Form 10KSB40
period 1996-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1997-03-31
CIK 894871

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended           December 31, 1996
                          --------------------------------------


                         Commission file number 1-12471
                                               ---------

                       INTEGRATED SURGICAL SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                                68-0232575
---------------------------------                           ------------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

829 West Stadium Lane, Sacramento, CA                                     95834
----------------------------------------                             ----------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (916) 646-3487
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange on Which
      Title of Each Class                    Each Class is Registered
      -------------------                 -------------------------------
  Common Stock, $.01 par value         The Pacific Stock Exchange Incorporated
  ----------------------------         ---------------------------------------

             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Revenues for the issuer's most recent fiscal year were $2,280,311.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the stock was sold on March 14, 1997 was $13,973,844.

         As of March 14, 1997, the issuer had 3,366,028 shares of Common Stock, $.01 par value, outstanding.

         Transitional Small Business Disclosure Format:  Yes   No X
                                                            ---  ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

         Integrated Surgical Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 1, 1990. The Company's executive offices are located in Sacramento, California.

         On November 21, 1996, the Company successfully completed an initial public offering ("IPO") of 1,525,000 shares of its Common Stock and Warrants to purchase an additional 1,753,750 shares of Common Stock. The initial public offering price of the Common Stock was $5.00 per share and the Warrants were $.10 per Warrant. The Company received net proceeds of approximately $6,137,000.

Business of the Company

         The Company develops, manufactures, markets and services image-directed, computer-controlled robotic products for surgical applications. The Company's principal product is the ROBODOC(R) Surgical Assistant System (the "ROBODOC System"), consisting of a computer-controlled surgical robot and the Company's ORTHODOC(R) Presurgical Planner (the "ORTHODOC"). The ROBODOC System has been used for primary total hip replacement ("THR") surgery on over 800 patients worldwide. The Company believes its "active" robotic system is the only available system that can accurately perform key segments of surgical procedures with precise tolerances generally not attainable by traditional manual surgical techniques. The ROBODOC System also allows the surgeon to prepare a preoperative plan specifically designed for the characteristics of the individual patient's anatomy. The technology for the ROBODOC System was initially developed at the University of California, Davis, in collaboration with International Business Machines Corporation ("IBM").

         The ORTHODOC is a computer workstation that utilizes the Company's proprietary software for preoperative surgical planning. The ORTHODOC is included as part of the ROBODOC System and may be marketed separately by the Company. The ORTHODOC converts computerized tomography ("CT") scan data of a patient's femur into three-dimensional images, and through a graphical user interface allows the surgeon to examine the bone more thoroughly and to select the optimal implant for the patient using a built-in library of available implants. A tape of the planned surgical procedure, developed by the ORTHODOC, guides the surgical robot arm of the ROBODOC System to accurately mill a cavity in the bone, thus allowing the surgeon to properly orient and align the implant. Prior to the primary surgery, three titanium locator pins are placed in the patient's femur in an out-patient procedure. These locator pins are used during the primary procedure to orient the ROBODOC System to the ORTHODOC preoperative plan. Non-clinical scientific data published by scientists from the Company and IBM demonstrate that as a result of the precise milling of a cavity, the ROBODOC System achieves over 95% bone-to-implant contact, as compared to an average of 20% bone-to-implant contact when surgery is performed manually.

         THR surgery involves the insertion of an implant into a cavity created in the patient's femur. Precise fit and correct alignment of the implant within the femoral cavity are generally considered key factors in the long-term success of THR surgery. In conventional THR surgery, a bone cavity is cut in the shape of the implant manually with metal tools, and the surgical plan, including the selection of the size and shape of the implant, is generally formulated based upon patient data obtained from two-dimensional x-ray images of the patient's femur. Based upon clinical experience to date in Germany with the ROBODOC System, patients have become weight-bearing in a shorter period than generally experienced by patients who have had this surgery performed manually. In addition, worldwide clinical data indicates that intraoperative fractures have been dramatically reduced in the THR surgeries performed with the ROBODOC System (no intraoperative fractures have resulted from THR surgeries performed with the ROBODOC System to date). The Company also believes fewer hip revision surgeries (implant replacements) may be necessary for patients who have had primary THR surgery performed with the ROBODOC System, as compared to patients who have this surgery performed manually.

         In the past, a majority of THR implants have been held in place with acrylic cement, which fills the spaces between the implant and the bone, thereby anchoring the implant to the femoral cavity ("cemented implants"). During the 1980's, implants that did not require cement ("cementless implants") were developed with materials designed to stimulate bone in-growth. The selection of a cemented or cementless implant generally is based upon a patient's bone condition and structure, age and activity level. Typically, cemented implants are used for older, less active patients. Furthermore, most implants require replacement within five to 20 years of the first operation. The software package developed by the Company in collaboration with IBM and Johns Hopkins University reduces the distortion of the x-ray images of the patient's femur used in planning hip revision surgery caused by the metal in the existing implant. Consequently, the surgeon would have a clearer view of the remaining bone in planning hip revision surgery and thereby be better able to remove fragmented cement without removing any of the remaining thin thigh bone.

Products

         ROBODOC System. The ROBODOC System, whose principal components are a computer-controlled, five-axis surgical robot and the Company's ORTHODOC Presurgical Planner, is an active robotic system that can accurately perform key segments of surgical procedures with precise tolerances generally not attainable by traditional surgical techniques. The ROBODOC System allows the surgeon to prepare a preoperative plan customized to the characteristics of the individual patient's anatomy and generates a tape instructing the computer-controlled robot to implement the surgical plan. The ROBODOC System includes a display console for screen prompts and surgical plan simulation, a control cabinet for computers and other electronic components, and proprietary applications and robot control software. The surgeon communicates with the robot via a sterile controller. Attendant supplies include custom surgical drapes, specially designed cutters, a leg- holding device (fixator) and a bone motion-detecting apparatus.

         ORTHODOC. The ORTHODOC is a Pentium(R)-based computer workstation that utilizes the Company's proprietary software for preoperative surgical planning. The ORTHODOC 500, an integral part of the ROBODOC System, may be sold separately as a surgical planner. The ORTHODOC 500 converts CT scan data of a patient's femur into three dimensional models of the femur on a high-resolution monitor, and through a graphical user interface permits the surgeon to examine the bone more thoroughly, select the optimal implant for the patient using a built-in library of available implants and select the position of the implant in the femur prior to surgery. The ORTHODOC 100, which will be sold only on a stand-alone basis, converts digitized x-rays of a patient's femur into pseudo three-dimensional images for planning surgery.

Potential Future Applications

         The Company intends to offer ROBODOC System customers separate software packages for each new orthopaedic application if, as and when developed by the Company. Consequently, the Company's customers would be able to use the ROBODOC System as the platform to perform a variety of orthopaedic surgical procedures without incurring significant additional hardware costs. The Company plans to develop software packages for the following orthopaedic surgical procedures for use with the ROBODOC System:

         Hip Revision. Hip revision surgery generally is required to replace loose or otherwise failed implants. Most implants require replacement in five to 20 years after the first operation. Hip revision surgery generally is difficult, time consuming and complex. The metal in the existing implant distorts x-ray images used for planning the surgery, obstructing the view of the remaining bone and, if a cemented implant is to be replaced, the location of the fragmented cement. The removal of the fragmented cement without removing any of the remaining thin bone structure is a major challenge for the surgeon.

         The Company is developing a software package for hip revision surgery using the ROBODOC System, in collaboration with IBM and Johns Hopkins University. The development of the hip revision application is being funded in part by a grant from the National Institute for Standards and Technology (Advanced Technology Program) of the United States Department of Commerce. See "Description of Business -- Research and Development." The first phase of the hip revision project relates to the development and implementation of software to create a clearer image of the remaining bone and fragmented cement in preparing the surgical plan. The second phase of the project involves its validation in a clinical setting. The Company believes that its hip revision software will improve surgical planning and enable the five-axis robot to remove cement more precisely than if the hip revision procedure were performed manually. The Company began to conduct clinical trials of the hip revision application in Europe during the fourth quarter of 1996. Upon completion of the clinical trials, the Company intends to offer software packages for the hip revision application to its customers.

         Total Knee Replacement. The Company plans to develop a software package for total knee replacement ("TKR") surgery using the ROBODOC System. The proposed software package to be developed for TKR surgery is intended to enable the ROBODOC System to select the optimal implant for the patient and make accurate cuts in the bone, thus allowing the surgeon to properly orient and align the implant. The proposed software package to be developed by the Company for TKR surgery performed with the ROBODOC System, if and when developed, is intended to result in a precise and accurate fit for implants that are properly sized and placed, regardless of bone quality. Furthermore, the Company believes that if and when this software package is developed, implant longevity and the prognosis for restored biomechanics will be significantly improved as a result of TKR surgery performed with the ROBODOC System.

         Vertebral Pedicle Screws. Pedicle screws are used to fuse vertebrae in need of repair due to trauma or herniated disc disease. The procedure involves the placement of screws straight down the center of an irregular section of a fragile bone only twice the diameter of the screw itself. Precise placement of a screw affects the outcome of the surgery. Misplacement of a screw can result in failure of the repair, trauma to the adjacent spinal cord, or rupture of nearby blood sinuses which can hemorrhage severely. The Company believes that if and when the development of the proposed software package for this surgical procedure is completed, the ROBODOC System will be capable of performing this surgical procedure more safely and effectively than surgery performed manually since the computer-controlled robot is better able to precisely orient its tool in a manner compatible with what is required for screw placement.

         Acetabulum Replacement and Revision. The Company plans to complement the THR femoral replacement application with acetabular cup planning and bone preparation for hip socket replacement surgery. Currently, surgeons estimate the size of the cup-shaped cavity in hip socket surgery using x-rays, which are subject to distortion. Working in a narrow space with a limited view, the surgeon ultimately selects the final cup size through trial and error. Due to the limitations of available surgical tools, the surgeon is obliged to use a hemispheric reamer and cup, although the human acetabulum (hip socket) is an irregular shape. The Company believes that the software for this application, if and when developed, would enable the computer-controlled robot to prepare an accurate bed for the implant, based on its specifications, and could prepare an irregularly shaped socket for a custom or anatomically-shaped acetabular component. The three-dimensional capability of the ORTHODOC would better enable it to determine and display the irregular shape of the acetabulum and instruct the robot to prepare the proper socket. This procedure potentially could solve the problem of leg-length discrepancies which often originate at the acetabulum.

         Osteotomies. Osteotomies are precise cuts in bone intended to reshape or realign abnormal or deformed structures. The Company's engineers have generated a detailed work plan to adapt the ROBODOC System for use in performing long-bone osteotomies on femurs and tibias (i.e., shin bones). The proposed software for this application, if and when developed, is intended to enable the surgeon using the views of the bone created by the ORTHODOC from CT scan data, to make trial cuts, remove bone and manipulate the remaining fragments, and experiment with the appropriate placement of plates and screws. The surgeon's final plan would be saved on a tape that would instruct the robot where to make saw cuts. The computer-controlled, five-axis robot would then orient itself in space by using topographical features of the operative bone. A fixator would secure the bone to the robot. The computer-controlled robot would then pre-place screw holes to facilitate the final realignment and make the actual cuts.

Sales, Marketing and Customers

         The ROBODOC System cannot be marketed in the United States until clearance or approval is obtained from the Food and Drug Administration (the "FDA"). The Company has received 510(k) clearance from the FDA to sell the ORTHODOC 500 in the United States.

         The Company has commenced marketing the ROBODOC System to orthopaedic and trauma surgeons and hospitals in Western Europe, through direct sales and arrangements with implant manufacturers. During February, 1997, the Company hired a European resident Marketing and Sales Manager. Presentations to potential customers focus on the clinical benefits obtained by patients, and the potential financial and marketing benefits obtained by hospitals and surgeons. The Company promotes its products in Europe through presentations at trade shows and advertisements in professional journals and technical and clinical publications, as well as through direct mail campaigns. A significant portion of the Company's financial resources will be used for marketing and sales activities with respect to Company's products, principally in Europe, and to establish a sales and marketing staff. To date, the Company's direct sales efforts have been primarily in Germany. Over 500 THR surgeries have been performed with the ROBODOC System at the Berufsgenossenschaftliche Unfallklinik ("BGU") clinic in Frankfurt, Germany since August 1994. As result of a significant increase in the number of THR surgeries performed at the clinic with the ROBODOC System, the BGU clinic purchased a second ROBODOC System in the second quarter 1996.

         To accelerate sales and reduce the lengthy sales cycle, the Company has entered into informal leasing arrangements with two major multinational leasing companies. Based upon lease financing proposals offered to customers in Germany by these leasing companies, the monthly lease payment for a five-year lease for the ROBODOC System would be equivalent to the average price of one THR surgery. No leasing transactions have been consummated under these arrangements as of December 31, 1996.

         The Company intends to commence marketing the ORTHODOC to hospitals, orthopaedic surgeons and implant manufacturers in the United States and Western Europe in late 1997. See "Description of Business -- Government Regulation."

         During the years ended December 31, 1995 and 1996, export sales of ROBODOC Systems amounted to approximately $165,000 and $2,280,000, respectively.

Manufacturing

         The Company's manufacturing process consists primarily of final assembly of purchased components, testing of the products and packaging, and is conducted at its facility in Sacramento, California, which currently can support the construction of two ROBODOC Systems per month. The Company purchases substantially all components for its ROBODOC System from outside vendors, then assembles these parts and installs its proprietary software. The ROBODOC System consists of the robot base and the control cabinet, which are connected through four interface cables, and the ORTHODOC. The robot is supplied by a sole source vendor, Sankyo Seiki of Japan, which customizes the robot to the Company's specifications for use with the ROBODOC System. Upon delivery of a robot, the Company performs a series of tests to verify proper functioning. The customization and supply process for the robot currently requires four months lead time. While the robot can be obtained from other suppliers with appropriate modifications and engineering effort, there can be no assurance that delays resulting from the required modifications or engineering effort to adopt alternative components would not adversely affect the Company. Ancillary items required to perform a robotic THR, including devices for fixing the hip and attaching it to the robot, numerous probes and cutter bearing sleeves, are assembled and tested separately.

         Consumables, including sterile drapes, bone screws, cutters and pendants, are also manufactured by outside vendors according to the Company's specification and are inspected upon receipt to ensure that these specifications are consistently met. The Company purchases these items in quantity and distributes them on a per order basis. The Company also coordinates the packaging and sterilization of certain items. The Company's policy is to procure its consumables from vendors that it approves after ensuring that the goods comply with the Company's sterilization requirements.

         The ORTHODOC consists of a pentium-based computer workstation and associated peripherals, and includes the Company's proprietary software. The Company purchases and then tests the computer as a complete package. A computer board is added to interface to CT/x-ray scanner input modules and, if required, the ROBODOC System's tape output drive. The hard drive is reformatted to accept the operating system, and appropriate ORTHODOC software is installed. The unit is built configured for 110 or 220 AC volt operation.

         The Company's manufacturing facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices ("GMP"). In addition, the Company's products will be required to satisfy European manufacturing standards for sale in Europe. The Company believes that it is in compliance with GMP and expects to obtain ISO-9000 certification, which will be required for sales of its products in Europe after June 14, 1998, by the end of 1997. See "Description of Business -- Government Regulation."

Research and Development

         Since its inception, the Company's research and development activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications and operating software for these products. The Company incurred research and development expenses of approximately $2,469,000 and $2,361,000 in connection with the development of the ROBODOC System and the ORTHODOC for the years ended December 31, 1996 and December 31, 1995, respectively.

         The Company is developing a software package for hip revision surgery, in collaboration with IBM and Johns Hopkins University, funded in part by a grant from the National Institute for Standards and Technology (Advanced Technology Program) of the United States Department of Commerce ("NIST"). Hip revision surgery generally is difficult, time consuming and complex. The metal in the existing implant distorts x-ray images used for planning the surgery, obstructing the remaining bone and, if a cemented implant is to be replaced, the location of the fragmented cement. The removal of the fragmented cement without removing any of the remaining thin bone structure is a major challenge for the surgeon. The first phase of the hip revision project relates to the development and implementation of software to create a clearer image of the remaining bone and fragmented cement in preparing the surgical plan. The second phase of the project involves its validation in a clinical setting. The Company believes that its hip revision software will improve surgical planning for hip revision surgery and would enable the five-axis robot to remove cement more precisely than if the hip revision procedure was performed manually.

         Under the terms of the NIST grant, the Company, IBM and Johns Hopkins University are entitled to reimbursement for 49% of the expenses incurred in connection with the project for a period of three years. The maximum amount of expenses subject to reimbursement under the grant is approximately $4,000,000, so that not more than approximately $1,960,000 in expenses may be reimbursed in the aggregate to the Company, IBM and Johns Hopkins University under the grant. The Company has incurred research and development expenses of approximately $460,000 in connection with the hip revision project through December 31, 1996. As of December 1996, the

Company had received $135,458 distributed under the grant. See "Description of Business--Potential Future Applications". The Company began clinical trials for the hip revision application in Europe in the last quarter of 1996.

         During December, 1996, the Company was awarded an order from Johnson & Johnson's Professional ("J & J") to add J & J's S-ROM hip prostheses to its software library. When completed, this will allow orthopedic surgeons to plan hip replacement surgeries using J & J's line of implants. The Company will further expand the library of implants used at clinical sites to include multiple implant lines, revision stems, and custom-made prostheses. The Company has also commenced preliminary work with respect to the application of the base technology for total knee replacement surgery.

         As of March 14, 1997, the Company's engineering staff was comprised of 18 engineers (including four Ph.D.s and five temporary engineers) in a variety of specialities.

Competition

         The principal competition for the ROBODOC System is manual surgery performed by orthopaedic surgeons, using surgical power tools and manual devices. The providers of these instruments are the major orthopaedic companies, which include Howmedica, Inc. (a subsidiary of Pfizer, Inc.), located in New York; Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb Company), located in Indiana; Johnson & Johnson Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), located in New Jersey; DePuy, Inc. (a subsidiary of Corange Limited), located in Indiana; Biomet, Inc. located in Indiana; and Osteonics, Inc. (a subsidiary of the Stryker Corporation), located in New Jersey. Stierlin MAQUET, a medical device manufacturer located in Germany, has recently announced that it intends to market a device similar to ROBODOC in early 1998. In addition, there are companies in the medical products industry, particularly the major orthopaedic companies, capable of developing and marketing computer-controlled robotic systems for surgical applications, many of whom have significantly greater financial, technical, manufacturing, marketing and distribution resources than the Company, and have established reputations in the medical device industry. However, the Company believes that it enjoys a significant competitive advantage over such companies in view of the time required to develop an image-directed, computer controlled robotic system and to obtain the necessary regulatory approvals, including the sponsorship of clinical trials. There can be no assurance that future competition will not have a material adverse effect on the Company's business.

         The Company's ROBODOC System represents a significant technological advancement with respect to the manner in which THR surgery is performed. The Company's image-directed, computer-controlled robotic technology is intended to complement, rather than replace, surgeons in performing THR and other orthopaedic surgeries. Although there are companies which market technologically advanced surgical tools used by surgeons in performing orthopaedic surgeries, including passive robot systems that direct the surgeon in planning and performing surgical procedures (e.g., aiming and holding devices), the Company believes that the ROBODOC System is the only active robotic system that performs a key segment of THR surgery (i.e., milling a bone cavity) under the supervision of a surgeon. The cost of the ROBODOC System represents a significant capital expenditure for a customer, and accordingly may discourage purchases by certain customers. The Company intends to offer its customers separate software packages for other orthopaedic applications that may be developed by the Company. Consequently, the Company's customers would be able to use the ROBODOC System as the platform to perform a variety of orthopaedic surgical procedures without incurring significant additional hardware costs.

Warranty and Service

         The Company offers a full warranty, covering parts and labor, for the first year following the purchase of its products, which warranty coverage can be extended on an annual basis by purchasing a maintenance agreement at a price of 10% of the original purchase price of the product.

         Generally, minor problems have been diagnosed through modem and fixed on-site by users. The Company has developed a service program using a high volume clinical site as a model. The Company plans to provide 24-hour turnaround time for any site. The Company has contracted with a third party in Europe to service the Company's customer base.

         To date, the Company has trained its customers with its in-house technical staff. The Company has recently contracted with a third-party trainer in Europe to supplement its in-house staff.

Patents and Proprietary Rights

          The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and to maintain its competitive position.

         The Company has filed four patent applications, and is preparing for filing additional patent applications covering various aspects of its technology. In addition, IBM has agreed not to assert infringement claims against the Company with respect to an IBM patent relating to robotic medical technology, to the extent such technology is used in the Company's products. Furthermore, significant portions of the ORTHODOC and ROBODOC System software are protected by copyrights. IBM has granted the Company a royalty-free license for the underlying software code for the ROBODOC System. In addition, the Company has registered the marks ROBODOC and ORTHODOC.

Government Regulation

         The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         Any products manufactured or distributed by the Company pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Recently adopted GMP requirements, including those pertaining to design controls, are likely to increase the cost of GMP compliance.

         The Company intends to file a pre-market approval application ("PMA") with the FDA in mid to late 1997 for approval to market the ROBODOC System in the United States. The Company intends to make an informal pre-PMA submission of the clinical data to the FDA. Depending upon the FDA's review of this submission, the target date for submitting a PMA application could be extended. There can be no assurance that the PMA application, once submitted, will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain approval, or will not include unfavorable post-approval restrictions (for example, limitations on the indicated patient population).

         After receipt of PMA approval, if any, the Company expects that the FDA would consider new surgical applications for the ROBODOC System to be new indications for use, which generally would require FDA approval of a PMA supplement or, possibly, a new PMA. The FDA is also likely to require additional approvals before the agency will permit the Company to incorporate new imaging modalities (such as ultrasound and MRI) or other new technologies in the ROBODOC System. The FDA likely will require that such additional approvals be supported by new clinical data.

         In February 1996, the Company filed a Pre-Market Approval Notification 510(k) submission for the ORTHODOC 500 as a stand-alone device. Such 510(k) submission is the first product marketing clearance filing made by the Company with the FDA. In January 1997, the Company received notification from the FDA that the ORTHODOC 500 has received marketing clearance in the United States .

         There can be no assurance that the Company will be able to obtain necessary regulatory approvals for current products or products under development on a timely basis, or at all, or that the Company will have the necessary resources to obtain such approval. Delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operation.

         Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy prohibits marketing approved medical devices for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial position or results of operations.

         Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance that the Company will receive FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to obtain CPEs, meet FDA's export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. Approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances for the Company's products will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The ROBODOC System satisfies international electromedical standard IEC 601-1 and the protection requirements of the Electromagnetic Compatibility Directive (89/336/EEC), thus allowing the Company to apply the CE Mark. This conformity is evidenced by the grant of a GS-Mark by Technische Ubermachtungs Verein Rheinland ("TUV"), a testing body in Germany, under current German regulations.

Product Liability

         The manufacture and sale of medical products exposes the Company to the risk of significant damages from product liability claims. The Company maintains product liability insurance against product liability claims in the amount of $5 million per occurrence and $5 million in the aggregate. In addition, in connection with the sale of ROBODOC Systems, the Company enters into indemnification agreements with its customers pursuant to which the customers indemnify the Company against any claims against it arising from improper use of the ROBODOC System. There can be no assurance, however, that the coverage limits of the Company's insurance policies will be adequate, that the Company will continue to be able to procure and maintain such insurance coverage, that such insurance can be maintained at acceptable costs, or that customers will be able to satisfy indemnification claims. Although the Company has not experienced any product liability claims to date, a successful claim brought against the Company in excess of its insurance coverage could have a materially adverse effect on the Company's business, financial condition, and results of operations.

Employees

         As of March 14, 1997, the Company had 35 full time employees, including 19 in research and development, 2 in sales and marketing, 6 in manufacturing, 3 in regulatory affairs and quality assurance, and 5 in administration. The Company also had 6 part-time or temporary employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices and production facility, comprising a total of approximately 15,000 square feet of space, are located in Sacramento, California. The Company occupies its manufacturing facility premises pursuant to a lease that expires in 1998 and occupies its office facilities on a month-to-month tenancy. The total rent expense for these premises is approximately $12,300 per month. The lease for the Company's manufacturing facility provides for escalation of rent at the rate of 5% per annum. The Company is considering alternative lease arrangements, and believes that alternative space is available on reasonable terms. While the Company believes that its existing facilities are adequate for its present operations, it anticipates that within the next two years it will be required to relocate to a larger facility of from 20,000 to 25,000 square feet to accommodate future growth in manufacturing and research and development.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceeding and its property is not subject to such proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Since November 21, 1996, the Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") of the Company (i) have been quoted on the National Association of Securities Dealers, Inc. Automated Quotation System SmallCap Market ("Nasdaq") under the symbols "RDOC" and "RDOCW" and (ii) have been traded on The Pacific Stock Exchange Incorporated under the symbols "ROB" and "ROBWS".

         The following table sets forth the high and low closing prices as reported by Nasdaq of the Company's Common Stock and Warrants from November 21, 1996 through the fiscal year ended December 31, 1996, and from January 1, 1997 through March 14, 1997.

         SECURITY            TRADING PERIOD                                  HIGH           LOW
         --------            --------------                                  ----           ---

         Common Stock        Fiscal Year Ended December 31, 1996
                             November 21, 1996 - December 31, 1996           5 3/4           5

                             Fiscal Year Ended December 31, 1997
                             January 1, 1997 -  March 14, 1997               6 3/4           5


         Warrants            Fiscal Year Ended December 31, 1996
                             November 21, 1996 - December 31, 1996               1         1/2

                             Fiscal Year Ended December 31, 1997             1 1/2         5/8
                             January 1, 1997 -  March 14, 1997


         (b) There were approximately 41 stockholders of record of the Company's Common Stock and 6 holders of the Company's Warrants as of March 14, 1997.

         (c) The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements, including the notes thereto, appearing elsewhere in this report.

General

         From its inception in October 1990, the Company has been primarily engaged in the development and clinical evaluation of the ROBODOC System. Net sales are derived from the sale of ROBODOC Systems and related consumables. Prior to 1996, sales of the ROBODOC System were limited to sales for clinical evaluation. In the first quarter of 1996, the ROBODOC System satisfied the appropriate international electromedical safety standards and complied with the requirements of the Electromagnetic Compatibility Directive, thus allowing the Company to apply the CE Mark and to distribute the ROBODOC System throughout the European Union. The Company sold its first commercial ROBODOC System to a clinic in Germany in March 1996.

         In the United States, the Company's products are subject to regulation by the FDA. The Company intends to file an application for pre-market approval with the FDA in mid to late 1997 for approval to market the ROBODOC System in the United States.

         Until the commercial introduction of the ROBODOC System in the first quarter of 1996, the Company operated as a development stage enterprise. In addition, the Company has incurred a net loss for each period since its inception. The Company intends to develop additional surgical applications for the ROBODOC System and to significantly increase its technical staff. The Company also plans to increase spending on sales and marketing. The Company expects operating losses to continue until sales of its products, if ever, increase significantly.

Results of Operations

Fiscal Years Ended December 31, 1996 and 1995

         Net Sales. Net sales for the year ended December 31, 1996 ("Fiscal 1996"), increased by approximately $2,106,000, as compared to the year ended December 31, 1995 (the "Fiscal 1995 "), as a result of commercial sales of the ROBODOC System to customers in Germany and Austria. No clinical evaluation systems were sold during Fiscal 1995. Sales of consumables during Fiscal 1996 (approximately $140,000, or 6% of net sales) decreased by approximately $35,000, or 20%, as compared to Fiscal 1995 when sales of consumables accounted for all net revenues, primarily due to a certain number of consumables being given without charge to new customers during 1996.

         Cost of Sales. Cost of sales for Fiscal 1996 (approximately $884,000), increased significantly as compared to Fiscal 1995 (approximately $70,000), as a result of the first commercial sales of the ROBODOC System in Fiscal 1996. Cost of sales as a percentage of net sales was 40% and 39% for Fiscal 1995 and Fiscal 1996, respectively.

         Selling, General and Administrative. Selling, general and administrative expenses for Fiscal 1996 (approximately $2,066,000) increased by approximately $397,000, or 24%, as compared to Fiscal 1995 (approximately $1,669,000), due primarily to the Company's participation in trade shows in Germany during Fiscal 1996.

         Research and Development. Research and development expenses for Fiscal 1996 (approximately $2,469,000) increased by approximately $107,000, or approximately 5%, as compared to Fiscal 1995 (approximately $2,361,000), due to increased staffing required for the development of additional applications.

         Stock Compensation. During Fiscal 1996, the Company recorded deferred stock compensation of approximately $784,000 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. The deferred stock compensation is being amortized into expense over the vesting period of the stock options, which generally ranges from 3 to 5 years. Deferred compensation relating to stock options which vested immediately was expensed on the date of grant. Compensation expense of approximately $357,000 was recorded during Fiscal 1996 relating to these stock options, and the remaining $427,000 will be amortized into expense in future periods.

         Interest Income. Interest income for Fiscal 1996 (approximately $88,000) decreased by approximately $19,000, or 18%, as compared to Fiscal 1995, primarily due to higher average cash balances during Fiscal 1995.

         Interest Expense. The Company had no interest expense for Fiscal 1996, as compared to Fiscal 1995 (approximately $288,000), primarily as a result of the conversion in December 1995 of a $3,000,000 convertible note payable, bearing interest at 9.25% per annum, into a warrant to purchase Common Stock.

         Other Income and Expense. Other expense for Fiscal 1996 was approximately $31,000, as compared to other income for Fiscal 1995 of approximately $56,000. The primary reason for the difference is the strengthening of the Dutch Guilder against the U.S. Dollar during Fiscal 1995, as compared to a weakening of the Dutch Guilder against the U.S. Dollar in Fiscal 1996. This resulted in currency transaction gains and losses on the U.S. currency obligations of the Company's wholly owned subsidiary in The Netherlands, Integrated Surgical Systems BV.

         Net Loss. The net loss for Fiscal 1996 (approximately $3,449,000) decreased by approximately $605,000, or approximately 15%, as compared to the net loss for Fiscal 1995 (approximately $4,054,000), primarily due to the gross margin realized on the increased net sales. This increase was partially offset by an increase in operating expenses, principally due to stock compensation expense, increased participation in trade shows in Germany and increased research and development staffing.

         Preferred Stock Dividends. The Company accumulated preferred stock dividends of approximately 8% on the outstanding shares of Series B and Series C Preferred Stock for Fiscal 1995. These cumulative dividends, together with the Series B and Series C Preferred Stock, were converted into Common Stock in December 1995. The Series D Preferred Stock which was outstanding until it was automatically converted upon the close of the Company's Initial Public Offering did not provide for cumulative dividends.

Liquidity and Capital Resources

         Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $23.8 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

         The Company used cash from operating activities of approximately $3,508,000 and $3,432,000 in Fiscal 1995 and Fiscal 1996. Net cash used for operations in each of these periods resulted primarily from the net loss. Cash used for operations in Fiscal 1995 reflected a decrease in inventory, an increase in other liabilities and payments made under a severance agreement with a former executive officer. Cash used for operations in Fiscal 1996 reflected a payment made on a note payable held by a supplier, a decrease in a customer deposit relating to the delivery of a commercial system and increases in accounts receivable and inventory. The Company is eligible to receive reimbursement for 49% of its qualified expenditures under the terms of a grant from the National Institute for Standards & Technology ("NIST"). The Company received reimbursements from this program of approximately $19,000 and $116,000 for Fiscal 1995 and Fiscal 1996, respectively.

         The Company's investing activities have consisted primarily of expenditures for property and equipment which totaled approximately $121,000 and $41,000 in Fiscal 1995 and Fiscal 1996, respectively. Included in Fiscal 1995 is a ROBODOC System owned by the Company and placed in a clinic in Germany for clinical evaluation. This system was sold to the clinic during Fiscal 1996.

         Cash provided by financing activities from inception through December 31, 1996 is comprised of the net cash proceeds from the sale of a convertible note in the principal amount of $3,000,000, the sale of convertible preferred stock and warrants for $14,676,000, and the sale of Common Stock and Warrants for $6,137,000, resulting from the Company's Initial Public Offering in November 1996. As part of the recapitalization of the Company in December 1995, the entire $3,000,000 principal amount of the convertible note, together with accrued interest thereon of approximately $1,224,000, was converted into a warrant to purchase Common Stock. A total of

$11,734,000 and $2,942,000 of preferred stock was converted into Common Stock in December 1995 and November 1996, respectively.

         The Company expects to incur additional operating losses at least through 1997. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control, such as the requirements for and time required to obtain FDA authorization to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. The Company expects that its current funding, together with cash flow from operations, will be sufficient to finance its operations through 1997.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements follow Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The following table sets forth information concerning the Company's executive officers, directors and certain other management personnel.

                   NAME                   AGE                        POSITION
                   ----                   ---                        --------
         Ramesh C. Trivedi.........       57      President, Chief Executive Officer and a Director
         James C. McGroddy(1)(2)...       59      Chairman of the Board
         Michael J. Tomczak........       41      Vice President, Chief Financial Officer and Secretary
         Peter Kazanzides..........       35      Director of Robotics and Software
         Brent D. Mittelstadt......       37      Director of Biomedical Applications
         Naser N. Salman...........       52      Director of Regulatory Affairs
         Stu Heald.................       60      Manager of Manufacturing
         John N. Kapoor(1)(2)......       53      Director
         Paul A.H. Pankow(1)(2)....       67      Director
         Wendy Shelton-Paul........       44      Director

----------
         (1) Member of Compensation Committee of the Board of Directors.

         (2) Member of Audit Committee of the Board of Directors.

Biographical Information

RAMESH C. TRIVEDI, PH.D., has been President, Chief Executive Officer and a Director of the Company since November 1995, and served as a consultant to the Company from February 1995 until November 1995. Dr. Trivedi has over 25 years experience in the healthcare field. Dr. Trivedi founded California Biomedical Consultants in 1987, an international consulting firm. From 1985 to 1986, Dr. Trivedi was the President and Chief Executive Officer of DigiRad Corporation, a medical imaging company. From 1978 to 1984, he was the director of business development of Syva Company and the General Manager of Synaco, Inc., divisions of Syntex Corporation, a pharmaceutical company. From 1972 to 1978, Dr. Trivedi was the head of the product management group at the Worthington division of Millipore Corporation, a membrane filtration company, and the head of the chemistry group of the Diagnostic Division of Pfizer, Inc. from 1971 to 1972. Dr. Trivedi received a Ph.D. in Chemical Engineering from Lehigh University in 1970 and an MBA from Pepperdine University in 1981.

JAMES C. MCGRODDY, PH.D., has been Chairman of the Board of Directors of the Company since November 1995. From 1965 through December 1996, Dr. McGroddy was employed by IBM. From January 1996, Dr. McGroddy served as Senior Vice President and Special Advisor to the Chairman of IBM. From May 1989 to December 31, 1995, Dr. McGroddy was Senior Vice President of Research of IBM with responsibility for approximately 2,500 technical professionals in IBM's seven research laboratories around the world. He is a member of IBM's Worldwide Management Council. Dr. McGroddy has been involved in the development of the Company since its inception in October 1990, initially as an advisor and since November 1995 as a Director. Dr. McGroddy received a Ph.D. in physics from the University of Maryland in 1965.

MICHAEL J. TOMCZAK has been Vice President and Chief Financial Officer of the Company since October 1991 and Secretary since September 1996. From September 1988 to October 1991, Mr. Tomczak served as a Senior Manager of Ernst & Young LLP, directing its Entrepreneurial Services Group in the Sacramento office. From September 1985 to September 1988, Mr. Tomczak served as Vice President of Finance for Valley Industries, a manufacturer of automotive products. Mr. Tomczak became a certified public accountant in Michigan in 1981 and in California in 1989. He received a B.A. from Western Michigan University in 1979.

PETER KAZANZIDES, PH.D., a co-founder of the Company, has been an employee of the Company since November 1990 and Director of Robotics and Software of the Company since December 1995. He received Sc.B., Sc.M., and Ph.D. degrees in electrical engineering from Brown University in 1983, 1985, and 1988, respectively. His dissertation focused on force control and multiprocessor systems for robotics. He performed post-doctoral research in surgical robotics from March 1989 to March 1990 at the IBM T.J. Watson Research Center.

BRENT D. MITTELSTADT, a co-founder of the Company, has been an employee of the Company since November 1990 and Director of Surgical Applications of the Company since December 1995. He began research in surgical robotics in 1986 as a visiting research scientist at the IBM T.J. Watson Research Center and is responsible for much of the early development of CT guided robotic systems for total hip replacement surgery. Mr. Mittelstadt received a B.S. in Biology from the University of Arizona in 1984.

NASER N. SALMAN, PH.D., has been Director of Regulatory Affairs of the Company since February 1997. From May 1985 to February 1997, Dr. Salman was self-employed as a consultant providing regulatory and technical assistance to medical device manufacturers. From December 1980 to April 1985, Dr. Salman served as Senior Scientific Reviewer for the Food and Drug Administration. Dr. Salman received a Ph.D. in Bio-Engineering from Clemson University in 1980.

STU HEALD has been Manager of Manufacturing of the Company since June 1996. Mr. Heald has over 30 years experience in manufacturing products. From September 1993 to June 1996, Mr. Heald served as Operations Manager at Advanced Power Solutions, a division of M&L Enterprises, Inc., a manufacturer of power supplies. From October 1986 to August 1993, Mr. Heald served as Shop Operation Manager at Resonex Inc., a manufacturer of magnetic resonance imaging systems. Mr.

Heald received a B.S. in Industrial Management from California State University San Francisco in 1962.

JOHN N. KAPOOR, PH.D., has been a Director of the Company since December 1995. Dr. Kapoor founded EJ Financial Enterprises, Inc., a healthcare consulting and investment company, in March 1990, of which he is currently President. Since October 1990, Dr. Kapoor has been Chairman of Option Care, Inc., a home health care provider franchisor. Dr. Kapoor has been the Chairman of Unimed Pharmaceuticals, Inc., a specialty pharmaceutical company since 1990. Since May 1996, Dr. Kapoor has been Chief Executive Officer of Akorn, Inc., a manufacturer and distributor of ophthalmic products, of which Dr. Kapoor also serves as Chairman. In addition, Dr. Kapoor serves as Chairman of NeoPharm, Inc., a cancer drug research and development company. Dr. Kapoor also served as Chairman of Lyphomed, Inc., a pharmaceutical company, from 1983 to 1990, and was a Director of Lunar Corp., a manufacturer and marketer of x-ray and ultrasound systems, from May 1990 to April 1996. Dr. Kapoor received a Ph.D. in medicinal chemistry from State University of New York in 1970.

On August 16, 1992, a lawsuit was filed against Dr. Kapoor in the United States District Court for the Northern District of Illinois by Fujisawa Pharmaceutical Co., Ltd. and Fujisawa USA, Inc. ("Fujisawa"). The complaint alleged that Dr. Kapoor, while President and Chief Executive Officer of Lyphomed, Inc., a company acquired by Fujisawa, violated provisions of the Federal securities laws and the Racketeer Influenced and Corrupt Organizations Act (RICO), and also asserted certain state law claims. On July 25, 1996, the complaint was dismissed in part, and Dr. Kapoor was granted summary judgment on the remaining claims. On August 22, 1996, Fujisawa filed a notice of appeal of the dismissal and summary judgment decision. Dr. Kapoor vigorously denies the allegations and filed a complaint against Fujisawa in Illinois state court on August 27, 1996 claiming breach of contract, defamation of character and other state law claims.


PAUL A.H. PANKOW has been a Director of the Company since May 1995. Since March 1995, Mr. Pankow has been President of PAP Consulting, a business and technical consulting firm. From September 1959 to February 1995, Mr. Pankow held various positions with 3M Corporation, most recently as a Vice President, and as Chief Executive Officer of its Imaging Systems Division. He currently serves as chairman of the Optoelectronic Industry Development Association and is a member of several other industry boards. Mr. Pankow received a B.S. in mechanical engineering and business administration from the University of Minnesota in 1956.

WENDY SHELTON-PAUL, DVM, has been a Director of the Company since February 1993. Dr. Shelton-Paul served as a consultant to the Company from June 1993 to January 1994, when she joined the Company as its Vice President of Science and Technology. From February 1995 through November 1995, she served as Acting Chief Executive Officer of the Company. From November 1995 to December 1996, she served as Vice President of Medical Affairs. Until 1993, Dr. Shelton-Paul owned and operated a private veterinary practice. Dr. Shelton-Paul received a DVM from the University of California School of Veterinary Medicine in 1981.

         All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's copies of such forms received, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during 1996, Officers, Directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer and certain other management personnel of the Company whose salary and bonus for the year ended December 31, 1996 exceeded $100,000 (collectively, the "Named Executives and Certain Other Management").



                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                         ANNUAL COMPENSATION                   COMPENSATION
                                                         -------------------                   ------------
                                                                                 OTHER          SECURITIES
                                                                                 ANNUAL         UNDERLYING
      NAME AND PRINCIPAL POSITION             YEAR             SALARY        COMPENSATION(2)     OPTIONS
      ---------------------------             ----             ------        --------------      -------
Ramesh C. Trivedi
Chief Executive Officer and President.......  1996            $264,000           $50,000          316,907

Wendy Shelton-Paul (1)
Vice President of Medical Affairs...........  1996            $120,000           $30,000           30,415

Michael J. Tomczak
Vice President and Chief Financial Officer..  1996            $112,060           $30,000           30,415

Peter Kazanzides
Director of Robotics and Software...........  1996             $80,080           $30,000           77,726

Brent Mittelstadt
Director of Biomedical Applications.........  1996             $76,670           $30,000           77,726

(1) Dr. Shelton-Paul resigned from her position as Vice President of Medical Affairs effective December 31, 1996.

(2)      Represents cash compensation under the Company's incentive bonus plan.

         The Company has adopted a policy of compensating independent directors in the amount of $7,500 annually and $500 additional for each Board of Directors meeting attended and $250 for each telephonic Board of Directors meeting attended. Members who serve on either the Audit or Compensation Committees are to be paid $300 for each meeting attended and $150 for each telephonic meeting attended. Committee chairmen also are to be paid a fee of $500 per annum.

         The Company will also grant independent members of the Board of Directors ten year non-qualified stock options to purchase 3,500 shares of the Company's Common Stock at an exercise price equal to the greater of the fair market value on the date of issue or $5.00 per share.

         On July 26, 1996, Mr. Pankow was granted an option to purchase 2,704 shares of Common Stock at an exercise price of $2.07 share. On January 24, 1997, Dr. McGroddy was granted an option to purchase 25,000 shares of Common Stock at an exercise price of $5.00 share.

Employment Agreements

         On December 8, 1995, the Company entered into an employment agreement with Dr. Ramesh C. Trivedi, the Company's Chief Executive Officer and President. The agreement is for no specified term and provides for the at-will employment of Dr. Trivedi. Pursuant to the employment agreement, Dr. Trivedi is to receive an annual salary of $264,000 ($22,000 per month), plus out-of-pocket expenses. Dr. Trivedi's employment agreement provides for the grant of options to purchase 316,907 shares of the Company's Common Stock, at an exercise price of $0.07 per share, which were granted in February 1996. Upon termination by the Company, other than for cause (as defined in the employment agreement), Dr. Trivedi is entitled to receive his monthly salary for a period of nine months following the date of termination and consulting fees (at his then prevailing consulting rate) for three months of consulting services to be rendered during the twelve months following such termination.

         None of the other Named Executives and Certain Other Management has an employment agreement with the Company.

Stock Options

         The following table contains information concerning the grant of stock options under the Company's 1995 Stock Option Plan to all Named Executives and Certain Other Management during the fiscal year ended December 31, 1996. See "Executive Compensation -- Stock Option Plan" and Note 6 to the Company's Financial Statements appearing elsewhere in this report.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                          PERCENT OF
                           NUMBER OF         TOTAL
                             SHARES         OPTIONS
                           UNDERLYING     GRANTED TO         EXERCISE
                            OPTIONS      EMPLOYEES IN        PRICE PER     EXPIRATION
         NAME            GRANTED(1)(3)   FISCAL YEAR(3)      SHARE(2)         DATE
         ----            -------------   --------------      --------         ----
Ramesh C. Trivedi           316,907            41.7%          $ 0.07        2/16/06
Wendy Shelton-Paul           30,415             4.3%          $ 0.07        2/16/06
Michael J. Tomczak           30,415             4.3%          $ 0.07        2/16/06
Peter Kazanzides             77,726            11.0%          $ 0.07        2/16/06
Brent  D. Mittelstadt        77,726            11.0%          $ 0.07        2/16/06

----------

(1) Stock options are granted at the discretion of the Compensation Committee of the Company's Board of Directors. Stock options have a 10-year term and vest periodically over a period not to exceed five years.

(2) The Compensation Committee of the Company's Board of Directors may elect to reduce the exercise price of any option to the current fair market value of the Common Stock if the value of the Common Stock has declined from the date of grant.

(3) Does not include the options previously outstanding under the Company's 1991 Stock Option Plan which were repriced on February 16, 1996. See the table captioned "Repricing of Options" under "Stock Options."

         The following table summarizes for each of the Named Executives and Certain Other Management the total number of unexercised options, if any, held at December 31, 1996, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 1996. The value of the unexercised, in-the-money options at December 31, 1996, is the difference between their exercise or base price and the value of the underlying Common Stock on December 31, 1996, at an assumed price of $5.00 per share.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

                            SHARES ACQUIRED           NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                            UPON EXERCISE OF         UNDERLYING UNEXERCISED            IN-THE-MONEY
                                OPTIONS                    OPTIONS AT                   OPTIONS AT
                           DURING FISCAL 1996          DECEMBER 31, 1996            DECEMBER 31, 1996

                                        VALUE
       NAME                NUMBER      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
       ----                ------      --------    -----------   -------------   ------------  -------------
RAMESH C. TRIVEDI             --           --        163,559         153,348       $806,346      $756,006
WENDY SHELTON-PAUL            --           --         40,553          57,449       $199,926      $283,224
MICHAEL J. TOMCZAK            --           --         64,620          33,850       $318,577      $166,881
PETER KAZANZIDES              --           --         19,822          78,884       $ 97,722      $388,898
BRENT D. MITTELSTADT          --           --         19,960          79,014       $ 98,403      $389,539

                              REPRICING OF OPTIONS

                                                       MARKET        EXERCISE                 LENGTH OF
                                       NUMBER OF      PRICE OF       PRICE OF                  ORIGINAL
                                       SECURITIES     STOCK AT       STOCK AT                OPTION TERM
                                       UNDERLYING      TIME PF       TIME OF                  REMAINING
                         REPRICE/       OPTIONS       REPRICING     REPRICING       NEW       AT DATE OF
                         REGRANT      REPRICED OR        OR             OR       EXERCISE    REPRICING OR
        NAME               DATE         AMENDED       AMENDMENT     AMENDMENT      PRICE      AMENDMENT
        ----               ----         -------       ---------     ---------      -----      ---------
Wendy Shelton-Paul       2/16/96          67587        $ .888        $ 4.88        $ .07     9.25 years
Michael J. Tomczak       2/16/96          43932        $ .888        $ 4.88        $ .07     9.25 years
Michael J. Tomczak       2/16/96           6759        $ .888        $ 7.84        $ .07     8.00 years
Michael J. Tomczak       2/16/96          13308        $ .888        $ 7.84        $ .07     6.50 years
Michael J. Tomczak       2/16/96           4056        $ .888        $ 7.84        $ .07     6.00 years
Peter Kazanzides         2/16/96           3380        $ .888        $ 4.88        $ .07     9.25 years
Peter Kazanzides         2/16/96           1014        $ .888        $ 7.84        $ .07     8.00 years
Peter Kazanzides         2/16/96           4420        $ .888        $ 7.84        $ .07     6.50 years
Peter Kazanzides         2/16/96          12166        $ .888        $ 3.33        $ .07     6.00 years
Brent D. Mittelstadt     2/16/96           3380        $ .888        $ 4.88        $ .07     9.25 years
Brent D. Mittelstadt     2/16/96           1352        $ .888        $ 7.84        $ .07     8.00 years
Brent D. Mittelstadt     2/16/96           4350        $ .888        $ 7.84        $ .07     6.50 years
Brent D. Mittelstadt     2/16/96          12166        $ .888        $ 3.33        $ .07     6.00 years

         The Compensation Committee of the Board of Directors approved the replacement of these options to Dr. Shelton-Paul, Mr. Tomczak, Dr. Kazanzides, and Mr. Mittelstadt and options to other employees of the Company, at an exercise price of $.07 per share, having concluded that the principal purpose of the Company's stock option program (i.e., to provide an equity incentive to employees to remain in the employment of the Company and to work diligently in its best interests) would not be achieved for those employees holding options exercisable above the market price of the Common Stock. In connection with the granting of these replacement options, participating option holders agreed not to exercise any option for a period of six months from the date of such regrant.

Stock Option Plan

         On December 13, 1995, the Board of Directors adopted, and stockholders approved, the 1995 Stock Option Plan (the "Plan"). The Plan is to be administered by the Board of Directors or a committee thereof. The Plan is currently administered by the Compensation Committee of the Board of Directors. The Plan, as initially adopted, authorized the Company to grant stock purchase rights and/or options to acquire an aggregate of 1,108,949 shares of Common Stock to directors, employees (including officers) and consultants of the Company ("Plan participants"). On September 16, 1996, the Board of Directors of the Company adopted an amendment to the Plan, increasing the number of shares of Common Stock covered by the Plan to 1,249,070 shares, subject to stockholder approval.

         As of December 31, 1996, there were outstanding options to purchase an aggregate of 925,859 shares granted pursuant to the Plan and options to purchase an aggregate of 21,325 shares granted pursuant to the Company's 1991 Stock Option Plan, which was terminated in December 1995. At December 31, 1996, options to purchase an aggregate 292,366 shares of Common Stock were available for grant under the Plan. No stock purchase rights have been granted pursuant to the Plan. See Note 6 to the Company's Financial Statements appearing elsewhere in this report.

         The Plan authorizes the issuance of incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code of 1986, non-qualified stock options ("NQSOs", and together with ISOs, "Options") and stock purchase rights ("SPRs"). Consultants and directors who are not also employees of the Company are eligible for grants of only NQSOs and/or SPRs. The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of the shares covered by ISOs granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board, or committee thereof, in its discretion, provided that the exercise price of a NQSO is not less than 85% of the fair market value of the Common Stock on the date of grant. The Board, or Committee thereof, shall determine the term of the Options and SPRs; provided, however, that in no event may an Option have a term of more than ten (10) years (no more than five (5) years with respect to ISOs granted to a 10% Stockholder). Any Option which is granted shall be vested and exercisable at such time as determined by the Board, or committee thereof, but in no event at a rate less than 20% per year. A recipient of an SPR must exercise such right within the period, not to exceed thirty (30) days from the date of grant, determined by the Board, or committee thereof. The Board, or committee thereof, may reserve to the Company upon the grant of an SPR, an option to repurchase upon a Plan participant's termination of employment, any stock acquired upon his exercise of the SPR at the SPR exercise price. Any such repurchase option shall lapse at a rate of not less than 20% per year commencing on the date of the Plan participant's purchase. Options and SPRs granted under the Plan are not transferable, other than by will or by the laws of descent and distribution. No stock options or SPRs may be granted under the Plan after December 12, 2005.

         Subject to the provisions of the Plan, the Board, or a committee thereof, has the authority to determine the individuals to whom the stock options or SPRs are to be granted, the number of shares to be covered by each option or SPR, the exercise price, the type of option, the exercise period, the restrictions, if any, on the exercise of the option or SPR, the terms for the payment of the exercise price and other terms and conditions. Payments by holders of options or SPRs upon exercise of an option may be made (as determined by the Board or a committee thereof) in cash or such other form of payment as may be permitted under the Plan, including without limitation, by promissory note or by delivery of shares of Common Stock.

         In February 1996, the Compensation Committee of the Board of Directors authorized the grant of options to purchase an aggregate of 242,746 shares of Common Stock, at an exercise price of $0.07 per share, to certain officers, directors and employees of the Company pursuant to the Company's 1995 Stock Option Plan, including options to purchase 67,587 shares granted to Dr. Wendy Shelton-Paul, Vice President of Medical Affairs of the Company, and options to purchase 68,055 shares granted to Michael J. Tomczak, Vice President and Chief Financial Officer of the Company, options to purchase 20,980 shares granted to Peter Kazanzides, Director of Robotics and Software and options to purchase 21,248 shares granted to Brent D. Mittelstadt, Director of Biomedical Applications. These options were issued in replacement of options previously granted pursuant to the Company's 1991 Stock Option Plan, with exercise prices ranging from $3.33 to $7.84 per share, surrendered for cancellation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock at March 14, 1997 by (i) each person known by the Company to be a beneficial owner of more than five (5%) percent of the outstanding Common Stock, (ii) each Director of the Company and each executive officer and certain other management personnel named in the Summary Compensation Table above and (iii) all Directors, executive officers and certain other management personnel as a group.

                                             AMOUNT AND
                                              NATURE OF           PERCENTAGE OF
                                              BENEFICIAL          COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNERS         OWNERSHIP      BENEFICIALLY OWNED(1)(2)
-------------------------------------         ---------      ------------------------
International Business Machines Corp. .....   2,274,066(4)           40.32%(5)
Old Orchard Road
Armonk, NY 10504

EJ Financial Investments V, L.P. ..........   1,039,792              30.89%
225 East Deer Path Road
Suite 250
Lake Forest, IL 60045

Sutter Health and Sutter Health Venture....     611,607(6)           18.17%
Partners, L.P.
One Capitol Mall
Sacramento, CA 95814

Ramesh C. Trivedi(3).......................     175,355(7)            4.95%(8)

John N. Kapoor.............................   1,039,792(9)           30.89%

James J. McGroddy(3).......................      21,000(10)           0.62%

Paul A.H. Pankow(3)........................       1,127(7)            0.03%(11)

Wendy Shelton-Paul(3)......................      89,290(12)           2.61%(13)

Mike Tomczak(3)............................      71,407(7)            2.08%(14)

Peter Kazanzides(3)........................      41,784(15)           1.23%(16)

Brent Mittelstadt(3).......................      45,046(17)           1.32%(18)

All directors and officers
as a group (8 persons).....................   1,463,801(19)          39.10%(20)

---------

(1) Under Securities and Exchange Commission rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is also deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Except as otherwise stated, calculated on the basis of 3,366,028 shares of Common Stock issued and outstanding.

(3) Address is c/o the Company, 829 West Stadium Lane, Sacramento, California 95834.

(4) Includes warrants to purchase 2,079,584 shares of Common Stock at an exercise price of $0.01 per share exercisable until December 31, 2005, warrants to purchase 67,587 shares of Common Stock at an exercise price of $0.07 per share exercisable until December 31, 2000, and warrants to purchase 126,895 shares of Common Stock at an exercise price of $0.01 per share exercisable until December 31, 2005, all of which warrants are presently exercisable.

(5) Calculated on the basis of 5,640,094 shares of Common Stock issued and outstanding.

(6) Includes 593,538 shares of Common Stock owned by Sutter Health and 18,069 shares of Common Stock beneficially owned by Sutter Health Venture Partners I, L.P. ("Sutter Partners"), an affiliate of Sutter Health.

(7) Represents shares issuable upon the exercise of stock options exercisable within 60 days, at an exercise price of $0.07 per share.

(8) Calculated on the basis of 3,541,383 shares of Common Stock issued and outstanding.

(9) Represents shares of Common Stock owned by EJ Financial Investments V, L.P., a limited partnership of which Mr. Kapoor is the managing general partner. Mr. Kapoor disclaims beneficial ownership of such shares.

(10) Includes 20,000 shares of Common Stock owned by Dr. McGroddy and 1,000 shares of Common Stock beneficially owned by his daughter.

(11) Calculated on the basis of 3,367,155 shares of Common Stock issued and outstanding.

(12) Includes 50,410 shares issuable upon exercise of stock options exercisable within 60 days, at an exercise price of $0.07 per share.

(13) Calculated based upon 3,416,438 shares of Common Stock issued and outstanding.

(14) Calculated based upon 3,437,435 shares of Common Stock issued and outstanding.

(15) Includes 39,452 shares issuable upon exercise of stock options exercisable within 60 days at an exercise price of $0.07 per share.

(16) Calculated based upon 3,405,480 shares of Common Stock issued and outstanding.

(17) Includes 39,605 shares issuable upon exercise of stock options exercisable within 60 days at an exercise price of $0.07 per share.

(18) Calculated based upon 3,405,633 shares of Common Stock issued and outstanding.

(19) Includes 377,356 shares of Common Stock issuable upon exercise of options exercisable within 60 days, at exercise prices ranging from $0.07 to $2.07 per share.

(20) Calculated based upon 3,743,384 shares of Common Stock issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

December 1995 Recapitalization

         Pursuant to a Series D Preferred Stock and Warrant Purchase Agreement (the "1995 Stock Purchase Agreement") dated as of December 21, 1995, the Company effected the recapitalization described below.

         The Company effected a one-for-five reverse stock split of its capital stock, and all outstanding shares of Series B and Series C Preferred Stock were converted into shares of Common Stock. Upon conversion of the Series B Preferred Stock, the Company issued 30,482 shares of Common Stock to each of Sutter Health and the Kapoor Trust, or a total of 60,964 shares. In addition, the Company issued 8,955 shares of Common Stock to each of Sutter Health and the Kapoor Trust, or a total of 17,910 shares, in exchange for the cancellation of all accumulated dividends on the Series B Preferred Stock. Upon conversion of the Series C Preferred Stock, the Company issued 89,604 shares. In addition, the Company issued 19,512 shares of Common Stock to Sutter Health and 3,169 shares of Common Stock to Keystone, or a total of 22,681 shares, in exchange for the cancellation of all accumulated dividends on the Series C Preferred Stock.

         As part of the recapitalization, IBM received a warrant to purchase 126,895 shares of Common Stock, at an exercise price of $0.01 per share, which expires on December 31, 2005, in exchange for the cancellation of the IBM Note in the principal amount of $3,000,000 and accrued interest thereon of $1,224,373. In addition, the expiration date of the warrant issued to IBM in connection with the formation of the Company was extended until December 31, 2000.

         Pursuant to the 1995 Stock Purchase Agreement, EJ Financial Investments V, L.P. ("EJ Financial") purchased 693,195 shares of Series D Preferred Stock for an aggregate purchase price of $666,667 ($0.96 per share), and IBM purchased a warrant to purchase 1,386,390 shares of Series D Preferred Stock, exercisable at any time prior to December 31, 2005, at an exercise price of $0.01 per share, for an aggregate purchase price of $1,333,333 ($0.96 per warrant). In addition, EJ Financial received an option to purchase an additional 346,597 shares of Series D Preferred Stock, on the same terms it purchased the Series D Preferred Stock and IBM received an option to purchase warrants to purchase an additional 693,194 shares of Series D Preferred being hereinafter referred to collectively as the "Standby Options"). On February 19, 1996, each of EJ Financial and IBM exercised its Standby Option, as required by the terms thereof, since the Company was unable to obtain alternative financing on substantially the same terms as the Standby Options prior to the expiration thereof.

         As part of the recapitalization of the Company, Sutter Health, Sutter Health Venture Partners and Keystone received warrants to purchase 390,888 shares, 11,899 shares and 43,300 shares, of

Common Stock, respectively, at an exercise price of $0.74 per share, in consideration for their consent to the terms of the recapitalization, including the sale of the Series D Preferred Stock. Sutter Health, Sutter Health Venture Partners and Keystone agreed to amend these warrants to permit payment of the exercise price by surrender of a portion of the warrants in lieu of payment of the cash exercise price. Accordingly, on August 25, 1996, Sutter Health and Sutter Health Venture Partners received 449,374 shares and 13,680 shares of Common Stock, respectively (or 63,200 fewer shares and 1,924 fewer shares, respectively, than they would have received if the exercise price had been paid in cash) and on October 29, 1996, Keystone received 49,777 shares of Common Stock (or 7,002 fewer shares than it would have received if the exercise price had been paid in cash.)

         In connection with the recapitalization of the Company, the Company granted stockholders who did not purchase Series D Preferred Stock or warrants to purchase Series D Preferred Stock rights to purchase Series D Preferred Stock on the same terms and conditions as those shares purchased under the 1995 Stock Purchase Agreement, which rights expired unexercised on March 5, 1996.

Regrant of Lower-Exercise Price Options To Replace Prior Grants

         In February 1996, the Compensation Committee of the Board of Directors authorized the grant of options to purchase an aggregate of 242,736 shares of Common Stock, at an exercise price of $0.07 per share, to certain officers, directors, and employees of the Company pursuant to the Company's 1995 Stock Option Plan, including options to purchase 67,587 shares granted to Dr. Wendy Shelton-Paul, Vice President of Medical Affairs of the Company, options to purchase 68,055 shares granted to Michael J. Tomczak, Vice President and Chief Financial Officer of the Company, options to purchase 20,980 shares granted to Peter Kazanzides, Director of Robotics and Software and options to purchase 21,248 shares granted to Brent D. Mittelstadt, Director of Biomedical Applications. These options were issued in replacement of options previously granted pursuant to the Company's 1991 Stock Option Plan, with exercise prices ranging from $3.33 to $7.84 per share, surrendered for cancellation. See the table captioned "Repricing of Options" above.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit                    Description
-------                    -----------
 3.1-      Form of Certificate of Incorporation of the Company, as amended. (1)
 3.2-      By-laws of the Company. (1)
 4.1-      Form of Underwriter's Warrants. (1)

 4.2-    Form of Public Warrant Agreement. (1)

 4.3-    Specimen Common Stock Certificate. (1)

 4.4-    Specimen Warrant Certificate. (1)

 4.5-    Form of Series D Preferred Stock Certificate. (1)

 4.6-    Form of Consulting Agreement between the Company and Rickel
         &Associates, Inc. (1)

 4.7-    Common Stock Purchase Warrant issued by the Company to International
         Business Machines Corporation ("IBM"), dated February 6, 1991, as amended. (1)

 4.8- Stockholders' Agreement between the Founders of the Company and IBM, dated February 6, 1991 as amended. (1)

 4.9-    Common Stock Purchase Warrant issued by the Company to IBM, dated
         December 21, 1995. (1)

4.10- Series D Preferred Stock Purchase Warrant issued by the Company to IBM, dated December 21, 1995. (1)

4.11-    Warrant issued by the Company to Sutter Health, Sutter Health Venture
         Partners ("Sutter Health VP") and Keystone Financial Corporation
         ("Keystone"), dated December 21, 1995. (1)

4.12-    Registration Rights Agreement among the Company, IBM, John N. Kapoor
         Trust ("Kapoor"), EJ Financial Investments V, L.P. ("EJ Financial"),
         Keystone, Sutter Health an Sutter Health VP, dated as of December 21,
         1995. (1)

4.13-    1995 Stock Option Plan, as amended. (1)

4.14- Series D Preferred Stock Purchase Warrant issued by the Company to IBM, dated February 29, 1996. (1)

10.1- Loan and Warrant Purchase Agreement between the Company and IBM, dated as of February 6, 1991. (1)

10.2-    License Agreement between the Company and IBM, dated February 6, 1991.
         (1)

10.3-    Series B Preferred Stock Purchase Agreement among the Company, Sutter
         Health and The John N. Kapoor Trust, dated as of April 10, 1992. (1)

10.4-    Series C Preferred Stock Purchase Agreement among the Company, Sutter
         Health and Keystone, dated as of November 13, 1992, as amended December
         13, 1995. (1)

10.5-    Series D Preferred Stock and Warrant Purchase Agreement among the
         Company, IBM and EJ Financial, dated December 21, 1995. (1)

10.6-    Investors Agreement among the Company, IBM, Wendy Shelton-Paul Trust,
         William Bargar, Brent Mittelstadt, Peter Kazanzides, Kapoor, Sutter
         Health, Sutter Health VP and EJ Financial, dated as of December 21,
         1995. (1)

10.7-    Employment Agreement between the Company and Ramesh Trivedi, dated
         December 8, 1995. (1)

10.8-    Licence Agreement between the Company and IBM, Dated February 4, 1991.
         (1)

10.9- Agreement for the Purchase and Use of Sankyo Industrial Products between the Company and Sankyo Seiki (American) Inc. dated November 1,
         1992. (1)

11.1-    Statement of Computation of earnings per share. *

21.1-    Subsidiaries of the Company. (1)

27.1-    Financial Data Schedule.*

-------------

* Filed with this report.

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-09207) declared effective by the Securities and Exchange Commission on November 21, 1996.


(b)      Report on Form 8-K

         No report on Form 8-K was filed by the Company during the quarter ended December 31, 1996.

                        Integrated Surgical Systems, Inc.

                           Consolidated Balance Sheet

                                December 31, 1996

ASSETS
Current assets:
   Cash and cash equivalents                                  $  6,001,079
   Accounts receivable                                             600,568
   Inventory                                                     1,030,262
   Other current assets                                            128,648
                                                              ------------
Total current assets                                             7,760,557
Net property and equipment                                         251,037
Other assets                                                        17,837
                                                              ------------
                                                              $  8,029,431
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $    676,201
   Value added taxes payable                                       272,596
   Accrued payroll and related expenses                            195,742
   Customer deposits                                               125,000
   Accrued product retrofit costs                                  135,348
   Payable to subcontractor                                        110,176
   Other current liabilities                                       192,064
                                                              ------------
Total current liabilities                                        1,707,127

Commitments

Stockholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding                      --
   Common stock, $0.01 par value, 15,000,000 shares
     authorized; 3,361,161 shares issued and outstanding            33,611
   Additional paid-in capital                                   25,807,264
   Deferred stock compensation                                    (426,417)
   Accumulated translation adjustment                                8,657
   Accumulated deficit                                         (19,100,811)
                                                              ------------
Total stockholders' equity                                       6,322,304
                                                              ------------
                                                              $  8,029,431
                                                              ============

See accompanying notes.

                       Integrated Surgical Systems, Inc.

                     Consolidated Statements of Operations

                                                   YEARS ENDED DECEMBER 31
                                                    1995             1996
                                                -----------------------------
Net sales                                       $   174,521       $ 2,280,311
Cost of sales                                        70,179           884,152
                                                -----------------------------
                                                    104,342         1,396,159
Operating expenses:
   Selling, general and administrative            1,668,947         2,066,236
   Research and development                       2,361,125         2,468,535
   Stock compensation                                    --           357,249
                                                -----------------------------
                                                  4,030,072         4,892,020
Other income (expense):
   Interest income                                  107,306            87,933
   Interest expense                                (287,792)               --
   Other                                             55,801           (30,635)
                                                -----------------------------
Loss before provision for income taxes           (4,050,415)       (3,438,563)
Provision for income taxes                            3,113            10,266
                                                -----------------------------
Net loss                                        $(4,053,528)      $(3,448,829)
                                                =============================

Preferred stock dividends                       $  (936,325)      $        --
                                                -----------------------------
Net loss applicable to common stockholders      $(4,989,853)      $(3,448,829)
                                                =============================

Net loss per common and common share
   equivalent                                   $     (1.19)      $     (0.79)
                                                =============================

Shares used in per share calculations             4,178,877         4,373,947
                                                =============================

See accompanying notes.

                       Integrated Surgical Systems, Inc.

                Consolidated Statements Of Stockholders' Equity

                                                    CONVERTIBLE
                                                  PREFERRED STOCK             COMMON STOCK          ADDITIONAL     DEFERRED
                                             --------------------------   --------------------       PAID-IN        STOCK
                                                SHARES       AMOUNT        SHARES      AMOUNT        CAPITAL     COMPENSATION
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1994                    163,369     $  1,634        69,205    $   691    $ 11,748,261     $      --
   Sale of common stock                              --           --           781          8           2,585            --
   Conversion of note payable into a
     warrant to purchase common stock                --           --            --         --       4,224,373            --
   Conversion of Series B and Series C
     preferred stock into common stock         (163,369)      (1,634)      163,369      1,634              --            --
   Conversion of accumulated dividends on
     preferred stock into common stock               --           --        40,591        406            (406)           --
   Sale of Series D convertible preferred
     stock and a warrant to purchase
     Series D preferred stock                   693,195        6,932            --         --       1,934,719            --
   Net loss                                          --           --            --         --              --            --
   Translation adjustment                            --           --            --         --              --            --
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1995                    693,195        6,932       273,946      2,739      17,909,532            --
   Exercise of stock options                         --           --         9,592         96             587            --
   Sale of Series D convertible preferred
     stock and a warrant to purchase
     Series D preferred stock                   346,597        3,466            --         --         996,534            --
   Sale of common stock and warrants,
     net of expenses                                 --           --     1,525,000     15,250       6,122,073            --
   Exercise of warrants                              --           --       512,831      5,128          (5,128)           --
   Conversion of Series D convertible
     preferred stock to common stock         (1,039,792)     (10,398)    1,039,792     10,398              --            --
   Deferred stock compensation                       --           --            --         --         783,666      (783,666)
   Stock compensation expense                        --           --            --         --              --       357,249
   Net loss                                          --           --            --         --              --            --
   Translation adjustment                            --           --            --         --              --            --
                                             ----------------------------------------------------------------------------------
Balance at December 31, 1996                         --     $     --     3,361,161    $33,611    $ 25,807,264     $(426,417)
                                             ===================================================================================


                                           ACCUMULATED                        TOTAL
                                           TRANSLATION    ACCUMULATED      STOCKHOLDERS'
                                            ADJUSTMENT      DEFICIT           EQUITY
                                          ----------------------------------------------
Balance at December 31, 1994                   $1,754    $(11,598,454)    $   153,886
   Sale of common stock                            --              --           2,593
   Conversion of note payable into a
     warrant to purchase common stock              --              --       4,224,373
   Conversion of Series B and Series C
     preferred stock into common stock             --              --              --
   Conversion of accumulated dividends on
     preferred stock into common stock             --              --              --
   Sale of Series D convertible preferred
     stock and a warrant to purchase
     Series D preferred stock                      --              --       1,941,651
   Net loss                                        --      (4,053,528)     (4,053,528)
   Translation adjustment                       3,543              --           3,543
                                          ----------------------------------------------
Balance at December 31, 1995                    5,297     (15,651,982)      2,272,518
   Exercise of stock options                       --              --             683
   Sale of Series D convertible preferred
     stock and a warrant to purchase
     Series D preferred stock                      --              --       1,000,000
   Sale of common stock and warrants,
     net of expenses                               --              --       6,137,323
   Exercise of warrants                            --              --              --
   Conversion of Series D convertible
     preferred stock to common stock               --              --              --
   Deferred stock compensation                     --              --              --
   Stock compensation expense                      --              --         357,249
   Net loss                                        --      (3,448,829)     (3,448,829)
   Translation adjustment                       3,360              --           3,360
                                          ----------------------------------------------
Balance at December 31, 1996                   $8,657    $(19,100,811)    $ 6,322,304
                                          ==============================================

See accompanying notes

                       Integrated Surgical Systems, Inc.

                     Consolidated Statements Of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                            YEARS ENDED DECEMBER 31
                                                             1995            1996
                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(4,053,528)    $(3,448,829)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                            288,344         221,162
     Stock compensation                                           --         357,249
     Changes in operating assets and liabilities:
            Accounts receivable                              (30,326)       (549,761)
            Inventory                                        137,625        (283,290)
            Other current assets                                 850          15,769
            Note payable                                      20,701        (274,498)
            Accounts payable                                 (42,058)        466,796
            Value added taxes payable                          9,321         258,395
            Accrued payroll and related expenses            (222,896)        156,142
            Customer deposits                                 (1,883)       (344,991)
            Accrued product retrofit costs                  (114,680)        (24,652)
            Accrued interest                                 286,645              --
            Payable to subcontractor                              --         110,176
            Other current liabilities                        210,023         (94,852)
            Translation adjustment                             3,543           3,360
                                                         ---------------------------
Net cash used in operating activities                     (3,508,319)     (3,431,824)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (121,008)        (41,348)
Decrease (increase) in other assets                            1,035          (3,578)
                                                         ---------------------------
Net cash used in investing activities                       (119,973)        (44,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible preferred stock                  1,941,651       1,000,000
Net proceeds from sale of common stock and
   warrants                                                       --       6,137,323
Proceeds from exercise of stock options                        2,593             683
                                                         ---------------------------
Net cash provided by financing activities                  1,944,244       7,138,006
                                                         ---------------------------
Net increase (decrease) in cash and cash equivalents      (1,684,048)      3,661,256
Cash and cash equivalents at beginning of period           4,023,871       2,339,823
                                                         ---------------------------
Cash and cash equivalents at end of period               $ 2,339,823     $ 6,001,079
                                                         ===========================

See accompanying notes.

                       Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1996



1. DESCRIPTION OF BUSINESS AND FINANCING REQUIREMENTS

Integrated Surgical Systems, Inc. (the "Company") was incorporated on October 1, 1990 in Delaware. The Company develops, manufactures, markets and services image-directed, robotic products for surgical applications. The Company's principal product is the ROBODOC(R) Surgical Assistant System ("ROBODOC System"), a computer-controlled surgical robot, and the Company's ORTHODOC(R) Presurgical Planner, consisting of a computer workstation that utilizes the Company's proprietary software for pre-operative surgical planning. The first application for the ROBODOC System has been directed at cementless primary total hip replacement surgery and is currently marketed to customers in Europe.

On June 1, 1994, the Company acquired all shares of Gasfabriek Thijssen Holding BV (later renamed Integrated Surgical Systems BV), a non-operating Netherlands corporation, for approximately $4,000. The acquisition was accounted for as a purchase. Integrated Surgical Systems BV purchases and licenses products and technology from Integrated Surgical Systems, Inc. for distribution in Europe and other markets.

2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of Integrated Surgical Systems BV are measured using the subsidiary's local currency (Guilders). The subsidiary's balance sheet accounts are translated at the current year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. Translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses were not material during the years ended December 31, 1995 and 1996.

                        Integrated Surgical Systems, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from sales without significant Company obligations beyond delivery are recognized upon delivery of the products. Revenues pursuant to agreements which include significant Company obligations beyond delivery are deferred until the Company's remaining obligations are insignificant. Revenues are recognized net of any deferrals for estimated future liabilities under contractual product warranty provisions. Estimated future product retrofit costs for ROBODOC Systems sold for clinical trials have been accrued in the accompanying financial statements. Future retrofit costs are those expected to be required to update ROBODOC Systems to the equivalent level of performance expected to be approved by the Food and Drug Administration ("FDA").

RESEARCH AND DEVELOPMENT

Software development costs incurred subsequent to the determination of the product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial position or results of operations, and have been charged to research and development expense in the accompanying consolidated statements of operations. Grants received from third parties for research and development activities are recorded as revenue over the term of the agreement as the related activities are conducted. Research and development costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

The Company sells its products to companies in the healthcare industry and performs periodic credit evaluations of its customers and generally does not require collateral. The Company believes that adequate provision for uncollectible accounts receivable has been made in the accompanying financial statements. The Company maintains substantially all of its cash at three financial institutions.

                        Integrated Surgical Systems, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL STATEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company invests its excess cash in high-quality debt instruments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. Cash equivalents at December 31, 1996 consist primarily of commercial paper. At December 31, 1996, the fair value of available-for-sale securities of $4,969,266 included in cash and cash equivalents approximates their historical cost.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

INVENTORY

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture of the ROBODOC System.

Inventory consists of the following at December 31, 1996:

         Raw materials                  $  321,313
         Work-in process                   459,524
         Finished goods                    249,425
                                        ----------
                                        $1,030,262
                                        ==========

                        Integrated Surgical Systems, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

As permitted under the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

INCOME TAXES

The liability method is used to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

Except as noted below, net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock issuable upon the conversion of convertible preferred stock and note payable and upon the exercise of common stock warrants and stock options have been excluded from the computation because their inclusion would be anti-dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the 12 month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method at the initial public offering price of $5.00 per share). As described in Note 6, common stock was issued on December 20, 1995 in connection with the conversion of preferred stock and accumulated dividends. Net loss per share for the year ended December 31, 1995 would have been $(0.93) per share had the conversion occurred on January 1, 1995.

                        Integrated Surgical Systems, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT CUSTOMERS AND FOREIGN SALES

The Company recognized approximately 95% of its revenue from one customer during the year ended December 31, 1995, and approximately 29%, 27%, 22% and 22% of its revenues from four customers during the year ended December 31, 1996. Foreign sales were approximately $165,000 and $2,280,000 for the years ended December 31, 1995 and December 31, 1996, respectively.

RECLASSIFICATIONS

Certain amounts reported in prior years financial statements have been reclassified to conform with the 1996 presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:

         ROBODOC System equipment                     $  327,793
         Other equipment                                 800,374
         Furniture and fixtures                           41,258
         Leasehold improvements                           86,816
                                                      ----------
                                                       1,256,241
         Less accumulated depreciation                 1,005,204
                                                      ----------
                                                      $  251,037
                                                      ==========

4. REVERSE STOCK SPLITS

On December 20, 1995, the Company effected a one-for-five reverse split of the Company's common stock. In November, 1996, the Company effected a one-for-1.479586 reverse split of the Company's common stock. All references in the accompanying financial statements to the number of capital shares and per-share amounts have been retroactively restated to reflect the reverse splits.

                        Integrated Surgical Systems, Inc.

5. NOTE PAYABLE

A long-term note payable was entered into between the Company and a large corporation, a representative of which was a member of the Company's Board of Directors. The corporation is also a warrant holder of the Company. Simple interest on the note payable accrued at 9.25% per annum. On December 20, 1995, the long-term note payable and accrued interest totaling $4,224,373 was converted into a warrant to purchase 126,895 shares of the Company's common stock at $0.01 per share which is currently exercisable and expires on December 31, 2005.

In conjunction with the note agreement, the Company also entered into a License Agreement with this corporation whereby the corporation granted the Company the rights to the technology underlying the ROBODOC System at the time of the Company's incorporation. In consideration for this License Agreement, the Company issued to the corporation a warrant to purchase 67,587 shares of the Company's common stock at a price of $0.07 per share. This warrant expires on December 31, 2000 and has not been exercised as of December 31, 1996.

6. STOCKHOLDERS' EQUITY

COMMON STOCK

As of December 31, 1996 the Company has reserved a total of 5,572,366 shares of common stock pursuant to warrants and options outstanding and reserved for future issuance.

INITIAL PUBLIC OFFERING

In November, 1996, the Company sold in its initial public offering, a total of 1,525,000 shares of common stock at $5.00 per share and 1,753,750 warrants at $0.10 per warrant. In addition, the Company sold to its underwriter warrants to purchase an additional 305,000 shares for total consideration of $10.00. The net proceeds after underwriters' commissions and fees and other costs associated with the offering were approximately $6,137,000.

                        Integrated Surgical Systems, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

INITIAL PUBLIC OFFERING (CONTINUED)

Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, subject to adjustment in certain events, at any time during the period commencing November 20, 1997, and thereafter for a period of four years. The warrants are subject to redemption by the Company at $0.10 per warrant at any time during the exercise period on not less than 30 days prior written notice to the holders of the warrants provided certain criteria regarding the price performance of the Company's common stock are met.

CONVERTIBLE PREFERRED STOCK

On December 20, 1995, all outstanding shares of Series B and Series C preferred stock were converted into 60,964 and 102,405 shares of common stock, respectively. Also on that date, all accumulated and unpaid dividends on Series B and Series C were converted into 17,910 and 22,681 shares of the Company's common stock, respectively.

The Company entered into a Series D preferred stock and warrant agreement during 1995. Under the terms of this agreement, the Company received $2 million in proceeds at the first closing which occurred on December 21, 1995, and granted an option to purchase additional Series D stock and a warrant to purchase Series D Stock as described below. At the first closing, the Company sold 693,195 shares of Series D preferred stock for $0.96 per share. It also sold for $1,333,333 a warrant to purchase 1,386,390 shares of Series D at $0.01 per share. The warrant expires on December 31, 2005 and has not been exercised as of December 31, 1996. The purchasers received an option to purchase an additional 346,597 shares of Series D preferred stock and a warrant to purchase an additional 693,194 shares of Series D preferred stock, all with the same terms as in the first closing.

On February 19, 1996, the option holder exercised the option and the Company sold 346,597 shares of Series D preferred stock for $0.96 per share. The Company also sold a warrant for $666,667 to purchase 693,194 shares of Series D at $0.01 per share.

                        Integrated Surgical Systems, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

CONVERTIBLE PREFERRED STOCK (CONTINUED)

Series B and Series C preferred stockholders who did not purchase Series D stock were issued warrants to purchase an aggregate of 584,959 shares of the Company's common stock at a price of $0.74 per share in consideration for their consent to the terms of the recapitalization and Series D stock sale. On August 25, 1996 and October 29, 1996, certain holders of these warrants entered into amended warrant agreements with the Company which included a provision allowing for a cashless exercise. Under the terms of the cashless exercise, these warrant holders accepted 72,126 fewer shares as consideration for not being required to make the cash exercise payment of $0.74 per share. This resulted in these warrant holders receiving 512,831 shares of Common Stock upon their exercise on August 25, 1996 and October 29, 1996.

As per the terms of the convertible preferred stock agreement, upon the closing of the Company's initial public offering in November, 1996, each of the 1,039,792 shares of outstanding Series D preferred stock were automatically converted into the same number of shares of common stock. On the same date, the warrants outstanding to purchase a total of 2,079,584 shares of Series D preferred stock were converted into warrants to purchase the same number of shares of common stock.

In November, 1996, the Board of Directors amended, and the stockholders subsequently approved, the Company's Articles of Incorporation to authorize 1,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employees stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

                        Integrated Surgical Systems, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The Company established a stock option plan in 1991 (the "1991 Plan") and on December 13, 1995, it established a new stock option plan (the "1995 Plan"). Certain employees of the Company surrendered their options under the 1991 Plan in return for new and additional options granted under the 1995 Plan. Officers, employees, directors and consultants to the Company may participate in the Plans. Options granted under the Plans may be incentive stock options or non-statutory stock options. 1,249,070 shares of the Company's common stock have been reserved for issuance under the Plans. Options granted generally have a term of ten years from the date of the grant. The exercise price of incentive stock options granted under the Plans may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of non-statutory stock options granted under the Plans may not be less than 85% of the fair market value of the Company's common stock on the date of the grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of Company stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the Plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.25% and 5.43%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.50; and an expected life of the option of 5 and 3.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                        Integrated Surgical Systems, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:

                                        1995                1996
                                 ------------------------------------
Pro forma net loss                  $(4,064,392)        $(3,464,434)
Pro forma net loss per share        $     (1.20)        $     (0.79)


Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

The following summarizes activity under the Plans for the years ended December 31, 1995 and 1996:

                                                             Weighted
                                                              Average
                                                  Number of  Exercise
                                                   Shares      Price
                                               ---------------------------
Outstanding at December 31, 1994                   53,032
Granted (at $4.88 per share)                       32,713
Canceled (at $3.33 to $7.84 per share)             (9,439)
Exercised (at $3.33 per share)                       (781)
                                                 --------
Outstanding at December 31, 1995 (at $3.33 to
    $7.84 per share)                               75,525     $4.63
Granted (at $0.07 to $5.00 per share)             951,545      0.27
Canceled (at $0.07 to $7.84 per share)            (70,294)     4.08
Exercised (at $0.07 and $0.25 per share)           (9,592)     0.07
                                                 --------
Outstanding at December 31, 1996 (at $0.07 to
    $7.84 per share)                              947,184      0.42
                                                 ========

                       Integrated Surgical Systems, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The weighted average exercise price of options granted in 1996 with option prices less than the fair market value of the Company's stock on the grant date was $0.48 and the weighted average grant date fair value of these options was $0.89. The weighted average exercise price of options granted in 1996 with option prices equal to the fair market value of the Company's stock on the grant date was $5.00 and the weighted average grant date fair value of these options was $2.31.

The following summarizes information related to options outstanding and options exercisable at December 31, 1996:

                                 Weighted
                                  Average
                                 Remaining
Exercise          Options       Contractual        Options
 Price          Outstanding   Life (in years)    Exercisable
---------------------------------------------------------------
$ 0.07            873,949          9.2               344,352
$ 2.07             21,631          9.6                 1,014
$ 3.33              4,867          5.1                 4,867
$ 4.88              2,704          8.4                   902
$ 5.00             30,277          9.8                     -
$ 7.84             13,756          6.0                10,777
                  -------                            -------
                  947,184                            361,912


Of the options outstanding at December 31, 1996, options to purchase 361,912 shares of common stock were immediately exercisable at a weighted-average exercise price of $0.36 per share. A total of 292,366 shares were still available for grant under the 1995 Plan at December 31, 1996.

During the year ended December 31, 1996, the Company recorded deferred stock compensation of $783,666 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock, as determined by an independent valuation analysis, on the date of grant. The deferred stock

                        Integrated Surgical Systems, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

compensation is being amortized into expense over the vesting period of the stock options which generally range from 3 to 5 years. Deferred compensation relating to stock options which vested immediately was expensed on the date of grant. Compensation expense of $357,249 was recorded during the year ended December 31, 1996 relating to these stock options, and the remaining $426,417 will be amortized into expense in future periods.

7. INCOME TAXES

The income tax provisions for the years ended December 31, 1995 and 1996 are comprised of currently payable state franchise taxes and currently payable foreign income taxes.

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 1995 and 1996 are as follows:

                                               1995            1996
                                          -----------------------------
Deferred tax assets:
   Net operating loss carryover            $ 2,200,000     $ 3,000,000
   Capitalized research and development         16,000         245,000
   Accrued product retrofit costs               95,000          56,000
   Inventory                                    97,000          85,000
   Depreciation                                 65,000         102,000
   Stock compensation                               --         154,000
   Other                                        39,000         158,000
                                           ---------------------------
                                             2,512,000       3,800,000
   Less: Valuation allowance                (2,512,000)     (3,800,000)
                                           ---------------------------
   Net deferred taxes                      $        --     $        --
                                           ===========================

                        Integrated Surgical Systems, Inc.

7. INCOME TAXES (CONTINUED)

The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                           YEARS ENDED DECEMBER 31
                                             1995            1996
                                         ---------------------------
Federal benefit expected at statutory
   rates                                 $(1,377,000)    $(1,172,000)
Net operating loss with no current
   benefit                                 1,377,000       1,172,000
State franchise taxes                          3,046          10,000
Foreign income taxes                              67             266
                                         ---------------------------
                                         $     3,113     $    10,266
                                         ===========================

In connection with the Company's Series D preferred stock sale (Note 6) a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through December 21, 1995 (approximately $13,500,000 and $4,500,000, respectively) will be subject to a total annual limitation in the amount of approximately $400,000. Except for the amounts described below, the Company expects that the carryforward amounts will not be utilized prior to the expiration of the carryforward periods.

As a consequence of the limitation, the Company has at December 31, 1996 a net operating loss carryover of approximately $8,700,000 for federal income tax purposes which expires between 2005 and 2011, and net operating loss carryforward of approximately $2,100,000 for state income tax purposes which expires between 1997 and 2001.

The Company paid $5,280 and $1,600 for income and franchise taxes during the years ended December 31, 1995 and 1996, respectively.

                        Integrated Surgical Systems, Inc.

8. COMMITMENTS

The Company leases its facilities under two operating leases. One of the leases is non-cancelable, has an escalation clause of 5% per annum and has a term of approximately five years. The Company's other facility is on a month-to-month basis. Future payments under the non-cancelable facility operating lease are approximately as follows:

         1997                     86,000
         1998                     44,000


Aggregate rental expense under these leases amounted to $135,980 and $141,456 during the years ended December 31, 1995 and 1996, respectively.

Future minimum payments under non-cancelable equipment operating leases are approximately $13,000 per year through the year ended December 31, 2001. Rental expense for these non-cancelable leases during the years ended December 31, 1995 and 1996 was approximately $14,000 and $13,000, respectively.

9. NIST GRANT

During 1994, the Company received notification it was awarded a $1,960,000 National Institute of Science and Technology ("NIST") grant from the U.S. Department of Commerce ("USDC"). The grant is shared by the Company and two strategic partners to fund approximately 49% of a $4 million joint development project to adapt the ROBODOC System for use in hip revision surgery. The development project and related NIST Grant began in 1995. The Company received $19,409 and $116,049 in proceeds under this grant during the years ended December 31, 1995 and December 31, 1996, respectively. As of December 31, 1996, the Company had received $110,176 from the USDC which is payable to a subcontractor for work performed by it under the development agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997

                                           INTEGRATED SURGICAL SYSTEMS , INC.

                                           By: /s/ Ramesh C. Trivedi
                                               --------------------------------
                                                   Ramesh C. Trivedi, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ramesh C. Trivedi                   Chief Executive Officer,           March 31, 1997
-----------------------------------
Ramesh C. Trivedi                       President and Director
                                        (Principal Executive
                                        Officer)

/s/ Michael J. Tomczak                  Vice President and Chief           March 31, 1997
-----------------------------------
Michael J. Tomczak                      Financial Officer
                                        (Principal Financial
                                        Officer)

/s/ James C. McGroddy                   Chairman of the Board              March 31, 1997
----------------------------------
James C. McGroddy                       of Directors


/s/ Wendy Shelton-Paul                  Director                           March 31, 1997
----------------------------------
Wendy Shelton-Paul


/s/ John N. Kapoor                      Director                           March 31, 1997
----------------------------------
John N. Kapoor


/s/ Paul A. H. Pankow                   Director                           March 31, 1997
----------------------------------
Paul A. H. Pankow

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP



Sacramento, California
January 31, 1997

                                  EXHIBIT INDEX

11.1-        Statement of Computation of earnings per share.

27.1-        Financial Data Schedule.