Form 10QSB
period 1997-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1997-05-15
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to
         ______________.

Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
             (Exact Name of registrant as specified in its charter)

           Delaware                                              68-0232575
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

829 West Stadium Lane
Sacramento, CA                                                      95834
(Address of principal executive offices)                          (Zip Code)

                                  916-646-3487
              (Registrant's telephone number, including area code)

                                 Not applicable
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ___ No ___

                      Applicable Only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Stock $.01 Par Value - 3,366,028 shares as of May 1, 1997.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 1997

         Consolidated Statements of Operations - Three months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements - March 31, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                        INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


ASSETS                                                           March 31, 1997
Current assets:                                                   (unaudited)
                                                                  ------------
        Cash and cash equivalents                                 $  5,318,491
        Accounts receivable                                             18,124
        Inventory                                                    1,372,592
        Other current assets                                           173,048
                                                                  ------------
Total current assets                                                 6,882,255
Net property and equipment                                             252,015
Other assets                                                            17,423
                                                                  ------------
                                                                  $  7,151,693
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                          $    602,587
        Value added taxes payable                                      272,139
        Accrued payroll and related expenses                           100,975
        Customer deposits                                              250,000
        Accrued product retrofit costs                                 135,348
        Payable to subcontractor                                            --
        Other current liabilities                                      203,732
                                                                  ------------
Total current liabilities                                            1,564,781

Commitments
Stockholders' equity:
        Preferred stock, $0.01 par value 1,000,000 shares
         authorized; no shares issued and outstanding                       --
        Common stock, $0.01 par value, 15,000,000 shares
         authorized; 3,366,028 shares issued and outstanding            33,660
        Additional paid-in capital                                  25,823,422
        Deferred stock compensation                                   (381,417)
        Accumulated translation adjustment                              14,472
        Accumulated deficit                                        (19,903,225)
                                                                  ------------
Total stockholder's equity                                           5,586,912
                                                                  ------------
                                                                  $  7,151,693
                                                                  ============


         See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ------------------------------
                                                         1997               1996
                                                      -----------        -----------
Net Sales                                             $   641,989        $   411,841
Cost of Sales                                             215,458            192,154
                                                      -----------        -----------
                                                          426,531            219,687
Operating expenses:
          Selling, general and administrative             624,664            448,875
          Research and development                        645,354            532,607
          Stock compensation                               45,000            225,000
                                                      -----------        -----------
                                                        1,315,018          1,206,482
Other income (expense):
          Interest income                                  71,342             18,819
          Other                                            23,731            (25,199)
                                                      -----------        -----------

Loss before provision for income taxes                   (793,414)          (993,175)
Provision for income taxes                                  9,000              2,000
                                                      -----------        -----------
Net loss                                              $  (802,414)       $  (995,175)
                                                      ===========        ===========


Net loss applicable to common stockholders            $  (802,414)       $  (995,175)

Net loss per share                                    $     (0.24)       $     (0.23)

Shares used in per share calculations                   3,362,513          4,315,260

See notes to consolidated financial statements

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                               THREE MONTHS ENDED MARCH 31
                                                                 1997               1996
                                                              -----------        -----------
CASH FLOWS FROM OPERATING EXPENSES
Net loss                                                      $  (802,414)       $  (995,175)
Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation                                           40,868             48,147
            Stock compensation                                     45,000            225,000
            Changes in operating assets and liabilities
                 Accounts receivable                              582,444             50,656
                 Inventory                                       (342,330)            53,199
                 Other current assets                             (43,985)            65,334
                 Note payable                                          --           (201,513)
                 Accounts payable                                 (73,614)           (90,505)
                 Value added taxes payable                           (457)                --
                 Accrued payroll and related expenses             (94,767)            (9,600)
                 Customer deposits                                125,000            116,447
                 Accrued product retrofit costs                        --            (24,652)
                 Payable to subcontractor                        (110,176)                --
                 Other current liabilities                         11,668            (56,257)
                 Translation adjustment                             5,815              5,781
                                                              -----------        -----------

Net cash used in operating activities                            (656,948)          (813,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (41,847)            32,679
Decrease (increase) in other assets                                    --                108
                                                              -----------        -----------

Net cash provided by (used in) investing activities               (41,847)            32,787

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock                      --          1,000,000
Proceeds from exercise of stock options                            16,207                 --
                                                              -----------        -----------

Net cash provided by financing activities                          16,207          1,000,000

Net increase (decrease) in cash and cash equivalents             (682,588)           219,649
Cash and cash equivalents at beginning of period                6,001,079          2,339,823
                                                              -----------        -----------

Cash and cash equivalents at end of period                    $ 5,318,491        $ 2,559,472
                                                              ===========        ===========

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    March 31, 1997
                                    --------------
             Raw Materials            $  620,796
             Work in process             434,474
             Finished goods              317,322
                                      ----------
                                      $1,372,592
                                      ===========


NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Net Sales. The Company reported net sales of $642,000 in the first quarter of 1997, approximately $230,000 higher than the same period in 1996. The increase is attributable to sales at a higher selling price in the first quarter of 1997. Sales in the first quarter of 1996 were discounted.

         Cost of Sales. Cost of sales were $215,000, approximately $23,000 higher than the same period in 1996 due to increased manufacturing staffing in 1997.

         Selling, General and Administrative. Selling, general and administrative expenses were $625,000 in the first quarter of 1997, approximately $176,000 higher than the same period in 1996 due primarily to increased sales and marketing activity. A European based sales manager, trainer, and service technician were added during the period. General and administrative costs also increased to support the increased growth and investor relations cost.

         Research, and Development. Research and Development expenses were $645,000 in the first quarter of 1997, approximately $112,000 higher than the same period in 1996 primarily due to additional engineering staff required to support new product development projects.

         Stock Compensation. Stock compensation expense during the first quarter of 1997 was $45,000, approximately $180,000 lower than the first quarter of 1996. This decrease is due to the immediate vesting of a portion of a large grant of stock options in the first quarter 1996. The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the first quarter of 1997 represents the additional vesting which occurred in the first quarter of 1997.

         Interest Income. Interest income for the first quarter of 1997 was $71,000, approximately $53,000 higher than the first quarter of 1996 due to higher than average cash balances resulting from the issuance of Common Stock in the Company's initial public offering in the fourth quarter of 1996.

         Other Income and Expense. Other income for the first quarter was $24,000 compared to an expense of $25,000 in the first quarter of 1996. The primary reason for the difference is the strengthening of the Dutch Guilder against the U.S. Dollar during 1996, as compared to a weakening of the Dutch Guilder against the dollar in the first quarter of 1997. This resulted in currency transaction gains and losses on the U.S. currency obligations of the Company's wholly owned subsidiary in The Netherlands, Integrated Surgical Systems B.V.

         Liquidity and Capital Resources. The Company used $657,000 in cash from the operating activities in the first quarter of 1997 compared to $813,000 usage in the first quarter of 1996. Net cash used for operations in each of these periods resulted primarily from the net loss.

         The Company used $42,000 in cash in the first quarter of 1997 for the purchase of equipment to support the increase in the number of employees.

         The Company received $16,207 in the first quarter of 1997 on the exercise of common stock options (4,867 shares).

         The Company expects to incur additional operating losses at least through 1997. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control, such as the requirements for and time required to obtain FDA authorization to market the ROBODOC System in the United States, the progress of the Company's product development projects and market acceptance of the Company's products. The Company expects that its cash and cash equivalents as of March 31, 1997, will be sufficient to finance its operations through 1997.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27.1 Financial Data Schedule
         (b) Reports
             The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: May 13, 1997             by:   /s/ Michael J. Tomczak
                                  ------------------------------------------
                                  Michael J. Tomczak, Vice President and CFO