Form 10QSB
period 1997-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 1997-08-14
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997.

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

         Common Stock $.01 Par Value - 3,366,956 shares as of August 1, 1997.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 1997

         Consolidated Statements of Operations - Three Months ended June 30, 1997 and 1996;
                                                 Six months ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements - June 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 4.  Matters submitted to Securityholders.

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                        INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


ASSETS                                                           June 30, 1997
Current assets:                                                   (unaudited)
                                                                  ------------
        Cash and cash equivalents                                 $  3,685,731
        Accounts receivable                                            655,023
        Inventory                                                    1,790,371
        Other current assets                                           245,405
                                                                  ------------
Total current assets                                                 6,376,530
Net property and equipment                                             269,658
Other assets                                                            17,169
                                                                  ------------
                                                                  $  6,663,357
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                          $  1,046,771
        Value added taxes payable                                      270,289
        Accrued payroll and related expenses                           103,673
        Customer deposits                                              257,172
        Accrued product retrofit costs                                 135,348
        Payable to subcontractor                                            --
        Other current liabilities                                      195,591
                                                                  ------------
Total current liabilities                                            2,008,844

Commitments
Stockholders' equity:
        Preferred stock, $0.01 par value 1,000,000 shares
         authorized; no shares issued and outstanding                       --
        Common stock, $0.01 par value, 15,000,000 shares
         authorized; 3,366,956 shares issued and outstanding            33,669
        Additional paid-in capital                                  25,775,656
        Deferred stock compensation                                   (336,417)
        Accumulated translation adjustment                             (29,994)
        Accumulated deficit                                        (20,788,401)
                                                                  ------------
Total stockholder's equity                                           4,654,513
                                                                  ------------
                                                                  $  6,663,357
                                                                  ============


         See notes to consolidated financial statements.

                       INTEGRATED SURGICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUNE 30,                         JUNE 30,
                                      -----------------------         -------------------------
                                        1997          1996               1997           1996
                                      ---------     ---------         ----------     ----------
Net Sales...........................  $ 737,707     $ 652,365         $1,379,696     $1,064,206
Cost of Sales.......................    316,235       266,329            531,693        458,483
                                      ---------     ---------         ----------     ----------
                                        421,472       386,036            848,003        605,723
Operating expenses:
     Selling, general and
       administrative...............    758,932       438,408          1,383,596        887,283
     Research and development.......    538,165       445,009          1,183,519        977,616
     Stock compensation.............     45,000        21,000             90,000        246,000
                                      ---------     ---------         ----------     ----------
                                      1,342,097       904,417          2,657,115      2,110,899
Other income (expense):
     Interest income................     53,805        19,904            125,147         38,723
     Other..........................     (9,357)        4,241             14,374        (20,958)
                                      ---------     ---------         ----------     ----------
Loss before provision for income
  taxes.............................   (876,177)     (494,236)        (1,669,591)    (1,487,411)
Provision for income taxes..........      9,000         1,183             18,000          3,183
                                      ---------     ---------         ----------     ----------
Net loss............................  $(885,177)    $(495,419)       $(1,687,591)   $(1,490,594)
                                      =========     =========         ==========     ==========
Net loss applicable to common
  stockholders......................  $(885,177)    $(495,419)       $(1,687,591)   $(1,490,594)
Net loss per share..................  $   (0.26)    $   (0.11)       $     (0.50)   $     (0.34)
Shares used in per share
  calculations......................  3,366,599     4,377,643          3,364,567     4,377,643

                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                SIX MONTHS ENDED JUNE 30
                                                                 1997               1996
                                                              -----------        -----------
CASH FLOWS FROM OPERATING EXPENSES
Net loss                                                      $(1,687,591)       $(1,490,594)
Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation                                           83,678            103,692
            Stock compensation                                     90,000            246,000
            Changes in operating assets and liabilities
                 Accounts receivable                              (54,455)          (102,983)
                 Inventory                                       (760,108)            96,985
                 Other current assets                            (116,756)               785
                 Note payable                                         --           (207,461)
                 Accounts payable                                 370,570            (43,089)
                 Value added taxes payable                         (2,307)           (469,991)
                 Accrued payroll and related expenses             (92,069)            19,652
                 Customer deposits                                132,172             (9,652)
                 Accrued product retrofit costs                        --                 --
                 Payable to subcontractor                        (110,176)                --
                 Other current liabilities                          3,527             80,980
                 Translation adjustment                           (38,651)            (5,038)
                                                              -----------        -----------

Net cash used in operating activities                          (2,182,166)        (1,780,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                               (102,300)           (10,034)
Decrease in other assets                                              668                217
                                                              -----------        -----------

Net cash used in investing activities                            (101,632)            (9,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock                      --          1,000,000
Proceeds from exercise of stock options                            16,272                 17
Expenses from initial public offering                             (47,822)                --
                                                              -----------        -----------

Net cash provided by financing activities                         (31,550)         1,000,017

Net decrease in cash and cash equivalents                      (2,315,348)          (790,514)
Cash and cash equivalents at beginning of period                6,001,079          2,339,823
                                                              -----------        -----------

Cash and cash equivalents at end of period                    $ 3,685,731        $ 1,549,309
                                                              ===========        ===========

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

June 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    June 30, 1997
                                    -------------
             Raw Materials            $  706,114
             Work in process             363,803
             Finished goods              720,454
                                      ----------
                                      $1,790,371
                                      ==========


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Net Sales. The Company reported net sales of $1,380,000 during the first six months of 1997, approximately $315,000 higher than the same period in 1996. The increase is attributable to sales at a higher selling price in 1997. Sales in 1996 were discounted.

         Cost of Sales. Cost of sales were $532,000, approximately $73,000 higher than the same period in 1996 due to increased manufacturing staffing in 1997.

         Selling, General and Administrative. Selling, general and administrative expenses were $1,384,000 during the first six months of 1997, approximately $496,000 higher than the same period in 1996 due primarily to increased sales and marketing activity. A European based sales manager, trainer, and service technician were added in 1997. General and administrative costs also increased to support the increased growth and investor relations.

         Research, and Development. Research and Development expenses were $1,184,000 during the first six months of 1997, approximately $206,000 higher than the same period in 1996 primarily due to additional engineering staff required to support new product development projects.

         Stock Compensation. Stock compensation expense during the first six months of 1997 was $90,000, approximately $156,000 lower than the first six months of 1996. This decrease is due to the immediate vesting of a portion of a large grant of stock options in the first six months of 1996. The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense during the first six months of 1997 represents the additional vesting which occurred in the first six months of 1997.

         Interest Income. Interest income for the first six months of 1997 was $125,000, approximately $86,000 higher than the first six months of 1996 due to higher than average cash balances resulting from the issuance of Common Stock in the Company's initial public offering in the fourth quarter of 1996.

         Other Income and Expense. Other income for the first six months was $14,000 compared to an expense of $21,000 in the first six months of 1996. The primary reason for the difference is the strengthening of the Dutch Guilder against the U.S. Dollar during 1996, as compared to a weakening of the Dutch Guilder against the dollar in the first six months of 1997. This resulted in currency transaction gains and losses on the U.S. currency obligations of the Company's wholly owned subsidiary in The Netherlands, Integrated Surgical Systems B.V.

         Liquidity and Capital Resources. The Company used $2,182,000 in cash from the operating activities in the first six months of 1997 compared to $1,781,000 usage in the first six months of 1996. Net cash used for operations in each of these periods resulted primarily from the net loss.

         The Company used $102,000 in cash in the first six months of 1997 for the purchase of equipment to support the increase in the number of employees.

         The Company received $16,272 in the first six months of 1997 on the exercise of common stock options (5,795 shares) and paid expenses of $48,000 attributable to the Company's initial public offering in November 1996.

         The Company expects to incur additional operating losses at least through 1997. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control, such as the requirements for and time required to obtain FDA authorization to market the ROBODOC System in the United States, the progress of the Company's product development projects and market acceptance of the Company's products. The Company expects that its cash and cash equivalents as of June 30, 1997, will be sufficient to finance its operations through 1997.


PART II. OTHER INFORMATION

Item 4.  Matters Submitted to Securityholders

         The Company's Annual Meeting of Stockholders was held on May 14, 1997. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                   Votes Cast
                        -----------------------------------
                           For               Withheld
                        Election        Authority/Abstained
                        --------        -------------------
Ramesh C. Trivedi       2,460,547             7,500
James C. McGroddy       2,460,547             7,500
John N. Kapoor          2,460,547             7,500
Paul A.H. Pankow        2,460,547             7,500
Gerald D. Knodson       2,460,547             7,500
Patrick G. Hays         2,460,547             7,500

         At the Annual Meeting, the stockholders also ratified by the number of votes indicated below the appointment of the firm of Ernst & Young LLP as the independent public auditors of the corporation's accounts.

                    For                 Against               Abstain
                    ---                 -------               -------

                 2,462,512               3,035                 2,500


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27.1 Financial Data Schedule
         (b) Reports
             The Company did not file any reports on Form 8-K during the period ended June 30, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: August 13, 1997          by:   /s/ Michael J. Tomczak
                                  ------------------------------------------
                                  Michael J. Tomczak, Vice President and CFO

                                 Exhibit Index



Exhibit         Description
------          -----------

 27.1           Financial Data Schedule