Form 10QSB
period 1997-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 1997-11-14
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997.

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

         Common Stock $.01 Par Value - 3,990,811 shares as of November 1, 1997.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 1997

         Consolidated Statements of Operations - Three Months ended September 30, 1997 and 1996;
                                                 Nine months ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements - September 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                            September 30, 1997

ASSETS
Current assets:
          Cash and cash equivalents                              $1,630,613
          Accounts Receivable                                     1,023,626
          Inventory                                               2,123,868
          Other current assets                                      503,036
                                                                -----------
Total current assets                                              5,281,143

Property and equipment, net                                         534,934
Leased equipment, net                                               182,135
Long term net investment in sales - type leases                     371,556
Intangible assets, net                                            3,984,370
Other assets                                                         13,499
                                                                -----------
Total assets                                                    $10,367,637
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                          828,404
          Value-added taxes payable                                 365,342
          Accrued payroll and related expenses                      198,170
          Customer deposits                                         325,099
          Accrued product retrofit costs                            135,348
          Payable to subcontractors                                 147,462
          Current portion of bank loans                             289,744
          Other current liabilities                                 342,830
                                                                ------------
Total current liabilities                                         2,632,399

Bank loans, long term                                                32,390
Note Payable                                                        145,483

Stockholders' equity:
          Convertible preferred stock, $0.01 par value,
            5,750,000 shares, authorized; no shares issued
            and outstanding                                              --
          Preferred stock, $0.01 par value 1,000,000 shares
            authorized; no shares issued and outstanding
          Common stock, $0.01 par value. 15,000,000 shares
            authorized; 3,990,811 shares issued and outstanding      39,907
          Additional paid-in capital                             29,752,852
          Deferred stock compensation                              (291,417)
          Accumulated translation adjustment                          8,253
          Accumulated deficit                                   (21,952,230)
                                                                -----------
Total stockholders' equity:                                       7,557,365
                                                                -----------

Total liabilities and stockholders equity                       $10,367,637
                                                                ===========


                See notes to consolidated financial statements.

                       INTEGRATED SURGICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                                1997                  1996              1997              1996
                                                            --------------------------------       ------------------------------
Net sales                                                   $ 1,438,566           $  683,859        $2,818,262         $1,748,065
Cost of sales                                                   584,884              206,496         1,116,577            664,979
                                                            -----------           ----------       -----------        -----------
                                                                853,682              477,363         1,701,685          1,083,086

Operating expenses:
     Selling, general and administrative                        830,634              481,796         2,214,230          1,369,079
     Research and development                                   842,544              594,460         2,026,063          1,572,076
     Stock Compensation                                          45,000               64,159           135,000            310,159
     In-process research and development acquired               325,223                   --           325,223                 --
                                                            -----------           ----------       -----------        -----------
Total operating expenses                                      2,043,401            1,140,415         4,700,516          3,251,314

Other income (expense):
     Interest income                                             30,458               16,149           155,605             54,872
     Interest expense                                            (1,888)                  --            (1,888)                --
     Other                                                        6,321               17,204            20,695             (3,754)
                                                            -----------           ----------       -----------        -----------
Loss before provision for income taxes                       (1,154,828)            (629,699)       (2,824,419)        (2,117,110)
Provision for income taxes                                        9,000                2,084            27,000              5,267
                                                            -----------           ----------       -----------        -----------
Net income (loss)                                           $(1,163,828)          $ (631,783)      $(2,851,419)       $(2,122,377)
                                                            ===========           ==========       ===========        ===========

Net income (loss) per common share and common equivalent         $(0.33)              $(0.14)           $(0.83)            $(0.48)
                                                                 ======               ======            ======             ======

Shares used in per-share calculations                         3,538,345            4,377,679         3,422,703          4,377,679
                                                            ===========           ==========       ===========        ===========




                 See notes to consolidated financial statements.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                 Nine Months Ended September 30
                                                 ------------------------------
                                                     1997               1996
                                                 -------------     ------------

Cash flows from operating activities:
Net loss........................................ $(2,851,419)      $(2,122,377)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation..................................     135,363           137,457
  In-process research and development acquired .     325,223                --
  Amortization of intangible assets.............      68,552                --
  Stock compensation............................     135,000           310,159
  Changes in operating assets and liabilities:
     Accounts receivable........................    (406,412)           38,086
     Inventory..................................  (1,112,294)         (121,723)
     Other current assets.......................     (86,655)           85,054
     Net investments in sales-type leases.......    (553,250)               --
     Accounts payable...........................     (49,690)          192,558
     Value added taxes payable..................      87,469                --
     Accrued payroll and related expenses.......     (91,456)           23,462
     Customer deposits..........................     200,099          (469,991)
     Accrued product retrofit costs.............          --            (3,676)
     Payable to subcontractor...................     (31,012)               --
     Other current liabilities..................      50,097           181,497
     Note payable...............................       2,858          (207,461)
     Translation adjustment.....................        (404)          (12,796)
                                                   ---------         ---------
Net cash used in operating activities...........  (4,177,931)       (1,969,751)


Cash flows from investing activities:
  Purchase of property and equipment............    (185,413)          (14,195)
  Payments in connection with purchase of
    subsidiary, net of cash acquired............     (31,649)               --
  Decrease in other assets......................       4,338               325
                                                   ---------         ---------
Net cash used in investing activities...........    (212,724)          (13,870)

Cash flows from financing activities:
  Proceeds from bank loans......................       3,917                --
  Increase in deferred offering costs...........          --          (223,716)
  Proceeds from convertible preferred stock.....          --         1,000,000
  Net proceeds from sale of common stock and
    warrants....................................          --                17
  Proceeds from exercise of stock options.......      16,272                --
                                                   ---------         ---------
Net cash provided by financing activities.......      20,189           776,301
                                                   ---------         ---------
Net decrease in cash and cash equivalents.......  (4,370,466)       (1,207,320)
Cash and cash equivalents at beginning of
  period........................................   6,001,079         2,339,823
                                                   ---------         ---------
Cash and cash equivalents at end of period...... $ 1,630,613       $ 1,132,503
                                                   =========         =========


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - NET INVESTMENT IN SALES-TYPE LEASES

     The net investment in sales-type leases consists of the following at September 30, 1997:

          Total minimum lease payments receivable......$633,333
          Less unearned interest.......................  80,083
                                                       --------
               Net investment in sales-type leases.....$553,250
                                                       ========

NOTE C - INVENTORIES

Inventory consists of the following at September 30, 1997:



             Raw Materials            $  806,500
             Work in process             808,783
             Finished goods              508,585
                                      ----------
                                      $2,123,868
                                      ==========


NOTE D - EARNINGS PER SHARE

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

NOTE E - ACQUISITION OF INNOVATIVE MEDICAL MACHINES INTERNATIONAL, S.A.
(IMMI)

Effective September 5, 1997, ISS acquired all of IMMI's issued and outstanding capital stock, stock warrants, and convertible debt in a transaction accounted for as a purchase. IMMI develops, manufactures and markets image guided robotic devices for surgical applications. Its principal product is the NeuroMate(R), a computer controlled surgical robot dedicated to stereotactic neurosurgery. The purchase price included 619,355 shares of ISS common stock with a fair market value of approximately $3.9 million and liabilities assumed and acquisition costs of approximately $1.1 million. The purchase agreement places certain restrictions on the future sale of the ISS stock issued in connection with the purchase for a period of eighteen months.

The estimated purchase price consists of the following:

619,355 shares of ISS common stock  $3,889,549
Liabilities assumed                    883,043
Acquisition costs                      178,855
                                    ----------
                                    $4,951,447
                                    ==========

Certain items affecting the purchase price remain unresolved at this time. A summary of management's preliminary allocation of purchase price is as follows:

Tangible assets acquired            $  573,302
Identified intangible assets         4,052,922
In-process research and development    325,223
                                    ----------
                                    $4,951,447
                                    ==========

Intangible assets consists primarily of developed technology relating to the NeuroMate System. In the opinion of ISS and IMMI management, the developed technology is completed and has alternative future uses. The estimated useful lives are expected to range from 3 to 5 years. ISS management does not believe that technological feasibility of the acquired in-process research and development has been established. Further, ISS management believes the acquired in-process research and development has no alternative future uses. Therefore, the amount allocated to in-process research and development is required to be immediately expensed under generally accepted accounting principles.

Unaudited proforma combined results of operations giving effect to certain adjustments as if the IMMI acquisition occurred on January 1, 1996 are displayed in the following table. These unaudited proforma combined results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect on January 1, 1996 or which may result in the future.

                             Nine Months Ending
                               September 30,
                            1997             1996
                           ------           ------
Revenue                  $ 3,438,323      $ 2,690,592
                         ===========      ===========
Net Loss                 $(3,478,440)     $(7,191,411)
                         ===========      ===========
Net Loss per share            $(0.86)          $(1.44)
                              ======           ======

NOTE F - NOTES PAYABLE AND LONG TERM DEBT

Bank loans consist of the following at September 30, 1997:

Revolving line of credit established in July 1996 for five
  years with an available amount of $386,347 at a fixed
  rate of interest of 7.15%. The amount available decreases
  quarterly by 5% of the original amount, beginning
  October 1996................................................   $ 269,616
Bank term loan with monthly principal and interest payments
  over three years from May 1997 at a fixed rate of interest
  of 5.75%....................................................      51,382
Bank term loan with monthly principal and interest payments
  through October 1997 at a fixed rate of interest of 8%......       1,136
                                                                 ---------
                                                                   322,134
Less current portion..........................................    (289,744)
                                                                 ---------
Total long-term bank loans....................................   $  32,390
                                                                 =========

     The bank term loans are secured by substantially all of IMMI's assets.

     The Company received an interest free loan of $152,561 from a grant organization for the development of a new system. In the case of the failure of the project, the contractual agreement is that the grant organization may decide to forgive all or part of the repayments. If the Company sells either a license for technology, the prototype developed or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant body in the subsequent year up to the balance of the loan amount outstanding. According to the contract, any such payments would be considered to be an advance repayment of the loan. The Company has not made any sales of this type through September 30, 1997.

NOTE G - SIGNIFICANT EQUITY TRANSACTIONS

Series D Preferred Stock
------------------------

     On October 29, 1997, the Company and IBM executed an amendment to the 1995 Stock Purchase Agreement pursuant to which the Company and IBM agreed that the Series D Warrants to purchase 2,079,584 shares of Series D Preferred Stock would be exercisable only for 2,079,584 shares of Common Stock. Also on October 29, 1997, the Company delivered to CA IB Investmentbank AG ("CA IB") an agreement not to issue any shares of Common Stock, or any warrants, options or other rights to subscribe for or purchase shares of Series D Preferred Stock, or any other securities convertible into or exercisable or exchangeable for, Series D Preferred Stock, without the consent of CA IB. In addition, the Company's management has undertaken to cause the Board of Directors to present a resolution at the next annual meeting of the Company's stockholders to amend the Company's Restated Certificate of Incorporation to eliminate the Series D Preferred Stock therefrom. There can be no assurance that such resolution will be presented by the Board of Directors, or, if presented, adopted by the Company's stockholders.

Issuance of Stock and Stock Warrants
------------------------------------

      In September 1997, the Company issued 4,500 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock (with an aggregate estimated fair value of $93,885) for services performed in connection with the acquisition of IMMI. The warrants have an exercise price of $7.50 per share and expire in September 2002.

NOTE H - COMMITMENTS

     On September 19, 1997, the Company entered into a lease for an office and production facility in Davis, California. The lease is for a term of seven years, commencing not later than September 1, 1998, and provides for rent of $27,810 per month during the first year of the lease (plus real estate taxes and assessments, utilities and maintenance), subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.



NOTE I - ANVAR GRANT

     During 1996, IMMI received notification it was awarded a $222,492 grant from the French agency, Agence Nationale de Valorisation de la Recherche ("ANVAR"), which is a French national agency set up to aid research and development projects. The grant is to fund the clinical tests to be performed at two university hospitals on the NeuroMate system over a period of one year. The project and related ANVAR grant began in March 1997 and will last for one year. IMMI received $173,595 in proceeds under this grant during the period ended September 30, 1997. The grant income is being recognized ratably over the project period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 5, 1997, the Company acquired all of Innovative Medical Machines International S.A.'s (IMMI) issued and outstanding capital stock, stock warrants and convertible debt in transaction accounted as a purchase (see Note E to the financial statements). IMMI develops, manufactures and markets image guided ROBOTIC devices for surgical applications. Its principal product is the NeuroMate, a computer controlled surgical robot dedicated to stereotactic neurosurgery. The following discussion and analysis relates to the operations of Integrated Surgical Systems, Inc. and the brief period of operations of IMMI since the acquisition by the Company on September 5, 1997.

Results of Operations

  Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Sales. Net sales for the nine months ended September 30, 1997 (the "1997" Interim Period") were approximately $2,818,000, largely attributable to the sale of four ROBODOC Systems compared to the nine months ended September 30, 1996 (the "1996 Interim Period") of approximately $1,748,000 which included the sale of four ROBODOC Systems. The increase in net sales for the 1997 Interim Period is due to a higher average selling price of the ROBODOC Systems to customers, as compared to the initial commercial units sold in 1996. The selling price of the ROBODOC System is negotiated with each customer and varies based upon the terms of payment, terms of the service contract and arrangements for supplying consumables.

     Cost of Sales. Cost of sales for the 1997 Interim Period was approximately $1,117,000 (40% of net sales) as compared to the 1996 Interim Period of approximately $665,000 (38% of net sales). The higher cost as a percent of sales in the 1997 Interim Period is a result of higher manufacturing overhead costs in the 1997 Interim Period as the Company moved from its pilot manufacturing operation in the 1996 Interim Period toward creating the infrastructure necessary to support on-going manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1997 Interim Period (approximately $2,214,000) increased by approximately $845,000, or 62%, as compared to the 1996 Interim Period (approximately $1,369,000). Marketing costs increased approximately $431,000 with the addition of a European Sales Manager, increased participation in medical conferences and travel to potential customer sites. General and administrative costs increased approximately $414,000 to support increased growth and as well as investor relations.

     Research and Development. Research and development expenses for the 1997 Interim Period (approximately $2,026,000) increased by approximately $454,000, or approximately 29%, as compared to the 1996 Interim Period (approximately $1,572,000), due to additional engineering staff required to support new applications of existing products and new product development projects.

     In-process Research and Development Acquired. During the 1997 interim period, the Company recorded a charge to operations in the amount of $325,223 in connection with in-process research and development acquired from IMMI on September 5, 1997. ISS management does not believe that technological feasibility of the acquired in-process research and development has been established. Further, ISS management believes the acquired in-process research and development has no alternative future uses. Therefore, the amount allocated to in-process research and development is required to be immediately expensed under generally accepted accounting principles.

     Stock Compensation. Stock compensation expense during the 1997 Interim Period was $135,000, $175,000 lower than the 1996 Interim Period ($310,000). This decrease is due to the immediate vesting of certain stock options in the 1996 Interim Period. The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1997 Interim Period represents the additional vesting which occurred in the first nine months of 1997.

     Interest Income. Interest income for the 1997 Interim Period (approximately $156,000) increased by approximately $101,000, or 184%, as compared to the 1996 Interim Period (approximately $55,000), primarily due to higher average cash balances during the 1997 Interim Period as a result of the Company's initial public offering in November 1996.

     Other Income and Expense. Other income for the 1997 Interim Period was approximately $21,000 compared to an expense of approximately $4,000 in the 1996 Interim Period. The primary reason for the difference is the weakening of the Dutch Guilder against the U.S. Dollar during 1996, as compared to a strengthening Dutch Guilder against the dollar in the first nine months of 1997. This resulted in currency transaction gains and losses on the U.S. currency obligations of the Company's wholly owned subsidiary in The Netherlands, Integrated Surgical Systems BV.

     Net Loss. The net loss for the 1997 Interim Period (approximately $2,851,000) increased by approximately $729,000, or approximately 34%, as compared to the net loss for the 1996 Interim Period (approximately $2,122,000), primarily due to the higher operating expenses and the write-off of IMMI in-process research and development in connection with the acquisition of IMMI, partially offset by improved gross margins. The improved gross margin is primarily attributable to a higher selling price for the ROBODOC System.

      Liquidity and Capital Resources. Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $23.8 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

      The Company used cash from operating activities of approximately $3,508,000, $3,432,000, $1,969,751 and $4,178,000 in Fiscal 1995, Fiscal 1996,
and the 1996 and 1997 Interim Periods, respectively. Net cash used for operations in each of these periods resulted primarily from the net loss. Cash used for operations in Fiscal 1995 reflected a decrease in inventory of approximately $138,000 due to the disbursement of items in inventory to conduct clinical trials, an increase in other liabilities due to an accrual to recognize costs related to the completion of the RoBoDOC clinical trials and payments made under a severance agreement with a former executive oficer in the approximate amount of $163,000. Cash used for operations in Fiscal 1996 reflected a payment made on a note payable held by a supplier, a decrease in a customer deposit relating to the delivery of a commercial system and increases in accounts receivable and inventory. Cash used for operations in the 1996 Interim Period reflected a payment made on a note payable held by a supplier and a decrease in a customer deposit relating to the delivery of a commercial system. Cash used for operations in the 1997 Interim Period reflected an increase in inventories, an increase in customer deposits, a decrease in receivables and a decrease in payables to a subcontractor. The Company is eligible to receive reimbursement for 49% of its qualified expenditures under the terms of a grant from the National Institute for Standards & Technology ("NIST"). The Company received reimbursements from this program of approximately $19,000 and $116,000 for Fiscal 1995 and Fiscal 1996, respectively.

      The Company's investing activities have consisted primarily of expenditures for property and equipment which totaled approximately $121,000, $41,000, $14,000 and $185,000 in Fiscal 1995, Fiscal 1996, and the 1996 and
1997 Interim Periods, respectively. Included in Fiscal 1995 is a ROBODOC System owned by the Company and placed in a clinic in Germany for clinical evaluation. This system was sold to the clinic during Fiscal 1996.

      Cash provided by financing activities from inception through September 30, 1997 comprised the net cash proceeds from the sale of a convertible note in the principal amount of $3,000,000, the sale of convertible preferred stock and warrants for $14,676,000, and the sale of Common Stock and warrants for approximately $6,090,000, resulting from the Company's initial public offering in November 1996, and approximately $16,300 from the exercise of stock options during the first nine months of 1997. As part of the recapitalization of the Company in December 1995, the entire $3,000,000 principal amount of the convertible note, together with accrued interest thereon of approximately $1,224,000, was converted into a warrant to purchase Common Stock. A total of $11,734,000 and $2,942,000 of preferred stock and warrants to purchase preferred stock was converted into Common Stock and warrants to purchase common stock in December 1995 and November 1996, respectively.

      The Company expects to incur additional operating losses at least through 1997. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control, such as the requirements for and time required to obtain FDA authorziation to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. The Company expects its current funding (including the anticipated proceeds of the European Offering) and cash flow from operations will be sufficient to finance its operations through 1999.

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(a)  Series D Preferred Stock

     On October 29, 1997, the Company and IBM executed an amendment to the Series D Preferred Stock and Warrant Purchase Agreement dated as of December
21, 1995 and the warrants to purchase on aggregate of 2,079,584 shares of Series D Preferred Stock (the "Series D Warrants") owned by IBM pursuant to which the Company and IBM agreed that the Series D Warrants would be exercisable only for 2,079,584 shares of Common Stock.

(b)  Issuance of Common Stock and Common Stock Purchase Warrants

     On September 5, 1997, the Company issued 4,500 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock (with an aggregate estimated fair value of $93,885) to Rickel & Associates, Inc. for services performed in connection with the acquisition of IMMI. The warrants have an exercise price of $7.50 per share and expire in September 2002. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.

(c) Use of Proceeds from initial public offering completed on November 26, 1996.

The Company received net proceeds of approximately $6,090,000 from its initial public offering on November 26, 1996. The Company has spent the following amounts of the net proceeds towards the purposes indicated through September 30, 1997:

          Product development.................................... $2,584,000
          Marketing..............................................  1,096,000
          Purchase and installation of machinery and equipment...    185,413
          Working capital........................................  1,046,765
          30/60 days investments.................................    997,546
          Money market investments...............................    180,276
                                                                  ----------
                                                    Total         $6,090,000

The expenditure by the Company of the proceeds for any other items not listed above has not changed since the Company's last filed periodic report (including Form S-R) and, pursuant to the Securities Act of 1933, as amended, and the rules and regulations promulgated thereby, the listing of such expenditures is omitted from this report.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1  Financial Data Schedule

         (b) Reports on Form 8-K

             The Company filed a report on Form 8-K on September 19, 1997, reporting the acquisition of IMMI on September 5, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: November 14, 1997        by:   /s/ MARK W. WINN
                                  ------------------------------------------
                                  MARK W. WINN, CFO