Form 10KSB
period 1997-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1998-03-26
CIK 894871

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-12471

                       INTEGRATED SURGICAL SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     DELAWARE                                           68-0232575
           (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

       829 WEST STADIUM LANE, SACRAMENTO, CA                               95834
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (916) 646-3487
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                              NAME OF EACH EXCHANGE ON WHICH
                TITLE OF EACH CLASS                              EACH CLASS IS REGISTERED
           COMMON STOCK, $.01 PAR VALUE                      THE PACIFIC EXCHANGE INCORPORATED
          COMMON STOCK PURCHASE WARRANTS                     THE PACIFIC EXCHANGE INCORPORATED

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                 NOT APPLICABLE
                                (TITLE OF CLASS)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the issuer's most recent fiscal year were $4,933,824

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 6, 1998 was $20,500,000.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 6, 1998, the issuer had 5,503,390 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes  [ ]  No  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB in response to Items 9, 10, 11 and 12 of Part III.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Integrated Surgical Systems, Inc. (the "Company") develops, assembles, markets and services image-directed, computer-controlled robotic products for orthopaedic and neurological applications. The Company was incorporated under the laws of the State of Delaware on October 1, 1990.

  Orthopaedic Business

     The Company's principal orthopaedic product is the ROBODOC(R) Surgical Assistant System (the "ROBODOC System"), consisting of a computer-controlled surgical robot and the Company's ORTHODOC(R) Presurgical Planner (the "ORTHODOC"). The ROBODOC System has been used for primary total hip replacement surgery on over 2,000 patients in Europe. The Company believes its "active" robotic system is the only available system that can accurately perform key segments of surgical procedures with precise tolerances generally not attainable by traditional manual surgical techniques. The ROBODOC System also allows the surgeon to prepare a preoperative plan specifically designed for the characteristics of the individual patient's anatomy. The technology for the ROBODOC System was initially developed at the University of California, Davis, in collaboration with International Business Machines Corporation ("IBM").

     The ROBODOC System cannot be marketed in the United States until clearance or approval is obtained from the U.S. Food and Drug Administration (the "FDA"). As a result of a recent pre-filing meeting with representatives of the FDA, the Company intends to file a premarket approval application ("PMA") with the FDA in the second quarter of 1998 for approval to market the ROBODOC System in the United States. There can be no assurance as to when or if the FDA will grant PMA approval to the ROBODOC System.

     The ORTHODOC is a computer workstation that utilizes the Company's proprietary software for preoperative surgical planning. The ORTHODOC is a part of the ROBODOC System, but the Company also plans to market it separately. The Company commenced marketing the ORTHODOC in the United States in the first quarter of 1998. The ORTHODOC received 510(k) clearance from the FDA for marketing in the United States on a stand-alone basis in January 1997. The ORTHODOC converts CT scan data of a patient's femur into three-dimensional images, and through a graphical user interface, allows the surgeon to examine the bone more thoroughly and to select the optimal implant for the patient using a built-in library of available implants. A tape of the planned surgical procedure, developed by the ORTHODOC, guides the surgical robot arm of the ROBODOC System to accurately mill a cavity in the bone, thus allowing the surgeon to properly orient and align the implant. Prior to the primary surgery, two titanium locator pins are placed in the patient's femur in an outpatient procedure. These locator pins are used during the primary procedure to orient the ROBODOC System to the ORTHODOC preoperative plan. Non-clinical scientific data published by scientists from the Company and IBM demonstrate that as a result of the precise milling of a cavity, the ROBODOC System achieves over 95% bone-to-implant contact, as compared to an average of 20% bone-to-implant contact when surgery is performed manually.

     THR surgery involves the insertion of an implant into a cavity created in the patient's femur. The Company believes that precise fit and correct alignment of the implant within the femoral cavity are key factors in the long-term success of THR surgery. In conventional THR surgery, a bone cavity is cut in the shape of the implant manually with metal tools, and the surgical plan, including the selection of the size and shape of the implant, is generally formulated based upon patient data obtained from two-dimensional x-ray images of the patient's femur. Based upon clinical experience to date in Europe with the ROBODOC System, patients generally have become weight-bearing in a shorter period than generally experienced by patients who have had this surgery performed manually. In addition, clinical data obtained from trials in Europe and the United States indicates that intraoperative fractures have been dramatically reduced in the THR surgeries performed with the ROBODOC System (no intraoperative fractures have resulted from THR surgeries performed with the ROBODOC System to date). The Company also believes fewer hip revision surgeries

(implant replacements) may be necessary for patients who have had primary THR surgery performed with the ROBODOC System, as compared to patients who have this surgery performed manually.

     In the past, a majority of THR implants have been held in place with acrylic cement, which fills the spaces between the implant and the bone, thereby anchoring the implant to the femoral cavity ("cemented implants"). During the 1980s, implants that did not require cement ("cementless implants") were developed with materials designed to stimulate bone ingrowth. The selection of a cemented or cementless implant generally is based upon a patient's bone condition and structure, age and activity level. Typically, cemented implants are used for older, less active patients. Furthermore, most implants require replacement within five to 20 years of the first operation in collaboration with IBM and Johns Hopkins University. The Company has developed a software package for hip revision surgery that eliminates the distortion of the x-ray images of the patient's femur used in planning hip revision surgery caused by the metal in the existing implant. A surgeon using this software will have a clearer view of the remaining bone in planning hip revision surgery and therefore will be better able to remove fragmented cement without removing any of the remaining thin thigh bone. The Company commenced marketing the software package for the hip revision application to its customers in Europe in the first quarter of 1998.

  Neurosurgical Business

     The Company entered the neurosurgical business through the acquisition of Innovative Medical Machines International, S.A. ("IMMI") on September 5, 1997. IMMI's principal neurosurgical product is the NeuroMate System, consisting of an image-guided, computer-controlled robotic arm, head stabilizer and monitor. The Company also offers a workstation with presurgical planning software through arrangements with original equipment manufacturers ("OEMs").

     The NeuroMate System has been used to perform over 1,500 neurosurgical procedures in France and Japan. The Company believes that the NeuroMate System, which uses IMMI's proprietary robotic arm design and control systems designed specifically for use in the operating room, is the only image-guided, computer-controlled robot currently in use to precisely position and hold critical tools used in the performance of neurosurgical procedures. The Company commenced marketing the NeuroMate System in the United States in the fourth quarter of 1997. The NeuroMate System received 510(k) clearance from the FDA for marketing in the United States in May 1997.

     Stereotactic neurosurgery is a minimally invasive approach to operating on the brain. Because the brain is largely unexposed, it requires the surgeon to work without direct visualization of the brain itself. This is overcome by a thorough understanding of brain anatomy and by using a spatial coordinate system that allows the surgeon to "navigate" within the brain without directly visualizing it. Essentially, the coordinate space of the patient's brain is correlated to the patient's own CT, magnetic resonance (MR) or other images by using anatomical landmarks that are shared by the patient and the images. This is known as "registration" of the patient's coordinate space to the coordinate space of the images. Once this is accomplished, the patient's CT scan can be used to guide the surgeon to specific sites within the brain through small holes the surgeon has made in the cranium (i.e., not necessitating a craniotomy).

POTENTIAL ORTHOPAEDIC AND NEUROSURGICAL APPLICATIONS

     The Company intends to offer separate software packages for each new application if, as and when developed by the Company. Consequently, the Company's customers would be able to use the Systems as platforms to perform a variety of surgical procedures without incurring significant additional hardware costs. The Company plans to develop software packages for the following orthopaedic and neurosurgical surgical procedures.

- Potential Orthopaedic Applications

     Hip Revision. Hip revision surgery generally is required to replace loose or otherwise failed implants. Most implants require replacement in five to 20 years after the first operation. Hip revision surgery generally is difficult, time consuming and complex. The metal in the existing implant distorts x-ray images used for planning the surgery, obstructing the view of the remaining bone and, if a cemented implant is to be replaced, the location of the cement mantle. The removal of the fragmented cement without removing any of the remaining thin bone structure is a major challenge for the surgeon.

     The Company has developed a software package for hip revision surgery using the ROBODOC System, in collaboration with IBM and Johns Hopkins University. The development of the hip revision application has been funded in part by a grant from the National Institute for Standards and Technology (Advanced Technology Program) of the United States Department of Commerce. The first phase of the hip revision project related to the development and implementation of software to create a clearer image of the remaining bone and fragmented cement in preparing the surgical plan. The second phase of the project involved its validation in a clinical setting. The Company believes that its hip revision software will improve surgical planning and enable the robot to remove cement more precisely than if the hip revision procedure were performed manually. The Company commenced marketing the software package for the hip revision application to its customers in Europe in early 1998.

     Total Knee Replacement. The Company plans to develop a software package for total knee replacement ("TKR") surgery using the ROBODOC System. The proposed application module is intended to enable the ROBODOC System to select the optimal implant for the patient and make accurate cuts in the bone, thus allowing the surgeon to properly orient and align the implant. The proposed application module to be developed by the Company for TKR surgery performed with the ROBODOC System, if and when developed, is intended to result in a precise and accurate fit for implants that are properly sized and placed, regardless of bone quality. Furthermore, the Company believes that if and when this application module is developed, implant longevity and the prognosis for restored biomechanics will be significantly improved as a result of TKR surgery performed with the ROBODOC System.

     Acetabulum Replacement and Revision. The Company plans to complement the THR femoral replacement application with acetabular cup planning and bone preparation for hip socket replacement surgery. Currently, surgeons estimate the size of the cup-shaped cavity in hip socket surgery using x-rays, which are subject to distortion. Working in a narrow space with a limited view, the surgeon ultimately selects the final cup size through trial and error. Due to the limitations of available surgical tools, the surgeon is obliged to use a hemispheric reamer and cup, although the human acetabulum (hip socket) is an irregular shape. The Company believes that the application module for this application, if and when developed, would enable the computer-controlled robot to prepare an accurate bed for the implant, based on its specifications, and could prepare an irregularly shaped socket for a custom or anatomically-shaped acetabular component. The three-dimensional capability of the ORTHODOC would better enable it to determine and display the irregular shape of the acetabulum and instruct the robot to prepare the proper socket. This procedure potentially could solve the problem of leg-length discrepancies which often originate at the acetabulum.

     Osteotomies. Osteotomies are precise cuts in bone intended to reshape or realign abnormal or deformed structures. The Company's engineers have generated a detailed work plan to adapt the ROBODOC System for use in performing long-bone osteotomies on femurs and tibias (i.e., shin bones). The proposed application module for this application, if and when developed, is intended to enable the surgeon using the views of the bone created by the ORTHODOC from CT scan data, to make trial cuts, remove bone and manipulate the remaining fragments, and experiment with the appropriate placement of plates and screws. The surgeon's final plan would be saved on a tape that would instruct the robot where to make saw cuts. The computer-controlled robot would then orient itself in space by using topographical features of the operative bone. A fixator would secure the bone to the robot. The computer-controlled robot would then pre-place screw holes to facilitate the final realignment and make the actual cuts.

- Potential Neurosurgical Applications

     Spine surgery. Surgical interventions in the spine generally involve tumor biopsy/resection; vascular repair; implants of plates, rods, screws, or other implantable devices or substances; and bone fusions of various types. The Company believes that its image-directed, computer-controlled robotic technology is applicable in most of these interventions and will significantly enhance precision and accuracy in many of them. Spine surgery is a large segment of both neurosurgery and orthopaedic surgery, as the nature of the abnormality may involve the nervous system or the vertebral column, or both. A significant part of this application involves the insertion of vertebral pedicle screws, discussed below.

     Vertebral Pedicle Screws. Pedicle screws are used to fuse vertebrae in need of repair due to trauma or herniated disc disease. The procedure involves the placement of screws straight down the center of an irregular section of a fragile bone only twice the diameter of the screw itself. Precise placement of a screw affects the outcome of the surgery. Misplacement of a screw can result in failure of the repair, trauma to the adjacent spinal cord, or rupture of nearby blood sinuses which can hemorrhage severely. The Company believes that if and when the development of the proposed application module for this surgical procedure is completed, the NeuroMate System will be capable of performing this surgical procedure more safely and effectively than surgery performed manually since the computer-controlled robot is better able to precisely orient its tool in a manner compatible with what is required for screw placement.

MARKETING, SALES AND DISTRIBUTION

     The ROBODOC System cannot be marketed in the United States until clearance or approval is obtained from the FDA. The Company has received 510(k) clearance from the FDA to sell the ORTHODOC in the United States. The NeuroMate System also has received 510(k) clearance from the FDA for marketing in the United States and from the Japanese Ministry of Health for marketing in Japan. Presentations to potential customers focus on the clinical benefits obtained by patients, and the potential financial and marketing benefits obtained by hospitals and surgeons.

     The Company has commenced marketing the ROBODOC System to orthopaedic and trauma surgeons and hospitals in Europe through direct sales and arrangements with implant manufacturers. To date, the Company's direct sales efforts have been primarily in Germany and Austria. Over 1,000 THR surgeries have been performed with the ROBODOC Systems at the Berufsgenossenschaftliche Unfallklinik ("BGU") clinic in Frankfurt, Germany since August 1994. As result of a significant increase in the number of THR surgeries performed at the clinic with the ROBODOC System, the BGU clinic purchased a second ROBODOC System in the second quarter of 1996. The Company commenced marketing the ORTHODOC to hospitals, orthopaedic surgeons and implant manufacturers in the United States in the first quarter of 1998.

     The NeuroMate System is being marketed in Europe through a direct sales force, in Japan through a Japanese distributor, and in the United States through a direct sales force and select distributors.

     The Company promotes its products through presentations at trade shows and advertisements in professional journals and technical and clinical publications, as well as through direct mail campaigns. To accelerate sales and reduce the lengthy sales cycle, the Company has entered into informal leasing arrangements with two major multinational leasing companies.

MANUFACTURING

     The Company's production process consists primarily of final assembly of purchased components, testing of the products and packaging, and is conducted at its facilities in Sacramento, California and Lyon, France. The Company purchases substantially all the components for its Systems from outside vendors, then assembles these parts and installs its proprietary software.

     The ROBODOC System consists of the robot, base and the control cabinet, which are connected through four interface cables, and the ORTHODOC. The NeuroMate System consists of a robot arm, electronics control and base. Sankyo Seiki of Japan supplies the robot for the ROBODOC System customized to the Company's specifications and Audemars-Piguet supplies the customized robot for the NeuroMate System. Upon delivery of a robot, the Company performs a series of tests to verify proper functioning. The customization and supply process for the robots currently requires approximately four months lead time. While the robots can be obtained from other suppliers with appropriate modifications and engineering effort, there can be no assurance that delays resulting from the required modifications or engineering effort to adopt alternative components would not adversely affect the Company. Ancillary items required to perform robotic surgeries, including devices for fixing the hip and attaching it to the robot, numerous probes, cutter bearing sleeves and tool guides, are assembled and tested separately.

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

     The Company's production facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices ("GMP"). In addition, the Company's products will be required to satisfy European manufacturing standards for sale in Europe. The Company believes that it is in compliance with GMP and expects to obtain ISO-9000 certification prior to June 14, 1998, the date after which such certification will be required for sales of its products in Europe.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company's research and development activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications and operating software for these products. The Company incurred research and development expenses of approximately $2,469,000 and $3,064,000 in connection with the development of the ROBODOC System and the ORTHODOC for the years ended December 31, 1996 and December 31, 1997, respectively.

     The Company has developed a software package for hip revision surgery, in collaboration with IBM and Johns Hopkins University, funded in part by a grant from the National Institute for Standards and Technology (Advanced Technology Program) of the United States Department of Commerce ("NIST"). Hip revision surgery generally is difficult, time consuming and complex. The metal in the existing implant distorts x-ray images used for planning the surgery, obstructing the remaining bone and, if a cemented implant is to be replaced, the location of the cement mantle. The removal of the cement mantle without removing any of the remaining thin bone structure is a major challenge for the surgeon. The first phase of the hip revision project related to the development and implementation of software to create a clearer image of the remaining bone and fragmented cement in preparing the surgical plan. The second phase of the project involved its validation in a clinical setting. The Company believes that its hip revision application module will improve surgical planning for hip revision surgery and enable the robot to remove cement more precisely than if the hip revision procedure were performed manually.

     Under the terms of the NIST grant, the Company, IBM and Johns Hopkins University are entitled to reimbursement for 49% of the expenses incurred in connection with the project for a period of three years. The maximum amount of expenses subject to reimbursement under the grant is approximately $4,000,000, so that not more than $1,960,000 in expenses may be reimbursed in the aggregate to the Company, IBM and Johns Hopkins University under the grant. The Company has incurred research and development expenses of approximately $991,000 in connection with the hip revision project through December 31, 1997. As of December 31, 1997, the Company had received $452,000 under the terms of the grant. The Company commenced marketing the software for the hip revision application to its customers in Europe in the first quarter of 1998.

     The Company offers five lines of prostheses in its software library of hip implants on its ORTHODOC. It is expanding the library to include multiple implant lines, revision stems, and custom-made prostheses. The

Company has received orders from Howmedica, a division of Pfizer, and Johnson & Johnson Professional, Inc. ("J&J") to add their respective hip prostheses to its existing software library, which included the implant libraries of Biomet and DePuy. When completed, this will allow orthopaedic surgeons to plan hip replacement surgeries using Howmedica's and J&J's line of implants. The Company will further expand the library of implants used at clinical sites to include multiple implant lines, revision stems, and custom-made prostheses. The Company has also commenced preliminary work with respect to the application of the base technology for total knee replacement and with respect to the application of the base technology for total knee replacement surgery.

     IMMI is the recipient of an interest-free loan from ANVAR (a national agency in France established to aid research and development projects) in the amount of approximately $143,000 as of December 31, 1997. This loan provides funding for the development of the NeuroMate System for spine surgery. This project is currently in its first phase of development in connection with a University hospital in Lille, France. Under certain conditions (e.g., if at the completion of the project it is not deemed a "success") there will be no requirement to repay the loan.

     IMMI also is the recipient of a grant from ANVAR in the amount of approximately $174,000, all of which IMMI had received as of December 31, 1997. This grant funds 50% of the cost to build and install NeuroMate Systems at two clinics in France as well as the costs to perform a clinical study at these sites.

COMPETITION

     The principal competition for the ROBODOC System is manual surgery performed by orthopaedic surgeons, using surgical power tools and manual devices. The providers of these instruments are the major orthopaedic companies, which include Howmedica, Inc. (a subsidiary of Pfizer, Inc.), located in New York; Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb Company), located in Indiana; Johnson & Johnson Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), located in New Jersey; DePuy, Inc., located in Indiana; Biomet, Inc. located in Indiana; and Osteonics, Inc. (a subsidiary of the Stryker Corporation), located in New Jersey. MAQUET, a manufacturer of operating tables located in Germany, has announced that it intends to market a device similar to ROBODOC in mid 1998. The principal competition for the NeuroMate System is from manufacturers of frame-based and frameless stereotactic systems, some of which are commonly called "navigators". Approximately twenty navigator models have been introduced, including those by Radionics, Sofamor Danek, and Ohio Medical Surgical Products, all located in the U.S.; Elekta, located in Sweden; and, Fischer Leibingher and Brain Lab, both located in Germany. In addition, there are companies in the medical products industry capable of developing and marketing computer-controlled robotic systems for surgical applications, many of whom have significantly greater financial, technical, manufacturing, marketing and distribution resources than those of the Company, and have established reputations in the medical device industry. However, the Company believes that it enjoys a significant competitive advantage over such companies in view of the time required to develop an image-directed, computer controlled robotic system and to obtain the necessary regulatory approvals, including the sponsorship of clinical trials. There can be no assurance that future competition will not have a material adverse effect on the Company's business.

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

     The Company believes the NeuroMate System is the only robotic system presently used for neurosurgery which provides superior accuracy and flexibility as compared to other techniques.

WARRANTY AND SERVICE

     The Company offers a full warranty, covering parts and labor, for the first year following the purchase of its products, which warranty coverage can be extended on an annual basis by purchasing a maintenance agreement at a price of approximately 8% to 10% of the original purchase price of the product.

     Generally, minor problems have been diagnosed through modem and fixed on-site by users. The Company has developed a service program using a high volume clinical site as a model. The Company plans to provide 24-hour turnaround time for any site. The Company has contracted with a third party in Europe to service the Company's customer base.

     The Company trains its customers with its in-house technical staff and with a third party trainer in Europe.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and to maintain its competitive position.

     The Company has filed five patent applications, and is preparing for filing additional patent applications covering various aspects of its technology. In addition, IBM has agreed not to assert infringement claims against the Company with respect to an IBM patent relating to robotic medical technology, to the extent such technology is used in the Company's products. Furthermore, significant portions of the ORTHODOC and ROBODOC System software are protected by copyrights. IBM has granted the Company a royalty-free license for the underlying software code for the ROBODOC System. In addition, the Company has registered the marks ROBODOC and ORTHODOC.

GOVERNMENT REGULATION

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Any products manufactured or distributed by the Company pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including quality system requirements ("QSR"), documentation and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and with certain state agencies and are subject to periodic compliance inspections by the FDA and certain state agencies.

     As a result of a recent pre-filing meeting with representatives of the FDA, the Company intends to file a premarket approval application ("PMA") with the FDA in the second quarter of 1998 for approval to market the ROBODOC System in the United States. There can be no assurance as to when or if the FDA will grant PMA approval to the ROBODOC System or that such approval, if obtained, will not include unfavorable limitations or restrictions.

     After receipt of PMA approval, if any, the Company expects that the FDA would consider new surgical applications for the ROBODOC System to be new indications for use, which generally would require FDA approval of a PMA supplement, 510(k) submission or, possibly a new PMA. The FDA is also likely to require additional approvals before the agency will permit the Company to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in the ROBODOC System. The FDA likely will require new clinical data to support new indications and enhanced technological characteristics.

     In February 1996, the Company filed a 510(k) submission for the ORTHODOC as a stand-alone device. This 510(k) was the first product submission filed by the Company with the FDA. In January 1997, the ORTHODOC received clearance from the FDA for marketing in the United States. The NeuroMate System received 510(k) clearance from the FDA for marketing in the United States in May 1997. Medical device companies may make regulatory decisions that non-significant modifications to a 510(k) cleared product do not require additional regulatory submissions or notifications.

     Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy prohibits marketing approved medical devices for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

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

     The introduction of the Company's products in foreign markets has subjected, and will continue to subject, the Company to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements.

     The ROBODOC System satisfies international electromedical standard IEC 601-1 and the protection requirements of the Electromagnetic Compatibility Directive (89/336/EEC), thus allowing the Company to apply the CE Mark. This conformity is evidenced by the grant of a GS-Mark by Technische Uebermachungs Verein Rheinland ("TUV"), a testing body in Germany, under current German regulations. The ROBODOC System also satisfies the relevant provisions of the Medical Device Directive for a Class II b Medical Device.

     The NeuroMate System satisfies the relevant provisions of the Medical Device Directive for a Class IIb Medical Device, thus allowing the Company to apply the CE Mark. In June 1997, the NeuroMate System received clearance from the Japanese Ministry of Health for marketing in Japan.

PRODUCT LIABILITY

     The manufacture and sale of medical products exposes the Company to the risk of significant damages from product liability claims. The Company maintains product liability insurance against product liability claims in the amount of $5 million per occurrence and $5 million in the aggregate. There can be no assurance, however, that the coverage limits of the Company's insurance policies will be adequate, that the Company will continue to be able to procure and maintain such insurance coverage, or that such insurance can be maintained at acceptable costs. Although the Company has not experienced any product liability claims to date, a successful claim brought against the Company in excess of its insurance coverage could have a materially adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

     As of March 11, 1998, the Company had 64 full time employees, including 35 in research and development, 4 in manufacturing, 5 in regulatory affairs and quality assurance, 10 in sales and marketing and 10 in administration. Except for the employees of IMMI, none of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's executive offices and production facilities, comprising a total of approximately 17,000 square feet of space, are located in Sacramento, California and Lyon, France. The Company occupies the facilities in Sacramento pursuant to two leases that expire on June 30, 1998. The total rent expense for these premises is approximately $12,600 per month. The lease for the Company's production facility in Sacramento provides for escalation of rent at the rate of 5% per annum. The facility in Lyon is located within a university and is provided free of charge to the Company until June 30, 1998. On September 19, 1997, the Company entered into a lease for an approximately 30,500 square foot office and production facility in Davis, California. The lease is for a term of seven years, commencing not later than September 1, 1998, and provides for rent of $27,810 per month during the first year of the lease (plus real estate taxes and assessments, utilities and maintenance), subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year. The Company expects to relocate its executive offices and production facilities to the Davis, California site on or about June 1, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding and its property is not subject to such proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Since November 21, 1996, the Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") have traded on the Nasdaq SmallCap Market under the symbols "RDOC" and "RDOCW", respectively. The Company's Common Stock and Warrants also are listed on the Pacific Exchange under the symbols "ROB" and "ROBWS", respectively.* Since November 21, 1997, the Common Stock also has been traded on EASDAQ under the symbol "RDOC."

---------------

*No trading activity has been reported by the Pacific Exchange.

     Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter since November 21, 1996.

                                                        COMMON STOCK       WARRANTS
                                                          ("RDOC")        ("RDOCW")
                                                        ------------     ------------
                    QUARTER ENDED                       HIGH     LOW     HIGH     LOW
                    -------------                       ----     ---     ----     ---
December 31, 1996 (since November 21, 1996)...........   $5 3/4  $5       $1      $ 1/2
March 31, 1997........................................   $6 1/4  $5       $1 1/2  $ 5/8
June 30, 1997.........................................   $7 5/8  $5       $2 1/4  $ 7/16
September 30, 1997....................................   $9 1/2  $6 1/2   $3 3/8  $1 1/2
December 31, 1997.....................................   $9      $3 7/8   $3 1/8  $1
March 31, 1998 (through March 23, 1998)...............   $5 7/8  $3 15/16  $1 13/16 $1 1/8

     (b) As of March 10, 1998, there were 74 holders of record of the Common Stock and 9 holders of record of the Warrants. The Company believes that as of March 10, 1998 there were approximately 1,090 and 470 beneficial owners of Common Stock and Warrants, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis relates to the operations of Integrated Surgical Systems, Inc. and does not include the operations of IMMI, except for the results of its operations subsequent to its acquisition by the Company on September 5, 1997, and should be read in conjunction with the consolidated financial statements of Integrated Surgical Systems, Inc., including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

  Fiscal Years Ended December 31, 1997 and 1996

     Net Sales. Net sales for the year ended December 31, 1997 ("Fiscal 1997") increased by approximately $2,654,000 (to approximately $4,934,000), or by 116%, as compared to Fiscal 1996 (approximately $2,280,000). This increase in net sales is largely attributable to the sale of seven and the lease of one ROBODOC Systems in Fiscal 1997, as compared to the sale of four ROBODOC Systems in Fiscal 1996. Net sales for Fiscal 1997 also include approximately $232,000 attributable to agreements between the Company and hip prostheses suppliers to incorporate software for their hip prostheses into the ROBODOC System.

     Cost of Sales. Cost of sales for Fiscal 1997 was approximately $2,183,000 (44% of net sales) as compared to approximately $884,000 (39% of net sales) for Fiscal 1996. The higher cost as a percent of sales in Fiscal 1997 is a result of higher manufacturing overhead costs in Fiscal 1997 as the Company moved from its pilot manufacturing operation in Fiscal 1996 towards creating the infrastructure necessary to support on-going manufacturing and inventory adjustments resulting from components made obsolete by technical advancements to the ROBODOC System.

     Selling, General and Administrative. Selling, general and administrative expenses for Fiscal 1997 (approximately $3,701,000) increased by approximately $1,635,000, or 79%, as compared to Fiscal 1996 (approximately $2,066,000). Marketing costs increased approximately $991,000 with the addition of a European sales and service staff, increased participation in medical conferences and travel to potential customer sites. General and administrative costs increased approximately $644,000 to support increased growth as well as investor relations, and the additional administrative expenses connected with the acquisition of IMMI.

     Research and Development. Research and development expenses for Fiscal 1997 (approximately $3,064,000) increased by approximately $596,000, or approximately 24%, as compared to the Fiscal 1996 (approximately $2,469,000), due to additional engineering staff required to support new applications of existing products and new product development projects.

     In-process Research and Development Acquired. During Fiscal 1997, the Company recorded a charge to operations in the amount of $331,668 in connection with in-process research and development acquired from IMMI on September 5, 1997. Management does not believe that the technological feasibility of the acquired in-process research and development has been established. Further, management believes the acquired in-process research and development has no alternative future uses. Therefore, the amount allocated to in-process research and development is required to be immediately expensed under generally accepted accounting principles. Although the Company is in the process of evaluating its research and development projects, it is expected that future expenditures of approximately $2,750,000 will be necessary to develop the acquired in-process technology into commercial products.

     Stock Compensation. Stock compensation expense during Fiscal 1997 was approximately $155,000, approximately $202,000 lower than for Fiscal 1996 (approximately $357,000). This decrease is due to the immediate vesting of certain stock options in Fiscal 1996. The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock (as determined by an independent valuation analysis) on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in Fiscal 1997 represents the additional vesting which occurred in 1997.

     Interest Income. Interest income for Fiscal 1997 (approximately $215,000) increased by approximately $127,000, or 144%, as compared to Fiscal 1996 (approximately $88,000), primarily due to higher average cash balances during Fiscal 1997 as a result of the Company's initial public offering in November 1996 and European offering in November 1997.

     Foreign Currency Loss. Losses incurred in connection with foreign currency transactions amounted to approximately $147,000 in Fiscal 1997 as a result of exchange rates that strengthened the U.S. Dollar relative to the Deutsch Mark before the proceeds of the Company's European secondary offering could be repatriated from Deutsch Marks into U.S. Dollars. In Fiscal 1996, transaction losses were approximately $2,000.

     Other Income and Expense. Other income for Fiscal 1997 amounted to approximately $32,000, as a result of the recognition of income from a grant in the Company's IMMI subsidiary, which was acquired September 5, 1997. In Fiscal 1996, other expense amounted to approximately $29,000, due primarily to losses incurred on the disposal of fixed assets.

     Net Loss. The net loss for Fiscal 1997 (approximately $4,478,000) increased by approximately $1,029,000, or approximately 29.8%, as compared to the net loss for Fiscal 1996 (approximately $3,449,000), primarily due to the higher operating expenses, the write-off of IMMI in-process research and development and the amortization of identified intangible assets acquired in connection with the acquisition of IMMI.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $32.6 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company used cash from operating activities of approximately $3,432,000 and $4,421,000 in Fiscal 1996 and Fiscal 1997, respectively. Net cash used for operations in each of these periods resulted primarily from the net loss. Cash used for operations in Fiscal 1996 reflected a payment made on a note payable held by a supplier, a decrease in a customer deposit relating to the delivery of a commercial system and increases in accounts receivable and inventory. Cash used for operations in Fiscal 1997 reflected an increase in accounts receivable and inventories. The Company is eligible to receive reimbursement for 49% of its qualified expenditures under the terms of a grant from the National Institute for Standards & Technology ("NIST"). The Company received reimbursements from this program of approximately $116,000 and $317,000 for Fiscal 1996 and Fiscal 1997, respectively.

     The Company's investing activities have consisted primarily of expenditures for property and equipment which totaled approximately $41,000 and $377,000 in Fiscal 1996 and Fiscal 1997, respectively, investments in sales-type leases of approximately $453,000 in Fiscal 1997 and payments in connection with the purchase of a subsidiary of $119,000 in Fiscal 1997.

     Cash provided by financing activities from inception through Fiscal 1997 is comprised principally of the net cash proceeds from the sale of a convertible note in the principal amount of $3,000,000, the sale of convertible preferred stock and warrants for $14,676,000, and the sale of Common Stock and warrants for approximately $6,137,000, resulting from the Company's initial public offering in November 1996, and approximately $8,440,000 from the Company's European offering in November 1997. As part of the recapitalization of the Company in December 1995, the entire $3,000,000 principal amount of the convertible note, together with accrued interest thereon of approximately $1,224,000, was converted into a warrant to purchase Common Stock. A total of $11,734,000 and $2,942,000 of preferred stock and warrants to purchase preferred stock was converted into Common Stock and warrants to purchase common stock in December 1995 and November 1996, respectively.

     The Company expects to incur additional operating losses at least through 1998. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control, such as the requirements for and time required to obtain FDA authorization to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. The Company expects its current funding and cash flows from operations will be sufficient to finance its operations through 1999.

YEAR 2000 COMPLIANCE

     The Company has a wide variety of computers and computer software used in the normal course of business. In predominant use throughout the Company are commercially available hardware and software products that are year 2000 compliant. Where the Company has identified any year 2000 issues, actions are underway to address them prior to the time they could impact the Company's computing requirements. It is estimated that the Company will need to spend less than $100,000 to become year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements follow Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company did not have any changes in or disagreements with its accountants on accounting and financial disclosure.

                                    ITEM III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTION AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

EXHIBIT                          DESCRIPTION
-------                          -----------
 3.1     Form of Certificate of Incorporation of the Registrant, as
         amended.*
 3.2     By-laws of the Registrant.*
 4.1     Form of warrant issued to the underwriters for the
         Registrant's initial public offering in November 1996.*
 4.2     Form of Warrant Agreement relating to the Registrant's
         Redeemable Common Stock Purchase Warrants.*
 4.3     Specimen Common Stock Certificate.*
 4.4     Specimen Warrant Certificate (included as Exhibit A to
         Exhibit 4.2 herein).*
 4.5     1998 Stock Option Plan.
 4.6     Employee Stock Purchase Plan.
 4.7     Common Stock Purchase Warrant issued by the Registrant to
         International Business Machines Corporation ("IBM"), dated
         February 6, 1991, as amended (included as Exhibit J to
         Exhibit 10.5 herein).*
 4.8     Stockholders' Agreement between the Founders of the
         Registrant and IBM, dated February 6, 1991, as amended.*
 4.9     Common Stock Purchase Warrant issued by the Registrant to
         IBM, dated December 21, 1995 (included as Exhibit I to
         Exhibit 10.5 herein).*
 4.10    Series D Preferred Stock Purchase Warrant issued by the
         Company to IBM, dated December 21, 1995 (included as Exhibit
         H to Exhibit 10.5 herein).*
 4.11    Warrant issued by the Registrant to Sutter Health, Sutter
         Health Venture Partners ("Sutter Health VP") and Keystone
         Financial Corporation ("Keystone"), dated December 21, 1995
         (included as Exhibits K, L and M, respectively, to Exhibit
         10.5 herein).*
 4.12    Registration Rights Agreement among the Registrant, IBM,
         John N. Kapoor Trust ("Kapoor"), EJ Financial Investments V,
         L.P. ("EJ Financial"), Keystone, Sutter Health and Sutter
         Health VP. dated as of December 21, 1995 (included as
         Exhibit G to Exhibit 10.5 herein).*
 4.13    1995 Stock Option Plan, as amended.*
 4.14    Series D Preferred Stock Purchase Warrant issued by the
         Registrant to IBM, dated February 29, 1996 (together with
         the warrant referred to in Exhibit 4.10, the "Series D
         Warrants").*
 4.15    Form of Lock-up Agreement.*
 4.16    Letter Agreement between the Registrant and IBM dated
         October 29, 1997, amending the Series D Warrants and the
         Series D Preferred Stock and Warrant Purchase Agreement
         among the Registrant, IBM and EJ Financial, dated December
         21, 1995.**
 4.17    Form of warrant issued to CA IB Investmentbank
         Aktiengesellschaft and Value Management & Research GmbH**.

EXHIBIT                          DESCRIPTION
-------                          -----------
10.1     Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991.*
10.2     License Agreement between the Registrant and IBM, dated
         February 4, 1991.*
10.3     Series B Preferred Stock Purchase Agreement among the
         Registrant, Sutter Health and The John N. Kapoor Trust,
         dated as of April 10, 1992.*
10.4     Series C Preferred Stock Purchase Agreement among the
         Registrant, Sutter Health and Keystone, dated as of November
         13, 1992, as amended December 13, 1995.*
10.5     Series D Preferred Stock and Warrant Purchase Agreement
         among the Registrant, IBM and EJ Financial, dated December
         21, 1995.*
10.6     Investors Agreement among the Registrant, IBM, Wendy
         Shelton-Paul Trust, William Bargar, Brent Mittelstadt, Peter
         Kazanzides, Kapoor, Sutter Health, Sutter Health VP and EJ
         Financial, dated as of December 21, 1995 (included as
         Exhibit F to Exhibit 10.5 herein).*
10.7     Employment Agreement between the Registrant and Ramesh
         Trivedi, dated December 8, 1995.*
10.8     License Agreement between the Registrant and IBM, dated
         February 4, 1991.*
10.9     Agreement for the Purchase and Use of Sankyo Industrial
         Products between the Registrant and Sankyo Seiki (American)
         Inc. dated November 1, 1992. *
10.10    Stock Purchase Agreement dated as of September 5, 1997
         between the Registrant and the holders of the outstanding
         capital stock of Innovative Medical Machines International,
         S.A.**
10.11    Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding
         capital stock of Innovative Medical Machines International,
         S.A.**
21.1     Subsidiaries of the Registrant.**
23.1     Consent of Ernst & Young LLP, Independent Auditors
27.1     Financial Data Schedule.

---------------
 * Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 3339207) declared effective on November 20, 1996.

** Incorporated by reference to the Company's Registration Statement on Form
   SB-2 (Registration No. 333-31481) declared effective on November 14, 1997.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25th, 1998

INTEGRATED SURGICAL SYSTEMS, INC.

 By:          /s/ RAMESH C. TRIVEDI                    By:                /s/ MARK W. WINN
      -------------------------------------                 --------------------------------------------
      Ramesh C. Trivedi, President                          Mark W. Winn, Chief Financial Officer
      (Principal Executive Officer)                         (Principal Financial and Accounting Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 25th, 1998 in the capacities indicated.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ RAMESH C. TRIVEDI                    Chief Executive Officer, President and a
-----------------------------------------------------      Director
                  Ramesh C. Trivedi                        (Principal Executive Officer)

                  /s/ MARK W. WINN                       Chief Financial Officer (Principal Financial
-----------------------------------------------------      and Accounting Officer)
                    Mark W. Winn

                /s/ JAMES C. MCGRODDY                    Director
-----------------------------------------------------
                  James C. McGroddy

                 /s/ JOHN N. KAPOOR                      Director
-----------------------------------------------------
                   John N. Kapoor

                /s/ PAUL A.H. PANKOW                     Director
-----------------------------------------------------
                  Paul A.H. Pankow

                                                         Director
-----------------------------------------------------
                  Gerald D. Knudson

                                                         Director
-----------------------------------------------------
                   Patrick G. Hays

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.

Report of Ernst & Young LLP, Independent Auditors...........    F-2

Consolidated Balance Sheet at December 31, 1997.............    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1997................................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996 and 1997....................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1997................................    F-6
Notes to Consolidated Financial Statements..................    F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Sacramento, California
February 26, 1998

                       INTEGRATED SURGICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,091,788
  Accounts receivable.......................................     1,426,542
  Inventory.................................................     1,895,338
  Other current assets......................................       473,609
                                                              ------------
Total current assets........................................    12,887,277
Net property and equipment..................................       648,772
Leased equipment, net.......................................       177,017
Long-term net investment in sales-type leases...............       350,359
Intangible assets, net......................................     3,854,018
Other assets................................................        13,391
                                                              ------------
                                                              $ 17,930,834
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,410,215
  Value added taxes payable.................................       438,682
  Accrued payroll and related expenses......................       416,623
  Customer deposits.........................................       138,672
  Accrued product retrofit costs............................       135,348
  Current portion of bank loans.............................       268,141
  Other current liabilities.................................       469,977
                                                              ------------
Total current liabilities...................................     3,277,658
Bank loans, long term.......................................        27,076
Note payable................................................       143,403
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
  Convertible preferred stock, $0.01 par value,
     5,750,000 shares authorized, no shares issued and
     outstanding............................................            --
  Preferred stock, $0.01 par value, 1,000,000 shares
     authorized;
     no shares issued and outstanding.......................            --
  Common stock, $0.01 par value, 15,000,000 shares
     authorized;
     5,503,390 shares issued and outstanding................        55,034
  Additional paid-in capital................................    38,219,836
  Deferred stock compensation...............................      (239,530)
  Accumulated translation adjustment........................        26,272
  Accumulated deficit.......................................   (23,578,915)
                                                              ------------
Total stockholders' equity..................................    14,482,697
                                                              ------------
                                                              $ 17,930,834
                                                              ============

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
Net sales...................................................  $ 2,280,311    $ 4,933,824
Cost of sales...............................................      884,152      2,182,842
                                                              -----------    -----------
                                                                1,396,159      2,750,982
Operating expenses:
  Selling, general and administrative.......................    2,066,236      3,701,264
  Research and development..................................    2,468,535      3,063,925
  Stock compensation........................................      357,249        155,474
  In-process research and development acquired..............           --        331,668
                                                              -----------    -----------
                                                                4,892,020      7,252,331
Other income (expense):
  Interest income...........................................       87,933        214,913
  Interest expense..........................................           --        (26,495)
  Foreign currency loss.....................................       (1,619)      (147,390)
  Other.....................................................      (29,016)        32,028
                                                              -----------    -----------
Loss before provision for income taxes......................   (3,438,563)    (4,428,293)
Provision for income taxes..................................       10,266         49,811
                                                              -----------    -----------
Net loss....................................................  $(3,448,829)   $(4,478,104)
                                                              ===========    ===========
Basic net loss per share....................................  $     (4.78)   $     (1.20)
                                                              ===========    ===========
Weighted average common shares outstanding..................      721,657      3,737,318
                                                              ===========    ===========

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     CONVERTIBLE
                                   PREFERRED STOCK          COMMON STOCK       ADDITIONAL      DEFERRED     ACCUMULATED
                                ---------------------   --------------------     PAID-IN        STOCK       TRANSLATION
                                  SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL     COMPENSATION   ADJUSTMENT
                                ----------   --------   ----------   -------   -----------   ------------   -----------
Balance at December 31,
  1995........................     693,195   $  6,932      273,946   $ 2,739   $17,909,532    $      --       $ 5,297
  Exercise of stock options...          --         --        9,592        96           587           --            --
  Sale of Series D convertible
    preferred stock and a
    warrant to purchase Series
    D preferred stock.........     346,597      3,466           --        --       996,534           --            --
  Sale of common stock and
    warrants, net of
    expense...................          --         --    1,525,000    15,250     6,122,073           --            --
  Exercise of warrants........          --         --      512,831     5,128        (5,128)          --            --
  Conversion of Series D
    convertible preferred
    stock to common stock.....  (1,039,792)   (10,398)   1,039,792    10,398            --           --            --
  Deferred stock
    compensation..............          --         --           --        --       783,666     (783,666)           --
  Stock compensation
    expense...................          --         --           --        --            --      357,249            --
  Net loss....................          --         --           --        --            --           --            --
  Translation adjustment......          --         --           --        --            --           --         3,360
                                ----------   --------   ----------   -------   -----------    ---------       -------
Balance at December 31,
  1996........................          --         --    3,361,161    33,611    25,807,264     (426,417)        8,657
  Exercise of stock options...          --         --       18,374       184        18,416           --            --
  Issuance of stock options to
    consultant................          --         --           --        --        23,270           --            --
  Issuance of warrants to
    consultant................          --         --           --        --        65,625           --            --
  Acquisition of IMMI.........          --         --      619,355     6,194     3,883,356           --            --
  Issuance of common stock to
    consultant................          --         --        4,500        45        28,215           --            --
  Sale of common stock, net of
    offering expenses.........          --         --    1,500,000    15,000     8,425,103           --            --
  Stock compensation
    expense...................          --         --           --        --       (31,413)     186,887            --
  Translation adjustment......          --         --           --        --            --           --        17,615
  Net loss....................          --         --           --        --            --           --            --
                                ----------   --------   ----------   -------   -----------    ---------       -------
Balance at December 31,
  1997........................          --   $           5,503,390   $55,034   $38,219,836    $(239,530)      $26,272
                                ==========   ========   ==========   =======   ===========    =========       =======


                                                   TOTAL
                                ACCUMULATED    STOCKHOLDERS'
                                  DEFICIT         EQUITY
                                ------------   -------------
Balance at December 31,
  1995........................  $(15,651,982)   $ 2,272,518
  Exercise of stock options...            --            683
  Sale of Series D convertible
    preferred stock and a
    warrant to purchase Series
    D preferred stock.........            --      1,000,000
  Sale of common stock and
    warrants, net of
    expense...................            --      6,137,323
  Exercise of warrants........            --             --
  Conversion of Series D
    convertible preferred
    stock to common stock.....            --             --
  Deferred stock
    compensation..............            --             --
  Stock compensation
    expense...................            --        357,249
  Net loss....................    (3,448,829)    (3,448,829)
  Translation adjustment......            --          3,360
                                ------------    -----------
Balance at December 31,
  1996........................   (19,100,811)     6,322,304
  Exercise of stock options...            --         18,600
  Issuance of stock options to
    consultant................            --         23,270
  Issuance of warrants to
    consultant................            --         65,625
  Acquisition of IMMI.........            --      3,889,550
  Issuance of common stock to
    consultant................            --         28,260
  Sale of common stock, net of
    offering expenses.........            --      8,440,103
  Stock compensation
    expense...................            --        155,474
  Translation adjustment......            --         17,615
  Net loss....................    (4,478,104)    (4,478,104)
                                ------------    -----------
Balance at December 31,
  1997........................  $(23,578,915)   $14,482,697
                                ============    ===========

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
Cash flows from operating activities:
Net loss....................................................  $(3,448,829)   $(4,478,104)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      221,162        228,788
  In-process research and development acquired..............           --        331,678
  Amortization of intangible assets.........................           --        279,680
  Stock compensation........................................      357,249        155,474
  Issuance of stock options to consultants..................           --         23,270
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (549,761)      (809,338)
     Inventory..............................................     (283,290)      (894,739)
     Other current assets...................................       15,769       (155,998)
     Accounts payable.......................................      466,796        532,121
     Value added taxes payable..............................      258,395        160,809
     Accrued payroll and related expenses...................      156,142        126,997
     Customer deposits......................................     (344,991)        13,672
     Accrued product retrofit costs.........................      (24,652)            --
     Payable to subcontractor...............................      110,176       (139,818)
     Other current liabilities..............................      (94,852)       186,410
     Note payable...........................................     (274,498)           778
     Translation adjustment.................................        3,360         17,615
                                                              -----------    -----------
Net cash used in operating activities.......................   (3,431,824)    (4,420,705)
Cash flows from investing activities:
  Investment in sales-type lease............................           --       (453,250)
  Principal payments received on sales-type lease...........           --         19,967
  Purchases of property and equipment.......................      (41,348)      (376,573)
  Payments in connection with purchase of subsidiary,
     net of cash acquired...................................           --       (118,880)
  Decrease (increase) in other assets.......................       (3,578)         4,446
                                                              -----------    -----------
Net cash used in investing activities.......................      (44,926)      (924,290)
Cash flows from financing activities:
  Proceeds from bank loans..................................           --         71,422
  Payments on bank loans....................................           --        (94,421)
  Proceeds from convertible preferred stock.................    1,000,000             --
  Net proceeds from sale of common stock and warrants.......    6,137,323      8,440,103
  Proceeds from exercise of stock options...................          683         18,600
                                                              -----------    -----------
Net cash provided by financing activities...................    7,138,006      8,435,704
                                                              -----------    -----------
Net increase in cash and cash equivalents...................    3,661,256      3,090,709
Cash and cash equivalents at beginning of period............    2,339,823      6,001,079
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 6,001,079    $ 9,091,788
                                                              ===========    ===========

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

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

     On September 5, 1997, the Company acquired all of Innovative Medical Machines International, S.A.'s ("IMMI") issued and outstanding capital stock, stock warrants and convertible debt in a transaction accounted for as a purchase (Note 3). IMMI develops, manufactures and markets image guided robotic devices for surgical applications. Its principal product is the NeuroMate(R), a computer controlled surgical robot dedicated to stereotactic neurosurgery. The accompanying statements of operations include the operating results of IMMI for the period from September 5, 1997 to December 31, 1997.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of IMMI and Integrated Surgical Systems BV are measured using the respective local currencies. The subsidiary balance sheet accounts are translated at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. Translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction losses were $1,619 and $147,390 during the years ended December 31, 1996 and December 31, 1997, respectively.

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

RESEARCH AND DEVELOPMENT

     Software development costs incurred subsequent to the determination of the product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial

                       INTEGRATED SURGICAL SYSTEMS, INC.

position or results of operations, and have been charged to research and development expense in the accompanying consolidated statements of operations. Grants received from third parties for research and development activities are recorded as reductions of expense over the term of the agreement as the related activities are conducted. Research and development costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

     The Company sells its products to companies in the healthcare industry and performs periodic credit evaluations of its customers and generally does not require collateral. The Company believes that adequate provision for uncollectible accounts receivable has been made in the accompanying financial statements. The Company maintains substantially all of its cash at five financial institutions.

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

CASH EQUIVALENTS

     The Company invests its excess cash in high-quality debt instruments. The Company considers highly liquid investments with maturities of three months or less from the acquisition date of the instrument to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. Cash equivalents consist primarily of commercial paper. At December 31, 1997, the fair value of available-for-sale securities of $7,993,467 included in cash and cash equivalents approximates their historical cost.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying values of the bank loans approximate their fair values as of December 31, 1997, based on current incremental borrowing rates for similar types of borrowing arrangements.

     Active markets for the Company's other financial instruments that are subject to the fair value disclosure requirements of Statement of Financial Accounting Standards No. 107, which consist of long-term lease receivables and notes payable, do not exist and there are no quoted market prices for these assets and liabilities. Accordingly, it is not practicable to estimate the fair values of such financial instruments because of the limited information available to the Company and because of the significance of the cost to obtain independent appraisals for this purpose.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

                       INTEGRATED SURGICAL SYSTEMS, INC.

NET INVESTMENT IN SALES-TYPE LEASES

     The net investment in sales-type leases consists of the following at December 31, 1997:

Total minimum lease payments receivable...................  $497,855
Less unearned interest....................................   (64,572)
                                                            --------
Net investment in sales type leases.......................   433,283
Less current portion......................................   (82,924)
                                                            --------
Long-term net investment in sales-type leases.............  $350,359
                                                            ========

     The following represents future minimum lease payments to be received by the Company under its net investment in sales-type leases as of December 31, 1997:

1998......................................................  $106,656
1999......................................................   106,656
2000......................................................   106,656
2001......................................................   106,656
2002......................................................    71,231
                                                            --------
                                                            $497,855
                                                            ========

INVENTORY

     Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture of the ROBODOC and NeuroMate Systems. Inventory consists of the following at December 31, 1997:

Raw materials............................................  $  763,607
Work-in process..........................................     780,065
Finished goods...........................................     351,666
                                                           ----------
                                                           $1,895,338
                                                           ==========

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

NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and

                       INTEGRATED SURGICAL SYSTEMS, INC.

diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented on the basis set forth in Statement 128 (Note 9).

SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     The Company recognized approximately 100% of its revenues from four customers, each representing at least 10% of the Company's total revenue, during the year ended December 31, 1996 and 86% of its revenue from seven customers, each representing at least 10% of the Company's total revenue, during the year ended December 31, 1997. Foreign sales were approximately $2,280,000 and $4,919,000 for the years ended December 31, 1996 and December 31, 1997, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of Statement 130 will not have a significant impact on the Company's existing disclosures.

     In June 1997, the FASB issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company anticipates that implementing the provisions of Statement 131 will not have a significant impact on the Company's existing disclosures.

RECLASSIFICATIONS

     Certain amounts reported in prior years financial statements have been reclassified to conform with the 1997 presentation.

3.  ACQUISITION OF IMMI

     Effective September 5, 1997, ISS acquired all of IMMI's issued and outstanding capital stock, stock warrants and convertible debt in a transaction accounted for as a purchase. The purchase price included 619,355 shares of ISS common stock with a fair market value of approximately $3.9 million and liabilities assumed and acquisition costs of approximately $1.1 million. The purchase agreement places certain restrictions on the future sale of the ISS stock issued in connection with the purchase for a period of eighteen months.

     The purchase price consists of the following:

619,355 shares of ISS common stock.......................  $3,889,549
Liabilities assumed......................................     883,044
Acquisition costs........................................     266,085
                                                           ----------
                                                           $5,038,678
                                                           ==========

                       INTEGRATED SURGICAL SYSTEMS, INC.

     The Company retained independent valuation professionals to assist in the values to be assigned to the individual assets acquired including the intangibles and in-process research and development. A summary of the allocation of purchase price is as follows:

Tangible assets acquired.................................  $  573,302
Identified intangible assets.............................   4,133,698
In-process research and development......................     331,678
                                                           ----------
                                                           $5,038,678
                                                           ==========

     Intangible assets consist primarily of developed technology relating to the NeuroMate System. Accumulated amortization on intangible assets was $279,680 as of December 31, 1997. In the opinion of ISS and IMMI management, the developed technology is completed and has alternative future uses. The estimated useful lives are expected to range from 3 to 5 years. ISS management does not believe that technological feasibility of the acquired in-process research and development has been established. Further, ISS management believes the acquired in-process research and development has no alternative future uses. Therefore, the amount allocated to in-process research and development is required to be immediately expensed under generally accepted accounting principles.

     The following represents unaudited proforma statement of operations information as if the acquisition of IMMI occurred on January 1, 1996.

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------    -----------
                                                           (UNAUDITED)
Revenue...........................................  $ 2,728,000    $ 5,554,000
                                                    ===========    ===========
Net loss..........................................  $(5,525,000)   $(5,394,000)
                                                    ===========    ===========
Basic net loss per share..........................  $     (4.12)   $     (1.24)
                                                    ===========    ===========

     The above proforma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transaction actually occurred on January 1, 1996, nor is it indicative of future combined results of operations.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1997:

ROBODOC and NeuroMate System equipment..................  $   664,017
Other equipment.........................................    1,111,257
Furniture and fixtures..................................      116,128
Leasehold improvements..................................      147,454
                                                          -----------
                                                            2,038,856
Less accumulated depreciation...........................   (1,390,084)
                                                          -----------
                                                          $   648,772
                                                          ===========

5.  REVERSE STOCK SPLIT

     On December 20, 1995, the Company effected a one-for-five reverse split of the Company's common stock. In November 1996, the Company effected a one-for-1.479586 reverse split of the Company's common stock. All references in the accompanying financial statements to the number of capital shares and per-share amounts have been retroactively restated to reflect the reverse splits.

                       INTEGRATED SURGICAL SYSTEMS, INC.

6.  NOTES PAYABLE AND LONG TERM DEBT

     A long-term note payable was entered into between the Company and a large corporation, a representative of which was a member of the Company's Board of Directors. The corporation is also a warrant holder of the Company. Simple interest on the note payable accrued at 9.25% per annum. On December 20, 1995, the long-term note payable and accrued interest totaling $4,224,373 was converted into a warrant to purchase 126,895 shares of the Company's common stock at $0.01 per share which is currently exercisable and expires on December 31, 2005. In conjunction with the note agreement, the Company also entered into a License Agreement with this corporation whereby the corporation granted the Company the rights to the technology underlying the ROBODOC System at the time of the Company's incorporation. In consideration for this License Agreement, the Company issued to the corporation a warrant to purchase 67,587 shares of the Company's common stock at a price of $0.07 per share. This warrant expires on December 31, 2000 and has not been exercised as of December 31, 1997.

     Bank loans consist of the following at December 31, 1997:

Revolving line of credit established in July 1996 for five
  years with an available amount of $249,150 at December 31,
  1997, with interest accruing at 7.15% per annum. The
  amount available decreases quarterly by 5% of the original amount beginning October 1996.............................  $ 249,150
Bank term loan with monthly principal and interest payments
  of approximately $1,762 over three years from May 1997,
  with interest accruing at 5.75% per annum.................     46,067
                                                              ---------
                                                                295,217
Less current portion........................................   (268,141)
                                                              ---------
Long-term bank loans........................................  $  27,076
                                                              =========

     The bank term loans are secured by substantially all of IMMI's tangible assets (with a net book value of approximately $761,000 at December 31, 1997) and guaranteed by the Company.

     The Company received an interest free loan with a balance of $143,403 at December 31, 1997 from a grant organization for the development of a new system. In the case of failure of the project, the grant organization may decide to forgive all or part of the repayments. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. According to the contract, any such payments would be considered to be an advance repayment of the loan. The Company has not made any sales of this type through December 31, 1997.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

     As of December 31, 1997 the Company has reserved a total of 5,762,294 shares of common stock pursuant to warrants and options outstanding and reserved for future issuance.

INITIAL PUBLIC OFFERING

     In November 1996, the Company sold in its initial public offering, a total of 1,525,000 shares of common stock at $5.00 per share and 1,753,750 warrants at $0.10 per warrant. In addition, the Company sold to its underwriter warrants to purchase an additional 305,000 shares for total consideration of $10.00. The net proceeds after underwriters' commissions and fees and other costs associated with the offering were approximately $6,137,000.

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

EUROPEAN OFFERING

     On November 20, 1997, the Company sold 1,500,000 shares of Common Stock at approximately $7.00 per share in an offering to European investors (the "European Offering"). In addition, the Company sold to its underwriters in the European Offering warrants to purchase an additional 150,000 shares for nominal consideration. The net proceeds of the European Offering were approximately $8,440,000.

     Each of the warrants issued to the European Offering underwriters entitles the holder to purchase one share of common stock at an exercise price of $8.26 per share at any time during the period commencing November 21, 1998, and thereafter for a period of four years.

CONVERTIBLE PREFERRED STOCK

     The Company entered into a Series D preferred stock and warrant agreement during 1995. Under the terms of this agreement, the Company received $2 million in proceeds at the first closing which occurred on December 21, 1995, and granted an option to purchase additional Series D stock and a warrant to purchase Series D Stock as described below. At the first closing, the Company sold 693,195 shares of Series D preferred stock for $0.96 per share. It also sold for $1,333,333 a warrant to purchase 1,386,390 shares of Series D at $0.01 per share. The warrant expires on December 31, 2005 and has not been exercised as of December 31, 1997. The purchasers received an option to purchase an additional 346,597 shares of Series D preferred stock and a warrant to purchase an additional 693,194 shares of Series D preferred stock, all with the same terms as in the first closing. On February 19, 1996, the option holder exercised the option and the Company sold 346,597 shares of Series D preferred stock for $0.96 per share. The Company also sold a warrant for $666,667 to purchase 693,194 shares of Series D at $0.01 per share.

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

     As per the terms of the convertible preferred stock agreement, upon the closing of the Company's initial public offering in November 1996, each of the 1,039,792 shares of outstanding Series D preferred stock were automatically converted into the same number of shares of common stock.

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

                       INTEGRATED SURGICAL SYSTEMS, INC.

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

     In November 1996, the Board of Directors amended, and the stockholders subsequently approved, the Company's Articles of Incorporation to authorize 1,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any vote or action by the Company's stockholders.

ISSUANCE OF STOCK AND STOCK WARRANTS

     In September 1997, the Company issued 4,500 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock (with an aggregate estimated fair value of $93,885) to Rickel & Associates, Inc. for services performed in connection with the acquisition of IMMI. The warrants have an exercise price of $7.50 per share and expire in September 2002.

STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

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

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 5.43% and 6.00%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.50 and 0.55; and an expected life of the option of 3.2 and 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                       INTEGRATED SURGICAL SYSTEMS, INC.

Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:

                                                       1996           1997
                                                    -----------    -----------
Pro forma net loss................................  $(3,464,434)   $(4,624,429)
Pro forma basic net loss per share................  $     (4.80)   $     (1.24)

     Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     The following summarizes activity under the Plans for the years ended December 31, 1996 and 1997:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------    --------------
Outstanding at December 31, 1995 (at $3.33 to $7.84 per
  share)....................................................     75,525        $4.63
  Granted (at $0.07 to $5.00 per share).....................    951,545         0.27
  Canceled (at $.07 to $7.84 per share).....................    (70,294)        4.08
  Exercised (at $.07 to $.25 per share).....................     (9,592)        0.07
Outstanding at December 31, 1996 (at $0.07 to $7.84 per
  share)....................................................    947,184         0.42
  Granted (at $5.00 to $8.88 per share).....................    354,334         6.60
  Canceled (at $.07 to $8.25 per share).....................    (79,771)        4.38
  Exercised (at $.07 to $3.33 per share)....................    (18,374)        1.01
                                                              ---------        -----
Outstanding at December 31, 1997 (at $0.07 to $8.88 per
  share)....................................................  1,203,373         1.97
                                                              =========        =====

     All options granted in 1997 were granted with option prices equal to the fair market value of the Company's stock on the grant date. The weighted average exercise price of options granted in 1997 was $6.60 and the weighted average grant date fair value of these options was $3.16.

     The weighted average exercise price of options granted in 1996 with option prices less than the fair market value of the Company's stock on the grant date was $0.12 and the weighted average grant date fair value of these options was $0.89. The weighted average exercise price of options granted in 1996 with option prices equal to the fair market value of the Company's stock on the grant date was $5.00 and the weighted average grant date fair value of these options was $2.31.

     The following summarizes information related to options outstanding and options exercisable at December 31, 1997:

                                                      WEIGHTED AVERAGE
                                                         REMAINING
              EXERCISE                   OPTIONS      CONTRACTUAL LIFE      OPTIONS
                PRICE                  OUTSTANDING       (IN YEARS)       EXERCISABLE
-------------------------------------  -----------    ----------------    -----------
$0.07................................     852,779           8.1             580,210
$2.07................................      14,943           8.5               6,803
$5.00-$5.75..........................     102,899           9.0              11,252
$6.00-$7.63..........................     159,398           9.4                  --
$8.13-$8.88..........................      73,354           9.7                  --
                                        ---------           ---             -------
                                        1,203,373           8.5             598,265
                                        =========           ===             =======

                       INTEGRATED SURGICAL SYSTEMS, INC.

     Of the options outstanding at December 31, 1997, options to purchase 598,265 shares of common stock were immediately exercisable at a weighted-average exercise price of $0.19 per share. A total of 45,697 shares were still available for grant under the 1995 Plan at December 31, 1997.

     During the year ended December 31, 1996, the Company recorded deferred stock compensation of $783,666 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock, as determined by an independent valuation analysis, on the date of grant. The deferred stock compensation is being amortized into expense over the vesting period of the stock options which generally range from 3 to 5 years. Deferred compensation relating to stock options which vested immediately was expensed on the date of grant. During 1997, the Company recorded a reduction of $31,413 in deferred stock compensation relating to canceled options. Compensation expense of $357,249 and $155,474 was recorded during the years ended December 31, 1996 and 1997, respectively, relating to these options, and the remaining $239,530 will be amortized into expense in future periods.

8.  INCOME TAXES

     The income tax provisions for the years ended December 31, 1996 and 1997 are comprised of currently payable state franchise taxes and currently payable foreign income taxes.

     Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 1996 and 1997 are as follows:

                                                       1996           1997
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryover....................  $ 3,000,000    $ 4,677,000
  Capitalized research and development............      245,000        223,000
  Accrued product retrofit costs..................       56,000         21,000
  Inventory.......................................       85,000         93,000
  Depreciation....................................      102,000        126,000
  Stock compensation..............................      154,000        220,000
  Other...........................................      158,000        158,000
                                                    -----------    -----------
                                                      3,800,000      5,518,000
  Less: Valuation allowance.......................   (3,800,000)    (5,518,000)
                                                    -----------    -----------
Net deferred taxes................................  $        --    $        --
                                                    ===========    ===========

     The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------    -----------
Federal benefit expected at statutory rates.......  $(1,172,000)   $(1,522,555)
Net operating loss with no current benefit........    1,172,000      1,522,555
Other taxes.......................................       10,000             --
Foreign income taxes..............................          266         49,811
                                                    -----------    -----------
                                                    $    10,266    $    49,811
                                                    ===========    ===========

     In connection with the Company's Series D preferred stock sale (Note 7) a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through December 21,

                       INTEGRATED SURGICAL SYSTEMS, INC.

1995 (approximately $13,500,000 and $4,500,000, respectively) will be subject to a total annual limitation in the amount of approximately $400,000. Except for the amounts described below, the Company expects that the carryforward amounts will not be available prior to the expiration of the carryforward periods.

     As a consequence of the limitation, the Company has at December 31, 1997 a net operating loss carryover of approximately $11,000,000 for federal income tax purposes which expires between 2005 and 2012, a net operating loss carryforward of approximately $3,600,000 for state income tax purposes which expires through 2002, and a net operating loss carryforward of approximately $1,500,000 for foreign income tax purposes. The Company has at December 31, 1997 research and development credit carryovers of approximately $100,000 and $145,000 for federal and state income tax purposes, respectively.

     The Company paid $1,600 and $914 for income and franchise taxes during the years ended December 31, 1996 and 1997, respectively.

9.  NET LOSS PER SHARE INFORMATION

     As of December 31, 1997, outstanding options to purchase 1,203,373 shares of common stock (with exercise prices ranging from $0.07 to $8.88) and outstanding warrants to purchase 4,507,816 shares of common stock (with exercise prices from $0.07 to $8.26) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

10.  COMMITMENTS

     The Company leases its U.S. facilities under two non-cancelable operating leases. Both leases expire June 30, 1998. On September 19, 1997, the Company entered into a lease for an office and production facility in Davis, California. The lease is for a term of seven years, commencing not later than September 1, 1998, and provides for rent of $27,810 per month during the first year of the lease (plus real estate taxes and assessments, utilities and maintenance), subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

     Future payments under non-cancelable facility operating leases are approximately as follows:

1998.....................................................  $  234,000
1999.....................................................     337,000
2000.....................................................     344,000
2001.....................................................     351,000
2002.....................................................     358,000
Thereafter...............................................     925,000
                                                           ----------
                                                           $2,549,000
                                                           ==========

     Aggregate rental expense under these leases amounted to $141,456 and $135,000 during the years ended December 31, 1996 and 1997, respectively.

     Future minimum payments under non-cancelable equipment operating leases are approximately as follows:

1998.......................................................  $24,000
1999.......................................................   24,000
2000.......................................................   17,000
2001.......................................................    2,000
                                                             -------
                                                             $67,000
                                                             =======

                       INTEGRATED SURGICAL SYSTEMS, INC.

     Rental expense for these non-cancelable equipment operating leases during the years ended December 31, 1996 and 1997 was approximately $13,000 and $17,000, respectively.

11.  CONTINGENCIES

     The Company has from time to time been notified of various claims incidental to its business that are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, the Company believes that the final outcome of all such matters will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

12.  NIST GRANT

     During 1994, the Company received notification it was awarded a $1,960,000 National Institute of Science and Technology ("NIST") grant from the U.S. Department of Commerce ("USDC"). The grant is shared by the Company and two strategic partners to fund approximately 49% of a $4 million joint development project to adapt the ROBODOC System for use in hip revision surgery. The development project and related NIST Grant began in 1995. The Company received $116,049 and $317,000 in proceeds under this grant during the years ended December 31, 1996, and 1997, respectively.

13.  ANVAR GRANT

     During 1996, IMMI received notification it was awarded a $222,492 grant from the French agency Agence Nationale de Valorisation de la Recherche ("ANVAR") which is a French national agency established to aid research and development projects. The grant is to fund the clinical tests to be performed at two university hospitals on the NeuroMate system over a period of fifteen months commencing March 1997. IMMI received $173,595 in proceeds under this grant during the year ended December 31, 1997. The grant income is being recognized ratably over the project period.

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION                           PAGE
-------                          -----------                           ----
 3.1     Form of Certificate of Incorporation of the Registrant, as
         amended.*...................................................
 3.2     By-laws of the Registrant.*.................................
 4.1     Form of warrant issued to the underwriters for the
         Registrant's initial public offering in November 1996.*.....
 4.2     Form of Warrant Agreement relating to the Registrant's
         Redeemable Common Stock Purchase Warrants.*.................
 4.3     Specimen Common Stock Certificate.*.........................
 4.4     Specimen Warrant Certificate (included as Exhibit A to
         Exhibit 4.2 herein).*.......................................
 4.5     1998 Stock Option Plan......................................
 4.6     Employee Stock Purchase Plan................................
 4.7     Common Stock Purchase Warrant issued by the Registrant to
         International Business Machines Corporation ("IBM"), dated
         February 6, 1991, as amended (included as Exhibit J to
         Exhibit 10.5 herein).*......................................
 4.8     Stockholders' Agreement between the Founders of the
         Registrant and IBM, dated February 6, 1991, as amended.*....
 4.9     Common Stock Purchase Warrant issued by the Registrant to
         IBM, dated December 21, 1995 (included as Exhibit I to
         Exhibit 10.5 herein).*......................................
 4.10    Series D Preferred Stock Purchase Warrant issued by the
         Company to IBM, dated December 21, 1995 (included as Exhibit
         H to Exhibit 10.5 herein).*.................................
 4.11    Warrant issued by the Registrant to Sutter Health, Sutter
         Health Venture Partners ("Sutter Health VP") and Keystone
         Financial Corporation ("Keystone"), dated December 21, 1995
         (included as Exhibits K, L and M, respectively, to Exhibit
         10.5 herein).*..............................................
 4.12    Registration Rights Agreement among the Registrant, IBM,
         John N. Kapoor Trust ("Kapoor"), EJ Financial Investments V,
         L.P. ("EJ Financial"), Keystone, Sutter Health and Sutter
         Health VP. dated as of December 21, 1995 (included as
         Exhibit G to Exhibit 10.5 herein).*.........................
 4.13    1995 Stock Option Plan, as amended.*........................
 4.14    Series D Preferred Stock Purchase Warrant issued by the
         Registrant to IBM, dated February 29, 1996 (together with
         the warrant referred to in Exhibit 4.10, the "Series D
         Warrants").*................................................
 4.15    Form of Lock-up Agreement.*.................................
 4.16    Letter Agreement between the Registrant and IBM dated
         October 29, 1997, amending the Series D Warrants and the
         Series D Preferred Stock and Warrant Purchase Agreement
         among the Registrant, IBM and EJ Financial, dated December
         21, 1995.**.................................................
 4.17    Form of warrant issued to CA IB Investmentbank
         Aktiengesellschaft and Value Management & Research
         GmbH**......................................................
10.1     Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991.*.....................
10.2     License Agreement between the Registrant and IBM, dated
         February 4, 1991.*..........................................
10.3     Series B Preferred Stock Purchase Agreement among the
         Registrant, Sutter Health and The John N. Kapoor Trust,
         dated as of April 10, 1992.*................................
10.4     Series C Preferred Stock Purchase Agreement among the
         Registrant, Sutter Health and Keystone, dated as of November
         13, 1992, as amended December 13, 1995.*....................

EXHIBIT                          DESCRIPTION                           PAGE
-------                          -----------                           ----
10.5     Series D Preferred Stock and Warrant Purchase Agreement
         among the Registrant, IBM and EJ Financial, dated December
         21, 1995.*..................................................
10.6     Investors Agreement among the Registrant, IBM, Wendy
         Shelton-Paul Trust, William Bargar, Brent Mittelstadt, Peter
         Kazanzides, Kapoor, Sutter Health, Sutter Health VP and EJ
         Financial, dated as of December 21, 1995 (included as
         Exhibit F to Exhibit 10.5 herein).*.........................
10.7     Employment Agreement between the Registrant and Ramesh
         Trivedi, dated December 8, 1995.*...........................
10.8     License Agreement between the Registrant and IBM, dated
         February 4, 1991.*..........................................
10.9     Agreement for the Purchase and Use of Sankyo Industrial
         Products between the Registrant and Sankyo Seiki (American)
         Inc. dated November 1, 1992.*...............................
10.10    Stock Purchase Agreement dated as of September 5, 1997
         between the Registrant and the holders of the outstanding
         capital stock of Innovative Medical Machines International,
         S.A.**......................................................
10.11    Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding
         capital stock of Innovative Medical Machines International,
         S.A.**......................................................
21.1     Subsidiaries of the Registrant.**...........................
23.1     Consent of Ernst & Young LLP, Independent Auditors..........
27.1     Financial Data Schedule.....................................

---------------
 * Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 3339207) declared effective on November 20, 1996.

** Incorporated by reference to the Company's Registration Statement on Form
   SB-2 (Registration No. 333-31481) declared effective on November 14, 1997.