Form 10QSB
period 1998-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1998-05-15
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998.

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

         Common Stock $.01 Par Value - 5,605,950 shares as of May 1, 1998.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 1998

         Consolidated Statements of Operations - Three months ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997

         Notes to Consolidated Financial Statements - March 31, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                        March 31, 1998
Current Assets:                                                 (unaudited)
                                                              --------------
     Cash and cash equivalents ............................     $  6,997,947
     Accounts receivable ..................................        1,497,705
     Inventory ............................................        2,593,056
     Other current assets .................................          622,702
                                                              --------------
Total current assets ......................................       11,711,410

Property and equipment, net ...............................          784,004
Leased equipment, net .....................................          168,372
Long term net investment in sales type leases .............          315,040
Intangible assets, net ....................................        3,644,258
Other assets ..............................................           65,325
                                                              --------------
Total assets                                                    $ 16,688,409
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .....................................     $  1,742,859
     Value-added taxes payable ............................          522,979
     Accrued payroll and related expenses .................          392,870
     Customer deposits ....................................          478,568
     Accrued product retrofit costs .......................          135,348
     Current portion bank loans ...........................          246,289
     Other current liabilities ............................          480,407
                                                              --------------
Total current liabilities .................................        3,999,320

Bank loans, long term .....................................           19,920
Note Payable ..............................................          139,345

Commitments and contingencies

Stockholders' equity:

     Preferred stock, $0.01 par value 1,000,000 shares
      authorized; no shares issued and outstanding ........               --
     Common stock, $0.01 par value, 15,000,000 shares
      authorized; 5,591,335 shares issued and outstanding .           55,913
     Additional paid-in capital ...........................       38,232,988
     Deferred stock compensation ..........................         (210,520)
     Accumulated translation adjustment ...................           74,959
     Accumulated deficit ..................................      (25,623,516)
                                                              --------------
Total stockholder's equity ................................       12,529,824
                                                              --------------
                                                                $ 16,688,409
                                                              ==============


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ------------------------------
                                                         1998               1997
                                                      -----------        -----------
Net Sales ........................................    $ 1,383,360         $  641,989
Cost of Sales ....................................        622,773            215,458
                                                      -----------        -----------
                                                          760,587            426,531
Operating expenses:
   Selling, general and administrative ...........      1,377,641            624,664
   Research and development ......................      1,490,284            645,354
   Stock compensation ............................         18,000             45,000
                                                      -----------        -----------
                                                        2,885,925          1,315,018
Other income (expense):
   Interest income ...............................        100,108             71,342
   Other .........................................        (10,320)            23,731
                                                      -----------        -----------

Loss before provision for income taxes ...........     (2,035,550)          (793,414)
Provision for income taxes .......................          9,051              9,000
                                                      -----------        -----------
Net loss .........................................    ($2,044,601)       ($  802,414)
                                                      ===========        ===========



Basic net loss per share .........................         ($0.37)            ($0.24)

Shares used in per share calculations ............      5,526,642          3,362,513

See notes to consolidated financial statements

                      INTEGRATED SURGICAL SYSTEMS, INC.
                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                                                    THREE MONTHS ENDED MARCH 31
                                                                                   1998                    1997
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................................          ($2,044,601)            ($802,414)

Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation .................................................               75,461                40,868
        Amortization of intangible assets ............................              209,760                 ------
        Stock compensation ...........................................               18,000                45,000
        Issuance of stock options to consultants .....................               11,010                 ------
        Changes in operating assets and liabilities
             Accounts Recievable .....................................              (71,163)              582,444
             Inventory ...............................................             (697,719)             (342,230)
             Other current assets ....................................             (149,093)              (43,985)
             Accountants payable .....................................              332,644               (73,614)
             Valuable added taxes payable ............................               84,297                  (457)
             Accrued payroll and related expenses ....................              (23,753)              (94,767)
             Customer deposits .......................................              339,896               125,000
             Payable to subcontractors ...............................              (38,656)             (110,176)
             Other current liabilities ...............................               49,086                11,668
             Note Payable ............................................               (4,058)                ------
             Translation adjustment ..................................               56,914                 5,815
                                                                            ----------------      ----------------
Net cash used in operating activities ................................           (1,851,975)             (656,948)

CASH FLOWS FROM INVESTING ACTIVITIES

Principal payments received on sales type leases .....................               27,092                 ------
Purchases of property and equipment ..................................             (202,047)              (41,847)
Increase in other assets..............................................              (51,934)                ------
                                                                            ----------------      ----------------
Net cash used in investing activities ................................             (226,889)              (41,847)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loans ...............................................              (29,008)                ------
Proceeds from sale of warrants .......................................                6,930                 ------
Proceeds from excercise of stock options..............................                7,101                16,207
                                                                            ----------------      ----------------
Net cash provided by (used in) financing activities ..................              (14,977)               16,207

Net decrease in cash and cash equivalents ............................           (2,093,841)             (682,588)

Cash and cash equivalents at beginning of period .....................            9,091,788             6,001,079
                                                                            ----------------      ----------------

Cash and cash equivalents at end of period ...........................           $6,997,947            $5,318,491
                                                                            ================      ================

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

March 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    March 31, 1998
                                    --------------
             Raw Materials            $  732,146
             Work in process             957,196
             Finished goods              903,714
                                      ----------
                                      $2,593,056
                                      ===========


NOTE C - NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts have been presented on the basis set forth in Statement 128.

As of March 31, 1998, outstanding options to purchase 1,249,070 shares of common stock (with exercise prices ranging from $0.07 to $8.88) and outstanding warrants to purchase 4,507,816 shares of common stock (with exercise prices ranging from $0.01 to $8.26) could potentially dilute basis earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On September 5, 1997, the Company acquired all of Innovative Medical Machines International S.A.'s (IMMI) issued and outstanding capital stock, stock warrants and convertible debt in transaction accounted as a purchase. IMMI develops, manufactures and markets image guided ROBOTIC devices for surgical applications. Its principal product is the NeuroMate, a computer controlled surgical robot dedicated to stereotactic neurosurgery. The following discussion and analysis relates to the operations of Integrated Surgical Systems, Inc. and the period of operations of IMMI since the acquisition by the Company on September 5, 1997.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March
31, 1997

     Net Sales. Net sales for the three months ended March 31, 1998 (the "1998 Interim Period") were approximately $1,383,000, largely attributable to the sale of two ROBODOC Systems compared to the three months ended March 31, 1997 (the "1997 Interim Period") of approximately $642,000 which included the sale of one ROBODOC system.

     Cost of Sales. Cost of sales for the 1998 Interim Period was approximately $623,000 (45% of net sales) as compared to the 1997 Interim Period of approximately $215,000 (34% of net sales). The higher cost as a percent of sales in the 1998 Interim Period is a result of higher manufacturing overhead costs in the 1998 Interim Period as the Company moved from its pilot manufacturing operation in the 1997 Interim Period toward creating the infrastructure necessary to support on-going manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1998 Interim Period (approximately $1,378,000) increased by approximately $753,000, or 120% as compared to the 1997 Interim Period (approximately $625,000). Marketing costs increased approximately $497,000 with the addition of eight employees and increased participation in medical conferences and travel to potential customer sites. General and administrative costs increased approximately $256,000 to support increased growth as well as investor relations, and additional administrative expenses connected with the acquisition of IMMI.

     Research and Development. Research and development expenses for the 1998 Interim Period (approximately $1,490,000) increased by approximately $845,000, or approximately 131%, as compared to the 1997 Interim Period (approximately $645,000), due to additional engineering staff required to support new applications of existing products and new product development projects.

     Stock Compensation. Stock compensation expense during the 1998 Interim Period was $18,000, $27,000 lower than the 1997 Interim Period ($45,000). The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1998 Interim Period represents the additional vesting which occurred in the first three months of 1998.

     Interest Income. Interest income for the 1998 Interim Period
(approximately $100,000) increased by approximately $29,000, or 41%, as compared to the 1997 Interim Period (approximately $71,000), primarily due to higher average cash balances during the 1998 Interim Period as a result of the Company's European offering in November 1997.

     Other Income and Expense. Other expense for the 1998 Interim Period was approximately $10,000 compared to income of approximately $24,000 in the 1997 Interim Period. The primary reason for the difference is the strengthening of the Dutch Guilder and Deutsch Mark against the U.S. Dollar during 1997 as compared to in the 1998 Interim Period a weakening Dutch Guilder and Deutsch Mark against the dollar in currency obligations of the Company's wholly owned subsidiary in The Netherlands Integrated Surgical Systems BV.

     Net Loss. The net loss for the 1998 Interim Period (approximately $2,045,000) increased by approximately $1,242,000, or approximately 155%, as compared to the net loss for the 1997 Interim Period (approximately $803,000), primarily due to the higher operating expenses and the amortization of identified intangible assets acquired in connection with the acquisition of IMMI.

Liquidity and Capital Resources

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $32.6 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company used cash in operating activities of approximately $657,000 and $1,852,000 in the 1997 and 1998 Interim Periods, respectively. Net cash used in operations in each of these periods resulted primarily from the net loss. Cash used in operations in the 1997 Interim Period reflected a decrease in accounts receivable of approximately $582,000 an increase in inventory of approximately $342,000, an increase in customer deposits of approximately $125,000, and a decrease in a payable to subcontractors of approximately $110,000. Cash used in operations in the 1998 Interim Period reflected an increase in accounts receivable of approximately $71,000, an increase in inventory of approximately $698,000, an increase in accounts payable of approximately $333,000 and an increase in customer deposits of approximately $340,000.

     The Company's investing activities have consisted primarily of expenditures for property and equipment which totaled approximately $42,000 and $202,000 in the 1997 and 1998 Interim Periods, respectively and investments of approximately $52,000 in a medical clinic in Spain in the 1998 Interim Period.

     Cash provided by financing activities from inception through March 31, 1998 is comprised principally of the net cash proceeds from the sale of a convertible note in the principal amount of $3,000,000, the sale of convertible preferred stock and warrants for $14,676,000, and the sale of Common Stock and warrants for approximately $6,137,000, resulting from the Company's initial public offering in November 1996, and approximately $8,440,000 from the Company's European offering in November 1997. As part of the recapitalization of the Company in December 1995, the entire $3,000,000 principal amount of the convertible note, together with accrued interest thereon of approximately $1,224,000, was converted into a warrant to purchase Common Stock. A total of $11,734,000 and $2,942,000 of preferred stock and warrants to purchase preferred stock were converted into Common Stock and warrants to purchase common stock in December 1995 and November 1996, respectively.

     The Company expects to incur additional operating losses at least through 1998. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control, such as the requirements for and time required to obtain FDA authorization to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. The Company expects its current funding and cash flow from operations will be sufficient to finance its operations through 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27.1 Financial Data Schedule
         (b) Reports
             The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: May 14, 1998             by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer