Form 10QSB
period 1998-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 1998-08-14
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to
         ______________.

Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
             (Exact Name of registrant as specified in its charter)

           Delaware                                              68-0232575
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1850 Research Park Drive
Davis, CA                                                         95616-4884
(Address of principal executive offices)                          (Zip Code)

                                  530-792-2600
              (Registrant's telephone number, including area code)

                 829 West Stadium Lane, Sacramento, CA 95834
                               (former address)

                                 Not applicable
               (Former name, and former fiscal year, if changed
                               since last report)

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

         Common Stock $.01 Par Value - 5,633,372 shares as of August 1, 1998.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 1998

         Consolidated Statements of Operations - Three months ended June 30,
         1998 and 1997 - Six months ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements - June 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                         June 30, 1998
Current Assets:                                                 (unaudited)
                                                              --------------
     Cash and cash equivalents ............................     $  2,632,182
     Accounts receivable ..................................        2,843,693
     Inventory ............................................        3,076,777
     Other current assets .................................          595,132
                                                              --------------
Total current assets ......................................        9,147,784

Property and equipment, net ...............................          899,748
Leased equipment, net .....................................          159,727
Long term net investment in sales type leases .............          299,642
Intangible assets, net ....................................        3,434,498
Other assets ..............................................          467,137
                                                              --------------
Total assets                                                    $ 14,408,536
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .....................................     $  1,160,584
     Value-added taxes payable ............................          741,973
     Accrued payroll and related expenses .................          483,366
     Customer deposits ....................................          526,323
     Accrued product retrofit costs .......................          135,348
     Current portion bank loans ...........................          234,388
     Other current liabilities ............................          831,901
                                                              --------------
Total current liabilities .................................        4,113,883

Bank loans, long term .....................................           17,185
Note Payable ..............................................          142,798

Commitments and contingencies

Stockholders' equity:

     Preferred stock, $0.01 par value 1,000,000 shares
      authorized; no shares issued and outstanding ........               --
     Common stock, $0.01 par value, 15,000,000 shares
      authorized; 5,630,950 shares issued and outstanding .           56,309
     Additional paid-in capital ...........................       38,319,287
     Deferred stock compensation ..........................         (181,510)
     Accumulated translation adjustment ...................           50,181
     Accumulated deficit ..................................      (28,109,597)
                                                              --------------
Total stockholder's equity ................................       10,134,670
                                                              --------------
                                                                $ 14,408,536
                                                              ==============


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            ------------------------     -------------------------
                                                1998        1997             1998         1997
                                            -----------   ----------     -----------   -----------
Net Sales ................................. $ 2,027,220   $  737,707     $ 3,410,580   $ 1,379,696
Cost of Sales .............................     978,110      316,235       1,600,883       531,693
                                            -----------   ----------     -----------   -----------
                                              1,049,110      421,472       1,809,697       848,003
Operating expenses:
   Selling, general and administrative ....   1,782,831      758,932       3,160,472     1,383,596
   Research and development ...............   1,864,869      538,165       3,355,153     1,183,519
   Stock compensation .....................      18,000       45,000          36,000        90,000
                                            -----------   ----------     -----------   -----------
                                              3,665,700    1,342,097       6,551,625     2,657,115
Other income (expense):
   Interest income ........................      65,528       53,805         165,636       125,147
   Other ..................................      80,126       (9,357)         69,806        14,374
                                            -----------   ----------     -----------   -----------

Loss before provision for income taxes ....  (2,470,936)    (876,177)     (4,506,486)   (1,669,591)
Provision for income taxes ................      15,145        9,000          24,196        18,000
                                             ----------   ----------     -----------   -----------
Net loss .................................. ($2,486,081)  ($ 885,177)    ($4,530,682)  ($1,687,591)
                                            ===========   ==========     ===========   ===========



Basic net loss per share ..................      ($0.44)      ($0.26)         ($0.81)       ($0.50)

Shares used in per share calculations .....   5,608,976    3,366,599        5,568,467     3,364,567

See notes to consolidated financial statements

                      INTEGRATED SURGICAL SYSTEMS, INC.
                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                   1998                    1997
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................................          ($4,530,682)          ($1,687,591)

Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation .................................................              197,866                83,678
        Amortization of intangible assets ............................              419,520                  --
        Stock compensation ...........................................               36,000                90,000
        Issuance of stock options to consultants .....................              105,942                  --
        Changes in operating assets and liabilities...................
             Accounts Receivable .....................................           (1,417,151)              (54,455)
             Inventory ...............................................           (1,181,439)             (760,108)
             Other current assets ....................................             (121,523)             (116,756)
             Accounts payable ........................................             (249,631)              370,570
             Value added taxes payable ...............................              303,291                (2,307)
             Accrued payroll and related expenses ....................               66,743               (92,069)
             Customer deposits .......................................              387,651               132,172
             Payable to subcontractors ...............................              (38,656)             (110,176)
             Other current liabilities ...............................              400,580                 3,527
             Note Payable ............................................                 (605)                 --
             Translation adjustment ..................................               23,909               (38,651)
                                                                            ----------------      ----------------
Net cash used in operating activities ................................           (5,598,185)           (2,182,166)

CASH FLOWS FROM INVESTING ACTIVITIES

Principal payments received on sales type leases .....................               50,717                  --
Purchases of property and equipment ..................................             (431,552)              (102,300)
(Increase) decrease in other assets...................................             (453,746)                   668
                                                                            ----------------      ----------------
Net cash used in investing activities ................................             (834,581)              (101,632)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loans ...............................................              (43,644)                 --
Proceeds from sale of warrants .......................................                6,930                  --
Proceeds from exercise of stock options..............................                 9,874                16,272
Expenses from initial public offering.................................                --                  (47,822)
                                                                            ----------------      ----------------
Net cash provided by (used in) financing activities ..................              (26,840)               31,550

Net decrease in cash and cash equivalents ............................           (6,459,606)           (2,315,348)

Cash and cash equivalents at beginning of period .....................            9,091,788             6,001,079
                                                                            ----------------      ----------------

Cash and cash equivalents at end of period ...........................           $2,632,182            $3,685,731
                                                                            ================      ================

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

June 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    June 30, 1998
                                    --------------
             Raw Materials            $  872,400
             Work in process           1,169,931
             Finished goods            1,034,446
                                      ----------
                                      $3,076,777
                                      ===========


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

As of June 30, 1998, outstanding options to purchase 1,298,695 shares of common stock (with exercise prices ranging from $0.07 to $8.88) and outstanding warrants to purchase 4,507,816 shares of common stock (with exercise prices ranging from $0.01 to $8.26) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

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

Results of Operations



Six Months Ended June 30, 1998 Compared to Six Months Ended June
30, 1997

     Net Sales. Net sales for the six months ended June 30, 1998 (the "1998 Interim Period") were approximately $3,411,000, largely attributable to the sale of five ROBODOC Systems compared to the six months ended June 30, 1997 (the "1997 Interim Period") of approximately $1,380,000 which included the sale of two ROBODOC systems.

     Cost of Sales. Cost of sales for the 1998 Interim Period was approximately $1,601,000 (47% of net sales) as compared to the 1997 Interim Period of approximately $532,000 (39% of net sales). The higher cost as a percent of sales in the 1998 Interim Period is a result of higher manufacturing overhead costs in the 1998 Interim Period as the Company moved from its pilot manufacturing operation in the 1997 Interim Period toward creating the infrastructure necessary to support on-going manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1998 Interim Period (approximately $3,160,000) increased by approximately $1,,777,000, or 128% as compared to the 1997 Interim Period (approximately $1,384,000). Marketing costs increased approximately $963,000 with the addition of ten employees and increased participation in medical conferences and travel to potential customer sites. General and administrative costs increased approximately $814,000 to support increased growth as well as investor relations, and additional administrative expenses connected with the acquisition of IMMI.

     Research and Development. Research and development expenses for the 1998 Interim Period (approximately $3,355,000) increased by approximately $2,172,000, or approximately 184%, as compared to the 1997 Interim Period (approximately $1,183,000), due to additional engineering staff required to support new applications of existing products and new product development projects.

     Stock Compensation. Stock compensation expense during the 1998 Interim Period was $36,000, $54,000 lower than the 1997 Interim Period ($90,000). The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1998 and 1997 Interim Periods represents the additional vesting which occurred in the first six months of 1998 and 1997.

     Interest Income. Interest income for the 1998 Interim Period
(approximately $166,000) increased by approximately $41,000, or 33%, as compared to the 1997 Interim Period (approximately $125,000), primarily due to higher average cash balances during the 1998 Interim Period as a result of the Company's European offering in November 1997.

     Other Income and Expense. Other income for the 1998 Interim Period was approximately $70,000 compared to income of approximately $14,000 in the 1997 Interim Period. The increase in income ($56,000) is primarily attributable to grant income in the 1998 Interim Period. IMMI was awarded a grant of approximately $222,000 from the French agency, Agence Nationale de Valorisation de la Recherchc ("ANVAR"). The grant is to fund the clinical tests to be performed at two university hospitals on the NeuroMate system. The grant income is being recognized ratably over the project period.

     Net Loss. The net loss for the 1998 Interim Period (approximately $4,531,000) increased by approximately $2,843,000, or approximately 168%, as compared to the net loss for the 1997 Interim Period (approximately $1,688,000), primarily due to the higher operating expenses and the amortization of identified intangible assets acquired in connection with the acquisition of IMMI.

Liquidity and Capital Resources

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $32.6 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company used cash in operating activities of approximately $2,182,000 and $5,598,000 in the 1997 and 1998 Interim Periods, respectively. Net cash used in operations in each of these periods resulted primarily from the net loss. Cash used in operations in the 1997 Interim Period reflected an increase in inventory of approximately $760,000, and an increase in accounts payable of approximately $371,000. Cash used in operations in the 1998 Interim Period reflected an increase in accounts receivable of approximately $1,417,000, an increase in inventory of approximately $1,181,000, an increase in customer deposits of approximately $388,000, an increase in value added taxes payable of approximately $303,000 and an increase in other current liabilities of approximately $401,000.

     The Company's investing activities consists of expenditures for property and equipment which totaled approximately $102,000 and $432,000 in the 1997 and 1998 Interim Periods, respectively and investments of approximately $454,000 in a medical clinic in Spain in the 1998 Interim Period.

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

     The Company expects to incur additional operating losses at least through 1998. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. Until and unless the Company obtains FDA approval for sales of the ROBODOC System in the United States, it will continue to be dependent on sales of such products overseas. FDA approval is not assured, and even if obtained, may be delayed. The timing and amount of these expenditures will depend on many factors, some of which are beyond the Company's control, such as, the requirements for and the time required to obtain FDA authorization to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. The Company is continuously engaged in the development of enhancements and improvements to the ROBODOC System and subjects these developments to testing, principally overseas. Coincident with the pre-submission review process by the FDA of the Company's pre-market approval ("PMA") application for the ROBODOC System (which process is intended to expedite the FDA's formal pre-market approval process), the Company may find it desirable to incorporate certain of the foregoing product enhancements to the ROBODOC System as part of its PMA application. There can be no assurance that the incorporation of such enhancements, if included, will not substantially extend the time of the review process. The Company's other robotic system, the Neuromate, for neurosurgical applications, has been cleared by the FDA for sale in the United States since 1997. The Company has adequate resources for its operations in the immediate future. In order to continue research and development and other operations at current levels and to pursue pre-market approval for the ROBODOC System with the U.S. Food and Drug Administration, the Company requires, and in the future is likely to continue to require, additional financing. The Company presently has arrangements to obtain long-term financing, which is expected to be consummated in the near future. The Company believes that the long-term financing, together with cash flow from other operations, will be sufficient to finance its business through 1999.


PART II. OTHER INFORMATION

Item 4. Matters Submitted to Securityholders

     The Company's Annual Meeting of Stockholders was held on April 28, 1998. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                   Votes Cast
                         ----------------------------------
                            For              Withheld
                          Election      Authority/Abstained
                         ---------      -------------------
Ramesh C. Trivedi        3,109,665           10,400
James C. McGroddy        3,109,665           10,400
John N. Kapoor           3,101,777           18,288
Paul A.H. Pankow         3,109,665           10,400
Gerald D. Knudson        3,109,665           10,400
Patrick G. Hays          3,109,665           10,400

     At the Annual Meeting, the stockholders also approved the following proposals by the number of votes indicated:

                                                                                                     Broker
                                                                    For         Against   Abstain   Non-Votes
                                                                 ---------      -------   -------   ---------
Adoption of the Company's 1998 Stock Option Plan............       2,055,222      35,220    7,285     1,031,828
Adoption of the Company's Stock Purchase Plan...............       2,056,717      35,820    5,300     1,031,828
Approval of an amendment to the Company's Restated
     Certificate of Incorporation eliminating the
     Series D. Preferred Stock..............................       2,771,634      12,875    9,190     1,031,828
Ratification of the appointment of Ernst & Young LLP as the
     Company's independent auditors for the year ending
     December 31, 1998......................................       3,105,415      10,200    4,450        -0-

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27.1 Financial Data Schedule
         (b) Reports
             The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: August 13, 1998             by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer