Form 10QSB
period 1998-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 1998-11-17
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998.

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

         Common Stock $.01 Par Value - 5,638,372 shares as of November 1, 1998.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 1998

         Consolidated Statements of Operations - Three months ended
         September 30, 1998 and 1997 - Nine months ended
         September 30, 1998 and 1997

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1998 and 1997

         Notes to Consolidated Financial Statements - September 30, 1998

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                       September 30, 1998
Current Assets:                                                 (unaudited)
                                                              --------------
     Cash and cash equivalents ............................     $  1,915,633
     Marketable securities.................................        1,784,729
     Accounts receivable ..................................        1,277,107
     Inventory ............................................        4,065,331
     Other current assets .................................          673,005
                                                              --------------
Total current assets ......................................        9,715,805

Property and equipment, net ...............................        1,224,946
Leased equipment, net .....................................          151,082
Long term net investment in sales type leases .............          277,359
Intangible assets, net ....................................        3,224,738
Other assets ..............................................          464,387
                                                              --------------
Total assets                                                    $ 15,058,317
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .....................................     $  1,065,492
     Value-added taxes payable ............................          732,702
     Accrued payroll and related expenses .................          647,990
     Customer deposits ....................................          407,235
     Accrued product retrofit costs .......................          135,348
     Current portion of bank loans ........................          235,637
     Other current liabilities ............................          887,593
                                                              --------------
Total current liabilities .................................        4,111,997

Bank loans, long term .....................................           13,011
Financing leases...........................................          130,949
Note payable ..............................................          154,195

Commitments and contingencies

Stockholders' equity:

     Preferred stock, $0.01 par value 1,000,000 shares
      authorized; 3,520 shares issued and outstanding .....               35
     Common stock, $0.01 par value, 15,000,000 shares
      authorized; 5,638,372 shares issued and outstanding .           56,383
     Additional paid-in capital ...........................       41,655,124
     Deferred stock compensation ..........................         (133,585)
     Accumulated translation adjustment ...................          102,749
     Unrealized gain on available for sale securities  ....           16,956
     Accumulated deficit ..................................      (31,049,497)
                                                              --------------
Total stockholder's equity ................................       10,648,165
                                                              --------------
                                                                $ 15,058,317
                                                              ==============


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               ------------------------     -------------------------
                                                   1998        1997             1998         1997
                                               -----------   ----------     -----------   -----------
Net Sales ...................................  $   777,894   $ 1,438,566    $ 4,188,474   $ 2,818,262
Cost of Sales ...............................      432,881       584,884      2,033,764     1,116,577
                                               -----------   -----------    -----------   -----------
                                                   345,013       853,682      2,154,710     1,701,685
Operating expenses:
   Selling, general and administrative ......    1,607,875       830,634      4,768,347     2,214,230
   Research and development .................    1,770,890       842,544      5,126,043     2,026,063
   Stock compensation .......................       32,925        45,000         68,925       135,000
   In-process research and
    development acquired.....................            -       325,223              -       325,223
                                               -----------   -----------    -----------   -----------
                                                 3,411,690     2,043,401      9,963,315     4,700,516
Other income (expense):
   Interest income ..........................       56,074        30,458        221,710       155,605
   Other ....................................      102,659         4,433        172,465        18,807
                                               -----------   -----------    -----------   -----------

Loss before provision for income taxes ......   (2,907,944)   (1,154,828)    (7,414,430)   (2,824,419)
Provision for income taxes ..................       15,000         9,000         39,196        27,000
                                               -----------   -----------    -----------   -----------
Net loss ....................................   (2,922,944)   (1,163,828)    (7,453,626)   (2,851,419)

Preferred stock accretion ...................      (68,412)            0        (68,412)            0
                                               -----------   -----------    -----------   -----------
Net loss applicable to common stockholders...  $(2,991,356)  $(1,163,828)   $(7,522,038)  $(2,851,419)
                                               ===========   ===========    ===========   ===========

Basic net loss per share ....................       $(0.53)      $(0.33)         $(1.35)       $(0.83)

Shares used in per share calculations .......     5,632,477    3,538,345       5,575,810     3,422,703

See notes to consolidated financial statements
n                      INTEGRATED SURGICAL SYSTEMS, INC.
                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                   1998                    1997
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................................      $    (7,453,626)      $    (2,851,419)

Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation .................................................              340,801               135,363
        in-process research and development acquired..................                 -                  325,223
        Amortization of intangible assets ............................              629,280                68,552
        Stock compensation ...........................................               71,585               135,000
        Issuance of stock options to consultants .....................              158,841                  -
        Changes in operating assets and liabilities...................
             Accounts Receivable .....................................              149,435              (406,412)
             Inventory ...............................................           (2,169,993)           (1,112,294)
             Other current assets ....................................             (199,396)              (86,655)
             Accounts payable ........................................             (344,723)              (49,690)
             Value added taxes payable ...............................              294,020                87,469
             Accrued payroll and related expenses ....................              231,367               (91,456)
             Customer deposits .......................................              268,563               200,099
             Payable to subcontractors ...............................              (38,656)              (31,012)
             Other current liabilities ...............................              400,760                50,097
             Note Payable ............................................               10,792                 2,858
             Translation adjustment ..................................               76,477                  (404)
                                                                            ----------------      ----------------
Net cash used in operating activities ................................           (7,574,473)           (3,624,681)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in marketable securities...................................           (1,784,729)                 -
Net investments in sales type leases..................................               73,000              (553,250)
Purchases of property and equipment...................................             (891,040)             (185,413)
Payments in connection with purchase of subsidiary,
 net of cash acquired.................................................                 -                  (31,649)
(Increase) decrease in other assets...................................             (450,996)                4,338
                                                                            ----------------      ----------------
Net cash used in investing activities ................................           (3,053,765)             (765,974)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) financing leases..................................              186,461                   -
Proceeds (payments) bank loans .......................................              (46,569)                3,917
Payment of expenses on EASDAQ offering................................              (11,478)                  -
Proceeds from issuance of preferred stock.............................            3,300,400                   -
Proceeds from sale of warrants........................................                6,930                   -
Proceeds from exercise of stock options...............................               16,339                16,272
                                                                            ----------------      ---------------
Net cash provided by financing activities ............................            3,452,083                20,189

Net decrease in cash and cash equivalents ............................           (7,176,155)           (4,370,466)

Cash and cash equivalents at beginning of period .....................            9,091,788             6,001,079
                                                                            ----------------      ----------------

Cash and cash equivalents at end of period ...........................      $     1,915,633       $     1,630,613
                                                                            ================      ================

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B - MARKETABLE SECURITIES

Marketable debt securities are classified as available for sale and consist of 1,849,000 shares of U.S. Treasury Strips. The shares have an original cost of $1,767,773 on August 11, 1998 and a fair market value of $1,784,729 at September 30, 1998. The shares mature on May 15, 1999. The shares noted above have been pledged as collateral for the line of credit with a bank (NOTE D). The net unrealized holding gain as of September 30, 1998 of $16,956 has been included as a separate component of stockholders equity.

NOTE C - INVENTORIES

The components of inventory consist of the following:

                                    September 30, 1998
                                    ------------------
             Raw Materials              $1,115,353
             Work in process             1,345,826
             Finished goods              1,604,152
                                        ----------
                                        $4,065,331
                                        ==========



NOTE D - LINE OF CREDIT AND FINANCING LEASE

On June 12, 1998, the Company obtained a revolving line of credit (the "Line") from a bank. The maximum amount available under the terms of the Line is $1.5 million and borrowings bare interest based on the prime rate plus .75% (which totaled approximately 9.00% as of September 30, 1998). Borrowings under the Line are secured by a security interest in the Company's marketable securities
(NOTE B). The Company is required to maintain sufficient collateral equal to or greater than the credit limit, plus $100,000. For the period ending September 30, 1998 there is no outstanding loan balance.

Additionally, the Company entered into a five-year financing lease with the bank having a principal loan amount of $197,000 for the purchase of equipment, furniture and fixtures. The lease is partially secured up to $100,000 with a security interest in the Company's marketable securities.

NOTE E - CONVERTIBLE PREFERRED STOCK

In September 1998, the Company received net proceeds of $3,300,400 from the sale of 3,520 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase 44,000 shares of common stock ("Common Stock"), par value $.01 per share.

The Series A Preferred Stock is convertible (the "Beneficial Conversion Feature") into shares of Common Stock, at the option of the holder, commencing December 9, 1998, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series A Preferred Stock) and the number of shares of Series A Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $4.96 (the "Conversion Price").

Holders of Series A Preferred Stock may convert 25% of their shares commencing December 9, 1998, 50% of their shares commencing January 8, 1999, 75% of their shares Commencing February 7, 1999 and 100% of their shares commencing March 9, 1999. The Company may require holders to convert all (but not less than all) of the Series A Preferred Stock at any time after August 24, 2001, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A Preferred Stock was sold, amounted to $616,000, which represents a discount to the value of the Series A Preferred Stock (the "Discount".) The Discount is being accreted using the straight-line method through March 9, 1999. Approximately $68,000 of the Discount was accreted during the three and nine month periods ended September 30, 1998.

Holders of Series A Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series A Preferred Stock.

The Company may redeem the Series A Preferred Stock upon written notice to the holders of the Series A Preferred Stock at any time after the earlier of January 10, 1999 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series A Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing March 5, 1999 and ending March 5, 2002, at an exercise price of $4.31, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

NOTE F - NET LOSS PER SHARE

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

As of September 30, 1998, outstanding options to purchase 1,313,308 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 4,551,816 shares of Common Stock (with exercise prices ranging from $0.01 to $8.26) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     On September 5, 1997, the Company acquired all of Innovative Medical Machines International S.A.'s (IMMI) issued and outstanding capital stock, stock warrants and convertible debt in a transaction accounted as a purchase. IMMI develops, manufactures and markets image guided robotic devices for surgical applications. Its principal product is the NeuroMate, a computer controlled surgical robot dedicated to stereotactic neurosurgery. The following discussion and analysis includes the period of operations of IMMI since the acquisition by the Company on September 5, 1997.

Results of Operations



Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net Sales. Net sales for the nine months ended September 30, 1998 (the "1998 Interim Period") were approximately $4,188,000, largely attributable to the sale of five ROBODOC Systems compared to the nine months ended September 30, 1997 (the "1997 Interim Period") of approximately $2,818,000, which included the sale of four ROBODOC systems.

     Cost of Sales. Cost of sales for the 1998 Interim Period was approximately $2,034,000 (49% of net sales) as compared to the 1997 Interim Period of approximately $1,117,000 (40% of net sales). The higher cost as a percent of sales in the 1998 Interim Period is a result of higher manufacturing overhead costs in the 1998 Interim Period as the Company moved from its pilot manufacturing operation that existed in the 1997 Interim Period toward creating the infrastructure necessary to support on-going manufacturing.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1998 Interim Period (approximately $4,768,000) increased by approximately $2,554,000, or 115% as compared to the 1997 Interim Period (approximately $2,214,000). Marketing costs increased approximately $1,343,000 with the addition of ten employees and increased participation in medical conferences and travel to potential customer sites. General and administrative costs increased approximately $1,211,000 to support increased growth as well as investor relations, and additional administrative expenses connected with the acquisition of IMMI.

     Research and Development. Research and development expenses for the 1998 Interim Period (approximately $5,126,000) increased by approximately $3,100,000, or approximately 153%, as compared to the 1997 Interim Period (approximately $2,026,000), due to additional engineering staff required to support new applications of existing products and new product development projects.

     Stock Compensation. Stock compensation expense during the 1998 Interim Period was $69,000, $66,000 lower than the 1997 Interim Period ($135,000). The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1998 and 1997 Interim Periods represents the additional vesting which occurred in the first nine months of 1998 and 1997.

     Interest Income. Interest income for the 1998 Interim Period
(approximately $222,000) increased by approximately $66,000, or 42%, as compared to the 1997 Interim Period (approximately $156,000), primarily due to higher average cash balances during the 1998 Interim Period as a result of the Company's European offering in November 1997.

     Other Income and Expense. Other income for the 1998 Interim Period was approximately $172,000 compared to income of approximately $19,000 in the 1997 Interim Period. The increase in income ($153,000) is primarily attributable to an exchange rate gain associated with a stronger Dutch Guilder against the U.S. dollar in the 1998 Interim Period.

     Net Loss. The net loss for the 1998 Interim Period (approximately $7,454,000) increased by approximately $4,603,000, or approximately 161%, as compared to the net loss for the 1997 Interim Period (approximately $2,851,000), primarily due to the higher operating expenses and the amortization of identified intangible assets acquired in connection with the acquisition of IMMI.

Liquidity and Capital Resources

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $35.9 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company used cash in operating activities of approximately $3,625,000 and $7,574,000 in the 1997 and 1998 Interim Periods, respectively. Net cash used in operations in each of these periods resulted primarily from the net loss. Cash used in operations in the 1997 Interim Period reflected an increase in inventory of approximately $1,112,000, and an increase in accounts receivable of approximately $406,000. Cash used in operations in the 1998 Interim Period reflected an increase in inventory of approximately $2,170,000, a decrease in accounts payable of approximately $345,000, and an increase in other current liabilities of approximately $401,000.

     The Company's investing activities consists of expenditures for property and equipment which totaled approximately $185,000 and $891,000 in the 1997 and 1998 Interim Periods, respectively and an investment of approximately $1,785,000 in U.S. Treasury Securities maturing on May 5, 1999 and a partnership investment of approximately $454,000 in a medical clinic in Spain in the 1998 Interim Period.

     Cash provided by financing activities in the 1998 Interim Period (approximately $3,452,000) increased by approximately $3,432,000 compared to the 1997 Interim Period. In September 1998 the Company received net proceeds of approximately $3,300,000 from the sale of Series A Convertible Preferred Stock and warrants (see Note E to financial statements and Part II, Item 2. Changes in Securities and Use of Proceeds).

     The Company expects to incur additional operating losses through the balance of 1998 and possibly into 1999. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amount of these expenditures will depend on many factors, some of which are beyond the Company's control, such as, the requirements for and the time required to obtain FDA authorization to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. Until the Company obtains FDA approval for sales of the ROBODOC System in the United States, it will continue to be dependent on sales of such products overseas.

     The Company is continuously engaged in the development of enhancements and improvements to the ROBODOC System and subjects these developments to testing, principally overseas. Coincident with the pre-submission review process by the FDA of the Company's pre-market approval ("PMA") application for the ROBODOC System, the Company finds it desirable to incorporate certain product enhancements to the ROBODOC System as part of its PMA application. There can be no assurance that the incorporation of such enhancements will not extend the time of the review process. The Company's other robotic system, the Neuromate, for neurosurgical applications, has been cleared by the FDA for sale in the United States since 1997.

     The Company believes that present cash and cash flow from operations will be sufficient to finance its business through 1999. The Company has adequate resources for its operations in the immediate future. In order to continue research and development and other operations at current levels and to pursue pre-market approval for the ROBODOC System with the FDA, the Company may require additional financing in the future.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) On September 10, 1998, the Company issued and sold 3,520 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants to purchase 44,000 shares of common stock, par value $.01 per share ("Common Stock"), to two institutional accredited investors for a total purchase price of $3,520,000, pursuant to a Preferred Stock Purchase Agreement dated as of August 25, 1998 (the "Purchase Agreement"). In addition, the Company issued 5,000 shares of Common Stock to a registered broker-dealer in connection with the preferred stock financing. The Series A Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by
Section 4(2) of the Securities Act and Regulation D promulgated by the Commission under that Section.

The Series A Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, commencing December 9, 1998, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series A Preferred Stock) and the number of shares of Series A Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $4.96 (the "Conversion Price").

Holders of Series A Preferred Stock may convert 25% of their shares commencing December 9, 1998, 50% of their shares commencing January 8, 1999, 75% of their shares commencing February 7, 1999 and 100% of their shares commencing March 9, 1999. No holder may convert the Series A Preferred Stock to the extent such conversion would result in the holders in the aggregate acquiring more than 1,127,674 shares of Common Stock (the "Maximum Shares"), representing 20% of the number of shares of Common Stock outstanding on September 10, 1998 (the date upon which the Series A Preferred Stock and the warrants were issued), unless and until the Company's stockholders approve the issuance of more than the Maximum Shares. Until such stockholder approval is obtained, a holder requesting conversion may only receive cash equal to the product of (i) the number of shares of Common Stock in excess of the Maximum Shares otherwise issuable upon conversion and (ii) the closing price of the Common Stock on the date of conversion. The Company may require holders to convert all (but not less than all) of the Series A Preferred Stock at any time after August 24, 2001, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series A Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series A Preferred Stock.

The Company may redeem the Series A Preferred Stock upon written notice to the holders of the Series A Preferred Stock at any time after the earlier of January 10, 1999 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the shares of Common Stock into which such shares of Series A Preferred Stock could have been converted on the date of the notice of redemption.

The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification or issuances of shares of Common Stock (or securities convertible into or exercisable or exchangeable for Common Stock) prior to the first anniversary of the effective date of the registration statement referred to below, at less than the then Conversion Price in transactions exempt from the registration requirements of the Securities Act if the Company grants the purchasers of such shares (or other securities) the right to demand registration of such shares.

The warrants are exercisable at any time during the period commencing March 5, 1999 and ending March 5, 2002, at an exercise price of $4.31, subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain dispositions of assets.

The Company has filed a registration statement for the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the warrants as well as the shares of Common Stock issued in connection with the preferred stock financing.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
             4.1* Preferred Stock Purchase Agreement, as amended.
             4.2* Certificate of Designations for Series A Convertible
                  Preferred Stock.
             4.3* Form of Warrant.
             4.4* Form of Registration Rights Agreement.
            27.1  Financial Data Schedule
----------

* Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-61133) filed with the Securities and Exchange Commission on October 26, 1998.

        (b) Reports
            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: November 13, 1998           by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer