Form 10KSB40
period 1998-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1999-03-26
CIK 894871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-12471

                       INTEGRATED SURGICAL SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     DELAWARE                                           68-0232575
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

        1850 RESEARCH PARK DRIVE, DAVIS, CA                             95616-4884
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (530) 792-2600
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                        NAME OF EACH EXCHANGE ON WHICH
       TITLE OF EACH CLASS                 EACH CLASS IS REGISTERED
       -------------------              ------------------------------
COMMON STOCK, $.01 PAR VALUE           THE PACIFIC EXCHANGE INCORPORATED
COMMON STOCK PURCHASE WARRANTS         THE PACIFIC EXCHANGE INCORPORATED

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                                 NOT APPLICABLE
                                (TITLE OF CLASS)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the issuer's most recent fiscal year were $6,146,434.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 17, 1999 was $9,636,505.

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

     As of March 17, 1999, the issuer had 5,744,037 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB in response to Items 9, 10, 11 and 12 of Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Integrated Surgical Systems, Inc. (the "Company") develops, assembles, markets and services image-directed, computer-controlled robotic products for orthopaedic and neurosurgical applications. The Company was incorporated under the laws of the State of Delaware on October 1, 1990.

ORTHOPAEDIC BUSINESS

     The Company's principal orthopaedic product is the ROBODOC(R) Surgical Assistant System, consisting of a computer-controlled surgical robot and the Company's ORTHODOC(R) Presurgical Planner. The ROBODOC System has been used for primary total hip replacement surgery on over 4,000 patients in Europe and the United States. The Company believes its "active" robotic system is the only available system that can accurately perform key segments of surgical procedures semi-autonomously with precise tolerances generally not attainable by traditional manual surgical techniques. The ROBODOC System also allows the surgeon to prepare a preoperative plan specifically designed for the characteristics of the individual patient's anatomy. The technology for the ROBODOC System was initially developed at the University of California, Davis, in collaboration with IBM.

     The ORTHODOC is a computer workstation that uses the Company's proprietary software for preoperative surgical planning. The ORTHODOC is a part of the ROBODOC System, but the Company also markets it separately. The ORTHODOC converts CT scan data of a patient's femur into three-dimensional images, and through a graphical user interface, allows the surgeon to examine the bone more thoroughly and to select the optimal implant for the patient using a built-in library of available implants. A tape of the planned surgical procedure, developed by the ORTHODOC, guides the surgical robot arm of the ROBODOC System to accurately mill a cavity in the bone, thus allowing the surgeon to properly orient and align the implant. Prior to the development of the DigiMatch(TM) Single Surgery System, two titanium locator pins were placed in the patient's femur in an outpatient procedure before the primary surgery. These locator pins were used during the primary procedure to orient the ROBODOC System to the ORTHODOC preoperative plan. With the development of the DigiMatch technology, this pre-operative outpatient procedure has been eliminated. The orientation of the patient is now accomplished using a proprietary, pinless registration system. Non-clinical scientific data published by scientists from the Company and IBM demonstrate that as a result of the precise milling of a cavity, the ROBODOC System achieves over 95% bone-to-implant contact, as compared to an average of 20% bone-to-implant contact when surgery is performed manually.

     Total hip arthroplasty ("THA") surgery involves the insertion of an implant into a cavity created in the patient's femur. The Company believes that precise fit and correct alignment of the implant within the femoral cavity are key factors in the long-term success of THA surgery. In conventional THA surgery, a bone cavity is cut in the shape of the implant manually with metal tools, and the surgical plan, including the selection of the size and shape of the implant, is generally formulated based upon patient data obtained from two-dimensional x-ray images of the patient's femur. Based upon clinical experience to date in Europe with the ROBODOC System, patients generally have become weight-bearing in a shorter period than generally experienced by patients who have had this surgery performed manually. In addition, clinical data obtained from trials in Europe and the United States indicates that intraoperative fractures have been dramatically reduced in the THA surgeries performed with the ROBODOC System (to the Company's knowledge, no intraoperative fractures have resulted from THA surgeries performed with the ROBODOC System to date). The Company also believes fewer hip revision surgeries (implant replacements) may be necessary for patients who have had primary THA surgery performed with the ROBODOC System, as compared to patients who have this surgery performed manually.

     In the past, a majority of THA implants have been held in place with acrylic cement, which fills the spaces between the implant and the bone, thereby anchoring the implant to the femoral cavity ("cemented implants"). During the 1980s, implants that did not require cement ("cementless implants") were developed with materials designed to stimulate bone ingrowth. The selection of a cemented or cementless implant generally is based upon a patient's bone condition and structure, age and activity level. Typically, cemented implants are used for older, less active patients. Furthermore, most implants require replacement within five to 20 years of the first operation. The software package developed by the Company in collaboration with IBM and Johns Hopkins University eliminates the distortion of the x-ray images of the patient's femur used in planning hip revision surgery caused by the metal in the existing implant. A surgeon using this proprietary hip revision software will have a clearer view of the remaining bone in planning hip revision surgery and therefore will be better able to plan the surgery to have the ROBODOC remove fragmented cement without removing any of the remaining thin thigh bone.

     The Company has developed and commenced marketing to its customers in Europe the DigiMatch Single Surgery System, that, in most cases, eliminates the need for an initial surgery to place registration pins in a patient's femur before using the ROBODOC System in total hip replacement surgery. More than 200 patient surgeries have been successfully performed at the Berufsgenossenschaftliche Unfallklinik ("BGU") in Frankfurt, Germany as well as at other customer sites with the DigiMatch Single Surgery System.

     The Company plans to amend its investigational device exemption under the Food, Drug and Cosmetic Act, which allowed it to conduct clinical trials for the ROBODOC System in the United States, to permit it to perform a relatively small clinical study showing a correlation between the ROBODOC System using the DigiMatch System technology and the three pin system that was used in its initial clinical evaluations. The Company has deferred the filing of its pre-market approval application to market the ROBODOC System in the United States so that it may incorporate the DigiMatch Single Surgery System, and possibly other technical developments, as part of its pre-market approval application. The Company believes, based upon discussions with representatives of the FDA, that the incorporation of the DigiMatch Single Surgery System will enhance its prospects for obtaining FDA approval. However, there can be no assurance as to when or if the FDA will approve the Company's pre-market approval application to market the ROBODOC System or that such approval, if obtained, will not include unfavorable limitations or restrictions.

NEUROSURGICAL BUSINESS

     The Company entered the neurosurgical business through the acquisition of Innovative Medical Machines International, S.A. ("IMMI") on September 5, 1997. The Company's principal neurosurgical product is the NeuroMate System, consisting of an image-guided, computer-controlled robotic arm, head stabilizer and monitor. The Company also offers a workstation with presurgical planning software through arrangements with original equipment manufacturers.

     The NeuroMate System has been used to perform over 1,800 neurosurgical procedures in France and Japan. The Company believes that the NeuroMate System, which uses IMMI's proprietary robotic arm and control systems designed specifically for use in the operating room, is the only image-guided, computer-controlled robot currently in use to precisely position and hold critical tools used in the performance of neurosurgical procedures.

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

POTENTIAL ORTHOPAEDIC AND NEUROSURGICAL APPLICATIONS

     The Company intends to offer separate software packages supporting each new robotic application, when developed by the Company. Some of these developments may be given to the Company's customers without charge. Customers may be required to pay for other developments, such as alternative prosthesis software.

Consequently, the Company's customers would be able to use the Systems as platforms to perform a variety of surgical procedures without incurring significant additional hardware costs. The Company plans to develop software packages for the following orthopaedic surgical and neurosurgical procedures.

     - POTENTIAL ORTHOPAEDIC APPLICATIONS

     Total Knee Replacement. The Company plans to develop a software package for total knee replacement ("TKR") surgery using the ROBODOC System. The proposed application module is intended to enable the ROBODOC System to select the optimal implant for the patient and make accurate cuts in the bone, thus allowing the surgeon to properly orient and align the implant. The proposed application module to be developed by the Company for TKR surgery performed with the ROBODOC System, when developed, is intended to result in a precise and accurate fit for implants that are properly sized and placed, regardless of bone quality. Furthermore, the Company believes that if and when this application module is developed, implant longevity and the prognosis for restored biomechanics will be significantly improved as a result of TKR surgery performed with the ROBODOC System.

     Acetabulum Replacement and Revision. The Company plans to complement the THA femoral replacement application with acetabular cup planning and bone preparation for hip socket replacement surgery. Currently, surgeons estimate the size of the cup-shaped cavity in hip socket surgery using x-rays, which are subject to distortion. Working in a narrow space with a limited view, the surgeon ultimately selects the final cup size through trial and error. Due to the limitations of available surgical tools, the surgeon is obliged to use a hemispheric reamer and cup, although the human acetabulum (hip socket) is an irregular shape. The Company believes that the application module for this application, when developed, would enable the computer-controlled robot to prepare an accurate bed for the implant, based on its specifications, and could prepare an irregularly shaped socket for a custom or anatomically-shaped acetabular component. The three-dimensional capability of the ORTHODOC would better enable it to determine and display the irregular shape of the acetabulum and instruct the robot to prepare the proper socket. This procedure potentially could solve the problem of leg-length discrepancies which often originate at the acetabulum.

     Osteotomies. Osteotomies are precise cuts in bone intended to reshape or realign abnormal or deformed structures. The Company's engineers have generated a detailed work plan to adapt the ROBODOC System for use in performing long-bone osteotomies on femurs and tibias (i.e., shin bones). The proposed application module for this application, when developed, is intended to enable the surgeon using the views of the bone created by the ORTHODOC from CT scan data, to make trial cuts, remove bone and manipulate the remaining fragments, and experiment with the appropriate placement of plates and screws. The surgeon's final plan would be saved on a tape that would instruct the robot where to make saw cuts. The computer-controlled robot would then orient itself in space by using topographical features of the operative bone. A fixator would secure the bone to the robot. The computer-controlled robot would then pre-place screw holes to facilitate the final realignment and make the actual cuts.

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

     Vertebral Pedicle Screws. Pedicle screws are used to fuse vertebrae in need of repair due to trauma or herniated disc disease. The procedure involves the placement of screws straight down the center of an irregular section of a fragile bone only twice the diameter of the screw itself. Precise placement of a screw affects the outcome of the surgery. Misplacement of a screw can result in failure of the repair, trauma to the adjacent spinal cord, or rupture of nearby blood sinuses which can hemorrhage severely. The Company believes that when the development of the proposed application module for this surgical procedure is completed, the

NeuroMate System will be capable of performing this surgical procedure more safely and effectively than surgery performed manually since the computer-controlled robot is better able to precisely orient its tool in a manner compatible with what is required for screw placement.

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

     The Company has commenced marketing the ROBODOC System to orthopaedic and trauma surgeons and hospitals in Europe through direct sales and arrangements with implant manufacturers. To date, the Company's direct sales efforts have been primarily in Germany and Austria. Over 1,600 THA surgeries have been performed with the ROBODOC Systems at the BGU clinic in Frankfurt, Germany since August 1994. As result of a significant increase in the number of THA surgeries performed at the clinic with the ROBODOC System, the BGU clinic purchased a second ROBODOC System in the second quarter of 1996. The Company has been marketing the ORTHODOC to hospitals, orthopaedic surgeons and implant manufacturers in the United States since early 1998.

     The NeuroMate System is marketed in Europe through a direct sales force, in Japan through a Japanese distributor, and in the United States through a direct sales force and select distributors.

     The Company promotes its products through presentations at trade shows and advertisements in professional journals and technical and clinical publications, as well as through direct mail campaigns.

MANUFACTURING

     The Company's production process consists primarily of final assembly of purchased components, testing of the products and packaging, and is conducted at its facilities in Davis, California and Lyon, France. The Company purchases substantially all the components for its systems from outside vendors, then assembles these parts and installs its proprietary software.

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

     The ORTHODOC consists of a pentium-based computer workstation and associated peripherals, and includes the Company's proprietary software. The Company purchases and then tests the computer as a complete package. A computer board is added to interface to CT/x-ray scanner input modules and, if required, the ROBODOC System's tape output drive. The hard drive is reformatted to accept the operating system, and appropriate ORTHODOC software is installed. The unit is configured for 110 or 220 AC volt operation.

     The Company's production facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices ("GMP"). In addition, the Company's products will be required to satisfy European manufacturing standards for sale in Europe. The Company believes that it is in compliance with GMP and it has obtained ISO-9001 certification, which is required for sales of its products in Europe.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company's research and development activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications and operating software for these products. The Company incurred research and development expenses of approximately $3,064,000 and $6,603,000 in connection with the development of the ROBODOC System, the ORTHODOC and the NeuroMate System for the years ended December 31, 1997 and December 31, 1998, respectively.

     The Company offers its customers a software package for hip revision surgery, which was developed in collaboration with IBM and Johns Hopkins University and funded in part by a grant from the National Institute for Standards and Technology (Advanced Technology Program) of the United States Department of Commerce ("NIST"). Hip revision surgery generally is difficult, time consuming and complex. The metal in the existing implant distorts x-ray images used for planning the surgery, obstructing the remaining bone and, if a cemented implant is to be replaced, the location of the cement mantle. The removal of the cement mantle without removing any of the remaining thin bone structure is a major challenge for the surgeon. The Company believes that its hip revision application module improves surgical planning for hip revision surgery and enables the robot to remove cement more precisely than if the hip revision procedure were performed manually.

     Under the terms of the NIST grant, the Company, IBM and Johns Hopkins University are entitled to reimbursement for 49% of the expenses incurred in connection with the project for a period of three years. The maximum amount of expenses subject to reimbursement under the grant is approximately $4,000,000, so that not more than $1,960,000 in expenses may be reimbursed in the aggregate to the Company, IBM and Johns Hopkins University under the grant. The Company has incurred research and development expenses of approximately $2,471,000 in connection with the NIST project through December 31, 1998. As of December 31, 1998, the Company had received approximately $996,000 under the terms of the grant.

     The Company offers a number of lines of prostheses in its software library of hip implants on its ORTHODOC. It is expanding the library to include multiple implant lines, revision stems, and custom-made prostheses. In 1998, the Company received orders from Howmedica (a division of Stryker Corporation), DePuy Inc. (a subsidiary of Johnson & Johnson), Aesculap, AG & Co. KG, Zimmer Inc. (a subsidiary of Bristol-Myers Squibb Company) and PLUS Endoprothetik A.G. to add their respective hip prostheses to its existing software library. When completed, the ROBODOC System will support 14 lines of popular prostheses from seven of the largest orthopaedic companies in the world. The Company will further expand the library of implants used at clinical sites to include multiple implant lines, revision stems, and custom-made prostheses. The Company has also commenced preliminary work with respect to the application of the base technology for total knee replacement and acetabular cup replacement.

     IMMI is the recipient of an interest-free loan from ANVAR (a national agency in France established to aid research and development projects) in the amount of approximately $143,200. This loan provides funding for the development of the NeuroMate System for spine surgery. This project is currently in its first phase of development in connection with a University hospital in Lille, France. Under certain conditions (e.g., if at the completion of the project it is not deemed a "success") there will be no requirement to repay the loan.

     IMMI also is the recipient of a grant from ANVAR in the amount of approximately $222,000, of which IMMI had received $174,000 as of December 31, 1998. This grant funds 50% of the cost to build and install

NeuroMate Systems at two clinics in France as well as the costs to perform a clinical study at these sites over a period of fifteen months commencing March 1997.

COMPETITION

     The principal competition for the ROBODOC System is manual surgery performed by orthopaedic surgeons, using surgical power tools and manual devices. The providers of these instruments are the major orthopaedic companies, which include Howmedica, Inc. (a division of Stryker Corporation), located in New York; Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb Company), located in Indiana; Johnson & Johnson Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), located in New Jersey; DePuy, Inc. (a subsidiary of Johnson & Johnson), located in Indiana; Biomet, Inc. located in Indiana; and Osteonics, Inc. (a subsidiary of the Stryker Corporation), located in New Jersey. MAQUET, a manufacturer of operating tables located in Germany, recently entered the market with a device similar to ROBODOC. The principal competition for NeuroMate is from manufacturers of frame-based and frameless stereotactic systems, some of which are commonly called "navigators". Approximately twenty navigator models have been introduced, including those by Radionics, Sofamor Danek, and Ohio Medical Surgical Products, all located in the U.S.; Elekta, located in Sweden; and, Fischer Leibingher and Brain Lab, both located in Germany. In addition, there are companies in the medical products industry capable of developing and marketing computer-controlled robotic systems for surgical applications, many of whom have significantly greater financial, technical, manufacturing, marketing and distribution resources than those of the Company, and have established reputations in the medical device industry. However, the Company believes that it enjoys a significant competitive advantage over such companies in view of the time required to develop an image-directed, computer controlled robotic system and to obtain the necessary regulatory approvals, including the sponsorship of clinical trials. There can be no assurance that future competition will not have a material adverse effect on the Company's business.

     The Company's ROBODOC System represents a significant technological advancement with respect to the manner in which THR surgery is performed. The Company's image-directed, computer-controlled, robotic technology is intended to complement, rather than replace, surgeons in performing THA and other orthopaedic surgeries. Although there are companies which market technologically advanced surgical tools used by surgeons in performing orthopaedic surgeries, including passive robot systems that direct the surgeon in planning and performing surgical procedures (e.g., aiming and holding devices), the Company believes that the ROBODOC System is the most technologically advanced active robotic system that performs a key segment of THA surgery (i.e., milling a bone cavity) under the supervision of a surgeon.

     The Company believes the NeuroMate System is the only robotic system presently used for neurosurgery which provides superior accuracy and flexibility as compared to other techniques.

WARRANTY AND SERVICE

     The Company offers a full warranty, covering parts and labor, for the first year following the purchase of its products, which warranty coverage can be extended on an annual basis by purchasing a maintenance agreement at a price negotiated on a customer by customer basis.

     The Company trains its customers with its in-house technical staff and services its customers with a direct service staff located in Europe. As needed, technical support also is provided from the U.S. engineering organization.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and to maintain its competitive position.

     The Company has been issued four U.S. patents and has filed seven patent applications covering various aspects of its technology. In addition, IBM has agreed not to assert infringement claims against the Company with respect to an IBM patent relating to robotic medical technology, to the extent such technology is used in the Company's products. Furthermore, significant portions of the ORTHODOC and ROBODOC System software are protected by copyrights. IBM has granted the Company a royalty-free license for the underlying software code for the ROBODOC System. In addition, the Company has registered the marks ROBODOC and ORTHODOC.

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

     Following a pre-filing meeting with representatives of the FDA in early 1998, the Company stated that it intended to file its pre-market approval application to market the ROBODOC System with the FDA as part of the pre-submission review process (which process is intended to expedite the FDA's formal pre-market approval process). The Company has deferred the filing of its pre-market approval application with the FDA so that it may incorporate the DigiMatch Single Surgery System, and possibly other technical developments, as part of its pre-market approval application. The Company believes, based upon discussions with representatives of the FDA, that the incorporation of the DigiMatch Single Surgery System will enhance its prospects for obtaining FDA approval. There can be no assurance as to when or if the FDA will grant PMA approval to the ROBODOC System or that such approval, if obtained, will not include unfavorable limitations or restrictions.

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

     The introduction of the Company's products in foreign markets has subjected and will continue to subject the Company to foreign regulatory clearances which may impose additional substantive costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements.

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

EMPLOYEES

     As of March 5, 1999, the Company had 84 full time employees, including 44 in research and development, 7 in manufacturing, 8 in regulatory affairs and quality assurance, 14 in sales and marketing and 11 in administration. Except for the employees of IMMI, none of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's executive offices and principal production facilities, comprising a total of approximately 30,500 square feet of space, are located in Davis, California. The Company occupies the facilities in Davis pursuant to a lease that expires in September 2004. The lease provides for rent of $29,229 per month (plus real estate taxes and assessments, utilities and maintenance), through May 31, 1999, subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

     The Company leases its European facility under a non-cancelable operating lease. The lease is for a term of eight years and expires in 2006. The lease provides for rent of $7,197 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding and its property is not subject to such proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitations of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Common Stock and redeemable Common Stock Purchase Warrants ("Warrants") are traded on the Nasdaq SmallCap Market under the symbols "RDOC" and "RDOCW", respectively. The Company's Common Stock and Warrants also are listed on the Pacific Exchange under the symbols "ROB" and "ROBWS", respectively.* Since November 21, 1997, the Common Stock also has been traded on EASDAQ under the symbol "RDOC."

     Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter since January 1, 1997.

                                                        COMMON STOCK          WARRANTS
                                                          ("RDOC")            ("RDOCW")
                                                        ------------       --------------
QUARTER ENDED                                           HIGH    LOW        HIGH     LOW
-------------                                           ----    ----       ----     ----
March 31, 1997........................................  $6 1/4  $5         $1 1/2   $  5/8
June 30, 1997.........................................  $7 5/8  $5         $2 1/4   $  7/16
September 30, 1997....................................  $9 1/2  $6 1/2     $3 3/8   $1 1/2
December 31, 1997.....................................  $9      $3 7/8     $3 1/8   $1
March 31, 1998........................................  $5 7/8  $3 15/16   $1 13/16 $1 1/8
June 30, 1998.........................................  $7 5/16 $4 7/8     $2 3/4   $1 1/4
September 30, 1998....................................  $5      $3         $1 9/16  $  11/16
December 31, 1998.....................................  $4 9/16 $2 9/16    $1 1/4   $  7/16

     (b) As of March 17, 1999, there were 119 holders of record of the Common Stock and 10 holders of record of the Warrants. The Company believes that as of March 17, 1999 there were approximately 1,500 and 400 beneficial owners of Common Stock and Warrants, respectively.
---------------

* No trading activity has been reported by the Pacific Exchange.

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

RESULTS OF OPERATIONS

     Net Sales. Net Sales for the year ended December 31, 1998 increased by approximately $1,212,000 or 25% to $6,146,000 compared to $4,934,000 for year ended December 31, 1997. This increase in net sales is due to the increase in the sale of ROBODOC Systems. During 1998, nine systems were sold and two were leased compared to seven sold and one leased year during 1997.

     Cost of Sales. Cost of sales for 1998 was $3,413,000 or 56% of net sales as compared to $3,183,000 or 44% of net sales for the prior year. The higher cost as a percent of sales for 1998 is due primarily to discounts granted to several customers who placed orders for multiple systems.

     Selling, General and Administrative. Selling, general and administrative expenses for 1998 were $6,216,000 compared to $3,701,000 for 1997. Selling, general and administrative expenses increased by $2,515,000 as the Company staffed its European sales organization with additional sales, administrative, and training personnel. Additionally, sales expenses increased with the addition of a sales staff to begin the marketing of the ORTHODOC and NeuroMate in the United States. Finally, 1998 was the first full year in which the expenses associated with IMMI were reflected in the consolidated results of the Company. IMMI was acquired in September of 1997.

     Research and Development. Expenses for research and development during 1998 increased by 115% to $6,603,000 from $3,064,000 during 1997. During 1998, the Company elected to aggressively pursue the development of its DigiMatch Single Surgery System proprietary pinless registration technology. This technology eliminates the need for a preliminary surgical procedure to place pins in the patient's femur prior to the implant surgery and at the time a CT image is taken of the patient's bone. Historically this was done to effect an accurate correlation of the patient's CT image to the patient's femur in the THA surgical procedure. In addition, the Company determined that it was competitively appropriate to expend more resources on the development implant base, thus providing its customers with the largest offering of implants from which to select.

     During 1998, the Company amortized $839,000 of identified intangible assets acquired in the IMMI transaction in 1997. This charge was $559,000 higher than the amount recorded in 1997. Similarly, 1998 was the first full year in which research and development costs of were recorded in connection with IMMI.

     Stock Compensation. During 1998, amounts expensed for stock compensation decreased to $131,000 from $155,000 during 1997. Amounts decreased since there were fewer shares of options that vested in 1998. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to four years. As of December 31, 1998, there remains an additional $86,000 subject to being expensed in future years.

     Interest Income and Expense. For 1998, interest income amounted to $241,000 compared to $215,000 in 1997. The difference is the result of generally higher average cash balances during the year. During the 1998 year, the Company also made borrowings against a revolving line of credit, and had other interest expenses which, in total, generated interest expense in the amount of $124,000.

     Foreign Currency Gain (Loss). Gains incurred in connection with foreign currency transactions amounted to $129,158 in 1998 as a result of exchange rates that weakened the U.S. Dollar relative to European currencies. In 1997, transaction losses were approximately $147,000.

     Other Income and Expense. Other expense for 1998 amounted to $270,000 compared to other income of $32,000 for the same period in 1997. In June 1998 the Company and six other investors agreed to organize a Dutch company to be known as Marbella High Care B.V. for the purpose of capitalizing a Spanish company to be known as Marbella High Care S/A ("MBHC") to develop a surgical and rehabilitation center in Marbella, Spain. As of December 31, 1998, the Company owned 22% of the outstanding shares of MBHC and accounts for its investment under the equity method. The Company's investment in MBHC, including loans was approximately $563,000 in 1998. For the year ended December 31, 1998, the Company recorded $317,000 of expense relating to its investment and advances in MBHC for the period, which has been included in other income (expense).

     Preferred Stock Accretion. During 1998, the Company entered into a private placement agreement whereby the Company's Series A Preferred Stock was placed with two private investors. The terms of the preferred stock include a Beneficial Conversion Feature. The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series A Preferred Stock was sold, amounted to $616,000, which represents a discount to the value of the Series A Preferred Stock (the "Discount"). The Discount is being accreted using the straight-line method through March 9, 1999. Approximately $376,000 of the Discount was accreted in 1998.

     Net Loss. The net loss applicable to common stockholders for 1998 increased by 138% from $4,478,000 in 1997 to $10,644,000 in 1998. The increase in the loss is due primarily to lower gross margins, higher operating expenses, the write-off of the Company's pro-rata share of losses on its investment in MBHC, and amounts attributable to the preferred stock accretion in connection with the private placement in September of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $36.6 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company used cash from operating activities of approximately $4,438,000 and $8,846,000 in 1997 and 1998, respectively. Net cash used for operations in each of these periods resulted primarily from the net loss. Cash used for operations in 1997 reflected an increase in accounts receivable and inventories. Cash used for operations in 1998 reflected an increase in accounts receivable and inventories, partially offset by an increase in customer deposits. The Company is eligible to receive reimbursement for 49% of its qualified expenditures under the terms of a grant from the National Institute for Standards & Technology ("NST"). The Company received reimbursements from this program of approximately $317,000 and $514,000 for 1997 and 1998, respectively.

     The Company used cash in investing activities of approximately $924,000 and $4,259,000 in 1997 and 1998, respectively. The Company's investing activities have consisted primarily of expenditures for property and equipment that totaled approximately $377,000 and $1,746,000 in 1997 and 1998, respectively, investments in sales-type leases of approximately $453,000 in 1997 and payments of $119,000 in connection with the purchase of IMMI in 1997. In 1998, the Company also invested $2,024,000 in marketable securities and $563,000 in MBHC.

     Cash provided by financing activities from inception through 1998 is comprised principally of the net cash proceeds from the sale of a convertible note in the principal amount of $3,000,000, the sale of convertible preferred stock and warrants for $14,676,000, the sale of Common Stock and warrants for approximately $6,137,000 resulting from the Company's initial public offering in November 1996, approximately $8,440,000 from the Company's European offering of Common Stock in November 1997, and the sale of convertible preferred stock and warrants for $3,300,400 in September 1998. As part of the recapitalization of the Company in December 1995, the entire $3,000,000 principal amount of the convertible note, together with accrued interest thereon of approximately $1,224,000, was converted into a warrant to purchase Common Stock. A total of $11,734,000 and $2,942,000 of preferred stock and warrants to purchase preferred stock was converted into Common Stock and warrants to purchase Common Stock in December 1995 and November 1996, respectively. In 1998, the Company also established a $1.5 million revolving credit facility with a bank. At December 31, 1998, the outstanding amount of debt against the revolving line of credit was approximately $678,000.

     The Company expects to incur additional operating losses at least through 1999. These losses will be as a result of expenditures related to product development projects and the establishment of marketing, sales, service and training organizations. The timing and amounts of these expenditures will depend on many factors, some of which are beyond the Company's control. Such factors include the requirements for, and the time required to secure, FDA authorization to market the ROBODOC System, the progress of the Company's product development projects and market acceptance of the Company's products. Based on the Company's 1999 business plan the Company expects its current funding and cash flows from operations to be sufficient to finance its operations through 1999. It is likely, however, that the Company may require external financing in 1999 to accomplish its product development and marketing objectives and to prepare for entry into the Japanese market. Should the Company not be able to secure external financing in 1999, it will likely be required to scale back its product development objectives, thus increasing the time required to bring enhancements to the ROBODOC System's functionality to market.

YEAR 2000 COMPLIANCE

     The Company has a wide variety of computers and computer software used in the normal course of business. In predominant use throughout the Company are commercially available hardware and software products that are year 2000 compliant.

     The Company has potential exposure to the year 2000 computer bug in two areas. First, the Company's accounting and manufacturing system, which are not year 2000 compliant, could cause disruption of business, if it could not be upgraded or replaced by the end of 1999. Secondly, products are computer controlled, and might not function if affected by the year 2000 bug. Company products are not highly date sensitive, which minimizes the impact of any year 2000 issues identified.

     Potential exposure in other areas is minimal. Any year 2000 problems with the Company's network or software used for research and development and engineering could adversely affect research and development and engineering costs, but would not immediately affect the ability to continue operations. Such issues could also be resolved in short order with commercially available products. Many of our major product components have relatively long lead times. Temporary interruptions in our supplies caused by any year 2000 issues would not significantly impact our manufacturing schedule, or our ability to service customers. In general, the company has determined that there is a minimal exposure to year 2000 problems through third parties.

     The Company is in the process of selecting a solution for its accounting and manufacturing computer system. We plan to complete the replacement or upgrade by the beginning of the fourth quarter of 1999. The Company has completed initial investigations of its products and concluded that there is minimal risk of system failure due to the year 2000 problem. The Company will complete all testing by the end of April 1999.

     It is estimated that the Company will need to spend less than $100,000 to become year 2000 compliant. The majority of this cost relates to upgrading or replacing the Company's accounting and manufacturing system. Expenses include the testing conducted by the Quality Department, Engineering Department involvement in testing and de-bugging, and the Service Department upgrades to customer equipment if any such service is required.

     In the worst case scenarios, the Company believes that it would have minimal business interruption due to any foreseeable year 2000 problems. Management believes alternate vendors, and off the shelf solutions will be available to solve any of the Company's undetected problems. In addition, the Company is small enough to allow it to function with minimal operating procedures for short periods of time.

     Year 2000 project cost is based on management's best estimate and actual results could differ from those anticipated. If the Company or its vendors are unable to resolve the year 2000 issue in a timely manner, or if there are significant undetected year 2000 issues, such matters could have a material impact on the Company's results of operations. However, the Company believes the necessary modifications and replacement of computer systems will be completed in 1999 and, as a result, the year 2000 issue is not expected to pose significant operational or financial problems for the Company.

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

                                    ITEM III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTION AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.1     Form of Certificate of Incorporation of the Registrant, as
          amended.
  3.2     By-laws of the Registrant.*
  4.1     Form of warrant issued to the underwriters for the
          Registrant's initial public offering in November 1996.*
  4.2     Form of Warrant Agreement relating to the Registrant's
          Redeemable Common Stock Purchase Warrants.*
  4.3     Specimen Common Stock Certificate.*
  4.4     Specimen Warrant Certificate (included as Exhibit A to
          Exhibit 4.2 herein).*
  4.5     1998 Stock Option Plan.***
  4.6     Employee Stock Purchase Plan.***
  4.7     Common Stock Purchase Warrant issued by the Registrant to
          International Business Machines Corporation ("IBM"), dated
          February 6, 1991, as amended (included as Exhibit J to
          Exhibit 10.5 herein).*
  4.8     Stockholders' Agreement between the Founders of the
          Registrant and IBM, dated February 6, 1991, as amended.*
  4.9     Common Stock Purchase Warrant issued by the Registrant to
          IBM, dated December 21, 1995 (included as Exhibit I to
          Exhibit 10.5 herein).*
  4.10    Series D Preferred Stock Purchase Warrant issued by the
          Company to IBM, dated December 21, 1995 (included as Exhibit
          H to Exhibit 10.5 herein).*
  4.11    Warrant issued by the Registrant to Sutter Health, Sutter
          Health Venture Partners ("Sutter Health VP") and Keystone
          Financial Corporation ("Keystone"), dated December 21, 1995
          (included as Exhibits K, L and M, respectively, to Exhibit
          10.5 herein).*
  4.12    Registration Rights Agreement among the Registrant, IBM,
          John N. Kapoor Trust ("Kapoor"), EJ Financial Investments V,
          L.P. ("EJ Financial"), Keystone, Sutter Health and Sutter
          Health VP, dated as of December 21, 1995 (included as
          Exhibit G to Exhibit 10.5 herein).*

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.13    1995 Stock Option Plan, as amended.*
  4.14    Series D Preferred Stock Purchase Warrant issued by the
          Registrant to IBM, dated February 29, 1996 (together with
          the warrant referred to in Exhibit 4.10, the "Series D
          Warrants").*
  4.15    Form of Lock-up Agreement.*
  4.16    Letter Agreement between the Registrant and IBM dated
          October 29, 1997, amending the Series D Warrants and the
          Series D Preferred Stock and Warrant Purchase Agreement
          among the Registrant, IBM and EJ Financial, dated December
          21, 1995.**
  4.17    Form of warrant issued to CA IB Investmentbank
          Aktiengesellschaft and Value Management & Research GmbH.**
  4.18    Preferred Stock Purchase Agreement, as amended.****
  4.19    Certificate of Designations for Series A Convertible
          Preferred Stock.****
  4.20    Form of Warrant issued to purchasers of Series A Convertible
          Preferred Stock.****
  4.21    Form of Registration Rights Agreement for Series A
          Convertible Preferred Stock financing.****
 10.1     Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991.*
 10.2     License Agreement between the Registrant and IBM, dated
          February 4, 1991.*
 10.3     Series B Preferred Stock Purchase Agreement among the
          Registrant, Sutter Health and The John N. Kapoor Trust,
          dated as of April 10, 1992.*
 10.4     Series C Preferred Stock Purchase Agreement among the
          Registrant, Sutter Health and Keystone, dated as of November
          13, 1992, as amended December 13, 1995.*
 10.5     Series D Preferred Stock and Warrant Purchase Agreement
          among the Registrant, IBM and EJ Financial, dated December
          21, 1995.*
 10.6     Investors Agreement among the Registrant, IBM, Wendy
          Shelton-Paul Trust, William Bargar, Brent Mittelstadt, Peter
          Kazanzides, Kapoor, Sutter Health, Sutter Health VP and EJ
          Financial, dated as of December 21, 1995 (included as
          Exhibit F to Exhibit 10.5 herein).*
 10.7     Employment Agreement between the Registrant and Ramesh
          Trivedi, dated December 8, 1995.*
 10.8     License Agreement between the Registrant and IBM, dated
          February 4, 1991.*
 10.9     Agreement for the Purchase and Use of Sankyo Industrial
          Products between the Registrant and Sankyo Seiki (American)
          Inc. dated November 1, 1992.*
 10.10    Stock Purchase Agreement dated as of September 5, 1997
          between the Registrant and the holders of the outstanding
          capital stock of Innovative Medical Machines International,
          S.A.**
 10.11    Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding
          capital stock of Innovative Medical Machines International,
          S.A.**
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
 27.1     Financial Data Schedule.

---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 3339207), declared effective on November 20, 1996.

** Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-31481), declared effective on November 14, 1997.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

**** Incorporated by reference to the Company's Registration Statement on Form
     S-3 (Registration No. 333-66133), declared effective on January 14, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTEGRATED SURGICAL SYSTEMS, INC.

                                          By: /s/ RAMESH C. TRIVEDI
                                            ------------------------------------
                                            Ramesh C. Trivedi, President
                                            (Principal Executive Officer)

                                          By: /s/ MARK W. WINN
                                            ------------------------------------
                                            Mark W. Winn, Chief Financial
                                              Officer
                                            (Principal Financial and Accounting
                                              Officer)

Dated: March 25, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 25, 1999 in the capacities indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

/s/ RAMESH C. TRIVEDI                                    Chief Executive Officer, President and a
-----------------------------------------------------    Director (Principal Executive Officer)
Ramesh C. Trivedi

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

/s/ JAMES C. MCGRODDY                                    Director
-----------------------------------------------------
James C. McGroddy

/s/ JOHN N. KAPOOR                                       Director
-----------------------------------------------------
John N. Kapoor

/s/ PAUL A.H. PANKOW                                     Director
-----------------------------------------------------
Paul A.H. Pankow

                                                         Director
-----------------------------------------------------
Gerald D. Knudson

/s/ PATRICK G. HAYS                                      Director
-----------------------------------------------------
Patrick G. Hays

                       INTEGRATED SURGICAL SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheet at December 31, 1998.............  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1998................................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997 and 1998....................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1998................................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Sacramento, California
February 12, 1999

                       INTEGRATED SURGICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1998

                                  ASSETS
Current assets:
  Cash and cash equivalents.................................  $    223,581
  Short-term investments....................................     2,024,278
  Accounts receivable.......................................     1,905,138
  Inventory.................................................     3,005,658
  Other current assets......................................       464,421
                                                              ------------
Total current assets........................................     7,623,076
Net property and equipment..................................     1,350,839
Leased equipment, net.......................................       641,411
Long-term net investment in sales-type leases...............       262,334
Intangible assets, net......................................     3,014,978
Other assets................................................       272,532
                                                              ------------
                                                              $ 13,165,170
                                                              ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,475,754
  Value added taxes payable.................................       347,584
  Accrued payroll and related expenses......................       471,278
  Customer deposits.........................................       896,276
  Accrued product retrofit costs............................       135,348
  Current portion of bank loans.............................       897,021
  Other current liabilities.................................       732,594
                                                              ------------
Total current liabilities...................................     4,955,855
Bank loans, long term.......................................         7,505
Note payable................................................       143,200
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 1,000,000
     shares authorized, 3,520 shares issued and outstanding
     ($3,520,000 aggregate liquidation value)...............            35
  Common stock, $0.01 par value, 15,000,000 shares
     authorized; 5,650,400 shares issued and outstanding....        56,504
  Additional paid-in capital................................    42,343,287
  Deferred stock compensation...............................       (85,638)
  Preferred stock discount..................................      (239,736)
  Accumulated other comprehensive income....................       207,216
  Accumulated deficit.......................................   (34,223,058)
                                                              ------------
Total stockholders' equity..................................     8,058,610
                                                              ------------
                                                              $ 13,165,170
                                                              ============

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 1997            1998
                                                              -----------    ------------
Net sales...................................................  $ 4,933,824    $  6,146,434
Cost of sales...............................................    2,182,842       3,413,221
                                                              -----------    ------------
                                                                2,750,982       2,733,213
Operating expenses:
  Selling, general and administrative.......................    3,701,264       6,216,240
  Research and development..................................    3,063,925       6,602,550
  Stock compensation........................................      155,474         131,352
  In-process research and development acquired..............      331,668              --
                                                              -----------    ------------
                                                                7,252,331      12,950,142
Other income (expense):
  Interest income...........................................      214,913         240,959
  Interest expense..........................................      (26,495)       (124,095)
  Foreign currency gain (loss)..............................     (147,390)        129,158
  Other, net................................................       32,028        (269,737)
                                                              -----------    ------------
Loss before provision for income taxes......................   (4,428,293)    (10,240,644)
Provision for income taxes..................................       49,811          27,235
                                                              -----------    ------------
Net loss....................................................   (4,478,104)    (10,267,879)
Preferred stock accretion...................................           --        (376,264)
                                                              -----------    ------------
Net loss applicable to common stockholders..................  $(4,478,104)   $(10,644,143)
                                                              ===========    ============
Basic and diluted net loss per share........................  $     (1.20)   $      (1.91)
                                                              ===========    ============
Shares used in computing basic net loss per share...........    3,737,318       5,584,639
                                                              ===========    ============

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   CONVERTIBLE                                                                      ACCUMULATED
                                 PREFERRED STOCK      COMMON STOCK       ADDITIONAL      DEFERRED     PREFERRED        OTHER
                                 ---------------   -------------------     PAID-IN        STOCK         STOCK      COMPREHENSIVE
                                 SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL     COMPENSATION    DISCOUNT       INCOME
                                 ------   ------   ---------   -------   -----------   ------------   ----------   -------------
Balance at December 31, 1996...     --     $--     3,361,161   $33,611   $25,807,264    $(426,417)    $       --     $  8,657
  Exercise of stock options....     --      --        18,374       184        18,416           --             --           --
  Issuance of stock options to
    consultant.................     --      --            --        --        23,270           --             --           --
  Issuance of warrants to
    consultant.................     --      --            --        --        65,625           --             --           --
  Acquisition of IMMI..........     --      --       619,355     6,194     3,883,356           --             --           --
  Issuance of common stock to
    consultant.................     --      --         4,500        45        28,215           --             --           --
  Sale of common stock, net of
    offering expenses..........     --      --     1,500,000    15,000     8,425,103           --             --           --
  Stock compensation expense...     --      --            --        --       (31,413)     186,887             --           --
  Comprehensive loss:
    Net loss...................     --      --            --        --            --           --             --           --
    Foreign currency
      translation
      adjustments..............     --      --            --        --            --           --             --       17,615
  Comprehensive loss...........     --      --            --        --            --           --             --           --
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1997...     --      --     5,503,390    55,034    38,219,836     (239,530)            --       26,272
  Exercise of stock options....     --      --       142,010     1,420        14,313           --             --           --
  Issuance of stock options to
    consultant.................     --      --            --        --       208,386           --             --           --
  Sale of common stock
    warrants...................     --      --            --        --         6,930           --             --           --
  Sale of convertible preferred
    stock and warrants, net of
    offering expenses..........  3,520      35         5,000        50     3,300,362           --             --           --
  Stock compensation expense...     --      --            --        --       (22,540)     153,892             --           --
  Preferred stock discount.....     --      --            --        --       616,000           --       (616,000)          --
  Preferred stock accretion....     --      --            --        --            --           --        376,264
  Comprehensive loss:
    Net loss...................     --      --            --        --            --           --             --           --
    Unrealized gains of
      securities...............     --      --            --        --            --           --             --       50,626
    Foreign currency
      translation
      adjustments..............     --      --            --        --            --           --             --      130,318
  Comprehensive loss...........     --      --            --        --            --           --             --           --
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1998...  3,520     $35     5,650,400   $56,504   $42,343,287    $ (85,638)    $ (239,736)    $207,216
                                 ===============================================================================================


                                                   TOTAL
                                 ACCUMULATED    STOCKHOLDERS
                                   DEFICIT         EQUITY
                                 ------------   ------------
Balance at December 31, 1996...  $(19,100,811)  $  6,322,304
  Exercise of stock options....            --         18,600
  Issuance of stock options to
    consultant.................            --         23,270
  Issuance of warrants to
    consultant.................            --         65,625
  Acquisition of IMMI..........            --      3,889,550
  Issuance of common stock to
    consultant.................            --         28,260
  Sale of common stock, net of
    offering expenses..........            --      8,440,103
  Stock compensation expense...            --        155,474
  Comprehensive loss:
    Net loss...................    (4,478,104)    (4,478,104)
    Foreign currency
      translation
      adjustments..............            --         17,615
                                                ------------
  Comprehensive loss...........            --     (4,460,489)
                                                ------------
Balance at December 31, 1997...   (23,578,915)    14,482,697
  Exercise of stock options....            --         15,733
  Issuance of stock options to
    consultant.................            --        208,386
  Sale of common stock
    warrants...................            --          6,930
  Sale of convertible preferred
    stock and warrants, net of
    offering expenses..........            --      3,300,447
  Stock compensation expense...            --        131,352
  Preferred stock discount.....            --             --
  Preferred stock accretion....      (376,264)            --
  Comprehensive loss:
    Net loss...................   (10,267,879)   (10,267,879)
    Unrealized gains of
      securities...............            --         50,626
    Foreign currency
      translation
      adjustments..............            --        130,318
                                                ------------
  Comprehensive loss...........            --    (10,086,935)
                                                ------------
Balance at December 31, 1998...  $(34,223,058)  $  8,058,610

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 1997            1998
                                                              -----------    ------------
Cash flows from operating activities:
Net loss....................................................  $(4,478,104)   $(10,267,879)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      228,788         579,666
  In-process research and development acquired..............      331,678              --
  Amortization of intangible assets.........................      279,680         839,040
  Stock compensation........................................      155,474         131,352
  Issuance of stock options to consultant...................       23,270         208,386
  Unrealized gain on short-term investments.................           --          50,626
  Equity in net loss of Marbella High Care B.V. ............           --         317,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (809,338)       (478,596)
    Inventory...............................................     (894,739)     (1,110,320)
    Other current assets....................................     (155,998)          9,188
    Accounts payable........................................      532,121          65,539
    Value added taxes payable...............................      160,809         (91,098)
    Accrued payroll and related expenses....................      126,997          54,655
    Customer deposits.......................................       13,672         757,604
    Other current liabilities...............................       46,592         262,217
    Note payable............................................          778            (203)
                                                              -----------    ------------
Net cash used in operating activities.......................   (4,438,320)     (8,672,823)
Cash flows from investing activities:
  Purchase of short-term investments........................           --      (2,024,278)
  Investment in Marbella High Care B.V. ....................           --        (563,273)
  Investment in sales-type lease............................     (453,250)             --
  Principal payments received on sales-type lease...........       19,967          88,425
  Purchases of property and equipment.......................     (376,573)     (1,746,127)
  Payments in connection with purchase of subsidiary, net of
    cash acquired...........................................     (118,880)             --
  Decrease (increase) in other assets.......................        4,446         (12,868)
                                                              -----------    ------------
Net cash used in investing activities.......................     (924,290)     (4,258,121)
Cash flows from financing activities:
  Proceeds from bank loans..................................       71,422         678,447
  Payments on bank loans....................................      (94,421)        (69,138)
  Proceeds from sale of preferred stock and warrants........           --       3,300,447
  Net proceeds from sale of common stock and warrants.......    8,440,103           6,930
  Proceeds from exercise of stock options...................       18,600          15,733
                                                              -----------    ------------
Net cash provided by financing activities...................    8,435,704       3,932,419
Effect of exchange rate changes on cash and cash
  equivalents...............................................       17,615         130,318
                                                              -----------    ------------
Net increase (decrease) in cash and cash equivalents........    3,090,709      (8,868,207)
Cash and cash equivalents at beginning of year..............    6,001,079       9,091,788
                                                              -----------    ------------
Cash and cash equivalents at end of year....................  $ 9,091,788    $    223,581
                                                              ===========    ============
Supplemental disclosure of cash flow information:
Cash paid for interest......................................  $    25,392    $    118,925

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1.  DESCRIPTION OF BUSINESS

     Integrated Surgical Systems, Inc. (the "Company") was incorporated on October 1, 1990 in Delaware. The Company develops, manufactures, markets and services computer-controlled, image-directed robotic products for surgical applications. The Company's principal product is the ROBODOC(R) Surgical Assistant System (ROBODOC(R)), which is designed for orthopedic applications. ROBODOC(R) is currently marketed in Europe.

     On September 5, 1997, the Company acquired all of Innovative Medical Machines International, S.A.'s ("IMMI") issued and outstanding capital stock, stock warrants and convertible debt in a transaction accounted for as a purchase (Note 3). IMMI develops, manufactures and markets image guided robotic devices for surgical applications. Its principal product is the NeuroMate(R), a computer controlled surgical robot supporting neurosurgical procedures.

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

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of IMMI and Integrated Surgical Systems BV are measured using their respective local currencies. The subsidiary balance sheet accounts are translated at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. Translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gain (loss) was ($147,390) and $129,158 during the years ended December 31, 1997 and December 31, 1998, respectively.

REVENUE RECOGNITION

     Revenues from sales without significant Company obligations beyond delivery are recognized upon delivery of the products. Revenues pursuant to agreements which include significant Company obligations beyond delivery are deferred until the Company's remaining obligations are insignificant. Revenues are recognized net of any deferrals for estimated future liabilities under contractual product warranty provisions. Estimated future product retrofit costs for ROBODOC(R) sold for clinical trials have been accrued in the accompanying financial statements. Future retrofit costs are those expected to be required to update ROBODOC(R) to the equivalent level of performance expected to be approved by the Food and Drug Administration ("FDA").

RESEARCH AND DEVELOPMENT

     Software development costs incurred subsequent to the determination of the product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial position or results of operations, and have been charged to research and development expense in the

                       INTEGRATED SURGICAL SYSTEMS, INC.

accompanying consolidated statements of operations. Grants received from third parties for research and development activities are recorded as reductions of expense over the term of the agreement as the related activities are conducted. Research and development costs are expensed as incurred.

CONCENTRATION OF CREDIT RISK

     The Company sells its products to companies in the healthcare industry and performs periodic credit evaluations of its customers and generally does not require collateral. The Company believes that adequate provision for uncollectible accounts receivable has been made in the accompanying financial statements. The Company maintains substantially all of its cash at four financial institutions.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company invests its excess cash in various investment grade, interest-bearing securities. As of December 31, 1998, cash equivalents and short-term investments consisted of money market mutual funds, U.S. Treasury Strips and a certificate of deposit. The Company has not experienced any losses on such investments.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1998, the Company's entire portfolio of investments is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity.

     The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is included in interest income. Realized gains and losses were not material in any year presented. The cost of securities sold is based on the specific identification method.

     For purposes of reporting cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying values of the bank loans approximate their fair values as of December 31, 1998, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

                       INTEGRATED SURGICAL SYSTEMS, INC.

INTANGIBLE ASSETS

     The Company continually evaluates the value and future benefits of its intangible assets. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amounts of intangible assets resulting from these evaluations as of December 31, 1998.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

NET INVESTMENT IN SALES-TYPE LEASES

     The net investment in sales-type leases consists of the following at December 31, 1998:

Total minimum lease payments receivable.....................  $388,904
Less unearned interest......................................   (38,828)
                                                              --------
Net investment in sales type leases.........................   350,076
Less current portion........................................   (87,742)
                                                              --------
Long-term net investment in sales-type leases...............  $262,334
                                                              ========

     The following represents future minimum lease payments to be received by the Company under its net investment in sales-type leases as of December 31, 1998:

1999......................................................  $106,667
2000......................................................   106,667
2001......................................................   106,667
2002......................................................    68,903
                                                            --------
                                                            $388,904
                                                            ========

OPERATING LEASES

     The Company leases certain of its ROBODOC systems to customers under cancelable operating leases. The typical lease period is 5 years and certain of the leases contain purchase options. The cost of equipment under operating leases as of December 31, 1998 was $733,781 and the related accumulated amortization thereon was $92,370.

INVENTORY

     Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the ROBODOC(R) and NeuroMate(TM) Systems. Inventory consists of the following at December 31, 1998:

Raw materials...............................................    $1,057,141
Work-in process.............................................       763,624
Finished goods..............................................     1,184,893
                                                                ----------
                                                                $3,005,658
                                                                ==========

                       INTEGRATED SURGICAL SYSTEMS, INC.

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

NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented on the basis set forth in Statement 128 (Note 10).

SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     The Company recognized approximately 86% of its revenues from seven customers, each representing at least 10% of the Company's total revenue, during the year ended December 31, 1997 and 64% of its revenue from five customers each representing at least 10% of the Company's total revenue, during the year ended December 31, 1998. Foreign sales were approximately $4,919,000 and $6,005,000 for the years ended December 31, 1997 and December 31, 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     In June 1998, the Financial Accounting Standards Board issued Statement 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

RECLASSIFICATIONS

     Certain amounts reported in prior years financial statements have been reclassified to conform with the 1998 presentation.

                       INTEGRATED SURGICAL SYSTEMS, INC.

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

     The purchase price consists of the following:

619,355 shares of ISS common stock..........................    $3,889,549
Liabilities assumed.........................................       883,044
Acquisition costs...........................................       266,085
                                                                ----------
                                                                $5,038,678
                                                                ==========

     The Company retained independent valuation professionals to assist in the values to be assigned to the individual assets acquired including the intangibles and in-process research and development. A summary of the allocation of purchase price is as follows:

Tangible assets acquired....................................    $  573,302
Identified intangible assets................................     4,133,698
In-process research and development.........................       331,678
                                                                ----------
                                                                $5,038,678
                                                                ==========

     Intangible assets consist primarily of developed technology relating to the NeuroMate(R). Accumulated amortization on intangible assets was $1,118,720 as of December 31, 1998. In the opinion of ISS and IMMI management, the developed technology was completed and had alternative future uses. The estimated useful lives are expected to range from 3 to 5 years. ISS management did not believe that technological feasibility of the acquired in-process research and development had been established. Further, ISS management believed the acquired in-process research and development has no alternative future uses. Therefore, the amount allocated to in-process research and development was required to be immediately expensed under generally accepted accounting principles.

     The following represents unaudited proforma statement of operations information as if the acquisition of IMMI occurred on January 1, 1997.

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1997
                                                          ------------
                                                          (UNAUDITED)
Revenue...............................................    $ 5,554,000
                                                          ===========
Net loss..............................................    $(5,394,000)
                                                          ===========
Basic net loss per share..............................    $     (1.24)
                                                          ===========

     The above proforma information is presented for illustrative purposes only and may not be indicative of the results that would have been obtained had the transaction actually occurred on January 1, 1997, nor is it necessarily indicative of future combined results of operations.

                       INTEGRATED SURGICAL SYSTEMS, INC.

4.  SHORT-TERM INVESTMENTS

     Marketable debt securities are classified as available for sale and consist of 1,849,000 shares of U.S. Treasury Strips. The shares have an original cost of $1,767,773 on August 11, 1998 and a fair market value of $1,818,399 at December 31, 1998. The shares mature on May 15, 1999. The shares noted above have been pledged as collateral for the line of credit with a bank (Note 7). The net unrealized holding gain as of December 31, 1998 of $50,626 has been included as a separate component of stockholders' equity.

     Additionally, the Company purchased a 1-year certificate of deposit in June 1998 having an original cost of $200,000 and a fair market value of $205,879 on December 31, 1998. The certificate of deposit is collateral under a letter of credit to the benefit of the lessor of the Company's U.S. facility. The letter of credit expires on June 30, 1999.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1998:

ROBODOC and NeuroMate System equipment......................  $ 1,039,261
Other equipment.............................................    1,677,695
Furniture and fixtures......................................      291,798
Leasehold improvements......................................       49,448
                                                              -----------
                                                                3,058,202
Less accumulated depreciation...............................   (1,707,363)
                                                              -----------
                                                              $ 1,350,839
                                                              ===========

6.  INVESTMENT IN MARBELLA HIGH CARE B.V.

     Other assets consist primarily of the Company's investment in and advances to Marbella High Care B.V. ("MBHC"). As of December 31, 1998, the Company owned 22% of the outstanding shares of MBHC and accounts for its investment under the equity method. The Company's gross investment in MBHC, including loans, was approximately $563,000 in 1998. For the year ended December 31, 1998, the Company recorded $317,000 of expense relating to its investment and advances in MBHC for the period, which has been included in other income (expense).

7.  BANK LOANS AND NOTE PAYABLE

     Bank loans consist of the following at December 31, 1998:

Revolving line of credit established in June 1998 with an
  available amount of $1.5 million at December 31, 1998,
  with interest accruing at prime plus .75% per annum
  (aggregating 8.5% as of December 31, 1998) and expiring on
  June 15, 1999.............................................  $678,447
Revolving line of credit established in July 1996 for five
  years with an available amount of $196,900 at December 31,
  1998, with interest accruing at 7.15% per annum. The
  amount available decreases quarterly by 5% of the original
  amount beginning October 1996.............................   196,900
Bank term loan with monthly principal and interest payments
  of approximately $1,762 over three years from May 1997,
  with interest accruing at 5.75% per annum.................    29,179
                                                              --------
                                                               904,526
Less current portion........................................   897,021
                                                              --------
Long-term bank loans........................................  $  7,505
                                                              ========

                       INTEGRATED SURGICAL SYSTEMS, INC.

     The $1.5 million revolving line of credit is secured by a security interest in the Company's marketable securities with a carrying value of $1,818,399 at December 31, 1998. The Company is required to maintain sufficient collateral equal to or greater than the credit limit, plus $100,000.

     The bank term loan is secured by substantially all of IMMI's tangible assets (with a net book value of approximately $1,804,000 at December 31, 1998) and is guaranteed by the Company.

     The Company received an interest free loan with a balance of $143,200 at December 31, 1998 from a grant organization for the development of a new system. In the case of failure of the project, the grant organization may decide to forgive all or part of the repayments. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. According to the contract, any such payments would be considered to be an advance repayment of the loan. The Company has not made any sales of this type through December 31, 1998.

8.  STOCKHOLDERS' EQUITY

COMMON STOCK

     As of December 31, 1998 the Company has reserved a total of 8,333,782 shares of common stock pursuant to Series A Convertible Preferred Stock, warrants and options outstanding and reserved for future issuance.

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

CONVERTIBLE PREFERRED STOCK

     As part of a Stock Purchase Agreement in December 1995 the Company sold a warrant for $1,333,333 to purchase 1,386,390 shares of Series D Preferred Stock at $0.01 per share, and in February 1996 sold a warrant for $666,667 to purchase 693,194 shares of Series D Preferred Stock at $0.01 per share. On October 29, 1997,

                       INTEGRATED SURGICAL SYSTEMS, INC.

the Company and IBM executed an amendment to the Stock Purchase Agreement pursuant to which the Company and IBM agreed that these combined warrants to purchase 2,079,584 shares of Series D Preferred Stock would be exercisable only for 2,079,584 shares of Common Stock at $0.01 per share. The warrants expire on December 31, 2005 and have not been exercised as of December 31, 1998. Also on October 29, 1997, the Company delivered to CA IB Investmentbank AG ("CA IB") an agreement not to issue any shares of Common Stock, or any warrants, options or other rights to subscribe for or purchase shares of Series D Preferred Stock, or any other securities convertible into or exercisable or exchangeable for, Series D Preferred Stock, without the consent of CA IB. In addition, the Company's management caused the Board of Directors to present a resolution at the annual meeting of the Company's stockholders to amend the Company's Restated Certificate of Incorporation to eliminate the Series D Preferred Stock therefrom. On April 28, 1998 elimination of Series D Preferred Stock was adopted by the Company's stockholders.

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

     In September 1998, the Company received net proceeds of $3,300,447 from the sale of 3,520 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase 44,000 shares of common stock ("Common Stock").

     The Series A Preferred Stock is convertible into shares of Common Stock, at the option of the holder, commencing December 9, 1998, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series A Preferred Stock) and the number of shares of Series A Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $4.96 (the "Conversion Price"). As of December 31, 1998, the number of common shares issuable upon conversion was 1,731,262.

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

     The value assigned to the beneficial conversion feature, as associated with the Market Price as determined using the quoted market price of the Company's common stock on the date the Series A Preferred Stock was sold, amounted to $616,000, which represents a discount to the value of the Series A Preferred Stock (the "Discount"). The Discount is being accreted using the straight-line method through March 9, 1999. Approximately $376,000 of the Discount was accreted in 1998.

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

                       INTEGRATED SURGICAL SYSTEMS, INC.

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

     In September 1998, the Company issued 5,000 shares of Common Stock (with an aggregate estimated fair value of $20,625) to Trinity Capital Advisors, Inc. for services performed in connection with the Series A Preferred Stock offering.

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

     The Company established a stock option plan in 1991 (the "1991 Plan") and on December 13, 1995, it established a new stock option plan (the "1995 Plan"). The Company adopted a third plan on April 28, 1998 (the "1998 Plan"). Certain employees of the Company surrendered their options under the 1991 Plan in return for new and additional options granted under the 1995 Plan. During the year ended December 31, 1998, the Company reduced the exercise prices of certain outstanding stock options with exercise prices ranging from $4.31 to $8.63 (377,752 options) to $3.00 per share which was the fair market value of common stock as determined by the Company's Board of Directors on the date of repricing. Officers, employees, directors and consultants to the Company may participate in the Plans. Options granted under the Plans may be incentive stock options or non-statutory stock options. 2,099,070 shares of the Company's common stock have been reserved for issuance under the Plans. Options granted generally have a term of ten years from the date of the grant. The exercise price of incentive stock options granted under the Plans may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of non-statutory stock options granted under the Plans may not be less than 85% of the fair market value of the Company's common stock on the date of the grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of Company stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the Plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rates of 6.0% and 5.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.55 and 0.77; and an expected life of the option of 4 years.

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

                                                      1997            1998
                                                   -----------    ------------
Pro forma net loss...............................  $(4,624,429)   $(10,997,076)
Pro forma basic net loss per share...............  $     (1.24)   $      (1.97)

     Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     The following summarizes activity under the Plans for the years ended December 31, 1997 and 1998:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Outstanding at December 31, 1996 (at $0.07 to $7.84
  per share)........................................    947,184        $0.42
  Granted (at $5.00 to $8.88 per share).............    354,334         6.60
  Canceled (at $.07 to $8.25 per share).............    (79,771)        4.38
  Exercised (at $.07 to $3.33 per share)............    (18,374)        1.01
                                                      ---------
Outstanding at December 31, 1997 (at $0.07 to $8.88
  per share)........................................  1,203,373         1.97
  Granted (at $2.84 to $6.06 per share).............    724,252         3.23
  Canceled (at $.07 to $8.88 per share).............   (456,356)        5.33
  Exercised (at $.07 to $2.07 per share)............   (142,010)        0.11
                                                      ---------
Outstanding at December 31, 1998 (at $0.07 to $8.88
  per share)........................................  1,329,259        $1.93
                                                      =========

     All options granted in 1997 and 1998 were granted with option prices equal to the fair market value of the Company's stock on the grant date. The weighted average exercise price of options granted in 1997 was $6.60 and the weighted average grant date fair value of these options was $3.16.

     The weighted average exercise price of options granted in 1998 with option prices equal to the fair market value of the Company's stock on the grant date was $3.23 and the weighted average grant date fair value of these options was $1.47.

                       INTEGRATED SURGICAL SYSTEMS, INC.

     The following summarizes information related to options outstanding and options exercisable at December 31, 1998:

                                                    WEIGHTED AVERAGE
                                      WEIGHTED         REMAINING                        WEIGHTED
     EXERCISE          OPTIONS        AVERAGE       CONTRACTUAL LIFE     OPTIONS        AVERAGE
      PRICE          OUTSTANDING   EXERCISE PRICE      (IN YEARS)      EXERCISABLE   EXERCISE PRICE
------------------   -----------   --------------   ----------------   -----------   --------------
      $0.07             696,348        $0.07              7.1            598,475         $0.07
      $2.07               6,760        $2.07              7.5              4,084         $2.07
$2.84    -   $3.00      374,502        $3.00              9.7             28,477         $3.00
$3.13    -   $3.94       50,750        $3.67              9.7                 --            --
$4.00    -   $4.88       40,500        $4.71              9.4                 --            --
$5.00    -   $6.13      106,399        $5.35              8.1             50,220         $5.29
$7.00    -   $8.88       54,000        $7.98              8.8             17,024         $7.98
                      ---------        -----              ---            -------         -----
                      1,329,259        $1.93              8.2            698,280         $0.77
                      =========        =====              ===            =======         =====

     Of the options outstanding at December 31, 1998, options to purchase 698,280 shares of common stock were immediately exercisable at a weighted-average exercise price of $0.77 per share. A total of 197 shares were still available for grant under the 1995 Plan at December 31, 1998. A total of 421,248 shares were still available for grant under the 1998 Plan at December 31, 1998.

     During the year ended December 31, 1996, the Company recorded deferred stock compensation of $783,666 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock, as determined by an independent valuation analysis, on the date of grant. The deferred stock compensation is being amortized into expense over the vesting period of the stock options which generally range from 3 to 5 years. Deferred compensation relating to stock options which vested immediately was expensed on the date of grant. The Company recorded a reduction of $31,413 and $22,540 in deferred stock compensation relating to canceled options in 1997 and 1998, respectively. Compensation expense of $155,474 and $131,352 was recorded during the years ended December 31, 1997 and 1998, respectively, relating to these options. The remaining $85,638 will be amortized into expense in future periods.

9.  INCOME TAXES

     The income tax provisions for the years ended December 31, 1997 and 1998 are comprised of currently payable state franchise taxes and currently payable foreign income taxes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

     Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 1997 and 1998 are as follows:

                                                               1997           1998
                                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryover............................  $ 4,677,000    $ 5,842,000
  Research and development................................      223,000        285,000
  Accrued product retrofit costs..........................       21,000         54,000
  Inventory...............................................       93,000        330,000
  Depreciation............................................      126,000        109,000
  Stock compensation......................................      220,000        256,000
  Loss on investment......................................           --        230,000
  Deferred income.........................................           --        358,000
  Other...................................................      158,000        248,000
                                                            -----------    -----------
                                                              5,518,000      7,712,000
Less: Valuation allowance.................................   (5,518,000)    (7,712,000)
                                                            -----------    -----------
Net deferred taxes........................................  $        --    $        --
                                                            ===========    ===========

     The Company expects the carryforward amounts will not be utilized prior to the expiration of the carryforward periods.

     The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1997           1998
                                                            -----------    -----------
Federal benefit expected at statutory rates...............  $(1,506,000)   $(3,481,777)
Net operating loss with no current benefit................    1,506,000      3,481,777
Other taxes...............................................           --         14,000
Foreign income taxes......................................       49,811         13,235
                                                            -----------    -----------
                                                            $    49,811    $    27,235
                                                            ===========    ===========

     As a result of stock sales a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through December 21, 1995 (approximately $14,300,000 and $2,600,000, respectively) will be subject to a total annual limitation in the amount of approximately $400,000.

     The Company has at December 31, 1998 a net operating loss carryover of approximately $16,200,000 for federal income tax purposes which expires between 2005 and 2013, a net operating loss carryforward of approximately $5,700,000 for state income tax purposes which expires through 2003, and a net operating loss carryforward of approximately $1,500,000 for foreign income tax purposes. The Company has at December 31, 1998 research and development credit carryovers of approximately $294,000 and $448,000 for federal and state income tax purposes, respectively.

     The Company paid $914 and $800 for income and franchise taxes during the years ended December 31, 1997 and 1998, respectively.

                       INTEGRATED SURGICAL SYSTEMS, INC.

10.  NET LOSS PER SHARE INFORMATION

     As of December 31, 1998, outstanding options to purchase 1,329,259 shares of common stock (with exercise prices ranging from $0.07 to $8.88), outstanding warrants to purchase 4,551,816 shares of common stock (with exercise prices from $0.07 to $8.26) and 1,731,262 shares of common stock issuable upon conversion of Series A Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

11.  COMMITMENTS

     The Company leases its U.S. facility under a non-cancelable operating lease. The lease is for a term of seven years and expires on June 2, 2005. The lease provides for rent of $29,229 per month during the first year of the lease (plus real estate taxes and assessments, utilities and maintenance), subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

     The Company leases its European facility under a non-cancelable operating lease. The lease is for a term of eight years and expires on 2006. The lease provides for rent of $7,197 per month.

     Future payments under non-cancelable facility operating leases are approximately as follows:

1999...................................................    $  422,000
2000...................................................       440,000
2001...................................................       450,000
2002...................................................       457,000
2003...................................................       465,000
Thereafter.............................................       424,000
                                                           ----------
                                                           $2,658,000
                                                           ==========

     Aggregate rental expense under these leases amounted to $135,000 and $309,000 during the years ended December 31, 1997 and 1998, respectively.

     Future minimum payments under non-cancelable equipment operating leases are approximately as follows:

1999.....................................................    $48,000
2000.....................................................     33,000
2001.....................................................      4,000
2002.....................................................         --
                                                             -------
                                                             $85,000
                                                             =======

     Rental expense for these non-cancelable equipment operating leases during the years ended December 31, 1997 and 1998 was approximately $17,000 and $41,000, respectively.

12.  CONTINGENCIES

     The Company has from time to time been notified of various claims incidental to its business that are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, the Company believes that the final outcome of all such matters will not have a materially adverse effect on its consolidated financial position, results of operations or cash flows.

                       INTEGRATED SURGICAL SYSTEMS, INC.

13.  NIST GRANT

     During 1994, the Company received notification it was awarded a $1,960,000 National Institute of Science and Technology ("NIST") grant from the U.S. Department of Commerce ("USDC"). The grant is shared by the Company and two strategic partners to fund approximately 49% of a $4 million joint development project to adapt the ROBODOC System for use in hip revision surgery. The development project and related NIST Grant began in 1995. The Company received approximately $317,000 and $514,000 in proceeds under this grant during the years ended December 31, 1997, and 1998, respectively.

14.  ANVAR GRANT

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

15.  EMPLOYEE STOCK PURCHASE PLAN

     Shareholders approved and the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan") at the annual Shareholders meeting held April 28, 1998. The Purchase Plan provides all eligible employees an opportunity to acquire a proprietary interest in the Company on a payroll deduction or other compensation basis at a 15% discount. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Purchase Plan covers an aggregate of 300,000 shares of the Company's Common Stock. As of December 31, 1998, no offerings have been made to employees.