Form 10QSB
period 1999-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1999-05-17
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999.

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

         Common Stock $.01 Par Value - 5,959,311 shares as of May 1, 1999.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 1999

         Consolidated Statements of Operations - Three months ended
         March 31, 1999 and 1998

         Consolidated Statements of Cash Flows - Three months ended
         March 31, 1999 and 1998

         Notes to Consolidated Financial Statements - March 31, 1999

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                        March 31, 1999
Current Assets:                                                 (unaudited)
                                                              --------------
     Cash and cash equivalents ............................     $    856,231
     Short-term investments................................        2,041,361
     Accounts receivable ..................................        1,699,846
     Inventory ............................................        3,712,700
     Other current assets .................................          447,647
                                                              --------------
Total current assets ......................................        8,757,785

Property and equipment, net ...............................        1,243,197
Leased equipment, net .....................................          733,261
Long-term net investment in sales type leases .............          628,607
Intangible assets, net ....................................        2,805,218
Other assets ..............................................          272,423
                                                              --------------
Total assets                                                    $ 14,440,491
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .....................................     $  3,071,510
     Value-added taxes payable ............................          522,336
     Accrued payroll and related expenses .................          530,331
     Customer deposits ....................................        1,338,284
     Accrued product retrofit costs .......................          135,348
     Current portion of bank loans ........................        1,608,043
     Other current liabilities ............................          689,233
                                                              --------------
Total current liabilities .................................        7,895,085

Bank loans, long-term .....................................            1,740
Note payable ..............................................          131,840

Commitments and contingencies

Stockholders' equity:

     Convertible preferred stock, $0.01 par value
      1,000,000 shares authorized; 4,180 shares issued
      and outstanding ....................................               42
      ($4,180,000 aggregate liquidation value)
     Common stock, $0.01 par value, 15,000,000 shares
      authorized; 5,822,116 shares issued and outstanding .           58,271
     Additional paid-in capital ...........................       42,686,904
     Deferred stock compensation ..........................          (70,353)
     Accumulated other comprehensive loss .................         (110,229)
     Accumulated deficit ..................................      (36,152,809)
                                                              --------------
Total stockholder's equity ................................        6,411,826
                                                              --------------
                                                                $ 14,440,491
                                                              ==============


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                               ------------------------
                                                   1999        1998
                                               -----------   ----------
Net Sales ...................................  $ 2,286,723   $ 1,383,360
Cost of Sales ...............................    1,105,379       622,773
                                               -----------   -----------
                                                 1,181,344       760,587
Operating expenses:
   Selling, general and administrative ......    1,576,615     1,377,641
   Research and development .................    1,629,706     1,490,284
   Stock compensation .......................       15,285        18,000
                                               -----------   -----------
                                                 3,221,606     2,885,925
Other income (expense):
   Interest income ..........................       37,128       100,108
   Other ....................................     (288,187)      (10,320)
                                               -----------   -----------

Loss before provision for income taxes ......   (2,291,321)   (2,035,550)
Provision for income taxes ..................       14,694         9,051
                                               -----------   -----------
Net loss ....................................   (2,306,015)   (2,044,601)

Preferred stock accretion ...................     (244,638)       --
                                               -----------   -----------
Net loss applicable to common stockholders...  $(2,550,653)  $(2,044,601)
                                               ===========   ===========

Basic net loss per common share .............      $ (0.45)      $ (0.37)

Shares used in computing basic net loss
  per-share .................................    5,675,744     5,526,642

See notes to consolidated financial statements
n                      INTEGRATED SURGICAL SYSTEMS, INC.
                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                   1999                    1998
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................................      $    (2,306,015)      $    (2,044,601)

Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation .................................................              231,347                75,461
        Amortization of intangible assets ............................              209,760               209,760
        Unrealized gain on securities ................................               14,683                   -
        Stock compensation ...........................................               15,285                18,000
        Issuance of stock options to consultants .....................               30,905                11,010
        Changes in operating assets and liabilities...................
             Accounts Receivable .....................................              205,292               (71,163)
             Inventory ...............................................             (707,042)             (697,719)
             Other current assets ....................................               16,774              (149,093)
             Accounts payable ........................................            1,595,756               332,644
             Value added taxes payable ...............................              174,752                84,297
             Accrued payroll and related expenses ....................               59,053               (23,753)
             Customer deposits .......................................              442,008               339,896
             Payable to subcontractors ...............................                 -                  (38,656)
             Other current liabilities ...............................              (43,361)               49,086
             Note Payable ............................................              (11,360)               (4,058)
                                                                            ----------------      ----------------
Net cash used in operating activities ................................              (72,163)           (1,908,889)
                                                                            ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in marketable securities...................................              (17,083)                 -
Net investments in sales type leases..................................             (366,273)               27,092
Purchases of property and equipment...................................             (215,555)             (202,047)
(Increase) decrease in other assets...................................                  109               (51,934)
                                                                            ----------------      ----------------
Net cash used in investing activities ................................             (598,802)             (226,889)
                                                                            ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) bank loans .......................................              705,257               (29,008)
Payment of expenses on Series A Preferred Stock offering..............              (17,399)                 -
Proceeds from issuance of preferred stock.............................              946,500                  -
Proceeds from sale of warrants........................................                 -                    6,930
Proceeds from exercise of stock options...............................                1,385                 7,101
                                                                            ----------------       ---------------
Net cash provided by (used in) financing activities ..................            1,635,743               (14,977)

Effect of exchange rate changes on cash
   and cash equivalents...............................................             (332,128)               56,914
                                                                            ----------------       ---------------
Net increase (decrease) in cash and cash equivalents .................              632,650            (2,093,841)

Cash and cash equivalents at beginning of period .....................              223,581             9,091,788
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period ...........................      $       856,231        $    6,997,947
                                                                            ================       ===============

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

March 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                      March 31, 1999
                                    ------------------
             Raw Materials              $1,515,500
             Work in process               717,286
             Finished goods              1,479,914
                                        ----------
                                        $3,712,700
                                        ==========


NOTE C - CONVERTIBLE PREFERRED STOCK

In March 1999, the Company received net proceeds of $946,500 from the sale of 1,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants ("Warrants") to purchase 12,500 shares of common stock ("Common Stock"), par value $.01 per share.

The Series B Preferred Stock is convertible (the "Beneficial Conversion Feature") into shares of Common Stock, at the option of the holder, commencing June 24, 1999, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series B Preferred Stock) and the number of shares of Series B Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $3.37 (the "Conversion Price").

Holders of Series B Preferred Stock may convert 25% of their shares commencing June 24, 1999, 50% of their shares commencing July 24, 1999, 75% of their shares Commencing August 23, 1999 and 100% of their shares commencing September 22, 1999. The Company may require holders to convert all (but not less than all) of the Series B Preferred Stock at any time after March 26, 2002, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series B Preferred Stock was sold, amounted to $176,000, which represents a discount to the value of the Series B Preferred Stock (the "Discount".) The Discount is being accreted using the straight-line method through September 22, 1999. Approximately $5,000 of the Discount was accreted during the three month period ended March 31, 1999.

Holders of Series B Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series B Preferred Stock.

The Company may redeem the Series B Preferred Stock upon written notice to the holders of the Series B Preferred Stock at any time after the earlier of September 26, 1999 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series B Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing September 26, 1999 and ending September 25, 2003, at an exercise price of $2.56, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

NOTE D - NET LOSS PER SHARE

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

As of March 31, 1999, outstanding options to purchase 1,353,164 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 4,564,316 shares of Common Stock (with exercise prices ranging from $0.01 to $8.26) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net Sales. Net sales for the three months ended March 31, 1999 (the "1999 Interim Period") were approximately $2,287,000, largely attributable to the sale of three ROBODOC Systems compared to the three months ended March 31, 1998 (the "1998 Interim Period") of approximately $1,383,000, which included the sale of two ROBODOC systems.

     Cost of Sales. Cost of sales for the 1999 Interim Period was approximately $1,105,000 (48% of net sales) as compared to the 1998 Interim Period of approximately $622,000 (45% of net sales). The higher cost as a percent of sales in the 1999 Interim Period is a result of lower unit selling prices attributable to two customers purchasing more than one ROBODOC systems.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1999 Interim Period (approximately $1,577,000) increased by approximately $119,000, or 13% as compared to the 1998 Interim Period (approximately $1,378,000). Marketing costs increased approximately $107,000 with the addition of five employees in sales and increased participation in medical conferences and travel to potential customer sites. General and administrative costs increased approximately $92,000 to support increased growth as well as investor relations.

     Research and Development. Research and development expenses for the 1999 Interim Period (approximately $1,630,000) increased by approximately $140,000, or approximately 9%, as compared to the 1998 Interim Period (approximately $1,490,000), due to additional engineering staff required to support new applications of existing products and new product development projects.

     Stock Compensation. Stock compensation expense during the 1999 Interim Period was $15,000, $3,000 lower than the 1998 Interim Period ($18,000). The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1999 and 1998 Interim Periods represents the additional vesting which occurred in the first three months of 1999 and 1998.

     Interest Income. Interest income for the 1999 Interim Period (approximately $37,000) decreased by approximately $63,000, or 63%, as compared to the 1998 Interim Period (approximately $100,000), primarily due to lower average cash balances during the 1999 Interim Period as a result of the Company's 1998 operating loss.

     Other Income and Expense. Other expense for the 1999 Interim Period was approximately $288,000 compared to expense of approximately $10,000 in the 1998 Interim Period. The increase in expense ($278,000) is primarily attributable to an exchange rate loss associated with a weaker Dutch Guilder against the U.S. dollar in the 1999 Interim Period.

     Net Loss. The net loss for the 1999 Interim Period (approximately $2,306,000) increased by approximately $261,000, or approximately 128%, as compared to the net loss for the 1998 Interim Period (approximately $2,045,000).

Liquidity and Capital Resources

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $36.9 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company's use of cash in operating activities of approximately $72,000 in the 1999 Interim Period decreased by approximately $1,837,000 as compared to cash usage due to operating activities in the 1998 Interim Period of approximately $1,909,000. The reduced operating cash usage in the 1999 Interim Period was primarily a result of an increase in accounts payable of approximately $1,596,000, an increase in customer deposits of $442,000, a reduction in accounts receivable of approximately $206,000 and an increase in inventories of approximately $707,000.

     The Company's use of cash in investing activities of approximately $599,000 in the 1999 Interim Period increased by approximately $372,000 as compared to cash usage due to investing activities in the 1998 Interim Period of approximately $227,000. The investment cash usage in the 1999 Interim Period was primarily due to investments in customer sales-type and operating leases.

     Cash provided by financing activities in the 1999 Interim Period was approximately $1,636,000 and increased by approximately $1,651,000 as compared to the financing activities during the 1998 Interim Period. In March 1999 the Company received net proceeds of approximately $947,000 from the sale of Series B Preferred Stock and Warrants (see Note C to the financial statements and Part II, Item 2. Changes in Securities and Use of Proceeds).

     The Company's available cash resources, together with anticipated cash flows from operations, may not be sufficient to continue operations without additional financing. The Company has been able to raise capital from the investment community under terms that have been satisfactory. The Company continues to seek additional financing, such financing may not be available on terms acceptable to the Company. The Company is attempting to reduce operating expense to a point where funds generated internally will mitigate the possibility of having to look to the investment community for capital.

Year 2000 Compliance

     The Company has a wide variety of computers and computer software used in the normal course of business. In predominant use throughout the Company are commercially available hardware and software products that are year 2000 compliant.

     The Company has potential exposure to the year 2000 computer bug in two areas. First, the Company's accounting and manufacturing system, which is not year 2000 compliant, could cause disruption of business, if it could not be upgraded or replaced by the end of 1999. Secondly, products are computer controlled, and might not function if affected by the year 2000 bug. Company products are not highly date sensitive, which minimizes the impact of any year 2000 issues identified.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) On March 26, 1999, the Company issued and sold 1,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and warrants to purchase 12,500 shares of common stock, par value $.01 per share ("Common Stock"), to institutional accredited investors for a total purchase price of $1,000,000, pursuant to a Preferred Stock Purchase Agreement dated as of March 26, 1999 (the "Purchase Agreement"). In addition, the Company issued 1,429 shares of Common Stock to a registered broker-dealer in connection with the preferred stock financing. The Series B Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by
Section 4(2) of the Securities Act and Rule 5.06 of Regulation D promulgated by the Commission under that Section.

The Series B Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, commencing June 24, 1999, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series B Preferred Stock) and the number of shares of Series B Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $3.37 (the "Conversion Price").

Holders of Series B Preferred Stock may convert 25% of their shares commencing June 24, 1999, 50% of their shares commencing July 24, 1999, 75% of their shares commencing August 23, 1999 and 100% of their shares commencing September 22, 1999. No holder may convert the Series B Preferred Stock to the extent such conversion would result in the holders in the aggregate acquiring more than 1,137,624 shares of Common Stock (the "Maximum Shares"), representing 19.9% of the number of shares of Common Stock outstanding on March 26, 1999 (the date upon which the Series B Preferred Stock and the warrants were issued), unless and until the Company's stockholders approve the issuance of more than the Maximum Shares. The Company's stockholders approved the issuance upon conversion of the Series B Preferred Stock of more than the Maximum Shares at the Annual Meeting of Shareholders on April 27, 1999. The Company may require holders to convert all (but not less than all) of the Series B Preferred Stock at any time after March 26, 2002, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series B Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series B Preferred Stock.

The Company may redeem the Series B Preferred Stock upon written notice to the holders of the Series B Preferred Stock at any time after the earlier of September 26, 1999 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the shares of Common Stock into which such shares of Series B Preferred Stock could have been converted on the date of the notice of redemption.

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

The warrants are exercisable at any time during the period commencing September 26, 1999 and ending September 25, 2003, at an exercise price of $2.56, subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain dispositions of assets.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
             4.1  Form of Preferred Stock Purchase Agreement.
             4.2 Form of Certificate of Designations for Series B Convertible Preferred Stock (included as Exhibit A to Exhibit 4.1).
             4.3  Form of Warrant (included as Exhibit B to Exhibit 4.1).
             4.4  Form of Registration Rights Agreement (included as
                  Exhibit C to Exhibit 4.1).
            27.1  Financial Data Schedule
----------


        (b) Reports
            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: May 14, 1999           by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer