Form 10QSB/A
period 1999-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 1999-06-03
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 1

This amendment is being made to report preferred stock discount and accretion on the Consolidated Balance Sheet consistent with December 31, 1998 statement presentation. Additionally, Part II, Other Information, Item 5 has been added.

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

         Consolidated Statements of Operations - Three months ended
         March 31, 1999 and 1998

         Consolidated Statements of Cash Flows - Three months ended
         March 31, 1999 and 1998

         Notes to Consolidated Financial Statements - March 31, 1999

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

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

Commitments and contingencies

Stockholders' equity:

     Convertible preferred stock, $0.01 par value
      1,000,000 shares authorized; 4,180 shares issued
      and outstanding ....................................               42
      ($4,180,000 aggregate liquidation value)
     Common stock, $0.01 par value, 15,000,000 shares
      authorized; 5,822,116 shares issued and outstanding .           58,271
     Additional paid-in capital ...........................       43,479,375
     Deferred stock compensation ..........................          (70,353)
     Preferred stock discount .............................         (171,569)
     Accumulated other comprehensive loss .................         (110,229)
     Accumulated deficit ..................................      (36,773,711)
                                                              --------------
Total stockholder's equity ................................        6,411,826
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

Item 5. Other Information
On May 25, 1999, the company entered into a letter of intent with the foreign investor to provide the Company with $4 million for 2,922,392 shares ($1.36874 per share) of common stock, plus warrants to purchase additional shares of common stock that would entitle the investors to acquire 40% of the Company's fully diluted equity. The warrants would have a term of three years and an initial exercise price of $1.02656 per share, but may not be exercised prior to twelve months after their issuance. In addition, the investors would enter into a distribution agreement that would give them the exclusive right to distribute the Company's products in Europe, the Middle East and Africa. The investors would pay the Company a monthly royalty of $400,000, offset by the purchase price of products that they purchase.

The investor group would have the right to designate a majority of the members of the Company Board of Directors. In furtherance of the proposed transactions, Ramesh C. Trivedi who resigned his position with the Company on April 26, 1999 has rejoined the Company as Chief Executive Officer and President.

The proposed financing is subject to the negotiation and execution of definitive agreements and approval of the Company's stockholders.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: June 3, 1999           by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer