Form 10QSB
period 1999-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 1999-08-12
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999.

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

      Common Stock $.01 Par Value - 8,873,003 shares as of August 1, 1999.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 1999

         Consolidated Statements of Operations - Three months ended
         June 30, 1999 and 1998 - Six months ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 1999 and 1998

         Notes to Consolidated Financial Statements - June 30, 1999

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds
Item 4.  Matters Submitted to Securityholders
Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                        June 30, 1999
Current Assets:                                                 (unaudited)
                                                              --------------
     Cash and cash equivalents ............................     $  2,353,075
     Short-term investments................................           45,696
     Accounts receivable ..................................          911,959
     Inventory ............................................        3,890,201
     Other current assets .................................          407,798
                                                              --------------
Total current assets ......................................        7,608,729

Property and equipment, net ...............................        1,102,843
Leased equipment, net .....................................          595,316
Long-term net investment in sales type leases .............          582,087
Intangible assets, net ....................................        2,595,458
Other assets ..............................................          272,314
                                                              --------------
Total assets                                                    $ 12,756,747
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .....................................     $  2,775,190
     Value-added taxes payable ............................          386,864
     Accrued payroll and related expenses .................          450,116
     Customer deposits ....................................        1,544,990
     Accrued product retrofit costs .......................          135,348
     Current portion of bank loans ........................          159,573
     Other current liabilities ............................        1,017,205
                                                              --------------
Total current liabilities .................................        6,469,286

Note payable ..............................................          157,000

Commitments and contingencies

Stockholders' equity:

     Convertible preferred stock, $0.01 par value
      1,000,000 shares authorized; 3,730 shares issued
      and outstanding ....................................               37
      ($3,730,000 aggregate liquidation value)
     Common stock, $0.01 par value, 50,000,000 shares
      authorized; 8,576,955 shares issued and outstanding .           85,769
     Additional paid-in capital ...........................       46,458,881
     Deferred stock compensation ..........................          (55,068)
     Preferred stock discount .............................         (404,334)
     Accumulated other comprehensive loss .................         (487,499)
     Accumulated deficit ..................................      (39,467,325)
                                                              --------------
Total stockholder's equity ................................        6,130,461
                                                              --------------
                                                                $ 12,756,747
                                                              ==============


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                               ------------------------     -------------------------
                                                   1999        1998            1999           1998
                                               -----------   ----------     -------------------------
Net Sales ...................................  $   629,236   $ 2,027,220     $ 2,915,959  $ 3,410,580
Cost of Sales ...............................      446,238       978,110       1,551,617    1,600,883
                                               -----------   -----------     -----------  -----------
                                                   182,998     1,049,110       1,364,342    1,809,697
Operating expenses:
   Selling, general and administrative ......    1,495,357     1,782,831       3,071,972    3,160,472
   Research and development .................    1,196,240     1,864,869       2,825,946    3,355,153
   Stock compensation .......................       15,286        18,000          30,571       36,000
                                               -----------   -----------     -----------  -----------
                                                 2,706,883     3,665,700       5,928,489    6,551,625
Other income (expense):
   Interest income ..........................      103,088        65,528         140,216      165,636
   Other ....................................        6,718        80,126        (281,469)      69,806
                                               -----------   -----------     -----------  -----------

Loss before provision for income taxes ......   (2,414,079)   (2,470,936)     (4,705,400)  (4,506,486)
Provision for income taxes ..................       15,565        15,145          30,259       24,196
                                               -----------   -----------     -----------  -----------
Net loss ....................................   (2,429,644)   (2,486,081)     (4,735,659)  (4,530,682)

Preferred stock accretion ...................     (263,969)       --            (508,607)      --
                                               -----------   -----------     -----------  -----------
Net loss applicable to common stockholders...  $(2,693,613) $(2,486,081)     $(5,244,266) $(4,530,682)
                                               ===========   ===========     ===========  ===========

Basic net loss per common share .............      $ (0.40)      $ (0.44)       $ (0.84)     $ (0.81)

Shares used in computing basic net loss
  per-share .................................    6,713,469    5,608,976        6,220,227   5,568,467

See notes to consolidated financial statements

                       INTEGRATED SURGICAL SYSTEMS, INC.
                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                   1999                    1998
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................................      $    (4,735,659)      $    (4,530,682)

Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation .................................................              358,817               197,866
        Amortization of intangible assets ............................              419,520               419,520
        Gain on sale of short term investments .......................              (50,626)                 -
        Stock compensation ...........................................               30,570                36,000
        Issuance of stock options to consultants .....................               49,414               105,942
        Changes in operating assets and liabilities...................
             Accounts Receivable .....................................              993,179            (1,417,151)
             Inventory ...............................................             (884,543)           (1,181,439)
             Other current assets ....................................               56,623              (121,523)
             Accounts payable ........................................            1,299,435              (249,631)
             Value added taxes payable ...............................               39,280               303,291
             Accrued payroll and related expenses ....................              (21,162)               66,743
             Customer deposits .......................................              648,714               387,651
             Payable to subcontractors ...............................                 -                  (38,656)
             Other current liabilities ...............................              284,611               400,580
             Note Payable ............................................               13,800                  (605)
                                                                            ----------------      ----------------
Net cash used in operating activities ................................           (1,498,027)           (5,622,094)
                                                                            ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Sale of short term investments........................................            1,978,582                  -
Net investments in sales type leases..................................             (319,753)               50,717
Purchases of property and equipment...................................              (64,726)             (431,552)
(Increase) decrease in other assets...................................                  218              (453,746)
                                                                            ----------------      ----------------
Net cash provided by (used in) investing activities ..............                1,594,321              (834,581)
                                                                            ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loans........ .......................................             (744,953)              (43,644)
Net proceeds from sale of preferred stock and warrants.......                     3,405,912                  -
Proceeds from sale of common stock warrants...........................                 -                    6,930
Proceeds from exercise of stock options...............................               16,330                 9,874
                                                                            ----------------       ---------------
Net cash provided by (used in) financing activities ..................            2,677,289               (26,840)

Effect of exchange rate changes on cash
   and cash equivalents...............................................             (644,089)               23,909
                                                                            ----------------       ---------------
Net increase (decrease) in cash and cash equivalents .................            2,129,494            (6,459,606)

Cash and cash equivalents at beginning of period .....................              223,581             9,091,788
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period ...........................      $     2,353,075        $    2,632,182
                                                                            ================       ===============

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

June 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                       June 30, 1999
                                    ------------------
             Raw Materials              $1,325,052
             Work in process               869,810
             Finished goods              1,695,339
                                        ----------
                                        $3,890,201
                                        ==========


NOTE C - CONVERTIBLE PREFERRED STOCK


In June 1999, the Company received net proceeds of $707,455 from the sale of 750 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants ("Warrants") to purchase 9,375 shares of common stock ("Common Stock"), par value $.01 per share.

The Series C Preferred Stock is convertible (the "Beneficial Conversion Feature") into shares of Common Stock, at the option of the holder, commencing September 9, 1999, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series C Preferred Stock) and the number of shares of Series C Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $2.4843 (the "Conversion Price").

Holders of Series C Preferred Stock may convert 25% of their shares commencing September 9, 1999, 50% of their shares commencing October 9, 1999, 75% of their shares Commencing November 8, 1999 and 100% of their shares commencing December 8, 1999. The Company may require holders to convert all (but not less than all) of the Series C Preferred Stock at any time after June 10, 2002, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series C Preferred Stock may convert 100% of their shares prior to December 8, 1999 if the maximum conversion price of $2.4843 is exceeded on the Nasdaq Small Cap Market. The maximum conversion price of $2.4843 was exceeded on June 16, 1999 and 100% of the Series C Preferred Stock became eligible for conversion.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series C Preferred Stock was sold, amounted to $132,353, which represents a discount to the value of the Series C Preferred Stock (the "Discount".) The Discount is being accreted 100% in June 1999 due to 100% of the Series C Preferred Stock becoming eligible for conversion on June 16, 1999.

In connection with the sale of the Series C Convertible Preferred Stock, the Company agreed to reduce the exercise price on the 44,000 warrants issued to the purchaser as part of the sale of its Series A Convertible Preferred Stock from $3.59 to $2.00. The incremental fair value assigned as a result of the reduction in exercise price of the Series A warrants amounted to $11,440 and has been recorded as a dividend to the preferred shareholders.

Holders of Series C Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series C Preferred Stock.

The Company may redeem the Series C Preferred Stock upon written notice to the holders of the Series C Preferred Stock at any time after the earlier of December 10, 1999 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series C Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing December 10, 1999 and ending December 9, 2003, at an exercise price of $1.8301, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

In June 1999, the Company received net proceeds of $1,844,960 from the sale of 2,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants ("Warrants") to purchase 25,000 shares of common stock ("Common Stock"), par value $.01 per share.

The Series D Preferred Stock is convertible (the "Beneficial Conversion Feature") into shares of Common Stock, at the option of the holder, commencing September 29, 1999, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series D Preferred Stock) and the number of shares of Series D Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $3.9375 (the "Conversion Price").

Holders of Series D Preferred Stock may convert 25% of their shares commencing September 29, 1999, 50% of their shares commencing October 29, 1999, 75% of their shares. Commencing November 28, 1999 and 100% of their shares commencing December 28, 1999. The Company may require holders to convert all (but not less than all) of the Series D Preferred Stock at any time after June 30, 2002, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series D Preferred Stock was sold, amounted to $352,941, which represents a discount to the value of the Series D Preferred Stock (the "Discount".) The Discount is being accreted using the straight-line method through December 28, 1999.

Holders of Series D Preferred Stock may convert 100% of their shares prior to December 28, 1999 if the maximum conversion price of $3.9375 is exceeded on the Nasdaq Small Cap Market.

Holders of Series D Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series D Preferred Stock.

The Company may redeem the Series D Preferred Stock upon written notice to the holders of the Series D Preferred Stock at any time after the earlier of December 30, 1999 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series D Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing December 30, 1999 and ending December 29, 2003, at an exercise price of $2.9006, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.


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


As of June 30, 1999, outstanding options to purchase 1,325,170 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 4,654,691 shares of Common Stock (with exercise prices ranging from $0.01 to $8.26) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net Sales. Net sales for the six months ended June 30, 1999 (the "1999 Interim Period") were approximately $2,916,000, largely attributable to the sale of three ROBODOC Systems recorded in the first quarter compared to the six months ended June 30, 1998 (the "1998 Interim Period") of approximately $3,411,000, which included the sale of five ROBODOC systems.

     Cost of Sales. Cost of sales for the 1999 Interim Period was approximately $1,552,000 (53% of net sales) as compared to the 1998 Interim Period of approximately $1,601,000 (47% of net sales). The higher cost as a percent of sales in the 1999 Interim Period is a result of lower unit selling prices attributable to two customers purchasing more than one ROBODOC system.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1999 Interim Period (approximately $3,072,000) decreased by approximately $88,000, or 3% as compared to the 1998 Interim Period (approximately $3,160,000). Marketing costs increased approximately $100,000 with the addition of 4 employees in sales and training and increased participation in medical conferences and travel to potential customer sites. General and administrative costs decreased approximately $188,000.

     Research and Development. Research and development expenses for the 1999 Interim Period (approximately $2,826,000) decreased by approximately $529,000, or approximately 16%, as compared to the 1998 Interim Period (approximately $3,355,000), due to fewer staff required to support new applications of existing products and new product development projects.

     Stock Compensation. Stock compensation expense during the 1999 Interim Period was $31,000, $5,000 lower than the 1998 Interim Period ($36,000). The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1999 and 1998 Interim Periods represents the additional vesting which occurred in the first six months of 1999 and 1998.

     Interest Income. Interest income for the 1999 Interim Period (approximately $140,000) decreased by approximately $26,000, or 16%, as compared to the 1998 Interim Period (approximately $166,000), primarily due to lower average cash balances during the 1999 Interim Period.

     Other Income and Expense. Other expense for the 1999 Interim Period was approximately $281,000 compared to income of approximately $70,000 in the 1998 Interim Period. The increase in expense ($351,000) is primarily attributable to an exchange rate loss associated with a weaker Dutch Guilder against the U.S. dollar in the 1999 Interim Period.

     Net Loss. The net loss for the 1999 Interim Period (approximately $4,736,000) increased by approximately $205,000, or approximately 5%, as compared to the net loss for the 1998 Interim Period (approximately $4,531,000).

Liquidity and Capital Resources

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $39.5 million.

     The Company's use of cash in operating activities of approximately $1,498,000 in the 1999 Interim Period decreased by approximately $4,124,000 as compared to cash usage due to operating activities in the 1998 Interim Period of approximately $5,632,000. The reduced operating cash usage in the 1999 Interim Period was primarily a result of an increase in accounts payable of approximately $1,299,000, an increase in customer deposits of $649,000, a reduction in accounts receivable of approximately $993,000 and an increase in inventories of approximately $885,000.

     The Company's proceeds from investing activities of approximately $1,594,000 in the 1999 Interim Period increased by approximately $2,429,000 as compared to cash usage due to investing activities in the 1998 Interim Period of approximately $835,000. The investment cash proceeds in the 1999 Interim Period was primarily due to liquidating short term investments to retire loans.

     Cash provided by financing activities in the 1999 Interim Period was approximately $2,677,000 and increased by approximately $2,704,000 as compared to the financing activities during the 1998 Interim Period. In 1999 the Company received net proceeds of approximately $3,499,000 from the sale of Preferred Stock and Warrants (see Note C to the financial statements and Part II, Item 2. Changes in Securities and Use of Proceeds).

     The Company's cash position since June 30, 1999 has been enhanced with net proceeds of approximately $2.8 million from the sale in July 1999 of Series E Convertible Preferred Stock and warrants. The Company believes, based upon its current business plan and existing cash equivalents, that it has adequate capital to satisfy its immediate working capital needs. However, there is no assurance that revenues from operations will be adequate in the short term to fully execute the Company's business plan, or that debt or future financing, if needed, will be available on terms favorable to the Company.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)(1) On June 10, 1999, the Company issued and sold 750 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") and warrants to purchase 9,375 shares of common stock, par value $.01 per share ("Common Stock"), to two institutional accredited investors for a total purchase price of $750,000 pursuant to a Preferred Stock Purchase Agreement dated as of June 10, 1999. In addition, the Company issued 1,071 shares of Common Stock to a registered broker-dealer in connection with this preferred stock financing. The Series C Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The Series C Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, subject to certain limitations, discussed below. The number of shares of Common Stock that may be acquired upon conversion of the Series C Preferred Stock is determined by multiplying the number of shares of Series C Preferred Stock to be converted by $1,000, and dividing that amount by 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion. There is no minimum conversion price, but in no event may the conversion price exceed $2.4843. The right of conversion is subject to the following limitations:

 o The number of shares of Common Stock that the holder may acquire upon conversion, together with shares beneficially owned by the holder and its affiliates, may not exceed 5% of the total outstanding shares of Common Stock.

 o The number of shares of Common Stock that the holders may acquire upon conversion may not exceed 1,503,255 shares, until stockholders approve the issuance upon conversion of more than that number of shares, representing 19.9% of the shares outstanding on the date upon which the Series C Preferred Stock was issued. This limitation is required by the rules of The Nasdaq Stock Market, Inc. Until stockholder approval is obtained, upon any request for conversion that, together with prior conversions, would result in the issuance of more than 1,503,255 shares of Common Stock but for this limitation, the Company will be required to pay the holder requesting conversion an amount in cash equal to the greater
     (A) $1,500 per share of Series C Preferred Stock it is unable to convert because of this limitation and (B) the number of share of Common Stock in excess of 1,503,255 shares that would have been issued upon conversion but for this limitation times the lowest sale price of a share of Common Stock during the five trading days preceding the notice of conversion.

At any time after June 10, 2002, the Company may require holders to convert all (but not less than all) of the Series C Preferred Stock, or buy out all outstanding shares, at the then conversion price.

Holders of Series C Preferred Stock are not entitled to dividends and have no voting rights, except as required by law and with respect to certain matters relating to the Series C Preferred Stock.

The Company may redeem the Series C Preferred Stock upon written notice to the holders of the Series C Preferred Stock at any time after the earlier of December 10, 1999 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and an amount equal to the lowest sales price of a share of Common Stock during the five trading days preceding the date of the notice of redemption times the number of shares of Common Stock into which such shares of Series C Preferred Stock could have been converted on the date of the notice of redemption.

The conversion price and the number of shares of common Stock issuable upon conversion are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification or issuance of shares of Common Stock (or securities convertible into or exercisable or exchangeable for Common Stock) prior to the first anniversary of the date on which a registration statement for the resale of the shares of Common Stock issuable upon conversion of the Series C Preferred Stock is declared effective by the Commission at less than the then conversion price in a transaction exempt from the registration requirements of the Securities Act if the Company grants the purchasers of such shares (or other securities) the right to demand registration of such shares.

The warrants are exercisable at any time during the period commencing December 10, 1999 and ending December 9, 2003, at an exercise price of $1.8301 per share, subject to adjustment in the event of a stock split, stock dividend, reclassifications recapitalization, merger, consolidation or certain disposition of assets.

In connection with the sale of the Series C Preferred Stock, the Company reduced the exercise price of the warrants issued to the purchasers as part of the sale of its Series A Convertible Preferred Stock from $3.59 to $2.00 per share.

(c)(2) On June 30, 1999, the Company issued and sold 2,000 shares of its Series D Convertible Preferred Stock ("Series D Preferred Stock") and warrants to purchase 25,000 shares of Common Stock, to an institutional accredited investor for a total purchase price of $2,000,000 pursuant to a Preferred Stock Purchase Agreement dated as of June 30, 1999. In addition, the Company issued 2,856 shares of Common Stock to a registered broker-dealer in connection with this preferred stock financing. The Series D Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The Series D Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, subject to certain limitations, discussed below. The number of shares of Common Stock that may be acquired upon conversion of the Series D Preferred Stock is determined by multiplying the number of shares of Series D Preferred Stock to be converted by $1,000, and dividing that amount by 85% of the lowest sale price of a share of Common Stock on the Nasdaq Smallcap Market during the five trading days preceding the date of the conversion. There is no minimum conversion price, but in no event may the conversion price exceed $3.9375. The right of conversion is subject to the following limitations:

   o The number of shares of Common Stock that the holder may acquire upon conversion, together with shares beneficially owned by the holder and its affiliates, may not exceed 5% of the total outstanding shares of Common Stock.

   o The number of shares of Common Stock that the holders may acquire upon conversion may not exceed 1,706,814 shares, until stockholders approve the issuance upon conversion of more than that number of shares, representing 19.9% of the shares outstanding on the date upon which the Series D Preferred Stock was issued. This limitation is required by the rules of The Nasdaq Stock Market, Inc. Until stockholder approval is obtained, upon any request for conversion that, together with prior conversions, would result in the issuance of more than 1,706,814 shares of Common Stock but for this limitation, the Company will be required to pay the holder requesting conversion an amount in cash equal to the greater of (A) $1,500 per share of Series D Preferred Stock it is unable to convert because of this limitation and (B) the number of shares of Common Stock in excess of 1,706,814 shares that would have been issued upon conversion but for this limitation times the lowest sale price of a share of Common Stock during the five trading days preceding the notice of conversion.


At any time after June 30, 2002, the Company may require holders to convert all (but not less than all) of the Series D Preferred Stock, or buy out all outstanding shares, at the then conversion price.

Holders of Series D Preferred Stock are not entitled to dividends and have no voting rights, except as required by law and with respect to certain matters relating to the Series D Preferred Stock.

The Company may redeem the Series D Preferred Stock upon written notice to the holders of the Series D Preferred Stock at any time after the earlier of December 30, 1999 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and an amount equal to the lowest sale price of a share of Common Stock during the five trading days preceding the date of the notice of redemption times the number of shares of Common Stock into which such shares of Series D Preferred Stock could have been converted on the date of the notice of redemption.

The conversion price and the number of shares of Common Stock issuable upon conversion are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification or issuance of shares of Common Stock (or securities convertible into or exercisable or exchangeable for Common Stock) prior to the first anniversary of the date on which a registration statement for the resale of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock is declared effective by the Commission at less than the then conversion price in transaction exempt from the registration requirement of the Securities Act if the Company grants the purchasers of such shares (or other securities) the right to demand registration of such shares.


The warrants are exercisable at any time during the period commencing December 30, 1999 and ending December 29, 2003, at an exercise price of $2.9006 per share, subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain disposition of assets.

(c)(3) On July 30, 1999, the Company issued and sold 3,000 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase 37,500 shares of Common Stock to nine accredited investors for a total purchase price of $3,000,000 pursuant to a Preferred Stock Purchase Agreement dated as of July 30, 1999. In addition, the Company issued 4,024 shares of Common Stock to a registered broker-dealer in connection with this preferred stock financing. The Series E Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The Series E Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, commencing upon the earlier of October 28, 1999 and the date upon which a registration statement for the resale of the shares of Common Stock issuable upon conversion of the Company's Series E Preferred Stock is declared effective by the Commission, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series E preferred Stock is determined by multiplying the number of shares of Series E Preferred Stock to be converted by $1,000, and dividing that amount by 85% of the lowest sale price of a share of Common Stock on the Nasdaq Smallcap Market during the five trading days preceding the date of the conversion. There is no minimum conversion price, but in no event may the conversion price exceed $5.0625. The right of conversion is subject to the following limitations:

   o The number of shares of Common Stock that the holder may acquire upon conversion, together with shares beneficially owned by the holder and its affiliates, may not exceed 5% of the total outstanding shares of Common Stock.

   o The number of shares of Common Stock that the holders may acquire upon conversion may not exceed 1,765,727 shares, until stockholders approve the issuance upon conversion of more than that number of shares, representing 19.9% of the shares outstanding on the date upon which the Series E Preferred Stock was issued. This limitation is required by the rules of The Nasdaq Stock Market, Inc. Until stockholder approval is obtained, upon any request for conversion that, together with prior conversions, would result in the issuance of more than 1,765,727 shares of Common Stock but for this limitation, the Company will be required to pay the holder requesting conversion an amount in cash equal to the greater of (A) $1,500 per share of Series E Preferred Stock it is unable to convert because of this limitation and (B) the number of shares of Common Stock in excess of 1,765,727 shares that would have been issued upon conversion but for this limitation times the closing sale price of a share of Common Stock on the trading day preceding the notice of conversion.

At any time after July 30, 2002, the Company may require holders to convert all (but not less than all) of the Series E Preferred Stock, or buy out all outstanding shares, at the then conversion price.

Holders of Series E Preferred Stock are not entitled to dividends and have no voting rights, except as required by law and with respect to certain matters relating to the Series E Preferred Stock.

The Company may redeem the Series E Preferred Stock upon written notice to the holders of the Series E Preferred Stock at any time after the earlier of January 30, 2000 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and an amount equal to the lowest sale price of a share of Common Stock during the five trading days preceding the date of the notice of redemption times the number of shares of Common Stock into which such shares of Series E Preferred Stock could have been converted on the date of the notice of redemption.

The conversion price and the number of shares of Common Stock issuable upon conversion are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification or issuance of shares of Common Stock (or securities convertible into or exercisable or exchangeable for Common Stock) prior to the first anniversary of the date on which a registration statement for the resale of the shares of Common Stock issuable upon conversion of the Series E Preferred Stock is declared effective by the Commission at less than the then conversion price in transaction exempt from the registration requirement of the Securities Act if the Company grants the purchasers of such shares (or other securities) the right to demand registration of such shares.


The warrants are exercisable at any time during the period commencing January 30, 2000 and ending January 29, 2004, at an exercise price of $3.7294 per share, subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain disposition of assets.

(c)(4) During the three months ended June 30, 1999, the Company issued 1,196,946 shares of Common Stock upon conversion of its Series A Convertible Preferred Stock and 57,920 shares of Common Stock upon conversion of its Series B Convertible Preferred Stock. The issuance of these shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 4. Matters Submitted to Securityholders

     The Company's Annual Meeting of Stockholders was held on April 27, 1999. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                 Votes Cast
                         ------------------------------
                            For         Withheld
                         Election   Authority/Abstained
                         ---------  -------------------
James C. McGroddy        3,850,424         16,200
John N. Kapoor           3,850,424         16,200
Paul A.H. Pankow         3,850,424         16,200
Gerald D. Knudson        3,850,424         16,200
Patrick G. Hays          3,850,424         16,200


     At the Annual Meeting, the stockholders also approved the following proposals by the number of votes indicated:

                                                                                                           Broker
                                                                    For           Against     Abstain     Non-Votes
                                                                 ---------       ---------   ---------   ----------
Increase the number of Authorised shares of common
     stock from 15 million to 50 million .....................    3,772,997        68,710      24,917        0

Issuance upon conversion of the Company's Series B
     Convertible Preferred Stock of more than 1,148,807
     shares of common stock ..................................    2,427,140        85,057       3,900     1,323,572

Issuance upon conversion of the Company's Series A
     Convertible Preferred Stock of more than 1,127,674
     shares of common stock ..................................    2,433,690        88,557       3,900     1,323,572

Ratification of the appointment of Ernst & Young LLP as the
     Company's independent auditors for the year ending
     December 31, 1999 .......................................    3,835,854        27,150       3,620        0

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

             4.1* -- Form of Series C Preferred Stock Purchase Agreement

             4.2* -- Form of Series D Preferred Stock Purchase Agreement

             4.3* -- Certificate of Designations for Series C Convertible
                     Preferred Stock (included as Exhibit A to Exhibit 4.1)

             4.4* -- Certificate of Designations for Series D Convertible
                     Preferred Stock (included as Exhibit A to Exhibit 4.2)

             4.5* -- Form of warrant issued in connection with the Series C
                     Convertible Preferred Stock financing (included as Exhibit B to Exhibit 4.1)

             4.6* -- Form of warrant issued in connection with the Series D
                     Convertible Preferred Stock financing (included as Exhibit B to Exhibit 4.2)

             4.7* -- Form of Registration Rights Agreement for the Series C
                     Convertible Preferred Stock financing (included as Exhibit C to Exhibit 4.1)

             4.8* -- Form of Registration Rights Agreement for the Series D
                     Convertible Preferred Stock financing (included as Exhibit C to Exhibit 4.2)

             4.9  -- Form of Series E Preferred Stock Purchase Agreement.

             4.10 -- Form of Certificate of Designations for Series E
                     Convertible Preferred Stock (included as Exhibit A to
                     Exhibit 4.9).

             4.11 -- Form of Warrant (included as Exhibit B to Exhibit 4.9).

             4.12 -- Form of Registration Rights Agreement (included as
                     Exhibit C to Exhibit 4.9).

             27.1 -- Financial Data Schedule

----------

    *Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-83067) filed with the Commission on July 16, 1999.

        (b) Reports on Form 8-K
            The Company filed a Form 8-K (Item 5) dated April 28, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: August 12, 1999       by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer