Form 10QSB
period 1999-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 1999-11-15
CIK 894871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999.

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

      Common Stock $.01 Par Value - 9,091,963 shares as of November 1, 1999.

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - September 30, 1999

         Consolidated Statements of Operations - Three months ended
         September 30, 1999 and 1998 - Nine months ended September 30, 1999 and
         1998

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1999 and 1998

         Notes to Consolidated Financial Statements - September 30, 1999

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities
Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS

                       INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                      September 30, 1999
Current Assets:

     Cash and cash equivalents ............................         $566,135
     Short-term investments................................           46,042
     Accounts receivable ..................................        2,222,761
     Inventory ............................................        3,399,217
     Other current assets .................................          514,286
                                                              --------------
Total current assets ......................................        6,748,441

Property and equipment, net ...............................        1,064,274
Leased equipment, net .....................................          661,019
Long-term net investment in sales type leases .............          565,126
Intangible assets, net ....................................        2,385,698
Other assets ..............................................          247,205
                                                              --------------
Total assets                                                     $11,671,763
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .....................................       $1,111,107
     Value-added taxes payable ............................           69,080
     Accrued payroll and related expenses .................          441,874
     Customer deposits ....................................        1,253,957
     Accrued product retrofit costs .......................          135,348
     Current portion of bank loans ........................          142,507
     Other current liabilities ............................        1,111,105
                                                              --------------
Total current liabilities .................................        4,264,978

Note payable ..............................................          162,200

Commitments and contingencies

Stockholders' equity:

     Convertible preferred stock, $0.01 par value
      1,000,000 shares authorized; 5,826 shares issued
      and outstanding ....................................                58
      ($5,826,000 aggregate liquidation value)
     Common stock, $0.01 par value, 50,000,000 shares
      authorized; 9,019,124 shares issued and outstanding .           90,191
     Additional paid-in capital ...........................       49,850,025
     Deferred stock compensation ..........................          (39,783)
     Preferred stock discount .............................         (273,750)
     Accumulated other comprehensive loss .................         (414,369)
     Accumulated deficit ..................................      (41,967,787)
                                                              --------------
Total stockholder's equity ................................        7,244,585
                                                              --------------
                                                                 $11,671,763
                                                              ==============


                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               ------------------------     -------------------------
                                                   1999        1998            1999           1998
                                               -----------   ----------     -------------------------
Net Sales ...................................  $ 2,269,044   $   777,894     $ 5,185,003  $ 4,188,474
Cost of Sales ...............................    1,241,486       432,881       2,793,103    2,033,764
                                               -----------   -----------     -----------  -----------
                                                 1,027,558       345,013       2,391,900    2,154,710
Operating expenses:
   Selling, general and administrative ......    1,327,700     1,607,875       4,399,672    4,768,347
   Research and development .................    1,436,468     1,770,890       4,262,414    5,126,043
   Stock compensation .......................       15,285        32,925          45,856       68,925
                                               -----------   -----------     -----------  -----------
                                                 2,779,453     3,411,690       8,707,942    9,963,315
Other income (expense):
   Interest income ..........................       36,317        56,074         176,533      221,710
   Other ....................................      (71,174)      102,659        (352,643)     172,465
                                               -----------   -----------     -----------  -----------

Loss before provision for income taxes ......   (1,786,752)   (2,907,944)     (6,492,152)  (7,414,430)
Provision for income taxes ..................       53,809        15,000          84,068       39,196
                                               -----------   -----------     -----------  -----------
Net loss ....................................   (1,840,561)   (2,922,944)     (6,576,220)  (7,453,626)

Preferred stock accretion ...................     (659,996)      (68,412)     (1,168,603)     (68,412)
                                               -----------   -----------     -----------  -----------
Net loss applicable to common stockholders...  $(2,500,557)  $(2,991,356)    $(7,744,823) $(7,522,038)
                                               ===========   ===========     ===========  ===========

Basic net loss per common share .............      $ (0.28)      $ (0.53)       $  (1.09)    $  (1.35)

Shares used in computing basic net loss
  per-share .................................    8,873,184     5,632,477       7,102,218    5,575,810

See notes to consolidated financial statements

                       INTEGRATED SURGICAL SYSTEMS, INC.
                    Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                   1999                    1998
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................................          ($6,576,220)          ($7,453,626)

Adjustment to reconcile net loss to net cash used in
    operating activities:
        Depreciation .................................................              435,094               340,801
        Amortization of intangible assets ............................              629,280               629,280
        Gain on sale of short term investments .......................              (50,626)
        Stock compensation ...........................................               45,855                71,585
        Issuance of stock options to consultants .....................              145,239               158,841
        Changes in operating assets and liabilities...................
             Accounts Receivable .....................................             (257,120)              149,435
             Inventory ...............................................             (393,559)           (2,169,993)
             Other current assets ....................................              (49,865)             (199,396)
             Accounts payable ........................................             (364,647)             (344,723)
             Value added taxes payable ...............................             (278,504)              294,020
             Accrued payroll and related expenses ....................              (29,404)              231,367
             Customer deposits .......................................              357,681               268,563
             Payable to subcontractors ...............................                ---                 (38,656)
             Other current liabilities ...............................              378,511               400,760
             Note Payable ............................................               19,000                10,792
                                                                            ----------------      ----------------
Net cash used in operating activities ................................           (5,989,285)           (7,650,950)
                                                                            ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Sale of short term investments........................................            1,978,236            (1,784,729)
Net investments in sales type leases..................................             (363,295)               73,000
Purchases of property and equipment...................................             (168,137)             (891,040)
(Increase) decrease in other assets...................................               25,327              (450,996)
                                                                            ----------------      ----------------
Net cash provided by (used in) investing activities ..............                1,472,131            (3,053,765)
                                                                            ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loans........ .......................................             (762,019)              (46,569)
Net proceeds from sale of preferred stock and warrants................            6,177,425             3,300,400
Proceeds financing leases.............................................                ---                 186,461
Payments of expenses EASDAQ offering..................................                ---                 (11,478)
Proceeds from sale of common stock warrants...........................               10,658                 6,930
Proceeds from exercise of stock options...............................                4,509                16,339
                                                                            ----------------       ---------------
Net cash provided by financing activities ..................                      5,430,573             3,452,083

Effect of exchange rate changes on cash
   and cash equivalents...............................................             (570,865)               76,477
                                                                            ----------------       ---------------
Net increase (decrease) in cash and cash equivalents .................              342,554            (7,176,155)

Cash and cash equivalents at beginning of period .....................              223,581             9,091,788
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period ...........................             $566,135            $1,915,633
                                                                            ================       ===============

See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (Unaudited)


September 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    September 30, 1999
                                    ------------------
             Raw Materials              $1,436,858
             Work in process               751,492
             Finished goods              1,210,867
                                        ----------
                                        $3,399,217
                                        ==========


NOTE C - CONVERTIBLE PREFERRED STOCK


In July 1999, the Company received net proceeds of approximately $2,825,000 from the sale of 3,000 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants ("Warrants") to purchase 37,500 shares of common stock ("Common Stock"), par value $.01 per share.

The Series E Preferred Stock is convertible (the "Beneficial Conversion Feature") into shares of Common Stock, at the option of the holder, commencing October 28, 1999, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series E Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series E Preferred Stock) and the number of shares of Series E Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $5.0625 (the "Conversion Price").

Holders of Series E Preferred Stock may convert 25% of their shares commencing October 28, 1999, 50% of their shares commencing November 27, 1999, 75% of their shares Commencing December 27, 1999 and 100% of their shares commencing January 26, 2000. The Company may require holders to convert all (but not less than all) of the Series E Preferred Stock at any time after July 30, 2002, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series E Preferred Stock may convert 100% of their shares prior to January 26, 2000 if the maximum conversion price of $5.0625 is exceeded on the Nasdaq Small Cap Market.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series E Preferred Stock was sold, amounted to $529,412, which represents a discount to the value of the Series E Preferred Stock (the "Discount".) The Discount is being accreted using the straight-line method through January 26, 2000. Approximately $256,000 of the discount was accreted during the three month period ended September 30, 1999.

Holders of Series E Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series E Preferred Stock.

The Company may redeem the Series E Preferred Stock upon written notice to the holders of the Series E Preferred Stock at any time after the earlier of January 30, 2000 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series E Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing January 30, 2000 and ending January 29, 2004, at an exercise price of $3.7294, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.


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


As of September 30, 1999, outstanding options to purchase 1,340,562 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 5,334,056 shares of Common Stock (with exercise prices ranging from $0.01 to $6.16) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NOTE E - ACCUMULATED OTHER COMPREHENSIVE LOSS

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

The following table sets forth the computation of comprehensive loss:

                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                             September 30,
                                                        ------------------------------            ------------------------------
                                                          1999                 1998                 1999                 1998
                                                        ---------            ---------            ---------            ---------
Net loss........................................       (1,840,561)          (2,922,944)           (6,576,220)          (7,453,626)
Other comprehensive income:
Unrealized gain (loss) on available
       for sale securities......................                0               16,956               (50,626)              16,956
Foreign currency translation....................           73,130               52,568              (570,959)              76,477
                                                        ---------            ---------             ---------            ---------
Comprehensive loss..............................       (1,767,431)          (2,853,420)           (7,197,805)          (7,360,193)

NOTE F -- SUBSEQUENT EVENT

On May 25th the Company entered into a definitive letter of intent with ILTAG International Licensing Holding S.A.L., as lead investor, to sell an equity interest in the Company. This transaction is subject to the approval of Stockholders. If approved, three investors will purchase an aggregate of 2,922,396 shares of common stock and warrants to purchase an additional number of shares of common stock that would give them 40% of the fully diluted common stock, for a purchase price of $4 million. The exercise price of the warrants will be $1.02656 per share. As a condition of the sale, the investors, or their representatives will become three of the five members of the Board of Directors of the Company. The three investors are ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. The Stockholders' vote on this issue is planned for mid-November 1999. The Board of Directors recommends that Stockholders approve the transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net Sales. Net sales for the nine months ended September 30, 1999 (the "1999 Interim Period") were approximately $5,185,000, largely attributable to the sale of six ROBODOC systems, as compared to nine months ended September 30, 1998 (the "1998 Interim Period") of approximately $4,188,000, which included the sale of five ROBODOC systems. In addition to the sale of six systems, a seventh system was shipped to a customer subject to an operating lease agreement, and during the 1999 interim period, an eighth system was installed at another site, but not recognized as a sale since all Company obligations had not yet been concluded.

     Results for the first nine months of 1999 were lower than anticipated given the strong order activity experienced in the fourth quarter of 1998 after the introduction of the Company's proprietary pinless registration technology. Moreover, early in the second quarter, the Company's competitor fostered uncertainty among potential customers in response to the resignation of the Chief Executive Officer on April 28, 1999. As a result, new orders and sales in the second quarter were below expectation.

     Cost of Sales. Cost of sales for the 1999 Interim Period was approximately $2,793,000 (54% of net sales) as compared to the 1998 Interim Period of approximately $2,034,000 (49% of net sales). The higher cost as a percent of sales in the 1999 Interim Period is a result of lower unit selling prices attributable to two customers purchasing more than one ROBODOC system.

     Selling, General and Administrative. Selling, general and administrative expenses for the 1999 Interim Period (approximately $4,400,000) decreased by approximately $368,000, or 8% as compared to the 1998 Interim Period (approximately $4,768,000). European marketing costs increased approximately $200,000 with the addition of two employees in sales and increased participation in medical conferences and travel to potential customer sites.

     Research and Development. Research and development expenses for the 1999 Interim Period (approximately $4,262,000) decreased by approximately $864,000, or approximately 17%, as compared to the 1998 Interim Period (approximately $5,126,000). Approximately 45% of the decrease in research and development expense is attributable to efforts in 1998 to implement the quality system to meet ISO 9000 standards not required in the 1999 Interim Period. Management, to reduce spending to desired cash flow, initiated the remaining decrease. Lower priority/return projects were delayed.

     Stock Compensation. Stock compensation expense during the 1999 Interim Period was $46,000, $23,000 lower than the 1998 Interim Period ($69,000). The Company charged to operations in 1996 deferred stock compensation relating to stock options granted during 1996 with exercise prices less than the estimated fair value of the Company's Common Stock, as determined by an independent valuation analysis, on the date of grant. Deferred compensation for the non-vested portion is being amortized into expense over the vesting period of the stock options, which generally range from three to five years. Stock compensation expense in the 1999 and 1998 Interim Periods represents the additional vesting which occurred in the first nine months of 1999 and 1998.

     Interest Income. Interest income for the 1999 Interim Period (approximately $177,000) decreased by approximately $45,000, or 20%, as compared to the 1998 Interim Period (approximately $222,000), primarily due to lower average cash balances during the 1999 Interim Period.

     Other Income and Expense. Other expense for the 1999 Interim Period was approximately $353,000 compared to income of approximately $172,000 in the 1998 Interim Period. The increase in expense ($525,000) is primarily attributable to an exchange rate loss associated with a weaker Dutch Guilder against the U.S. dollar in the 1999 Interim Period. The Company does not currently hedge foreign currency transactions against the U.S. dollar to minimize exchange rate gains or losses. This activity is being considered.

     Net Loss. The net loss for the 1999 Interim Period (approximately $6,576,000) decreased by approximately $878,000, or approximately 12%, as compared to the net loss for the 1998 Interim Period (approximately $7,454,000).

  LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have exceeded net sales and the accumulated net loss at September 30, 1999 was $42 million. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $42.9 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     In 1998, the Company established a $1.5 million revolving credit facility with a bank. During 1999, the Company repaid the amount due under this line of credit and terminated the agreement. The Company has an additional revolving line of credit with Societe Generale Bank in Lyon, France, that requires quarterly payment of approximately $26,000 per quarter. The revolving line of credit was established in July 1996 for five years with interest accruing at 7.15% per annum. The amount available decreases quarterly by 5% of the original amount beginning October 1996. The loan balance as of September 30, 1999 was approximately $143,000.

     The Company received an interest free loan with a balance of $162,200 at September 30, 1999 from the French agency Agence Nationale de Valorisation de la Recherches, which is a French national agency established to aid research and development projects. In the case of failure of the project, the grant organization may decide to forgive all or part of the repayments. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. According to the contract, any such payments would be considered to be an advance repayment of the loan. The Company has not made any sales of this type through September 30, 1999.

     The Company's use of cash in operating activities of approximately $5,989,000 in the 1999 Interim Period decreased by approximately $1,662,000 as compared to cash used in operating activities in the 1998 Interim Period of approximately $7,651,000. Net cash used in operations in the 1999 Interim Period was due primarily to inventory growth of approximately $394,000 and increased accounts receivable of approximately $257,000, reductions in accounts payable of $365,000 and Value-added taxes payable of $279,000 offset by increases in customer deposits of $358,000, increases in other current liabilities of $379,000 and changes in other operating assets and liabilities of $60,000.

     The Company's proceeds from investing activities of approximately $1,472,000 in the 1999 Interim Period increased by approximately $4,526,000 as compared to cash used for investing activities in the 1998 Interim Period of approximately $3,054,000. The investment cash proceeds in the 1999 Interim Period were derived primarily from the sale of short term investments to retire loans. There are presently no significant equipment or plant expenditures planned that would adversely impact liquidity.

     Cash provided by financing activities in the 1999 Interim Period was approximately $5,431,000 and increased by approximately $1,979,000 as compared to the financing activities during the 1998 Interim Period. In 1999 the Company received aggregate net proceeds of approximately $6,177,000 from the sale of convertible preferred stock and warrants.

     The Company's business is not inherently seasonal. However, because the sales price of the Company's products are significant, the timing of customer orders can cause revenue fluctuations from period to period which may give the appearance of seasonality.

     The net proceeds from the Series A Preferred Stock financing, received in the 3rd quarter of 1998, were used to fund the operations of the Company during the fourth quarter of 1998 and first quarter of 1999. In the first nine months of 1999, the Company received net proceeds from the Series B, C, D and E Preferred Stock financings of approximately $6,177,000. Of this amount, approximately $760,000 was used to pay bank loans, approximately $5,000,000, together with approximately $1,000,000 of the remaining net proceeds from the Series A Preferred Stock financing carried over into 1999, and was the Net Cash Used in Operating Activities in the first nine months of 1999. The $5,989,000 Net Cash Used in Operating Activities in the first nine months of 1999 represents approximately $5,371,000 in cash operating losses, and $618,000 negative cash change in operating assets and liabilities.

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

YEAR 2000 COMPLIANCE

     The Company uses a wide variety of commercially available computers and computer software in the normal course of business that are generally Y2K compliant. The Company has potential Y2K exposure in two areas. First, the Company's accounting and manufacturing system is not currently Y2K compliant and could cause some disruption of business, if not upgraded by the end of 1999. Secondly, the Company's products are computer controlled, however they are not highly date sensitive, which minimizes the impact of any Y2K issues identified.

     The Company is in the process of upgrading its accounting and manufacturing computer system and plans to complete the upgrade by the beginning of the fourth quarter of 1999. The Company has completed initial investigations of its products and concluded that there is minimal risk of system failure due to the Y2K problem.

     Potential exposure in other areas is minimal. Any Y2K problems with the Company's network or software used for research and development and engineering could adversely affect research and development and engineering costs, but would not immediately impact the ability to continue operations. Such issues could also be quickly resolved with commercially available products. Many of the Company's major product components have relatively long lead times. Temporary interruptions in the Company's supplies caused by any year 2000 issues would not significantly impact the Company's manufacturing schedule, or its ability to service customers. As a contingency, the Company plans to identify readily available alternative vendors for key components and use current inventory stocks as a buffer in case of a vendor related Year 2000 problem. In general, the Company has determined that there is a minimal exposure to year 2000 problems through third parties.

     The Company estimates it will need to spend less than $100,000 to become year 2000 compliant. The majority of this cost relates to upgrading or replacing the Company's accounting and manufacturing system. Expenses include the testing conducted by the Quality Department, Engineering Department involvement in testing and de-bugging, and the Service Department upgrades to customer equipment if any such service is required.

     In the worst case scenarios, the Company believes that it would have minimal business interruption due to any foreseeable Y2K problems. In connection with the Company's accounting and manufacturing system, the Company's contingency plan is to operate with manual accounting and manufacturing systems, augmented by available third party Y2K compliant software, until planned upgrades become operational. Management believes alternate vendors, and off the shelf solutions will be available to solve any of the Company's undetected problems. In addition, the Company is small enough to allow it to function with manual operating procedures for short periods of time.

     Y2K project cost is based on management's best estimate and actual results could differ from those anticipated. If the Company or its vendors are unable to resolve the Y2K issues in a timely manner, or if there are significant undetected Y2K issues, such matters could have a material impact on the Company's results of operations. However, the Company believes the necessary modifications and replacement of computer systems will be completed in 1999 and, as a result, the Y2K issue is not expected to pose significant operational or financial problems for the Company.

EMPLOYEES

     Employees as of September 30, 1999 decreased by two compared to September 30, 1998:

                                                              PERIOD ENDING
                                                              SEPTEMBER 30TH
                                                              --------------
                                                              1999     1998
                                                              -----    -----
General and Administrative..................................   11       12
Sales and Marketing.........................................   11       12
Regulatory & Quality........................................    9        8
Research & Development......................................   40       42
Manufacturing...............................................   10        9
                                                               --       --
          Total Employees...................................   81       83

Item 2.        Changes in Securities

(c)(1) On July 30, 1999, the Company issued and sold 3,000 shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") and warrants to purchase 37,500 shares of Common Stock to nine accredited investors for a total purchase price of $3,000,000 pursuant to a Preferred Stock Purchase Agreement dated as of July 30, 1999. In addition, the Company issued 4,024 shares of Common Stock to a party who arranged this preferred stock financing. The Series E Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

The Series E Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series E Preferred Stock is determined by multiplying the number of shares of Series E Preferred Stock to be converted by $1,000, and dividing that amount by 85% of the lowest sale price of a price of a share of Common Stock on the NASDAQ Smallcap Market during the five trading days preceding the date of the conversion. There is no minimum conversion price, but in no event may the conversion price exceed $5.0625. The right of conversion is subject to the following limitations:


- The number of shares of Common Stock that the holder may acquire upon conversion, together with shares beneficially owned by the holder and its affiliates, may not exceed 5% of the total outstanding shares of Common Stock.

- The number of shares of Common Stock that the holders may acquire upon conversion may not exceed 1,765,727 shares, until stockholders approve the issuance upon conversion of more than that number of shares, representing 19.9% of the shares outstanding on the date upon which the Series E Preferred Stock was issued . This limitation is required by the rules of The NASDAQ Stock Market, Inc. Until stockholder approval is obtained, upon any request for conversion that, together with prior conversions, would result in the issuance of more than 1,765,727 shares of Common Stock but for this limitation, the Company will be required to pay the holder requesting conversion an amount in cash equal to the greater of (A) $1,500 per share of Series E Preferred Stock it is unable to convert because of this limitation and (B) the number of shares of Common Stock in excess of 1,765,727 shares that would have been issued upon conversion but for this limitation times the closing sale price of a share of Common Stock on the trading day preceding the notice of conversion.


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

The conversion price and the number of shares of Common Stock issuable upon conversion are subject to adjustment in the event of a stock split, stock dividend, reorganization, reclassification or issuance of shares of Common Stock (or securities convertible into or exercisable or exchangeable for Common Stock) prior to the first anniversary of the date on which a registration statement for the resale of the shares of Common Stock issuable upon conversion of the Series E Preferred is declared effective by the Commission at less than the then conversion price in a transaction exempt from the registration requirements of the Securities Act if the Company grants the purchasers of such shares (or other securities) the right to demand registration of such shares.

The Warrants are exercisable at any time during the period commencing January 30, 2000 and ending January 29, 2004, at an exercise price of $3.7294 per share, subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain dispositions of assets.

(c)(2) During the three months ended September 30, 1999, the Company issued 44,818 shares of Common Stock upon conversion of its Series A Convertible Preferred Stock and 348,434 shares of Common Stock upon conversion of its Series B Convertible Preferred Stock. The issuance of these shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

             4.1* -- Form of Series E Preferred Stock Purchase Agreement

             4.2* -- Certificate of Designations for Series E Convertible
                     Preferred Stock (included as Exhibit A to Exhibit 4.1)

             4.3* -- Form of warrant issued in connection with the Series E
                     Convertible Preferred Stock financing (included as Exhibit B to Exhibit 4.1)

             4.4* -- Form of Registration Rights Agreement for the Series E
                     Convertible Preferred Stock financing (included as Exhibit C to Exhibit 4.1)

             27.1 -- Financial Data Schedule

----------

    *Incorporated by reference from the Company's Form 10-QSB for the fiscal quarter ended June 30, 1999.

        (b) Reports on Form 8-K
            None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTEGRATED SURGICAL SYSTEMS, INC.


Date: November 12, 1999     by:   /s/ Mark W. Winn
                                  ------------------------------------------
                                  Mark W. Winn, Chief Financial Officer