Form 10KSB
period 1999-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2000-03-30
CIK 894871

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

                                 NOT APPLICABLE
                                (TITLE OF CLASS)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the issuer's most recent fiscal year were $6,240,842.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 24, 2000 was $63,330,180.

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

     As of March 24, 2000, the issuer had 16,888,048 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB in response to Items 9, 10, 11 and 12 of Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Integrated Surgical Systems, Inc. (the "Company") develops, assembles, markets and services image-directed, computer-controlled robotic products for orthopaedic and neurosurgical applications. The Company was incorporated under the laws of the State of Delaware on October 1, 1990.

ORTHOPAEDIC BUSINESS

     The Company's principal orthopaedic product is the ROBODOC(R) Surgical Assistant System, consisting of a computer-controlled surgical robot and the Company's ORTHODOC(R) Presurgical Planner. The ROBODOC System has been used for primary total hip replacement surgery on over 6,600 patients in Europe and the United States. The Company believes its "active" robotic system is the only available system that can accurately perform key segments of surgical procedures semi-autonomously with precise tolerances generally not attainable by traditional manual surgical techniques. The ROBODOC System also allows the surgeon to prepare a preoperative plan specifically designed for the characteristics of the individual patient's anatomy. The technology for the ROBODOC System was initially developed at the University of California, Davis, in collaboration with IBM.

     The ORTHODOC is a computer workstation that uses the Company's proprietary software for preoperative surgical planning. The ORTHODOC is a part of the ROBODOC Surgical Assistant System. The ORTHODOC converts CT scan data of a patient's femur into three-dimensional images, and through a graphical user interface, allows the surgeon to examine the bone more thoroughly and to select the optimal implant for the patient using a built-in library of available implants. A tape of the planned surgical procedure, developed by the ORTHODOC, guides the surgical robot arm of the ROBODOC System to accurately mill a cavity in the bone, thus allowing the surgeon to properly orient and align the implant. Prior to the development of the DigiMatch(TM) Single Surgery System, two titanium locator pins were placed in the patient's femur in an outpatient procedure before the primary surgery. These locator pins were used during the primary procedure to orient the ROBODOC System to the ORTHODOC preoperative plan. With the development of the DigiMatch technology, this pre-operative outpatient procedure has been eliminated. The orientation of the patient is now accomplished using a proprietary, pinless registration system. Non-clinical scientific data published by scientists from the Company and IBM demonstrate that as a result of the precise milling of a cavity, the ROBODOC System achieves over 95% bone-to-implant contact, as compared to an average of 20% bone-to-implant contact when surgery is performed manually.

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

     The Company has developed and commenced marketing to its customers in Europe the DigiMatch Single Surgery System, that, in most cases, eliminates the need for an initial surgery to place registration pins in a patient's femur before using the ROBODOC System in total hip replacement surgery. More than 1,500 patient surgeries have been successfully performed in Europe with the DigiMatch Single Surgery System.

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

     The Company has developed a software package for total knee replacement ("TKR") surgery using the ROBODOC System. This application module enables the ROBODOC System to select the optimal implant for the patient and make accurate cuts in the bone, thus allowing the surgeon to properly orient and align the implant. This application module is intended to provide patients with a precise and accurate fit for implants that are properly sized and placed, regardless of bone quality. The Company believes that TKR surgery performed with the ROBODOC System will significantly improve implant longevity and the prognosis for restored biomechanics. The Company anticipates that its TKA surgical applications will be made available to customers in the second quarter of 2000.

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

     The NeuroMate System has been used to perform over 2,000 neurosurgical procedures in France and Japan. The Company believes that the NeuroMate System, which uses IMMI's proprietary robotic arm and control systems designed specifically for use in the operating room, is the only image-guided, computer-controlled robot currently in use to precisely position and hold critical tools used in the performance of neurosurgical procedures.

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

     - POTENTIAL ORTHOPAEDIC APPLICATIONS

     Acetabulum Replacement. The Company plans to complement the THA femoral replacement application with acetabular cup planning and bone preparation for hip socket replacement surgery. Currently, surgeons estimate the size of the cup-shaped cavity in hip socket surgery using x-rays, which are subject to distortion. Working in a narrow space with a limited view, the surgeon ultimately selects the final cup size through trial and error. Due to the limitations of available surgical tools, the surgeon is obliged to use a hemispheric reamer and cup, although the human acetabulum (hip socket) is an irregular shape. The Company believes that the application module for this application, when developed, would enable the computer-controlled robot to prepare an accurate bed for the implant, based on its specifications, and could prepare an irregularly shaped socket for a custom or anatomically-shaped acetabular component. The three-dimensional capability of the ORTHODOC would better enable it to determine and display the irregular shape of the acetabulum and instruct the robot to prepare the proper socket. This procedure potentially could solve the problem of leg-length discrepancies which often originate at the acetabulum.

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

     The Company's products are marketed and sold in Europe, the Middle East and Africa through Spark 1(st) Vision GmbH & Co. KG, a German company. The distributor is obligated to purchase a minimum of 24 ROBODOC systems during 2000 and 32 ROBODOC systems during 2001. The distributor is required to pay the Company advance payments of $200,000 per month for the first six months of 2000, $300,000 per month for the remainder of 2000, and $400,000 per month for 2001, to be applied as a credit against the products purchased. However, the distributor has no minimum purchase or advance payment obligation after 2001, even though it will retain exclusive rights to distribute the Company's products in Europe, the Middle East and Africa through 2003. The distributor's only obligation to the Company after 2001 is to pay for products that it purchases. The Company will continue to receive service contract revenues and bear the cost of maintenance, training and customer support. The distribution agreement will eliminate marketing; sales and administrative expenses associated with the Company's European activities and provide the Company with a more predictable source of revenues based upon the minimum purchase commitments of the distributor.

     As of March 30, 2000 the Company had only received the advance payments from the distributor for January, and had not received any orders from the German distributor for the Company's products.

     To date, the Company's products have been marketed primarily in Germany, Switzerland and Austria. Over 2,450 THA surgeries have been performed with the ROBODOC Systems at a clinic in Frankfurt, Germany since August 1994. As result of a significant increase in the number of THA surgeries performed at the clinic with the ROBODOC System, the clinic purchased a third ROBODOC System in 1999. The Company has been marketing the ORTHODOC to hospitals, orthopaedic surgeons and implant manufacturers in the United States since early 1998.

     The NeuroMate System is marketed in Japan through a Japanese distributor and in the United States through a direct sales force.

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

     Consumables, including sterile drapes, bone screws and cutters, are also manufactured by outside vendors according to the Company's specification and are inspected upon receipt to ensure that these specifications are consistently met. The Company purchases these items in quantity and distributes them on a per order basis. The Company also coordinates the packaging and sterilization of certain items. The Company's policy is to procure its consumables from vendors that it approves after ensuring that the goods comply with the Company's sterilization requirements.

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

RESEARCH AND DEVELOPMENT

     Since its inception, the Company's research and development activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications and operating software for these products. The Company incurred research and development expenses of approximately $5,581,000 and $6,603,000 in connection with the development of the ROBODOC System, the ORTHODOC and the NeuroMate System for the years ended December 31, 1999 and December 31, 1998, respectively.

     The Company offers its customers hardware and software packages for primary and revision hip surgery and functional neurosurgery. Revision hip surgery, which was developed in collaboration with IBM and Johns Hopkins University was funded in part by a grant from the National Institute for Standards and Technology (Advanced Technology Program) of the United States Department of Commerce ("NIST"). Hip revision surgery generally is difficult, time consuming and complex. The metal in the existing implant distorts x-ray images used for planning the surgery, obstructing the remaining bone and, if a cemented implant is to be replaced, the location of the cement mantle. The removal of the cement mantle without removing any of the remaining thin bone structure is a major challenge for the surgeon. The Company believes that its patented hip revision application module improves surgical planning for hip revision surgery and enables the robot to remove cement more precisely than if the hip revision procedure were performed manually.

     Under the terms of the NIST grant, the Company, IBM and Johns Hopkins University are entitled to reimbursement for 49% of the expenses incurred in connection with the project for a period of three years. The maximum amount of expenses subject to reimbursement under the grant is approximately $4,000,000, so that not more than $1,960,000 in expenses may be reimbursed in the aggregate to the Company, IBM and Johns Hopkins University under the grant. The Company had incurred research and development expenses of approximately $2,471,000 in connection with the NIST project through December 31, 1998. As of December 31, 1998, the Company had received approximately $831,000 under the terms of the grant. All expenses related to the grant were submitted and paid through March of 1999 thereby closing the grant.

     The Company offers a number of lines of prostheses in its software library of hip implants on its ORTHODOC. It is expanding the library to include multiple implant lines, revision stems, and custom-made prostheses. In 1999, the Company received orders from Howmedica (a division of Stryker Corporation), DePuy Inc. (a subsidiary of Johnson & Johnson), Aesculap, AG & Co. KG, Zimmer Inc. (a subsidiary of Bristol-Myers Squibb Company) and PLUS Endoprothetik A.G. to add their respective hip prostheses to its existing software library. When completed, the ROBODOC System will support 14 lines of popular prostheses from seven of the largest orthopaedic companies in the world. The Company will further expand the library of implants used at clinical sites to include multiple implant lines, revision stems, and custom-made prostheses.

The Company has also commenced work with respect to the application of the base technology for total knee replacement and acetabular cup replacement.

     IMMI is the recipient of an interest-free loan from ANVAR (a national agency in France established to aid research and development projects) in the amount of approximately $153,400. This loan provided funding for the development of the NeuroMate System for spine surgery. This project is currently in its first phase of development in connection with a University hospital in Lille, France. Under certain conditions (e.g., if at the completion of the project it is not deemed a "success") there will be no requirement to repay the loan.

     IMMI also is the recipient of a grant from ANVAR in the amount of approximately $222,000, of which IMMI had received $174,000 as of December 31, 1998. This grant funds 50% of the cost to build and install NeuroMate Systems at two clinics in France as well as the costs to perform a clinical study at these sites over a period of fifteen months commencing March 1997.

COMPETITION

     The principal competition for the ROBODOC System is manual surgery performed by orthopaedic surgeons, using surgical power tools and manual devices. The providers of these instruments are the major orthopaedic companies, which include Howmedica, Inc. (a division of Stryker Corporation), located in New York; Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb), located in Indiana; Johnson & Johnson Orthopaedics, Inc. (a subsidiary of DePuy Inc.), located in New Jersey; DePuy, Inc., located in Indiana; Biomet, Inc. located in Indiana; and Osteonics, Inc. (a subsidiary of the Stryker Corporation), located in New Jersey. The principal competitor, Orto MAQUET, a manufacturer of operating tables located in Germany, has entered the market with a device intended to compete with ROBODOC. Orto MAQUET's system uses only pin-based registration which requires a preliminary surgical procedure to place pins prior to performing hip replacement surgery.

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

     The Company's ROBODOC System represents a significant technological advancement with respect to the manner in which THR surgery is performed. The Company's image-directed, computer-controlled, robotic technology is intended to complement surgeons in performing THA and other orthopaedic surgeries. Although there are companies which market technologically advanced surgical tools used by surgeons in performing orthopaedic surgeries, including passive robot systems that direct the surgeon in planning and performing surgical procedures (e.g., aiming and holding devices), the Company believes that the ROBODOC System is the most technologically advanced active robotic system that performs a key segment of THA surgery (i.e., milling a bone cavity) under the supervision of a surgeon.

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

     The Company has been issued four U.S. patents, including one for revision surgery procedures and pinless THA surgery procedures. The Company has filed seven patent applications covering various aspects of its technology. In addition, IBM has agreed not to assert infringement claims against the Company with respect to an IBM patent relating to robotic medical technology, to the extent such technology is used in the Company's products. Furthermore, significant portions of the ORTHODOC and ROBODOC System software are protected by copyrights. IBM has granted the Company a royalty-free license for the underlying software code for the ROBODOC System. In addition, the Company has registered the marks ROBODOC and ORTHODOC.

     Our U.S. patents include:

      -- Computer assisted software system for planning and performing hip revision surgery;

      -- Computer assisted system and method for creating cavities in the femur that will accept a prosthesis;

      -- Computer system and method for creating a pre-operative surgical plan for hip replacement surgery ; and

      -- Method for orienting real patient anatomy to a digital image of the patient's anatomy.

GOVERNMENT REGULATION

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA and by foreign and state governments. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

     Following a pre-filing meeting with representatives of the FDA in early 1998, the Company stated that it intended to file its pre-market approval application to market the ROBODOC System with the FDA as part of the PMA submission review process (which process is intended to expedite the FDA's formal pre-market approval process). The Company has deferred the filing of its pre-market approval application with the FDA so that it may incorporate the DigiMatch anatomically based registration technology and possibly other technical developments, as part of its pre-market approval application. The Company believes, based upon discussions with representatives of the FDA, that the incorporation of the DigiMatch System will enhance its prospects for obtaining FDA approval. There can be no assurance as to when or if the FDA will grant PMA approval to the ROBODOC System or that such approval, if obtained, will not include unfavorable limitations or restrictions.

     After receipt of PMA approval, if any, the Company expects that the FDA would consider new surgical applications for the ROBODOC System to be new indications for use, which generally would require FDA approval of a PMA supplement or, possibly a new PMA. The FDA is also likely to require additional approvals before the agency will permit the Company to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in the ROBODOC System. The FDA likely will require new clinical data to support new indications and enhanced technological characteristics.

     In February 1996, the Company filed a 510(k) submission for the ORTHODOC as a stand-alone device. This 510(k) was the first product submission filed by the Company with the FDA. In January 1997, the ORTHODOC received clearance from the FDA for marketing in the United States. The NeuroMate System received 510(k) clearance from the FDA for marketing in the United States in May 1997. Medical device companies may make regulatory decisions that certain non-significant modifications to a 510(k) cleared product do not require additional regulatory submissions or notifications.

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

     Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval provided certain requirements are met. Unapproved products subject to the PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. To obtain FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA that may include documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

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

EMPLOYEES

     As of March 3, 2000, the Company had 81 full time employees, including 41 in research and development, 7 in manufacturing, 9 in regulatory affairs and quality assurance, 14 in sales and marketing and 10 in administration. Except for the employees of IMMI, none of the Company's employees is covered by a collective bargaining agreement. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's executive offices and principal production facilities, comprising a total of approximately 30,500 square feet of space, are located in Davis, California. The Company occupies the facilities in Davis pursuant to a lease that expires in September 2004. The lease provides for rent of $30,000 per month (plus real estate taxes and assessments, utilities and maintenance), through May 31, 1999, subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of stockholders was held on November 17th, 1999 to approve the issue and sale to ILTAG International Licensing Holding S.A.L. ("ILTAG"), Bernd Herrmann and Urs Wettstein of an aggregate of 2,922,396 shares of Common Stock and warrants to purchase an additional number of shares of Common Stock that would give them 40% of the fully diluted Common Stock, for a purchase price of $4 million pursuant to a Stock and Warrant Purchase Agreement dated as of October 1, 1999. The Company issued three year warrants to purchase an additional 11,700,000 shares of Common Stock at an exercise price of $1.02656 per share to fulfill the terms of the agreement. At the special meeting 4,254,806 shares were voted for the sale, 52,510 shares were voted against the sale and 479,734 shares abstained.

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

     Set forth below are the high and low closing sale prices for the Common Stock and Warrants on the Nasdaq SmallCap Market for each quarter since January 1, 1998.

                                                    COMMON STOCK          WARRANTS
                                                      ("RDOC")           ("RDOCW")
                                                   ---------------    ----------------
QUARTER ENDED 1999                                 HIGH      LOW       HIGH      LOW
------------------                                 -----    ------    ------    ------
March 31, 1999...................................  $3.938   $1.031    $1.031    $0.406
June 30, 1999....................................  $2.969   $1.031    $1.500    $0.250
September 30, 1999...............................  $4.125   $2.500    $2.344    $1.000

December 31, 1999................................  $2.750   $1.438    $1.125    $0.375

               QUARTER ENDED 1998
               ------------------
March 31, 1998...................................  $5.875   $3.938    $1.813    $1.125
June 30, 1998....................................  $7.313   $4.875    $2.750    $1.250
September 30, 1998...............................  $5.000   $3.000    $1.563    $0.688
December 31, 1998................................  $4.563   $2.563    $1.250    $0.438

     (b) As of March 17, 1999, there were 119 holders of record of the Common Stock and 10 holders of record of the Warrants. The Company believes that as of March 17, 1999 there were approximately 1,500 and 400 beneficial owners of Common Stock and Warrants, respectively.

     (c) On December 14, 1999, the Registrant sold an aggregate of 2,922,396 shares of Common Stock and warrants to purchase an additional 11,700,000 shares of Common Stock to ILTAG, Bernd Herrmann and Urs Wettstein for a total purchase price of $4,000,000. The sale was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D. Each of the purchasers is an accredited investor.
---------------

* No trading activity has been reported by the Pacific Exchange.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis relates to the consolidated operations of Integrated Surgical Systems, Inc. and should be read in conjunction with the consolidated financial statements of Integrated Surgical Systems, Inc., including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Net Sales. Net Sales for the year ended December 31, 1999 increased by approximately $100,000 or 1.5% to $6,241,000 compared to $6,146,000 for year ended December 31, 1998. This increase in net sales is due to increase in the sales of Neuromate systems, service contracts and implant software libraries.

     Cost of Sales. Cost of sales for 1999 was $3,564,000 or 57% of net sales as compared to $3,413,000 or 56% of net sales for the prior year.

     Selling, General and Administrative. Selling, general and administrative expenses for 1999 were $6,589,000 compared to $6,348,000 for 1998. Selling, general and administrative expenses increased by 2% as a percentage of sales.

     Research and Development. Expenses for research and development during 1999 decreased by 15% to $5,581,000 from $6,603,000 during 1998. During 1999, the Company concentrated on its' core products and technologies in order to strengthen its' position in the marketplace. This concentration led to the decrease in R&D expenditures in non-core areas and therefore, the lower level of expenditures in 1999.

     During 1999, the Company amortized $839,000 of identified intangible assets acquired in the ISS-SA transaction in 1997. This charge was equal to the amount recorded in 1998.

     Interest Income and Expense. For 1999, interest income amounted to $198,000 compared to $241,000 in 1998. The difference is the result of generally lower average cash balances during the year. During the 1999 year, the Company also made borrowings against a revolving line of credit, and had other interest expenses which, in total, generated interest expense in the amount of $198,000.

     Foreign Currency Gain (Loss). Losses incurred in connection with foreign currency transactions amounted to $183,000 in 1999 as a result of exchange rates that strengthened the U.S. Dollar relative to European currencies. In 1998, transaction gains were approximately $129,000.

     Other Income and Expense. Other expense for 1999 amounted to $491,000 compared to other expense of $270,000 for the same period in 1998. As of December 31, 1999, the Company owned approximately 27% of the outstanding shares of Marbella High Care B.V. ("MBHC") and accounts for its investment under the equity method. The Company recorded expenses relating to its investment and advances in MBHC of $480,000 and $317,000 for years ended December 31, 1999 and 1998, respectively. These charges are included in other income (expense).

     Preferred Stock Accretion. During 1999, the Company entered into private placement agreements whereby the Company's Series B, C, D & E Convertible Preferred Stock issues were placed with private investors. The terms of the preferred stock include a Beneficial Conversion Feature. The values assigned to the Beneficial Conversion Feature, as determined using the quoted market prices of the Company's common stock on the dates the Series B, C, D & E Preferred Stock were sold, amounted to $176,000, $144,000, $353,000 and $529,000 respectively, which represented a discount to the values of the Series B, C, D & E Preferred Stocks (the "Discount"). The Discounts are being accreted using the vesting terms through January 27, 2000. Approximately $1,423,000 of the Discounts were accreted in 1999 including $240,000 attributable to the Series A Preferred issued in 1998.

     Net Loss. The net loss applicable to common stockholders for 1999 increased by 8.8% from $10,644,000 in 1998 to $11,578,000 in 1999. The increase in the loss is due primarily to an increase in the foreign currency transaction loss versus a gain in 1998, the write-off of the Company's investment in MBHC, and amounts attributable to the preferred stock accretion in connection with the private placements in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $46.5 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

     The Company used cash from operating activities of approximately $8,375,000 and $8,673,000 in 1999 and 1998, respectively. Net cash used for operations in each of these periods resulted primarily from the net loss. Cash used for operations in 1998 reflected an increase in accounts receivable and inventories. Cash used for operations in 1999 reflected a decrease in accounts receivable, an increase in inventories and a decrease in value added taxes payable and other current liabilities.

     Investing activities provided $1,771,000 of cash in 1999. The sale of short term investments, purchased in 1998 provided $2,039,000 of cash in 1999. The Company used cash in investing activities of approximately $4,258,000 in 1998. The Company's other investing activities have consisted primarily of expenditures for property and equipment that totaled approximately $410,000 and $1,746,000 in 1999 and 1998, respectively.

     Cash provided from financing activities from inception through 1999 is comprised principally of the net cash proceeds from the sale of a convertible note in the principal amount of $3,000,000 that, along with the accrued interest of $1,224,000, was converted into a warrant to purchase Common Stock, as part of the recapitalization of the Company in December 1995. Cash was also provided by the sale of convertible preferred stock and warrants in the amount of $14,676,000 in 1995. These were converted into Common Stock and warrants to purchase Common Stock in December 1995 and November 1996 in the amounts of $11,734,000 and $2,942,000 respectively. The sale of Common Stock and warrants provided an additional source of cash as a result of the Company's initial public offering in November 1996 and its' European offering of Common Stock in November 1997 in the amounts of $6,137,000 and 8,440,00 respectively. Furthermore, the Company sold five series of convertible preferred stock and warrants during 1998 and 1999 that provided additional cash. Cash provided was: $3,300,400 from series A in September, 1998, $911,000 from Series B in March 1999, $658,000 from Series C in June 1999, $1,862,000 in June 1999 from Series D and $2,819,000 from Series E in July 1999. In December 1999, the Company sold 2,922,396 shares of Common Stock and warrants to purchase an additional 11,700,000 shares of Common Stock to three private investors for $3,657,000, net of offering expense. In 1998, the Company established a $1.5 million revolving credit facility with a bank which has been subsequently closed.

     The Company believes that it has developed a viable plan to address the going concern issues raised by its independent auditors and that its plan will enable the Company to continue as a going concern through the end of 2000. This plan includes the expansion of the geographic markets in which its products are sold, new applications for its products, the consummation of equity financings in amounts sufficient to fund further growth, to attain its product development and marketing objectives and meet its working capital demands, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

YEAR 2000 COMPLIANCE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its upgrade and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTION AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

EXHIBIT                           DESCRIPTION
-------                           -----------
  3.1     Form of Certificate of Incorporation of the Registrant, as
          amended.(1)
  3.2     By-laws of the Registrant.(2)
  3.3     Certificate of Designations for Series D Convertible
          Preferred Stock.(3)
  3.4     Certificate of Designations for Series F Convertible
          Preferred Stock.(4)
  4.1     Form of warrant issued to the underwriters for the
          Registrant's initial public offering in November 1996.(2)
  4.2     Form of Warrant Agreement relating to the Registrant's
          Redeemable Common Stock Purchase Warrants.(2)
  4.3     Specimen Common Stock Certificate.(2)
  4.4     Specimen Warrant Certificate (included as Exhibit A to
          Exhibit 4.2 herein).(2)
  4.5     1998 Stock Option Plan.(5)
  4.6     Employee Stock Purchase Plan.(5)
  4.7     Common Stock Purchase Warrant issued by the Registrant to
          International Business Machines Corporation ("IBM"), dated
          February 6, 1991, as amended (included as Exhibit J to
          Exhibit 10.5 herein).(2)
  4.8     Stockholders' Agreement between the Founders of the
          Registrant and IBM, dated February 6, 1991, as amended.(2)
  4.9     Common Stock Purchase Warrant issued by the Registrant to
          IBM, dated December 21, 1995 (included as Exhibit I to
          Exhibit 10.5 herein).(2)
  4.10    Series D Preferred Stock Purchase Warrant issued by the
          Company to IBM, dated December 21, 1995 (included as Exhibit
          H to Exhibit 10.5 herein).(2)
  4.11    Warrant issued by the Registrant to Sutter Health, Sutter
          Health Venture Partners ("Sutter Health VP") and Keystone
          Financial Corporation ("Keystone"), dated December 21, 1995
          (included as Exhibits K, L and M, respectively, to Exhibit
          10.5 herein).(2)

EXHIBIT                           DESCRIPTION
-------                           -----------
  4.12    Registration Rights Agreement among the Registrant, IBM,
          John N. Kapoor Trust ("Kapoor"), EJ Financial Investments V,
          L.P. ("EJ Financial"), Keystone, Sutter Health and Sutter
          Health VP, dated as of December 21, 1995 (included as
          Exhibit G to Exhibit 10.5 herein).(2)
  4.13    1995 Stock Option Plan, as amended.(2)
  4.14    Series D Preferred Stock Purchase Warrant issued by the
          Registrant to IBM, dated February 29, 1996 (together with
          the warrant referred to in Exhibit 4.10, the "Series D
          Warrants").(2)
  4.15    Letter Agreement between the Registrant and IBM dated
          October 29, 1997, amending the Series D Warrants and the
          Series D Preferred Stock and Warrant Purchase Agreement
          among the Registrant, IBM and EJ Financial, dated December
          21, 1995.(6)
  4.16    Form of warrant issued to CA IB Investmentbank
          Aktiengesellschaft and Value Management & Research GmbH.(6)
  4.17    Preferred Stock Purchase Agreement for Series D Convertible
          Preferred Stock.(3)
  4.18    Preferred Stock Purchase Agreement for Series F Convertible
          Preferred Stock.(4)
  4.19    Form of warrant issued to purchasers of Series A Convertible
          Preferred Stock.(7)
  4.20    Form of warrant issued to purchasers of Series B Convertible
          Preferred Stock.(8)
  4.21    Form of warrant issued to purchasers of Series C Convertible
          Preferred Stock.(3)
  4.22    Form of warrant issued to purchasers of Series D Convertible
          Preferred Stock.(3)
  4.23    Form of warrant issued to purchasers of Series E Convertible
          Preferred Stock.(9)
  4.24    Form of warrant issued to purchasers of Series F Convertible
          Preferred Stock.(4)
  4.25    Form of Registration Rights Agreement for Series D
          Convertible Preferred Stock financing.(3)
  4.26    Form of Registration Rights Agreement for Series F
          Convertible Preferred Stock financing.(4)
  4.27    Form of warrant dated December 14, 1999 issued to ILTAG
          International Licensing Holding S.A.L., Bernd Herrmann and
          Urs Wettstein (included as Exhibit B to Exhibit 10.12).
  4.28    Form of Registration Rights Agreement dated December 14,
          1999 among the Registrant, ILTAG International Licensing
          Holding S.A.L., Bernd Herrmann and Urs Wettstein (included as Exhibit C to Exhibit 10.12).
 10.1     Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991.(2)
 10.2     License Agreement between the Registrant and IBM, dated
          February 4, 1991.(2)
 10.3     Series B Preferred Stock Purchase Agreement among the
          Registrant, Sutter Health and The John N. Kapoor Trust,
          dated as of April 10, 1992.(2)
 10.4     Series C Preferred Stock Purchase Agreement among the
          Registrant, Sutter Health and Keystone, dated as of November
          13, 1992, as amended December 13, 1995.(2)
 10.5     Series D Preferred Stock and Warrant Purchase Agreement
          among the Registrant, IBM and EJ Financial, dated December
          21, 1995.(2)
 10.6     Investors Agreement among the Registrant, IBM, Wendy
          Shelton-Paul Trust, William Bargar, Brent Mittelstadt, Peter
          Kazanzides, Kapoor, Sutter Health, Sutter Health VP and EJ
          Financial, dated as of December 21, 1995 (included as
          Exhibit F to Exhibit 10.5 herein).
 10.7     Employment Agreement between the Registrant and Ramesh
          Trivedi, dated December 8, 1995.(2)
 10.8     License Agreement between the Registrant and IBM, dated
          February 4, 1991.(2)
 10.9     Agreement for the Purchase and Use of Sankyo Industrial
          Products between the Registrant and Sankyo Seiki (American)
          Inc. dated November 1, 1992.(2)
 10.10    Stock Purchase Agreement dated as of September 5, 1997
          between the Registrant and the holders of the outstanding
          capital stock of Innovative Medical Machines International,
          S.A.(6)

EXHIBIT                           DESCRIPTION
-------                           -----------
 10.11    Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding
          capital stock of Innovative Medical Machines International,
          S.A.(6)
 10.12    Stock and Warrant Purchase Agreement dated as of October 1,
          1999 among the Registrant, ILTAG International Licensing
          Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
 10.13    Distribution Agreement dated November 12, 1999 between the
          Registrant and Spark 1st Vision GmbH & Co. KG.
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
 27.1     Financial Data Schedule.

---------------
 (1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

 (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.

 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-83067), declared effective on October 14, 1999.

 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-30422), declared effective on February 22, 2000.

 (5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

 (6) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-31481), declared effective on November 14, 1997.

 (7) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-66133), declared effective on January 14, 1999.

 (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.

 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1999.

(10) Incorporated by reference to the Registrant's proxy statement dated October 5, 1999.

 (b) Reports on Form 8-K:

     The Registrant filed a Form 8-K dated December 14, 1999 reporting a change in control of the Registrant (Item 1) and that it had entered into a distribution agreement for Europe, the Middle East and Africa (Item 5).

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

                                          INTEGRATED SURGICAL SYSTEMS, INC.

                                          By: /s/ RAMESH C. TRIVEDI
                                            ------------------------------------
                                            Ramesh C. Trivedi, President
                                            (Principal Executive Officer)

                                          By: /s/ LOUIS J. KIRCHNER
                                            ------------------------------------
                                            Louis J. Kirchner, Chief Financial
                                              Officer
                                            (Principal Financial and Accounting
                                              Officer)

Dated: March 29, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 29, 2000 in the capacities indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

/s/ RAMESH C. TRIVEDI                                    Chief Executive Officer, President and a
-----------------------------------------------------    Director (Principal Executive Officer)
Ramesh C. Trivedi

/s/ LOUIS J. KIRCHNER                                    Chief Financial Officer (Principal Financial
-----------------------------------------------------    and Accounting Officer)
Louis J. Kirchner

/s/ FALAH AL-KADI                                        Chairman of the Board
-----------------------------------------------------
Falah Al-Kadi

/s/ JOHN N. KAPOOR                                       Director
-----------------------------------------------------
John N. Kapoor

/s/ BERND HERRMANN                                       Director
-----------------------------------------------------
Bernd Herrmann

/s/ URS WETTSTEIN                                        Director
-----------------------------------------------------
Urs Wettstein

                       INTEGRATED SURGICAL SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheet at December 31, 1999.............  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998................................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999 and 1998....................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998................................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $45,800,979 as of December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

Sacramento, California
March 10, 2000

                       INTEGRATED SURGICAL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1999

                                  ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,918,016
  Accounts receivable less allowance for doubtful accounts
     of $345,466............................................       634,216
  Inventory.................................................     3,332,191
  Other current assets......................................       526,927
                                                              ------------
Total current assets........................................     7,411,350
Net property and equipment..................................       905,001
Leased equipment, net.......................................       638,357
Long-term net investment in sales-type leases...............       433,985
Intangible assets, net......................................     2,175,938
Other assets................................................        12,558
                                                              ------------
                                                              $ 11,577,189
                                                              ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,648,124
  Value added taxes payable.................................        78,408
  Accrued payroll and related expenses......................       386,418
  Customer deposits.........................................     1,047,066
  Accrued product retrofit costs............................       207,953
  Current portion of bank loans.............................       114,433
  Other current liabilities.................................       485,893
                                                              ------------
Total current liabilities...................................     3,968,295
Note payable................................................       153,400
Commitments and contingencies (Notes 1, 10 and 11)
Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 1,000,000
     shares authorized, 2,925 shares issued and outstanding
     ($2,925,000 aggregate liquidation value)...............            29
  Common stock, $0.01 par value, 50,000,000 shares
     authorized; 14,291,915 shares issued and outstanding...       142,919
  Additional paid-in capital................................    53,631,218
  Deferred stock compensation...............................       (10,513)
  Preferred stock discount..................................       (19,853)
  Accumulated other comprehensive loss......................      (487,327)
  Accumulated deficit.......................................   (45,800,979)
                                                              ------------
Total stockholders' equity..................................     7,455,494
                                                              ------------
                                                              $ 11,577,189
                                                              ============

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Net sales...................................................  $  6,240,842    $  6,146,434
Cost of sales...............................................     3,563,943       3,413,221
                                                              ------------    ------------
                                                                 2,676,899       2,733,213
Operating expenses:
  Selling, general and administrative.......................     6,589,222       6,347,592
  Research and development..................................     5,580,648       6,602,550
                                                              ------------    ------------
                                                                12,169,870      12,950,142
Other income (expense):
  Interest income...........................................       197,551         240,959
  Interest expense..........................................      (198,479)       (124,095)
  Foreign currency gain (loss)..............................      (183,197)        129,158
  Other, net................................................      (491,480)       (269,737)
                                                              ------------    ------------
Loss before provision for income taxes......................   (10,168,576)    (10,240,644)
Provision for income taxes..................................       (13,155)         27,235
                                                              ------------    ------------
Net loss....................................................   (10,155,421)    (10,267,879)
Preferred stock accretion...................................    (1,422,500)       (376,264)
                                                              ------------    ------------
Net loss applicable to common stockholders..................  $(11,577,921)   $(10,644,143)
                                                              ============    ============
Basic and diluted net loss per share........................  $      (1.47)   $      (1.91)
                                                              ============    ============
Shares used in computing basic net loss per share...........     7,896,171       5,584,639
                                                              ============    ============

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               CONVERTIBLE
                                             PREFERRED STOCK       COMMON STOCK        ADDITIONAL      DEFERRED     PREFERRED
                                             ---------------   ---------------------     PAID-IN        STOCK         STOCK
                                             SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL     COMPENSATION    DISCOUNT
                                             ------   ------   ----------   --------   -----------   ------------   ----------
Balance at December 31, 1997...............      --     --      5,503,390     55,034   $38,219,836    $(239,530)            --
 Exercise of stock options.................      --     --        142,010      1,420        14,313           --             --
 Issuance of stock options to consultant...      --     --             --         --       208,386           --             --
 Sale of common stock warrants.............      --     --             --         --         6,930           --             --
 Sale of convertible preferred stock and
   warrants, net of offering expenses......   3,520     35          5,000         50     3,300,362           --             --
 Stock compensation expense................      --     --             --         --       (22,540)     153,892             --
 Preferred stock discount..................      --     --             --         --       616,000           --       (616,000)
 Preferred stock accretion.................      --     --             --         --            --           --        376,264
 Comprehensive loss:
   Net loss................................      --     --             --         --            --           --             --
   Unrealized gains of securities..........      --     --             --         --            --           --             --
   Foreign currency translation
     adjustments...........................      --     --             --         --            --           --             --
 Comprehensive loss........................      --     --             --         --            --           --             --
                                             ---------------------------------------------------------------------------------
Balance at December 31, 1998...............   3,520     35      5,650,400   $ 56,504   $42,343,287    $ (85,638)    $ (239,736)
 Exercise of stock options.................      --     --         80,546        806         4,982           --             --
 Stock compensation, non-employees.........      --     --         30,351        304       204,123           --             --
 Stock compensation, employees.............      --     --         10,335        103        48,175       75,125             --
 Sale of common stock and warrants.........      --     --      2,922,396     29,224     3,627,865           --             --
 Sale of convertible preferred stock and
   warrants, net of offering expenses......   6,750     67          9,640         96     6,255,978           --             --
 Conversions of preferred stock............  (7,345)   (73)     5,588,247     55,882       (55,809)          --             --
 Preferred stock discount..................      --     --             --         --     1,202,617           --     (1,202,617)
 Preferred stock accretion.................      --     --             --         --            --           --      1,422,500
 Comprehensive loss:
   Net loss................................      --     --             --         --            --           --             --
   Adjustment to unrealized gains on
     available-for-sale securities.........      --     --             --         --            --           --             --
   Foreign currency translation
     adjustments...........................      --     --             --         --            --           --             --
   Comprehensive loss......................      --     --             --         --            --           --             --
                                             ---------------------------------------------------------------------------------
Balance at December 31, 1999...............   2,925    $29     14,291,915   $142,919   $53,631,218    $ (10,513)    $  (19,853)
                                             =================================================================================

                                              ACCUMULATED
                                                 OTHER                         TOTAL
                                             COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS
                                                INCOME         DEFICIT         EQUITY
                                             -------------   ------------   ------------
Balance at December 31, 1997...............   $   26,272     $(23,578,915)  $ 14,482,697
 Exercise of stock options.................           --               --         15,733
 Issuance of stock options to consultant...           --               --        208,386
 Sale of common stock warrants.............           --               --          6,930
 Sale of convertible preferred stock and
   warrants, net of offering expenses......           --               --      3,300,447
 Stock compensation expense................           --               --        131,352
 Preferred stock discount..................           --               --             --
 Preferred stock accretion.................                      (376,264)            --
 Comprehensive loss:
   Net loss................................           --      (10,267,879)   (10,267,879)
   Unrealized gains of securities..........       50,626               --         50,626
   Foreign currency translation
     adjustments...........................      130,318               --        130,318
                                                                            ------------
 Comprehensive loss........................           --               --    (10,086,935)
                                                                            ------------
                                             -------------------------------------------
Balance at December 31, 1998...............   $  207,216     $(34,223,058)  $  8,058,610
 Exercise of stock options.................           --               --          5,788
 Stock compensation, non-employees.........           --               --        204,427
 Stock compensation, employees.............           --               --        123,403
 Sale of common stock and warrants.........           --               --      3,657,089
 Sale of convertible preferred stock and
   warrants, net of offering expenses......           --               --      6,256,141
 Conversions of preferred stock............           --               --             --
 Preferred stock discount..................           --               --             --
 Preferred stock accretion.................           --       (1,422,500)            --
 Comprehensive loss:
   Net loss................................           --      (10,155,421)   (10,155,421)
   Adjustment to unrealized gains on
     available-for-sale securities.........      (50,626)              --        (50,626)
   Foreign currency translation
     adjustments...........................     (643,917)              --       (643,917)
                                                                            ------------
   Comprehensive loss......................           --               --    (10,849,964)
                                                                            ------------
                                             -------------------------------------------
Balance at December 31, 1999...............   $ (487,327)    $(45,800,979)  $  7,455,494
                                             ===========================================

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Cash flows from operating activities:
Net loss....................................................  $(10,155,421)   $(10,267,879)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       576,812         579,666
  Amortization of intangible assets.........................       839,040         839,040
  Stock compensation, employees.............................       123,403         131,352
  Stock compensation, non-employees.........................       204,427         208,386
  Gain on short-term investments............................       (65,309)         50,626
  Equity in net loss of Marbella High Care B.V. ............            --         317,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     1,214,882        (478,596)
    Inventory...............................................      (996,248)     (1,110,320)
    Other current assets....................................       (96,260)          9,188
    Accounts payable........................................       234,703          65,539
    Value added taxes payable...............................      (242,733)        (91,098)
    Accrued payroll and related expenses....................       (54,996)         54,655
    Customer deposits.......................................       109,418         757,604
    Accrued product retrofit costs..........................        72,605              --
    Other current liabilities...............................      (139,482)        262,217
    Note payable............................................            --            (203)
                                                              ------------    ------------
Net cash used in operating activities.......................    (8,375,159)     (8,672,823)
Cash flows from investing activities:
  Purchase of short-term investments........................            --      (2,024,278)
  Proceeds from sale of short-term investments..............     2,038,961              --
  Investment in Marbella High Care B.V. ....................            --        (563,273)
  Principal payments received on sales-type lease...........        92,489          88,425
  Purchases of property and equipment.......................      (410,384)     (1,746,127)
  Proceeds from sale of property and equipment..............        50,367              --
  Decrease (increase) in other assets.......................            --         (12,868)
                                                              ------------    ------------
Net cash provided (used) in investing activities............     1,771,433      (4,258,121)
Cash flows from financing activities:
  Proceeds from bank loans..................................        32,600         678,447
  Payments on bank loans....................................      (762,723)        (69,138)
  Proceeds from sale of preferred stock and warrants........     6,256,141       3,300,447
  Net proceeds from sale of common stock and warrants.......     3,657,089           6,930
  Proceeds from exercise of stock options...................         5,788          15,733
                                                              ------------    ------------
Net cash provided by financing activities...................     9,188,895       3,932,419
Effect of exchange rate changes on cash and cash
  equivalents...............................................       109,266         130,318
                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents........     2,694,435      (8,868,207)
Cash and cash equivalents at beginning of year..............       223,581       9,091,788
                                                              ------------    ------------
Cash and cash equivalents at end of year....................  $  2,918,016    $    223,581
                                                              ============    ============
Supplemental disclosure of cash flow information:
Cash paid for interest......................................  $     70,856    $    118,925

                            See accompanying notes.

                       INTEGRATED SURGICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Integrated Surgical Systems, Inc. (the "Company") was incorporated on October 1, 1990 in Delaware. The Company develops, manufactures, markets and services computer-controlled, image-directed robotic products for surgical applications. The Company's principal product is the ROBODOC(R) Surgical Assistant System (ROBODOC(R)), which is designed for orthopedic applications. ROBODOC(R) is currently marketed in Europe and the Middle East.

     On September 5, 1997, the Company acquired all of Innovative Medical Machines International, S.A.'s issued and outstanding capital stock, stock warrants and convertible debt in a transaction accounted for as a purchase. In April 1999 Innovotive Medical Machines International S.A. was renamed Integrated Surgical Systems, S.A. (ISS-SA). ISS-SA develops, manufactures and markets image guided robotic devices for surgical applications. Its principal product is the NeuroMate(R), a computer controlled surgical robot supporting neurosurgical procedures.

     On June 1, 1994, the Company acquired all shares of Gasfabriek Thijssen Holding BV (later renamed Integrated Surgical Systems BV), a non-operating Netherlands corporation, for approximately $4,000. The acquisition was accounted for as a purchase. Integrated Surgical Systems BV (ISS-BV) purchases and licenses products and technology from Integrated Surgical Systems, Inc. for distribution in Europe and other markets.

     The Company has incurred recurring operating losses and has an accumulated deficit of $45,800,979 as of December 31, 1999. The report of independent auditors on the Company's December 31, 1999 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of 2000. This plan includes the expansion of the geographical markets in which its products are sold, new applications for its products, the consummation of equity financings in amounts sufficient to fund further growth, attain its product development and marketing objectives and meet its working capital demands, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of ISS-SA and ISS-BV are measured using their respective local currencies. The subsidiary balance sheet accounts are translated at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. Translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gain (loss) was ($183,197) and $129,158 during the years ended December 31, 1999 and December 31, 1998, respectively.

                       INTEGRATED SURGICAL SYSTEMS, INC.

REVENUE RECOGNITION

     Revenues from sales without significant Company obligations beyond delivery are recognized upon delivery of the products and transfer of title. Revenues pursuant to agreements which include significant Company obligations beyond delivery are deferred until the Company's remaining obligations are insignificant. Revenues are recognized net of any deferrals for estimated future contractual liabilities. Estimated future product retrofit costs for ROBODOC(R) sold for clinical trials have been accrued in the accompanying financial statements. Future retrofit costs are those expected to be required to update ROBODOC(R) to the equivalent level of performance expected to be approved by the Food and Drug Administration ("FDA").

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT DISTRIBUTOR (SEE NOTE 15)

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company invests its excess cash in various investment grade, interest-bearing securities. As of December 31, 1999, cash equivalents and short-term investments consisted of money market mutual funds. The Company has not experienced any losses on such investments.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1999, the Company's entire portfolio of investments is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity.

     The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, over the estimated life of the security. Such amortization is included in interest income. Realized gains are included in other income (expense) in the statement of operations. The cost of securities sold is based on the specific identification method.

     For purposes of reporting cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

                       INTEGRATED SURGICAL SYSTEMS, INC.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying values of the bank loans approximate their fair values as of December 31, 1999, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

INTANGIBLE ASSETS

     The Company continually evaluates the value and future benefits of its intangible assets. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying value would be reduced to estimated net realizable value if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amounts of intangible assets resulting from these evaluations as of December 31, 1999.

     Intangible assets consist primarily of developed technology relating to the NeuroMate(R) system. In the opinion of the Company's management the developed technology was completed and had alternative future uses. Accumulated amortization on intangible assets was $1,957,760 on December 31, 1999. The estimated useful lives range from 3 to 5 years.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

NET INVESTMENT IN SALES-TYPE LEASES

     The net investment in sales-type leases consists of the following at December 31, 1999:

Total minimum lease payments receivable.....................  $ 686,444
Less unearned interest......................................    (78,062)
                                                              ---------
Net investment in sales type leases.........................    608,382
Less current portion (included in other current assets).....   (174,397)
                                                              ---------
Long-term net investment in sales-type leases...............  $ 433,985
                                                              =========

     The following represents future minimum lease payments to be received by the Company under its net investment in sales-type leases as of December 31, 1999:

2000......................................................   240,667
2001......................................................   240,667
2002......................................................   205,111
                                                            --------
                                                            $686,444
                                                            ========

OPERATING LEASES

     The Company leases certain of its ROBODOC systems to customers under cancelable operating leases. The typical lease period is 5 years and certain of the leases contain purchase options. The cost of equipment

                       INTEGRATED SURGICAL SYSTEMS, INC.

under operating leases as of December 31, 1999 was $774,029 and the related accumulated amortization thereon was $135,672.

INVENTORY

     Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the ROBODOC(R) and NeuroMate(TM) Systems. Inventory consists of the following at December 31, 1999:

Raw materials...............................................    $1,766,365
Work-in process.............................................       742,663
Finished goods..............................................       823,163
                                                                ----------
                                                                $3,332,191
                                                                ==========

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

SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     The Company recognized approximately 15% of its revenues from one customer during the year ended December 31, 1999 and 64% of its revenue from five customers each representing at least 10% of the Company's total revenue, during the year ended December 31, 1998. Foreign sales, substantially all to Western European countries, were approximately $5,794,000 and $6,005,000 for the years ended December 31, 1999 and December 31, 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and

                       INTEGRATED SURGICAL SYSTEMS, INC.

for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending March 31, 2001 and has not yet determined whether such adoption will have a material impact on the Company's financial statements.

     In December, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB states that all registrants are expected to apply the accounting and disclosures described it in. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its financial statements.

RECLASSIFICATIONS

     Certain amounts reported in prior years financial statements have been reclassified to conform with the 1999 presentation.

3.  SHORT-TERM INVESTMENTS

     The company held no marketable securities on December 31, 1999. As of December 31, 1998 marketable debt securities were all classified as available for sale and consisted of 1,849,000 shares of U.S. Treasury Strips and a 1-year certificate of deposit. The treasury strips had an original cost of $1,767,773 on August 11, 1998. The net unrealized holding gain as of December 31, 1998 of $50,626 was included as a separate component of stockholders' equity. The certificate of deposit had an original cost of $200,000.

     All of these marketable securities were sold during 1999 and all remaining income was realized as interest income in the Statement of Operations.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 1999:

ROBODOC and NeuroMate System equipment......................  $   937,201
Other equipment.............................................    1,722,089
Furniture and fixtures......................................      308,107
Leasehold improvements......................................       45,418
                                                              -----------
                                                                3,012,815
Less accumulated depreciation...............................   (2,107,814)
                                                              -----------
                                                              $   905,001
                                                              ===========

5.  INVESTMENT IN MARBELLA HIGH CARE B.V.

     As of December 31, 1999 the Company owned approximately 27% of the outstanding shares of Marbella High Care B.V. ("MBHC") and accounts for its investment under the equity method. The Company recorded expenses relating to its investment and advances in MBHC of $480,000 and $317,000 for years ended December 31, 1999 and 1998, respectively. These charges are included in other income (expense).

                       INTEGRATED SURGICAL SYSTEMS, INC.

6.  BANK LOANS AND NOTE PAYABLE

     Bank loans consist of the following at December 31, 1999:

Revolving line of credit established in July 1996 for five
  years with an available amount of $107,380 at December 31,
  1999, with interest accruing at 7.15% per annum. The
  amount available decreases quarterly by 5% of the original
  amount beginning October 1996.............................   107,380
Bank term loan with monthly principal and interest payments
  of approximately $1,762 over three years from May 1997,
  with interest accruing at 5.75% per annum.................     7,053
                                                              --------
                                                               114,433
Less current portion........................................   114,433
                                                              --------
Long-term bank loans........................................  $      0
                                                              ========

     The bank term loan is secured by substantially all of IMMI's tangible assets (with a net book value of approximately $1,041,000 at December 31, 1999) and is guaranteed by the Company.

     The Company received an interest free loan with a balance of $153,400 at December 31, 1999 from a grant organization for the development of a new system. In the case of failure of the project, the Company will have to repay approximately $38,000 of the loan. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. According to the contract, any such payments would be considered to be an advance repayment of the loan. The Company has not made any sales of this type through December 31, 1999.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

     As of December 31, 1999 the Company has reserved a total of 22,587,445 shares of common stock pursuant to Series D&E Convertible Preferred Stock, warrants and options outstanding and reserved for future issuance.

INITIAL PUBLIC OFFERING

     In November 1996, the Company sold in its initial public offering, a total of 1,525,000 shares of common stock at $5.00 per share and 3,272,754 warrants at $0.10 per warrant. In addition, the Company sold to its underwriter warrants to purchase an additional 343,281 shares for total consideration of $10.00. The net proceeds after underwriters' commissions and fees and other costs associated with the offering were approximately $6,137,000.

     The Company issued 708,540 warrents to underwirters to purchase Common Stock or warrents. Each warrant entitles the holder to purchase one share of Common Stock or warrents at an adjusted exercise price of $2.87 per share as of December 31, 1999, subject to future adjustment in certain events, at any time during the period commencing November 20, 1997, and thereafter for a period of four years. The warrants are subject to redemption by the Company at $0.10 per warrant at any time during the exercise period on not less than 30 days prior written notice to the holders of the warrants provided certain criteria regarding the price performance of the Company's common stock are met.

EUROPEAN OFFERING

     On November 20, 1997, the Company sold 1,500,000 shares of Common Stock at approximately $7.00 per share in an offering to European investors (the "European Offering"). In addition, the Company sold to its

                       INTEGRATED SURGICAL SYSTEMS, INC.

underwriters in the European Offering warrants to purchase an additional 338,412 shares for nominal consideration. The net proceeds of the European Offering were approximately $8,440,000.

     Each of the warrants issued to the European Offering underwriters entitles the holder to purchase one share of common stock at an adjusted exercise price of $3.70 per share as of December 31, 1999, subject to future adjustments in certain events, at any time during the period commencing November 21, 1998, and thereafter for a period of four years.

PREFERRED STOCK

     As part of a Stock Purchase Agreement in December 1995 the Company sold a warrant for $1,333,333 to purchase 1,386,390 shares of Series D Preferred Stock at $0.01 per share, and in February 1996 sold a warrant for $666,667 to purchase 693,194 shares of Series D Preferred Stock at $0.01 to per share. On October 29, 1997, the Company and IBM executed an amendment to the Stock Purchase Agreement pursuant to which the Company and IBM agreed that these combined warrants to purchase 2,274,066 shares of Series D Preferred Stock would be exercisable only for 2,274,066 shares of Common Stock at $0.01 to $0.07 per share. The warrants expire on December 31, 2005 and have not been exercised as of December 31, 1999. Also on October 29, 1997, the Company delivered to CA IB Investmentbank AG ("CA IB") an agreement not to issue any shares of Common Stock, or any warrants, options or other rights to subscribe for or purchase shares of Series D Preferred Stock, or any other securities convertible into or exercisable or exchangeable for, Series D Preferred Stock, without the consent of CA IB. In addition, the Company's management caused the Board of Directors to present a resolution at the annual meeting of the Company's stockholders to amend the Company's Restated Certificate of Incorporation to eliminate the Series D Preferred Stock therefrom. On April 28, 1998 elimination of Series D Preferred Stock was adopted by the Company's stockholders.

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

CONVERTIBLE PREFERRED STOCK

     Since September 1998, we have received aggregate net proceeds of approximately $11.4 million from the sale of six series of our convertible preferred stock. Information concerning these convertible preferred stock financings is set forth below.

                             SHARES OF
                             PREFERRED
                               STOCK        NET
SERIES      DATE OF SALE       SOLD       PROCEEDS
------   ------------------  ---------   ----------
 A       September 10, 1998    3,520     $3,300,447
 B       March 26, 1999        1,000        916,918
 C       June 10, 1999           750        658,190
 D       June 30, 1999         2,000      1,861,549
 E       July 30, 1999         3,000      2,819,484
 F       February 22, 2000     2,000      1,880,000

     Each series of convertible preferred stock has a stated value of $1,000 per share and is convertible into common stock at a conversion price equal to 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market over the five trading days preceding the date of conversion (the "Market Price") subject to a maximum conversion price. The number of shares of common stock that may be acquired upon conversion is

                       INTEGRATED SURGICAL SYSTEMS, INC.

determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price. As of December 31, 1999, 1,725 shares of series D convertible preferred stock and 1,200 shares of Series E convertible preferred stock were outstanding. No other shares of preferred stock were outstanding. On February 7, 2000 the Company redeemed the remaining outstanding shares of series E convertible preferred stock for a total redemption price of $1,185,000, or $1,000 per share, the stated value of a share of series E convertible preferred stock.

     The maximum conversion price for the series D and series F preferred stock is $1.22 per share. There is no minimum conversion price for any series of convertible preferred stock.

     Holders of series D convertible preferred stock may convert 25% of their shares commencing September 29, 1999, 50% of their shares commencing October 28, 1999, 75% of their shares commencing November 27, 1999 and 100% of their shares commencing December 27, 1999. The Company may require holders to convert all (but not less than all) of the Series D convertible preferred stock at any time after June 30, 2002, or buy out all outstanding shares, at the then conversion price.

     The number of shares of Common Stock issued upon conversion of each series of convertible preferred stock as of December 31, 1999 was as follows: series
A -- 2,867,135; series B -- 459,831; series C -- 563,497; series D -- 219,961;
series E -- 1,477,823. The average actual conversion price for shares of each series of convertible preferred stock converted into shares of Common Stock as of December 31, 1999 was as follows: series A -- $2.23; Series B -- $2.17; Series C -- $1.33; Series D -- $1.61; Series E -- $1.22.

     The value assigned to the beneficial conversion feature is based upon the quoted market price of the Company's Common Stock on the date the convertible preferred stock was sold which represents a discount to the value of each series of convertible preferred stock (the "Discount"). The Discount is being accreted using the straightline method over certain conversion periods. The following table sets forth information pertaining to the beneficial conversion feature for each series of convertible preferred stock.

                                                    VALUE ASSIGNED TO                 ACCRETION
                                              BENEFICIAL CONVERSION FEATURES    ----------------------
SERIES                                               AT DATE OF SALE              1998         1999
------                                        ------------------------------    --------    ----------
A...........................................             $616,000               $376,264    $  239,736
B...........................................              176,471                     --       176,471
C...........................................              143,793                     --       143,793
D...........................................              352,941                     --       352,941
E...........................................              529,559                     --       509,559
                                                         --------               --------    ----------
                                                        1,818,764                376,264     1,422,500

     No series of convertible preferred stock entitles holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

     The Company may redeem the series D convertible preferred stock upon written notice to the holders of the series D convertible preferred stock at any time after the earlier of December 30, 1999 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the shares of Common Stock into which such series D convertible preferred stock could have been converted on the date of the notice of redemption. All other series of convertible preferred stock have been converted as of December 31, 1999 except series E which was subsequently converted and redeemed in February, 2000.

                       INTEGRATED SURGICAL SYSTEMS, INC.

     The following table summarizes information about warrants issued in connection with each series of convertible preferred stock and outstanding as of December 31, 1999:

                                                        ISSUE              WARRANTS        EXERCISE
SERIES                                                   DATE               ISSUED          PRICE
------                                            ------------------    ---------------    --------
A...............................................  September 10, 1998        44,000          $2.00
B...............................................      March 26, 1999        12,500           2.28
C...............................................       June 10, 1999         9,375           2.15
D...............................................       June 30, 1999        25,000           3.41
E...............................................       July 30, 1999        37,500           4.39

     The warrants are exercisable upon vesting and expire between March 5, 2002 and February 11, 2003. The exercise price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events. None of the warrants had been exercised as of December 31, 1999.

ISSUANCE OF STOCK AND STOCK WARRANTS

     In September 1997, the Company issued 4,500 shares of Common Stock and warrants to purchase 55,132 shares of Common Stock (with an aggregate estimated fair value of $93,885) to Rickel & Associates, Inc. for services performed in connection with the acquisition of IMMI. The warrants have an exercise price of $7.50 per share and expire in September 2002.

     The Company issued shares of Common Stock to Trinity Capital Advisors, Inc. for financial advisory services performed in connection with each series of convertible preferred stock as follows:

                                   AGGREGATE ESTIMATED
             DATE       NUMBER OF     FAIR VALUE AT
SERIES      ISSUED       SHARES       DATE OF ISSUE
------      ------      ---------  -------------------
  A     September 1998    5,000          $20,625
  B       March 1999      1,429            2,903
  C       June 1999       1,071            1,941
  D       June 1999       2,856            8,479
  E      August 1999      4,284           13,923

     On December 14, 1999 the Company issued and sold to ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein an aggregate of 2,922,396 shares of Common Stock and three-year warrants to purchase an additional 11,700,000 shares of common stock under a Stock and Warrant Purchase Agreement dated as of October 1, 1999. The purchase price for the shares and warrants was $4 million. The warrants vest immediately, are exercisable at $1.02656 per share and expire in December, 2002. The warrants are exercisable for three years after the date of issue. None of the warrants have been exercised as of December 31, 1999.

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

     The Company established a stock option plan in 1991 (the "1991 Plan") and on December 13, 1995, it established a new stock option plan (the "1995 Plan"). The Company adopted a third plan on April 28, 1998 (the "1998 Plan"). Certain employees of the Company surrendered their options under the 1991 Plan in

                       INTEGRATED SURGICAL SYSTEMS, INC.

return for new and additional options granted under the 1995 Plan. During the year ended December 31, 1998, the Company reduced the exercise prices of certain outstanding stock options with exercise prices ranging from $4.31 to $8.63 (377,752 options) to $3.00 per share which was the fair market value of common stock as determined by the Company's Board of Directors on the date of repricing. Officers, employees, directors and consultants to the Company may participate in the Plans. Options granted under the Plans may be incentive stock options or non-statutory stock options. 1,876,624 shares of the Company's common stock have been reserved for issuance under the Plans. Options granted generally have a term of ten years from the date of the grant. The exercise price of incentive stock options granted under the Plans may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of non-statutory stock options granted under the Plans may not be less than 85% of the fair market value of the Company's common stock on the date of the grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of Company stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the Plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 6.0% and 5.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.91 and 0.77; and an expected life of the option of 4 years.

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

                                                      1999            1998
                                                  ------------    ------------
Pro forma net loss..............................  $(11,908,599)   $(10,997,076)
Pro forma basic net loss per share..............  $      (1.51)   $      (1.97)

                       INTEGRATED SURGICAL SYSTEMS, INC.

     The following summarizes activity under the Plans for the years ended December 31, 1998 and 1999:

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Outstanding at December 31, 1997 (at $0.07 to $8.88
  per share)........................................  1,203,373        $1.97
  Granted (at $2.84 to $6.06 per share).............    724,252         3.23
  Canceled (at $.07 to $8.88 per share).............   (456,356)        5.33
  Exercised (at $.07 to $2.07 per share)............   (142,010)        0.11
                                                      ---------
Outstanding at December 31, 1998 (at $0.07 to $8.88
  per share)........................................  1,329,259        $1.93
                                                      ---------
  Granted (at .01 to 3.94 per share)................    167,288         2.41
  Canceled (at .01 to 8.63 per share)...............    (46,767)        4.43
  Exercised (at .01 to 0.10 per share)..............    (80,436)        0.07
Outstanding at December 31, 1999 (at .07 to 8.63 per
  share)............................................  1,369,344        $1.40
                                                      =========

     All options granted in 1998 were granted with option prices equal to the fair market value of the Company's stock on the grant date. The weighted average exercise price of options granted in 1998 was $3.23 and the weighted average grant date fair value of these options was $1.47.

     The weighted average exercise price of options granted in 1999 with option prices equal to the fair market value of the Company's stock on the grant date was $3.13 and the weighted average grant date fair value of these options was $2.08.

     The weighted average exercise price of options granted in 1999 with option prices less than the fair market value of the company's stock on the date of grant was 1.50 and the weighted average grant date fair value of these options was 2.33.

     The following summarizes information related to options outstanding and options exercisable at December 31, 1999:

                                            WEIGHTED AVERAGE
                              WEIGHTED         REMAINING                        WEIGHTED
 EXERCISE      OPTIONS        AVERAGE       CONTRACTUAL LIFE     OPTIONS        AVERAGE
  PRICE      OUTSTANDING   EXERCISE PRICE      (IN YEARS)      EXERCISABLE   EXERCISE PRICE
----------   -----------   --------------   ----------------   -----------   --------------
$0 - $ .99      639,531        $0.07              5.9            625,703         $0.07
$1 - $1.99       48,000        $1.74              9.6              4,000         $1.88
$2 - $2.99       45,056        $2.72              9.2             12,234         $2.65
$3 - $3.99      447,648        $3.12              8.7            162,161         $3.11
$4 - $4.99       40,500        $4.71              8.4             15,865         $4.73
$5 - $6.99      102,109        $5.33              7.0             73,722         $5.29
$7 - $8.88       46,500        $7.88              7.7             30,884         $7.91
              ---------        -----              ---            -------         -----
              1,369,344        $2.01              7.3            924,569         $1.40
              ---------        -----              ---            -------         -----

     Of the options outstanding at December 31, 1999, options to purchase 924,569 shares of common stock were immediately exercisable at a weighted-average exercise price of $1.40 per share. A total of 216,926 shares were still available for grant under the 1995 Plan at December 31, 1999. A total of 290,354 shares were still available for grant under the 1998 Plan at December 31, 1999.

                       INTEGRATED SURGICAL SYSTEMS, INC.

     During the year ended December 31, 1996, the Company recorded deferred stock compensation of $783,666 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock, as determined by an independent valuation analysis, on the date of grant. The deferred stock compensation is being amortized into expense over the vesting period of the stock options which generally range from 3 to 5 years. Deferred compensation relating to stock options which vested immediately was expensed on the date of grant. The Company recorded a reduction of $5,675 and $22,540 in deferred stock compensation relating to canceled options in 1999 and 1998, respectively. Compensation expense of $69,450 and $131,352 was recorded during the years ended December 31, 1999 and 1998, respectively, relating to these options. The remaining $10,513 will be amortized into expense in future periods.

8.  INCOME TAXES

     The income tax provisions for the years ended December 31, 1999 and 1998 are comprised of currently payable state franchise taxes and currently payable foreign income taxes.

     Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 1999 and 1998 are as follows:

                                                               1999           1998
                                                           ------------    -----------
Deferred tax assets:
  Net operating loss carryover...........................  $  8,085,000    $ 5,842,000
  Research and Development Credit........................     1,261,000        559,000
  Research and development...............................       417,000        285,000
  Accrued product retrofit costs.........................        83,000         54,000
  Inventory..............................................       192,000        330,000
  Depreciation...........................................       224,000        109,000
  Stock compensation.....................................       285,000        256,000
  Loss on investment.....................................       319,000        230,000
  Deferred income........................................       506,000        358,000
  Other..................................................       100,000       (311,000)
                                                           ------------    -----------
                                                             11,472,000      7,712,000
Less: Valuation allowance................................   (11,472,000)    (7,712,000)
                                                           ------------    -----------
Net deferred taxes.......................................  $         --    $        --
                                                           ============    ===========

     The Company expects the carryforward amounts will not be utilized prior to the expiration of the carryforward periods.

     The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Federal benefit expected at statutory rates...............  $(3,445,977)   $(3,481,777)
Domestic net operating loss with no current benefit.......    2,978,323      3,012,575
Effect of foreign loss with no current benefit............      467,654        469,202
Other taxes...............................................      (13,155)        14,000
Foreign income taxes......................................           --         13,235
                                                            -----------    -----------
                                                            $   (13,155)   $    27,235
                                                            ===========    ===========

                       INTEGRATED SURGICAL SYSTEMS, INC.

     As a result of stock sales a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, the Company's federal and state net operating loss carryforwards will be subject to a total annual limitation in the amount of approximately $400,000.

     The Company has at December 31, 1999 a net operating loss carryover of approximately $22,712,000 for federal income tax purposes which expires between 2005 and 2014, a net operating loss carryforward of approximately $6,110,000 for state income tax purposes which expires through 2004, and a net operating loss carryforward of approximately $1,615,000 for foreign income tax purposes of which approximately $769,000 expires between 2000 and 2004. The Company has at December 31, 1999 research and development credit carryovers of approximately $572,000 and $689,000 for federal and state income tax purposes, respectively.

     The Company paid $800 for income and franchise taxes during each of the two years ended December 31, 1999 and 1998. The valuation allowance increased by $2,194,000 in 1998 and $1,718,000 in 1997.

9.  NET LOSS PER SHARE INFORMATION

     As of December 31, 1999, outstanding options to purchase 1,369,344 shares of common stock (with exercise prices ranging from $0.01 to $8.88), outstanding warrants to purchase 18,820,560 shares of common stock (with exercise prices from $0.07 to $8.26) and 2,397,541 shares of common stock issuable upon conversion of Series D and E Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

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

     Future payments under non-cancelable facility operating leases are approximately as follows:

2000...................................................       440,000
2001...................................................       450,000
2002...................................................       457,000
2003...................................................       465,000
2004...................................................       242,000
Thereafter.............................................       182,000
                                                           ----------
                                                           $2,236,000
                                                           ==========

     Aggregate rental expense under these leases amounted to $422,000 and $309,000 during the years ended December 31, 1999 and 1998, respectively.

                       INTEGRATED SURGICAL SYSTEMS, INC.

     Future minimum payments under non-cancelable equipment operating leases are approximately as follows:

2000.....................................................     11,000
2001.....................................................     11,000
2002.....................................................     11,000
2003.....................................................     11,000
                                                             -------
                                                             $44,000
                                                             =======

     Rental expense for these non-cancelable equipment operating leases during the years ended December 31, 1999 and 1998 was approximately $11,000 and $41,000, respectively.

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

12.  NIST GRANT

     During 1994, the Company received notification it was awarded a $1,960,000 National Institute of Science and Technology ("NIST") grant from the U.S. Department of Commerce ("USDC"). The grant is shared by the Company and two strategic partners to fund approximately 49% of a $4 million joint development project to adapt the ROBODOC System for use in hip revision surgery. The development project and related NIST Grant began in 1995 and ended in 1999. The Company received approximately $129,000 and $514,000 in proceeds under this grant during the years ended December 31, 1999, and 1998, respectively.

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

14.  EMPLOYEE STOCK PURCHASE PLAN

     Shareholders approved and the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan") at the annual Shareholders meeting held April 28, 1998. The Purchase Plan provides all eligible employees an opportunity to acquire a proprietary interest in the Company on a payroll deduction or other compensation basis at a 15% discount. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Purchase Plan covers an aggregate of 300,000 shares of the Company's Common Stock. As of December 31, 1999, no offerings have been made to employees.

                       INTEGRATED SURGICAL SYSTEMS, INC.

15.  DISTRIBUTION AGREEMENT

     The Company has entered into a distribution agreement, dated November 12, 1999, with Spark 1st Vision GmbH & Co. KG, a German company, that gives the distributor the exclusive right to distribute the Company's products in Europe, the Middle East and Africa through 2003. The distributor is obligated to purchase a minimum of 24 ROBODOC systems during 2000 and 32 ROBODOC systems during 2001. The distributor is required to pay the Company advance payments of $200,000 per month for the first six months of 2000, $300,000 per month for the remainder of 2000, and $400,000 per month for 2001, to be applied as a credit against the products purchased. However, the distributor has no minimum purchase or advance payment obligation after 2001, even though it will retain exclusive rights to distribute the Company's products in Europe, the Middle East and Africa through 2003. The distributor's only obligation to the Company after 2001 is to pay for products that it purchases. The distributor's liability to the Company under the distribution agreement is limited to $1 million, exclusive of the minimum purchase obligation. The Company will continue to receive service contract revenues and bear the cost of maintenance, training and customer support. The distribution agreement will eliminate marketing; sales and administrative expenses associated with the Company's European activities and provide the Company with a more predictable source of revenues based upon the minimum purchase commitments of the distributor. The Company believes that the terms of the distribution agreement are as fair to the Company as those that could have been obtained from an unaffiliated party.

     As of March 30, 2000 the Company had only received the advance payments from the distributor for January , and had not received any orders for the Company's products from the distributor.