Form 10KSB/A
period 1999-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2000-04-28
CIK 894871

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                      EACH CLASS IS REGISTERED
    ------------------------------             ---------------------------------
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

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Explanatory Note

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 has been filed to include the information required by Part III.

                                    PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS: COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT.


The following is a list of the Directors and Executive Officers of the Company:

                                                                                                                          Director
      Name            Age                      Principal Occupation and Related Information                                Since
Ramesh C. Trivedi      60   Chief Executive Officer of the Company since November 1995; consultant to the Company from    November
                            February 1995 until November 1995; Principal of California Biomedical Consultants (an           1995
                            international consulting firm) since 1987; President and Chief Executive Officer of DigiRad
                            Corporation (a medical imaging company) from 1985 to 1986.

Falah Al-Kadi          50   Chairman of the Board of Directors since January 2000. Vice Chairman of the Dogmoch Group     December
                            of Companies since 1994.                                                                        1999

John N. Kapoor         56   President of EJ Financial Enterprises, Inc. (a healthcare consulting and investment           December
                            company); Chairman of Option Care, Inc. (a franchiser of home infusion therapy businesses)      1995
                            since October 1990; Chairman of Unimed Pharmaceuticals, Inc. (a specialty pharmaceutical company) since 1990; Chief Executive Officer and Chairman of Akorn, Inc. (a manufacturer and distributor of ophthalmic products) since May 1996; Chairman of NeoPharm, Inc. (cancer drug research and development company).

Bernd Herrmann         32   Private investor since 1997; Asset Manager, Commerzbank AG, Frankfurt/Main, Germany from      December
                            1995 to 1997 and Deutsche Bank AG, Mannheim Kaiserslautern, Germany from 1986 to 1995.          1999

Urs Wettstein          44   Private investor; independent tax and accounting consultant in Zurich, Switzerland since      December
                            1983; Financial and Tax consultant, Coopers and Lybrand, Zurich, Switzerland from 1977 to       1999
                            1982.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, Directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Messrs. Al-Kadi, Herrmann and Wettstein have not filed Form 3's reporting their ownership of shares and warrants. Based solely on a review of copies of such reports received by the Company and written representations from such persons concerning the necessity to file such reports, the Company is not aware of any other failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION


The following table sets forth the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each other executive officer of the Company whose salary and bonus exceeded $100,000 for the year ended December 31, 1999 , 1998 and 1997.

Summary Compensation Table

                                                                                               LONG-TERM
                                                    ANNUAL COMPENSATION                      COMPENSATION
                                           -----------------------------------------        -------------
                                                                         OTHER                SECURITIES
                                                                         ANNUAL               UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR        SALARY      COMPENSATION(1)            OPTIONS
--------------------------------------     ---------   ---------     ---------------         ------------
Ramesh C. Trivedi                          1999        $ 279,840        $   75,725                    6,210
Chief Executive Officer and President      1998        $ 279,840        $   42,501                  120,000
                                           1997        $ 264,000        $   50,400                   20,000

Mark W. Winn                               1999        $ 126,500        $       --                       --
Chief Financial Officer                    1998        $ 118,833        $       --                       --
                                           1997 (2)    $  38,333        $       --                   45,000

--------------------------
(1)      Represents cash incentive bonus

(2) Mr. Winn's employment commenced with the Company on September 2, 1997 and ended on December 31, 1999.



EMPLOYMENT AGREEMENT

         Dr. Ramesh Trivedi serves as the Company's Chief Executive Officer and President pursuant to an employment agreement terminable at will by either party. Dr. Trivedi's annual salary is $279,840 ($23,320 per month). Upon termination by the Company, other than for cause (as defined in the employment agreement), Dr. Trivedi is entitled to receive his monthly salary for a period of eighteen months following the date of termination.

STOCK OPTIONS

         The following table contains information concerning the grant of stock options under the Company's 1998 Stock Option Plan to Dr. Trivedi and Mr. Winn (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                       PERCENT OF
                       NUMBER OF          TOTAL
                         SHARES          OPTIONS
                       UNDERLYING      GRANTED TO       EXERCISE
                        OPTIONS       EMPLOYEES IN      PRICE PER    EXPIRATION
     NAME              GRANTED(1)      FISCAL YEAR      SHARE(2)        DATE
     ----              ----------     ------------      --------     ----------
Ramesh C. Trivedi        6,210            3.7%             .10         8/16/09
Mark W. Winn               -               -                -

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

The following table summarizes for each of the Named Executive Officers the total number of unexercised options, if any, held at December 31, 1999, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 1999. The value of the unexercised, in-the-money options at December 31, 1999, is the difference between their exercise or base price and the value of the underlying Common Stock on December 31, 1999. The closing sale price of the Common Stock on the Nasdaq SmallCap Market on December 31, 1999 was $1.6562 per share.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

                             SHARES ACQUIRED
                              UPON EXERCISE                NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                               OF OPTIONS                       UNDERLYING                           IN-THE-MONEY
                              DURING FISCAL                 UNEXERCISED OPTIONS                       OPTIONS AT
                                  1999                     AT DECEMBER 31, 1999                   DECEMBER 31, 1999
                          ----------------------       ------------------------------       --------------------------------
                                         VALUE
NAME                      NUMBER        REALIZED       EXERCISABLE      UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----                      ------        --------       -----------      -------------       -----------        -------------
Ramesh C. Trivedi          None          None            374,852           68,265            $512,431(1)               0
Mark W. Winn               None          None             15,000           30,000                   0                  0

----------

(1) Represents value of options to purchase 316,907 shares at an exercise price of $0.07 per share and options to purchase 6,210 shares at an exercise price of $0.10 per share.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock at March 21, 2000 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company,
(iii) each executive officer of the Company listed in the Summary Compensation Table and (iv) all directors and officers as a group.

                                                        AMOUNT AND
                                                         NATURE OF           PERCENTAGE OF
                                                        BENEFICIAL            COMMON STOCK
                          NAME                         OWNERSHIP(1)      BENEFICIALLY OWNED(2)
                          ----                         ------------      ---------------------
International Business Machines Corporation
Old Orchard Road, Armonk, N.Y. 10504                   2,274,066 (3)             11.87%

EJ Financial Investments V, L.P.
225 East Deer Path Road, Suite 250
Lake Forest, IL 60045                                  1,039,792                  6.16%

 ILTAG International Licensing Holding                 7,311,198 (4)             32.15%

S.A.L., a subsidiary of The Dogmoch Group of
Companies,
Adnan Al Hakim Street
Assaf Bldg.
P.O. Box  135660
Beirut, Lebanon


Ramesh C. Trivedi(5)                                       378,852 (6)          2.19%

John N. Kapoor(7)                                        1,039,792 (8)          6.16%

Falah Al-Kadi (9)                                        7,311,198 (10)        32.15%

Urs Wettstein (11)                                       3,655,599(12)         18.45%

Bernd Herrmann (13)                                      3,655,599 (12)        18.45%



All directors and officers as a group (5 persons)       16,041,040             55.38%

----------------------

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on March 21, 2000, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes warrants to purchase 2,206,479 shares of Common Stock at an exercise price of $0.01 per share exercisable until December 31, 2005, warrants to purchase 67,587 shares of Common Stock at an exercise price of $0.07 per share exercisable until December 31, 2000 which warrants are presently exercisable.

(4) Includes warrants to purchase 5,850,000 shares of common stock at an exercise price of $1.027 per share until December 14, 2002


(5)      Address is c/o the Company, 1850 Research Park, Davis, California
         95616-4884

(6) Includes 378,852 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within 60 days -- 316,907 shares at an exercise price of $0.07 per share, 51,735 shares at an exercise price of $3.00 per share and 6,210 shares at an exercise price of $0.10 per share. Dr. Trivedi may acquire additional 68,625 shares upon exercise of stock options that become exercisable over the remaining term of the options at an exercise price of $3.00 per share.

(7) Address is c/o EJ Financial Enterprises, 225 E. Deer Path Road, Suite 250, Lake Forest, Illinois 60045.

(8) Represents shares of Common Stock owned by EJ Financial Investments V, L.P., a limited partnership of which Mr. Kapoor is the managing general partner. Mr. Kapoor disclaims beneficial ownership of such shares.

(9)      Address is Adnan Al Hakim St., Assaf Bldg., P.O. Box 135660, Beirut,
         Lebanon

(10) Represents shares and warrants owned by ILTAG, a subsidiary of The Dogmoch Group of Companies, of which he is Vice-Chairman.

(11)     Address is Gartenstrasse 33, 8002 Zurich, Switzerland

(12) Includes 2,925,000 warrants to purchase shares of common stock at $1.027 per share exercisable until December 14, 2002.

(13)     Address is 37 Avenue des Papalins, MC-8000, Monaco



ITEM 12.  CERTAIN TRANSACTIONS

         The Company has entered into a distribution agreement, dated November 11,1999 with Spark 1st Vision GmbH & Co. KG, a German company, that gives the distributor the exclusive right to distribute the Company's products in Europe, the Middle East and Africa through 2003. The distributor is obligated to purchase a minimum of 24 ROBODOC systems and 4 NeuroMate systems during 2000 and 32 ROBODOC systems and 6 NeuroMate systems during 2001. The distributor is required to pay the Company advance payments of $200,000 per month for the first six months of 2000, $300,000 per month for the remainder of 2000, and $400,000 per month for 2001, offset by the purchase price of products purchased. However, the distributor has no minimum purchase or advance payment obligation after 2001, even through it will retain exclusive rights to distribute the Company's products in Europe, the Middle East and Africa through 2003. The distributor's only obligation to the Company after 2001 is to pay for products that it purchases. The distributor's liability to the Company under the distribution agreement is limited to $1 million, exclusive of the minimum purchase obligation. The Company will continue to receive service contract revenues and bear the cost of maintenance, training and customer support. The distribution agreement will eliminate marketing; sales and administrative expenses associated with the Company's European activities and provide the Company with a more predictable source of revenues based upon the minimum purchase commitments of the distributor. The distributor is controlled by Manfred Schmitt, a German venture capitalist. As of November 11, 1999, Mr. Schmitt beneficially owned slightly more than five percent of the then outstanding shares of Common Stock. The Company believes that the terms of the distribution agreement are as fair to the Company as those that could have been obtained from an unaffiliated party.

         As of April 24, 2000 the Company had received the minimum payment under the agreement for the month of January.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

By: /s/ Ramesh C. Trivedi                    By: /s/ Louis J. Kirchner
----------------------------         -------------------------------------------
Ramesh C. Trivedi, President         Louis J. Kirchner, Chief Financial Officer
(Principal Executive Officer)       (Principal Financial and Accounting Officer)


Dated: April 27, 2000

     In accordance with the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant on April 27, 2000 in the capacities indicated.

          SIGNATURE                                    TITLE
          ---------                                    -----

/S/ Ramesh C. Trivedi                   Chief Executive Officer, President and a
-------------------------------         Director (Principal Executive Officer)
Ramesh C. Trivedi

/s/ Louis J. Kirchner                   Chief Financial Officer (Principal
-------------------------------         Financial and Accounting Officer)
Louis J. Kirchner

/s/ Falah Al-Kadi                       Chairman of the Board
-------------------------------
Falah Al-Kadi

/s/ John N. Kapoor
-------------------------------         Director
John N. Kapoor


-------------------------------         Director
Bernd Herrmann

/s/ Urs Wettstein
-------------------------------         Director
Urs Wettstein