Form 10QSB
period 2000-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2000-05-15
CIK 894871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

                                                                             .

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

              Common Stock $.01 Par Value - 16,898,460 shares as of May 1, 2000

                        INTEGRATED SURGICAL SYSTEMS, INC.

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet - March 31, 2000
     Consolidated Statements of Operations - Three months ended
     March 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Three months ended
     March 31, 2000 and 1999

     Notes to Consolidated Financial Statements - March 31, 2000

Item 2.  Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS




                        INTEGRATED SURGICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                                                      March 31, 2000
Current Assets:                                                                                               (unaudited)

  Cash and cash equivalents                                                                                   $1,026,799
  Accounts receivable less allowance for doubtful accounts of $328,522                                           851,098
  Inventory                                                                                                    3,875,063
  Other current assets                                                                                           811,842
                                                                                                              -------------
Total current assets                                                                                           6,564,801

Property and equipment, net                                                                                   $  819,643
Leased equipment, net                                                                                            535,692
Long-term net investment in sales type leases                                                                    341,462
Intangible assets, net                                                                                         1,966,178
Other assets                                                                                                      12,449
                                                                                                             --------------
Total Assets                                                                                                 $10,240,225
                                                                                                             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                                                           $ 1,363,752
  Value-added taxes payable                                                                                       41,669
  Accrued payroll and related expenses                                                                           390,755
  Customer deposits                                                                                            1,887,246
  Accrued product retrofit costs                                                                                 207,953
  Current portion of bank loans                                                                                   89,813
  Other current liabilities                                                                                      498,293
                                                                                                              -------------
Total current liabilities                                                                                     $4,479,481

Bank loans, long-term                                                                                             46,364
Note payable                                                                                                     145,900
Commitments and Contingencies                                                                                          0

Stockholders' equity:

  Convertible preferred stock, $0.01 par value
  1,000,000 shares authorized; 734 shares issued
  and outstanding                                                                                                      7
  ($734,000 aggregate liquidation value)
  Common stock, $0.01 par value, 50,000,000 shares



    authorized; 16,884,048 shares issued and outstanding .                                                           168,840
    Additional paid-in capital ...........................                                                        57,090,939
    Deferred stock compensation ..........................                                                            (7,884)
    Accumulated other comprehensive loss .................                                                          (570,192)
    Accumulated deficit ..................................                                                       (51,113,230)
                                                                                                                 ---------------
Total stockholders' equity                                                                                         5,568,480
                                                                                                                 ---------------
Total liabilities and stockholder's equity ................................                                      $10,240,225
                                                                                                                 ===============




                 See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                  --------------------------------
                                                                                                     2000                  1999
                                                                                                  --------------------------------
Net Sales                                                                                           $730,144           $ 2,286,723
Cost of Sales                                                                                        342,340             1,105,379
                                                                                                  -------------       ------------
 Gross Margin                                                                                        387,804             1,181,344
Operating expenses:
 Selling, general and administrative                                                               1,114,819             1,591,900
 Research and development                                                                          1,747,393             1,629,706
                                                                                                  -------------       ------------
Total Operating Expenses                                                                           2,862,212             3,221,606

Other income (expense):
 Interest income                                                                                      19,550                37,128
 Other                                                                                              (176,399)             (288,187)
                                                                                                  -------------       ------------
Loss before provision for income taxes                                                            (2,631,257)           (2,291,321)
Provision for income taxes                                                                             9,000                14,694
                                                                                                  -------------       ------------
Net loss                                                                                          ( 2,640,257)          (2,306,015)

Preferred stock accretion                                                                          (2,671,993)            (244,638)
                                                                                                  -------------       ------------
Net loss applicable to common stockholders                                                        $(5,312,250)         $(2,550,653)
                                                                                                  =============        ============

Basic net loss per common share                                                                        $(0.34)             $ (0.45)

Shares used in computing basic net loss
 per-share                                                                                         15,577,822            5,675,744

See notes to consolidated financial statements

                        INTEGRATED SURGICAL SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)



                                                                                    THREE MONTHS ENDED MARCH 31
                                                                                       2000                  1999
                                                                                    --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                            ($2,640,257)          (2,306,015)

Adjustment to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                                         149,333              231,347
   Amortization of intangible assets                                                    209,760              209,760
   Unrealized gain on securities                                                                              14,683
   Stock compensation                                                                   111,652               46,190
Changes in operating assets and liabilities
      Accounts Receivable                                                              (282,033)             205,292
      Inventory                                                                        (612,920)            (707,042)
      Other current assets                                                             (277,255)              16,774
      Accounts payable                                                                 (262,565)           1,595,756
      Value added taxes payable                                                         (14,642)             174,752
      Accrued payroll and related expenses                                               (3,913)              59,053
      Customer deposits                                                                 867,250              442,008
      Other current liabilities                                                          37,519              (43,361)
      Note Payable                                                                         -                 (11,360)
                                                                                     --------------------------------
Net cash used in operating activities                                                (2,718,071)             (72,163)
                                                                                     --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in marketable securities                                                        -                 (17,083)
Net investments in sales type leases                                                       -                (366,273)
Principal payments received on sales type leases                                         86,917
Purchases of property and equipment                                                     (80,530)            (215,555)
 (Increase) decrease in other assets                                                       -                     109
                                                                                     --------------------------------
Net cash provided by (used in) investing activities                                       6,387             (598,802)
                                                                                     --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) bank loans                                                             -                  705,257
Payments on bank loans                                                                  (19,612)                 -
Proceeds from issuance of preferred stock                                             1,878,775               929,101
Redemption of Series E preferred stock                                               (1,185,000)                 -
Proceeds from exercise of stock options                                                  30,683                 1,385
                                                                                     --------------------------------
Net cash provided by (used in) financing activities                                     704,846             1,635,743

Effect of exchange rate changes on cash and cash equivalents                            115,621              (332,128)
                                                                                     --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,891,218)              632,650
Cash and cash equivalents at beginning of period                                      2,918,016               223,581
                                                                                     --------------------------------
Cash and cash equivalents at end of period                                           $1,026,799              $856,231
                                                                                     ================================

                See notes to consolidated financial statements.

                        INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2000
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1999.

In December, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following:


                                     March 31, 2000

             Raw Materials            $1,423,461
             Work in process             691,913
             Finished goods            1,759,689
                                     -------------
                                      $3,875,063
                                     =============

NOTE C - CONVERTIBLE PREFERRED STOCK

In February, 2000, the Company received net proceeds of approximately $1,880,000 from the sale of 2,000 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and warrants ("Warrants") to purchase 12,500 shares of common stock ("Common Stock"), par value $.01 per share.

The Series F Preferred Stock is convertible (the "Beneficial Conversion Feature") into shares of Common Stock, at the option of the holder, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series F Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series F Preferred Stock) and the number of shares of Series F Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.22 (the "Conversion Price").

The Company may require holders to convert all (but not less than all) of the Series F Preferred Stock at any time after February 8, 2003, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's Common Stock on the date the Series F Preferred Stock was sold, amounted to approximately $2,652,000, which represents a discount to the value of the Series F Preferred Stock (the "Discount".) The Discount was charged against income in February 2000.

Holders of Series F Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series F Preferred Stock.

The Company may redeem the Series F Preferred Stock upon written notice to the holders of the Series F Preferred Stock at any time after the earlier of August 8, 2000 and the closing of a registered secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series F Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing August 8, 2000 and ending August 8, 2003, at an exercise price of $2.375, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

NOTE D - NET LOSS PER SHARE

As of March 31, 2000, outstanding options to purchase 1,867,113 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 18,964,148 shares of Common Stock (with exercise prices ranging from $0.01 to $4.39) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

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


                                                                         Three Months Ended
                                                                               March 31
                                                                   ----------------------------------
                                                                       2000                 1999
                                                                   -------------        -------------

Net loss........................................                   (2,640,257)          (2,306,015)
Other comprehensive income (loss):
Unrealized gain (loss) on available
   for sale securities..........................                            -               14,683
Foreign currency translation                                          (82,865)            (332,128)
                                                                   -------------        -------------
Comprehensive loss..............................                   (2,723,122)          (2,623,460)


NOTE F -- SUBSEQUENT EVENT

On April 17, 2000 the Company entered into a Private Equity Line of Credit Agreement (the Line) with Triton West Group, Inc. (the Investor). The duration of the Line is for three years in the amount of $12,000,000.

Under the agreement, the Company may put to the Investor a number of common shares at a price equal to the lowest bid price two trading days prior to and three days following the trading day. The put amount may not exceed a maximum put amount determined on that date, subject to certain limitations, and may not be less than $100,000. Puts may be made every fifteen days.

The Investor will receive 35,000 warrants (the Commitment Warrants) to purchase common stock at the date of the Purchase Agreement. The price of the warrants is $1.875 per warrant and represents 125% of the Market Price on the date of the Purchase Agreement. The warrants are exercisable on or after October 17, 2000 and on or prior to the close of business on April 16, 2003.

The Investor will also receive warrants to purchase shares of common stock up to 14% of the put shares on the closing date of the puts. The exercise price will be equal to the Market Price on the closing date of the puts and are exercisable up to one year from the closing date.

The Financial Advisor will receive 12,000 shares of common stock for each one million dollars of shares put by the Company. Additionally the Financial Advisor receives a fee of 3% of the value of the shares put over the life of the agreement.

On May 9, 2000 the Company and Spark 1 Vision (the Distributor) agreed to terminate the exclusive Distribution Agreement entered into between the parties on November 12,1999. Under the Agreement the Distributor had the exclusive distribution rights to sell and market the Company's products in Europe, the Middle East and Africa. The Distributor has fulfilled it's obligations under the Agreement for the payment of the minimum license fees and certain expenses to the Company for the current period of the Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

       Net Sales. Net sales for the three months ended March 31, 2000 (the "2000 Interim Period") were approximately $730,000, largely attributable to revenues recognized from the sale of implant software libraries and service contracts compared to the three months ended March 31, 1999 (the "1999 Interim Period") of approximately $2,287,000, which included the sale of three ROBODOC systems.

       Cost of Sales. Cost of sales for the 2000 Interim Period was approximately $342,000 (47% of net sales) as compared to the 1999 Interim Period of approximately $1,105,000 (48% of net sales).

       Selling, General and Administrative. Selling, general and administrative expenses for the 2000 Interim Period (approximately $1,112,000) decreased by approximately $465,000, or 29.5% as compared to the 1999 Interim Period (approximately $1,577,000). Marketing costs decreased approximately $353,000 due to a reduction in the number of field sales employees. General and administrative costs decreased approximately $112,000 also as a result of lower staffing levels.

       Research and Development. Research and development expenses for the 2000 Interim Period (approximately $1,747,000) increased by approximately $117,000, or approximately 7%, as compared to the 1999 Interim Period (approximately $1,630,000), due to additional engineering staff required to support the successful knee replacement application and the additional travel and expenses associated with this project.

       Interest Income. Interest income for the 2000 Interim Period (approximately $20,000) decreased by approximately $17,000, or 46%, as compared to the 1999 Interim Period (approximately $37,000), primarily due to lower average cash balances during the 2000 Interim Period as a result of the Company's 1999 operating loss.

       Other Income and Expense. Other expense for the 2000 Interim Period was approximately $176,000 compared to expense of approximately $288,000 in the 1999 Interim Period. The decrease in expense ($119,000) is primarily attributable to a decrease in foreign currency transaction losses in the 2000 Interim Period versus those recognized in the 1999 Interim Period.

       Net Loss. The net loss for the 2000 Interim Period (approximately $2,640,000) increased by approximately $334,000, , as compared to the net loss for the 1999 Interim Period (approximately $2,306 ,000). The increased loss was a result of lower revenues.

Liquidity and Capital Resources

       Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $47.2 million. In addition, the Company was the beneficiary of proceeds from a $3 million key-man life insurance policy in 1993 upon the death of one of its executives.

       The report of the independent auditors on the Company's December 31, 2999 financial statements included an explanatory paragraph indicating there is substantial doubt of the Company's ability to continue as a going concern.

       The Company's use of cash in operating activities of approximately $2,718,000 in the 2000 Interim Period increased by approximately $2,646,000 as compared to cash usage due to operating activities in the 1999 Interim Period of approximately $72,000. The increase in operating cash usage in the 2000 Interim Period was primarily a result of operating losses, an increase in inventory of approximately 613,000, a decrease in accounts payable of approximately $263,000, and an increase in accounts receivable of approximately $282,000. The Company believes that it has developed a viable plan to address these issues and that its plan will enable the Company to continue as a going concern through the end of 2000. This plan includes the expansion of the geographic markets in which its products are sold, new applications for its products, the consummation of equity financings in amounts sufficient to fund further growth, to attain its product development and marketing objectives and meet its working capital demands, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

       The Company's cash flow from investing activities, improved by approximately 604,000. The improvement in operating cash usage in the interim period was primarily due to a decrease in investments in sales type leases and in property and equipment.

       Cash provided by financing activities in the 2000 Interim Period was approximately $705,000 and decreased by approximately $931,000 as compared to the financing activities during the 1999 Interim Period. In February 2000 the Company received net proceeds of approximately $1,880,000 from the sale of Series F Preferred Stock and Warrants (see Note C to the financial statements and Part II, Item 2. Changes in Securities and Use of Proceeds) and retired the outstanding Series E Convertible Preferred Stock in the amount of $1,185,000.

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

       PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) On February 8, 2000, the Company issued and sold 2,000 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and warrants to purchase 12,500 shares of common stock, par value $.01 per share ("Common Stock"), to institutional accredited investors for a total purchase price of $2,000,000, pursuant to a Preferred Stock Purchase Agreement dated as of February 8, 2000 (the "Purchase Agreement"). In addition, the Company issued 25,000 shares of Common Stock to a Financial Advisor in connection with the preferred stock financing. The Series F Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated by the Commission under that Section.

The Series F Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, commencing August 8, 2000, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series F Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series F Preferred Stock) and the number of shares of Series F Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.22 (the "Maximum Conversion Price").

No holder may convert the Series F Preferred Stock to the extent such conversion would result in the holders in the aggregate acquiring more than 2,844,091 shares of Common Stock (the "Maximum Shares"), representing 19.9% of the number of shares of Common Stock outstanding on February 8, 2000 (the date upon which the Series F Preferred Stock and the warrants were issued), unless and until the Company's stockholders approve the issuance of more than the Maximum Shares. The Company may require holders to convert all (but not less than all) of the Series F Preferred Stock at any time after February 8, 2003, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series F Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series F Preferred Stock.

The Company may redeem the Series F Preferred Stock upon written notice to the holders of the Series F Preferred Stock at any time after the earlier of August 8, 2000 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the shares of Common Stock into which such shares of Series F Preferred Stock could have been converted on the date of the notice of redemption.

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

The warrants are exercisable at any time during the period commencing August 8, 2000 and ending August 8, 2003, at an exercise price of $2.375 subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain dispositions of assets.

(b On April 17, 2000 the Company entered into a Private Equity Line of Credit Agreement (the Line) with Triton West Group, Inc. (the Investor). The duration of the Line is for three years in the amount of $12,000,000.

Under the agreement, the Company may put to the Investor a number of common shares at a price equal to the lowest bid price two trading days prior to and three days following the trading day. The put amount may not exceed a maximum put amount determined on that date, subject to certain limitations, and may not be less than $100,000. Puts may be made every fifteen days.

The Investor will receive 35,000 warrants (the Commitment Warrants) to purchase common stock at the date of the Purchase Agreement. The price of the warrants is $1.875 per warrant and represents 125% of the Market Price on the date of the Purchase Agreement The warrants are exercisable on or after October 17, 2000 and on or prior to the close of business on April 16, 2003.

The Investor will also receive warrants to purchase shares of common stock up to 14% of the put shares on the closing date of the puts. The exercise price will be equal to the Market Price on the closing date of the puts and are exercisable up to one year from the closing date.

The Financial Advisor receive 12,000 shares of common stock for each one million dollars of shares put by the Company. Additionally the Financial Advisor receives a fee of 3% of the value of the shares put over the life of the agreement.

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits

       27.1     Financial Data Schedule
       (b)      Reports filed on Form 8-K
                ----
                None



Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

Date: May 12, 2000 by:          /s/ LOUIS J. KIRCHNER
                                --------------------------
                                Louis J. Kirchner, Chief Financial Officer