Form 10-Q
period 2000-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2000-08-14
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1850 Research Park Drive
Davis, CA    95616-4884
(Address of principal executive offices including zip code)

(530) 792-2600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock $.01 Par Value - 17,230,962 shares as of August 1, 2000

INTEGRATED SURGICAL SYSTEMS, INC.
Report On Form 10-QSB For The
Quarter Ended June 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED SURGICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

                                                         June 30,
                                                           2000
                                                       -------------
ASSETS
Current Assets:
  Cash and cash equivalents...........................   $1,055,615
  Accounts receivable less allowance for
    doubtful accounts of $327,765.....................      345,008
  Inventory...........................................    4,090,794
  Other current assets................................      802,493
                                                       -------------
Total current assets..................................    6,293,910
Property and equipment, net...........................      863,557
Leased equipment, net.................................      495,692
Long-term net investment in sales type leases.........      277,118
Intangible assets, net................................    1,758,980
Other assets..........................................       12,340
                                                       -------------
Total Assets..........................................   $9,701,597
                                                       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................     $583,682
  Value-added taxes payable...........................      110,582
  Accrued payroll and related expenses................      411,726
  Customer deposits...................................    1,330,700
  Accrued product retrofit costs......................      207,953
  Current portion of bank loans.......................       73,529
  Other current liabilities...........................      453,868
                                                       -------------
Total current liabilities.............................    3,172,040
                                                       -------------
Bank loans, long-term.................................       52,187
Note payable..........................................      145,600
Commitments and Contingencies
Stockholders' equity:
  Convertible preferred stock, $0.01 par value
  1,000,000 shares authorized; 2,529 shares issued
  and outstanding   ($2,528,750 aggregate liquidation
  value)..............................................           25
  Common stock, $0.01 par value, 50,000,000 shares
    authorized; 16,929,965 shares issued and
    outstanding ......................................      169,299
    Additional paid-in capital .......................   59,095,104
    Deferred stock compensation ......................       (5,256)
    Accumulated other comprehensive loss .............     (589,569)
    Accumulated deficit ..............................  (52,337,833)
                                                       -------------
Total stockholders' equity............................    6,331,770
                                                       -------------
Total liabilities and stockholder's equity ...........   $9,701,597
                                                       =============

See notes to consolidated financial statements.

INTEGRATED SURGICAL SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             ------------------------- -------------------------
                                 2000         1999         2000         1999
                             ------------ ------------ ------------ ------------
Net sales...................  $1,310,882     $629,236   $2,041,026   $2,915,959
Cost of sales...............     556,153      446,238      898,493    1,551,617
                             ------------ ------------ ------------ ------------
 Gross margin                    754,729      182,998    1,142,533    1,364,342
                             ------------ ------------ ------------ ------------
Operating expenses:
 Selling, general and
   administrative...........   1,283,047    1,510,643    2,397,866    3,102,543
 Research and development...   1,285,020    1,196,240    3,032,413    2,825,946
                             ------------ ------------ ------------ ------------
Total operating expenses....   2,568,067    2,706,883    5,430,279    5,928,489
Other income (expense):
 Interest income............      18,632      103,088       38,182      140,216
 Other......................     893,746        6,718      717,347     (281,469)
                             ------------ ------------ ------------ ------------
Loss before provision for
  income taxes..............    (900,960)  (2,414,079)  (3,532,217)  (4,705,400)
Provision for income taxes..       6,000       15,565       15,000       30,259
                             ------------ ------------ ------------ ------------
Net loss....................    (906,960)  (2,429,644)  (3,547,217)  (4,735,659)
Preferred stock accretion...    (317,647)    (263,969)  (2,989,640)    (508,607)
                             ------------ ------------ ------------ ------------
Net loss applicable to
  common stockholders....... ($1,224,607) ($2,693,613) ($6,536,857) ($5,244,266)
                             ============ ============ ============ ============

Basic net loss per
  common share..............      ($0.07)      ($0.40)      ($0.40)      ($0.84)
Shares used in computing
  basic net loss per-share..  16,905,473    6,713,469   16,241,648    6,220,227
                             ============ ============ ============ ============

See notes to consolidated financial statements.

INTEGRATED SURGICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                --------------------------
                                                     2000          1999
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................... ($3,547,217)  ($4,735,659)
Adjustment to reconcile net loss to net cash
 used in operating activities:
   Depreciation................................     293,240       358,817
   Amortization of intangible assets...........     416,958       419,520
   Unrealized gain on securities...............         --        (50,626)
   Stock compensation..........................     199,835        79,984
Changes in operating assets and liabilities:
      Accounts Receivable......................      66,582       993,179
      Inventory................................    (828,790)     (884,543)
      Other current assets.....................     (89,379)       56,623
      Accounts payable.........................  (1,037,461)    1,299,435
      Value added taxes payable................      54,559        39,280
      Accrued payroll and related expenses.....      13,337       (21,162)
      Customer deposits........................    (106,147)      648,714
      Other current liabilities................     401,091       284,611
      Note Payable.............................         --         13,800
                                                ------------  ------------
Net cash used in operating activities..........  (4,163,392)   (1,498,027)
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities............         --      1,978,582
Net investments in sales type leases...........         --       (319,753)
Principal payments received on sales type lease     147,503           --
Purchases of property and equipment............    (233,047)      (64,726)
Decrease in other assets.......................         --            218
                                                ------------  ------------
Net cash provided by (used in) investing
  activities...................................     (85,544)    1,594,321
                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) bank loans.................     (35,278)     (744,953)
Proceeds from issuance of preferred stock......   3,480,096     3,405,912
Redemption of Series E preferred stock.........  (1,185,000)          --
Proceeds from exercise of stock options........      30,801        16,330
                                                ------------  ------------
Net cash provided by financing
  activities...................................   2,290,619     2,677,289
                                                ------------  ------------
Effect of exchange rate changes on cash
   and cash equivalents........................      95,916      (644,089)
                                                ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................  (1,862,401)    2,129,494
Cash and cash equivalents at beginning
  of period....................................   2,918,016       223,581
                                                ------------  ------------
Cash and cash equivalents at end of period.....  $1,055,615    $2,353,075
                                                ============  ============

See notes to consolidated financial statements.

INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 1999.

In December, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                                 June 30,
                                                   2000
                                              -------------
        Raw materials........................ $  2,763,624
        Work in process......................      905,602
        Finished goods.......................      421,568
                                              -------------
                                              $  4,090,794
                                              =============

NOTE C - CONVERTIBLE PREFERRED STOCK

In February, 2000, the Company received net proceeds of approximately $1,880,000 from the sale of 2,000 shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and warrants ("Warrants") to purchase 12,500 shares of common stock ("Common Stock"), par value $.01 per share.

The Series F Preferred Stock is convertible into shares of Common Stock, at the option of the holder, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series F Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series F Preferred Stock) and the number of shares of Series F Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.22 (the "Conversion Price").

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

On May 30, 2000, the Company received net proceeds of $1,649,000 from the sale of 1,800 shares of Series G Convertible Preferred Stock ("Series G Preferred Stock") and warrants ("Warrants") to purchase 63,000 shares of common stock ("Common Stock"), par value $.01 per share.

The Series G Preferred Stock is convertible into shares of Common Stock, at the option of the holder, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series G Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series G Preferred Stock) and the number of shares of Series G Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.63 (the "Conversion Price").

The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock at any time after November 30, 2003, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series G Preferred Stock was sold, amounted to $318,000, which represents a discount to the value of the Series G Preferred Stock (the "Discount".) The Discount was accreted during the month of June, 2000.

Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

The Company may redeem the Series G Preferred Stock upon written notice to the holders of the Series G Preferred Stock at any time after the earlier of November 30, 2000 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series G Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing November 30, 2000 and ending November 30, 2003, at an exercise price of $1.625, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

NOTE D - NET LOSS PER SHARE

As of June 30, 2000, outstanding options to purchase 1,762,098 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 13,518,277 shares of Common Stock (with exercise prices ranging from $0.01 to $4.39) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NOTE E - ACCUMULATED OTHER COMPREHENSIVE LOSS

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The following table sets forth this computation of comprehensive loss:

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                             ------------------------- -------------------------
                                 2000         1999         2000         1999
                             ------------ ------------ ------------ ------------
Net loss....................   ($906,960) ($2,429,644) ($3,547,217) ($4,735,659)
Other comprehensive income
 (loss):
Unrealized gain (loss) on
  available for sale
  securities................           0            0            0       14,683
Foreign currency
  translation...............     (19,374)    (377,270)    (102,239)    (709,398)
                             ------------ ------------ ------------ ------------
Comprehensive loss..........   ($926,334) ($2,806,914) ($3,649,456) ($5,430,374)
                             ============ ============ ============ ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net Sales. Net sales for the six months ended June 30, 2000 (the "2000 Interim
Period") were approximately $2,041,000, attributable to the sale of one ROBODOC System recorded in the second quarter and the completion of a software implant contract, compared to the six months ended June 30, 1999  (the "1999 Interim Period") of approximately $2,916,000, which included the sale of three ROBODOC systems.

Cost of Sales. Cost of sales for the 2000 Interim Period was approximately $898,000 (44% of net sales) as compared to the 1999 Interim Period of approximately $1,552,000 (53% of net sales). The lower cost as a percent of sales in the 2000 Interim Period is a result of a favorable product mix with the majority of revenues resulting from software development contracts and service contracts which carry lower costs than do product sales.

Selling, General and Administrative. Selling, general and administrative expenses for the 2000 Interim Period (approximately $2,398,000) decreased by approximately $705,000, or 23% as compared to the 1999 Interim Period (approximately $3,103,000). Marketing costs decreased approximately $546,000 as a result of fewer direct field sales personnel while general and administrative expense decreased approximately $133,000.

Research and Development. Research and development expenses for the 2000 Interim Period (approximately $3,032,000) increased by approximately $206,000, or approximately 7%, as compared to the 1999 Interim Period (approximately $2,826,000), due to increased costs associated with the successful knee replacement surgery technology and the training and testing associated with this.

Interest Income. Interest income for the 2000 Interim Period (approximately $38,000) decreased by approximately $102,000 as compared to the 1999 Interim Period (approximately $140,000), primarily due to lower average cash balances during the 2000 Interim Period.

Other Income and Expense. Other income for the 2000 Interim Period was approximately $717,000 compared to expense of approximately $281,000 in the 1999 Interim Period. The other income is attributable to the licensing income due and paid to the Company under the terminated exclusive distribution agreement with Spark 1st Vision.

Net Loss. The net loss for the 2000 Interim Period (approximately $3,547,000) decreased by approximately $1,189,000, or approximately 25%, as compared to the net loss for the 1999 Interim Period (approximately $4,736,000).

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $48.8 million.

The Company's use of cash in operating activities of approximately $4,163,000 in the 2000 Interim Period increased by approximately $2,665,000 as compared to cash usage due to operating activities in the 1999 Interim Period of approximately $1,498,000. The increase in operating cash usage in the 2000 Interim Period was primarily a result of a decrease in accounts payable of approximately $1,037,000, an increase in inventory of approximately 829,000, and a decrease in customer deposits of approximately $106,000.

The Company's cash used for investing activities of approximately $86,000 in the 2000 Interim Period decreased by approximately $1,680,000 as compared to cash provided by investing activities in the 1999 Interim Period of approximately $1,594,000. The investment cash proceeds in the 1999 Interim Period was primarily due to liquidating short-term investments to retire loans, while little investment activity existed in the 2000 Interim Period.

Cash provided by financing activities in the 2000 Interim Period was approximately $2,291,000 and decreased by approximately $386,000 as compared to the financing activities during the 1999 Interim Period. In 2000 the Company received net proceeds of approximately $3,480,000 from the sale of Convertible Preferred Stock and Warrants (see Note C to the financial statements and Part II, Item 2. Changes in Securities and Use of Proceeds). In the 1999 Interim Period $745,000 was used to pay bank loans while in the 2000 Interim Period $1,185,000 was used to redeem the outstanding Series E Convertible Preferred Stock. Such changes resulted in the decrease of cash provided by financing in the 2000 Interim Period.

The report of the independent auditors on the Company's December 31, 1999 financial statements included an explanatory paragraph indicating there is substantial doubt of the Company's ability to continue as a going concern.

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

PART II. -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) On May 30, 2000, the Company issued and sold 2,000 shares of Series G Convertible Preferred Stock ("Series G Preferred Stock") and warrants to purchase 63,000 shares of common stock, par value $.01 per share ("Common Stock"), to institutional accredited investors for a total purchase price of $1,800,000, pursuant to a Preferred Stock Purchase Agreement dated as of May 30, 2000 (the "Purchase Agreement"). In addition, the Company issued 5,000 shares of Common Stock to a financial advisor in connection with the preferred stock financing. The Series G Preferred Stock, warrants and shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated by the Commission under that Section.

The Series G Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series G Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series G Preferred Stock) and the number of shares of Series G Preferred Stock to be converted and (y) 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.625 (the "Maximum Conversion Price").

No holder may convert the Series G Preferred Stock to the extent such conversion would result in the holders in the aggregate acquiring shares of Common Stock, representing 19.9% of the number of shares of Common Stock outstanding on May 30, 2000 (the date upon which the Series G Preferred Stock and the warrants were issued), unless and until the Company's stockholders approve the issuance of more than the Maximum Shares. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock at any time after November 30, 2003, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

The Company may redeem the Series G Preferred Stock upon written notice to the holders of the Series G Preferred Stock at any time after the earlier of November 30, 2000 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the shares of Common Stock into which such shares of Series G Preferred Stock could have been converted on the date of the notice of redemption.

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

The warrants are exercisable at any time during the period commencing November 30, 2000 and ending November 30, 2003, at an exercise price of $1.625 subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain dispositions of assets.

(b) ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein who purchased an aggregate of 2,922,396 shares of the Company's common stock and warrants to purchase an additional 11,700,000 shares of common stock in December of 1999 for a purchase price of $4,000,000 have agreed to surrender an aggregate of 5,700,000 warrants. In addition, they have agreed to exercise an aggregate of 2,000,000 of the remaining 6,000,000 warrants as follows:

500,000 warrants by each of September 5, October 5, November5 and December 5, 2000, provided that the market price of one share of the common stock is not less than $1.03, the exercise price of the warrants. These 2,000,000 warrants will expire if they are not exercised by those dates. The remaining 4,000,000 warrants are exercisable until December 14, 2002.

Messrs. Wettstein and Herrmann have resigned from the Board of Directors of the Company.

(c) The Company has entered into an equity line of credit agreement for the sale of $12,000,000 of common stock. Under the terms of the agreement, the Company may sell shares of common stock over a three-year period to the investor at a price equal to the lowest bid price during the six trading days commencing two trading days prior to the delivery of a put notice to the investor. The number and dollar amount of shares that may be purchased on each closing date is based upon a formula that varies with the market price and trading volume of the common stock, subject to a minimum of $100,000. Take downs may not occur more often than once every fifteen days. At each closing, the Company will also issue to the investor warrants to purchase 14% of the number of shares purchased at that closing. These warrants will be exercisable at the per share purchase price of the shares purchased at the closing and may be exercised at any time prior to the first anniversary of the closing. The Company will also issue a warrant to purchase 35,000 shares of common stock to the investor at the initial closing. This warrant will be exercisable at $1.88 per share during the period commencing October 17, 2000 and ending on April 16, 2003.

In addition, the Company will issue to a financial advisor 12,000 shares of common stock for each one million dollars of shares sold to the investor. 5,000 shares were issued to the advisor upon signing the agreement. The Company will pay the financial advisor 3% of the gross proceeds from the sale of shares purchased at each closing, plus an advisory fee of $20,000 at each of the first six closings.

A registration statement for the resale of the shares issued under the equity line will be filed. No shares will be sold under the equity line until the registration statement is declared effective by the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
4.29
Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (1)

27.1	Financial Data Schedule

  Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 3, 2000.

(b) Reports filed on Form 8-K

     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

(Registrant)

Dated: August 14, 2000

By:	/s/ LOUIS J. KIRCHNER

Louis J. Kirchner
Chief Financial Officer