Form 10-Q
period 2000-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2000-11-14
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

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

Common Stock $.01 Par Value - 21,772,701 shares as of November 1, 2000

INTEGRATED SURGICAL SYSTEMS, INC.
Report On Form 10-QSB For The
Quarter Ended September 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED SURGICAL SYSTEMS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

                                                       September 30,
                                                            2000
                                                       -------------
ASSETS
Current Assets:
  Cash and cash equivalents...........................     $396,311
  Accounts receivable less allowance for
    doubtful accounts of $251,542.....................    1,386,126
  Inventory...........................................    3,831,427
  Other current assets................................      804,614
                                                       -------------
Total current assets..................................    6,418,478
Property and equipment, net...........................      655,280
Leased equipment, net.................................      475,692
Long-term net investment in sales type leases.........      200,084
Intangible assets, net................................    1,546,658
Other assets..........................................       12,195
                                                       -------------
Total Assets..........................................   $9,308,387
                                                       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................     $803,622
  Value-added taxes payable...........................      113,205
  Accrued payroll and related expenses................      386,054
  Customer deposits...................................    1,300,789
  Accrued product retrofit costs......................      207,953
  Current portion of bank loans.......................       54,527
  Other current liabilities...........................      502,846
                                                       -------------
Total current liabilities.............................    3,368,996
                                                       -------------
Bank loans, long-term.................................       35,990
Note payable..........................................      134,800
Commitments and Contingencies
Stockholders' equity:
  Convertible preferred stock, $0.01 par value
  1,000,000 shares authorized; 1,869 shares issued
  and outstanding   ($1,869,000 aggregate liquidation
  value)..............................................           19
  Common stock, $0.01 par value, 50,000,000 shares
    authorized; 19,793,161 shares issued and
    outstanding ......................................      197,931
    Additional paid-in capital .......................   60,556,210
    Deferred stock compensation ......................       (2,628)
    Accumulated other comprehensive loss .............     (565,264)
    Accumulated deficit ..............................  (54,417,667)
                                                       -------------
Total stockholders' equity............................    5,768,601
                                                       -------------
Total liabilities and stockholder's equity ...........   $9,308,387
                                                       =============

See notes to consolidated financial statements.

INTEGRATED SURGICAL SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                             ------------------------- -------------------------
                                 2000         1999         2000         1999
                             ------------ ------------ ------------ ------------
Net sales...................  $2,201,689   $2,269,044   $4,242,715   $5,185,003
Cost of sales...............   1,110,408    1,241,486    2,008,901    2,793,103
                             ------------ ------------ ------------ ------------
 Gross margin                  1,091,281    1,027,558    2,233,814    2,391,900
                             ------------ ------------ ------------ ------------
Operating expenses:
 Selling, general and
   administrative...........   1,685,602    1,342,985    4,083,468    4,445,528
 Research and development...     618,448    1,436,468    3,650,861    4,262,414
                             ------------ ------------ ------------ ------------
Total operating expenses....   2,304,050    2,779,453    7,734,329    8,707,942
Other income (expense):
 Interest income............      12,674       36,317       50,856      176,533
 Other......................    (468,667)     (71,174)     248,680     (352,643)
                             ------------ ------------ ------------ ------------
Loss before provision for
  income taxes..............  (1,668,762)  (1,786,752)  (5,200,979)  (6,492,152)
Provision for income taxes..           0       53,809       15,000       84,068
                             ------------ ------------ ------------ ------------
Net loss....................  (1,668,762)  (1,840,561)  (5,215,979)  (6,576,220)
Preferred stock accretion...    (411,029)    (659,996)  (3,400,669)  (1,168,603)
                             ------------ ------------ ------------ ------------
Net loss applicable to
  common stockholders....... ($2,079,791) ($2,500,557) ($8,616,648) ($7,744,823)
                             ============ ============ ============ ============

Basic net loss per
  common share..............      ($0.12)      ($0.28)      ($0.51)      ($1.09)
Shares used in computing
  basic net loss per-share..  17,927,065    8,873,184   16,803,453    7,102,218
                             ============ ============ ============ ============

See notes to consolidated financial statements.

INTEGRATED SURGICAL SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                     Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                     2000          1999
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................... ($5,215,979)  ($6,576,220)
Adjustment to reconcile net loss to net cash
 used in operating activities:
   Depreciation................................     399,981       435,094
   Amortization of intangible assets...........     629,280       629,280
   Unrealized gain on securities...............         --        (50,626)
   Stock compensation..........................     236,058       191,094
Changes in operating assets and liabilities:
      Accounts Receivable......................  (1,035,444)     (257,120)
      Inventory................................    (630,332)     (393,559)
      Other current assets.....................    (129,810)      (49,865)
      Accounts payable.........................    (793,456)     (364,647)
      Value added taxes payable................      76,394      (278,504)
      Accrued payroll and related expenses.....      19,706       (29,404)
      Customer deposits........................     285,888       357,681
      Other current liabilities................      30,595       378,511
      Note Payable.............................         --         19,000
                                                ------------  ------------
Net cash used in operating activities..........  (6,127,119)   (5,989,285)
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities..................         --      1,978,236
Net investments in sales type leases...........         --       (363,295)
Principal payments received on sales type lease     221,492           --
Purchases of property and equipment............    (115,045)     (168,137)
Decrease in other assets.......................         --         25,327
                                                ------------  ------------
Net cash provided by investing
  activities...................................     106,447     1,472,131
                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank loans.........................     (49,036)     (762,019)
Proceeds from issuance of preferred stock......   4,524,506     6,177,425
Redemption of Series E preferred stock.........  (1,185,000)          --
Proceeds from sale of common stock warrants....           0        10,658
Proceeds from exercise of stock options........      31,501         4,509
                                                ------------  ------------
Net cash provided by financing
  activities...................................   3,321,971     5,430,573
                                                ------------  ------------
Effect of exchange rate changes on cash
   and cash equivalents........................     176,996      (570,865)
                                                ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................  (2,521,706)      342,554
Cash and cash equivalents at beginning
  of period....................................   2,918,016       223,581
                                                ------------  ------------
Cash and cash equivalents at end of period.....    $396,311      $566,135
                                                ============  ============

See notes to consolidated financial statements.

INTEGRATED SURGICAL SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Integrated Surgical Systems, Inc.'s annual report on Form 10-KSB and Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

NOTE C - INVENTORIES

The components of inventory consist of the following:

                                               September 30,
                                                   2000
                                              -------------
        Raw materials........................ $  1,464,417
        Work in process......................    1,738,724
        Finished goods.......................      628,286
                                              -------------
                                              $  3,831,427
                                              =============

NOTE D - CONVERTIBLE PREFERRED STOCK

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

The Company may require holders to convert all (but not less than all) of the Series F Preferred Stock at any time after August 8, 2000, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's Common Stock on the date the Series F Preferred Stock was sold, amounted to approximately $2,652,000, which represents a discount to the value of the Series F Preferred Stock (the "Discount".) The Discount was recorded in February 2000.

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

The Series G Preferred Stock has a stated value of $1,000 per share, and is convertible into shares of Common Stock, at the option of the holder, subject to certain limitations, discussed below. Series G was initially convertible into Common Stock at a conversion price equal to 85% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market over the five trading days preceding the date of conversion, subject to a maximum conversion price of $1.63. As a result of antidilution adjustments resulting from the issuance of the Series H, the remaining outstanding shares Series G are convertible into Common Stock at a conversion price equal to 80% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market over the five trading days prior to the date of conversion. The additional 5% discount amounted to approximately $100,000 and has been included in the Series H beneficial conversion feature. The number of shares of Common Stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of Preferred Stock to be converted by the conversion price.

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

The Warrants are exercisable at any time during the period commencing November 30, 2000 and ending November 29, 2003, at an exercise price of $1.625, subject to adjustment. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

On August 17, 2000, the Company received net proceeds of $1,074,000 from the sale of 1,200 shares of Series H Convertible Preferred Stock ("Series H Preferred Stock") and warrants ("Warrants") to purchase 500,000 shares of common stock ("Common Stock"), par value $.01 per share.

The Series H Preferred Stock is convertible into shares of Common Stock, at the option of the holder, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series H Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series H Preferred Stock) and the number of shares of Series H Preferred Stock to be converted and (y) 80% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.06 (the "Conversion Price").

The Company may require holders to convert all (but not less than all) of the Series H Preferred Stock at any time after August 17, 2003, or buy out all outstanding shares, at the then Conversion Price.

The value assigned to the Beneficial Conversion Feature, as determined using the quoted market price of the Company's common stock on the date the Series H Preferred Stock was sold, amounted to $411,029, which represents a discount to the value of the Series H Preferred Stock (the "Discount".) The Discount was accreted during the month of August, 2000.

Holders of Series H Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series H Preferred Stock.

The Company may redeem the Series H Preferred Stock upon written notice to the holders of the Series H Preferred Stock at any time after the earlier of February 17, 2001 and the closing of a registered firm underwritten secondary offering of equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the Shares of Common Stock into which such Series H Preferred Stock could have been converted on the date of the notice of redemption.

The Warrants are exercisable at any time during the period commencing February 18, 2001 and ending February 17, 2004. The initial exercise price of 250,000 of the warrants is $0.93 per share, and the initial exercise price of the remaining 250,000 warrants is $1.02 per share. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment based upon certain future events.

NOTE E - NET LOSS PER SHARE

As of September 30, 2000, outstanding options to purchase 1,747,098 shares of Common Stock (with exercise prices ranging from $0.07 to $8.63) and outstanding warrants to purchase 17,634,911 shares of Common Stock (with exercise prices ranging from $0.01 to $4.39) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NOTE F - ACCUMULATED OTHER COMPREHENSIVE LOSS

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
                             ------------ ------------ ------------ ------------
Net loss.................... ($1,668,762) ($1,840,561) ($5,215,979) ($6,576,220)
Other comprehensive income
 (loss):
Unrealized gain (loss) on
  available for sale
  securities................           0            0            0      (50,626)
Foreign currency
  translation...............      24,298       73,130      (77,941)    (570,959)
                             ------------ ------------ ------------ ------------
Comprehensive loss.......... ($1,644,464) ($1,767,431) ($5,293,920) ($7,197,805)
                             ============ ============ ============ ============

NOTE G - EQUITY LINE FINANCING

On September 15, 2000, the Company entered into an equity line of credit agreement for the sale of $12,000,000 of Common Stock with Triton West Group, Inc. Under the terms of the agreement, the Company may sell shares of Common Stock over a three-year period to Triton at a price equal to 85% of the lowest closing bid price during the nine trading days commencing two trading days prior to the delivery of a purchase notice to Triton. The dollar amount of shares that may be purchased on each closing date is based upon a formula that varies with the market price and trading volume of the common stock, subject to a minimum of $100,000. The Company may not sell shares under the equity line more often than once every fifteen days.

The Company has issued a warrant to purchase 35,000 shares of Common Stock to Triton in connection with the agreement. The warrant is exercisable at $0.86 per share during the period commencing March 15, 2001 and ending on September 14, 2003. The equity line of credit agreement limits the number of shares that may be issued under the line, including shares that may be acquired upon exercise of warrants, to an aggregate of 3,843,939 shares, representing 19.9% of the shares outstanding on September 15, 2000, the date we entered into the equity line agreement, until stockholders approve the issuance of shares in excess of that number. This limitation is required under the corporate governance rules of the Nasdaq Stock Market, Inc. The Company will pay Triton an advisory fee of $7,000 at each closing.

As of November 13, 2000 no draws had been made under the equity line of credit agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net Sales. Net sales for the nine months ended September 30, 2000 (the "2000 Interim Period") were approximately $4,243,000, largely attributable to the sale of three ROBODOC Systems and the completion of software implant contracts, compared to the nine months ended September 30, 1999 (the "1999 Interim Period") of approximately $5,185,000, which included the sale of five ROBODOC systems.

Cost of Sales. Cost of sales for the 2000 Interim Period was approximately $2,009,000 (47% of net sales) as compared to the 1999 Interim Period of approximately $2,793,000 (54% of net sales). The lower cost as a percent of sales in the 2000 Interim Period is a result of a favorable product mix with the majority of revenues resulting from software development contracts and service contracts which carry lower costs than do product sales.

Selling, General and Administrative. Selling, general and administrative expenses for the 2000 Interim Period (approximately $4,083,000) decreased by approximately $363,000, or 8% as compared to the 1999 Interim Period (approximately $4,446,000). Marketing costs decreased approximately $437,000 as a result of fewer direct field sales personnel while general and administrative expense increased approximately $74,000.

Research and Development. Research and development expenses for the 2000 Interim Period (approximately $3,651,000) decreased by approximately $611,000, or approximately 14%, as compared to the 1999 Interim Period (approximately $4,262,000). During the third quarter of 2000, significant resources were directed from research and development toward software development contracts resulting in the decrease in amounts recorded as reasearch and development expense.

Interest Income. Interest income for the 2000 Interim Period (approximately $51,000) decreased by approximately $126,000 as compared to the 1999 Interim Period (approximately $177,000), primarily due to lower average cash balances during the 2000 Interim Period.

Other Income and Expense. Other income for the 2000 Interim Period was approximately $249,000 compared to expense of approximately $353,000 in the 1999 Interim Period. The other income is primarily attributable to approximately $700,000 of licensing income due and paid to the Company under the terminated exclusive distribution agreement with Spark 1st Vision, offset by approximately $450,000 of foreign currency transaction losses.

Net Loss. The net loss for the 2000 Interim Period (approximately $5,216,000) decreased by approximately $1,360,000, or approximately 21%, as compared to the net loss for the 1999 Interim Period (approximately $6,576,000).

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded net sales. Operations have been funded primarily from the issuance of debt and the sale of equity securities aggregating approximately $49.9 million.

The Company's use of cash in operating activities of approximately $6,127,000 in the 2000 Interim Period increased by approximately $138,000 as compared to cash usage due to operating activities in the 1999 Interim Period of approximately $5,989,000. The increase in operating cash usage in the 2000 Interim Period was primarily a result of a decrease in the net loss of approximately $1,360,000, offset by an increase in accounts receivable of approximately 1,035,000, and a decrease in accounts payable of approximately $793,000.

The Company's cash used for investing activities of approximately $106,000 in the 2000 Interim Period decreased by approximately $1,366,000 as compared to cash provided by investing activities in the 1999 Interim Period of approximately $1,472,000. The investment cash proceeds in the 1999 Interim Period was primarily due to liquidating short-term investments to retire loans, while little investment activity existed in the 2000 Interim Period.

Cash provided by financing activities in the 2000 Interim Period was approximately $3,322,000 and decreased by approximately $2,109,000 as compared to the financing activities during the 1999 Interim Period. In 2000 the Company received net proceeds of approximately $4,525,000 from the sale of Convertible Preferred Stock and Warrants (see Note D to the financial statements and Part II, Item 2. Changes in Securities and Use of Proceeds). In the 1999 Interim Period $762,000 was used to pay bank loans while in the 2000 Interim Period $1,185,000 was used to redeem the outstanding Series E Convertible Preferred Stock. Such changes resulted in the decrease of cash provided by financing in the 2000 Interim Period.

The report of the independent auditors on the Company's December 31, 1999 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt of the Company's ability to continue as a going concern.

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

We entered into an equity line of credit with Triton West Group for the sale of up to $12,000,000 of our common stock with the expectation that it would satisfy our cash requirements for the foreseeable future. Under that facility we may sell shares of common stock at an approximate l5% discount to the prevailing market price every fifteen trading days. The amount available under the facility depends upon the market price and trading volume of our common stock. The recent decline in the market price of our common stock limits the amount available to us under the facility. If the average closing bid price of a share of our common stock is between $0.50 and $1.00 and the average trading volume is more than 100,000 shares for the 30-day period preceding the date we deliver a purchase notice to Triton, we can sell up to $600,000 of common stock under the facility, but if the average trading volume for that 30 day trading period is more than 15,000 shares but not more than 100,000 shares, we only may sell up to $400,000 of common stock. If the average closing bid price is less than $0.50 for the preceding 30-day trading period, we only can sell up to $250,000 of common stock. Our monthly cash requirements since January 1, 2000 have averaged approximately $700,000. Unless we are able to generate meaningful cash flow from sales of our products, amounts available under the equity line at the current market price may not be sufficient to satisfy our cash needs. We may need additional financing if we are unable to obtain funds sufficient to satisfy our cash requirements under the equity line. Additional financing, if required, may not be available on acceptable terms, if at all. If we are unable to obtain financing on favorable terms, we may have to reduce operations, defer research and development projects and reduce staffing.

Based upon the market price as of November 13, 2000 the Company could not draw more than $250,000 every 15 trading days.

PART II. -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) On August 17, 2000, the Company issued and sold 1,200 shares of Series H Convertible Preferred Stock ("Series H Preferred Stock") and warrants to purchase 500,000 shares of common stock, par value $.01 per share ("Common Stock"), to four institutional accredited investors for a total purchase price of $1,200,000, pursuant to a Preferred Stock Purchase Agreement dated as of August 17, 2000 (the "Purchase Agreement"). In addition, the Company issued warrants to purchase 50,000 shares of Common Stock at $0.93 per share to a financial advisor in connection with the preferred stock financing, and warrants to purchase 100,000 shares of Common Stock to holders of Series F and G Preferred Stock. The shares of Series H Preferred Stock, warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated by the Commission under that Section.

The Series H Preferred Stock is convertible into shares of Common Stock, at the option of the holder thereof, subject to certain limitations, discussed below. The number of shares of Common Stock issuable upon conversion of the Series H Preferred Stock is equal to the quotient of (x) the product of $1,000 (the stated value of each share of Series H Preferred Stock) and the number of shares of Series H Preferred Stock to be converted and (y) 80% of the lowest sale price of the Common Stock on the Nasdaq SmallCap Market during the five trading days preceding the date of conversion (the "Market Price"), but in no event more than $1.06 (the "Maximum Conversion Price").

No holder may convert the Series H Preferred Stock to the extent such conversion would result in the holders in the aggregate acquiring 3,494,298 shares of Common Stock, representing 19.9% of the number of shares of Common Stock outstanding on August 17, 2000 (the date upon which the Series H Preferred Stock and the warrants were issued), unless and until the Company's stockholders approve the issuance of more than the Maximum Shares. The Company may require holders to convert all (but not less than all) of the Series H Preferred Stock at any time after August 17, 2003, or buy out all outstanding shares, at the then Conversion Price.

Holders of Series H Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series H Preferred Stock.

The Company may redeem the Series H Preferred Stock upon written notice to the holders of the Series H Preferred Stock at any time after the earlier of February 17, 2000 and the closing of a registered firm commitment underwritten secondary offering of the Company's equity securities, at a redemption price equal to the greater of $1,500 per share and the Market Price of the shares of Common Stock into which such shares of Series H Preferred Stock could have been converted on the date of the notice of redemption.

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

The warrants are exercisable at any time during the period commencing February 18, 2001 and ending February 17, 2004. The initial exercise price of 250,000 of the warrants is $0.93 per share, and the initial exercise price of the remaining 250,000 warrants is $1.02 per share. The Conversion Price and the number of shares of Common Stock issuable upon conversion are subject to adjustment in the event of a stock split, stock dividend, reclassification, recapitalization, merger, consolidation or certain dispositions of assets.

From June 1, 2000 to September 30, 2000, the Registrant issued a total of 2,846,778 shares of common stock to 4 accredited investors upon conversion of its preferred stock. The issuance and sale of these shares was exempt from registration under Section 3(a)(9) of the Securities Act.

(b) ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein who purchased an aggregate of 2,922,396 shares of the Company's common stock and warrants to purchase an additional 11,700,000 shares of common stock in December of 1999 for a purchase price of $4,000,000 agreed to surrender an aggregate of 5,700,000 warrants. In addition, they agreed to exercise an aggregate of 2,000,000 of the remaining 6,000,000 warrants as follows:

500,000 warrants by each of September 5, October 5, November 5 and December 5, 2000, provided that the market price of one share of the common stock is not less than $1.03, the exercise price of the warrants. As of November 7, 2000, 1,500,000 of these warrants have expired, and 500,000 warrants will expire if they are not exercised by December 5, 2000. The remaining 4,000,000 warrants are exercisable until December 14, 2002.

(c) The Company has entered into an equity line of credit agreement for the sale of $12,000,000 of Common Stock with Triton West Group, Inc. Under the terms of the agreement, the Company may sell shares of Common Stock over a three - year period to Triton at a price equal to 85% of the lowest closing bid price during the nine trading days commencing two trading days prior to the delivery of a purchase notice to Triton. The maximum dollar amount of shares that may be purchased on each closing date depends upon the average closing bid price and average trading volume of the Common Stock for the 30 trading days preceding the day the Company delivers a purchase notice to Triton, as indicated by the chart presented below.

Average Trading Volume For Preceding 30 Trading Days
Average Closing Bid Price of Common Stock for Preceding 30 Trading Days	15,000-50,000	50,001-100,000	100,001-150,000	More than 150,000
	Maximum Dollar Amount of Shares The Company Can Sell To Triton
$0.50-1.00	$400,000	$400,000	$600,000	$600,000
1.00-3.00	$500,000	$500,000	$750,000	$750,000
3.01-4.50	$500,000	$750,000	$750,000	$1,000,000
4.51-6.00	$750,000	$750,000	$1,000,000	$1,000,000
6.01-7.50	$750,000	$1,000,000	$1,000,000	$1,250,000
7.51-9.00	$1,000,000	$1,000,000	$1,250,000	$1,250,000
More than $9.00	$1,000,000	$1,250,000	$1,250,000	$1,500,000

For example, if the average closing bid price of a share of Common Stock is between $0.50 and $1.00, and the average trading volume is more than 100,000 shares for the 30-day trading period preceding the delivery of a purchase notice to Triton, the Company can sell up to $600,000 of Common Stock to Triton. But if the trading volume for that 30-day trading period is more than 15,000 shares but not more than 100,000 shares, the Company can only sell up to $400,000 of Common Stock to Triton. As illustrated by the table, the amount available to the Company under the equity line increases as the bid price and trading volume of the Company's Common Stock increase. However, if at the time the Company delivers a purchase notice to Triton, the average closing bid price of a share of Common Stock has been less than $0.50 for the preceding 30 - day period, the Company can only sell up to $250,000 of Common Stock to Triton. The minimum amount of shares the Company may sell to Triton on any closing date is $100,000. The Company may not sell shares to Triton more often than once every fifteen trading days.

The Company has issued a warrant to purchase 35,000 shares of Common Stock to Triton in connection with the agreement. The warrant is exercisable at $0.86 per share during the period commencing March 15, 2001 and ending on September 14, 2003. The equity line of credit agreement limits the number of shares that may be issued under the line, including shares that may be acquired upon exercise of warrants, to an aggregate of 3,843,939 shares, representing 19.9% of the shares outstanding on September 15, 2000, the date the Company entered into the equity line agreement, until stockholders approve the issuance of shares in excess of that number. This limitation is required under the corporate governance rules of the Nasdaq Stock Market, Inc. The Company will also pay Triton $7,000 at each closing.

Item 5. Other Information

The Company's Common Stock is quoted on the Nasdaq SmallCap Market. To continue to be listed, the Company is required to maintain net tangible assets of $2,000,000 and the Common Stock must maintain a minimum bid price of $1.00 per share. By letter dated September 13, 2000, Nasdaq notified the Company that the Common Stock failed to satisfy its minimum bid price standard for continued listing and the Company would be delisted if the price of our Common Stock was not at least $1.00 per share for ten consecutive trading days by December 12, 2000. As of November 13, 2000 we still did not meet the requirement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Designations for Series H Convertible Preferred Stock (1)
4.1	Preferred Stock Purchase Agreement for Series H Convertible Preferred Preferred Stock (1)
4.2	Form of warrant issued to purchasers of Series H Convertible Preferred Stock (1)
4.3	Form of Registration Rights Agreement for Series H Convertible Preferred Stock financing (1)
4.4	Form of warrant issued under the Equity Line of Credit Agreement (2)
10.1	Private Equity Line of Credit Agreement dated September 15, 2000 with Triton West Group, Inc. (2)
10.2	Escrow Agreement dated September 15, 2000 for the Equity Line of 0f Credit Agreement (2)
27.1	Financial Data Schedule
  Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45706), declared effective on September 28, 2000.
  Incorporated by reference to the Registrant's Registration Statement on Form S-2 (Registration No. 333-48040), declared effective on October 31, 2000.

(b) Reports filed on Form 8-K

     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

(Registrant)

Dated: November 10, 2000

By:	/s/ LOUIS J. KIRCHNER

Louis J. Kirchner
Chief Financial Officer