Form 10KSB
period 2000-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2001-06-27
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal Year Ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.
(Name of Small Business Issuer in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)

68-0232575
(IRS Employer Identification Number)

1850 Research Park Drive, Davis, CA
(Address of Principal Executive Offices)

95616-4884
(Zip Code)

(530) 792-2600
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	             Name of Each Exchange on Which
                                     Each Class is Registered
Common Stock, $.01 Par Value	                None
Common Stock Purchase Warrants	                None

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the issuer's most recent fiscal year was $5,934,263

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on May 31, 2001 was $5,500,980

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
On May 31, 2001, the issuer had 36,673,202 shares of common stock, $.01 par value, outstanding.

Transitional Small business Disclosure Format:  Yes [  ]  No [X]

DOCUMENTS INDORPORATED BY REFERENCE
None.


INTEGRATED SURGICAL SYSTEMS, INC.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
TABLE OF CONTENTS

Part I.                                                                  Page

   Item 1. Description of Business                                         1
   Item 2. Description of Properties                                       6
   Item 3. Legal Proceedings                                               6
   Item 4. Submission of Matters to a Vote of Security Holders             6

Part II.

   Item 5. Market for Common Equity and Related Stockholder Matters        8
   Item 6. Management's Discussion and Analysis                            8
   Item 7. Financial Statements                                           12
   Item 8. Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                       12

Part III.

   Item 9. Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act              13
   Item 10.Executive Compensation                                         14
   Item 11.Security Ownership of Certain Beneficial Owners and
           Management                                                     16
   Item 12.Certain Relationships and Related Transactions                 17
   Item 13.Exhibits and Reports on Form 8-K                               17

   Signatures                                                             21



PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Integrated Surgical Systems, Inc. ("ISS" or "the Company") designs, manufactures, sells and services image-directed, computer-controlled robotic products for use in orthopaedic and neurosurgical procedures. ISS was incorporated under the laws of Delaware in 1990.

Orthopaedic Applications

Our principal orthopaedic product is the ROBODOC(R) Surgical Assistant System ("ROBODOC"). ROBODOC combines our ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in hip and, since August 2000, knee replacement surgery. The surgeon uses ORTHODOC, a computer workstation with our proprietary software, for preoperative surgical planning. ORTHODOC converts a computerized tomography ("CT") scan of the patient's joint into a three-dimensional bone image. The surgeon selects prosthesis images from the ORTHODOC prosthesis library, and manipulates the three-dimensional prosthesis models against the bone image. We offer several lines of prostheses in our software library, and implant manufactures contract with us for the development of these prostheses software programs. After selecting the optimal prosthesis, ORTHODOC creates a surgical plan, which is then transferred to the surgical robot. The surgical plan guides the robot as it mills the bone in the operating room. Both hip and knee surgeries involve removing portions of the bone at the joint and placing a prosthesis at the new bone end. For hip replacement surgery, the ball-end of the ball-and-socket prosthesis is inserted into a cavity made in the upper leg bone by ROBODOC. In knee replacement surgery, ROBODOC mills the leg bone ends for precise and accurate prosthesis alignment.

Our patented DigiMatch Single Surgery System ("DigiMatch") eliminates the need for an initial surgery to place locator pins in a patient's thigh bone before using ROBODOC in hip replacement surgery. ROBODOC has been used for over 10,000 hip replacement surgeries worldwide, approximately half of these surgeries using DigiMatch technology. The ROBODOC knee module has been used in over 300 knee replacement surgeries.

Neurosurgical Applications

We entered the neurosurgical equipment sector when we acquired Innovative Medical Machines International, S.A., of Lyon, France, in September 1997. This wholly owned subsidiary, renamed Integrated Surgical Systems, S.A., designs, manufactures, sells and services the NeuroMate(R) System ("NeuroMate"), a computer-controlled robotic arm, head stabilizer and presurgical planning workstation.

NeuroMate's proprietary robotic arm and control system are designed to precisely position and hold critical tools during stereotactic brain surgery. The brain remains largely unexposed in stereotactic neurosurgery, and the surgeon works without the requirement of direct visualization of the brain itself. This minimally invasive surgery is made possible by NeuroMate's spatial coordinate system. During presurgical planning, the patient's CT, magnetic resonance or other images are correlated to the patientss physical characteristics. During surgery, the NeuroMate's robotic arm guides the surgeon, through small holes in the skull, to the pre-selected sites in the brain. NeuroMate was used in over 250 neurosurgical procedures in calendar 2000.

Marketing, Sales and Distribution

ROBODOC cannot be marketed in the United States until it has been cleared by the U.S. Food and Drug Administration ("FDA") (See "Government Regulation"). We market the ROBODOC System to orthopaedic and trauma surgeons and hospitals in Europe through direct sales and arrangements with implant manufacturers and in Japan through a Japanese distributor. NeuroMate is marketed in Europe and the U.S through direct sales and in Japan through our Japanese distributor.

We also promote our products through presentations at trade shows and advertisements in professional journals and technical and clinical publications, as well as through direct mail campaigns. Presentations to potential customers focus on the clinical benefit to the patient, and the potential financial and marketing benefit to hospitals and surgeons.

The ISS installed base at May 15, 2001 was:

Product              Europe          Japan          Mid-East          U.S.

ROBODOC Systems       33 (1)           7                0              1
NeuroMate Systems      8               3                1              2
____________________________
(1) 27 in Germany

Manufacturing

Our primary manufacturing process is the assembly of purchased components, integration of our proprietary software, product testing, and packaging. Our manufacturing facilities are located in Davis, California and Lyon, France.
We purchase substantially all of our system components from outside vendors. The surgical component of the ROBODOC consists of a customized robot arm supplied by Sankyo Seiki of Japan, a robot base and a control cabinet. Upon delivery and assembly, robots are tested and devices for attaching the bone to the robot, probes, cutter bearing sleeves and tool guides are attached.

ORTHODOC is made up of a computer workstation and associated data peripherals incorporating our proprietary software. A computer board interface to CT or x-ray scanner input modules is added to the workstation, as is the ROBODOC transfer drive. The unit is configured for 100 to 240 AC volt operation.

NeuroMate consists of a robot arm, electronic control and base and is operated by our proprietary software. Audemars-Piguet supplies the customized robot arm for NeuroMate.

Surgical supplies, including sterile drapes, bone screws and cutters, are manufactured to our specification by outside vendors and are inspected upon receipt to ensure that our specifications are consistently met. We purchase these items in quantity and distribute them to our customers as needed.

Our production facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices. We are also subject to European manufacturing standards for our European sales, and have secured the required ISO-9001 certification. All products are shipped bearing the CE Mark, meeting the European Union's marketing requirement.

Research and Development

Since inception, our research and development activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating hardware and software systems to support these products. We incurred research and development expenses of approximately $4,175,000 during the year ended December 31, 2000, and $5,561,000 in the year ended December 31, 1999. Orthopaedic applications in the research and development stage include acetabular cup planning and bone preparation for hip socket replacement surgery, long-bone osteotomies (cuts in bone intended to reshape or realign abnormal or deformed structures), and revision knee surgery.

Our French subsidiary has received an interest-free loan from ANVAR, a French agency established to aid research and development projects. The loan provided funding for the first phase of the development of NeuroMate applications for spinal surgery.

Competition

The principal competition for ROBODOC is manual surgery performed by orthopaedic surgeons, using surgical power tools and manual devices. These tools and devices are manufactured by major orthopaedic companies, including Howmedica, Inc. (a division of Stryker Corporation), located in New York; Zimmer, Inc. (a subsidiary of Bristol-Myers Squibb), located in Indiana; DePuy, Inc. (a subsidiary of Johnson & Johnson), located in Indiana; Biomet, Inc. located in Indiana; and Osteonics, Inc. (a subsidiary of the Stryker Corporation), located in New Jersey.

Navigational systems, offered by the major manufacturers of orthopaedic devices, are an intermediate step between free-hand and robotic surgery. Navigational systems use a tracking device affixed to the end of traditional cutting tools to assist the surgeon in visualizing bone preparation for implant placement. Our chief robotics competitor, the German manufacturer Orto Maquet, ceased operations in May 2001.

The principal competition for NeuroMate is from manufacturers of frame-based and frameless stereotactic systems, some of which are also referred to as navigators. Approximately twenty navigator models have been introduced, including those by Radionics, Sofamor Danek, and Ohio Medical Surgical Products, all located in the U.S.; Elekta, located in Sweden; and Brain Lab of Germany.

Warranty and Service

We offer a full warranty, covering parts and labor, for the first year following the purchase of our products. Warranty coverage can be extended through the purchase of a maintenance agreement.

Our technical staff, including European-based personnel, trains medical professionals in the use of our products and provides field service. Technical support is also provided from the U.S. and French engineering organization.

Patents and Proprietary Rights

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and to maintain its competitive position.

We have been issued five U.S. patents, have four patents pending, and have filed additional patent applications covering various aspects of our technology. U.S. patents include:

* Computer aided system for revision total hip replacement surgery;
* Computer system and method for finish cutting bone cavities;
* Computer system and method for positioning a surgical robot;
* Computer system and method for cavity generation for surgical planning and initial placement of a bone prosthesis; and
* Computer system and method for performing image directed robotic orthopaedic procedures without a fiducial reference system.

Significant portions of ORTHODOC and ROBODOC software are protected by copyrights. IBM has granted the Company a royalty-free license for the underlying software code for ROBODOC. In addition, IBM has agreed not to assert infringement claims against us with respect to an IBM patent relating to robotic medical technology, to the extent that this technology is used in our products. ISS has registered the marks ROBODOC and ORTHODOC.

Government Regulation

In January 2001, the FDA changed DigiMatch ROBODOC's U.S Health Care Financing Administration reimbursement category from "Experimental" to "Non-experimental/Investigational."

The medical devices manufactured and marketed by ISS are subject to extensive regulation by the FDA and by foreign and state governments. Under the Federal Food, Drug, and Cosmetic Act of 1976, the FDA regulates the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices.

Noncompliance with FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by ISS.

Our ROBODOC and NeuroMate Systems are approved for use in Europe and carry the European Union's CE Mark. Both ORTHODOC and NeuroMate are cleared by the FDA for marketing in the United States, and NeuroMate has been approved for use by the Japanese Ministry of Health ("JMH"). While ROBODOC has not yet been approved for use by the JMH, Japanese hospitals and surgeons are able to purchase and use our systems while approval is pending. We expect that the JMH will approve ROBODOC for use following the completion of the U.S. clinical trials.

In March 2000, ISS applied for a new investigational device exemption under the Food, Drug and Cosmetic Act, in order to conduct U.S. clinical trials for ROBODOC. The exemption, approved in April 2000, allows for a clinical study designed to show a correlation between the ROBODOC with DigiMatch technology and the three pin system used in the initial ROBODOC clinical evaluations conducted in 1997. We believe that DigiMatch technology enhances our prospects for securing FDA approval.

Data obtained from the current clinical trial will also be used to support a request to reclassify ROBODOC from a Class III to a Class II medical device. We believe, based on our discussions with the FDA, that it would be possible for ROBODOC to be cleared for marketing in the U.S. through the 510(k) process as a result of such reclassification. However, there is no assurance as to when or if the FDA will approve the Company's application or that such approval, if received, will not include unfavorable limitations or restrictions.

Even after receipt of any FDA clearance to market, we expect that the FDA will consider any new ROBODOC surgical applications to be new indications for use, which generally require FDA clearance prior to marketing. The FDA may require additional approvals before allowing us to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in ROBODOC. The FDA will likely require new clinical data to support new indications and enhanced technological characteristics.

Products manufactured or distributed pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including quality system requirements, documentation and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their facilities and list their devices with the FDA and with certain state agencies and are subject to periodic compliance inspections by the FDA and others.

Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy prohibits marketing approved medical devices for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulation may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition or results of operations. Exports of products subject to the 510(k) notification requirements but not yet cleared to market are permitted provided certain requirements are met. Unapproved products subject to the pre-market approval requirements must receive prior FDA export approval unless they are approved for use by a member country of the European Union and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa. In light of such approval, products may be exported to any country without action by the FDA. To secure FDA export approval, when it is required, certain requirements must be met and information must be provided to the FDA that may include documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

The introduction of our products in foreign markets has subjected and will continue to subject us to foreign regulatory clearances which may impose additional substantive costs and burdens. The regulatory review process and requirements vary from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements.

ROBODOC satisfies international electromedical standard IEC 601-1 and the protection requirements of the Electromagnetic Compatibility Directive (89/336/EEC). We have also received ISO 9001 and EN 46001 certification and ED Directive 93/42/eec Annex II, Article 3 approval. Meeting these standards and requirements, and receiving these certifications and approvals, allows us to apply the CE Mark to our products. ROBODOC and NeuroMate also satisfy the relevant provisions of the Medical Device Directive for Class IIb Medical Devices.

Product Liability

The manufacture and sale of medical products exposes us to the risk of significant damages from product liability claims. We maintain product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. Although we have not experienced any product liability claims to date, a successful claim brought against us in excess of our insurance coverage could have a materially adverse effect on our business and financial condition.

Employees

On May 31, 2001 ISS had 54 full time employees; including 32 in research and development, 6 in manufacturing, 1 in regulatory affairs, 6 in sales and marketing and 9 in administration. None of our employees is covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices and principal production facilities, comprising a total of approximately 30,500 square feet of space, are located in Davis, California. We occupy the facilities in Davis under a lease that expires in June 2005. The lease provides for rent of approximately $31,000 per month in 2001 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

We lease our European facility under a non-cancelable operating lease which expires in 2003. The lease provides for rent of approximately $7,000 per month.

ITEM 3.	LEGAL PROCEEDINGS

We have from time to time been notified of various claims incidental to our business that are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, we believe that the final outcome of all such matters will not have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on December 12, 2000. At the meeting, stockholders:

1. Elected the following directors:

NOMINEE                             FOR            AUTHORITY WITHHELD

Ramesh C. Trivedi               15,754,079               318,379
John N. Kapoor (1)              15,799,379               273,079
Falah Al-Kadi                   15,795,379               277,079

(1) Dr. Kapoor resigned from the board in April 2001.

2. 	Failed to approve an amendment to the Restated Certificate of
        Incorporation and by-laws to eliminate cumulative voting rights with respect to the election of directors. Adopting this proposal required the vote of a majority of the outstanding shares of common stock.

          FOR            AGAINST           ABSTAIN      BROKER NON-VOTES

        6,016,199        541,881           191,905        9,825,968


3.	Approved an amendment to the Restated Certificate of Incorporation to increase the authorized capital stock by increasing the number of authorized shares of common stock from 50 million to 100 million shares.

          FOR            AGAINST           ABSTAIN      BROKER NON-VOTES

        15,244,453       562,025           265,980               0

4.	Approved the issuance under an equity line of credit agreement of more than 3,843,939 shares of common stock, representing 19.9% of the outstanding shares of common stock on the date the Company entered into the equity line of credit agreement.

        FOR              AGAINST           ABSTAIN      BROKER NON-VOTES

        6,210,621        261,589           277,775        9,825,968


5.	Approved the Company's 2000 Long-Term Performance Plan:

        FOR               AGAINST          ABSTAIN      BROKER NON-VOTES

        15,514,436       247,147           310,875        0


6.	Ratified the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2000.

        FOR               AGAINST          ABSTAIN      BROKER NON-VOTES

        15,680,975        228,483          169,000        0

7. Approved the issuance upon conversion of Series H Convertible Preferred Stock of more than 3,494,298 shares of common stock.

        FOR               AGAINST          ABSTAIN      BROKER NON-VOTES

        6,188,576         276,128          279,781      9,831,468


PART II

ITEM 5. 	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Our common stock and redeemable common stock purchase warrants
("warrants") are traded in the over-the-counter market. On February 14, 2001, our common stock and warrants were delisted from the Nasdaq SmallCap Market because the common stock failed to maintain a minimum bid price of $1.00 per share as required under Nasdaq rules. Our common stock and warrants were delisted by EASDAQ on March 2, 2001, and by the Pacific Exchange on April 17, 2001 for a failure to satisfy a similar minimum bid price requirement. From February 14 to May 24, our common stock and warrants were quoted on the OTC Bulletin Board ("OTCBB"). On May 24, 2001 we were no longer eligible for OTCBB quotation because we had not yet filed this Form 10-KSB for the year ended December 31, 2000 and Form 10-QSB for the quarter ended March 31, 2001 with the Securities and Exchange Commission ("SEC").

Set forth below are the high and low closing sale prices for the common stock and warrants for each quarter since January 1, 1999, as reported by Bloomberg, LLP.

                                  Common Stock             Warrants
                                     (RDOC)                  (RDOCW)
Quarter ended 2000                High     Low             High    Low

March 31,                       $4.0625  $1.65630       $3.12500  $0.40600
June 30,                        $2.6250  $1.25000       $2.00000  $0.50000
September 30,                   $1.5000  $0.46875       $0.71875  $0.15625
December 31,                    $0.4375  $0.09375       $0.15625  $0.01563

Quarter ended 1999

March 31,                       $3.9380  $1.0310        $1.0310    $0.4050
June 30,                        $2.9690  $1.0310        $1.5000    $0.2500
September 30,                   $4.1250  $2.5000        $2.3440    $1.0000
December 31,                    $2.7500  $1.4380        $1.1250    $0.3750


(b) 	On March 31, 2001, there were 170 holders of record of the common stock and six holders of record of the warrants. We estimate that on March 31, 2001 there were approximately 4,700 and 530 beneficial owners of common stock and warrants, respectively.

(c) 	On November 17, 2000, we sold an aggregate of 282,353 shares of common stock to Triton West Group, Inc. for a total purchase price of $75,000 under an equity line of credit agreement. The purchaser is an accredited investor. The sale was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

(d) 	During the fourth quarter of 2000, we issued a total of 3,076,280 shares of common stock to four accredited investors upon conversion of our preferred stock. The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Section
3(a)(9).

ITEM 6. 	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis relates to the consolidated operations of Integrated Surgical Systems, Inc. and should be read in conjunction with the consolidated financial statements of Integrated Surgical Systems, Inc., including the notes thereto, appearing elsewhere in this report.

Results of Operations

Distribution Agreement. In November 1999, ISS entered into an agreement giving a German company, Spark 1st Vision GmbH & Co. KG ("Spark"), the exclusive right to distribute our products in Europe, the Middle East and Africa. The distribution agreement provided for a minimum of 24 ROBODOC System sales in 2000, and 32 ROBODOC System sales in 2001. These sales levels would have represented a significant increase in business for us, considering that we delivered seven ROBODOC Systems in 1999. Consequently, in late 1999 and early 2000, we increased our production capacity and reorganized marketing activities. However, because the distributor had not sold any systems or made the advance payments required under the agreement, the agreement was terminated in May 2000. At termination, Spark paid us approximately $928,000, representing four months of licensing fees and sales expense reimbursement.

Revenue Recognition. In December, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with SAB No. 101. Previously, we generally recognized revenue upon delivery of equipment to customers. The costs of installation and training were accrued in the same period revenue was recognized. Under the new accounting method adopted retroactively to January 1, 2000, we now recognize revenue upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which occurs after the completion of training and installation. Furthermore, due to business customs in Japan and our interpretation of Japanese law, all equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. The cumulative effect of the change on prior years resulted in an increase in the consolidated loss of $581,907, which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease the consolidated loss before the cumulative effect of the accounting change by $581,907 ($0.03 per share).

For the three months ended March 31, 2000, we recognized $1,138,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue and related cost of revenue of $556,000 in the first quarter was to reduce the consolidated loss by $581,907 during that period.

New accounting pronouncement. On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, we recorded a charge to accumulated deficit of $707,131 as the cumulative effect of a change in accounting for the embedded beneficial conversion feature associated with the Series C through H Convertible Preferred Stock.

2000 versus 1999. In addition to the revenue from sales of our systems, we earn revenue from servicing our systems and from developing ROBODOC implant modules under contract with implant manufacturers. Revenue components for 2000 and 1999 were:

                                             2000                1999

ROBODOC Systems sold                            3                   7
NeuroMate Systems sold                          1                   3

Systems sales and leasing revenue           $3,255,000          $3,754,000
Systems parts and services sales             1,872,000           1,675,000
Product development revenue                    807,000             812,000
                                            __________          __________
                                            $5,934,000          $6,241,000


Revenue for 2000 was below the 1999 level primarily due to the decline in systems sales caused by the failure of the distribution agreement in the first half of the year and the time required to reestablish sales in the second half.

While systems unit sales decreased more than 50%, related revenue decreased only 44% as those systems sold commanded a higher price due to improved features and applications. Parts and services sales increased 12%, reflecting the 2000 full year servicing of systems sold in 1999. Cost of sales, as a percentage of revenue, deteriorated on a year-over-year basis (59% in 2000 vs. 57% in 1999) due to a decline in our systems gross margin as manufacturing overhead was absorbed by fewer units.

Despite the gross margin decline, the 2000 operating loss of $8.1 million was a 14% improvement over 1999. Actual selling, general and administrative expenses were flat year-over-year, but were offset by approximately $188,000 paid by Spark for selling expenses we incurred on Spark's behalf before the termination of the distribution agreement. The 25% reduction in research and development expense reflects deferral of approximately $723,000 of costs associated with product development contracts, and approximately $663,000 in savings from personnel reductions achieved as we reorganized after the Spark agreement termination.

Our lower interest income was the direct result of lower average cash balances, offset by a corresponding reduction in interest expense incurred as we paid down our bank loans and line of credit. Other income for 2000 included approximately $740,000 of Spark licensing fees, while in 1999 the other expense category included a $480,000 loss on our investment in Marbella High Care B.V.

During the fourth quarter of 2000, we changed our method of accounting, retroactive to January 1, 2000, for equipment sales in accordance with the guidance contained in SAB No. 101 which was issued by the SEC in December 1999, as described above. Also during the fourth quarter of 2000, we adopted EITF 00-27, as described above.

Net loss before cumulative effect of accounting changes decreased $2,547,000 from the previous year, primarily due to the $928,000 termination payment from Spark in 2000, the Marbella loss of $480,000 in 1999 and the deferral of $723,000 of product development contract costs. Net loss applicable to common stockholders for the year ended December 31, 2000 increased $929,000 from the previous year due to the cumulative effect of accounting changes and a $2.2 million increase in preferred stock accretion and dividend. While basic and diluted net loss per common share improved from ($1.47) to ($0.69), this change was wholly due to a 130% increase in the average number of common shares outstanding.

Liquidity

The reports of our independent auditors on our 2000 and 1999 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. Since inception, our expenses have exceeded our revenue, and operations have been funded primarily through the sale of equity securities. As discussed below under "Capital Resources," it is unlikely that the equity markets will continue to support fund-raising at historic levels. We believe, however, that we have begun to generate sales at a level sufficient to ensure our survival through the remainder of 2001. Although we believe that our plan will be realized, there is no assurance that these events will occur. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At year-end 2000, our total assets were $3.5 million below their 1999 level while total liabilities increased by $1.1 million. This $4.6 million balance sheet deterioration was primarily caused by the difference between the two years in funds raised through the sale of equity securities: We raised $4.6 million in 2000 against $9.9 million in 1999. This change is most evident in cash, reduced by 90% from 1999 to 2000. As a result, it has been difficult for us to meet our obligations as they become due.

Inventory accounts for 73% of our current assets and current assets exceed our current liabilities by only $571,000. Our ability to generate adequate cash flows on a short-term basis is therefore dependent on our ability to convert these inventories into sales. We believe that we have begun to do so, having shipped four ROBODOC and two NeuroMate Systems, generating approximately $1.7 million in cash, through May 31, 2001.

Unearned revenue, at $2.5 million, represented 47% of the company's liabilities at December 31, 2000 and was our largest source of operating cash for the year then ended. Unearned revenue includes payments for systems sales on which revenue is not yet recognized, as well as advance payment for service contracts which revenue is recognized ratably over the period of the contract.

Capital Resources

On May 31, 2001 there were 36.7 million shares of our common stock outstanding, trading in the over-the-counter market at $0.15 a share, giving us a market capitalization of $5.5 million. Our share price declined steadily throughout 2000, from a high of $4.06 in the first quarter of the year to a low of $0.09 in the last quarter.

In 2000, we sold approximately $4.5 million of convertible preferred stock. By December 31, 2000, 78% of the preferred stock had been converted to common shares against the steadily declining common share price, resulting in significant dilution of our common shares. All of the series F convertible preferred stock was converted into 2.1 million common shares by September 30, 2000, at an average common share price of $0.93, while at December 31, 2000, only 55% of the series H convertible preferred stock had been converted, but into 2.4 million shares at an average share price of $0.27.

In the first quarter of 2001, our common stock and warrants were delisted from the NASDAQ because the stock did not maintain the exchange's minimum bid price of $1.00 per share. On May 24th, the OTC Bulletin Board ceased providing quotes for our common stock and warrants because we had not filed this Form 10-KSB for the year ended December 31, 2000 and our Form 10-QSB for the quarter ended March 31, 2001 with the Securities and Exchange Commission. Quotes for our common stock and warrants are now available only through the pink sheets.

We have received net proceeds of $742,000 through our equity line of credit through May 31, 2001, and through that date, have $11.3 million in additional credit on which to draw. However, the conversion rate of the equity line draw of April 19, 2001 was $0.0765, causing significant dilution to our common shareholders.

ITEM 7. 	FINANCIAL STATEMENTS

The financial statements follow Item 13 of this report.

ITEM 8. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

We did not have any changes in or disagreements with our accountants on accounting and financial disclosure.


PART III

ITEM  9.	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are listed below:

Name                    Age                  Position with the Company

Ramesh C. Trivedi       61              President, Chief Executive Officer,
                                        Director
Patricia E. Pilz        52              Chief Financial Officer
Leland Witherspoon      48              Vice President
Falah Al-Kadi           50              Chairman of the Board of Directors
Elliot J. Smith         68              Director

Ramesh C. Trivedi has been president, chief executive officer and a director of the Company since 1995. Prior to that time, Dr. Trivedi was a principal of California Biomedical Consultants, an international consulting firm, and he served as the president and chief executive officer of DigiRad Corporation, a medical imaging company. Dr. Trivedi received his Ph.D. in chemical engineering from Lehigh University, and holds an MBA from Pepperdine University.

Patricia E. Pilz was appointed chief financial officer upon joining Integrated Surgical Systems in March 2001. From 1999 through 2000, she was employed by Transamerica Intellitech, Inc., a software developer and data supplier to the real estate industry, as its vice president of finance. From 1996 through 1998, Miss Pilz was employed by ECN Health Systems, Inc., a startup engaged in business process reengineering for managed healthcare, as its executive vice president for systems development. Prior to that time, she served in a senior financial executive capacity for other public and private corporations. Miss Pilz received a Bachelor's degree from Harvard University, an MBA from Boston University and became a Certified Public Accountant in 1980.

Leland Witherspoon has been vice president of engineering since joining ISS in 1997. From 1992 to 1997, Mr. Witherspoon was director of product research and development for Biomedicals, Inc., a developer and manufacturer of cardiopulmonary and cardiovascular products. Prior to that time, he served in various technical and management position for Pfizer/Shiley, Xerox Medical Systems and IBM. Mr. Witherspoon received his Bachelor of Science from Rensselaer Polytechnic Institute.

Falah Al-Kadi has been chairman of the board of directors since January 2000 and a director since December 1999. Mr. Al-Kadi is vice chairman of the Dogmoch Group of Companies, a position he has held since 1994.

Elliot J. Smith was appointed to the board of directors in January 2001. He has been the managing director of Broadband Capital Management, LLC of New York since May of 2000. Mr. Smith began a 29-year career with Bache & Company, Inc. in 1954, was elected to the board of directors in 1973, and in 1980 was elected president of Bache Haley Stuart Metal Company, Inc. After leaving Prudential-Bache in 1983, Mr. Smith served as executive vice president of R. Lewis Securities, Inc., and from 1983 to 1995, was president of Whale Securities Company, L.P. In 1995, he joined Rickel & Associates, Inc. as the president of its Equity Division. Mr. Smith is a former member and director of the Chicago Board of Options Exchange; governor of the American Stock Exchange
(AMEX); governor and chairman of the AMEX Commodities Exchange; director and member of the Executive Committee of the Securities Industry Automation Corp. and a past president of the Association of Investment Brokers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports we received and written representations from such persons concerning the necessity to file such reports, we are not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2000, except that Mr. Witherspoon did not in a timely manner file an initial report of beneficial ownership on Form 3 upon becoming an officer in April 1997, nor in a timely manner file Forms 4 and 5 reporting the grant of additional stock options since that time.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and each other executive officer whose salary and bonus exceeded $100,000 for the year ended December 31, 2000
(collectively, the "Named Executive Officers").

                                   Summary Compensation Table

                      Annual Compensation                       Long-Term
                                                               Compensation
                                                                Securities
                                     Cash                       Underlying
Name                Year   Salary    Bonus       Other(1)         Options

Ramesh C. Trivedi   2000  $302,215       $0      $29,003         240,000
                    1999   279,840   27,984       48,281           6,210
                    1998   279,840        0       42,501         120,000
Louis J. Kirchner(2)2000   105,482        0            0          35,000
Leland Witherspoon  2000   141,400        0            0          30,000
                    1999   147,413        0            0               0
                    1998   143,254        0            0          45,000(3)
_________________________________________
(1)	Represents expense allowances paid under the terms of Dr. Trivedi's employment agreement.
(2)	Mr. Kirchner's employment commenced in February of 2000 and ended
        February 1, 2001.
(3)	Accumulated options repriced in August 1998.

Employment Agreement

Dr. Trivedi serves as our Chief Executive Officer and President pursuant to an employment agreement terminable at will by either party. Upon termination by the Company, other than for cause (as defined in the employment agreement), Dr. Trivedi is entitled to receive his monthly salary for a period of eighteen months following the date of termination. Dr. Trivedi's salary for 2001 is $302,215 ($25,185 per month).

Stock Options

The following table contains information concerning the grant of stock options under our various Stock Option Plans to the Named Executive Officers during the fiscal year ended December 31, 2000.

                      Option Grants in Last Fiscal Year
                             (Individual Grants)

                                  Percent of
                   Number of        Total
                     Shares         Options
                   Underlying     Granted to    Exercise
                     Options     Employees in   Price Per   Expiration
   Name             Granted (1)   Fiscal Year   Share (2)      Date

Ramesh C. Trivedi   304,300          40.90%      $1.813  January 27, 2010
Louis J. Kirchner    35,000           4.70%        1.813February 21, 2010 (3)
Leland Witherspoon   30,000           4.03%        1.813 January 28, 2010

(1)	Stock options are granted at the discretion of the Compensation
Committee of our board of directors. Stock options have a 10-year term and vest periodically over a period not to exceed five years.

(2)	The Compensation Committee may elect to reduce the exercise price of any option to the current fair market value of the common stock if the value of the common stock has declined from the date of grant.

(3)	These options expired on February 1, 2001 as a result of the termination of Mr. Kirchner's employment.

The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options, if any, held at December 31, 2000, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2000. The value of the unexercised, in-the-money options at December 31, 2000, is the difference between their exercise or base price and the value of the underlying Common Stock on December 31, 2000. The closing sale price of the common stock on December 31, 2000 was $0.1875 per share.

      Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End
                                  Option Values

          Shares Acquired
          Upon Exercise   Number of Securities      Value of Unexercised
          of Options           Underlying              In-The-Money
          During Fiscal   Unexercised Options           Options at
          2000            at December 31, 2000       December 31, 2000

              Value
Name  Number Realized Exercisable Unexercisable Exercisable Unexercisable

Ramesh C. Trivedi None None 400,452 346,965 $37,779.95(1) $      0
Louis J. Kirchner None None    0     35,000      0               0
Leland Witherspoon 1,149 $4,445 27,986  47,014   0               0

(1) Represents value of options to purchase 316,907 shares at an exercise price of $0.07 per share and 6,210 shares at an exercise price of $0.10 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our common stock at May 31, 2001 by (i) each stockholder we know to be a beneficial owner of more than five percent of the outstanding common stock, (ii) each of our directors, (iii) each of our executive officers listed in the Summary Compensation Table and (iv) all directors and officers as a group.

                                           Amount and          Percentage of
                                            Nature of          Common Stock
                                            Beneficial         Beneficially
                                           Ownership (1)         Owned (2)
Name

International Business Machines Corporation;  2,248,900  (3)         5.78%
Old Orchard Road, Armonk, N.Y. 10504

ILTAG International Licensing Holding S.A.L.; 3,461,198  (4)         8.95%
Adnan Al Hakim Street; Assaf Bldg.;
P.O. Box 135660; Beirut, Lebanon

Ramesh C. Trivedi (7)                           543,497  (8)         1.46%

Leland Witherspoon (7)                           56,675 (13)            *

Falah Al-Kadi (5)                             3,461,198  (6)         8.95%

John N. Kapoor (9) (15)                       1,039,792 (10)         2.84%

Elliot Smith (11)                             1,653,413 (12)         4.34%

Louis J. Kirchner (7) (14)                          0

All directors and officers as a group
(6 persons)                                   6,754,575              17.21%

_____________________________________________
*	Less than one percent.
(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable.
(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on May 31, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. There were 36,673,202 shares of common stock outstanding on May 31, 2001.
(3) Includes warrants to purchase 2,206,479 shares of common stock at an exercise price of $0.01 per share, exercisable until December 31, 2005.
(4) Includes warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.027 per share, exercisable until December 13, 2002.
(5) Address is c/o Dogmoch Group of Companies, Adnan Al Hakim St., Assaf Bldg., P.O. Box 135660, Beirut, Lebanon .
(6) Represents shares and warrants owned by ILTAG, an affiliate of Dogmoch, of which Mr. Al-Kadi is Vice-Chairman.
(7) Address is c/o the Company, 1850 Research Park,  Davis, California
95616-4884
(8) Includes 529,497 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within 60 days: 316,907 shares at an exercise price of $0.07 per share, 92,267 shares at an exercise price of $3.00 per share, 114,113 shares at an exercise price of $1.81 per share, and 6,210 shares at an exercise price of $0.10 per share. Dr. Trivedi may acquire an additional 217,920 shares upon exercise of stock options that become exercisable over the remaining term of the options: 27,733 shares at an exercise price of $3.00 per share and 190,187 shares at an exercise price of $1.81 per share.
(9) Address is c/o EJ Financial Enterprises, 225 E. Deer Path Road, Suite
250, Lake Forest, Illinois  60045.
(10) Represents shares of common stock owned by EJ Financial Investments V, L.P., a limited partnership of which Mr. Kapoor is the managing general partner. Mr. Kapoor disclaims beneficial ownership of such shares.
(11) Address is c/o Broadband Capital, 805 Third Avenue, New York, New York
10022.
(12) Includes 55,000 shares owned by his wife and warrants to purchase an additional 1,415,413 shares, including warrants to purchase 262,207 shares owned by his wife and warrants to purchase 15,974 shares owned by a partnership of which he is the general partner. Mr. Smith disclaims beneficial ownership of the shares owned by his wife and the other partners of the partnership.
(13) Includes 45,191 shares that Mr. Witherspoon may acquire upon exercise of stock options exercisable within 60 days: 33,941 shares at an exercise price of $3.00 per share and 11,250 shares at an exercise price of $1.81 per share. Mr. Witherspoon may acquire an additional 29,809 shares upon exercise of stock options that become exercisable over the remaining term of the options: 11,059 shares at an exercise price of $3.00 per share and 18,750 shares at an exercise price of $1.81 per share.
(14) Mr. Kirchner's employment ended in February 2001.
(15) Dr. Kapoor resigned from the board in April 2001.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit         Description

3.1    Form of Certificate of Incorporation of the Registrant, as amended.
3.2    By-laws of the Registrant, as amended.
3.3    Certificate of Designations for Series F Convertible Preferred Stock.(4)
3.4    Certificate of Designations for Series G Convertible Preferred
       Stock. (11)
3.5    Certificate of Designations for Series H Convertible Preferred
       Stock. (12)
4.1    Form of warrant issued to the underwriters for the Registrant's initial public offering in November 1996. (2)
4.2    Form of Warrant Agreement relating to the Registrant's Redeemable
       Common Stock Purchase Warrants. (2)
4.3    Specimen Common Stock Certificate. (2)
4.4    Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.5    1998 Stock Option Plan. (5)
4.6    Employee Stock Purchase Plan. (5)
4.7    Common Stock Purchase Warrant issued by the Registrant to
       International Business Machines Corporation ("IBM"), dated February
       6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein). (2)
4.8    Stockholders' Agreement between the Founders of the Registrant and
       IBM, dated February 6, 1991 as amended. (2)
4.9 Common Stock Purchase Warrant issued by the Registrant to IBM, dated December 21, 1995 (included as Exhibit I to Exhibit 10.5 herein). (2)
4.10   Series D Preferred Stock Purchase Warrant issued by the Company to
       IBM, dated December 21, 1995 (included as Exhibit H to Exhibit 10.5 herein). (2)
4.11   Warrant issued by the Registrant to Sutter Health, Sutter Health
       Venture Partners ("Sutter Health VP") and Keystone Financial
       Corporation ("Keystone"), dated December 21, 1995 (included as
       Exhibits K, L and M, respectively, to Exhibit 10.5 herein). (2)
4.12   Registration Rights Agreement among the Registrant, IBM, John N,
       Kapoor Trust ("Kapoor"), EJ Financial Investments V, L.P. ("EJ
       Financial"), Keystone, Sutter Health and Sutter Health VP, dated as of December 21, 1995 (included as Exhibit G to Exhibit 10.5 herein). (2)
4.13   1995 Stock Option Plan, as amended. (2)
4.14   Series D Preferred Stock Purchase Warrant issued by the Registrant to
       IBM, dated February 29, 1996 (together with the warrant referred to in Exhibit 4.10, the "Series D Warrants"). (2)
4.15   Letter Agreement between the Registrant and IBM dated October 29,
       1997, amending the Series D Preferred Stock and Warrant Purchase
       Agreement among the Registrant, IBM and EJ Financial, dated December
       21, 1995. (6)
4.16   Form of warrant issued to CA IB Investmentbank Aktiengesellschaft and
       Value Management & Research GmbH. (6)
4.17   Form of warrant issued to purchasers of Series A Convertible
       Preferred Stock. (7)
4.18   Form of warrant issued to purchasers of Series B Convertible
       Preferred Stock. (8)
4.19   Form of warrant issued to purchasers of Series C Convertible
       Preferred Stock. (3)
4.20   Form of warrant issued to purchasers of Series D Convertible
       Preferred Stock. (3)
4.21   Form of warrant issued to purchasers of Series E Convertible
       Preferred Stock. (9)
4.22   Form of warrant issued to purchasers of Series F Convertible
       Preferred Stock. (4)
4.23   Form of warrant issued to purchasers of Series G Convertible
       Preferred Stock. (11)
4.24   Form of warrant issued to purchasers of Series H Convertible
       Preferred Stock. (12)
4.25   Form of Registration Rights Agreement for Series A Convertible
       Preferred Stock financing. (7)
4.26   Form of Registration Rights Agreement for Series B Convertible
       Preferred Stock financing. (8)
4.27   Form of Registration Rights Agreement for Series C Convertible
       Preferred Stock financing. (3)
4.28   Form of Registration Rights Agreement for Series D Convertible
       Preferred Stock financing. (3)
4.29   Form of Registration Rights Agreement for Series E Convertible
       Preferred Stock financing. (9)
4.30   Form of Registration Rights Agreement for Series F Convertible
       Preferred Stock financing. (4)
4.31   Form of Registration Rights Agreement for Series G Convertible
       Preferred Stock financing. (11)
4.32   Form of Registration Rights Agreement for Series H Convertible
       Preferred Stock financing. (12)
4.33 Form of warrant dated December 14, 1999 issued to ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
4.34   Form of Registration Rights Agreement dated December 14, 1999 among the Registrant, ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
4.35   Registration Rights Agreement for the purchasers of Stock under the
       Equity Line of Credit Agreement (included as Exhibit C to Exhibit 10.26).
4.36   Form of warrant issued under the Equity Line of Credit Agreement
       (included as Exhibit D to Exhibit 10.26).
4.37   2000 Stock Award Plan
4.38   2000 Long Term Performance Plan.
10.1   Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991. (2)
10.2   License Agreement between the Registrant and IBM, dated February 4,
       1991. (2)
10.3   Series B Preferred Stock Purchase Agreement among the Registrant,
       Sutter Health and Kapoor, dated as of April 10, 1992. (2)
10.4   Series C Preferred Stock Purchase Agreement among the Registrant,
       Sutter Health and Keystone, dated as of November 13, 1992, as amended December 13, 1995. (2)
10.5 Series D Preferred Stock and Warrant Purchase Agreement among the Registrant, IBM and EJ Financial, dated December 21, 1995. (2)
10.6   Investors Agreement among the Registrant, IBM, Wendy Shelton-Paul
       Trust, William Bargar, Brent Mittelstadt, Peter Kazanzides, Kapoor,
       Sutter Health, Sutter Health VP, and EJ Financial, dated as of
       December 21, 1995. (2)
10.7 Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.8   License Agreement between the Registrant and IBM, dated February 4,
       1991. (2)
10.9   Agreement for the Purchase and Use of Sankyo Industrial Products
       between the Registrant and Sankyo Seiki (American) Inc. dated
       November 1, 1992. (2)
10.10 Stock Purchase Agreement dated as of September 5, 1997 between the Registrant and the holders of the outstanding capital stock of
       Innovative Medical Machines International, S.A. (6)
10.11  Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A. (6)
10.12 Preferred Stock Purchase Agreement for Series A Convertible Preferred Stock. (7)
10.13 Preferred Stock Purchase Agreement for Series B Convertible Preferred Stock. (8)
10.14 Preferred Stock Purchase Agreement for Series C Convertible Preferred Stock. (3)
10.15 Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock. (3)
10.16 Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock. (9)
10.17 Preferred Stock Purchase Agreement for Series F Convertible Preferred Stock. (4)
10.18 Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (11)
10.19 Preferred Stock Purchase Agreement for Series H Convertible Preferred Stock. (12)
10.20  Stock and Warrant Purchase Agreement dated as of October 1, 1999 among the Registrant, ILTAG International Licensing Holding S.A.L.,
       Bernd Herrmann and Urs Wettstein. (10)
10.21  Distribution Agreement dated November 12, 1999 between the Registrant and Spark 1st Vision GmbH & Co. KG. (14)
10.22  Mutual Termination Agreement dated May 9, 2000 between the Registrant and Spark 1st Vision GmbH & Co. KG. (14)
10.23  Personal Undertaking dated May 30, 2000 by ILTAG International
       Licensing Holding S.A.L. towards the Registrant. (14)
10.24  Personal Undertaking dated may 21, 2000 of Urs Wettstein. (14)
10.25  Personal Undertaking dated May 16, 2000 of Bernd Herrmann. (14)
10.26 Private Equity Line of Credit Agreement dated September 15, 2000 with Triton West Group, Inc. (14)
10.27  Escrow Agreement dated September 15, 2000 for the Equity Line of
       Credit Agreement (included as Exhibit A to Exhibit 10.26). (14)
10.28  Letter Agreement dated October 6, 2000 amending the Private Equity
       Line of Credit Agreement dated September 15, 2000. (14)
23.1   Consent of Ernst & Young LLP, Independent Auditors
____________________________________
(1)	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(2)	Incorporated by reference to the Registrant's Registration Statement on
        Form SB-2 (Registration No. 333-9207), declared effective on November
        20, 1996.
(3) 	Incorporated by reference to the Registrant's Registration Statement on
        Form S-3 (Registration No. 333-83067), declared effective on October
        14, 1999.
(4) 	Incorporated by reference to the Registrant's Registration Statement on
        Form S-3 (Registration No. 333-30422), declared effective on February
        22, 2000.
(5) 	Incorporated by reference to the Registrant's Annual Report on Form 10-
        KSB for the fiscal year ended December 31, 1997.
(6) 	Incorporated by reference to the Registrant's Registration Statement on
        Form SB-2 (Registration No. 333-31481), declared effective on November
        14, 1997.
(7) 	Incorporated by reference to the Registrant's Registration Statement on
        Form S-3 (Registration No. 333-66133), declared effective on January
        14, 1999.
(8) 	Incorporated by reference to the Registrant's Quarterly Report on Form
        10-QSB for the fiscal quarter ended March 31, 1999.
(9) 	Incorporated by reference to the Registrant's Quarterly Report on Form
        10-QSB for the fiscal quarter ended June 30, 1999.
(10) 	Incorporated by reference to the Registrant's proxy statement dated
        October 5, 1999.
(11) 	Incorporated by reference to the Registrant's Registration Statement on
        Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45706), declared effective on September
        28, 2000.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(14) Incorporated by reference to the Registrant's Registration Statement on From SB-2 (Registration No. 333-48040) declared effective on October
        31, 2000.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.


By: /s/ RAMESH C. TRIVEDI
Ramesh C. Trivedi, President
(Principal Executive Officer)


By: /s/ PATRICIA E. PILZ
Patricia E. Pilz
(Principal Financial and Accounting Officer)

Dated: June 27, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on June 27, 2001 in the capacities indicated.

Signature			Title


/s/RAMESH C. TRIVEDI       Chief Executive Officer, President and a Director
Ramesh C. Trivedi	   (Principal Executive Officer)

/s/PATRICIA E. PILZ        Chief Financial Officer
Patricia E. Pilz           (Principal Financial and Accounting Officer)

/s/FALAH AL-KADI           Chairman of the Board
Falah Al-Kadi

/s/ELLIOT SMITH            Director
Elliot Smith




INTEGRATED SURGICAL SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   PAGE

Report of Ernst & Young LLP, Independent Auditors                   F-2
Consolidated Balance Sheet at December 31, 2000                     F-3
Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999                                     F-4
Consolidated Statements of Convertible Preferred Stock and
     Stockholders' Equity for the years ended December 31,
     2000 and 1999                                                  F-5
Consolidated Statements of Cash Flows for the years ended
     December 31, 2000 and 1999                                     F-6
Notes to Consolidated Financial Statements                          F-8


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2000, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit of $58,308,095 as of December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." As discussed in Note 2, in 2000 the Company changed its method of accounting for convertible securities with beneficial conversion features in accordance with the consensus reached by the Emerging Issues Task Force ("EITF") on issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments."

ERNST & YOUNG LLP

Sacramento, California
April 24, 2001


Integrated Surgical Systems, Inc.
Consolidated Balance Sheet
                                             December 31, 2000


Assets

Current assets:
Cash and cash equivalents                      	$	276,322
Accounts receivable less allowance for
     doubtful accounts of $117,751                      924,578
Inventory                                             4,077,714
Other current assets                                    328,982
Total current assets                                  5,607,596

Net property and equipment                              755,785
Leased equipment, net                                   319,365
Long-term net investment in sales-type leases            61,076
Intangible assets, net                                1,336,898
Other assets                                             12,051
                                                $     8,092,771

Liabilities and stockholders' equity

Current liabilities:
Accounts payable                                $     1,098,509
Accrued payroll and related expenses                    426,959
Accrued liabilities                                     387,980
Unearned revenue                                      2,451,119
Current portion of bank loans                            42,960
Other current liabilities                               629,080
Total current liabilities                             5,036,607

Note payable                                            143,200
Commitments and contingencies (Notes 1, 9 and 10)             -

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized, 1,089 shares
     issued and outstanding ($1,089,000 aggregate
     liquidation value)                                 974,466

Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 shares
     authorized; 23,207,676 shares issued and
     outstanding                                        232,077
Additional paid-in capital                           60,550,929
Accumulated other comprehensive loss                   (536,413)
Accumulated deficit                                 (58,308,095)
Total stockholders' equity                            1,938,498
                                        	$     8,092,771


See accompanying notes.



Integrated Surgical Systems, Inc.

Consolidated Statements of Operations


Years ended December 31,

                                  2000                    1999

Net sales 	       $	5,934,263 	$	6,240,842
Cost of sales                   3,490,748               3,563,943
                                _________               _________
                                2,443,515               2,676,899
Operating expenses:

Selling, general and
     administrative             5,564,341               5,750,182
Research and development        4,175,352               5,561,288
Amortization of intangibles       839,040                 839,040
                               __________              __________
                               10,578,733              12,150,510

Operating loss                 (8,135,218)             (9,473,611)

Other income (expense):
Interest income                    45,341                 197,551
Interest expense                  (47,144)               (198,479)
Foreign currency exchange loss   (165,169)               (183,197)
Other, net                        693,957                (510,840)
Loss before provision for       _________              __________
     income taxes              (7,608,233)            (10,168,576)
Provision for income taxes              -                 (13,155)
Net loss before cumulative
     effect of accounting
     changes                   (7,608,233)            (10,155,421)

Cumulative effect of
     accounting change
     under SAB 101 (Note 2)      (581,907)                      -
Cumulative effect of
     accounting change
     under EITF 00-27 (Note 2)   (707,131)                      -
Net loss before preferred stock___________             ____________
     accretion and dividend    (8,897,271)             (10,155,421)
Preferred stock accretion
     and dividend              (3,609,845)              (1,422,500)
Net loss applicable to
     common stockholders $    (12,507,116)        $    (11,577,921)

Basic and diluted net
     loss per share before
     cumulative effect of
     accounting changes          $(0.62) 	          $(1.47)
Cumulative effect of
     accounting change
     under SAB 101 (Note 2)       (0.03)                       -
Cumulative effect of
     accounting change under
     EITF 00-27 (Note 2)          (0.04)                       -
Basic and diluted net loss
     per common share 	         $(0.69)                  $(1.47)
Shares used in computing
     basic net loss per share  18,125,301                7,896,171

Pro forma amounts assuming
     the accounting change
     under SAB 101 is applied
     retroactively:
Net loss applicable to
     common stockholders $	(11,925,209)          $(11,684,276)
Basic and diluted net loss
     per common share 	          $(0.66), 	           $(1.48)


See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements of
Convertible Preferred Stock and Stockholders' Equity



    Convertible Preferred Stock
                                             Additional  Preferred
                                               Paid-in     Stock
                              Shares  Amount   Capital    Discount  Total

Balance at December 31, 1998  3,520    $35   $3,837,587 $(239,736) $3,597,886
Exercise of stock options         -      -            -         -           -
Stock compensation,
 non-employees                    -      -            -         -           -
Stock compensation,
 employees                        -      -            -         -           -
Sale of common stock
 and warrants                     -      -            -         -           -
Sale of convertible preferred
 stock and warrants, net of
 offering costs               6,750     67    6,106,110         -   6,106,177
Preferred stock discount          -      -    1,202,617 (1,202,617)         -
Preferred stock accretion         -      -            -  1,422,500  1,422,500
Conversions of preferred
 stock                       (7,345)   (73)  (8,483,894)         - (8,483,967)
Comprehensive loss:
Net loss before preferred
 stock accretion                  -      -            -          -          -
Adjustment to unrealized
 gains on available-for-sale
 securities                       -      -            -          -          -
Foreign currency translation
 adjustments                      -      -            -          -          -
Comprehensive loss                -      -            -          -          -
Balance at December 31, 1999  2,925     29    2,662,420    (19,853) 2,642,596
Exercise of stock options
 and warrants                     -      -            -          -          -
Stock compensation,
 non-employees                    -      -            -          -          -
Stock compensation,
 employees                        -      -            -          -          -
Sale of convertible preferred
 stock and warrants, net of
 offering costs               5,000     50    3,956,088          -  3,956,138
Preferred stock discount          -      -    3,380,816 (3,380,816)         -
Preferred stock accretion
 and dividend                     -      -      209,176  3,400,669  3,609,845
Conversions of
 preferred stock             (5,651)   (57)  (8,367,535)         - (8,367,592)
Redemption of Series E
 Preferred Stock             (1,185)   (11)  (1,184,989)         - (1,185,000)
Shares issued in equity-line
 financings                        -      -            -          -          -
Cumulative effect of
 accounting change under
 EITF 00-27                        -      -      318,479          -    318,479
Comprehensive loss:
Net loss before preferred
 stock accretion and dividend      -      -            -          -          -
Foreign currency translation
 adjustments                       -      -            -          -          -
Comprehensive loss                 -      -            -          -          -
Balance at December 31, 2000   1,089 	$11, 	$974,455	$ -   $974,466



                                         Accumulated
                     Additional  Deferred   Other                    Total
Common Stock          Paid-in     Stock Comprehensive Accumulated Stockholders'
   Shares    Amount    Capital Compensation Loss       Deficit       Equity

Balance at December 31, 1998:
  5,650,400 $56,504 $38,505,700 $(85,638)$207,216  $(34,223,058)   $4,460,724
Exercise of stock options:
     80,546     806       4,982        -        -             -         5,788
Stock compensation, non-employees:
     30,351     304     204,123        -        -             -       204,427
Stock compensation, employees:
     10,335     103      48,175   75,125        -             -       123,403
Sale of common stock and warrants:
  2,922,396  29,224   3,627,865        -        -             -     3,657,089
Sale of convertible preferred stock and warrants, net of offering costs:
      9,640      96     149,868        -        -             -       149,964
Preferred stock discount:
          -       -           -        -        -             -             -
Preferred stock accretion:
          -       -           -        -        -    (1,422,500)   (1,422,500)
Conversions of preferred stock:
  5,588,247  55,882   8,428,085        -        -             -     8,483,967
Comprehensive loss:
Net loss before preferred stock accretion:
          -       -           -        -        -    (10,155,421) (10,155,421)
Adjustment to unrealized gains on available-for-sale securities:
          -       -           -        -  (50,626)             -      (50,626)
Foreign currency translation adjustments:
          -       -           -        - (643,917)             -     (643,917)
Comprehensive loss:
          -       -           -        -        -              -  (10,849,964)
Balance at December 31, 1999:
  4,291,915 142,919  50,968,798  (10,513)(487,327)   (45,800,979)    4,812,898
Exercise of stock options and warrants:
    164,128   1,641      30,827        -        -              -        32,468
Stock compensation, non-employees:
     49,108     491     205,036        -        -              -       205,527
Stock compensation, employees:
     22,500     225      40,556    10,513       -              -        51,294
Sale of convertible preferred stock and warrants, net of offering costs:
     30,000     300     571,969         -       -              -       572,269
Preferred stock discount:
          -       -           -         -       -              -             -
Preferred stock accretion and dividend:
          -       -           -         -       -      (3,609,845)  (3,609,845)
Conversions of preferred stock:
  8,362,672  83,627   8,283,965         -       -               -    8,367,592
Redemption of Series E Preferred Stock:
          -       -           -         -       -               -            -
Shares issued in equity-line financings:
    287,353   2,874       61,126        -       -               -       64,000
Cumulative effect of accounting change under EITF 00-27:
          -       -      388,652        -       -               -       388,652
Comprehensive loss:
Net loss before preferred stock accretion and dividend:
          -       -            -        -       -       (8,897,271)  (8,897,271)
Foreign currency translation adjustments:
          -       -            -        - (49,086)               -      (49,086)
Comprehensive loss:
          -       -            -        -       -                -   (8,946,357)
Balance at December 31, 2000:
 23,207,676 $232,077 $60,550,929     $  -$(536,413)  $ (58,308,095)  $1,938,498


See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                 2000              1999

Cash flows from operating activities:
Net loss                	  $  (8,897,271)     $ (10,155,421)
Adjustments to reconcile net loss
     to net cash used in operating
     activities:
Depreciation                            614,570            576,812
Provision for losses on accounts
     receivable                         127,601            463,611
Amortization of intangible assets       839,040            839,040
Stock compensation, employees            51,294            123,403
Stock compensation, non-employees       205,527            204,427
Gain on short-term investments                -            (65,309)
Cumulative effect of
     accounting changes               1,289,038                  -

Changes in operating assets
     and liabilities:
Accounts receivable                    (734,767)           751,271
Inventory                              (850,875)          (996,248)
Other current assets                    106,808            (96,260)
Accounts payable                       (552,648)            (8,030)
Accrued payroll and related expenses     54,795            (54,996)
Accrued liabilities                     170,831            (24,837)
Unearned revenue                      1,416,952            109,418
Other current liabilities               154,091            (42,040)
Net cash used
     in operating activities         (6,005,014)        (8,375,159)

Cash flows from investing activities:
Proceeds from sale of short-term
     investments                              -          2,038,961
Principal payments received on
     sales-type lease                   430,592             92,489
Purchases of property and equipment    (461,175)          (410,384)
Proceeds from sale of property
     and equipment                       56,160             50,367
Net cash provided by investing
     activities                          25,577          1,771,433

Cash flows from financing activities:
Proceeds from bank loans                      -             32,600
Payments on bank loans                  (62,017)          (762,723)
Proceeds from sale of preferred stock
     and warrants                      4,528,407         6,256,141
Net proceeds from sale of common stock
     and warrants                         64,000         3,657,089
Proceeds from exercise of
     stock options                        32,468             5,788
Redemption of preferred stock         (1,185,000)                -
Net cash provided by
     financing activities              3,377,858          9,188,895

Effect of exchange rate changes on
     cash and cash equivalents           (40,115)           109,266
Net (decrease) increase in cash and
     cash equivalents                 (2,641,694)         2,694,435
Cash and cash equivalents at
     beginning of year                  2,918,016           223,581
Cash and cash equivalents at
     end of year, 	              $	  276,322 	$ 2,918,016


Supplemental disclosure of
     cash flow information:
Cash paid for interest  	      $   47,143	$    70,856
Supplemental disclosure of
     non-cash activity:
Supplemental disclosure of
     non-cash financing activities:
Preferred stock accretion
     and dividend,	              $3,609,845	$  1,202,617
Conversion of preferred stock 	      $   83,627 	$     55,882


See accompanying notes.



Integrated Surgical Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2000


1. Description of Business and Basis of Presentation

Integrated Surgical Systems, Inc. ("the Company") designs, manufactures, sells and services image-directed, computer-controlled robotic products for use in orthopaedic and neurosurgical procedures. The Company was incorporated under the laws of Delaware in 1990.

In 1997, the Company acquired Innovative Medical Machines International, S.A. Renamed Integrated Surgical Systems, S.A. ("ISS-SA"), this wholly owned French subsidiary focuses on the Company's neurosurgical products. The Company's wholly owned Dutch subsidiary, Integrated Surgical Systems BV ("ISS-BV") distributes the Company's orthopaedic products in Europe.

The Company has recurring operating losses and has an accumulated deficit of $58,308,095 at December 31, 2000. The report of independent auditors on the Company's December 31, 2000 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a viable plan to address these issues and that its plan will enable the Company to continue through the end of 2001. This plan includes increased sales of the Company's products through geographic expansion, development of new applications for its products, meeting working capital demands, and the reduction of certain operating expenses as necessary. Although the Company believes that its plan will be realized, there is no assurance that these events will occur. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

2. Significant Accounting Policies

Revenue Recognition

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB No. 101. Previously, the Company generally recognized revenue upon delivery of equipment to customers. The costs of installation and training were accrued in the same period revenue was recognized. Under the new accounting method adopted retroactively to January 1, 2000, the Company now recognizes revenue upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which occurs after the completion of training and installation. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. The cumulative effect of the change on prior years resulted in an increase in the consolidated loss of $581,907, which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease the consolidated loss before the cumulative effect of the accounting change by $581,907 ($0.03 per share). The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

For the three months ended March 31, 2000, the Company recognized $1,137,907 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue and related cost of revenues of $556,000 in the first quarter was to reduce the consolidated loss by $581,907 during that period.

Product development revenue is recognized when development is complete under the terms of the contract, the software has performed satisfactorily in a field test, and customer acceptance has occurred.

The Company recognizes revenues from leasing activities in accordance with SFAS No. 13, "Accounting for Leases." Accordingly, leases that transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases.

Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the future minimum lease payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values.

The Company is the lessor of equipment under operating leases expiring in various years. The cost of equipment subject to such leases is recorded as leased equipment and is depreciated on a straight-line basis over the estimated service life of the equipment. Operating lease revenue is recognized as earned over the term of the underlying lease.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial position and results of operations of ISS-SA and ISS-BV are measured using their respective local currencies. The subsidiary balance sheet accounts are translated at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. The resulting translation adjustments are recorded in the other comprehensive income section of stockholders' equity. The Company's foreign currency transactions are usually recorded and settled in the same foreign currency, without foreign exchange transaction gains or losses. Foreign exchange transaction gains or losses are, however, recognized when translating inter-company receivables and payables.

Research and Development

Research and development costs are expensed as incurred. Software development costs incurred subsequent to the determination of the product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial position or results of operations, and have been charged to research and development expense in the accompanying consolidated statements of operations. The direct cost, primarily labor, of product development contracts is deferred until the development revenue is recognized.

Grants received from third parties for research and development activities are recorded as reductions of research and development expense over the term of the agreement as the related activities are conducted.

Concentration of Credit Risk

The Company sells its products to companies in the healthcare industry and performs periodic credit evaluations of its customers and generally does not require collateral. The Company believes that adequate provision for uncollectable accounts receivable has been made in the accompanying financial statements. The Company maintains substantially all of its cash at three financial institutions.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand and money market funds.

Fair Values of Financial Instruments

The carrying values of the bank loans approximate their fair values at December 31, 2000, based on current incremental borrowing rates for similar types of borrowing arrangements.

Active markets do not exist for the Company's other financial instruments (long-term lease receivables and notes payable) that are subject to the fair value disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107. There are no quoted market prices for these assets and liabilities. Accordingly, the Company does not estimate the fair values of these financial instruments due to the limited information available and the significance of the cost to obtain independent appraisals for this purpose.

Intangible Assets

Intangible assets consist primarily of developed technology relating to the NeuroMate(R) system. In the opinion of the Company's management, the developed technology is complete and has alternative future uses. Accumulated amortization on intangible assets was $2,796,800 at December 31, 2000. The estimated useful lives range from 3 to 5 years.

Under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, furniture and equipment, and intangibles, in relation to the operating performance and expected future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Since adoption, no impairment losses have been recognized.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years or the lease term, whichever is shorter.

Net Investment in Sales-Type Leases

The net investment in sales-type leases consists of the following at December 31, 2000:

Total minimum lease payments receivable 	$	168,972
Less: unearned interest                                   8,164
                                                        _______
Net investment in sales type leases                     160,808
Less: current portion
     (included in other current assets)                  99,732
                                                         ______
Long-term net investment in sales-type leases  	$	 61,076

Future minimum lease payments to be received by the Company under its sales-type leases at December 31, 2000 was:

2001 	$	106,667
2002             62,305
                _______
 	$	168,972

Operating Leases

The Company leases certain of its systems to customers under cancelable operating leases. The typical lease period is 5 years and certain of the leases contain purchase options. The cost of equipment under operating leases as of December 31, 2000 was $559,472 and the related accumulated amortization thereon was $240,107.

Inventory

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the ROBODOC(R) and NeuroMate(R) Systems. Inventory consists of the following at December 31, 2000:

Raw materials  	$	1,273,895
Work-in-process         1,267,493
Finished goods            813,597
Deferred product
 development contract
 costs                    722,729
                        _________
        	$	4,077,714

Stock-Based Compensation

As permitted under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Income Taxes

The liability method is used to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse.

Significant Customers and Foreign Sales

The Company recognized approximately 10% of its revenue from one Japanese customer during the year ended December 31, 2000. The Company recognized approximately 15% of its revenue from one German customer in 1999. Foreign sales, substantially all to Western European countries and Japan, were approximately $5,845,000 and $5,794,000 for the years ended December 31, 2000 and December 31, 1999, respectively.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The inefficient portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt SFAS 133 in its quarter ending March 31, 2001. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, the Company has recorded a one-time, non-cash charge in the fourth quarter of 2000 to accumulated deficit of $707,131 as the cumulative effect of a change in accounting for the embedded beneficial conversion feature associated with the Series C through H Convertible Preferred Stock, of which $318,479 relates to Series G and H convertible preferred stock which remains outstanding at December 31, 2000.

Reclassifications

Certain amounts reported in prior years financial statements have been reclassified to conform with the 2000 presentation.

3. Property and Equipment

Property and equipment consists of the following at December 31, 2000:

ROBODOC and NeuroMate System equipment 	$	860,261
Other equipment                               2,052,970
Furniture and fixtures                          304,547
Leasehold improvements                           43,669
                                              _________
                                              3,261,447
Less accumulated depreciation                (2,505,662)
                                              _________
                                        $	755,785

4. Investment in Marbella High Care B.V.

As of December 31, 2000, the Company owned approximately 24% of the outstanding shares of Marbella High Care B.V. ("MBHC") and accounts for its investment under the equity method. The Company recorded expenses relating to its investment and advances in MBHC of $0 and $480,000 for the years ended December 31, 2000 and 1999, respectively. These charges are included in other income (expense). As of December 31, 2000 and 1999, the Company's investment in MBHC has been reduced to $0 in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock."

5. Bank Loan and Note Payable

Bank loan consists of the following at December 31, 2000:

Revolving line of credit through July 2001 with an available amount of $43,000 at December 31, 2000, with interest accruing
at 7.15% per annum                                     $	42,960

The bank loan is secured by substantially all of ISS-SA's tangible assets (with a net book value of approximately $1.8 million at December 31, 2000) and is guaranteed by the Company.

The Company has an interest free loan from a grant organization for the development of a new neurological system with an outstanding balance of $143,200 at December 31, 2000. In the event of failure of the project, the Company will have to repay approximately $36,000 of the loan. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. According to the contract, any such payments would be considered to be an advance repayment of the loan. The Company has not made any sales of this type through December 31, 2000.

6. Stockholders' Equity

Common Stock

At December 31, 2000 the Company has reserved a total of 25,099,248 shares of common stock for future issuance pursuant to Series G & H Convertible Preferred Stock, warrants and options outstanding.

The Company issued shares of common stock to Trinity Capital Advisors, Inc. for financial advisory services performed in connection with the sale of a series of convertible preferred stock as follows:

                     Number of        Fair Value at
Series  Date Issued    Shares         Date of Issue

 A   September 1998    5,000, 	       $  20,625
 B   March 1999        1,429               2,903
 C   June 1999         1,071               1,941
 D   June 1999         2,856               8,479
 E   July 1999         4,284              13,923
 F   February 2000    25,000              63,280
 G   May 2000          5,000               6,875

In December 1999 the Company issued and sold to ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein an aggregate of 2,922,396 shares of common stock and warrants to purchase an additional 11,700,000 shares of common stock under a Stock and Warrant Purchase Agreement dated October 1, 1999. The purchase price for the shares and warrants was $4 million. The warrants vest immediately and are exercisable at $1.02656 per share. Warrants to purchase 5,700,000 shares of common stock have been cancelled and warrants to purchase 2,000,000 shares of common stock have expired. The remaining 4,000,000 warrants are exercisable for three years after the date of issue. None of the warrants have been exercised as of December 31, 2000.

The Company established an Employee Stock Purchase Plan in 1998. The plan provides all eligible employees an opportunity to acquire an ownership interest in the Company on a payroll deduction or other compensation basis at a 15% discount. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The plan covers an aggregate of 300,000 shares of the Company's common stock. At December 31, 2000, no offerings have been made to employees.

Equity Line of Credit

In April 2000, the Company entered into a three year, $12,000,000 Private Equity Line of Credit Agreement ("the Line") with Triton West Group, Inc. ("Triton"). Under the terms of the agreement, the Company may sell shares of common stock to Triton at a price equal to 85% of the lowest bid price during the nine trading days commencing two trading days prior to the delivery of a put notice to Triton. The number and dollar amount of shares that may be purchased on each closing date is based upon a formula that varies with the market price and trading volume of the common stock. Activity under the Line from its inception through May 31, 2001 was:

 Date of Put         Shares Issued          Proceeds

 November 2, 2000       282,353 	  $   75,000
 January 22, 2001       806,723              150,000
 January 23, 2001     1,344,538              250,000
 February 9, 2001       882,353              150,000
 March 30, 2001         745,099               57,000
 April 19, 2001         784,314               60,000

In April 2000, the Company issued 5,000 shares of common stock (with a fair value at date of issue of $11,000) to Trinity Capital Advisors, Inc. for financial advisory services performed in connection with the Line.

Warrants

As part of a 1995 Stock Purchase Agreement, the Company sold a warrant to purchase 1,386,390 shares of Series D Preferred Stock at $0.01 per share, and in 1996 sold a warrant to purchase 693,194 shares of Series D Preferred Stock at $0.01 per share. In 1997, the Stock Purchase Agreement was amended so that these combined warrants to purchase 2,274,066 shares of Series D Preferred Stock would be exercisable for only 2,274,066 shares of common stock at $0.01 to $0.07 per share. Warrants for 42,421 shares of common stock were exercised in December 2000. The remaining warrants expire on December 31, 2005.

In 1996, the Company sold in its initial public offering, a total of 1,525,000 shares of common stock at $5.00 per share and warrants to purchase 3,272,754 shares of common stock at $0.10 per share which expire in November 19, 2001. The Company sold to its underwriter warrants to purchase an additional 343,281 common shares at an adjusted exercise price of $1.54 per share as of December 31, 2000, subject to future adjustment in certain events, at any time during the period expiring November 19, 2001. In addition, the Company issued 708,540 warrants to underwriters to purchase common stock or warrants. Each warrant entitles the holder to purchase one share of common stock or warrants at an adjusted exercise price of $1.54 per share as of December 31, 2000, subject to future adjustment in certain events, at any time during the period expiring November 19, 2001. The warrants are subject to redemption by the Company at $0.10 per warrant at any time during the exercise period on not less than 30 days prior written notice to the holders of the warrants provided certain criteria regarding the price performance of the Company's common stock are met.

In connection with a 1997 European offering, the Company sold to its underwriters warrants to purchase 338,412 shares. Each of the warrants entitles the holder to purchase one share of common stock at an adjusted exercise price of $1.91 per share as of December 31, 2000, subject to future adjustments in certain events, at any time during the period expiring November 21, 2002.

In 1997, the Company issued 4,500 shares of common stock and warrants to purchase 55,132 shares of common stock (with an aggregate estimated fair value of $93,885) as payment for services performed in connection with the acquisition of ISS-SA. The warrants have an exercise price of $1.78 per share and expire in September 2002.

The following table summarizes information about warrants issued in connection with each series of convertible preferred stock:

Series Warrants Issued    Exercise Price

 A       44,000                $2.00
 B       12,500                 2.28
 C        9,375                 2.15
 D       25,000                 3.41
 E       37,500                 4.39
 F      125,000                 2.38
 G       63,000                 1.63
 H      500,000              .93 to 1.02

The warrants are exercisable upon vesting and expire between March 3, 2002 and February 17, 2004. The exercise price and the number of shares of common stock issuable upon conversion are subject to adjustment based upon certain future events. None of the warrants had been exercised as of December 31, 2000.

In September 2000, the Company issued a warrant to purchase 35,000 shares of common stock (with an aggregate estimated fair value of $14,350) to Triton in connection with the Equity Line of Credit financing. The warrant is exercisable at $0.86 per share during the period commencing March 15, 2001 and ending September 14, 2003.

Preferred Stock

The Company's Articles of Incorporation authorize 1,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any vote or action by the Company's stockholders.

Convertible Preferred Stock

Since September 1998, the Company has received aggregate net proceeds of approximately $14.1 million from the sale of eight series of convertible preferred stock. Information concerning these convertible preferred stock financings is set forth below:

                            Shares         Net
Series  Date of Sale         Sold        Proceeds

 A     September 10, 1998    3,520 	$3,300,447
 B     March 26, 1999        1,000         916,918
 C     June 10, 1999           750         658,190
 D     June 30, 1999         2,000       1,861,549
 E     July 30, 1999         3,000       2,819,484
 F     February 8, 2000      2,000       1,850,861
 G     May 30, 2000          1,800       1,610,555
 H     August 17, 2000       1,200       1,066,991

Each series of convertible preferred stock has a stated value of $1,000 per share and is convertible into common stock at conversion prices equal to 80% or 85% of the lowest sale price of the common stock on the Nasdaq SmallCap Market over the five trading days preceding the date of conversion (the "Market Price") subject to a maximum conversion price. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price. In February 2000, the Company redeemed the remaining outstanding shares of series E convertible preferred stock for a total redemption price of $1,185,000, or $1,000 per share, the stated value of a share of series E convertible preferred stock.

At December 31, 2000, 544 shares of Series G convertible preferred stock and 545 shares of Series H convertible preferred stock were outstanding. No other shares of preferred stock were outstanding. The number of shares of common stock issued upon conversion and the average actual conversion price for each series of convertible preferred stock converted into shares of common stock at December 31, 2000 was as follows:

Series   Common Shares           Price

 A         2,867,135             $2.23
 B           459,831             $2.17
 C           563,497             $1.33
 D         1,605,203             $1.25
 E         1,490,101             $1.22
 F         2,143,242             $0.93
 G         2,422,573             $0.51
 H         2,399,337             $0.27

From January 1, 2001 through May 31, 2001, additional shares of the Series G and H were converted, resulting in the issuance of an additional 8,645,850 shares of common stock.

The value assigned to the beneficial conversion feature is based upon the difference between the maximum conversion price and the quoted market price of the Company's common stock on the date the convertible preferred stock was sold (the "Discount"). The Discount has been accreted using the straight-line method over the conversion period. The following table sets forth the value assigned to the beneficial conversion feature and its accretion for each series of convertible preferred stock.

                      2000            1999
Series     Value    Accretion       Accretion
 A 	$  616,000   $      -     $   239,736
 B         176,471          -         176,471
 C         143,793          -         143,793
 D         352,941          -         352,941
 E         529,559     19,853         509,559
 F       2,652,140  2,652,140               -
 G         428,529    428,529               -
 H         300,147    300,147               -
  	 _________ __________       _________
$        5,199,580 $3,400,669 	$   1,422,500

No series of convertible preferred stock entitles holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

Stock Option and Long-Term Performance Plans

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

The Company established a stock option plan in 1991 (the "1991 Plan") and on December 13, 1995, it established a new stock option plan (the "1995 Plan"). The Company adopted a third plan on April 28, 1998 (the "1998 Plan"). Certain employees of the Company surrendered their options under the 1991 Plan in return for new and additional options granted under the 1995 Plan. Officers, employees, directors, and consultants to the Company may participate in the Plans. Options granted under the Plans may be incentive stock options or non-statutory stock options. Options granted generally have a term of ten years from the date of the grant. The exercise price of incentive stock options granted under the Plans may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of non-statutory stock options granted under the Plans may not be less than 85% of the fair market value of the Company's common stock on the date of the grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of Company stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the Plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

In 2000 the Company established a long-term performance plan, the 2000 Long-Term Performance Plan (the "2000 Plan"). The 2000 Plan provides for stock awards of up to 1,000,000 shares. The 2000 Plan permits the grant of any form of award, including, but not limited to stock options, stock appreciation rights, stock, and cash awards, whether granted singly, in combination or in tandem. Stock options are granted at an exercise price of not less than 100% of fair market value (as defined in the 2000 Plan) on the date of grant and it is expected that options and stock appreciation rights, will typically be granted for periods of 10 years or less. The 2000 Plan also permits the grant of other awards in stock or denominated in units of stock, which may be subject to restrictions or transfer and/or forfeiture provisions.

The Company also has a 2000 Stock Award Program under which up to 500,000 shares of common stock may be granted to employees and consultants, but not officers and directors of the Company. 3,376,624 shares of the Company's common stock have been reserved for issuance under the Plans and the 2000 Stock Award program.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 5.0% and 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.995 and 0.91; and an expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

The Company's pro forma information follows:

                                                December 31,
                                          2000               1999

 Pro forma net loss 	            $(12,923,286) 	$(11,908,599)
 Pro forma basic net loss per share 	($0.71)             ($1.51)

The following table summarizes activity under the Plans for the years ended December 31, 1999 and 2000:

                                                          Weighted
                                        Number             Average
                                       of Shares        Exercise Price

Outstanding at December 31, 1998
  (at $.07 to $8.88 per share)         1,329,259             $1.93
Granted (at $.01 to $3.94 per share)     167,288             $2.41
Canceled (at $.01 to $8.63 per share)    (46,767)            $4.43
Exercised (at $.01 to $.10 per share)    (80,436)            $0.07
Outstanding at December 31, 1999
  (at $.07 to $8.63 per share)         1,369,344             $2.01
Granted (at $1.00 to $3.44 per share)    744,000             $1.86
Cancelled (at $1.50 to $8.56 per share) (220,000)            $3.50
Exercised (at $.07 to $1.65 per share)  (121,707)            $0.27
Outstanding at December 31, 2000
  (at $.07 to $8.63 per share)         1,771,637             $1.89

The weighted average exercise price of options granted in 2000 and 1999 with option prices equal to the fair market value of our stock on the grant date was $1.86 and $3.13, respectively. The weighted average grant date fair value of these options was $1.31 in 2000 and $2.08 in 1999.

No options with option prices less than the fair market value of our stock on the date of grant were granted to employees in 2000. The weighted average exercise price of options granted in 1999 with option prices less than the fair market value on the date of grant was $1.50 and the weighted average grant date fair value of these options was $2.33.

The following table summarizes information related to options outstanding and options exercisable at December 31, 2000:


                                        Weighted
                                        Average                 Weighted
                      Weighted          Remaining                Average
Exercise  Options      Average         Contractual     Options   Exercise
 Price  Outstanding  Exercise Price   Life (in Years) Exercisable  Price

$0.00-$ .99 532,824     $0.07            4.9             532,824  $0.07
 1.00- 1.99 668,000     $1.78            9.0              32,967  $1.80
 2.00- 2.99  78,704     $2.81            8.8              18,839  $2.75
 3.00- 3.99 354,000     $3.14            7.7             210,553  $3.14
 4.00- 4.99  17,000     $4.78            7.4              11,042  $4.80
 5.00- 6.99  92,109     $5.24            6.0              87,771  $5.22
 7.00- 8.88  29,000     $7.88            6.7              23,376  $7.89
          1,771,637     $1.89            7.3             917,372  $1.64

In 1996, the Company recorded deferred stock compensation of $783,666 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock, as determined by an independent valuation analysis, on the date of grant. The deferred stock compensation is being amortized into expense over the vesting period of the stock options, generally ranging from 3 to 5 years. Deferred compensation relating to stock options, which vested immediately, was expensed on the date of grant. The Company recorded a reduction of $5,675 in deferred stock compensation relating to canceled options in 1999. Compensation expense of $10,513 and $75,125 was recorded during the years ended December 31, 2000 and 1999, respectively, relating to these options.

7. Income Taxes

The income tax provisions for the years ended December 31, 2000 and 1999 are comprised of currently payable state franchise taxes and currently payable foreign income taxes.

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 2000 and 1999 are as follows:

                                              2000                 1999
Deferred tax assets:
 Net operating loss carryover   	 $  8,072,000        $  8,085,000
 Research and development credit            1,399,000           1,261,000
 Research and development                     511,000             417,000
 Accrued product retrofit costs                83,000              83,000
 Inventory                                    356,000             192,000
 Depreciation                                 354,000             224,000
 Stock compensation                           289,000             285,000
 Loss on investment                           127,000             319,000
 Deferred income                              681,000             506,000
 Other                                        163,000             100,000
                                           12,035,000          11,472,000
Less valuation allowance                  (12,035,000)        (11,472,000)
Net deferred taxes                        $	    -         $	        -

The Company expects the carryforward amounts will not be used prior to the expiration of the carryforward periods.

The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate as of December 31, 2000 and 1999 are as follows:

                                               2000            1999

Federal benefit expected at
     statutory rates             	   $(2,586,799)     $(3,445,977)
Domestic net operating loss with
     no current benefit                      2,208,715        2,978,323
Effect of foreign loss with no
     current benefit                           369,811          467,654
Other taxes                                          -          (13,155)
Other non-deductible items                       8,273                -
 	                                   $ 	     -      $   (13,155)


As a result of stock sales, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, the Company's federal and state net operating loss carryforwards will be subject to a total annual limitation in the amount of approximately $400,000. Subsequent to this change of ownership an additional change in ownership may have occurred. As a result, the net operating loss carryforwards may be further limited.

The Company has at December 31, 2000 a net operating loss carryover of approximately $29,475,000 for federal income tax purposes which expires between 2005 and 2019, a net operating loss carryforward of approximately $5,618,000 for state income tax purposes which expires through 2005, and a net operating loss carryforward of approximately $1,795,000 for foreign income tax purposes of which approximately $769,000 expires between 2001 and 2005. The Company has at December 31, 2000 research and development credit carryovers of approximately $820,000 and $875,000 for federal and state income tax purposes, respectively.

The Company paid $800 for income and franchise taxes during each of the two years ended December 31, 2000 and 1999. The valuation allowance increased by $563,000 in 2000 and $3,760 in 1999.

8. Net Loss Per Share Information

At December 31, 2000, outstanding options to purchase 1,771,637 shares of common stock (with exercise prices ranging from $0.01 to $8.88), 11,843,560 outstanding warrants to purchase 16,067,324 shares of common stock (with exercise prices from $0.01 to $4.39), and 5,445,215 shares of common stock issuable upon conversion of Series G and H Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

9. Commitments

The Company leases its U.S. facility under a non-cancelable operating lease expiring in June 2005. The lease provided for rent of approximately $30,000 per month during 2000 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year

The Company leases its European facility under a non-cancelable operating lease which expires in 2003. The lease provides for rent of approximately $7,000 per month.

Future payments under non-cancelable facility operating leases are approximately as follows:

2001 	  $   450,000
2002          457,000
2003          465,000
2004          392,000
2005          165,000
 	  $ 2,009,000

Aggregate rental expense under these leases amounted to $440,000 and $422,000 during the years ended December 31, 2000 and 1999, respectively.

Future minimum payments under non-cancelable equipment operating leases are approximately as follows:

2001      $    11,000
2002           11,000
2003           11,000
2004           11,000
          $    44,000

Rental expense associated with these leases during each of the years ended December 31, 2000 and 1999 was approximately $11,000.

10. Contingencies

The Company has from time to time been notified of various claims incidental to its business that are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, the Company believes that the final outcome of all such matters will not have a materially adverse effect on its consolidated financial position, results of operations, or cash flows.


11. NIST Grant

During 1994, the Company was awarded a $1,960,000 National Institute of Science and Technology ("NIST") grant from the U.S. Department of Commerce. The grant is shared by the Company and two strategic partners to fund approximately 49% of a $4 million joint development project to adapt the ROBODOC System for use in hip revision surgery. The development project and related NIST Grant began in 1995 and ended in 1999. The Company received approximately $129,000 in proceeds under the grant during the year ended December 31, 1999.

12. Distribution Agreement Settlement

In May 2000, the Company terminated its distribution agreement with the German corporation Spark 1st Vision GmbH & Co. KG. On termination, ISS received payment of approximately $928,000 consisting of pro rata licensing fees of $740,000, which are included in other income, and reimbursed selling expenses of $188,000, which are offset against selling, general and administrative expenses.

13. Unaudited Quarterly Financial Data

Based on the guidance provided by the SEC staff in SAB No. 101, the Company determined that it was preferable to recognize revenue on delivered systems only when training and installation are complete and customer acceptance provisions, if any, have been met. The Company's previous revenue recognition policy was to recognize system revenue upon delivery. The Company recorded a non-cash reduction in its consolidated loss of $581,907, or $0.04 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company's revenue recognition policies are disclosed in Note 2.

As described in Note 6 to the consolidated financial statements, in February 2000 the Company redeemed for cash 1,185 outstanding shares of Series E convertible preferred stock for a total redemption price of $1,185,000, or $1,000 per share, the stated value of a share of Series E convertible preferred stock. The excess of the fair value of the consideration over the related carrying amount of the convertible preferred stock was $209,176 and has been added to the net loss to arrive at net loss applicable to common stockholders.


                               Quarter ended            Quarter ended
                               March 31, 2000           June 30, 2000

                           Reported     Restated     Reported     Restated

Net sales 	          $730,144    $1,868,051    $1,310,882 	$1,111,882
Gross margin 	          $387,804 	$898,340      $754,729    $674,729
Net loss before
 cumulative effect of
 accounting changes    $(2,640,257)  $(2,058,350)    $(906,960)  $(986,960)
Cumulative effect of
 accounting change
 under EITF 00-27                -             -             -           -
Cumulative effect of
 accounting change
 under SAB 101                   -      (581,907)            -           -

Net loss before preferred
 stock accretion and
 dividend                (2,640,257)  (2,640,257)      (906,960)  (986,960)
Preferred stock accretion
 and dividend            (2,671,993)  (2,881,169)      (317,647)  (317,647)
Net loss to common
 stockholders 	        $(5,312,250) $(5,521,426)   $(1,224,607)$(1,304,607)
Per share data:
Basic and diluted net
 loss per common share
 before cumulative effect
 of accounting changes       ($0.34)       ($0.32)       ($0.07)    ($0.08)
Cumulative effect of
 accounting change under
 EITF 00-27                       -             -             -          -
Cumulative effect of
 accounting change under
 SAB 101                          -         (0.04)            -          -

Basic and diluted net
 loss per common share        ($0.34)       ($0.36)       ($0.07)    ($0.08)
Shares used in computing
 per share data            15,577,822    15,577,822    16,905,472 16,905,472



                               Quarter ended            Quarter ended
                               September, 2000        December 31, 2000

                           Reported     Restated
Net sales 	          $2,201,689  $2,400,689           $553,641
Gross margin 	          $1,091,281  $1,171,281          $(300,835)
Net loss before
 cumulative effect of
 accounting changes      $(1,668,762)$(1,588,762)       $(2,974,161)
Cumulative effect of
 accounting change
 under EITF 00-27                -             -           (707,131)
Cumulative effect of
 accounting change
 under SAB 101                   -             -                  -

Net loss before preferred
 stock accretion and
 dividend                 (1,668,762) (1,588,762)         (3,681,292)
Preferred stock accretion
 and dividend               (411,029)   (411,029)                  -
Net loss to common
 stockholders 	        $(2,079,791) $(1,999,791)        $(3,681,292)
Per share data:
Basic and diluted net
 loss per common share
 before cumulative effect
 of accounting changes        ($0.12)      ($0.11)            ($0.13)
Cumulative effect of
 accounting change under
 EITF 00-27                       -             -              (0.03)
Cumulative effect of
 accounting change under
 SAB 101                          -             -                  -

Basic and diluted net
 loss per common share        ($0.12)       ($0.11)       ($0.16)
Shares used in computing
 per share data            17,927,065    17,927,065    22,109,690




            Quarter ended   Quarter ended    Quarter ended      Quarter ended
            March 31, 1999  June 30, 1999  September 30, 1999  December 31, 1999

Net sales 	$2,286,723 	$629,236 	$2,269,044 	$1,055,839
Gross margin 	$1,181,344 	$182,998 	$1,027,558 	$284,999

Net loss
 before
 preferred stock
 accretion 	$(2,306,015) 	$(2,429,644) 	$(1,840,561) 	$(3,579,201)
Preferred stock
 accretion         (244,638)       (263,969)       (659,996)       (253,897)
Net loss
 applicable to
 common
 stockholders, 	$(2,550,653) 	$(2,693,613) 	$(2,500,557) 	$(3,833,098)

Per share data:
Basic and diluted
 net loss per common
 share             ($0.45)         ($0.40)          ($0.28)         ($0.49)
Shares used in
 computing per
 share data       5,675,744        6,713,469        8,873,184       7,896,171