Form 10QSB
period 2001-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2001-07-27
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.
(Name of Small Business Issuer in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)

68-0232575
(IRS Employer Identification Number)


1850 Research Park Drive, Davis, CA	95616-4884
(Address of Principal Executive Offices)(Zip Code)

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

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
On June 30, 2001, the issuer had 36,873,202 shares of common stock, $.01 par value, outstanding.



INTEGRATED SURGICAL SYSTEMS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2001
TABLE OF CONTENTS


		                                      Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)	       2
  Consolidated Balance Sheet at March 31, 2001	       2
  Consolidated Statements of Operations for the
   three months ended March 31, 2001 and 2000	       3
  Consolidated Statements of Cash Flows for the
   three months ended March 31, 2001 and 2000	       4
  Notes to Consolidated Financial Statements	       5
Item 2.	Management's Discussion and Analysis	       6
Part II. Other Information
  Item 2. Changes in Securities and Use of Proceeds    7
  Item 6. Exhibits and Reports on Form 8-K	       8
Signature	                                       8



Part I.	Financial Information
	Item 1.	Financial Statements (unaudited)


Integrated Surgical Systems, Inc.
Consolidated Balance Sheet
(Unaudited)



Assets
Current assets:
	Cash and cash equivalents	$      131,056
	Accounts receivable less allowance
         for doubtful accounts of $112,151   1,060,938
	Inventory			     3,422,735
	Other current assets		       278,956
                                          ____________
Total current assets			     4,893,685

Net property and equipment		       401,817
Leased equipment, net			       468,912
Long-term net investment in sales-type leases   35,560
Intangible assets, net			     1,127,138
Other assets				        10,603
                                          ____________
				         $   6,937,715


Liabilities and stockholders' equity
Current liabilities:
	Accounts payable		 $  1,162,940
	Accrued payroll and related expense   368,488
	Accrued liabilities		      316,369
	Unearned revenue		    2,646,317
	Other current liabilities	      509,976
                                          ___________
Total current liabilities		    5,004,090

Note payable				      129,276
Commitments and contingencies			    -

Convertible preferred stock, $0.01
 par value, 1,000,000 shares authorized;
 364 shares issued and outstanding
 ($364,000 aggregate liquidation value)	      325,724

Stockholders' equity:
 Common stock, $0.01 par value,
  100,000,000 shares authorized;
  34,887,140 shares issued and outstanding    348,871
 Additional paid-in capital	           61,611,877
 Accumulated other comprehensive loss	     (874,185)
 Accumulated deficit		          (59,607,938)
                                          ____________
Total stockholders' equity		     1,478,625
                                          ____________
				          $  6,937,715

See accompanying notes.

Integrated Surgical Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

				     Three months ended March 31,
				2001	        	   2000
                                                        (Restated)

Net sales		       $   1,635,541       $    1,868,051
Cost of sales		             479,506              898,340
                               ______________      _______________
			           1,156,035 		  969,711
Operating expenses:
 Selling, general and
   administrative		   1,199,778 		  905,059
 Research and development	     863,765 		1,747,393
 Amortization of intangibles	     209,760    	  209,760
				   2,273,303    	2,862,212
                               _____________       ______________
Operating loss			  (1,117,268)	       (1,892,501)

Other income (expense), net	    (182,575)   	 (156,849)
Loss before provision for
 income taxes			  (1,299,843)	       (2,049,350)
Provision for income taxes		   -	            9,000
                               ______________      ______________
Net loss before cumulative
 effect of accounting change	  (1,299,843)	       (2,058,350)

Cumulative effect of accounting
 change under SAB 101			   -		 (581,907)
                               ______________      _______________
Net loss before preferred stock
 accretion and dividend		   (1,299,843)	       (2,640,257)
Preferred stock accretion and
 dividend				    -	       (2,881,169)
Net loss to common stockholders	$  (1,299,843)	   $   (5,521,426)


Basic and diluted net loss per
 common share before cumulative
 effect of accounting change	$       (0.04)	   $        (0.32)
Cumulative effect of accounting
 change under SAB 101			    -		    (0.04)
                                ______________      _______________
Basic and diluted net loss per
 common share			$       (0.04)	   $        (0.36)

Shares used in computing basic
net loss per share		    32,693,155 		15,577,822


Pro forma amounts assuming the
 accounting change under SAB 101
 is applied retroactively:
Net loss to common stockholders  $  (1,299,843)	     $  (4,939,519)
Basic and diluted net loss per
 common share		         $       (0.04)	     $       (0.32)


See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements Cash Flows (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents


					Three months ended March 31,
					    2001	       2000
                                                             (Restated)

Cash flows from operating activities:
Net loss				$(1,299,843)	 $  (2,640,257)
Adjustments to reconcile net loss to
 net cash used in operating activities:
	Depreciation			    133,725 	       149,333
	Amortization of intangible assets   227,264 	       209,760
	Stock compensation, employees		  -		43,410
	Stock compensation, non-employees	  -		68,242
	Changes in operating assets and
         liabilities
		Accounts receivable	   (370,807)	      (282,033)
		Inventory		    603,807 	      (612,920)
		Other current assets	     37,889 	      (325,049)
		Accounts payable	    166,176 	       277,207)
		Accrued payroll and
                 related expenses	    (50,143)		(3,913)
		Accrued liabilities	   (143,607)	       (41,482)
		Unearned revenue	    236,030 	       867,250
		Other current liabilities   (79,438)           126,795
                                          __________       ____________
Net cash used in operating activities      (538,947)	    (2,718,071)

Cash flows from investing activities:
	Principal payments received
         on sales-type lease		     22,552 		86,917
	Purchases of property and
         equipment				  -	       (80,530)
                                           _________       _____________
Net cash provided (used) in investing
 activities				     22,552		 6,387

Cash flows from financing activities:
	Payments on bank loans		    (76,994)	       (19,612)
	Proceeds from sale of preferred
         stock and warrants			  -	     1,878,775
	Net proceeds from sale of common
         stock and warrants		     529,000 		     -
	Proceeds from exercise of stock
         options				   -		30,683
	Redemption of preferred stock		   -	    (1,185,000)
                                            _________       ____________
Net cash provided by financing activities     452,006 		704,846

Effect of exchange rate changes on cash
 and cash equivalents			      (80,877)		115,620
                                            __________       ___________
Net decrease in cash and cash equivalents    (145,266)	     (1,891,218)
Cash and cash equivalents at beginning of
 period					      276,322 	      2,918,017
Cash and cash equivalents at end of
 period				        $     131,056 	 $    1,026,799

See accompanying notes.


Integrated Surgical Systems Inc.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2001


1. Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Integrated Surgical Systems, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.

2. Cumulative effect of change in accounting principle. In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with SAB No. 101. Previously, we generally recognized revenue upon delivery of equipment to customers. The costs of installation and training were accrued in the same period revenue was recognized. Under the new accounting method adopted retroactively to January 1, 2000, we now recognize revenue upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which occurs after the completion of training and installation. Furthermore, due to business customs in Japan and our interpretation of Japanese law, all equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. The cumulative effect of the change on prior years resulted in an increase in the consolidated loss of $581,907, which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease the consolidated loss before the cumulative effect of the accounting change by $581,907 ($0.03 per share).

For the three months ended March 31, 2000, we recognized $1,137,907 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue and related cost of revenue of $556,000 in the first quarter was to reduce the consolidated loss by $581,907 during that period. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

3.  Inventories.  At March 31, 2001, the components of inventory were:

Raw materials		                   $   373,619
Work-in-process		                     1,017,522
Finished goods		                     1,493,725
Deferred product development contract costs    537,869
                                           ___________
		                            $3,422,735

4. Stockholders' equity. During the three months ended March 31, 2001, 725 shares of convertible preferred stock were converted into 8,645,850 shares of common stock at an average conversion price of $0.084 per share.

During the three months ended March 31, 2001, proceeds of $550,000 were received and 3,033,614 shares of common stock were issued in conjunction with financing under our Private Equity Line of Credit Agreement.

5. Net loss per share. At March 31, 2001, outstanding options to purchase 1,690,378 shares of common stock (with exercise prices ranging from $0.01 to $8.88), 11,843,560 outstanding warrants to purchase 16,067,324 shares of common stock (with exercise prices from $0.01 to $4.39), and 3,034,550 shares of common stock issuable upon conversion of Series G and H convertible preferred stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

6.  Accumulated other comprehensive loss.

			          Three months ended March 31,
			          2001		          2000
Net loss		   $  (1,299,843)	   $  (2,640,257)
Other comprehensive loss:
 Foreign currency translation	(337,772)		 (82,865)
                           ______________          _______________
Comprehensive loss	   $  (1,637,615)	   $  (2,723,122)


	Item 2.	Management's Discussion and Analysis

Results of Operations

Net sales of $1.6 million for the three months ended March 31, 2001, were 12% lower than the level achieved in the same period of 2000. While revenue for the first quarter of 2001 included no recognized systems sales, the same period in the previous year included systems sales of $1.1 million. Systems services revenue, at approximately 1.3 million for the first quarter of 2001, was higher than the $.7 recorded in the first quarter of 2000 because more systems were in the field, creating more servicing and consumables opportunity. We also earned approximately $354,000 in revenue from implant library development in the first three months of 2001, but none in the comparable period of 2000.

The first quarter 2000 gross margin of 52% improved to 71% in the first quarter of 2001 due to the higher margin services in 2001 versus the systems sales of 2000.

Selling, general and administrative ("SG&A") expense at $1.2 million for the three month ended March 31, 2001 is approximately $295,000 higher than for the same period of 2000. During the first quarter of 2000, we were operating under an exclusive European distribution agreement, and most sales and marketing expenses were transferred to the distributor. In the first quarter of 1999, when, as now, these costs were incurred in full, SG&A expenses were $1.4 million. The first quarter 2001 51% reduction in research and development expenseversus the first quarter of 2000 is the result of headcount elimination and other cost-savings measures undertaken in 2000 in response to lowered sales projections.

Other expenses increased approximately $26,000 during the three months ended March 31, 2001 over the same period in 2000, primarily due to an increase in our currency exchange loss (from $143,000 in 2000 to $167,000 in 2001) as the dollar continued to strengthen against European currencies.

Liquidity

The report of our independent auditors on our 2000 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt with respect to the Company's ability to continue as a going concern. Since inception, our expenses have exceeded our revenue, and operations have been funded primarily through the sale of equity securities. As discussed below under "Capital Resources," it is unlikely that the equity markets will continue to support fund-raising at historic levels. We believe, however, that we have begun to generate sales at a level sufficient to ensure our survival through the remainder of 2001. Although we believe that our plan will be realized, there is no assurance that these events will occur. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Our cash balance at March 31, 2001 was $145,000 below the balance at December 31, 2000 and $896,000 below the cash balance at the end of the first quarter of 2000. During the first quarter of 2000, we raised $2 million through the sale of convertible preferred stock, while during the first quarter of 2001, we raised $550,000 through our equity financing line. The increased revenue of the first quarter of 2001 versus 2000 closed some of this funding gap, but on March 31, 2001, our current liabilities exceeded our current assets and it has been difficult for us to meet our obligations as they become due.

Inventory decreased $655,000 from December 31, 2000 to March 31, 2001, providing our greatest source of operating cash for the three months then ended. Unearned revenue represents 52% of our liabilities at March 31, 2001 and includes payments for systems sales on which revenue is not yet recognized, as well as advance payment for service contracts which revenue is recognized ratably over the period of the contract. Our largest use of cash, a $371,000 increase in accounts receivable, represents unpaid balances due on systems shipped near the end of the quarter, for which revenue has not yet been recognized.

Capital Resources

In the first quarter of 2001, our common stock and warrants were delisted from the NASDAQ because the stock did not maintain the exchange's minimum bid price of $1.00 per share. On May 24th, the OTC Bulletin Board ceased providing quotes for ourcommon stock and warrants because we had not filed our Form 10-KSB for the year ended December 31, 2000 and this Form 10-QSB for the quarter ended March 31, 2001 with the Securities and Exchange Commission ("SEC"). Quotes for our common stock and warrants are now available only through the pink sheets.

Our annual report on Form 10-KSB was filed on June 27, 2001 and with the filing of this Form 10-QSB, we believe that we are in compliance with all of our SEC filing obligations. There is no assurance, however, that the OTC Bulletin Board will resume its quotation of our common stock. Without the visibility and the implied increase in trading volume afforded by Bulletin Board coverage, it is likely that our equity fundraising activities will be limited.

We have received net proceeds of $742,000 through our equity line of credit from inception through June 30, 2001, and through that date, have $11.3 million in additional credit on which to draw. However, the price of our common stock, $0.12at June 30, 2001, means that the use of the equity line of credit causes significant dilution to our common shareholders.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2001, we sold an aggregate of 3,033,614 shares of common stock to Triton West Group, Inc. for a total purchase price of $550,000 under an equity line of credit agreement. The purchaser is an accredited investor. The sale was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

During the first quarter of 2001, we issued a total of 8,645,850 shares of common stock to seven accredited investors upon conversion of our preferred stock. The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Section 3(a)(9).

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

None.

(b)Reports on Form 8-K.

On February 14, 2001, we filed a Form 8-K concerning the delisting of our common stock and warrants from the Nasdaq SmallCap Market.


SIGNATURE

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

Dated: July 26, 2001