Form 10QSB
period 2001-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2001-08-14
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.
(Name of Small Business Issuer in its Charter)

Delaware,
(State of Incorporation or Organization)

68-0232575
(IRS Employer Identification Number)

1850 Research Park Drive, Davis, CA, 95616-4884
(Address of Principal Executive Offices)(Zip Code)

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


APPLICABLE ONLY TO CORPORATE REGISTRANTS
On August 1, 2001 the issuer had 36,873,202 shares of common stock, $.01 par value, outstanding.


INTEGRATED SURGICAL SYSTEMS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2001
TABLE OF CONTENTS

                                                         Page
Part I.   Financial Information
  Item 1.  Financial Statements (unaudited)                2
    Consolidated Balance Sheet at June 30, 2001            2
    Consolidated Statements of Operations for the
      three months ended June 30, 2001 and 2000            3
    Consolidated Statements of Operations for the
      six months ended June 30, 2001 and 2000              4
    Consolidated Statements of Cash Flows for the
      six months ended June 30, 2001 and 2000              5
    Notes to Consolidated Financial Statements             6
  Item 2. Management's Discussion and Analysis             7
Part II.  Other Information
  Item 2. Changes in Securities and Use of Proceeds        9
Signature                                                  9



Part I.	Financial Information
  Item 1.	Financial Statements (unaudited)

Integrated Surgical Systems, Inc.
Consolidated Balance Sheet
June 30, 2001
(Unaudited)

Assets
Current assets:
  Cash and cash equivalents              $  537,782
  Accounts receivable less allowance
    for doubtful accounts of  $109,472      976,187
  Inventory                               3,057,296
  Other current assets                      260,127
Total current assets                     __________
                                          4,831,392

Net property and equipment                  320,767
Leased equipment, net                       419,897
Long-term net investment in sales-type
    leases                                   13,534
Intangible assets, net                      917,378
Other assets                                 10,603
                                         __________
                                         $6,513,571


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                       $1,400,983
  Accrued payroll and related expense       437,984
  Accrued liabilities                       311,947
  Unearned income                         2,825,098
  Other current liabilities                 457,743
                                         __________
Total current liabilities                 5,433,755

Note payable                                118,191
Commitments and contingencies                     -

Convertible preferred stock,
   $0.01 par value, 1,000,000 shares
   authorized; 364 shares issued and
   outstanding ($364,000 aggregate
   liquidation value)                       325,724

Stockholders' equity:
  Common stock, $0.01 par value,
    100,000,000 shares authorized;
    36,873,202 shares issued and
    outstanding                             368,732
  Additional paid-in capital             61,749,814
  Accumulated other comprehensive loss     (952,331)
  Accumulated deficit                   (60,530,314)
                                        ____________
Total stockholders' equity                  635,901
                                        ____________

                                         $6,513,571

See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements of Operations
(Unaudited)



                                          Three months ended June 30,
                                          2001                 2000
                                                            (Restated)
Net sales                          $    2,390,432      $    1,111,882
Cost of sales                           1,073,741             437,153
                                   ______________      ______________
                                        1,316,691             674,729
Operating expenses:
  Selling, general and administrative     981,178           1,073,287
  Research and development                987,497           1,285,020
  Amortization of Intangibles             209,760             209,760
                                   ______________      ______________
                                        2,178,435           2,568,067

Operating loss                           (861,744)         (1,893,338)

Other income (expense), net               (60,632)            912,378
                                   _______________     ______________
Loss before provision for income taxes   (922,376)           (980,960)
Provision for income taxes                      -               6,000
                                   _______________     ______________
Net loss before preferred stock
    accretion                            (922,376)           (986,960)
Preferred stock accretion                       -            (317,647)
                                   _______________     _______________
Net loss to common stockholders    $     (922,376)     $   (1,304,607)



Basic and diluted net loss per
  common share                     $        (0.03)    $         (0.08)

Shares used in computing basic
  net loss per share                    36,295,748          16,905,473


See accompanying notes.



Integrated Surgical Systems, Inc.
Consolidated Statements of Operations
(Unaudited)


                                           Six months ended June 30,
                                          2001                 2000
                                                            (Restated)

Net sales                         $    4,025,973      $    2,979,933
Cost of sales                          1,553,247           1,335,493
                                  ______________      ______________
                                       2,472,726           1,644,440
Operating expenses:
  Selling, general and
    administrative                     2,180,956           1,978,346
  Research and development             1,851,262           3,032,413
  Amortization of Intangibles            419,520             419,520
                                  ______________      ______________
                                       4,451,738           5,430,279

Operating loss                        (1,979,012)         (3,785,839)

Other income (expense), net             (243,207)            755,529
                                  ______________      ______________
Loss before provision for
    income taxes                      (2,222,219)         (3,030,310)
Provision for income taxes                     -              15,000
                                  _______________     ______________
Net loss before cumulative
    effect of accounting change       (2,222,219)         (3,045,310)
Cumulative effect of accounting
    change under SAB 101                       -            (581,907)
                                  _______________     ______________
Net loss before preferred stock
    accretion and dividend            (2,222,219)         (3,627,217)
Preferred stock accretion
    and dividend                               -          (3,198,816)
                                  ______________      ______________
Net loss to common stockholders   $  (2,222,219)      $   (6,826,033)
, , , , , ,
Basic and diluted net loss
  per common share before cumulative
  effect of accounting change     $       (0.06)      $        (0.38)
Cumulative effect of accounting
  change under SAB 101                        -                (0.04)
                                  ______________      _______________
Basic and diluted net loss
  per common share                $       (0.06)      $        (0.42)

Shares used in computing basic
  net loss per share                  34,504,403          16,241,648

Pro forma amounts assuming the accounting change under SAB 101 is applied retroactively:
    Net loss to common stockholders$  (2,222,219)     $   (6,244,126)
    Basic and diluted net loss per
        common share               $       (0.06)     $        (0.38)



See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements Cash Flows (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents



                                            Six months ended June 30,
                                             2001              2000
                                                            (Restated)
Cash flows from operating activities:
Net loss                                  $(2,222,219)      $(3,627,217)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation                                255,708           293,240
  Amortization of intangible assets           419,520           416,958
  Stock compensation                           54,797           199,835
  Changes in operating assets and
      liabilities:
    Accounts receivable                      (195,792)           66,582
    Inventory                                 876,302          (828,790)
    Other current assets                       54,208           (89,379)
    Accounts payable                          377,694          (982,902)
    Accrued payroll and related expenses       27,540            13,337
    Accrued liabilities                       (97,676)            5,957
    Unearned income                           432,096           (26,147)
    Other current liabilities                (182,223)          395,134
                                          ___________        __________
Net cash used in operating activities        (200,045)       (4,163,392)

Cash flows from investing activities:
  Principal payments received on
    sales-type lease                           43,914           147,503
  Purchases of property and equipment               -          (233,047)
                                          ___________        __________
Net cash provided (used) in investing
    activities                                 43,914           (85,544)

Cash flows from financing activities:
  Payments on bank loans                      (41,041)          (35,278)
  Payment of short-term note payable         (200,000)                -
  Proceeds from the issuance of
    short-term note payable                   200,000                 -
  Proceeds from sale of preferred
    stock and warrants                              -         3,480,096
  Proceeds from sale of common stock
    and warrants                              632,000                 -
  Proceeds from exercise of stock options           -            30,801
  Redemption of preferred stock                     -        (1,185,000)
                                          ___________        __________
Net cash provided by financing activities     590,959         2,290,619

Effect of exchange rate changes
  on cash and cash equivalents               (173,368)           95,916
                                          ___________        __________
Net increase (decrease) in cash
  and cash equivalents                        261,460        (1,862,401)
Cash and cash equivalents at beginning
  of period                                   276,322         2,918,016
                                          ___________        __________
Cash and cash equivalents at end
  of period                               $   537,782       $ 1,055,615


See accompanying notes.




Integrated Surgical Systems Inc.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2001



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

Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Integrated Surgical Systems, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.

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

3.  Inventories.  At June 30, 2001, the components of inventory were:


Raw materials              $    626,024
Work-in-process                 846,183
Finished goods                1,019,294
Deferred product
 development contract costs     565,795
                           ____________
                             $3,057,296


4. Stockholders' equity. During the three months ended June 30, 2001, proceeds of $117,000 were received and 1,529,413 shares of common stock were issued in conjunction with financing under our Private Equity Line of Credit Agreement.

On May 10, 2001, 256,649 shares of common stock, with a fair value of $30,798, were issued to employees under our 2000 Long-Term Performance Plan as part of an employee bonus for 2000 performance.

On June 11, 2001, 200,000 shares of unregistered common stock, with a fair value of $24,000, were issued as compensation for services performed in conjunction with short-term financing.

5. Net loss per share. At June 30, 2001, outstanding options to purchase 1,658,378 shares of common stock (with exercise prices ranging from $0.01 to $8.88), 11,843,560 outstanding warrants to purchase 16,067,324 shares of common stock (with exercise prices from $0.01 to $4.39), and 3,034,550 shares of common stock issuable upon conversion of Series G and H convertible preferred stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

6.  Accumulated other comprehensive loss.





                     Three months ended June 30,  Six months ended June 30,
                         2001          2000         2001            2000
                                    (Restated)                   (Restated)
Net loss before
 preferred stock
 accretion and
 dividend           $  922,376     $   986,960     $2,222,219    $3,627,217

Other comprehensive
 loss:
   Foreign currency
    translation         78,146          19,374        415,918       102,239
                    __________      __________     __________    __________
Comprehensive loss  $1,000,522      $1,006,334     $2,638,137    $3,729,456

7. Recent Accounting Pronouncements. We adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. This statement standardized the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The adoption of SFAS No. 133 on January 1, 2001 had no effect on our consolidated financial statements.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. We have not yet determined the impact, if any, that SFAS Nos. 141 and 142 will have on our consolidated financial statements. We now evaluate our intangible assets in accordance with SFAS No. 121, and will adopt SFAS Nos. 141 and 142 on January 1, 2002.

	Item 2.	Management's Discussion and Analysis

Results of Operations

Net sales of $2.4 million for the three months ended June 30, 2001 were more than double the sales of the second quarter of 2000, bringing year-to-date 2001 sales to 135% of their 2000 level. Revenue for the second quarter of 2001 included three systems sales (two ROBODOC(R)s and one NeuroMate(R)) while the 2000 period contained only one ROBODOC(R) sale.

Selling, general and administrative ("SG&A") expense at $981,000 for the three months ended June 30, 2001 is $92,000 lower than for the same period of 2000--the result of continued cost containment. The comparative SG&A increase of $203,000 for the first half of 2001 over the first half of 2000 was the result of the transfer of most sales and marketing expense to a European distributor during the first quarter of 2000. In the first half of 1999, the last comparable period in which these costs were incurred in full, SG&A expenses were $3.1 million. Research and development expenses for 2001 show the effect of cost-savings measures undertaken in 2000 in response to lowered sales projections.

Other income for the three month period ended June 30, 2000 included approximately $740,000 of licensing fees paid to the Company under an exclusive distribution agreement which was terminated in May 2000. No corresponding income was received in 2001. The other major component of other expense, foreign currency exchange loss, increased $169,000 during the first six months of 2001 over the comparable period of 2000 as the dollar strengthened against European currencies.

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

Our cash balance at June 30, 2001 was half of the cash balance at the end of the second quarter of 2000, but has increased $261,000 from the balance at December 31, 2000. During the first half of 2000, we raised $2.3 million, net of redemptions, through the sale of convertible preferred stock, while during the first half of 2001, we raised $667,000 through our equity financing line. The increased revenue of the first half of 2001 versus 2000 closed some of this funding gap, but on June 30, 2001, our current liabilities exceeded our current assets, accounts payable contributed $378,000 to cash flow over the six month period, and it has been difficult for us to meet our obligations as they become due.

Inventory provided $876,000 to cash flow during the six months ended June 30, 2001, as systems were shipped from supplies already on hand. Unearned income, at $2.8 million, represented 51% of the company's liabilities at June 30, 2001, an increase in cash flow of $432,000 over December 31, 2000. Unearned income includes payments for systems sales on which revenue is not yet recognized, as well as advance payment for service contracts which revenue is recognized ratably over the period of the contract and deposits on product development contracts. Our $196,000 cash flow impact from accounts receivable, our largest use of cash since December 31, 2000, represents unpaid balances due on products shipped near the end of the second quarter, for which revenue has not yet been recognized.

Capital Resources

In the first quarter of 2001, our common stock and warrants were delisted from the NASDAQ because the stock did not maintain the exchange's minimum bid price of $1.00 per share. On May 24th, the OTC Bulletin Board ceased providing quotes for our common stock and warrants because we had not filed our Form 10-KSB for the year ended December 31, 2000 and our Form 10-QSB for the quarter ended March 31, 2001 with the Securities and Exchange Commission ("SEC"). Quotes for our common stock and warrants are now available only through the pink sheets.

Our annual report on Form 10-KSB was filed on June 27, 2001 and our Form 10-QSB for the quarter ended March 31, 2001 was filed on July 26, 2001 and we believe that we are now in compliance with all of our SEC filing obligations. There is no assurance, however, that the OTC Bulletin Board will resume its quotation of our common stock. Without the relative visibility which would accompany Bulletin Board coverage, it is likely that our equity market activities will be limited.

We have received net proceeds of $742,000 through our Private Equity Line of Credit Agreement from inception through August 1, 2001, and through that date, have $11.3 million in additional credit on which to draw. However, the price of our common stock, $0.12 at June 30, 2001, means that the use of the equity line of credit causes significant dilution to our common shareholders.


Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

On June 11, 2001, 200,000 shares of unregistered common stock were issued to Triton West Group, Inc., an accredited investor, as compensation for services performed in conjunction with short-term financing. The transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D.

During the second quarter of 2001, we sold an aggregate of 1,529,413 shares of common stock to Triton West Group, Inc. for a total purchase price of $117,000 under an equity line of credit agreement. The purchaser is an accredited investor. The sale was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 6. Exhibits and Reports on Form 8-K

None.




SIGNATURE
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTEGRATED SURGICAL SYSTEMS, INC.




By: /s/ PATRICIA E. PILZ
Patricia E. Pilz
(Principal Financial and Accounting Officer)
Dated: August 13, 2001