Form 10QSB
period 2001-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2001-11-09
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Title of each Class
Common Stock, $.01 Par Value
Common Stock Purchase Warrants

Name of Each Exchange on Which Each
Class is Registered
None
None

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of Class)


ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


APPLICABLE ONLY TO CORPORATE REGISTRANTS
On November 7, 2001 the issuer had 38,306,385 shares of common stock, $.01 par value, outstanding.



INTEGRATED SURGICAL SYSTEMS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

                                                                   Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)                             2
Consolidated Balance Sheet at September 30, 2001                     2
Consolidated Statements of Operations for the three months ended
  September 30, 2001 and 2000                                        3
Consolidated Statements of Operations for the nine months ended
  September 30, 2001 and 2000                                        4
Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2001 and 2000                                        5
Notes to Consolidated Financial Statements                           6
Item 2.	Management's Discussion and Analysis                         8
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K                             9
Signature                                                            9






Part I.	Financial Information
	Item 1.	Financial Statements (unaudited)


Integrated Surgical Systems, Inc.
Consolidated Balance Sheet
September 30, 2001
(Unaudited)

Assets
Current assets:
 Cash and cash equivalents                     $          471,219
 Accounts receivable less
    allowance for doubtful accounts of $115,022         1,881,083
 Inventory                                              2,226,501
 Other current assets                                     172,496
                                                       __________
Total current assets                                    4,751,299

Net property and equipment                                367,414
Leased equipment, net                                     355,405
Intangible assets, net                                    707,618
Other assets                                               10,603
                                                       __________
                                                $       6,192,339

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                              $       1,448,467
  Accrued payroll and related expense                     467,784
  Accrued liabilities                                     338,236
  Unearned income                                       3,090,954
  Other current liabilities                               370,300
                                                       __________
Total current liabilities				5,715,741

Note payable                                               89,482
Commitments and contingencies

Convertible preferred stock, $0.01 par value,
  1,000,000 shares authorized; 364 shares issued
  and outstanding ($364,000 aggregate
  liquidation value)                                      364,000

Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 shares
  authorized; 36,931,385 shares issued and outstanding    369,314
Additional paid-in capital                             61,752,724
Accumulated other comprehensive loss                   (1,039,919)
Accumulated deficit                                   (61,059,003)
                                                      ____________
Total stockholders' equity                                 23,116
                                                      ____________
                                                $       6,192,339


See accompanying notes.

Integrated Surgical Systems, Inc.
Consolidated Statements of Operations
(Unaudited)


                          Three months ended September 30,
                                  2001            2000
                                              (Restated)
Net sales                 $    2,734,660  $    2,400,689
Cost of sales                  1,331,882       1,229,408
                               _________       _________
                               1,402,778       1,171,281
Operating expenses:
 Selling, general and
    administrative             1,004,258       1,475,842
 Research and development        845,706         618,448
 Amortization of Intangibles     209,760         209,760
                               _________       _________
                               2,059,724       2,304,050
                               _________       _________
Operating loss                  (656,946)     (1,132,769)

Other income (expense), net      166,532        (455,993)
                               _________      ___________
Net loss before preferred
  stock accretion               (490,414)     (1,588,762)
Preferred stock accretion        (38,275)       (411,029)
                               _________      ___________
Net loss to common
 stockholders             $     (528,689) $   (1,999,791)



Basic and diluted net
 loss per common share    $        (0.01) $        (0.11)

Shares used in computing
 basic net loss per share      36,878,894      17,927,065



See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements of Operations
(Unaudited)


                           Nine months ended September 30,
                                    2001              2000
                                                   (Restated)
Net sales                     $    6,760,633   $      5,380,622
Cost of sales                      2,885,129          2,564,901
                                   _________          _________
                                   3,875,504          2,815,721
Operating expenses:
 Selling, general and
  administrative                   3,185,214          3,454,188
 Research and development          2,696,968          3,650,861
 Amortization of Intangibles         629,280            629,280
                                   _________          _________
                                   6,511,462          7,734,329
                                   _________          _________
Operating loss                    (2,635,958)        (4,918,608)

Other income (expense), net          (76,675)           299,536
                                   _________          _________
Loss before provision for
 income taxes                     (2,712,633)        (4,619,072)
Provision for income taxes                 -             15,000
                                   _________          _________
Net loss before cumulative
 effect of accounting change      (2,712,633)        (4,634,072)
Cumulative effect of accounting
 change under SAB 101                      -           (581,907)
                                   _________          _________
Net loss before preferred
 stock accretion                   (2,712,633)       (5,215,979)
Preferred stock accretion             (38,275)       (3,609,845)
                                    _________         _________
Net loss to common stockholders $  (2,750,908)   $   (8,825,824)

Basic and diluted net loss
 per common share before
 cumulative effect of
 accounting change              $       (0.08)   $        (0.49)
Cumulative effect of accounting
 change under SAB 101                       -             (0.03)
                                    __________         _________
Basic and diluted net loss
 per common share               $       (0.08)   $        (0.53)

Shares used in computing
 basic net loss per share          35,304,598        16,803,453

Pro forma amounts assuming
 the accounting change under
 SAB 101 is applied retroactively:
  Net loss to common
    stockholders                $  (2,750,908)   $    8,243,917)
  Basic and diluted net loss
    per common share            $       (0.08)   $        (0.49)



See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements Cash Flows (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents


                                 Nine months ended September 30,
                                     2001               2000
                                                      (Restated)
Cash flows from
 operating activities:
Net loss                          $(2,712,633)      $  (5,215,979)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
 Depreciation                         259,513             399,981
 Amortization of intangible assets    629,280             629,280
 Stock compensation                    58,289             236,058
 Changes in operating assets
 and liabilities:
  Accounts receivable              (1,050,108)         (1,035,444)
  Inventory                         1,758,783            (630,332)
  Other current assets                150,368            (129,810)
  Accounts payable                    362,630            (824,051)
  Accrued payroll and
   related expenses                    45,569              19,706
  Accrued liabilities                 (63,652)            106,989
  Unearned income                     649,931             285,888
  Other current liabilities          (282,560)             30,595
                                   __________          __________
Net cash used in operating
 activities                          (194,590)         (6,127,119)

Cash flows from
 investing activities:
 Principal payments received
  on sales-type lease                  58,311             221,492
 Purchases of property and equipment        -            (115,045)
                                   __________          __________
Net cash provided by investing
 activities                            58,311             106,447

Cash flows from
 financing activities:
 Payments on bank loans               (40,962)            (49,036)
 Proceeds from sale of
  preferred stock and warrants              -           4,524,506
 Proceeds from sale of common
  stock and warrants                  632,000                   -
 Proceeds from exercise of
  stock options                             -              31,501
 Redemption of preferred stock              -          (1,185,000)
                                   __________          __________
Net cash provided by
 financing activities                 591,038           3,321,971

Effect of exchange rate
 changes on cash and
 cash equivalents                    (259,862)            176,996
                                   __________          __________
Net increase (decrease) in
 cash and cash equivalents            194,897          (2,521,705)
Cash and cash equivalents at
 beginning of period                  276,322           2,918,016
                                   __________          __________
Cash and cash equivalents
 at end of period               $     471,219      $      396,311



See accompanying notes.



Integrated Surgical Systems Inc.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2001



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

Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Integrated Surgical Systems, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.

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

3.  Inventories.  At September 30, 2001, the components of inventory were:

Raw materials          $  449,914
Work-in-process           664,876
Finished goods            982,341
Deferred product
 development contract
 costs                    129,370
                        _________
                       $2,226,501


4. Stockholders' equity. On September 21, 2001, 58,183 shares of common stock, with a fair value of $3,491, were issued to employees under our 2000 Long-Term Performance Plan as part of an employee bonus for 2000 performance.

On October 25, 2001 our board of directors approved a twelve month extension of the expiration date of all of our warrants to purchase common stock outstanding on October 25, 2001. The various warrant issues, the number of warrants outstanding, the number of shares of common stock which the warrants may purchase, the exercise price and the extended expiration date are listed below:


                     Number of Number of Exercise    Extended
Warrant	             Warrants    Shares    Price  Expiration Date

IBM                  2,206,479  2,206,479  $0.0100  December 31, 2006
IPO public offering  1,567,000  6,112,552  $1.5400  November 19, 2002
IPO underwriters (1)   339,250	1,323,344  $1.5400  November 19, 2002
IPO underwriters (2)   152,500    663,384  $1.9000  November 19, 2002
Rickel & Assoc-
 iates,Inc.             25,000    105,510  $1.7800  September 4, 2003
EASDAQ underwriters    150,000    654,680  $1.9100  November 21, 2003
Series B Preferred      12,500     12,500  $2.7500  March 25, 2003
Series C Preferred       9,375      9,375  $2.1531  June 9, 2003
Series D Preferred      25,000     25,000  $3.4125  June 29, 2003
Series E Preferred      37,500     37,500  $4.3880  July 29, 2003
Series F Preferred     125,000    125,000  $2.3750  February 7, 2004
Series G Preferred      63,000     63,000  $1.8750  May 29, 2004
Series H Preferred (1) 300,000    300,000  $0.9344  August 16, 2004
Series H Preferred (2) 250,000    250,000  $1.0156  August 16, 2004
Series H Preferred (3) 100,000    100,000  $0.5000  August 16, 2004
Equity Line             35,000     35,000  $0.8590  September 14,2004
ILTAG International
 Licensing Holding
 S.A.L.	             4,000,000  4,000,000  $1.0270  December 13, 2003
                                _________
                               16,023,324


5. Net loss per share. At September 30, 2001, outstanding options to purchase 1,915,578 shares of common stock (with exercise prices ranging from $0.01 to $8.88), 9,397,604 outstanding warrants to purchase 16,023,324 shares of common stock (with exercise prices from $0.01 to $4.39), and 3,641,460 shares of common stock issuable upon conversion of Series G and H convertible preferred stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

6.  Accumulated other comprehensive loss.

         Three months ended September 30,   Nine months ended September 30,
                     2001         2000           2001           2000
                               (Restated)                     (Restated)
Net loss before
 preferred stock
 accretion       $ 490,414     $1,588,762    $2,712,633     $5,215,979

Other
 comprehensive
 loss:
Foreign currency
 translation	    87,588         24,298       503,506         77,941
                 _________      _________     _________      _________
Comprehensive
 loss            $ 578,002     $1,613,060    $3,216,139     $5,293,920



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

Results of Operations

Net revenue of $2,735,000 for the three months ended September 30, 2001 brings year-to-date 2001 revenue to $6,761,000, compared to $5,934,000 for the whole of calendar 2000. Revenue for six systems has been recognized through the third quarter of 2001 (including three in the three months ended September 30, 2001) against four systems in all of 2000.

Selling, general and administrative ("SG&A") expense at $1,004,000 for the three months ended September 30, 2001 is $470,000 lower than for the same period of 2000--the result of cost containment efforts. SG&A rose slightly ($23,000) in the third quarter against the second quarter of 2001, as travel expense associated with our marketing efforts increased. During the first five months of 2000, most European selling expenses were transferred to an exclusive distributor. However, administrative cost reductions through 2001 led to a favorable SG&A comparison to year-to-date 2000, despite this offset.

Research and development ("R&D") expenses for 2001 are lower than 2000 on a year-to-date basis due to cost-savings measures undertaken in 2000 in response to lowered sales projections. While the three months ended September 30, 2001 show a $227,000 increase in R&D expenses over the same period last year, significant resources were redirected from R&D to product development contracts in the third quarter of 2000, resulting in a decrease of approximately $492,000 in R&D expense.

Other income for the three month period ended September 30, 2001 included a transportation claim settlement of approximately $54,000. The other major component of other income, foreign currency exchange gain, was $108,000 as the dollar weakened slightly against European currencies in the third quarter in comparison to the first half of 2001. The major components of 2000 other income on a year-to-date basis were approximately $740,000 of licensing fees we received under an exclusive distribution agreement which was terminated in May 2000, offset by approximately $450,000 in foreign currency losses. There were no comparable licensing fees received in 2001, and foreign exchange losses were approximately $107,000 through the third quarter.

Liquidity

The report of our independent auditors on our 2000 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt with respect to the Company's ability to continue as a going concern. Since inception, our expenses have exceeded our revenue, and operations have been funded primarily through the sale of equity securities. We believe, however, that we have begun to generate sales at a level sufficient to ensure our survival. Although we believe that our plan will be realized, there is no assurance that this will occur. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Our cash balance at September 30, 2001 was $75,000 greater than at end of the third quarter of 2000, and has increased $195,000 from the balance at December 31, 2000 as systems sales have increased year-over-year. However, at September 30, 2001, our current liabilities exceeded our current assets, accounts payable contributed $363,000 to cash flow over the nine month period, and it has been difficult for us to meet our obligations as they become due.

Inventory provided approximately $882,000 to cash flow during the third quarter of 2001 and $1,759,000 during the nine months ended September 30, 2001, as systems were shipped from supplies already on hand. Unearned income, at $3,091,000, represented 53% of the our liabilities at June 30, 2001. Unearned income includes payments for systems sales on which revenue is not yet recognized, advance payment for service contracts which revenue is recognized ratably over the period of the contract and deposits on product development contracts. Accounts receivable have been our largest use of cash, $1,050,000, since December 31, 2000. Receivables have increased $905,000 from their second quarter 2001 level, as cash for 1.5 systems remained outstanding at the end of the quarter.

Capital Resources

On October 23, 2001 the OTC Bulletin Board began to offer quotations on our common stock. Between May 24 and October 22, 2001 quotes were available only through the pink sheets. While we believe that Bulletin Board coverage will make it easier for our shareholders to trade their common stock, our shares closed at $0.06 on October 31, making it unlikely that the equity markets will support fundraising activity at our historic level.

We have received proceeds of $742,000 through our Private Equity Line of Credit Agreement from its inception on November 2, 2000 through October 31, 2001, and through that date have $11,258,000 in additional credit on which to draw. However, the level of our current share price means that any use of the equity line of credit will cause significant dilution to our common shareholders.

Part II. Other Information
       Item 6. Exhibits and Reports of Form 8-K
(a) Exhibits
None.

(b) Reports on Form 8-K
On October 30, 2001 we filed a Form 8-K concerning the extension of the expiration date of our outstanding warrants to purchase common stock.


SIGNATURE
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTEGRATED SURGICAL SYSTEMS, INC.


By: /s/ PATRICIA  PILZ

Patricia Pilz
(Principal Financial and Accounting Officer)

Dated: November 8, 2000