Form 10KSB
period 2001-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2002-03-28
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934For the fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 1-12471


INTEGRATED SURGICAL SYSTEMS, INC.
(Name of Small Business Issuer in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)
1850 Research Park Drive, Davis, CA
(Address of Principal Executive Offices)

68-0232575
(IRS Employer Identification Number)
95616-4884
(Zip Code)

(530) 792-2600
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Each Class is Registered

Common Stock, $.01 Par Value	None
Common Stock Purchase Warrants	None

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ X ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the issuer's most recent fiscal year was $9,136,223

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 15, 2002 was $3,064,917

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
On March 15, 2002, the issuer had 38,311,464 shares of common stock, $.01 par value, outstanding.

Transitional Small business Disclosure Format:  Yes [  ]  No [X]

DOCUMENTS INDORPORATED BY REFERENCE
None.

Integrated Surgical Systems, Inc.
Form 10-KSB
For the fiscal year ended December 31, 2001


Table of Contents
                                             Page
Part I.

   Item 1. 	Description of Business         1
   Item 2. 	Description of Properties       5
   Item 3. 	Legal Proceedings               5
   Item 4. 	Submission of Matters to a
                Vote of Security Holders        5
Part II.

   Item 5. 	Market for Common Equity and
                Related Stockholder Matters     6
   Item 6. 	Management's Discussion and
                Analysis                        6
   Item 7. 	Financial Statements           15
   Item 8. 	Changes In and Disagreements
                With Accountants on Accounting
                and Financial Disclosure       15

Part III.

   Item 9. 	Directors, Executive Officers,
                Promoters and Control Persons;
                Compliance With Section 16(a)
                of the Exchange Act 	       16

   Item 10. 	Executive Compensation         17

   Item 11. 	Security Ownership of Certain
                Beneficial Owners and
                Management                     18
   Item 12. 	Certain Relationships and
                Related Transactions           19
   Item 13. 	Exhibits and Reports on
                Form 8-K                       19

Signatures                                     23


Part I

Item 1.		Description of Business

Integrated Surgical Systems, Inc. designs, manufactures, sells and services image-directed, computer-controlled robotic products for use in orthopaedic and neurosurgical procedures. We were incorporated in Delaware in 1990.

Orthopaedic Applications

Our principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), combines our ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in hip and knee replacement surgery. The surgeon uses ORTHODOC, a computer workstation with our proprietary software, for preoperative surgical planning. ORTHODOC converts a computerized tomography ("CT") scan of the patient's joint into a three-dimensional bone image. The surgeon selects prosthesis images from the ORTHODOC prosthesis library, and manipulates the three-dimensional prosthesis models against the bone image. We offer several lines of prostheses in our software library, and implant manufactures contract with us for the development of prosthesis image software. After the surgeon selects the optimal prosthesis, ORTHODOC creates a surgical plan, which is then transferred to the surgical robot. The surgical plan guides the robot as it mills the bone in the operating room. Both hip and knee replacement surgery involve removing a portion of the bone at the joint and replacing it with a prosthesis. For hip replacement surgery, the ball-end of the ball-and-socket prosthesis is attached to a pin which is inserted into a cavity made in the upper leg bone by ROBODOC. In knee replacement surgery, ROBODOC mills the leg bone ends for precise and accurate prosthesis alignment.

Neurosurgical Applications

We entered the neurosurgical equipment sector when we acquired Innovative Medical Machines International, S.A., of Lyon, France, in September 1997. This wholly owned subsidiary, now Integrated Surgical Systems, S.A., designs, manufactures, sells and services the NeuroMate(TM) System ("NeuroMate"), a computer-controlled robotic arm, head stabilizer and presurgical planning workstation.

NeuroMate's proprietary robotic arm and control system are designed to position and hold critical tools during stereotactic brain surgery precisely. The brain remains largely unexposed in stereotactic neurosurgery, and the surgeon works without requiring direct visualization of the brain itself. This minimally invasive surgery is made possible by NeuroMate's spatial coordinate system. During presurgical planning, the patient's CT, magnetic resonance or other images are correlated to the patient's physical characteristics. During surgery, the NeuroMate's robotic arm guides the surgeon, through small holes in the skull, to the pre-selected sites in the brain.

Marketing, Sales and Distribution

ROBODOC cannot be marketed in the United States until it has been cleared by the U.S. Food and Drug Administration (See "Government Regulation"). We market the ROBODOC System to orthopaedic and trauma surgeons and hospitals in Europe through direct sales and arrangements with implant manufacturers and in Japan through a Japanese distributor. NeuroMate is marketed in Europe and the U.S through direct sales and in Japan through our Japanese distributor.

We also promote our products through presentations at trade shows, through advertisements in professional journals and technical and clinical publications, and through direct mail campaigns. Presentations to potential customers focus on the clinical benefit to the patient and the potential financial and marketing benefit to hospitals and surgeons.
The ISS installed base at December 31, 2001 was:


Product                Germany         Japan          Other

ROBODOC Systems           28              8             9
NeuroMate Systems          1              3            13


Manufacturing

Our primary manufacturing process is assembly of purchased components, integration of our proprietary software, product testing, and packaging. Our manufacturing facilities are located in Davis, California and Lyon, France. We purchase substantially all of our system components from outside vendors.

The surgical component of the ROBODOC consists of a customized robot arm supplied by Sankyo Seiki of Japan, a robot base and a control cabinet. Upon delivery and assembly, robot arms are tested and devices such as the bone fixator, probes, cutter-bearing sleeves and tool guides are attached to the robot.

ORTHODOC is composed of a computer workstation and associated data peripherals incorporating our proprietary software. A computer board interface to CT or x-ray scanner input modules is added to the workstation, as is the ROBODOC transfer drive. The unit is configured for 100 to 240 AC volt operation.

NeuroMate consists of a robot arm, electronic control, and base, and is operated by our proprietary software. Audemars-Piguet supplies the customized robot arm for NeuroMate.

Surgical supplies, including sterile drapes, bone screws and cutters, are manufactured to our specification by outside vendors and are inspected upon receipt to ensure that our specifications are consistently met. We purchase these items in quantity and distribute them to our customers as needed.

Our production facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices. We are also subject to European manufacturing standards for our European sales, and have secured the required ISO-9001 registration. All products are shipped bearing the CE Mark, certifying that they meet the European Union's marketing requirement.

Research and Development

Since inception, our engineering activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating hardware and software systems to support these products. We incurred research and development expenses of approximately $3,511,000 during the year ending December 31, 2001, and $4,175,000 in the year ending December 31, 2000.

Orthopaedic applications in the research and development stage include acetabular cup planning and bone preparation for hip socket replacement surgery, and long-bone osteotomies (cuts in bone intended to reshape or realign abnormal or deformed structures).

We have received an interest-free loan from ANVAR, a French agency established to aid research and development projects. The loan provided funding for the first phase of the development of NeuroMate applications for spinal surgery.

Competition

The principal competition for ROBODOC comes from manual surgery performed by orthopaedic surgeons using surgical power tools and manual devices. These tools and devices are manufactured by major orthopaedic companies, including:
Howmedica, Inc. and Osteonics, Inc. (divisions of Stryker Corporation); Zimmer, Inc.; DePuy, Inc. (a subsidiary of Johnson & Johnson); and Biomet, Inc.

Navigational systems, offered by the major manufacturers of orthopaedic devices, are an intermediate step between free-hand and robotic surgery. Navigational systems use a tracking device affixed to the end of traditional cutting tools to assist the surgeon in visualizing bone preparation for implant placement.

The principal competition for NeuroMate comes from manufacturers of frame-based and frameless stereotactic systems, some of which are also referred to as navigators. Approximately twenty navigator models have been introduced, including those by Radionics, Sofamor Danek, and Ohio Medical Surgical Products, all located in the U.S.; Elekta, located in Sweden; and Brain Lab of Germany.

URS GmbH, a German medical robotics company, competes with us in both the orthopaedic and neurosurgery fields. URS purchased the Caspar orthopaedic robotic line from Orto Maquet after the latter ceased operation in 2001, and has developed a neurosurgery system of its own.

Warranty and Service

Our customers purchase warranty coverage (parts and labor) as well as surgical disposables through annual service and maintenance agreements.

Our technical staff trains medical professionals in the use of our products and provides field service. Technical support is also provided from our engineering department.

Patents and Proprietary Rights

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products and to maintain our competitive position.

We have been issued five U.S. patents, have four patents pending, and have filed additional patent applications covering various aspects of our technology. U.S. patents include:

  Computer aided system for revision total hip replacement surgery; Computer system and method for finish cutting bone cavities; Computer system and method for positioning a surgical robot; Computer system and method for cavity generation for surgical planning and initial placement of a bone prosthesis; and Computer system and method for performing image directed robotic orthopaedic procedures without a fiducial reference system.

Significant portions of ORTHODOC and ROBODOC software are protected by copyrights. IBM has granted us a royalty-free license for the underlying software code for ROBODOC. In addition, IBM has agreed not to assert infringement claims against us with respect to an IBM patent relating to robotic medical technology, to the extent that this technology is used in our products. We have registered the marks ROBODOC and ORTHODOC.

Government Regulation

The medical devices we manufacture and market are subject to extensive regulation by the U.S. Food and Drug Administration ("FDA") and by foreign and state governments.

Our ROBODOC and NeuroMate Systems are approved for use in Europe and carry the European Union's CE Mark. Both ORTHODOC and NeuroMate are cleared by the FDA for marketing in the United States, and NeuroMate has been approved for use by the Japanese Ministry of Health ("JMH"). While ROBODOC has not yet been approved for use by the JMH, Japanese hospitals and surgeons are able to purchase and use our systems while approval is pending. We have completed clinical trials in Japan and hope to receive a determination from the JMH in 2002. However, there can be no assurance that the determination will be favorable, or that any determination will not include unfavorable limitations or restrictions.

In December 2000, we started U.S. clinical trials designed to secure FDA clearance to market the ROBODOC System in the U.S. The trials anticipate the completion of hip replacement surgeries in 188 subjects. Upon completion of the surgeries, we will submit our application for clearance to market to the FDA.

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

Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. We are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. As is the case with other manufacturers, we are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

Although we have not been cleared to market the ROBODOC System in the U.S., we are permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries, Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa do not require FDA export approval. FDA export approval, when it is required, is granted when certain requirements are met including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

The introduction of our products in foreign markets has subjected us and will continue to subject us to foreign regulatory clearances that vary from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements.

ROBODOC satisfies international electromedical standard IEC 601-1 and the protection requirements of the Electromagnetic Compatibility Directive (89/336/EEC). We have also received ISO 9001 registration, EN 46001 certification, and ED Directive 93/42/eec Annex II, Article 3 approval. Meeting these standards and requirements, and receiving these certifications and approvals, allows us to apply the CE Mark to our products. ROBODOC and NeuroMate also satisfy the relevant provisions of the Medical Device Directive for Class IIb Medical Devices.

Product Liability

We maintain product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. We have experienced no liability claims to date.

Employees

On December 31, 2001 ISS had 59 full time employees: 26 in engineering, 12 in manufacturing, 7 in field service and 14 in sales and administration. None of our employees is covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory.

Item 2.		Description of Property

Our executive offices and principal production facilities, which comprise a total of approximately 30,500 square feet of space, are located in Davis, California. We occupy the facilities in Davis under a lease that expires in June 2005. The lease provides for rent of approximately $32,000 per month in 2002 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

We lease our European facility under a renewable operating lease with terms that include three year non-cancelable periods that expire in 2007. The lease provides for rent of approximately $6,000 per month.

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

None.

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters

(a) Our common stock and redeemable common stock purchase warrants ("warrants") are traded in the over-the-counter market and quoted on the OTC Bulletin Board. On February 14, 2001, our common stock and warrants were delisted from the Nasdaq SmallCap Market because the common stock failed to maintain a minimum bid price of $1.00 per share as required under Nasdaq rules. Our common stock and warrants were delisted by EASDAQ on March 2, 2001, and by the Pacific Exchange on April 17, 2001 for a failure to satisfy a similar minimum bid price requirement.

Set forth below are the high and low closing sale prices for the common stock and warrants for each quarter since January 1, 2000, as reported by the Nasdaq.

                              Common Stock                    Warrants
                                 (RDOC)                        (RDOCW)

Quarter ended 2001       High            Low             High             Low

March 31, 		$0.438		$0.156		$0.100		$0.001
June 30, 		$0.180		$0.085		$0.100		$0.001
September 30, 		$0.110		$0.055		$0.001		$0.001
December 31, 		$0.190		$0.040		$0.050		$0.001

Quarter ended 2000

March 31, 		$4.063		$1.656		$3.125		$0.406
June 30, 		$2.625		$1.250		$2.000		$0.500
September 30, 		$1.500		$0.469		$0.719		$0.156
December 31, 		$0.438		$0.094		$0.156		$0.001


(b) 	On December 31, 2001, there were 198 holders of record of the common stock and 6 holders of record of the warrants.

(c) 	During the fourth quarter of 2001, we issued a total of 1,375,000 shares of common stock to an accredited investor upon conversion of our preferred stock. The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Section
3(a)(9).

Item 6.		 Management's Discussion and Analysis

The following discussion and analysis relates to the consolidated operations of Integrated Surgical Systems, Inc. and should be read in conjunction with the consolidated financial statements of Integrated Surgical Systems, Inc., including the notes thereto, appearing elsewhere in this report.

Results of Operations (2001 vs. 2000)

At $9.1 million, 2001 revenue was the highest in our history with the number of units sold more than double the 2000 level and a 70% increase in systems sales and leasing revenue. While revenue increased, expenses were reduced, yielding a 2001 net loss of $3.4 million compared to a net loss of $12.5 million in 2000.

The components of revenue were:

                                      2001            2000

ROBODOC Systems (units)		        8		3
NeuroMate Systems (units)		2		1

Systems sales and leasing revenue  $5,550,000       $3,255,000
Systems parts and services sales    2,746,000	     1,872,000
Product development revenue           840,000	       807,000
                                  ____________     ____________

                                   $9,136,000       $5,934,000

We started 2000 with an exclusive European distribution agreement which was terminated in May of that year, leaving us without a European sales force. Consequently, we sold only two systems in Europe in 2000. The other systems sold in 2000 were sold in Japan. By 2001, we were rebuilding our European presence and our Japanese sales were growing. Our 47% increase in systems parts and services sales is the result of the growth of our installed base. The gross margin improvement, 57% in 2001 versus 41% in 2000, reflects increased unit production in 2001 as a relatively fixed manufacturing overhead was spread over more units than in 2000.

Selling, general and administrative expenses were lower in 2001 than 2000, the result of headcount reduction and a continuing focus on cost control. Research and development expense for 2000 included costs associated with the August 2000 launch of our knee replacement technology. These costs had no corresponding cost in 2001, resulting in a 16% decrease in research and development expense. Other expense includes $150,000 and $165,000 of foreign currency exchange losses in 2001 and 2000 respectively, primarily related to intercompany amounts owed by and to our wholly-owned subsidiaries. Other income for 2000 included approximately $740,000 of licensing fees related to the termination of our European distribution agreement.

During the fourth quarter of 2001, we discovered clerical errors which arose in 2001 relating to the elimination of certain intercompany sales by our wholly-owned French subsidiary. In 2001, we recorded a fourth quarter adjustment to reduce net revenue by approximately $516,000 and to reduce cost of revenue by an equivalent amount. This adjustment related to an equivalent amount of net revenue and cost of revenue for the first three quarters of 2001 of approximately $299,000, $150,000 and $67,000, respectively. The impact of this adjustment had no effect on previously reported gross margin, operating loss, net loss or net loss per share for our 2001 interim periods or the fourth quarter of 2001.

Cumulative Effects of a Change in Accounting Principles

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with SAB No. 101. Previously, we generally recognized revenue upon delivery of equipment to customers. The costs of installation and training were accrued in the same period revenue was recognized. Under the new accounting method adopted retroactively to January
1, 2000, we now recognize revenue upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which occurs after the completion of training and installation. Furthermore, due to business customs in Japan and our interpretation of Japanese law, all equipment sales to Japan are recognized upon customer acceptance, which occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. The cumulative effect of the change on prior years resulted in an increase in the consolidated loss of $581,907, which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease the consolidated loss before the cumulative effect of the accounting change by $581,907 ($0.03 per share). For the years ended December 31, 2001 and 2000, we recognized $0 and $1,137,907 respectively, of revenue previously deferred in connection with the cumulative effect adjustment at January 1, 2000. The effect of that revenue and related cost of revenue was to reduce the consolidated loss before the cumulative effect of the accounting change by $0 and $581,907 for the years ended December 31, 2001 and 2000, respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, we recorded a one-time, non-cash charge in the fourth quarter of 2000 to accumulated deficit of $707,131 as the cumulative effect of a change in accounting for the embedded beneficial conversion feature associated with the Series C through H Convertible Preferred Stock.

Liquidity

The reports of our independent auditors on our 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to our ability to continue operating as a going concern. We believe that we have a viable plan to address these issues and enable us to continue through the end of 2002. This plan includes increasing sales of our products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although we believe that our plan will be realized, there is no assurance that we will be successful. In the event that we are unsuccessful, it is possible that we will cease operations. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on our part to continue as a going concern.

Our expenses have always exceeded our revenue, and until 2001, this deficit has been funded through sales of equity securities (see, however, "Capital Resources"). At December 31, 2001 our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay our bills, was only .28. It has been difficult for us to meet our obligations, including payroll, as they come due, and we expect this situation to continue through 2002.

We expect to derive most of the cash required to support our operations through sales of our ROBODOC System. Inventory, $4,100,000 in 2000, was our largest source of operating cash as $1,745,000 of inventory was converted into sales. We had no sales-order backlog at December 31, 2000 and a corresponding backlog of two ROBODOC Systems sold but not delivered at December 31, 2001. Continued conversion of our inventory balance into cash is critical to our survival in 2002.

Accounts receivable provided $366,000 of operating cash in 2001 as we accelerated collection of outstanding accounts. Collection of these receivables is critical to our survival in 2002.

Increases in our accounts payable provided $450,000 in operating cash, offset by a $347,000 decrease in other liability accounts. Unearned income, representing payments for systems sales on which revenue is not yet recognized, as well as advance payment for service contracts on which revenue is recognized ratably over the period of the contract, used $273,000 of cash as fewer of our installation commitments remained unmet at December 31, 2001.

We have the following contractual obligations and commercial commitments at December 31, 2001:

                              Total    < 1 year   1-3 years  >3 years

Facility operating leases   $1,625,000  $470,000  $976,000  $179,000
Equipment operating leases      71,000    35,500    35,500
Research grant                  87,000

We will require substantial funds for further product development, future clinical trials, regulatory approvals, and the marketing of our products. Our future capital requirements will depend upon the progress of our research and development programs; the time and costs involved in securing regulatory approvals; the cost of filing, defending and enforcing our intellectual property rights; and competing technology and market developments. Future expenditures for product development and clinical trials are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

The financial statements of Integrated Surgical Systems, S.A. ("ISS-SA"), our wholly-owned French subsidiary, for the year ended December 31, 2001 have net assets of less than 50% of ISS-SA's capital stock. This equity deficit is considered to be a sign of bankruptcy under French law. Unless this situation is remedied before December 31, 2002, a third party or the French courts could petition for correction or the dissolution of ISS-SA. We plan to correct this equity deficiency by converting a portion of ISS-SA's intercompany payables into equity of ISS-SA.

Capital Resources

On March 15, 2002 there were 38.3 million shares of our common stock outstanding, trading in the over-the-counter market at $0.08 a share, giving us a market capitalization of $3.1 million. In the first quarter of 2001, our common stock and warrants were delisted by the Nasdaq because the stock did not maintain the market's minimum bid price of $1.00 per share. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in our common stock and make it more difficult for investors to sell.

We have received net proceeds of $696,000 through our equity line of credit through December 31, 2001, and through that date, have $11.3 million in additional credit on which to draw. However, the terms of the agreement provide that we may not take advantage of the line of credit if the contemplated transaction results in the investor's ownership of more than 4.9% of our common stock. At December 31, 2001, we had 38,306,385 shares of common stock outstanding. A theoretical purchase of 4.9% of our shares on that date, the maximum available under the line, would have provided net proceeds of $176,000.

Equity line of credit shares are purchased by the investor at 85% of the lowest closing bid price of our common stock measured in the period before the purchase. We anticipate that the investor will place orders to resell the shares it will purchase from us. The sale of a large number of shares may exacerbate declines or impede increases in the market price of our common stock.

In 2000, we sold approximately $4,500,000 of convertible preferred stock and warrants. Conversion of our preferred stock and the subsequent sale of our common stock to the public may result in a decrease in our common stock market price. At December 31, 2001, we had 312 shares of convertible preferred stock outstanding. Each share of preferred stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock over the five trading days preceding the date of conversion. Because there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion. These shares acquired at a 20% discount from the market price, may then be sold at market price realizing a profit on the difference.

The holders of the preferred stock could also engage in short sales of our common stock after delivering a conversion notice to us, which could contribute to a decline in the market price of the common stock and give them the opportunity to profit from that decrease by covering their short position with the converted shares acquired at a 20% discount to the prevailing market price. This activity, or the possibility of such activity, could exacerbate any decline or impede any increase in the market price of our shares.

We do not expect, therefore, that we will be able to raise significant funds through the sale of equity securities in 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue from sales of our systems upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and our interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Where our products are not covered by separate service agreements, we provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Property, plant and equipment and intangible assets are amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. We will adopt SFAS Nos. 141 and 142 on January 1, 2002. We adopted SFAS No. 141 on July 1, 2001 with no impact on our consolidated financial statements. We will adopt SFAS No. 142 on January 1, 2002, and we do not expect that the adoption will have any impact on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003, and we do not expect that the adoption will have any impact on our consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. We will adopt SFAS No. 144 effective January 1, 2002, and we do not expect that the adoption will have any impact on our consolidated financial position or results of operations.

Risk Factors and Cautionary Statement Regarding Forward-Looking Information

You are cautioned that this Form 10-KSB contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the board of directors. Our plans and results of operations will be affected by our ability to manage any growth and working capital and our ability to finance future operations, none of which is assured. In addition, the risk factors that follow may affect our actual results and may cause actual results to differ materially from those expressed in or implied by any forward-looking statement. These risk factors are not an exhaustive list. Additional factors are discussed from time to time in our filings with the Securities and Exchange Commission.

The reports of our independent auditors on our 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to our ability to continue as a going concern. We believe that we have a viable plan to address these issues and enable us to continue through the end of 2002. This plan includes increasing sales of our products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although we believe that our plan will be realized, there is no assurance that we will be successful. In the event that we are unsuccessful, it is possible that we will cease operations. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on our part to continue as a going concern.

We have never had an operating profit, nor net income and we may not achieve or maintain profitability. We have experienced significant losses since we began operations, and we will continue to incur losses until such time, if ever, as we derive significant revenue from the sale of our products.

Our future financial performance will depend almost entirely on sales of our ROBODOC System. We expect to derive most of our near-term revenue from sales of our ROBODOC System. Having recognized revenue on eight systems in 2001 and three systems in 2000, we must develop an effective sales and marketing organization and expend sufficient funds to inform potential customers of the distinctive characteristics and advantages of using our system instead of traditional surgical tools and procedures.

Because the ROBODOC System employs innovative technology rather than an improvement of existing technology, and because it represents a substantial capital expenditure, we expect to encounter resistance to change, which we must overcome if the system is to achieve significant market acceptance.

Furthermore, our ability to market the ROBODOC System in the U.S. is dependent upon clearance by the FDA. We can give you no assurance that we will receive FDA clearance, or that the ROBODOC System will achieve the market acceptance in the U.S. and foreign markets to generate sufficient revenue to secure our profitability.

We are dependent on foreign sales. Most of our sales have been to customers in Germany and Japan. Until such time, if ever, as we receive clearance from the FDA to market the ROBODOC System in the U.S., we will continue to be subject to the risks of foreign sales. These risks include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, changes in regulatory requirements, customs duties and export quotas and other trade restrictions. Any of these risks could have a material adverse effect on our business. To date, payment for substantially all systems has been fixed in U.S. dollars. However, future customers may not be willing to make payment for our products in U.S. dollars. If the U.S. dollar strengthens substantially against the foreign currency of a country in which we sell our products, the cost of purchasing our products in U.S. dollars would increase and may inhibit purchases of our products by customers in that country. We are unable to predict the nature of future changes in foreign currency markets or the effect, if any, they may have on us.

Our ability to maintain operations in foreign countries will depend on whether we can continue to comply with any minimum capitalization criteria required in such countries, and given our lack of adequate liquidity, there is no assurance that we will be able to comply with such requirements in the future. In the event that we cannot meet the minimum capital requirements to operate in foreign countries, we may be required to cease operations in those countries.

Our quarterly revenue and results of operations may fluctuate and may not be indicative of expected revenue and results of operations for the full year. The level of our revenue and results of operations fluctuate with the number of ROBODOC Systems sold. We had a sales-order backlog of two ROBODOC Systems sold but not delivered at December 31, 2001. The number and timing of the systems we sell may cause revenue and earnings swings on a quarterly basis that may not be indicative of revenue and earnings for the full year.

We may not be able to secure the regulatory approvals needed to expand the sales of our products to new foreign markets. The introduction of our products in foreign markets has subjected and will continue to subject us to foreign regulatory approvals. These approvals may be unpredictable and uncertain and may impose substantial additional costs and burdens. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on medical devices. We can give you no assurance that any of our products will receive further approvals.

We need, but have not yet secured, clearance from the FDA to market our ROBODOC System in the U.S. In December 2000, we began U.S. clinical trials designed to demonstrate that the ROBODOC System is safe and effective for its intended use as an alternative to other surgical power tools and manual devices used in hip replacement surgery. The trials anticipate the completion of hip replacement surgeries in 188 subjects performed at three or four clinical trial sites. The first site, Sutter General Hospital in Sacramento, California, performed the first surgery under study protocol in December 2000 and has performed 46 surgeries through December 31, 2001. The second site, the University of Arkansas in Little Rock, Arkansas, performed the first surgery under study protocol in October 2001 and has performed 6 surgeries through December 31, 2001.

We can provide you no assurance that, at the completion of the clinical trials, the FDA will agree that our system is safe and effective, or that if the FDA grants us clearance to market our system in the U.S. that such clearance will not include unfavorable limitations or restrictions.

Even after receipt of any FDA clearance to market, we expect that the FDA will consider any new ROBODOC surgical applications to be new indications for use, which generally require FDA clearance prior to marketing. The FDA may require additional approvals before allowing us to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in the ROBODOC System. The FDA will likely require new clinical data to support new indications and may require new clinical data for clearance of enhanced technological characteristics.

We may not be able to comply with Quality System and other FDA reporting and inspection requirements. Assuming that we secure the necessary FDA clearances for our products, in order to maintain these clearances we must, among other things, register our establishment and list our devices with the FDA and with certain state agencies, We must maintain extensive records, report any adverse experiences on the use of our products and submit to periodic inspections by the FDA and state agencies, The Food, Drug and Cosmetic Act also requires devices to be manufactured in accordance with the quality system regulation, which sets forth good manufacturing practices requirements with respect to manufacturing and quality assurance activities.

Noncompliance with FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute.

The manufacture and sale of medical products exposes us to the risk of significant damages from product liability claims. We maintain product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. Although we have not experienced any product liability claims to date, a successful claim in excess of our insurance coverage could have a materially adverse effect on our business, financial condition and results of operations.

We have produced only 49 commercial ROBODOC Systems through December 31, 2001, and we may not be able to manufacture our systems at a cost or in such quantity as will be necessary for profitable operation. We have produced only 49 commercial systems in the past six years. Manufacturers often encounter difficulties in scaling up for manufacturing new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. We can give you no assurance that production yields, costs or quality will not be adversely affected as we seek to increase production, and any such adverse effect could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our supplier of robots. Although we have multiple sources for most of the components, parts and assemblies used in our systems, we are dependent on Sankyo Seiki of Japan for the ROBODOC System robot arm, and Audemars-Piguet of Switzerland for the supply of the customized NeuroMate robot. Although we believe we can secure a robot arm for either system from other suppliers, we can give you no assurance that delays resulting from the engineering effort to adapt alternative components would not have a material adverse effect on our business, financial condition and results of operations.

We depend heavily on the principal members of our management and on our engineers. Our growth and future success will depend in large part on the continued contributions of our key technical and senior management personnel. Dr. Ramesh Trivedi, our President and Chief Executive Officer, is employed pursuant to an employment agreement terminable by us or Dr. Trivedi at any time. None of our executives or technical personnel, other than Dr. Trivedi, is employed pursuant to an employment agreement. The loss of the services of Dr. Trivedi or other senior management or key technical personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success may depend, in part, on our ability to defend our intellectual property. We have secured patent and other proprietary right protection for our technologies and we rely on trade secrets, proprietary know-how and continuing technological innovation to develop our products. Any defense of our intellectual property could be costly and require significant time and the attention of our management and technical personnel.

Purchases of our shares are subject to the SEC's penny stock rules. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in our common stock and make it more difficult for investors to sell.

Item 7.		Financial Statements

The financial statements follow Item 13 of this report.

Item 8.	Changes in and disagreements with accountants on accounting and
financial   disclosure

We did not have any changes in or disagreements with our accountants on accounting and financial disclosure.


Part III

Item  9.	Directors, Executive Officers and Control Persons;
                Compliance with Section 16(A) of the Exchange Act

Our executive officers and directors are listed below:

Name	Age	Position with the Company

Ramesh C. Trivedi	62	President, Chief Executive Officer, Director
Patricia E. Pilz	53	Chief Financial Officer
Leland Witherspoon	49	Vice President
Falah Al-Kadi		51	Chairman of the Board of Directors
Elliot J. Smith		69	Director

Ramesh C. Trivedi has been president, chief executive officer and a director of Integrated Surgical Systems since 1995. Prior to that time, Dr. Trivedi was a principal of California Biomedical Consultants, an international consulting firm, and he served as the president and chief executive officer of DigiRad Corporation, a medical imaging company. Dr. Trivedi received his Ph.D. in chemical engineering from Lehigh University, and holds an MBA from Pepperdine University.

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

Leland Witherspoon has been vice president of engineering since joining ISS in 1997. From 1992 to 1997, Mr. Witherspoon was director of product research and development for Biomedicals, Inc., a developer and manufacturer of cardiopulmonary and cardiovascular products. Prior to that time, he served in various technical and management positions for Pfizer/Shiley, Xerox Medical Systems and IBM. Mr. Witherspoon received his Bachelor of Science from Rensselaer Polytechnic Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports we received and written representations from persons concerning the necessity to file these reports, we are not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2001, except that Mr. Witherspoon did not file, in a timely manner, an initial report of beneficial ownership on Form 3 upon joining Integrated Surgical Systems, Inc. in April 1997, nor file, in a timely manner, Forms 4 and 5 reporting the grant of additional stock options since that time; Miss Pilz did not file, in a timely manner, an initial report of beneficial ownership on Form 3 upon joining Integrated Surgical Systems, Inc. in March 2001; and Mr. Al-Kadi did not file, in a timely manner, an initial report of beneficial ownership on Form 3 upon the granting of stock options in September 2002.

Item 10.	Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and each other of our executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 2001 (collectively, the "Named Executive Officers").

Summary Compensation Table

                       Annual Compensation         Long-Term
                                                  Compensation
                                                   Securities
                                  Cash             Underlying
Name               Year   Salary  Bonus  Other (1)  Options

Ramesh C. Trivedi  2001  $301,434  $0     $17,214         0
                   2000   302,215   0      29,003   240,000
                   1999   279,840 27,984   48,281     6,210

Leland Witherspoon 2001   141,335   0        0            0
                   2000   141,400   0        0       30,000
                   1999   147,413   0        0            0


(1)	Represents expense allowances paid under the terms of Dr. Trivedi's employment agreement.

Employment Agreement

Dr. Trivedi serves as the company's Chief Executive Officer and President pursuant to an employment agreement terminable at will by either party. Upon termination by Integrated Surgical Systems, Inc., other than for cause (as defined in the employment agreement), Dr. Trivedi is entitled to receive his monthly salary for a period of eighteen months following the date of termination. Dr. Trivedi's salary for 2002 is $302,215 ($25,185 per month).

Stock Options

There were no grants of stock options under any of our stock option plans to the Named Executive Officers during the fiscal year ended December 31, 2001. The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options held at December 31, 2001, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2001. The value of the unexercised, in-the-money options at December 31, 2001, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2001. The closing sale price of the common stock on December 31, 2001 was $0.115 per share.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End
                            Option Values

                 Shares Acquired
                  Upon Exercise   Number of Securities Value of Unexercised
                    of Options         Underlying          In-The-Money
                   During Fiscal   Unexercised Options      Options at
                       2001        at December 31, 2001  December 31, 2001

                           Value    Exercisable          Exercisable
Name               Number Realized            Unexercisable      Unexercisable

Ramesh C. Trivedi  None     None     571,861    175,556   $14,354(1)    $0
Leland Witherspoon None     None      52,569     22,431         0        0

(1)	Represents value of options to purchase 6,210 shares at an exercise price of $0.10 per share and 316,907 shares at an exercise price of $0.07 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock at December 31, 2001 by (i) each stockholder we know to be a beneficial owner of more than five percent of the outstanding common stock, (ii) each of our directors, (iii) each of our executive officers listed in the Summary Compensation Table and (iv) all directors and officers as a group.

                                              Amount and       Percentage of
                                               Nature of        Common Stock
                                               Beneficial       Beneficially
Name                                          Ownership (1)       Owned (2)

International Business Machines Corporation;
Old Orchard Road, Armonk, N.Y. 10504       2,248,900     (3)        5.55%

ILTAG International Licensing
Holding S.A.L.; Adnan Al Hakim Street;
Assaf Bldg.; P.O. Box 135660; Beirut,
Lebanon                                    3,461,198     (4)        8.59%

Ramesh C. Trivedi (7)                        602,807     (8)        1.55%

Leland Witherspoon (7)                        67,005    (11)           *

Falah Al-Kadi (5)                          3,486,198     (6)        8.64%

Elliot Smith (9)                           1,678,413    (10)        4.22%

All directors and officers as a group
(4 persons)                                5,834,423               13.76%

*	Less than one percent.

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on December 31, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. There were 38,306,385 shares of common stock outstanding on December 31, 2001.

(3) Includes warrants to purchase 2,206,479 shares of common stock at an exercise price of $0.01 per share, exercisable until December 31, 2006.

(4) Includes warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.027 per share, exercisable until December 13, 2003.

(5) Address is c/o Dogmoch Group of Companies, Adnan Al Hakim St., Assaf Bldg., P.O. Box 135660, Beirut, Lebanon .

(6) Includes the 3,461,198 shares and warrants owned by ILTAG, an affiliate of Dogmoch, of which Mr. Al-Kadi is Vice-Chairman, and 25,000 shares that Mr. Al-Kadi may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.06 per share.

(7) Address is c/o Integrated Surgical Systems, Inc., 1850 Research Park, Davis, California 95616.

(8) Includes 588,807 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within 60 days -- 316,907 shares at an exercise price of $0.07 per share, 107,200 shares at an exercise price of $3.00 per share, 158,490 shares at an exercise price of $1.81 per share, and 6,210 shares at an exercise price of $0.10 per share. Dr. Trivedi may acquire an additional 158,610 shares upon exercise of stock options that become exercisable over the remaining term of the options -- 12,800 shares at an exercise price of $3.00 per share and 145,810 shares at an exercise price of $1.81 per share.

(9) Address is c/o Broadband Capital, 805 Third Avenue, New York, New York
10022.

(10) Includes 55,000 shares owned by his wife, warrants to purchase an additional 1,415,413 shares, including warrants to purchase 262,207 shares owned by his wife and warrants to purchase 15,974 shares owned by a partnership of which he is the general partner, and 25,000 shares that Mr. Smith may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.06 per share. Mr. Smith disclaims beneficial ownership of the shares owned by his wife and the other partners of the partnership.

(11) Includes 55,521 shares that Mr. Witherspoon may acquire upon exercise of stock options exercisable within 60 days -- 39,896 shares at an exercise price of $3.00 per share and 15,625 shares at an exercise price of $1.81 per share. Mr. Witherspoon may acquire an additional 19,479 shares upon exercise of stock options that become exercisable over the remaining term of the options -- 5,104 shares at an exercise price of $3.00 per share and 14,375 shares at an exercise price of $1.81 per share.

Item 12.	Certain Relationships and Related Transactions

During the year ended December 31, 2001 certain of our officers, on five occasions, advanced to us, in the aggregate, $477,000 in order to permit us to meet our payroll obligations. Each of these advances was non-interest bearing and was repaid within one to five days.

At December 31, 2001, we had amounts due to our Chief Executive Officer of approximately $193,000: $50,000 of this amount related to salary deferred in the fourth quarter of 2001, included in accrued payroll and related expense, and $143,000 related to unreimbursed travel expenses, included in accounts payable.

Item 13.	Exhibits and Reports on Form 8-K
Exhibit                            Description


3.1 Form of Certificate of Incorporation of the Registrant, as amended.
3.2 By-laws of the Registrant, as amended.
3.3 Certificate of Designations for Series F Convertible Preferred Stock.(4)
3.4 Certificate of Designations for Series G Convertible Preferred Stock.(11)
3.5 Certificate of Designations for Series H Convertible Preferred Stock.(12)
4.1 Form of warrant issued to the underwriters for the Registrant's initial public offering in November 1996.(2)
4.2 Form of Warrant Agreement relating to the Registrant's Redeemable
    Common Stock Purchase Warrants.(2)
4.3 Specimen Common Stock Certificate.(2)
4.4 Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein).(2)
4.5 1998 Stock Option Plan.(5)
4.6 Employee Stock Purchase Plan.(5)
4.7 Common Stock Purchase Warrant issued by the Registrant to International Business Machines Corporation ("IBM"), dated February 6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein).(2)
4.8 Stockholders' Agreement between the Founders of the Registrant and IBM, dated February 6, 1991 as amended.(2)
4.9 Common Stock Purchase Warrant issued by the Registrant to IBM, dated December 21, 1995 (included as Exhibit I to Exhibit 10.5 herein).(2)
4.10 Series D Preferred Stock Purchase Warrant issued by the Company to IBM, dated December 21, 1995 (included as Exhibit H to Exhibit 10.5 herein).(2)
4.11 Warrant issued by the Registrant to Sutter Health, Sutter Health
    Venture Partners ("Sutter Health VP") and Keystone Financial
    Corporation ("Keystone"), dated December 21, 1995 (included as Exhibits
    K, L and M, respectively, to Exhibit 10.5 herein).(2)
4.12 Registration Rights Agreement among the Registrant, IBM, John N, Kapoor Trust ("Kapoor"), EJ Financial Investments V, L.P. ("EJ Financial"), Keystone, Sutter Health and Sutter Health VP, dated as of December 21, 1995 (included as Exhibit G to Exhibit 10.5 herein).(2)
4.13 1995 Stock Option Plan, as amended.(2)
4.14 Series D Preferred Stock Purchase Warrant issued by the Registrant to IBM, dated February 29, 1996 (together with the warrant referred to in Exhibit 4.10, the "Series D Warrants").(2)
4.15 Letter Agreement between the Registrant and IBM dated October 29, 1997, amending the Series D Preferred Stock and Warrant Purchase Agreement among the Registrant, IBM and EJ Financial, dated December 21, 1995.(6)
4.16 Form of warrant issued to CA IB Investmentbank Aktiengesellschaft and Value Management & Research GmbH. (6)
4.17 Form of warrant issued to purchasers of Series A Convertible Preferred Stock.(7)
4.18 Form of warrant issued to purchasers of Series B Convertible Preferred Stock.(8)
4.19 Form of warrant issued to purchasers of Series C Convertible Preferred Stock.(3)
4.20 Form of warrant issued to purchasers of Series D Convertible Preferred Stock.(3)
4.21 Form of warrant issued to purchasers of Series E Convertible Preferred Stock.(9)
4.22 Form of warrant issued to purchasers of Series F Convertible Preferred Stock.(4)
4.23 Form of warrant issued to purchasers of Series G Convertible Preferred Stock.(11)
4.24 Form of warrant issued to purchasers of Series H Convertible Preferred Stock.(12)
4.25 Form of Registration Rights Agreement for Series A Convertible
     Preferred Stock financing.(7)
4.26 Form of Registration Rights Agreement for Series B Convertible
     Preferred Stock financing.(8)
4.27 Form of Registration Rights Agreement for Series C Convertible
     Preferred Stock financing.(3)
4.28 Form of Registration Rights Agreement for Series D Convertible
     Preferred Stock financing.(3)
4.29 Form of Registration Rights Agreement for Series E Convertible
     Preferred Stock financing.(9)
4.30 Form of Registration Rights Agreement for Series F Convertible
     Preferred Stock financing.(4)
4.31 Form of Registration Rights Agreement for Series G Convertible
     Preferred Stock financing.(11)
4.32 Form of Registration Rights Agreement for Series H Convertible
     Preferred Stock financing.(12)
4.33 Form of warrant dated December 14, 1999 issued to ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein.(10)
4.34 Form of Registration Rights Agreement dated December 14, 1999 among the Registrant, ILTAG International Licensing Holding S.A.L., Bernd
     Herrmann and Urs Wettstein.(10)
4.35 Registration Rights Agreement for the purchasers of Stock under the Equity Line of Credit Agreement (included as Exhibit C to Exhibit 10.26).
4.36 Form of warrant issued under the Equity Line of Credit Agreement (included as Exhibit D to Exhibit 10.26).
4.37 2000 Stock Award Plan
4.38 2000 Long Term Performance Plan.
10.1 Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991.(2)
10.2 License Agreement between the Registrant and IBM, dated February 4,
     1991.(2)
10.3 Series B Preferred Stock Purchase Agreement among the Registrant,
     Sutter Health and Kapoor, dated as of April 10, 1992.(2)
10.4 Series C Preferred Stock Purchase Agreement among the Registrant,
     Sutter Health and Keystone, dated as of November 13, 1992, as amended December 13, 1995.(2)
10.5 Series D Preferred Stock and Warrant Purchase Agreement among the Registrant, IBM and EJ Financial, dated December 21, 1995.(2)
10.6 Investors Agreement among the Registrant, IBM, Wendy Shelton-Paul
     Trust, William Bargar, Brent Mittelstadt, Peter Kazanzides, Kapoor, Sutter Health, Sutter Health VP, and EJ Financial, dated as of December 21, 1995.(2)
10.7 Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995.(2)
10.8 License Agreement between the Registrant and IBM, dated February 4,
     1991.(2)
10.9 Agreement for the Purchase and Use of Sankyo Industrial Products between the Registrant and Sankyo Seiki (American) Inc. dated November
     1, 1992.(2)
10.10 Stock Purchase Agreement dated as of September 5, 1997 between the Registrant and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A.(6)
10.11 Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A.(6)
10.12 Preferred Stock Purchase Agreement for Series A Convertible Preferred Stock.(7)
10.13 Preferred Stock Purchase Agreement for Series B Convertible Preferred Stock.(8)
10.14 Preferred Stock Purchase Agreement for Series C Convertible Preferred Stock.(3)
10.15 Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock.(3)
10.16 Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock.(9)
10.17 Preferred Stock Purchase Agreement for Series F Convertible Preferred Stock.(4)
10.18 Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock.(11)
10.19 Preferred Stock Purchase Agreement for Series H Convertible Preferred Stock.(12)
10.20 Stock and Warrant Purchase Agreement dated as of October 1, 1999 among the Registrant, ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein.(10)
10.21 Distribution Agreement dated November 12, 1999 between the Registrant and Spark 1st Vision GmbH & Co. KG.(14)
10.22 Mutual Termination Agreement dated May 9, 2000 between the Registrant and Spark 1st Vision GmbH & Co. KG.(14)
10.23 Personal Undertaking dated May 30, 2000 by ILTAG International
      Licensing Holding S.A.L. towards the Registrant.(14)
10.24 Personal Undertaking dated may 21, 2000 of Urs Wettstein.(14)
10.25 Personal Undertaking dated May 16, 2000 of Bernd Herrmann.(14)
10.26 Private Equity Line of Credit Agreement dated September 15, 2000 with Triton West Group, Inc.(14)
10.27 Escrow Agreement dated September 15, 2000 for the Equity Line of Credit Agreement (included as Exhibit A to Exhibit 10.26).(14)
10.28 Letter Agreement dated October 6, 2000 amending the Private Equity Line of Credit Agreement dated September 15, 2000.(14)
23.1  Consent of Ernst & Young LLP, Independent Auditors



(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-83067), declared effective on October 14,
1999.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-30422), declared effective on February 22, 2000.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(6) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-31481), declared effective on November 14, 1997.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-66133), declared effective on January 14,
1999.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1999.
(10) Incorporated by reference to the Registrant's proxy statement dated October 5, 1999.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28,
2000.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45706), declared effective on September 28, 2000.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(14) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31,
2000.


Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.


		         By: /s/ RAMESH C. TRIVEDI
                         Ramesh C. Trivedi, President
                         (Principal Executive Officer)

                         By: /s/ PATRICIA E. PILZ
                         Patricia E. Pilz
                         (Principal Financial and Accounting Officer)
Dated: March 27, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 2002 in the capacities indicated.

		Signature and Title

/s/ RAMESH C. TRIVEDI
Ramesh C. Trivedi
Chief Executive Officer, President and a Director
(Principal Executive Officer)

/s/ PATRICIA E. PILZ
Patricia E. Pilz
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ FALAH AL-KADI
Falah Al-Kadi
Chairman of the Board

/s/ ELLIOT SMITH
Elliot Smith
Director


Integrated Surgical Systems, Inc.
Index to Consolidated Financial Statements


                                                               PAGE

Report of Ernst & Young LLP, Independent Auditors              F-2

Consolidated Balance Sheet at December 31, 2001                F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000                                     F-4

Consolidated Statements of Convertible Preferred Stock and
Stockholders' Equity (Deficit) for the years ended
December 31, 2001 and 2000                                     F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000                                     F-6

Notes to Consolidated Financial Statements                     F-7



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2001, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficit of $1,299,460 and has an accumulated deficit of $61,663,243 as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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


                                                      ERNST & YOUNG LLP
Sacramento, California
March 22, 2002



Integrated Surgical Systems, Inc.
Consolidated Balance Sheet
December 31, 2001


Assets
Current assets:
 Cash                                                  $        800,374
 Accounts receivable less
  allowance for doubtful accounts of $52,972                    582,720
 Inventory                                                    2,051,100
 Other current assets                                           227,354
                                                       ________________
Total current assets                                          3,661,548

Net property and equipment                                      246,457
Leased equipment, net                                           169,269
Intangible assets, net                                          497,858
Other assets                                                     10,222
                                                       ________________

                                                       $      4,585,354


Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable                                      $     1,740,135
 Accrued payroll and related expense                           394,125
 Accrued liabilities                                           227,605
 Unearned income                                             2,148,088
 Other current liabilities                                     451,055
                                                       _______________
Total current liabilities                                    4,961,008

Note payable                                                    87,122
Commitments and contingencies (Notes 1, 8 and 9

Convertible preferred stock, $0.01 par value,
 1,000,000 shares authorized;	312 shares
 issued and outstanding ($312,056 aggregate
 liquidation value)                                            312,056

Stockholders' equity (deficit):
 Common stock, $0.01 par value, 100,000,000
  shares authorized; 38,306,385 shares issued
  and outstanding                                              383,064
 Additional paid-in capital                                 61,793,784
 Accumulated other comprehensive loss                       (1,288,437)
 Accumulated deficit                                       (61,663,243)
                                                       _______________
Total stockholders' equity (deficit)                          (774,832)

                                                       _______________
                                                       $     4,585,354


See accompanying notes.



Integrated Surgical Systems, Inc.
Consolidated Statements of Operations

                                                  Years ended December 31,
                                                     2001           2000

Net revenue                                    $    9,136,223 $    5,934,263
Cost of revenue                                     3,897,189      3,490,748

                                               ______________ ______________

                                                    5,239,034      2,443,515

Operating expenses:
 Selling, general and administrative                4,084,897      5,564,341
 Research and development                           3,510,568      4,175,352
 Amortization of intangibles                          839,040        839,040
                                               ______________ ______________

                                                    8,434,505     10,578,733
                                               ______________ ______________
Operating loss                                     (3,195,471)    (8,135,218)

Other income (expense):
 Foreign currency exchange loss                      (149,552)      (165,169)
 Other, net                                            31,018        692,154
                                               ______________ ______________
Loss before cumulative effect of accounting
 changes                                           (3,314,005)    (7,608,233)


Cumulative effect of SAB 101 accounting
 change (Note 2)                                            -       (581,907)
Cumulative effect of EITF 00-27 accounting
 change (Note 5)                                            -       (707,131)
                                               ______________ ______________
Net loss before preferred stock accretion
 and dividend                                      (3,314,005)    (8,897,271)
Preferred stock accretion and dividend                (41,143)    (3,609,845)
                                               ______________ ______________
Net loss to common stockholders                 $  (3,355,148) $ (12,507,116)




Basic and diluted net loss per common share
 before cumulative effect of accounting
 changes                                        $       (0.09) $       (0.62)
Cumulative effect of SAB 101 accounting
 change (Note 2)                                            -          (0.03)
Cumulative effect of EITF 00-27 accounting
 change (Note 5)                                            -          (0.04)
                                               ______________ ______________
Basic and diluted net loss per common share     $       (0.09) $       (0.69)

Shares used in computing basic net loss per
 share                                             35,927,994     18,125,301



Pro forma amounts assuming the accounting
 change under SAB 101 is applied
 retroactively:
  Net loss to common stockholders               $  (3,355,148) $ (11,925,209)
 Basic and diluted net loss per common
  share                                         $       (0.09) $       (0.66)


See accompanying notes.




Integrated Surgical Systems, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

                                           Convertible Preferred Stock
                                              Additional   Preferred
                                                 Paid-in      Stock
                                Shares  Amount   Capital     Discount   Total

Balance at December 31, 1999     2,925  $ 29 $ 2,662,420 $  (19,853) $2,642,596
 Exercise of stock options
  and warrants                       -     -           -          -           -
 Stock compensation,
  non-employees                      -     -           -          -           -
 Stock compensation,
  employees                          -     -           -          -           -
 Sale of convertible preferred
  stock and warrants,
  net of offering costs          5,000    50   3,956,088          -   3,956,138
 Preferred stock discount           -      -   3,380,816 (3,380,816)          -
 Preferred stock accretion
  and dividend	                     -     -     209,176  3,400,669   3,609,845
 Conversions of preferred stock	(5,651)  (57) (8,367,535)	  -  (8,367,592)
 Redemption of Series E
  Preferred Stock               (1,185)  (11) (1,184,989)         -  (1,185,000)
 Shares issued in equity-line
  financings                         -     -           -          - 	      -
 Cumulative effect of accounting
  change under EITF 00-27            -     -     318,479          -     318,479
 Comprehensive loss:
  Net loss                           -     -           -          -           -
  Foreign currency translation
   adjustments                       -     -           -          -           -
 Comprehensive loss                  -     -           -          -           -
                                ________________________________________________
Balance at December 31, 2000     1,089    11     974,455          -     974,466
 Preferred stock accretion           -     -           -     41,143      41,143
 Conversions of preferred stock   (777)   (8)   (703,545)         -    (703,553)
 Shares issued in equity-line
  financings                         -     -           -          -           -
 Stock compensation, employees       -     -           -          -           -
 Stock compensation, non-employees   -     -           -          -           -
 Comprehensive loss:
  Net loss                           -     -           -          -           -
 Foreign currency translation
  adjustments                        -     -           -          -           -
 Comprehensive loss                  -     -           -          -           -
                                ________________________________________________

 Balance at December 31, 2001      312   $ 3 $   270,910 $   41,143   $ 312,056




                                    Stockholders' Equity (Deficit)

                                                             Additional
                                     Common Stock              Paid-in
                                   Shares      Amount          Capital

Balance at December 31, 1999    14,291,915   $ 142,919     $ 50,968,798
 Exercise of stock options
  and warrants                     164,128       1,641           30,827
 Stock compensation,
  non-employees                     49,108         491          205,036
 Stock compensation,
  employees                         22,500         225 	         40,556
 Sale of convertible preferred
  stock and warrants,
  net of offering costs             30,000         300 	        571,969
 Preferred stock discount                -           -                -
 Preferred stock accretion
  and dividend	                         -           -                -
 Conversions of preferred stock	 8,362,672      83,627 	      8,283,965
 Redemption of Series E
  Preferred Stock                        -           -                -
 Shares issued in equity-line
  financings                        287,353      2,874 	         61,126
 Cumulative effect of accounting
  change under EITF 00-27                 -          - 	        388,652
 Comprehensive loss:
  Net loss                                -          -                -
  Foreign currency translation
   adjustments                            -          -                -
 Comprehensive loss                       -          -                -
                                ________________________________________
Balance at December 31, 2000     23,207,676    232,077       60,550,929
 Preferred stock accretion                -          -                -
 Conversions of preferred stock  10,020,850    100,209 	        603,344
 Shares issued in equity-line
  financings                      4,563,027     45,630 	        586,370
 Stock compensation, employees      314,832      3,148 	         31,141
 Stock compensation, non-employees  200,000      2,000 	         22,000
 Comprehensive loss:
  Net loss                                -          -                -
 Foreign currency translation
  adjustment                              -          -                -
 Comprehensive loss                       -          -                -
                                ________________________________________
Balance at December 31, 2001     38,306,385  $ 383,064 	   $ 61,793,784



                                         Accumulated
                              Deferred      Other                      Total
                                Stock  Comprehensive Accumulated  Stockholders'
                            Compensation    Loss       Deficit  Equity (Deficit)

Balance at December 31, 1999 $ (10,513)  $(487,327)  $ (45,800,979) $ 4,812,898
 Exercise of stock options
  and warrants                       -           -               -       32,468
 Stock compensation,
  non-employees                      -           - 	         -      205,527
 Stock compensation,
  employees                     10,513           -               -       51,294
 Sale of convertible preferred
  stock and warrants,
  net of offering costs              -           -               -      572,269
 Preferred stock discount            -           -               -            -
 Preferred stock accretion
  and dividend                       -           -      (3,609,845)  (3,609,845)
 Conversions of preferred stock	     -           -               -    8,367,592
 Redemption of Series E
  Preferred Stock                    -           -               -            -
 Shares issued in equity-line
  financings                         -           -               -       64,000
 Cumulative effect of accounting
  change under EITF 00-27            -           -               -      388,652
 Comprehensive loss:
  Net loss                           -           -      (8,897,271)  (8,897,271)
  Foreign currency translation
   adjustments                       -     (49,086)	         -      (49,086)
                                                                     __________
 Comprehensive loss                  -           -               -   (8,946,357)
                                _______________________________________________
Balance at December 31, 2000         -    (536,413)	 (58,308,095) 1,938,498
 Preferred stock accretion           -           -           (41,143)   (41,143)
 Conversions of preferred stock      -           -                -     703,553
 Shares issued in equity-line
  financings                         -           -                -     632,000
 Stock compensation, employees       -           -                -      34,289
 Stock compensation, non-employees   -           -                -      24,000
 Comprehensive loss:
  Net loss                           -           -       (3,314,005) (3,314,005)
 Foreign currency translation
  adjustment                         -    (752,024)               -    (752,024)
                                                                      _________

 Comprehensive loss                  -           -                -  (4,066,029)
                                _______________________________________________
Balance at December 31, 2001    $    - $(1,288,437)   $ (61,663,243) $ (774,832)



See accompanying notes.




Integrated Surgical Systems, Inc.

Consolidated Statements of Cash Flows
Increase (Decrease) in Cash

                                               Years ended December 31,
                                                 2001             2000
Cash flows from operating activities:
Net loss                                     $(3,314,005)   $(8,897,271)
Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation                                    403,914        614,570
 Provision for losses on accounts
  receivable                                     (64,779)       127,601
 Amortization of intangible assets               839,040        839,040
 Stock compensation                               58,289        256,821
 Cumulative effect of accounting changes               -      1,289,038
 Changes in operating assets and
  liabilities:
   Accounts receivable                           365,768       (734,767)
   Inventory                                   1,745,033       (850,875)
   Other current assets                           92,312        106,808
   Accounts payable                              450,310       (552,648)
   Accrued payroll and related expenses          (23,048)        54,795
   Accrued liabilities                          (140,834)       170,831
   Unearned income                              (273,159)     1,416,952
   Other current liabilities                    (183,090)       154,091
                                               __________     __________
Net cash (used) in operating activities
                                                 (44,249)    (6,005,014)

Cash flows from investing activities:
Principal payments received on sales-type
 lease                                            58,553        430,592
Purchases of property and equipment              (17,245)      (461,175)
Proceeds from sale of property and
 equipment                                             -         56,160
                                               __________     __________
Net cash provided by investing activities         41,308         25,577


Cash flows from financing activities:
Payments on notes payable                       (248,438)             -
Payments on bank loan                            (41,336)       (62,017)
Net proceeds from issuance of note payable       200,000              -
Proceeds from sale of preferred stock and
 warrants                                              -      4,528,407
Proceeds from sale of common stock and
 warrants                                        632,000         64,000
Proceeds from exercise of stock options                -         32,468
Proceeds from officer advances                   477,000              -
Payments on officer advances                    (477,000)             -
Redemption of preferred stock                          -     (1,185,000)
                                               __________    ___________
Net cash provided by financing activities        542,226      3,377,858

Effect of exchange rate changes on cash          (15,233)       (40,115)
                                               __________    ___________
Net increase (decrease) in cash                  524,052     (2,641,694)
Cash at beginning of year                        276,322      2,918,016
                                               __________    ___________
Cash at end of year                           $  800,374     $  276,322


Supplemental disclosure of cash flow
 information:
  Cash paid for interest                      $      192     $   47,143


Supplemental disclosure of non-cash
 activity:
  Supplemental disclosure of non-cash
   financing activities:
    Preferred stock accretion and dividend    $    41,143    $3,609,845
    Conversion of preferred stock             $   703,553    $   83,627

See accompanying notes.




Integrated Surgical Systems, Inc.

Notes to Consolidated Financial Statements
December 31, 2001

1. Description of Business and Basis of Presentation

Integrated Surgical Systems, Inc. designs, manufactures, sells and services image-directed, computer-controlled robotic products for use in orthopaedic and neurosurgical procedures. We were incorporated in Delaware in 1990.

In 1997, we acquired a French company, Innovative Medical Machines International, S.A. ("ISS-SA"). ISS-SA, a wholly-owned subsidiary, manufactures and services our neurosurgical products world-wide and distributes and services our orthopaedic products in Europe.

We have recurring operating losses and an accumulated deficit of $61,663,243 at December 31, 2001. The report of independent auditors on our December 31, 2001 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a viable plan to address these issues and enable us to continue operating through the end of 2002. This plan includes increasing sales of our products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although we believe that our plan will be realized, there is no assurance that we will be successful. In the event that we are unsuccessful, it is possible that we will cease operations. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on our part to continue as a going concern.

2. Significant Accounting Policies

Revenue Recognition

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with SAB No. 101. Previously, we generally recognized revenue upon delivery of equipment to customers. The costs of installation and training were accrued in the same period revenue was recognized. Under the new accounting method adopted retroactively to January 1, 2000, we now recognize revenue upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of training and installation. Furthermore, due to business customs in Japan and our interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. The cumulative effect of the change on prior years resulted in an increase in the consolidated loss of $581,907, which is included in the consolidated statement of operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease the consolidated loss before the cumulative effect of the accounting change by $581,907
($0.03 per share). For the years ended December 31, 2001 and 2000, we recognized $0 and $1,137,907 respectively, of revenue previously deferred in connection with the cumulative effect adjustment at January 1, 2000.
The effect of that revenue and related cost of revenue was to reduce the consolidated loss before the cumulative effect of the accounting change by $0 and $581,907 for the years ended December 31, 2001 and 2000, respectively. The unaudited pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

Product development revenue is recognized when development is complete under the terms of the contract, the software has performed satisfactorily in a field test, and the customer has accepted the product. These contracts are accounted for under the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the completed contract method of accounting. Losses on contracts are accrued in the period that such losses are determined.

We recognize revenue from leasing activities in accordance with SFAS No. 13, "Accounting for Leases." Accordingly, leases that transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases.

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

We are the lessor of equipment under operating leases expiring in various years. The cost of equipment subject to these leases is recorded as leased equipment and is depreciated on a straight-line basis over the estimated service life of the equipment. Operating lease revenue is recognized as earned over the term of the underlying lease.

Consolidation

The consolidated financial statements include the accounts of Integrated Surgical Systems, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial position and results of our foreign subsidiaries are measured in euros. Balance sheet accounts are translated into dollars at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. The resulting translation adjustments are recorded in the other comprehensive income section of stockholders' equity (deficit). Our foreign currency transactions are usually recorded and settled in the same foreign currency, without foreign exchange transaction gains or losses. Foreign exchange transaction gains or losses are, however, recognized when translating inter-company receivables and payables.


Research and Development

Research and development costs are expensed as incurred. Software development costs incurred subsequent to the determination of the product's technological feasibility and prior to the product's general release to customers are not material to our financial position or results of operations, and have been charged to research and development expense in the accompanying consolidated statements of operations. The direct cost, primarily labor, of product development contracts is deferred until the development revenue is recognized.

Grants received from third parties for research and development activities are recorded as reductions of research and development expense over the term of the agreement as the related activities are conducted.

Concentration of Credit Risk

We sell our products to companies in the healthcare industry most of which are located in foreign countries. We are generally paid upon product delivery and we typically do not require collateral. We believe that adequate provision for uncollectable accounts receivable has been made in the accompanying consolidated financial statements.

We  maintain substantially all of our cash at three financial institutions.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes cash deposited in bank checking and money market fund accounts.

Fair Values of Financial Instruments

Active markets do not exist for our financial instruments (long-term lease receivables and note payable) that are subject to the fair value disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107. There are no quoted market prices for these assets and liabilities. Accordingly, we do not estimate the fair values of these financial instruments due to the limited information available and the significance of the cost to obtain independent appraisals for this purpose.

Intangible Assets

Intangible assets consist primarily of developed technology relating to the NeuroMate(R) and ROBODOC(R) systems. We believe that the developed technology is complete and has alternative future uses. Accumulated amortization of intangible assets was $3,635,840 at December 31, 2001. The estimated useful lives range from 3 to 5 years.

Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of property, furniture and equipment, and intangibles, in relation to the operating performance and expected future undiscounted cash flows of the underlying business. We adjust the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Since adoption of SFAS No. 121, no impairment losses have been recognized.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years or the lease term, whichever is shorter.

Operating Leases

We lease certain of our systems to customers under cancelable operating leases. The typical lease period is 5 years and certain of the leases contain purchase options. The cost of equipment under operating leases at December 31, 2001 was $461,931 and the related accumulated amortization thereon was $292,662.

Inventory

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the ROBODOC and NeuroMate Systems.

Inventory consisted of the following at December 31, 2001:

Raw materials             $   441,720
Work-in-process               733,336
Finished goods                722,348
Deferred product development
 contract costs               153,696
                          ___________
                           $2,051,100

Stock-Based Compensation

As permitted under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," we have elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Income Taxes

The liability method is used to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse.

Significant Relationships and Foreign Sales

Approximately 39% of our revenue was the result of sales to one Japanese customer during the year ended December 31, 2001. Approximately 10% of our 2000 revenue was the result of sales to this same Japanese customer. A significant ROBODOC System component, the custom-built robot arm, is manufactured by a single Japanese company. A French company is the sole supplier of the custom-built robot arm for the NeuroMate System. Any significant component supply delay or interruption could require us to search for new sources of supply, if available, and could have a material adverse effect on our financial condition, results of operations, or cash flows.

Foreign revenue, substantially all from Western European countries and Japan, was approximately $8,013,000 and $5,845,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. Under statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS No. 141 on July 1, 2001 with no impact on our consolidated financial statements. We will adopt SFAS No. 142 on January 1, 2002, and we do not expect that the adoption will have any impact on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003, and we do not expect that the adoption will have any impact on our consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. We will adopt SFAS No. 144 effective January 1, 2002, and we do not expect that the adoption will have any impact on our consolidated financial position or results of operations.

Reclassifications

Certain amounts reported in prior years financial statements have been reclassified to conform with the 2001 presentation.

3. Property and Equipment

Property and equipment consists of the following at December 31, 2001:

Other equipment                          $1,828,711
ROBODOC and NeuroMate System equipment      816,458
Furniture and fixtures                      313,677
Leasehold improvements                       44,354
                                         __________
                                          3,003,200
Less accumulated depreciation             2,756,743
                                         __________
                                        $   246,457

4. Note Payable

We have an interest free loan from a grant organization for the development of a new neurological system with an outstanding balance of $87,122 at December 31, 2001. In the event of failure of the project, we will have to repay approximately $36,000 of the loan. If we sell either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. The loan balance was reduced by payments of approximately $48,000 during the year ended December 31, 2001 as a result of such sales.

On May 31, 2001, we entered into a $220,000 demand note payable with a financial institution with a stated interest rate of 10% per annum in order to meet short term obligations. The note was repaid on June 8, 2001.

5. Stockholders' Equity

Common Stock

At December 31, 2001 we have reserved a total of 21,627,041 shares of common stock for future issuance pursuant to Series G & H Convertible Preferred Stock, warrants and options outstanding.

We established an Employee Stock Purchase Plan in 1998. The plan provides all eligible employees an opportunity to acquire an ownership interest in Integrated Surgical Systems, Inc. on a payroll deduction or other compensation basis at a 15% discount. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The plan covers an aggregate of 300,000 shares of our common stock. At December 31, 2001, no offerings have been made to employees.


Equity Line of Credit

In April 2000, we entered into a three year, $12,000,000 Private Equity Line of Credit Agreement ("the Line") with Triton West Group, Inc. ("Triton"). Under the terms of the agreement, we may sell shares of common stock to Triton at a price equal to 85% of the lowest bid price during the nine trading days commencing two trading days prior to the delivery of a put notice to Triton. The number and dollar amount of shares that may be purchased on each closing date is based upon a formula that varies with the market price and trading volume of the common stock. Activity under the Line from its inception through December 31, 2001 was:


Date of Put             Shares Issued        Net Proceeds

November 2, 2000           287,353            $   64,000
January 22, 2001           806,723               143,000
January 23, 2001         1,344,538               243,000
February 9, 2001           882,353               143,000
March 30, 2001             745,099                50,000
April 19, 2001             784,314                53,000

Warrants

The following table summarizes information about warrants outstanding at December 31, 2001 and 2000:

                                                     Outstanding at
                          Issue           Exercise     December 31,
   Warrants issued         Year   Issued    Range    2001       2000

Pursuant to stock purchase
 agreement (2)             1997  2,274,066  $0.01  2,206,479  2,206,479
As units in our initial
 public offering (2)       1996  1,567,000  $6.00  1,567,000  1,567,000
To public offering
 underwriters (2)          1996    491,750  $6.00-   491,750    491,750
                                            $8.25
To acquisition consultants
 (2),(3)                   1997     75,000  $2.00-    75,000     75,000
                                            $7.50
To public offering
 underwriters (2)          1997    150,000  $8.34    150,000    150,000
With Series A preferred
 stock (1)                 1998     44,000  $2.00          -     44,000
With Series B preferred
 stock (1)                 1999     12,500  $2.75     12,500     12,500
With Series C preferred
 stock (1)                 1999      9,375  $2.15      9,375      9,375
With Series D preferred
 stock (1)                 1999     25,000  $3.41     25,000     25,000
With Series E preferred
 stock (1)                 1999     37,500$  4.39     37,500     37,500
With Series F preferred
 stock (1)                 2000    125,000  $2.38    125,000    125,000
With Series G preferred
 stock (1)                 2000     63,000  $1.88     63,000     63,000
With Series H preferred
 stock (1)                 2000    650,000  $0.50-   650,000    650,000
                                            $1.02
Pursuant to stock purchase
 agreement                 1999 11,700,000  $1.03  4,000,000  4,000,000
In connection with equity
 financing (4)             2000     35,000  $0.86     35,000     35,000
                                __________         ____________________
                                17,259,191         9,447,604  9,491,604


Unless otherwise stated in (1) below, the warrants are exercisable when granted and expire between 2002 and 2006.
_____________________________________
(1) Warrants are exercisable when vested, generally within one year of issue.
(2) Number of common shares and exercise price are subject to dilution adjustment.
(3) Aggregate estimated fair value of $93,885.
(4) Aggregate estimated fair value of $14,350.

Preferred Stock

Our Articles of Incorporation authorize 1,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any vote or action by our stockholders.

Convertible Preferred Stock

Our convertible preferred stock is classified as mezzanine financing, outside of permanent equity, due to its liquidation rights upon a change in control, as this condition is not solely within our control. Given the liquidation rights of our convertible preferred stock, these securities have been accounted for as if they were redeemable preferred stock. As such, the redemption value of the convertible preferred stock is its liquidation preference, and the carrying value of the convertible preferred stock is adjusted to its redemption amount at each balance sheet date through corresponding debits and credits to accumulated deficit and convertible preferred stock respectively.

Since September 1998, we have received aggregate net proceeds of $14,084,995 from the sale of eight series of convertible preferred stock. Information concerning these convertible preferred stock financings is set forth below:

                           Shares           Net
Series    Date of Sale      Sold         Proceeds

A      September 10, 1998   3,520      $  3,300,447
B          March 26, 1999   1,000           916,918
C           June 10, 1999     750           658,190
D           June 30, 1999   2,000         1,861,549
E           July 30, 1999   3,000         2,819,484
F        February 8, 2000   2,000         1,850,861
G            May 30, 2000   1,800         1,610,555
H         August 17, 2000   1,200         1,066,991

Each series of convertible preferred stock has a stated value of $1,000 per share and is convertible into common stock at conversion prices equal to 80% or 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion subject to a maximum conversion price. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price. At December 31, 2001, 250 shares of Series G convertible preferred stock and 62 shares of Series H convertible preferred stock were outstanding. No other shares of preferred stock were outstanding. The number of shares of common stock issued upon conversion and the average actual conversion price for each series of convertible preferred stock converted into shares of common stock at December 31, 2001 was as follows:

Series    Common Shares   Price

A           2,867,135     $2.23
B             459,831     $2.17
C             563,497     $1.33
D           1,605,203     $1.25
E           1,490,101     $1.22
F           2,143,242     $0.93
G           6,998,858     $0.22
H           7,843,902     $0.15

The value assigned to the beneficial conversion feature is based upon the difference between the maximum conversion price and the quoted market price of our common stock on the date the convertible preferred stock was sold (the "Discount"). The Discount has been accreted using the straight-line method over the conversion period. The following table sets forth the value assigned to the beneficial conversion feature and its accretion for each series of convertible preferred stock.

Series  Value    2001 Accretion    2000 Accretion
A      $616,000    $      -         $        -
B       176,471           -                  -
C       143,793           -                  -
D       352,941           -                  -
E       529,559           -             19,853
F     2,652,140           -          2,652,140
G       428,529       8,229            428,529
H       300,147      32,914            300,147
     __________  ________________________________
     $5,199,580   $  41,143         $3,400,669

No series of convertible preferred stock entitles holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

In February 2000 we redeemed, for cash, 1,185 outstanding shares of Series E convertible preferred stock for a total redemption price of $1,185,000, or $1,000 per share, the stated value of a share of Series E convertible preferred stock. The excess of the fair value of the consideration over the related carrying amount of the convertible preferred stock was $209,176 and was added to the net loss for 2000 to arrive at net loss to common stockholders for 2000.

On November 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." EITF 00-27 requires that any beneficial conversion feature associated with a convertible instrument be calculated using the intrinsic value of a conversion option after first allocating the proceeds received to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants). As a result of adopting EITF 00-27, we recorded a one-time, non-cash charge in the fourth quarter of 2000 to accumulated deficit of $707,131 as the cumulative effect of a change in accounting for the embedded beneficial conversion feature associated with the Series C through H Convertible Preferred Stock, of which $318,479 related to Series G and H convertible preferred stock which remained outstanding at December 31, 2001.

Stock Option and Long-Term Performance Plans

We have elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

We have established various stock option plans in which our officers, employees, directors, and consultants may participate. Options granted under the plans may be incentive stock options or non-statutory stock options and generally have a term of ten years from the date of the grant. The exercise price of incentive stock options granted under the plans may not be less than 100% of the fair market value of our common stock on the date of the grant. The exercise price of non-statutory stock options granted under the plans may not be less than 85% of the fair market value of our common stock on the date of the grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of our stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

In 2000 we established a long-term performance plan, the 2000 Long-Term Performance Plan (the "2000 Plan"). The 2000 Plan provides for stock awards of up to 1,000,000 shares. The 2000 Plan permits the grant of any form of award, including, but not limited to stock options, stock appreciation rights, stock, and cash awards, whether granted singly, in combination or in tandem. Stock options are granted at an exercise price of not less than 100% of fair market value (as defined in the 2000 Plan) on the date of grant and it is expected that options and stock appreciation rights, will typically be granted for periods of 10 years or less. The 2000 Plan also permits the grant of other awards in stock or denominated in units of stock, which may be subject to restrictions or transfer and/or forfeiture provisions.

We also have a 2000 Stock Award Program under which up to 500,000 shares of common stock may be granted to employees and consultants, but not our officers and directors. 1,703,017 shares of our common stock have been reserved at December 31, 2001, for issuance under the stock option plans, the 2000 Plan and the 2000 Stock Award program.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 3.0% and 5.0%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 1.010 and 0.995; and an expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

Pro forma information:

                                         December 31,
                                      2001          2000

Pro forma net loss                $(3,722,711) $(12,923,286)
Pro forma basic net loss per
 share                               ($0.10)       ($0.71)

The following table summarizes activity under the plans for the years ended December 31, 2001 and 2000:

                                                 Weighted
                                        Number    Average
                                      of Shares  Exercise Price

Outstanding at December 31, 1999
 (at $.07 to $8.63 per share)          1,369,344    $2.01
Granted (at $1.00 to $3.44 per share)    744,000    $1.86
Cancelled (at $1.50 to $8.56 per share) (220,000)   $3.50
Exercised (at $0.07 to $1.65 per share) (121,707)   $0.27
                                       __________
Outstanding at December 31, 2000
 (at $.07 to $8.63 per share)          1,771,637    $1.89
Granted (at $0.06 to $0.19 per share)    315,700    $0.07
Cancelled (at $0.06 to $6.13 per share) (384,320)   $2.02
Exercised                                      -        -
                                       __________
Outstanding at December 31, 2001
(at $.06 to $8.63 per share)           1,703,017    $1.52

The weighted average exercise price of options granted in 2001 and 2000 with option prices equal to the fair market value of our stock on the grant date was $0.07 and $1.86, respectively. The weighted average grant date fair value of these options was $0.05 in 2001 and $1.31 in 2000. No options with option prices less than the fair market value of our stock on the date of grant were granted to employees in 2001 or 2000.

The following table summarizes information related to options outstanding and options exercisable at December 31, 2001:
                                   Weighted
                    Weighted        Average              Weighted
                     Average       Remaining              Average
Exercise    Options Exercise      Contractual   Options  Exercise
Price    Outstanding  Price    Life (in Years) Exercisable Price

$0.00-$ .99  738,240  $0.07         6.4         484,540  $0.07
 1.00- 1.99  539,500  $1.81         8.1         258,940  $1.81
 2.00- 2.99   30,000  $2.75         7.7          16,458  $2.81
 3.00- 3.99  308,000  $3.10         6.8         251,828  $3.09
 4.00- 4.99   15,000  $4.88         6.3          13,750  $4.88
 5.00- 6.99   43,277  $5.28         4.9          43,090  $5.28
 7.00- 8.63   29,000  $7.88         5.7          29,000  $7.88
             _______                            _______
           1,703,017  $1.52         7.0       1,097,606  $1.68

6. Income Taxes

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of our deferred taxes as of December 31, 2001 and 2000 are as follows:

                                         2001                2000

Deferred tax assets:
 Net operating loss carryover       $10,098,000            $8,072,000
 Research and development credit      1,792,000             1,399,000
 Research and development               465,000               511,000
 Accrued product retrofit costs          83,000                83,000
 Inventory                              159,000               356,000
 Depreciation                           346,000               354,000
 Stock compensation                     289,000               289,000
 Loss on investment                     126,000               127,000
 Deferred income                        661,000               681,000
 Other                                  196,000               163,000
                                    ___________            __________

                                     14,215,000            12,035,000
Less valuation allowance            (14,215,000)          (12,035,000)
                                    ___________            __________
Net deferred taxes                 $          -           $         -

We expect the carryforward amounts will not be used prior to the expiration of the carryforward periods. The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate as of December 31, 2001 and 2000 are as follows:

                                       2001                 2000

Federal benefit expected at
 statutory rates                   $(1,136,054)         $(2,586,799)
Domestic net operating loss with
 no current benefit                  1,524,624            2,208,715
Net effect of foreign operations      (393,468)             369,811
Other taxes                                  -                    -
Other non-deductible items               4,898                8,273
                                   ___________          ___________
                                   $         -          $         -

As a result of stock sales, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, our federal and state net operating loss carryforwards will be subject to a total annual limitation in the amount of approximately $400,000. Subsequent to this change of ownership an additional change in ownership may have occurred. As a result, the net operating loss carryforwards may be further limited.

We had at December 31, 2001 a net operating loss carryover of approximately $35,085,000 for federal income tax purposes which expires between 2005 and 2021, a net operating loss carryforward of approximately $7,741,000 for state income tax purposes which expires through 2006, and a net operating loss carryforward of approximately $1,218,000, which is net of the current year utilization of approximately $444,000, for foreign income tax purposes of which approximately $236,000 expires between 2001 and 2005. We had at December 31, 2001 research and development credit carryovers of approximately $1,022,000 and $1,166,000 for federal and state income tax purposes, respectively.

We paid $800 for income and franchise taxes during each of the two years ended December 31, 2001 and 2000. The valuation allowance increased by $2,180,000 in 2001 and $563,000 in 2000.

7. Net Loss Per Share Information

At December 31, 2001, outstanding options to purchase 1,703,017 shares of common stock (with exercise prices ranging from $0.06 to $8.63), 9,447,604 outstanding warrants to purchase 16,023,324 shares of common stock (with exercise prices from $0.01 to $8.34), and 3,900,700 shares of common stock issuable upon conversion of Series G and H Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

8. Commitments

We lease our U.S. facility under a non-cancelable operating lease expiring in June 2005. The lease provided for rent of approximately $32,000 per month during 2001 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year. We lease our European facility under a renewable operating lease with terms that include three year non-cancelable periods that expire in 2007. The lease provides for rent of approximately $6,000 per month.

Future payments under non-cancelable facility operating leases are approximately as follows:

2002    $469,950
2003     485,303
2004     491,124
2005     178,357
2006          -
        ________
      $1,624,734

Aggregate rental expense under these leases amounted to $456,000 and $440,000 during the years ended December 31, 2001 and 2000, respectively.

Future minimum payments under non-cancelable equipment operating leases are approximately as follows:

2002    $35,438
2003     35,438
2004          -
2005          -
2006          -
        _______
        $70,876

Rental expense associated with these leases during the years ended December 31, 2001 and 2000 was approximately $35,000 and $11,000 respectively.

9. Contingencies

We have from time to time been notified of various claims incidental to our business that are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, we believe that the final outcome of all such matters will not have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

10. Distribution Agreement Settlement

In May 2000, we terminated our distribution agreement with the German corporation Spark 1st Vision GmbH & Co. KG. On termination, we received payment of approximately $928,000 consisting of pro rata licensing fees of $740,000, which are included in other income in 2000, and reimbursed selling expenses of $188,000, which are offset against 2000 selling, general and administrative expenses.


12. Related Party Transactions

During the year ended December 31, 2001 certain of our officers, on five occasions, advanced to us, in the aggregate, $477,000 in order for us to meet our payroll obligations. Each of these advances was non-interest bearing and was repaid within one to five days.

At December 31, 2001, we had amounts due to our Chief Executive Officer of approximately $193,000: $50,000 of this amount related to salary deferred in the fourth quarter of 2001, included in accrued payroll and related expense, and $143,000 related to unreimbursed travel expenses, included in accounts payable.

13. Unaudited Interim Financial Information

During the fourth quarter of 2001, we discovered clerical errors which arose in 2001 relating to the elimination of certain intercompany sales by our wholly-owned French subsidiary. In 2001, we recorded a fourth quarter adjustment to reduce net revenue by approximately $516,000 and to reduce cost of revenue by an equivalent amount. This adjustment related to an equivalent amount of net revenue and cost of revenue for the first three quarters of 2001 of approximately $299,000, $150,000 and $67,000, respectively. The impact of this adjustment had no effect on previously reported gross margin, operating loss, net loss or net loss per share for our 2001 interim periods or the fourth quarter of 2001.