Form 10QSB
period 2002-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2002-05-09
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2002


Commission file number 1-12471


INTEGRATED SURGICAL SYSTEMS, INC.
(Name of Small Business Issuer in its Charter)

Delaware
(State of incorporation)

68-0232575
(IRS Employer Identification Number)

1850 Research Park Drive,
Davis, CA
(Address of principal executive offices)

95616-4884
(Zip Code)

(530) 792-2600
(Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of Each Exchange on which registered

Common Stock, $.01 Par Value              None
Common Stock Purchase Warrants            None

Securities registered pursuant to Section 12(g) of the Act: None


On May 1, 2002 the issuer had 38,311,464 shares of common stock, $.01 par value, outstanding.



Integrated Surgical Systems, Inc.
Form 10-QSB
For the quarter ended March 31, 2002


Table of Contents

                                                    Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)              2

Consolidated Balance Sheet at March 31, 2002          2

Consolidated Statements of Operations for the
 three months ended March 31, 2002 and 2001           3

Consolidated Statements of Cash Flows for the
 three months ended March 31, 2002 and 2001           4

Notes to Consolidated Financial Statements            5

Item 2. Management's Discussion and Analysis          6

Part II. Other Information

Item 5. Other Information                             7

Item 6. Exhibits and Reports on Form 8-K              8

Signature                                             8



Part I.	Financial Information
Item 1.	Financial Statements (unaudited)


Integrated Surgical Systems, Inc.
Consolidated Balance Sheet
March 31, 2002
(Unaudited)


Assets
Current assets:
 Cash                                       $    216,861
 Accounts receivable less allowance
  for doubtful accounts of $60,000             1,121,328
 Inventory                                     1,883,694
 Other current assets                            308,137
                                            ____________
Total current assets                           3,530,020

Net property and equipment                       347,611
Leased equipment, net                            136,095
Intangible assets, net                           288,098
Other assets                                      10,231
                                            ____________
                                            $  4,312,055


Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable                           $  1,693,063
 Accrued payroll and related expense             398,184
 Accrued liabilities                             164,555
 Unearned income                               3,125,583
 Other current liabilities                       413,194
                                            ____________
Total current liabilities                      5,794,579

Note payable                                      85,588
Commitments and contingencies

Convertible preferred stock,
 $0.01 par value, 1,000,000 shares authorized;
  312 shares issued and outstanding
  ($312,056 aggregate liquidation value)         312,056

Stockholders' equity (deficit):
 Common stock, $0.01 par value,
  100,000,000 shares authorized;
  38,311,464 shares issued and outstanding       383,115
 Additional paid-in capital                   61,794,241
 Accumulated other comprehensive loss         (1,130,310)
 Accumulated deficit                         (62,927,214)
                                             ___________
Total stockholders' equity (deficit)          (1,880,168)

                                              $4,312,055


See accompanying notes.



Integrated Surgical Systems, Inc.
Consolidated Statements of Operations
(Unaudited)


                                   Three months ended March 31,
                                        2002              2001
Net revenue                       $    908,735       $  1,635,541
Cost of revenue	                       388,615            479,506
                                  ____________       ____________
                                       520,120          1,156,035
Operating expenses:
 Selling, general and administrative   845,685          1,199,778
 Research and development              705,805            863,765
 Amortization of intangibles           209,760            209,760
                                  ____________        ____________
                                     1,761,250           2,273,303

Operating loss                      (1,241,130)         (1,117,268)

Other income (expense), net:           (22,841)           (182,575)

                                   ___________         ___________
Net loss                           $(1,263,971)        $(1,299,843)


Basic and diluted net loss
 per common share                  $     (0.03)        $     (0.04)

Shares used in computing
 basic net loss per share            38,309,715          32,693,155


See accompanying notes.


Integrated Surgical Systems, Inc.
Consolidated Statements Cash Flows (Unaudited)
Increase (Decrease) in Cash

                                    Three months ended March 31,
                                       2002                  2001
Cash flows from operating activities:
Net loss                           $(1,263,971)           $(1,299,843)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation                          225,494                133,725
 Amortization of intangible assets     209,760                227,264
 Stock compensation                        508                      -
 Changes in operating assets and liabilities:
  Accounts receivable                 (547,981)              (370,807)
  Inventory                              7,912                603,807
  Other current assets                 (83,187)                37,889
  Accounts payable                     (41,129)               166,176
  Accrued payroll and
   related expenses                      7,540                (50,143)
  Accrued liabilities                  (63,050)              (143,607)
  Unearned income                      986,140                236,030
 Other current liabilities             (36,373)               (79,438)
                                   ____________           ____________
Net cash (used) in operating
 activities                           (598,337)              (538,947)

Cash flows from investing activities:
Principal payments received on
 sales-type lease                            -                 22,552
Purchases of property and equipment     (3,081)                     -
                                   ____________           ____________
Net cash provided by investing
 activities                             (3,081)                22,552

Cash flows from financing activities:
Payments on bank loan                        -                (76,994)
Proceeds from sale of common stock
 and warrants                                -                529,000
Proceeds from officer advances          22,500                      -
Payments on officer advances           (22,500)                     -
                                   ____________           ____________
Net cash provided by financing
 activities                                  -                452,006

Effect of exchange rate changes
 on cash                                17,905                (80,877)
                                   ____________           ____________
Net increase (decrease) in cash       (583,513)              (145,266)
Cash at beginning of period            800,374                276,322

Cash at end of period              $   216,861            $   131,056


See accompanying notes.




Integrated Surgical Systems Inc.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2002


1. Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

As discussed in Item 5. below, our cash position has deteriorated subsequent to March 31, 2002 and as of May 8, 2002 we had not yet identified sources of sufficient cash to assure our continuing operations.

The reports of our independent auditors on our 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to our ability to continue operating as a going concern. Our plan to address this issue--increasing sales of our products in existing markets, increasing sales of system upgrades and reducing operating expenses--can only be realized to the extent that we generate sufficient cashflow to meet our obligations. In the event that we are unsuccessful, it is possible that we will cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on our part to continue as a going concern.

Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Integrated Surgical Systems, Inc. annual report on Form 10-KSB for the year ended December 31, 2001.

2.  Inventories.  At March 31, 2002, the components of inventory were:


Raw materials                                  $  320,302
Work-in-process                                   633,022
Finished goods                                    746,458
Deferred product development
 contract costs                                   183,912
                                               __________
                                               $1,883,694


3. Stockholders' equity. On January 31, 2002, 5,079 shares of common stock, with a fair value of $507.90, were issued to a consultant for employee recruiting services under our 2000 Stock Award Plan.

4. Net loss per share. At March 31, 2002, outstanding options to purchase 1,655,517 shares of common stock (with exercise prices ranging from $0.06 to $8.63), 9,447,604 outstanding warrants to purchase 16,023,324 shares of common stock (with exercise prices from $0.01 to $8.34), and 3,900,700 shares of common stock issuable upon conversion of Series G and H convertible preferred stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

5.  Accumulated other comprehensive loss.

                               Three months ended March 31,
                               2002                  2001

Net loss                       $(1,263,971)       $(1,299,843)
Other comprehensive loss:
 Foreign currency translation      158,127           (337,772)
                               ____________       ____________
Comprehensive loss             $(1,105,844)       $(1,637,615)


6. Recent accounting pronouncements.

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. The adoption of SFAS No. 142 on January 1, 2002 had no impact on our consolidated financial position or results of operations.

We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of SFAS No. 144 on January 1, 2002 had no impact on our consolidated financial position or results of operations.

	Item 2.	Management's Discussion and Analysis

Results of Operations

Net revenue of $909,000 for the three months ended March 31, 2002 was 44% lower than the level achieved in the same period of 2001. Revenue from the sale of one system was recognized during the first quarter of 2002, versus no recognized systems sales in the comparable period of 2001. However, revenue for the first quarter of 2001 included approximately $354,000 from implant library development contracts for which no revenue was recognized for the first quarter of 2002. The first quarter of 2001 also included more sales of systems parts and upgrades than the first quarter of 2002.

Revenue has not been recognized for two additional systems sold during the first quarter of 2002, for which installation and training was not yet complete.

Our gross margin was 57% for both the year ended December 31, 2001 and the three months ended March 31, 2002. The 71% gross margin of the first quarter of 2001 was due to the relatively higher margin upgrades and services sold during that period.

Selling, general and administrative expenses and research and development expenses were 30% and 18% lower respectively, for the three months ended March 31, 2002 than for the comparable period of 2001 due to headcount reduction and continuing cost containment measures.

Other expenses decreased approximately $160,000 for the three months ended March 31, 2002 over the same period in 2001, primarily due to a decrease in our currency exchange loss (from $167,000 in 2001 to $21,000 in 2002) as the intercompany balances which give rise to the losses were reduced.

Liquidity and Capital Resources

As discussed in Item 5. below, our cash position has deteriorated subsequent to March 31, 2002 and as of May 8, 2002 we had not yet identified sources of sufficient cash to assure our continuing operations.

The reports of our independent auditors on our 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to our ability to continue operating as a going concern. Our plan to address this issue--increasing sales of our products in existing markets, increasing sales of system upgrades and reducing operating expenses--can only be realized to the extent that we generate sufficient cashflow to meet our obligations. In the event that we are unsuccessful, it is possible that we will cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on our part to continue as a going concern.

At March 31, 2002 our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay our bills, was only .23. It has been difficult for us to meet our obligations, including payroll, as they come due, and we expect this situation to continue through 2002. In February 2002, one of our officers advanced us $22,500 in order for us to meet our payroll obligations. The advance was non-interest-bearing and was repaid in five days. See Item 5. below for additional information.

Unearned income, payments for systems sales on which revenue is not yet recognized, as well as advance payment for service contracts which revenue is recognized ratably over the period of the contract, was our largest source of cash for the three month period ended March 31, 2002 and represents 53% of our liabilities at March 31, 2002. Our largest use of cash, a $548,000 increase in accounts receivable, represents the balance due on one of the systems shipped during the first quarter for which revenue has not yet been recognized.

On April 1, 2002 there were 38.3 million shares of our common stock outstanding, trading in the over-the-counter market at $0.07 per share, giving us a market capitalization of $2.7 million. It is not likely, therefore, that we will be able to raise significant funds in the equity markets.

For further information, refer to our Management's Discussion and Analysis included in our annual report on Form 10-KSB for the year ended December 31, 2001.

Part II. Other Information

Item 5.  Other Information

We met our payroll obligation for the semi-monthly period ended April 30, 2002 with the assistance of an officer's advance of $70,000 and the agreement of our officers and certain of our other employees to a deferral of the amounts then owed. At May 8, 2002, we had less than $20,000 in cash, the officer's advance had not been repaid nor had we been able to settle the deferred salaries. As of May 8, 2002, we had not yet identified guaranteed sources of sufficient cash to meet our May 15, 2002 payroll.

We are working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerated payment terms of other contracts, additional salary deferrals from our employees and new equity investment. However, we can offer no assurance that we will be successful in our attempts to strengthen our cash flows. Unless we are able to secure sufficient funds on a timely basis to satisfy our short-term operating requirements, we may have to cease operations or file for bankruptcy.


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

Dated: May 8, 2002