Form 10QSB
period 2002-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2002-08-14
CIK 894871

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-QSB

             [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                         Commission file number 1-12471



                        INTEGRATED SURGICAL SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)



                Delaware                              68-0232575
       (State of incorporation)          (IRS Employer Identification Number)

  1850 Research Park Drive, Davis, CA                 95616-4884
(Address of principal executive offices)              (Zip Code)

                                 (530) 792-2600
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___

On August 1, 2002 the issuer had 38,825,469 shares of common stock, $.01 par value, outstanding.

================================================================================

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                       For the quarter ended June 30, 2002

                                Table of Contents



                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)                            2

                  Consolidated Balance Sheet at June 30, 2002                 2

                  Consolidated Statements of Operations for the
                  three months ended June 30, 2002 and 2001                   3

                  Consolidated Statements of Operations for the
                  six months ended June 30, 2002 and 2001                     4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001                     5

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis                        7

Part II. Other Information

         Item 5.  Other Information                                          10

         Item 6.  Exhibits and Reports on Form 8-K                           10

Signature                                                                    10


Part I. Financial Information

     Item 1. Financial Statements (unaudited)


                              Integrated Surgical Systems, Inc.
                                 Consolidated Balance Sheet
                                        June 30, 2002
                                         (Unaudited)

Assets
Current assets:
     Cash                                                                       $    146,503
     Accounts receivable less allowance for doubtful accounts of $109,747          1,451,102
     Inventory                                                                     2,111,408
     Other current assets                                                            254,843
                                                                                ------------
Total current assets                                                               3,963,856

Net property and equipment                                                           374,924
Leased equipment, net                                                                222,563
Intangible assets, net                                                                78,338
Other assets                                                                          10,176
                                                                                ------------
                                                                                $  4,649,857
                                                                                ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  2,153,025
     Accrued payroll and related expense                                             677,780
     Accrued liabilities                                                             160,875
     Unearned income                                                               3,884,503
     Other current liabilities                                                       428,391
                                                                                ------------
Total current liabilities                                                          7,304,574

Note payable                                                                          97,577
Commitments and contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     312 shares issued and outstanding ($312,056 aggregate liquidation value)        312,056

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         38,311,464 shares issued and outstanding                                    383,115
     Additional paid-in capital                                                   61,794,241
     Accumulated other comprehensive loss                                         (1,167,791)
     Accumulated deficit                                                         (64,073,915)
                                                                                ------------
Total stockholders' deficit                                                       (3,064,350)
                                                                                ------------
                                                                                $  4,649,857
                                                                                ============


See accompanying notes.



                        Integrated Surgical Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three months ended June 30,
                                                    ----------------------------
                                                        2002            2001
                                                                     (Restated)
                                                    ------------    ------------
Net revenue                                         $    791,824    $  2,240,432
Cost of revenue                                          337,235         923,741
                                                    ------------    ------------
                                                         454,589       1,316,691
Operating expenses:
     Selling, general and administrative                 829,732         981,178
     Research and development                            744,214         987,497
     Amortization of intangibles                         209,760         209,760
                                                    ------------    ------------
                                                       1,783,706       2,178,435
                                                    ------------    ------------
Operating loss                                        (1,329,117)       (861,744)

Other income (expense), net:                             182,416         (60,632)
                                                    ------------    ------------
Net loss                                            $ (1,146,701)   $   (922,376)
                                                    ============    ============


Basic and diluted net loss per common share         $      (0.03)   $      (0.03)
                                                    ============    ============
Shares used in computing basic net loss per share     38,311,464      36,295,748
                                                    ============    ============


See accompanying notes.



                        Integrated Surgical Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     Six months ended June 30,
                                                    ----------------------------
                                                        2002            2001
                                                                     (Restated)
                                                    ------------    ------------
Net revenue                                         $  1,700,559    $  3,576,973
Cost of revenue                                          725,850       1,104,247
                                                    ------------    ------------
                                                         974,709       2,472,726
Operating expenses:
     Selling, general and administrative               1,675,418       2,180,956
     Research and development                          1,450,019       1,851,262
     Amortization of intangibles                         419,520         419,520
                                                    ------------    ------------
                                                       3,544,957       4,451,738
                                                    ------------    ------------
Operating loss                                        (2,570,248)     (1,979,012)

Other income (expense), net:                             159,575        (243,207)
                                                    ------------    ------------
Net loss                                            $ (2,410,673)   $ (2,222,219)
                                                    ============    ============


Basic and diluted net loss per common share         $      (0.06)   $      (0.06)
                                                    ============    ============
Shares used in computing basic net loss per share     38,310,594      34,504,403
                                                    ============    ============





See accompanying notes.



                                   Integrated Surgical Systems, Inc.
                            Consolidated Statements Cash Flows (Unaudited)
                                      Increase (Decrease) in Cash



                                                                              Six months ended June 30,
                                                                              --------------------------
                                                                                  2002           2001
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(2,410,673)   $(2,222,219)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                 299,591        255,708
     Amortization of intangible assets                                            419,520        419,520
     Stock compensation                                                               508         54,797
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (839,219)      (195,792)
        Inventory                                                                (197,616)       876,302
        Other current assets                                                      (14,281)        54,208
        Accounts payable                                                          318,496        377,694
        Accrued payroll and related expenses                                       81,907         27,540
        Accrued liabilities                                                       (66,730)       (97,676)
        Unearned income                                                         1,665,052        432,096
        Other current liabilities                                                 (79,960)      (182,223)
                                                                              -----------    -----------
Net cash used in operating activities                                            (823,405)      (200,045)

Cash flows from investing activities:
Principal payments received on sales-type lease                                    44,295         43,914
Purchases of property and equipment                                               (19,992)          --
                                                                              -----------    -----------
Net cash provided by investing activities                                          24,303         43,914

Cash flows from financing activities:
Payments on bank loan                                                                --          (41,041)
Payment of short-term note payable                                                   --         (200,000)
Proceeds from the issuance of short-term note payable                                --          200,000
Proceeds from sale of common stock and warrants                                      --          632,000
Proceeds from officer advance and deferred salaries                               283,683           --
Payment on officer advance                                                        (20,000)          --
                                                                              -----------    -----------
Net cash provided by financing activities                                         263,683        590,959

Effect of exchange rate changes on cash                                          (118,452)      (173,368)
                                                                              -----------    -----------
Net increase (decrease) in cash                                                  (653,871)       261,460
Cash at beginning of period                                                       800,374        276,322
                                                                              -----------    -----------
Cash at end of period                                                         $   146,503    $   537,782
                                                                              ===========    ===========

Supplemental disclosure of non-cash activity:
Supplemental disclosure of non-cash investing activity:
Transfer of inventory to leased equipment:                                    $    76,700    $      --


See accompanying notes.

                                                 -5-

                        Integrated Surgical Systems Inc.
             Notes to Consolidated Financial Statements (unaudited)
                                  June 30, 2002


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

The Company's cash position is below required working capital limits and the Company had not yet identified sources of sufficient cash to assure continuing operations. At August 1, 2002, the Company had not yet identified guaranteed sources of sufficient cash to meet the August 15, 2002 payroll and was in default of certain financing arrangements with vendors.

The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerated payment terms of other contracts, additional salary deferrals from employees and new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or file for bankruptcy.

The reports of the Company's independent auditors in the 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of our products in existing markets, increasing sales of system upgrades and reducing operating expenses - can only be realized to the extent that the Company generates sufficient cashflow to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Integrated Surgical Systems, Inc. annual report on Form 10-KSB for the year ended December 31, 2001.

2. Inventories. At June 30, 2002, the components of inventory were:

            Raw materials                                 $  410,474
            Work-in-process                                  595,375
            Finished goods                                   887,661
            Deferred product development contract costs      217,898
                                                          ----------
                                                          $2,111,408

3. Stockholders' equity. No shares of stock were issued by the Company during the period of April 1, 2002 through June 30, 2002.

4. Net loss per share. At June 30, 2002, outstanding options to purchase 1,655,517 shares of common stock (with exercise prices ranging from $0.06 to $8.63), 9,447,604 outstanding warrants to purchase 16,023,324 shares of common stock (with exercise prices from $0.01 to $8.34), and 9,751,750 shares of common stock issuable upon conversion of Series G and H convertible preferred stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.


5. Accumulated other comprehensive loss.

                                               Three months ended June 30     Six months ended June 30
                                               --------------------------    --------------------------
                                                  2002           2001           2002           2001
                                               -----------    -----------    -----------    -----------
   Net Loss                                    $(1,146,701)   $  (922,376)   $(2,410,673)   $(2,222,219)

   Other comprehensive loss:

                Foreign currency translation       (37,481)       (78,146)       120,646       (415,918)
                                               -----------    -----------    -----------    -----------

   Comprehensive loss                          $(1,184,182)   $(1,000,522)   $(2,290,027)   $(2,638,137)
                                               ===========    ===========    ===========    ===========

6. Recent accounting pronouncements.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121. The adoption of SFAS No. 142 on January 1, 2002 had no impact on the Company's consolidated financial position or results of operations.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's consolidated financial position or results of operations.

7. Unaudited Interim Financial Information

During the fourth quarter of 2001, the Company discovered clerical errors which arose in 2001 relating to the elimination of certain intercompany sales by the Company's wholly-owned French subsidiary. In 2001, the Company recorded a fourth quarter adjustment to reduce net revenue by approximately $516,000 and to reduce cost of revenue by an equivalent amount. This adjustment related to an equivalent amount of net revenue and cost of revenue for the first three quarters of 2001 of approximately $299,000, $150,000 and $67,000 respectively, which have been included in the 2001 restated consolidated statements of operations for the three and six month periods ending June 30, 2001. The impact of this adjustment had no effect on previously reported gross margin, operating loss, net loss or net loss per share for the Company's 2001 interim periods or the fourth quarter of 2001.

     Item 2. Management's Discussion and Analysis

Results of Operations

Net revenue of $792,000 for the three months ending June 30, 2002 was $1,449,000 lower than the level achieved in the same period of 2001, resulting in net revenue for the six months ending June 30, 2002 of $1,876,000 below the same period in 2001. The Company has not recognized revenue for two systems shipped in the first quarter of 2002 as installation and training were not complete, and the Company has not recognized revenue for a third system that was ordered in the first quarter of 2002 that has not yet been shipped.

Gross margin was 57% for the three month period ending June 30, 2002 and 59% for the three month period ending June 30, 2001. Gross margin was 57% for the six month period ending June 30, 2002 and 69% for the six month period ending June 30, 2001. The higher margin in the first half of 2001 was due to the relatively higher margin upgrades and increased services sold in the first quarter of 2001.

Total operating expenses have continued to decline as a result of the Company's cost reduction program. Selling and general administrative expenses decreased 15% during the three month period ending June 30, 2002 as compared to the three month period ending June 30, 2001. Research and development expenses decreased 25% during the three month period ending June 30, 2002 as compared to the three month period ending June 30, 2001. Selling and general administrative expenses decreased 23% during the six month period ending June 30, 2002 as compared to the six month period ending June 30, 2001 and, research and development expenses decreased 22% as compared to the same six month period ending June 30, 2002.

Other expense, net of $60,000 and $243,000 for the three month and six month periods ending June 30, 2001 respectively, changed favorably to other income, net of $182,000 and $160,000 for the corresponding periods of 2002. This positive change from other expense, net to other income, net was directly attributable to the favorable currency exchange rate of the euro related to the Company's business in Europe.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. Estimates are based on historical experience and on other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of consolidated financial statements:

The Company recognizes revenue from sales of systems upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Where products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

It is Company policy to write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property, plant and equipment and intangible assets are amortized over their useful lives. Useful lives are based on estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Liquidity and Capital Resources

The Company's cash position is below required working capital limits and the Company had not yet identified sources of sufficient cash to assure continuing operations. As of August 1, 2002, the Company had not yet identified guaranteed sources of sufficient cash to meet the August 15, 2002 payroll and was in default of certain financing arrangements with vendors.

The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerated payment terms of other contracts, additional salary deferrals from employees and new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or file for bankruptcy.

The reports of our independent auditors on the Company's 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of the Company's products in existing markets, increasing sales of system upgrades and reducing operating expenses - can only be realized to the extent that the Company can generate sufficient cash to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

At June 30, 2002 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .22. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through 2002.

In April 2002, an officer of the Company advanced the Company $70,000, bearing interest at 7.25% per annum, to meet payroll obligations. The Company paid $20,000 against the principal and interest of this advance to the officer in June 2002. At August 1, 2002, the Company had amounts due to an officer of the Company of approximately $285,000. Of this amount, $50,000 related to salary deferred in the fourth quarter of 2001, $50,000 related to an advance to meet payroll obligations in the second quarter of 2002, included in accrued payroll and related expense, and $185,000 related to unreimbursed travel expenses, included in accounts payable.

Several payrolls during the quarter ending June 30, 2002 were late and several senior management members volunteered to defer payment of their salary to make cash available to pay employees. As a result, these members of the senior management staff were receiving their salary as much as one month in arrears. Deferred payroll and payroll related expenses to Company employees at June 30, 2002 was $177,000 of which $51,000 is still deferred as of August 1, 2002.

Unearned income, payments for system sales on which revenue is not yet recognized, and advance payments for service contracts with revenue recognized ratably over the period of the contract, were the largest source of cash for the three month and six month periods ending June 30, 2002 and represents 53% and 52%, respectively of the Company's liabilities at June 30, 2002.

The financial statements of Integrated Surgical Systems, S.A. ("ISS-SA"), the Company's wholly-owned French subsidiary, for the six months ended June 30, 2002 have net assets of less than 50% of ISS-SA's capital stock. This equity deficit is considered to be a sign of bankruptcy under French law. Unless this situation is remedied before December 31, 2002, a third party or the French courts could petition for correction or the dissolution of ISS-SA. The Company plans to correct this equity deficiency by converting a portion of ISS-SA's intercompany payables into equity of ISS-SA.

On August 1, 2002 there were 38.8 million shares of common stock outstanding, trading in the over-the-counter market at $0.04 per share, giving the Company a market capitalization of $1.6 million. It is not likely, therefore, that the Company will be able to raise significant funds in the equity markets.

For further information, refer to our Management's Discussion and Analysis included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


Part II. Other Information


Item 5. Other Information

The Company's prior Chief Financial Officer, Patricia E. Pilz, resigned effective June 14, 2002. Charles J. Novak was subsequently appointed as Chief Financial Officer effective July 15, 2002.


Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

None.

(b)Reports on Form 8-K.

None.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTEGRATED SURGICAL SYSTEMS, INC.




                                    By: /s/ CHARLES J. NOVAK
                                    ------------------------------------------
                                    Charles J. Novak
                                    (Principal Financial and Accounting Officer)

Dated: August 13, 2002

     I, Ramesh C. Trivedi, Chief Executive Officer of Integrated Surgical Systems, Inc., certify, pursuant to 18 U.S.C.ss. 1350, as enacted byss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Integrated Surgical Systems, Inc.

Dated:  August 13, 2002              By: /s/ RAMESH C. TRIVEDI
                                     -------------------------------------------
                                     Ramesh C. Trivedi
                                     Chief Executive Officer





     I, Charles J. Novak, Chief Financial Officer of Integrated Surgical Systems, Inc., certify, pursuant to 18 U.S.C.ss.1350, as enacted by ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Integrated Surgical Systems, Inc.

Dated:  August 13, 2002              By: /s/ CHARLES J. NOVAK
                                     -------------------------------------------
                                     Charles J. Novak
                                     Chief Financial Officer