Form 10QSB
period 2002-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2002-11-13
CIK 894871

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002

                         Commission file number 1-12471



                        INTEGRATED SURGICAL SYSTEMS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)



         Delaware                                         68-0232575
 ----------------------                      ----------------------------------
(State of incorporation)                    (IRS Employer Identification Number)

  1850 Research Park Drive, Davis, CA                     95616-4884
 --------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

                                 (530) 792-2600
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----


On November 8, 2002 the issuer had 38,900,469 shares of common stock, $.01 par value, outstanding.

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                    For the quarter ended September 30, 2002
                                Table of Contents

                                                                           Page
Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)                         2

                   Consolidated Balance Sheet at September 30, 2002         2

                   Consolidated Statements of Operations for the
                   three months ended September 30, 2002 and 2001           3

                   Consolidated Statements of Operations for the
                   nine months ended September 30, 2002 and 2001            4

                   Consolidated Statements of Cash Flows for
                   the nine months ended September 30, 2002 and 2001        5

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis                     8

          Item 3.  Controls and Procedures                                  10

Part II.  Other Information

          Item 2.  Changes in Securities                                    11

          Item 5.  Other Information                                        11

          Item 6.  Exhibits and Reports on Form 8-K                         11

Signature                                                                   12




Part I.   Financial Information

          Item 1.  Financial Statements (unaudited)


                               Integrated Surgical Systems, Inc.
                                  Consolidated Balance Sheet
                                      September 30, 2002
                                          (Unaudited)

Assets
Current assets:
     Cash                                                                       $    127,921
     Accounts receivable less allowance for doubtful accounts of $62,839           1,391,456
     Inventory                                                                     1,924,153
     Other current assets                                                            271,592
                                                                                ------------
Total current assets                                                               3,715,122

Net property and equipment                                                           176,253
Leased equipment, net                                                                220,762
Other assets                                                                          10,603
                                                                                ------------
                                                                                $  4,122,740
                                                                                ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  1,874,797
     Accrued payroll and related expense                                             526,697
     Accrued liabilities                                                             157,828
     Unearned income                                                               4,338,095
     Other current liabilities                                                       433,420
                                                                                ------------
Total current liabilities                                                          7,330,837

Note payable                                                                          96,505
Commitments and contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     312 shares issued and outstanding ($312,056 aggregate liquidation value)        312,056

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         38,825,469 shares issued and outstanding                                    388,255
     Additional paid-in capital                                                   61,814,800
     Accumulated other comprehensive loss                                         (1,148,473)
     Accumulated deficit                                                         (64,671,240)
                                                                                ------------
Total stockholders' deficit                                                       (3,616,658)
                                                                                ------------
                                                                                $  4,122,740
                                                                                ============


See accompanying notes.

                          Integrated Surgical Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)



                                                    Three months ended September 30,
                                                    --------------------------------
                                                        2002                2001
                                                                         (Restated)
                                                    ------------        ------------
Net revenue                                         $  1,273,104        $  2,667,660
Cost of revenue                                          511,474           1,264,882
                                                    ------------        ------------
                                                         761,630           1,402,778
Operating expenses:
     Selling, general and administrative                 730,813           1,004,258
     Research and development                            545,732             845,706
     Amortization of intangibles                          78,338             209,760
                                                    ------------        ------------
                                                       1,354,883           2,059,724
                                                    ------------        ------------
Operating loss                                          (593,253)           (656,946)

Other income (expense), net:                              (4,071)            166,532
                                                    ------------        ------------
Loss before preferred stock accretion                   (597,324)           (490,414)
Preferred stock accretion                                   --               (38,275)
                                                    ------------        ------------
Net loss                                            $   (597,324)       $   (528,689)
                                                    ============        ============


Basic and diluted net loss per common share         $      (0.02)       $      (0.01)
                                                    ============        ============

Shares used in computing basic net loss per share     38,719,316          36,878,894
                                                    ============        ============


See accompanying notes.

                          Integrated Surgical Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)



                                                    Nine months ended September 30,
                                                    --------------------------------
                                                          2002              2001
                                                                         (Restated)
                                                    ------------        ------------
Net revenue                                         $  2,973,663        $  6,244,633
Cost of revenue                                        1,237,324           2,369,129
                                                    ------------        ------------
                                                       1,736,339           3,875,504
Operating expenses:
     Selling, general and administrative               2,406,231           3,185,214
     Research and development                          1,995,751           2,696,968
     Amortization of intangibles                         497,858             629,280
                                                    ------------        ------------
                                                       4,899,840           6,511,462
                                                    ------------        ------------
Operating loss                                        (3,163,501)         (2,635,958)

Other income (expense), net:                             155,504             (76,675)
                                                    ------------        ------------
Loss before preferred stock accretion                 (3,007,997)         (2,712,633)
Preferred stock accretion                                   --               (38,275)
                                                    ------------        ------------
Net loss                                            $ (3,007,997)       $ (2,750,908)
                                                    ============        ============


Basic and diluted net loss per common share         $      (0.08)       $      (0.08)
                                                    ============        ============
Shares used in computing basic net loss per share     38,448,332          35,304,598
                                                    ============        ============


See accompanying notes.

                                      Integrated Surgical Systems, Inc.
                               Consolidated Statements Cash Flows (Unaudited)
                                         Increase (Decrease) in Cash



                                                                            Nine months ended September 30,
                                                                            -------------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(3,007,997)   $(2,712,633)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                 231,445        259,513
     Amortization of intangible assets                                            497,858        629,280
     Stock compensation                                                            26,207         58,289
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (800,704)    (1,050,108)
        Inventory                                                                  30,557      1,758,783
        Other current assets                                                      (28,565)       150,368
        Accounts payable                                                           52,879        362,630
        Accrued payroll and related expenses                                       62,742         45,569
        Accrued liabilities                                                       (69,777)       (63,652)
        Unearned income                                                         2,122,844        649,931
        Other current liabilities                                                 (76,980)      (282,560)
                                                                              -----------    -----------
Net cash used in operating activities                                            (959,491)      (194,590)

Cash flows from investing activities:
Principal payments received on sales-type lease                                    44,628         58,311
Purchases of property and equipment                                               (20,527)          --
Disposals of property and equipment                                                93,438           --
                                                                              -----------    -----------
Net cash provided by investing activities                                         117,539         58,311

Cash flows from financing activities:
Payments on bank loan                                                                --          (40,962)
Proceeds from sale of common stock and warrants                                      --          632,000
Proceeds from officer advance and deferred salaries                               285,445           --
Payments on officer advance and deferred salaries                                (146,539)          --
                                                                              -----------    -----------
Net cash provided by financing activities                                         138,906        591,038

Effect of exchange rate changes on cash                                            30,593       (259,862)
                                                                              -----------    -----------
Net increase (decrease) in cash                                                  (672,453)       194,897
Cash at beginning of period                                                       800,374        276,322
                                                                              -----------    -----------
Cash at end of period                                                         $   127,921    $   471,219
                                                                              ===========    ===========

Supplemental disclosure of non-cash investing activity:
Transfer of inventory to leased equipment:                                    $    76,700    $      --


See accompanying notes.

                        Integrated Surgical Systems, Inc.
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2002

1. Basis of presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company's cash position is below required working capital limits and the Company has not yet identified sources of sufficient cash to assure continuing operations. At November 8, 2002, the Company was in default of certain financing arrangements with vendors.

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

The reports of the Company's independent auditors in the 2001 and 2000 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of products in existing markets, increasing sales of system upgrades and reducing operating expenses - can only be realized to the extent that the Company generates sufficient cashflow to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Integrated Surgical Systems, Inc. annual report on Form 10-KSB for the year ended December 31, 2001.

2. Inventories.

At September 30, 2002, the components of inventory were:

           Raw materials                                      $  383,657
           Work-in-process                                       289,576
           Finished goods                                        974,501
           Deferred product development contract costs           276,419
                                                          ---------------
                                                              $1,924,153



3. Stockholders' equity.

During the three month period ended September 30, 2002, the Company issued
514,005 shares of common stock to a vendor in exchange for the vendors payment of property taxes related to the leased facility occupied by the Company.

4. Net loss per share.

At September 30, 2002, outstanding options to purchase 1,653,991 shares of common stock (with exercise prices ranging from $0.05 to $8.63), 9,447,604 outstanding warrants to purchase 16,023,324 shares of common stock (with exercise prices from $0.01 to $8.34), and 13,002,333 shares of common stock issuable upon conversion of Series G and H convertible preferred stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

5. Accumulated other comprehensive loss.

                                                Three months ended            Nine months ended
                                                   September 30                  September 30
                                            --------------------------    --------------------------
                                               2002           2001           2002           2001
                                            -----------    -----------    -----------    -----------
Net Loss                                    $  (597,324)   $  (490,414)   $(3,007,997)   $(2,712,633)

Other comprehensive loss:

             Foreign currency translation        19,318        (87,588)       139,964       (503,506)
                                            -----------    -----------    -----------    -----------
Comprehensive loss                          $  (578,006)   $  (578,002)   $(2,868,033)   $(3,216,139)
                                            ===========    ===========    ===========    ===========

6. Recent accounting pronouncements.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.
142, "Goodwill and Other Intangible Assets", on January 1, 2002. Under SFAS No.
142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 142 on January 1, 2002 had no impact on the Company's consolidated financial position or results of operations.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets", on January 1, 2002. SFAS No. 144, which supersedes SFAS No.
121, provides a single accounting model for long-lived assets to be disposed of.
Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's consolidated financial position or results of operations.

7. Unaudited Interim Financial Information.

During the fourth quarter of 2001, the Company discovered clerical errors which arose in 2001 relating to the elimination of certain intercompany sales by the Company's wholly-owned French subsidiary. In 2001, the Company recorded a fourth quarter adjustment to reduce net revenue by approximately $516,000 and to reduce cost of revenue by an equivalent amount. This adjustment related to an equivalent amount of net revenue and cost of revenue for the first three quarters of 2001 of approximately $299,000, $150,000 and $67,000 respectively, which have been included in the 2001 restated consolidated statements of operations for the three and nine month periods ending September 30, 2001. The impact of this adjustment had no effect on previously reported gross margin, operating loss, net loss or net loss per share for the Company's 2001 interim periods or the fourth quarter of 2001.

         Item 2.  Management's Discussion and Analysis

Results of Operations

Net revenue of $1,273,000 for the three months ending September 30, 2002 was $1,395,000 lower than the level achieved in the same period of 2001, resulting in net revenue for the nine months ending September 30, 2002 of $3,271,000 below the same period in 2001. The Company has not recognized revenue for four systems shipped in the first three quarters of 2002 as installation and training were not completed as of September 30, 2002.

Gross margin was 60% for the three month period ending September 30, 2002 and 53% for the three month period ending September 30, 2001. The higher margin in the three months ending September 30, 2002 was due to the product mix being mostly service revenue with one system recognized when compared to the three systems recognized in the three months ending September 30, 2001. Gross margin was 58% for the nine month period ending September 30, 2002 and 62% for the nine month period ending September 30, 2001. The higher margin in the first nine months of 2001 was due to the relatively higher margin upgrades and increased services sold in the first three quarters of 2001.

Total operating expenses have continued to decline as a result of the Company's cost reduction program. Selling and general administrative expenses decreased 27% during the three month period ending September 30, 2002 as compared to the three month period ending September 30, 2001. Research and development expenses decreased 35% during the three month period ended September 30, 2002 as compared to the three month period ending September 30, 2001. Selling and general administrative expenses decreased 24% during the nine month period ending September 30, 2002 as compared to the nine month period ending September 30, 2001 and, research and development expenses decreased 26% as compared to the same nine month period ending September 30, 2002.

Other expense, net of $4,000 when compared to other income, net of $167,000 for the three months ending September 30, 2002 and 2001, respectively, changed due to relatively flat currency exchange rates in the three months ending September 2002 compared to favorable rates for the three months ending September 2001. Other income, net of $156,000 when compared to other expense, net of $77,000 for the nine months ending September 30, 2002 and 2001, respectively, changed due to favorable currency exchange rates of the euro related to the Company's business in Europe in 2002, compared to unfavorable rates in 2001.

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

Liquidity and Capital Resources

The Company's cash position is below required working capital limits and the Company has not yet identified sources of sufficient cash to assure continuing operations. At November 8, 2002, the Company was in default of certain financing arrangements with vendors.

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

At September 30, 2002 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .21. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through 2002.

In April 2002, an officer of the Company advanced the Company $70,000, bearing interest at 7.25% per annum, to meet payroll obligations. The Company paid $20,000 against the principal and interest of this advance to the officer in June 2002. At November 8, 2002, the Company had amounts due to an officer of the Company of approximately $304,000. Of this amount, $50,000 related to salary deferred in the fourth quarter of 2001 and $16,000 related to salary deferred in the second quarter of 2002, and $52,000 related to an advance to meet payroll obligations in the second quarter of 2002, included in accrued payroll and related expense, and $186,000 related to unreimbursed travel expenses, included in accounts payable.

Several payrolls during the quarter ending June 30, 2002 were late and several senior management members volunteered to defer payment of their salary to make cash available to pay employees. As a result, these members of the senior management staff were receiving their salary as much as one month in arrears. Deferred payroll and payroll related expenses to Company employees at September 30, 2002 was $102,000. This amount is still deferred as of November 8, 2002.

Unearned income, payments for system sales on which revenue is not yet recognized, and advance payments for service contracts with revenue recognized ratably over the period of the contract, were the largest source of cash for the three month and nine month periods ending September 30, 2002 and represents 58% of the Company's liabilities at September 30, 2002.

The financial statements of Integrated Surgical Systems, S.A. ("ISS-SA"), the Company's wholly-owned French subsidiary, for the nine months ended September 30, 2002 have net assets of less than 50% of ISS-SA's capital stock. This equity deficit is considered to be a sign of bankruptcy under French law. Unless this situation is remedied before December 31, 2002, a third party or the French courts could petition for correction or the dissolution of ISS-SA. The Company plans to correct this equity deficiency by converting a portion of ISS-SA's intercompany payables into equity of ISS-SA.

On November 8, 2002 there were 38.9 million shares of common stock outstanding, trading in the over-the-counter market at $0.045 per share, giving the Company a market capitalization of $1.8 million. It is not likely, therefore, that the Company will be able to raise significant funds in the equity markets.

For further information, refer to our Management's Discussion and Analysis included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

         Item 3.  Controls and Procedures

Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

Part II. Other Information

         Item 2.  Changes in Securities

During the three month period ended September 30, 2002, the Company issued 514,005 shares of common stock to a vendor in exchange for the vendors payment of property taxes related to the leased facility occupied by the Company.

On November 6, 2002, the Company issued 75,000 shares of common stock to a Japanese medical device distributor for services rendered.

The issuance of these shares was exempt from the registration requirements of the Securities Act under section 4(2) of the Act. There were no underwriters involved in the transactions and there were no underwriting discounts of commissions paid in connection therewith. The purchasers of the shares in each such transaction represented their intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the shares issued in such transactions. The purchasers of the shares in each such transaction had adequate access to information about the Company, and were sophisticated investors.

         Item 5.  Other Information

None.

         Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

None.

(b)Reports on Form 8-K.

None.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INTEGRATED SURGICAL SYSTEMS, INC.


                                            By:  /s/  CHARLES J. NOVAK
                                              ---------------------------------
                                                      Charles J. Novak
                                                     (Principal Financial and
                                                      Accounting Officer)
Dated: November 13, 2002

I, Ramesh C. Trivedi, Chief Executive Officer of Integrated Surgical Systems, Inc., certify, pursuant to 18 U.S.C.ss.1350, as enacted byss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Integrated Surgical Systems, Inc.

Dated:  November 13, 2002                   By:  /s/  RAMESH C. TRIVEDI
                                               --------------------------------
                                                      Ramesh C. Trivedi
                                                      Chief Executive Officer




I, Charles J. Novak, Chief Financial Officer of Integrated Surgical Systems, Inc., certify, pursuant to 18 U.S.C. ss.1350, as enacted byss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Integrated Surgical Systems, Inc.

Dated:  November 13, 2002                   By:  /s/  CHARLES J. NOVAK
                                               --------------------------------
                                                      Charles J. Novak
                                                      Chief Financial Officer

     I, Ramesh C. Trivedi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Integrated Surgical Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002; and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002                By:  /s/  RAMESH C. TRIVEDI
                                               --------------------------------
                                                      Ramesh C. Trivedi
                                                      Chief Executive Officer

     I, Charles J. Novak, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Integrated Surgical Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002; and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002                By:  /s/  CHARLES J. NOVAK
                                               --------------------------------
                                                      Charles J. Novak
                                                      Chief Financial Officer