Form 10KSB
period 2002-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2003-03-31
CIK 894871

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

                  For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                            68-0232575
             --------                                            ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     1850 Research Park Drive, Davis, CA                          95616-4884
     -----------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (530) 792-2600
                                 --------------
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange on
     Title of each Class                         Which Each Class is Registered
     -------------------                         ------------------------------

Common Stock, $.01 Par Value                                  None
Common Stock Purchase Warrants                                None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year: $5,162,854

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on March 13, 2003 was $1,259,354

     As of March 13, 2003, the issuer had 41,978,469 shares of common stock,
                          $.01 par value, outstanding.

                       DOCUMENTS INDORPORATED BY REFERENCE
                                      None.

================================================================================

================================================================================

                        Integrated Surgical Systems, Inc.
                                   Form 10-KSB
                   For the fiscal year ended December 31, 2002

                                Table of Contents


Part I.                                                                     Page
         Item 1.  Description of Business                                    1
         Item 2.  Description of Properties                                  5
         Item 3.  Legal Proceedings                                          5
         Item 4.  Submission of Matters to a Vote of Security Holders        5
Part II.
         Item 5.  Market for Common Equity and Related Stockholder Matters   6
         Item 6.  Management's Discussion and Analysis                       7
         Item 7.  Financial Statements                                       16
         Item 8.  Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure                   16
Part III.
         Item 9.  Directors, Executive Officers, Promoters and
                    Control Persons; Compliance With Section
                    16(a) of the Exchange Act                                17
        Item 10.  Executive Compensation                                     18
        Item 11.  Security Ownership of Certain Beneficial
                    Owners and Management                                    20
        Item 12.  Certain Relationships and Related Transactions             21
        Item 13.  Controls and Procedures                                    22
        Item 14.  Exhibits and Reports on Form 8-K                           22

Signatures                                                                   26










================================================================================

                                     Part I


Item 1. Description of Business

Integrated Surgical Systems, Inc. ("the Company") designs, manufactures, sells and services image-directed, computer-controlled robotic software and hardware products for use in orthopaedic and neurosurgical procedures. The Company was incorporated in Delaware in 1990.

Orthopaedic Applications

The Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The surgeon uses ORTHODOC, a computer workstation with the Company's proprietary software, for preoperative surgical planning. ORTHODOC converts a computerized tomography ("CT") scan of the patient's joint into a three-dimensional bone image. The surgeon selects a prosthesis from the ORTHODOC prosthesis library of software, and manipulates the three-dimensional prosthesis models against the bone image. The Company offers software for several lines of prostheses in its software library. Implant manufacturers contract with the Company for the development of prosthesis software. After the surgeon selects the optimal prosthesis, ORTHODOC creates a surgical plan, which is then transferred to the surgical robot. The surgical plan guides the robot as it mills the bone in the operating room. Both hip and knee replacement surgeries involve removing a portion of the bone at the joint and replacing it with a prosthesis. For hip replacement surgery, a cavity is milled by the robot into which the selected prosthesis is inserted. In knee replacement surgery, ROBODOC mills both the upper and lower leg bone ends for precise and accurate prosthesis placement.

Neurosurgical Applications

The Company entered the neurosurgical equipment sector with the acquisition of Innovative Medical Machines International, S.A., of Lyon, France, in September 1997. This wholly-owned subsidiary, now Integrated Surgical Systems, S.A., designs, manufactures, sells and services the NeuroMate(TM) System ("NeuroMate"), which consists of a computer-controlled robotic arm, head stabilizer, presurgical planning workstation and the proprietary software.

NeuroMate's proprietary robotic arm and control system are designed to position and precisely hold critical tools during stereotactic brain surgery. The brain remains largely unexposed in stereotactic neurosurgery, and the surgeon works without requiring direct visualization of the brain itself. This minimally invasive surgery is made possible by NeuroMate's spatial coordinate system. During presurgical planning, the patient's CT, magnetic resonance or other images are correlated to the patient's physical characteristics. During surgery, the NeuroMate's robotic arm guides the surgeon, through small holes in the skull, to the pre-selected sites in the brain.

Specialized Product Development

The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system.

Marketing, Sales and Distribution

ROBODOC cannot be marketed in the United States until it has been cleared by the U.S. Food and Drug Administration (See "Government Regulation"). The Company markets the ROBODOC System to orthopaedic and trauma surgeons and hospitals in

Europe through direct sales and through distributors in Japan, Korea and India. NeuroMate is marketed in Europe through direct sales and through distributors in Japan and Korea.

The Company also promotes the ROBODOC system and NeuroMate system through presentations at trade shows, through advertisements in professional journals and technical and clinical publications, and through direct mail campaigns. Presentations to potential customers focus on the clinical benefit to the patient and the potential financial and marketing benefit to hospitals and surgeons.

Manufacturing

The Company's primary manufacturing process is the assembly of purchased components, integration of the proprietary software, product testing, and packaging. The Company's manufacturing facilities are located in Davis, California and Lyon, France. The Company purchases substantially all of the system components from outside vendors.

The surgical component of the ROBODOC consists of a customized robot arm supplied by Sankyo Seiki of Japan, a robot base and a control cabinet. The Company has entered into an agreement with Sankyo Seiki for the purchase and use of its industrial products. Upon delivery and assembly, robot arms are tested and devices such as the bone fixator, probes, cutter-bearing sleeves and tool guides are attached to the robot.

ORTHODOC consists of a computer workstation and associated data peripherals incorporating the Company's proprietary software. A computer board interface to CT or x-ray scanner input modules is added to the workstation, as is the ROBODOC transfer drive. The unit is configured for 100 to 240 AC volt operation.

NeuroMate consists of a robot arm, electronic control, and base, and is operated by the Company's proprietary software. Audemars-Piguet supplies the customized robot arm for NeuroMate.

Surgical supplies, including sterile drapes, bone screws and cutters, are manufactured to the Company's specification by outside vendors and are inspected upon receipt to ensure that these specifications are consistently met. The Company purchases these items in quantity and distributes them to customers as needed.

The Company's production facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices. The Company is also subject to European manufacturing standards for the European sales, and has secured the required ISO-9001 registration. All products are shipped bearing the CE Mark, certifying that they meet the European Union's marketing requirement.

Research and Development

Since inception, the Company's engineering activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products. The Company incurred research and development expenses of approximately $2,515,000 during the year ending December 31, 2002, and $3,511,000 in the year ending December 31, 2001.

The Company received a $143,403 interest-free loan in 1997 from ANVAR, a French agency established to aid research and development projects. The loan provided funding for the first phase of the development of NeuroMate applications for spinal surgery.

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

URS GmbH, a German medical robotics company purchased the Caspar orthopaedic robotic line from Orto Maquet in June 2001. The Caspar product had competed with the ROBODOC until December 2002, when URS GmbH ceased operations.

Warranty and Service

The Company's customers purchase warranty coverage (parts and labor) as well as surgical disposables through annual service and maintenance agreements.

The Company's technical staff trains medical professionals in the use of the products and provides field service. Technical support is also provided by the Company's engineering department.

Patents and Proprietary Rights

The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in the products and to maintain a competitive position.

ROBODOC and ORTHODOC are registered trademarks of the Company. The Company has been issued five U.S. patents, has four patents pending, and has filed additional patent applications covering various aspects of the technology in Europe and in the United States. U.S. issued patents include:

     o    Computer aided system for revision total hip replacement surgery;

     o    Computer system and method for finish cutting bone cavities;

     o    Computer system and method for positioning a surgical robot;

     o Computer system and method for cavity generation for surgical planning and initial placement of a bone prosthesis; and

     o Computer system and method for performing image directed robotic orthopaedic procedures without a fiducial reference system.

Significant portions of ORTHODOC and ROBODOC software are protected by copyrights. IBM has granted the Company a royalty-free license for the underlying software code for ROBODOC. In addition, IBM has agreed not to assert infringement claims against the Company with respect to an IBM patent relating to robotic medical technology, to the extent that this technology is used in the products. The Company has registered the marks ROBODOC and ORTHODOC.

Government Regulation

The medical devices the Company manufactures and markets are subject to extensive regulation by the U.S. Food and Drug Administration ("FDA") and by foreign and state governments.

The ROBODOC and NeuroMate Systems are approved for use in Europe and carry the European Union's CE Mark. Both the ORTHODOC and NeuroMate systems are also cleared by the FDA for marketing in the United States and NeuroMate has been approved for use by the Japanese regulatory agency, the Ministry of Health, Labor and Welfare ("MHLW"). While ROBODOC has not yet been approved for use by the MHLW, Japanese hospitals and surgeons are able to purchase and use the systems while approval is pending. The Company has completed clinical trials in Japan and submitted a petition for approval in 2002. Although no assurance can be offered, the Company believes the approval can be reasonably expected in 2004. However, there can be no assurance that the determination will be favorable, or that any determination will not include unfavorable limitations or restrictions.

U.S. clinical trials designed to secure FDA clearance to market the ROBODOC System in the U.S. began in December 2000. It calls for performing pinless hip (latest version) replacement surgeries on 188 subjects. Upon completion, the Company will submit the application to the FDA for clearance to market in the United States. 42% of the expected 188 patients in the study have undergone surgeries. The Company recently added a third clinical study site in the city of Buffalo, N.Y., and with this addition, it anticipates the completion of clinical trials by the fourth quarter of 2003, although no assurances can be given.

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

Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Company is also subject to a variety of state laws and regulations in those states or localities where the products are or will be marketed. As is the case with other manufacturers, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

Although the Company has not been cleared to market the ROBODOC System in the U.S., the Company is permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries, Australia, Canada, Israel, Japan, Korea, New Zealand, Switzerland and South Africa do not require FDA export approval. FDA export approval, when it is required, is granted when certain requirements are met including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

The introduction of the products in foreign markets has subjected the Company, and will continue to subject the Company, to foreign regulatory clearances that vary from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements.

ROBODOC satisfies international electromedical standard IEC 601-1 and the protection requirements of the Electromagnetic Compatibility Directive (89/336/EEC). The Company has also received ISO 9001 registration, EN 46001 certification, and ED Directive 93/42/eec Annex II, Article 3 approval. Meeting these standards and requirements, and receiving these certifications and approvals, allows the Company to apply the CE Mark to its products. ROBODOC and NeuroMate also satisfy the relevant provisions of the Medical Device Directive for Class IIb Medical Devices.

Product Liability

The Company maintains product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. The Company has experienced no liability claims to date.

Employees

On December 31, 2002, the Company had a total of 46 employees: 30 in engineering, 6 in manufacturing and 10 in sales, general and administration. None of the employees are covered by a collective bargaining agreement and the Company believes that the relationship with its employees is satisfactory.

Item 2. Description of Property

The Company's executive offices and principal production facilities, which comprise a total of approximately 30,500 square feet of space, is located in Davis, California. The Company occupies the facility in Davis under a lease that expires in June 2005. The lease provided for rent of approximately $33,000 per month in 2002 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

The Company also leases a facility in Lyon, France for its operations in Europe under a renewable operating lease with terms that include three-year non-cancelable periods that expire in 2007. The lease provides for rent of approximately $7,000 per month. The Company believes that these facilities are sufficient for its current and short-term future requirements.

Item 3. Legal Proceedings

The Company has from time to time been notified of various claims incidental to the business which are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, the Company believes that the final outcome of all such matters will not have a materially adverse effect on the consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on January 14, 2003. At the meeting, stockholders voted upon the following matters:

     1. Election of Directors


                                                             AUTHORITY
            NOMINEE                    FOR                   WITHHELD
            -------                    ---                   -----------
       Ramesh C. Trivedi           27,118,232                 731,038
       Falah Al-Kadi               27,249,100                 600,170
       Jack W. Moorman             27,302,030                 547,240

     2. Ratification of appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2002.

                    FOR                 AGAINST               ABSTAIN
                    ---                 -------               -------
                 27,291,194             245,926               312,150


                                    Part II.

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the OTC Bulletin Board (OTCBB Symbol:
RDOC.OB). On February 14, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market because the common stock failed to maintain a minimum bid price of $1.00 per share as required under Nasdaq rules. The common stock was delisted by EASDAQ on March 2, 2001, and by the Pacific Exchange on April 17, 2001 for a failure to satisfy a similar minimum bid price requirement.

Set forth below are the high and low bid prices for the Company's common stock furnished by the OTC Bulletin Board for each quarter within the last two fiscal years of the Company. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    Common Stock
                                                     (RDOC.OB)
                                                ----------------------
              Fiscal Year Ended 2002            High            Low
              ----------------------            ----            ---

              First Quarter                     $0.160          $0.060
              Second Quarter                    $0.105          $0.040
              Third Quarter                     $0.065          $0.025
              Fourth Quarter                    $0.060          $0.025

              Fiscal Year Ended 2001
              ----------------------

              First Quarter                     $0.438          $0.156
              Second Quarter                    $0.180          $0.085
              Third Quarter                     $0.110          $0.055
              Fourth Quarter                    $0.190          $0.040

As of March 13, 2003 there were 221 holders of record of the common stock.

Recent Sale of Unregistered Securities

During the fourth quarter of 2002, the Company issued a total of 3,078,000 shares of common stock to an accredited investor upon conversion of preferred stock. The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Sections 3(a)(9) and 4 (2).

In January 2003, the Company granted to each of Jack W. Moorman and Paul Pankow, directors of the Company, a 10-year option to purchase an aggregate of 100,000 shares of common stock of the Company at an exercise price of $0.035 per share, of which 25,000 shares became exercisable on January 28, 2003 and the remaining 75,000 shares shall become exercisable over a period of 48 months commencing on February 21, 2003, at a rate of 1,562.50 shares per month. The options were granted pursuant to the Company's 2000 Long-Term Performance Plan.

In February 2003, the Company granted options to its employees to purchase an aggregate of 910,100 shares of the Company's common stock, exercisable commencing on February 28, 2004 and expiring on February 27, 2013. Included in the foregoing grant of options for an aggregate of 910,100 shares, were the grant of options to purchase 300,000, 125,000 and 80,000 shares of common stock of the Company to Ramesh C. Trivedi, the president and chief executive officer of the Company, Leland Witherspoon, vice president of engineering of the Company and Charles J. Novak, chief financial officer of the Company, respectively. The purchase price of these options is $0.025 per share, the closing price of the Company's common stock on February 28, 2003. The options were granted pursuant to the Company's 1995 Stock Plan, 1998 Stock Option Plan and 2000 Long-Term Performance Plan.

Equity Compensation Plans

The following table provides information as of the fiscal year ended December 31, 2002 with respect to our compensation plans (including individual compensation arrangements).


                                     EQUITY COMPENSATION PLAN INFORMATION TABLE

                                         (a)                           (b)                        (c)

Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))

Equity compensation plans
approved by security
holders (1)                          1,608,971 (2)                    $ 1.28                     1,122,607

Equity compensation plans not
approved by security holders           100,000 (3)                    $0.055                        ----




Total                                1,708,971                        $ 1.21                     1,122,607


(1) Includes the Company's 1991, 1995 and 1998 Stock Option Plans and its 2000 Long-Term Performance Plan.

(2) Does not include options to purchase an aggregate of 910,100 shares of common stock of the Company, granted to employees of the Company in February 2003.

(3)  100,000 warrants for consulting services.

Item 6. Management's Discussion and Analysis

The following discussion and analysis relates to the consolidated operations of the Company and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

Results of Operations (2002 vs. 2001)

Revenue of $5.2 million for the year ended December 31, 2002, was down 43% when compared to $9.1 million for the year ended December 31, 2001. While revenue decreased, expenses were reduced, yielding a 2002 net loss of $2.8 million compared to a 2001 net loss of $3.4 million.

The Company shipped six ROBODOC systems and one NeuroMate system in 2002. Only two of these ROBODOC systems, one under an operating lease, and the NeuroMate system were recognized as revenue during 2002 as compared to eight systems being recognized as revenue during 2001, which resulted in a decrease in revenues of $4.2 million. The other four ROBODOC systems shipped in 2002 are reported as unearned income and will be recognized as revenue upon the completion of training and installation of the equipment at the end user site except when the sales contract requires formal customer acceptance. The Company modestly grew its systems parts and services revenue without the benefit of growth of the installed base when comparing the year ended December 31, 2002 to 2001. Product development revenue increased by $175,000, or 21% when comparing the year 2002 to 2001, with two large contracts being completed in late 2002. The gross margin improved from 57% in 2001 to 65% in 2002 due to the change in product mix favoring the stronger margins of product development revenue over the lower margins realized in system sales.

Selling, general and administrative expenses were 15% lower in 2002 than 2001 as the result of personnel reduction and a continuing focus on cost control. Research and development expense for 2002 when compared to the same expense in 2001, decreased 28% due to reduced personnel and lower fixed costs. Other expense, net includes a $201,000 gain and a $150,000 loss on foreign currency exchange in 2002 and 2001, respectively, primarily related to intercompany amounts owed by and to the Company's wholly-owned subsidiaries. Other income, net for 2002 included approximately $64,000 of sublease income related to the Davis, California location.

During the fourth quarter of 2001, the Company discovered clerical errors which arose in 2001 relating to the elimination of certain intercompany sales by its wholly-owned French subsidiary. In 2001, the Company recorded a fourth quarter adjustment to reduce net revenue by approximately $516,000 and to reduce cost of revenue by an equivalent amount. This adjustment related to an equivalent amount of net revenue and cost of revenue for the first three quarters of 2001 of approximately $299,000, $150,000 and $67,000, respectively. The impact of this adjustment had no effect on previously reported gross margin, operating loss, net loss or net loss per share for the 2001 interim periods or the fourth quarter of 2001.

Liquidity

The reports of the Company's independent auditors on the 2002 and 2001 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company believes that it has a viable plan to address these issues and enable it to continue to operate through the end of 2003. This plan includes increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that the Company will be successful. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Through December 31, 2002, the Company has been funded through operations and sales of equity securities (see, however, "Capital Resources"). At December 31, 2002, the "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .23. It has been difficult for the Company to meet financial obligations, including payroll, as they come due, and the Company expects this situation to continue through 2003.

Net cash used in operating activities was $972,000 for the year ended December 31, 2002. This primarily resulted from the loss from continuing operations of $2,818,000 plus an increase in the accounts receivable balance of $678,000 offset by a decrease in inventory of $373,000, an increase of $320,000 in accounts payable and an increase in unearned income of $1,303,000. The increase in accounts receivable, decrease in inventory and increase in unearned income were a result of limited sales of the ROBODOC and NeuroMate systems during the year. The increase in accounts payable is directly related to lack of cash resulting in delayed vendor payments. The Company expects to derive most of the cash required to support operations through sales of the ROBODOC System. Continued conversion of the inventory balance into cash, as well as collection of the account receivables, is critical to the Company's survival in 2003.

The Company has the following contractual obligations and commercial commitments at December 31, 2002:

                                                      Less                        More
                                                      Than                        Than
                                       Total         1 year       1-3 years      3 years
                                       -----         ------       ---------      -------

Facility operating leases             $1,158,000     $487,000      $671,000        $0
Equipment operating leases                37,000       37,000            0
Research grant                           103,000


The Company will require substantial funds for further product development, future clinical trials, regulatory approvals, and the marketing of the products. The Company's future capital requirements will depend upon the progress of the research and development programs; the time and costs involved in securing regulatory approvals; the cost of filing, defending and enforcing the intellectual property rights; and competing technology and market developments. Future expenditures for product development and clinical trials are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

The financial statements of Integrated Surgical Systems, S.A. ("ISS-SA"), the wholly-owned French subsidiary for the year ended December 31, 2002 have net assets of less than 50% of ISS-SA's capital stock. This equity deficit is considered to be a sign of bankruptcy under French law. Unless this situation is remedied, a third party or the French courts could petition for correction or the dissolution of ISS-SA. The Company plans to correct this equity deficiency by converting a portion of ISS-SA's intercompany payables into equity of ISS-SA.

At December 31, 2002, the Company had amounts due to the executive officers of the Company of approximately $383,000, in the aggregate, in the form of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Approximately $89,000, $223,000 and $53,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company, approximately $15,000 included in accrued payroll and related expense due to Leland Witherspoon, vice president of engineering of the Company, and approximately $3,000 included in accrued payroll and related expense due to Charles J. Novak, chief financial officer of the Company.

Capital Resources

On March 13, 2003 there were 42.0 million shares of the Company's common stock outstanding, trading in the over-the-counter market at $0.030 a share, giving the Company a market capitalization of $1.3 million. In the first quarter of 2001, the Company's common stock and warrants were delisted by the Nasdaq because the stock did not maintain the market's minimum bid price of $1.00 per share. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and make it more difficult for investors to sell.

The Company has received net proceeds of $696,000 through the equity line of credit since it was consummated in April 2000 through December 31, 2002, and has $11.3 million in additional credit on which to draw. However, the terms of the agreement provide that the Company may not take advantage of the line of credit if the contemplated transaction results in the lender's ownership of more than 4.9% of the common stock. At December 31, 2002, the Company had 41,978,469 shares of common stock outstanding. A theoretical purchase of 4.9% of the shares on that date, the maximum available under the line, would have provided net proceeds of $62,000.

At December 31, 2002, the Company had 250 shares of convertible preferred stock outstanding. Each share of preferred stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock over the five trading days preceding the date of conversion. Because there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion. These shares acquired at a 20% discount from the market price, may then be sold at market price realizing a profit on the difference.

The holders of the preferred stock could also engage in short sales of the common stock after delivering a conversion notice to the Company, which could contribute to a decline in the market price of the Company's common stock and give them the opportunity to profit from that decrease by covering their short position with the converted shares acquired at a 20% discount to the prevailing market price. This activity, or the possibility of such activity, could exacerbate any decline or impede any increase in the market price of the Company's common stock.

The Company does not expect, therefore, that it will be able to raise significant funds through the sale of equity securities in 2003.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates, including those related to bad debts, inventories, impairment of assets, warranties, contingencies and litigation. The Company bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the consolidated financial statements:

     The Company recognizes revenue from sales of its products upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Where the Company's products are not covered by separate service agreements, the Company reserves against the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required.

     The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those the Company projected, additional inventory write-downs may be required.

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under statement SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lives Assets." The adoption of SFAS No. 142 on January 1, 2002 did not have an impact on the Company's consolidated financial position, cash flows or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003, and does not expect that the adoption will have any adverse impact on the consolidated financial position, cash flows or results of operations.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of SFAS No. 144 effective January 1, 2002, did not have an impact on the Company's consolidated financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No.
123. "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosure requirements in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-KSB. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the consolidated financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial

Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on the consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on the Company's consolidated financial position, cash flows or results of operations.

Risk Factors and Cautionary Statement Regarding Forward-Looking Information

The Company cautions that this Form 10-KSB contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the board of directors. The plans and results of operations will be affected by the Company's ability to manage any growth and working capital and the ability to finance future operations, none of which is assured. In addition, the risk factors that follow may affect the actual results and may cause actual results to differ materially from those expressed in or implied by any forward-looking statement. These risk factors are not an exhaustive list. Additional factors are discussed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update such factors in the future.

The reports of the Company's independent auditors on the 2002 and 2001 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company believes that it has a viable plan to address these issues and enable the Company to continue through the end of 2003. This plan includes increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that it will be successful. In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Prior to the three month period ended December 31, 2002, the Company has not had an operating profit, nor net income. The financial results for the quarter ended December 31, 2002 reports the first quarterly operating profit in the history of the Company. Although the Company reported an operating loss for the year 2002 of $2,818,000, this loss is considerably less than each of the prior six years since the Company's Initial Public Offering in November 1996. There can be no assurance that the Company will be able to maintain operating income in future periods, or revenue levels from the sale of products to sustain this profitability.

The Company's future financial performance will depend almost entirely on sales of the ROBODOC System. The Company expects to derive most of its near-term revenue from sales of the ROBODOC System. Having recognized revenue on two systems in 2002 and eight systems in 2001, the Company must develop an effective sales and marketing organization and expend sufficient funds to inform potential customers of the distinctive characteristics and advantages of using the system instead of traditional surgical tools and procedures.

Because the ROBODOC System employs innovative technology rather than an improvement of existing technology, and because it represents a substantial capital expenditure, the Company expects to encounter resistance to change, which it must overcome if the system is to achieve significant market acceptance.

Furthermore, the Company's ability to market the ROBODOC System in the U.S. is dependent upon clearance by the FDA. The Company can give no assurance that it will receive FDA clearance, or that the ROBODOC System will achieve the market acceptance in the U.S. and foreign markets to generate sufficient revenue to secure profitability.

The Company is dependent on foreign sales. Most of the sales have been to customers in Germany and Japan. Until such time, if ever, as the Company receives clearance from the FDA to market the ROBODOC System in the U.S., it will continue to be subject to the risks of foreign sales. These risks include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, changes in regulatory requirements, customs duties and export quotas and other trade restrictions. Any of these risks could have a material adverse effect on the business. To date, payment for substantially all systems has been fixed in U.S. dollars. However, future customers may not be willing to make payment for the products in U.S. dollars. If the U.S. dollar strengthens substantially against the foreign currency of a country in which the Company sells the products, the cost of purchasing the products in U.S. dollars would increase and may inhibit purchases of the products by customers in that country. The Company is unable to predict the nature of future changes in foreign currency markets or the effect, if any, they may have on the Company.


The Company's ability to maintain operations in foreign countries will depend on whether it can continue to comply with any minimum capitalization criteria required in such countries, and given the lack of adequate liquidity, there is no assurance that the Company will be able to comply with such requirements in the future. In the event that the Company cannot meet the minimum capital requirements to operate in foreign countries, it may be required to cease operations in those countries.

The Company's quarterly revenue and results of operations may fluctuate and may not be indicative of expected revenue and results of operations for the full year. The level of revenue and results of operations fluctuate with the number of ROBODOC Systems sold. The number and timing of the systems sold may cause revenue and earnings to vary significantly on a quarterly basis and a quarter's results may not be indicative of revenue and earnings for the full year.

The Company may not be able to secure the regulatory approvals needed to expand the sales of the products to new foreign markets. The introduction of the products in foreign markets has subjected and will continue to subject the Company to foreign regulatory approvals. These approvals may be unpredictable and uncertain and may impose substantial additional costs and burdens. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on medical devices. The Company can give no assurance that any of the products will receive further approvals.

The Company needs, but has not yet secured, clearance from the FDA to market the ROBODOC System in the U.S. In December 2000, the Company began U.S. clinical trials designed to demonstrate that the ROBODOC System is safe and effective for its intended use as an alternative to other surgical power tools and manual devices used in hip replacement surgery. The trials anticipate the completion of hip replacement surgeries in 188 subjects performed at three or four clinical trial sites. The Company has established three sites, Sutter General Hospital in Sacramento, California, the University of Arkansas in Little Rock, Arkansas and Buffalo General Hospital in Buffalo, New York. As of December 31, 2002, 42% of the mandated total surgeries have been performed.

The Company can provide no assurance that, at the completion of the clinical trials, the FDA will grant clearance to market the system in the U.S. and that such clearance will not include unfavorable limitations or restrictions.

Even after receipt of any FDA clearance to market, the Company expects that the FDA will consider any new ROBODOC surgical applications to be new indications for use, which generally require FDA clearance prior to marketing. The FDA may require additional approvals before allowing the Company to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in the ROBODOC System. The FDA will likely require new clinical data to support new indications and may require new clinical data for clearance of enhanced technological characteristics.

The Company may not be able to comply with quality system and other FDA reporting and inspection requirements. Assuming that the Company secures the necessary FDA clearances for the products, in order to maintain these clearances the Company must, among other things, register its establishment and list the devices with the FDA and with certain state agencies, the Company must maintain extensive records, report any adverse experiences on the use of the products and submit to periodic inspections by the FDA and state agencies, The Food, Drug and Cosmetic Act also requires devices to be manufactured in accordance with the quality system regulation, which sets forth good manufacturing practices requirements with respect to manufacturing and quality assurance activities.

Noncompliance with FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device the Company manufactures or distributes.

The manufacture and sale of medical products exposes the Company to the risk of significant damages from product liability claims. The Company maintains product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. Although the Company has not experienced any product liability claims to date, a successful claim in excess of the Company's insurance coverage could have a materially adverse effect on the business, financial condition and results of operations of the Company.

The Company has produced a limited number of commercial ROBODOC Systems and may not be able to manufacture the systems at a cost or in such quantity as will be necessary for profitable operation. Manufacturers often encounter difficulties in scaling up for manufacturing new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. The Company can give no assurance that production yields, costs or quality will not be adversely affected as the Company seeks to increase production, and any such adverse effect could have a material adverse effect on the business, financial condition and results of operations.

The Company is dependent on the suppliers of robots. Although the Company has multiple sources for most of the components, parts and assemblies used in the systems, the Company is dependent on Sankyo Seiki MFG.CO., LTD of Japan for the robot arm of the ROBODOC System and has entered into an agreement with Sankyo for the purchase and use of Sankyo industrial products, and Audemars-Piguet of Switzerland for the supply of the customized NeuroMate robot. Although the Company believes it can secure a robot arm for either system from other suppliers, the Company can give no assurance that delays resulting from the engineering effort to adapt alternative components would not have a material adverse effect on the business, financial condition and results of operations.

The Company depends heavily on the principal members of the management team and on the engineers. The Company's growth and future success will depend in large part on the continued contributions of the key technical and senior management personnel. Dr. Ramesh Trivedi, the Company's President and Chief Executive Officer, Charles J. Novak, the Company's Chief Financial Officer and Leland Witherspoon, the Company's Vice President, Engineering, are employed pursuant to employment agreements terminable by the Company or by such officer at any time. None of the executives or technical personnel, other than Dr. Trivedi, Mr. Novak and Mr. Witherspoon are employed pursuant to an employment agreement. The loss of the services of Dr. Trivedi, Mr. Novak, Mr. Witherspoon or other senior management or key technical personnel could have a material adverse effect on the business, financial condition, cash flows and results of the Company's operations.

The Company's success may depend, in part, on its ability to defend its intellectual property. The Company has secured patent and other proprietary right protection for the technologies and relies on trade secrets, proprietary know-how and continuing technological innovation to develop the products. Any defense of the intellectual property could be costly and require significant time and the attention of the management and technical personnel.

Purchases of the Company's shares are subject to the SEC's penny stock rules. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and make it more difficult for investors to sell.

Item 7. Financial Statements

The financial statements follow Item 14 of this report.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

The Company did not have any changes in or disagreements with the accountants on accounting and financial disclosure.

                                    Part III

Item 9. Directors, Executive Officers and Control Persons; Compliance with
        Section 16(A) of the Exchange Act

The Company's executive officers and directors are listed below:

    Name                    Age    Position with the Company
    ----                    ---    -------------------------

    Ramesh C. Trivedi       63     President, Chief Executive Officer, Director
    Charles J. Novak        55     Chief Financial Officer, Treasurer, Secretary
    Leland Witherspoon      50     Vice President
    Falah Al-Kadi           52     Chairman of the Board of Directors
    Jack W. Moorman         55     Director
    Paul A.H. Pankow        72     Director

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

Charles J. Novak has been the chief financial officer since joining Integrated Surgical Systems in July 2002. From September 2001 to December 2001, Mr. Novak was the vice president of finance and administration and CFO for Realty Plus Online, a real estate software transaction system company. From January 2001 to September 2001, he was the vice president of finance and administration and CFO for WebRaiser Technologies, Inc., an integration and professional services firm. From February 1999 to January 2001, Mr. Novak was the director of operations for MRI Sierra International Group, Inc., an executive search firm. From September 1995 to February 1999, he was the assistant corporate controller for USCS International, Inc., a supplier of customer management software and open billing solutions. Prior to that, Mr. Novak served in executive management positions for Describe, Inc. and HealthTek, Inc. and he served in various management positions with the Hewlett-Packard Company. Mr. Novak earned his BS in Accounting from Lewis University in Lockport, Illinois.

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

Falah Al-Kadi has been chairman of the board of directors since January 2000 and a director since December 1999. Mr. Al-Kadi is vice chairman of International Licensing Holding sal ("ILTAG"), a position he has held since 1994. ILTAG is a Lebanese holding company registered under Commercial Registration no. 855.

Jack W. Moorman has been a director of the Company since October 2002. Since August 2002, Mr. Moorman has been president and chief executive officer of Microbar Inc., a capital equipment manufacturer of advanced chemical management systems, and acted as interim president of Microbar Inc., from December 2001 to August 2002. From December 2000 to December 2001, Mr. Moorman was a self-employed start-up consultant to various companies. From July 1999 to December 2000, Mr. Moorman served as President of Vivant Medical Incorporated, an early stage venture capital funded medical device company, which merged with MCT Medical Inc., a liver tumor ablation medical device company founded by Mr. Moorman in November 1998. From June 1999 to July 1999, Mr. Moorman provided business and consulting services to the Company. From December 1997 to July 1999, Mr. Moorman was self employed as a business and technical consultant in parallel with MCT Medical Inc. Mr. Moorman received his BS in Ceramic Engineering from the University of Illinois and his MS in Management from Stanford Graduate School of Business.

Paul A. H. Pankow has been a director of the Company since January 2002. Mr. Pankow previously served as a director of the Company from May 1995 through December 1999. Since March 1995, Mr. Pankow has been president of PAP Consulting, a business and technical consulting firm. From September 1959 to February 1995, he held various positions with 3M Corporation, most recently as a vice president of its Imaging Systems Division, staff vice president of Digital Imaging Application Center and staff vice president of special programs. He currently serves as a member of several private boards. Mr. Pankow received his B.S. in mechanical engineering and business administration from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2002, except that (i) Mr. Trivedi has not filed reports on Form 4 or 5 with respect to options granted to him; (ii) Mr. Novak filed late a statement of change in beneficial ownership on Form 4 with respect to the options granted to him; and (iii) Mr. Al-Kadi has not filed an initial report of beneficial ownership on Form 3 upon being appointed a director of the Company, nor has he filed reports on Form 4 or on Form 5 with respect to options granted to him.

Item 10. Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2002, 2001 and 2000, the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2002 (collectively, the "Named Executive Officers").




                                          Summary Compensation Table
                                                                                           Long-Term
                                                   Annual Compensation                    Compensation
                                                   -------------------                    ------------

                                                                                           Securities
              Name and                                       Cash                          Underlying
         Principal Position        Year      Salary          Bonus        Other (1)         Options
         ------------------        ----      ------          -----        ---------         -------

     Ramesh C. Trivedi              2002    $302,215           $0         $16,752                  0
     President and Chief            2001     301,434            0          17,214                  0
     Executive Officer              2000     302,215            0          29,003            240,000
     --------------------------------------------------------------------------------------------
     Leland Witherspoon             2002     142,600            0               0                  0
     Vice President,                2001     141,335            0               0                  0
     Engineering                    2000     141,400            0               0             30,000


(1) Represents expense allowances paid under the terms of Dr. Trivedi's employment agreement.

Employment Agreements

Dr. Ramesh Trivedi serves as President and Chief Executive Officer of the Company pursuant to an employment agreement with the Company dated December 8, 1995, as amended on March 31, 1998, terminable at will by either party. Pursuant to such employment agreement, Dr. Trivedi is to receive a base salary of $23,320 per month and incentive compensation. Pursuant to such employment agreement, Dr. Trivedi received a 10-year option to purchase an aggregate of 100,000 shares of common stock of the Company at a purchase price of $4.75 per share, the closing price of the Company's common stock on February 19, 1998, exercisable as follows: (i) 28,125 exercisable immediately and (ii) the remaining 71,875 shares exercisable over a period of 48 months commencing on February 19, 1998. Dr. Trivedi's employment with the Company is for no specified period and constitutes at-will employment. However, it is provided in the employment agreement that in the event (i) that Dr. Trivedi is terminated by the Company for reasons other than for Cause (as defined in his employment agreement), he will be entitled to receive severance pay of his base salary for a period of 18 months from the date of termination; and (ii) the vesting of his option as indicated above will accelerate and become immediately exercisable at the time of termination.

On February 14, 2003, the Company entered into substantially similar employment agreements with Charles J. Novak and Leland Witherspoon (individually, the "Executive") to serve as Chief Financial Officer and Vice President, Engineering, respectively, of the Company. The employment agreements provide for an annual base salary of $10,000 and $11,883.34 per month to Mr. Novak and Mr. Witherspoon, respectively, and such incentive compensation as shall be determined from time to time by the Board of Directors of the Company. The Executives' employment with the Company is for no specified period and constitutes at-will employment. However, it is provided in each of the employment agreements that in the event (i) that the Executive is terminated by the Company for reasons other than for Cause (as defined in his employment agreement), the Executive will be entitled to receive severance pay of his base salary for a period of three months from the date of termination; and (ii) of any consolidation or merger of the Company with or into another entity, or the sale of all or substantially all of the assets of the Company to another entity, the Executive is unable to reach a reasonable agreement of employment with such entity, he will be entitled to receive severance pay of his base salary for a period of six months from the date of termination, provided, however, the Executive agrees to make reasonable efforts to assist such entity in its transition for a reasonable period of time.

Stock Options

There were no grants of stock options under any of the Company stock option plans to the Named Executive Officers during the fiscal year ended December 31, 2002.

The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options held at December 31, 2002, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2002. The value of the unexercised in-the-money options at December 31, 2002, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2002. The closing sale price of the common stock on December 31, 2002 was $0.040 per share.



               Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values

                                 Shares Acquired
                                 Upon Exercise           Number of Securities             Value of Unexercised
                                  of Options                  Underlying                      In-The-Money
                                 During Fiscal            Unexercised Options                  Options at
                                     2002                at December 31, 2002               December 31, 2002
                                     ----                --------------------               -----------------
                                          Value
Name                         Number     Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                         ------     --------     -----------    -------------     -----------    -------------

Ramesh C. Trivedi                0          -             665,002            82,415        0               0
Leland Witherspoon               0          -              66,875             8,125        0               0


Item 11. Security Ownership of Certain Beneficial  Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 13, 2003 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary
Compensation Table above and (iv) all directors and officers as a group.

                                                                                    Percentage of
                                                             Amount and Nature      Common Stock
                                                                of Beneficial       Beneficially
                Name                                            Ownership (1)         Owned (2)
                ----                                            -------------         ---------

International Business Machines Corporation (3)               2,248,900    (4)           5.09%
ILTAG International Licensing Holding S.A.L. (9)              3,461,198    (5)           7.87%
Ramesh C. Trivedi (6)                                           704,361    (7)           1.65%
Leland Witherspoon (6)                                           80,859    (8)               *
Falah Al-Kadi (9)                                             3,515,886   (10)           7.98%
Jack W. Moorman (11)                                             31,250   (12)               *
Paul A.H. Pankow (6)                                             31,250   (12)               *
All directors and officers as a group (6 persons)             4,363,606                  9.73%

----------------------------------------------------------------------------------------------


*        Less than one percent.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Based on 41,978,469 shares of common stock outstanding as of March 13, 2003.

(3)  Address is Old Orchard Road, Armonk, N.Y. 10504

(4) Includes warrants to purchase 2,206,479 shares of common stock at an exercise price of $0.01 per share.
(5) Includes warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.027 per share.
(6) Address is c/o Integrated Surgical Systems, Inc., 1850 Research Park Drive, Davis, California 95616.
(7) Includes 690,361 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within 60 days - 316,907 shares at an exercise price of $0.07 per share, 120,000 shares at an exercise price of $3.00 per share, 247,244 shares at an exercise price of $1.81 per share, and 6,210 shares at an exercise price of $0.10 per share. Does not include options to purchase 57,056 shares at an exercise price of $1.81 per share and 300,000 shares at an exercise price of $0.025 per share, none of which are currently exercisable.
(8) Includes 69,375 shares that Mr. Witherspoon may acquire upon exercise of stock options exercisable within 60 days - 45,000 shares at an exercise price of $3.00 per share and 24,375 shares at an exercise price of $1.81 per share. Does not include options to purchase 5,625 shares at an exercise price of $1.81 per share and 125,000 shares at an exercise price of $0.025 per share, none of which are currently exercisable.
(9) Address is c/o Dogmoch Group of Companies, Adnan Al Hakim St., Assaf Bldg., P.O. Box 135660, Beirut, Lebanon .
(10) Includes 1,461,198 shares and warrants to purchase 2,000,000 shares of the Company's common stock, all of which are owned by ILTAG, an affiliate of Dogmoch, of which Mr. Al-Kadi is Vice-Chairman, and 54,688 shares that Mr. Al-Kadi may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.06 per share. Does not include options to purchase 45,312 shares at an exercise price of $0.060 per share, none of which are currently exercisable.
(11) Address is c/o Microbar Inc. 1252 Orleans Drive, Sunnyvale, California
     94089.
(12) Includes 31,250 shares that may be acquired upon exercise of stock options exercisable within 60 days at an exercise price of $0.035 per share. Does not include options to purchase 68,750 shares at an exercise price of $0.035 per share, none of which are currently exercisable.

Item 12. Certain Relationships and Related Transactions

During the fiscal year ended December 31, 2001, Ramesh Trivedi, president and chief executive officer of the Company, on five separate occasions, advanced to the Company, in the aggregate, $477,000 in order for the Company to meet its payroll obligations. Each of these advances was non-interest bearing and was repaid within one to five days.

At December 31, 2001, the Company had amounts due to Ramesh Trivedi, president and chief executive officer, of approximately $193,000: $50,000 of this amount related to salary deferred in the fourth quarter of 2001, included in accrued payroll and related expense, and $143,000 related to unreimbursed travel expenses, included in accounts payable.

At December 31, 2002, the Company had amounts due to the executive officers of the Company of approximately $383,000 in the aggregate, in the form of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Approximately $89,000, $223,000 and $53,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company, approximately $15,000 are included in accrued payroll and related expenses due to Leland Witherspoon, vice president of engineering of the Company, and approximately $3,000 are included in accrued payroll and related expense due to Charles J. Novak, chief financial officer of the Company.

See also "Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sale of Unregistered Securities" and "Item 10 - Executive Compensation - Employment Agreements."

Item 13. Controls and Procedures

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


Item 14. Exhibits and Reports on Form 8-K

Exhibit     Description
-------     -----------

3.1         Composite of Restated Certificate of Incorporation of the Registrant, as amended. *
3.2         By-laws of the Registrant, as amended. (1)
3.3         Certificate of Designations for Series F Convertible Preferred Stock. (4)
3.4         Certificate of Designations for Series G Convertible Preferred Stock. (11)
3.5         Certificate of Designations for Series H Convertible Preferred Stock. (12)
4.1         Form of warrant issued to the underwriters for the Registrant's initial public offering in November
            1996. (2)
4.2         Form of Warrant Agreement relating to the Registrant's Redeemable Common Stock Purchase Warrants. (2)
4.3         Specimen Common Stock Certificate. (2)
4.4         Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.5         1998 Stock Option Plan. (5)
4.6         Employee Stock Purchase Plan. (5)
4.7         Common Stock Purchase Warrant issued by the Registrant to  International  Business  Machines  Corporation
            ("IBM"), dated February 6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein). (2)
4.8         Stockholders'  Agreement  between  the  Founders of the  Registrant  and IBM,  dated  February 6, 1991 as amended. (2)
4.9         Common Stock  Purchase  Warrant  issued by the  Registrant to IBM,  dated  December 21, 1995 (included as
            Exhibit I to Exhibit 10.5 herein). (2)
4.10        Series D  Preferred  Stock  Purchase  Warrant  issued by the  Company to IBM,  dated  December  21,  1995
            (included as Exhibit H to Exhibit 10.5 herein). (2)
4.11        Warrant issued by the Registrant to Sutter Health, Sutter Health
            Venture Partners ("Sutter Health VP") and Keystone Financial
            Corporation ("Keystone"), dated December 21, 1995 (included as
            Exhibits K, L and M, respectively, to Exhibit 10.5 herein). (2)




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




10.7        Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.8        License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.9        Stock  Purchase  Agreement  dated as of September 5, 1997 between the  Registrant  and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A. (6)
10.10       Registration  Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A. (6)
10.11       Preferred Stock Purchase Agreement for Series A Convertible Preferred Stock. (7)
10.12       Preferred Stock Purchase Agreement for Series B Convertible Preferred Stock. (8)
10.13       Preferred Stock Purchase Agreement for Series C Convertible Preferred Stock. (3)
10.14       Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock. (3)
10.15       Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock. (9)
10.16       Preferred Stock Purchase Agreement for Series F Convertible Preferred Stock. (4)
10.17       Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (11)
10.18       Preferred Stock Purchase Agreement for Series H Convertible Preferred Stock. (12)
10.19       Stock and Warrant Purchase Agreement dated as of October 1, 1999 among the Registrant, ILTAG
            International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
10.20       Distribution Agreement dated November 12, 1999 between the Registrant and Spark 1st Vision GmbH & Co. KG. (14)
10.21       Mutual Termination Agreement dated May 9, 2000 between the Registrant and Spark 1st Vision GmbH & Co. KG. (14)
10.22       Personal Undertaking dated May 30, 2000 by ILTAG International Licensing Holding S.A.L. towards the
            Registrant. (14)
10.23       Personal Undertaking dated May 21, 2000 of Urs Wettstein. (14)
10.24       Personal Undertaking dated May 16, 2000 of Bernd Herrmann. (14)
10.25       Private Equity Line of Credit Agreement dated September 15, 2000 with Triton West Group, Inc. (14)
10.26       Escrow Agreement dated September 15, 2000 for the Equity Line of Credit Agreement (included as Exhibit A to Exhibit 10.26). (14)
10.27       Letter  Agreement dated October 6, 2000 amending the Private Equity Line of Credit Agreement dated
            September 15, 2000. (14)
10.28       Addendum One dated March 31, 1998 to Employment  Agreement between Registrant and Ramesh Trivedi dated
            December 8, 1995. *
10.29       Employment Agreement between Integrated Surgical Systems, Inc. and Charles J. Novak. *
10.30       Employment Agreement between Integrated Surgical Systems, Inc. and Leland Witherspoon. *
23.1        Consent of Ernst & Young LLP, Independent Auditors *
99.1        Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 *


--------------------------------------------------------------------------------------------------------------------------
* File Herewith

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-83067), declared effective on October 14, 1999.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-30422), declared effective on February 22, 2000.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. (6) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-31481), declared effective on November 14, 1997.

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

                                      Integrated Surgical Systems, Inc.


                           By: /s/ RAMESH C. TRIVEDI
                               -------------------------------------------------
                                   Ramesh C. Trivedi, President
                                   (Principal Executive Officer)


                            By: /s/ CHARLES J. NOVAK
                                ------------------------------------------------
                                    Charles J. Novak
                                    (Principal Financial and Accounting Officer)
Dated: March 27, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 27, 2003 in the capacities indicated.


        Signature                                  Title
        ---------                                  -----



/s/ RAMESH C. TRIVEDI          Chief Executive Officer, President and a Director
------------------------       (Principal Executive Officer)
Ramesh C. Trivedi


/s/ CHARLES J. NOVAK           Chief Financial Officer
------------------------       (Principal Financial and Accounting Officer)
Charles J. Novak


/s/ FALAH AL-KADI              Chairman of the Board
------------------------
Falah Al-Kadi


/s/ JACK W. MOORMAN            Director
------------------------
Jack W. Moorman


/s/ PAUL A.H. PANKOW           Director
------------------------
Paul A.H. Pankow

     I, Ramesh C. Trivedi, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Integrated Surgical Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 27, 2003                        By: /s/   RAMESH C. TRIVEDI
                                                --------------------------------
                                                      Ramesh C. Trivedi
                                                      Chief Executive Officer

     I, Charles J. Novak, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Integrated Surgical Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 27, 2003                        By: /s/   CHARLES J. NOVAK
                                                --------------------------------
                                                      Charles J. Novak
                                                      Chief Financial Officer

                        Integrated Surgical Systems, Inc.

                   Index to Consolidated Financial Statements




                                                                          PAGE
                                                                          ----

Report of Ernst & Young LLP, Independent Auditors                          F-2

Consolidated Balance Sheet at December 31, 2002                            F-3

Consolidated Statements of Operations for the years
   ended December 31, 2002 and 2001                                        F-4

Consolidated Statements of Convertible Preferred
   Stock and Stockholders' Equity (Deficit)                                F-5
   for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for
   the years ended December 31, 2002 and 2001                              F-6

Notes to Consolidated Financial Statements                                 F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2002, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficit of $3,448,642 and an accumulated deficit of $64,480,990 as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                               ERNST & YOUNG LLP

Sacramento, California
March 14, 2003

                        Integrated Surgical Systems, Inc.

                           Consolidated Balance Sheet
                                December 31, 2002



Assets
Current assets:
     Cash                                                          $     82,069
     Accounts receivable less allowance for
      doubtful accounts of $265,584                                   1,514,093
     Inventory                                                        1,702,708
     Other current assets                                               287,941
                                                                   ------------

Total current assets                                                  3,586,811

Property and equipment, net                                             167,493
Leased equipment, net                                                   194,596
Other assets                                                             10,603
                                                                   ------------
                                                                   $  3,959,503
                                                                   ============


Liabilities and stockholders' equity (deficit)
Current liabilities:
     Accounts payable                                              $  2,230,863
     Accrued payroll and related expense                                568,957
     Accrued liabilities                                                288,413
     Unearned income                                                  3,565,868
     Other current liabilities                                          381,352
                                                                   ------------

Total current liabilities                                             7,035,453

Note payable                                                            103,085
Commitments and contingencies (Notes 1, 8 and 9)

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     250 shares issued and outstanding
     ($250,496 aggregate liquidation value)                             250,496

Stockholders' equity (deficit):
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         41,978,469 shares issued and outstanding                       419,785
     Additional paid-in capital                                      61,849,581
     Accumulated other comprehensive loss                            (1,217,907)
     Accumulated deficit                                            (64,480,990)
                                                                   ------------
Total stockholders' equity (deficit)                                 (3,429,531)
                                                                   ------------
                                                                   $  3,959,503
                                                                   ============


See accompanying notes.


                                     Integrated Surgical Systems, Inc.

                                  Consolidated Statements of Operations



                                                                          Years ended December 31,
                                                                   ------------------------------------
                                                                       2002                     2001
                                                                   ------------            ------------

Net revenue                                                        $  5,162,854            $  9,136,223
Cost of revenue                                                       1,787,620               3,897,189
                                                                   ------------            ------------
                                                                      3,375,234               5,239,034

Operating expenses:
     Selling, general and administrative                              3,467,727               4,084,897
     Research and development                                         2,514,694               3,510,568
     Amortization of intangibles                                        497,858                 839,040
                                                                   ------------            ------------
                                                                      6,480,279               8,434,505
                                                                   ------------            ------------

Operating loss                                                       (3,105,045)             (3,195,471)

Other income (expense):
     Foreign currency exchange gain (loss)                              200,596                (149,552)
     Other, net                                                          86,702                  31,018
                                                                   ------------            ------------
Net loss before preferred stock accretion and dividend               (2,817,747)             (3,314,005)

Preferred stock accretion                                                  --                   (41,143)
                                                                   ------------            ------------
Net loss to common stockholders                                    $ (2,817,747)           $ (3,355,148)
                                                                   ============            ============

                                                                   ------------            ------------
Basic and diluted net loss per common share                        $      (0.07)           $      (0.09)
                                                                   ============            ============
Shares used in computing basic and diluted net loss per share        38,647,454              35,927,994
                                                                   ============            ============



See accompanying notes.





                                                           Integrated Surgical Systems, Inc.

                       Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)


                                                        Convertible Preferred Stock                   Stockholders' Equity (Deficit)
                                             ----------------------------------------------------     ------------------------------


                                                                         Additional                          Common Stock
                                                                          Paid-in                      ------------------------
                                              Shares       Amount         Capital          Total         Shares         Amount
                                             -----------------------    --------------------------     ------------------------

Balance at December 31, 2000                    1,089    $        11    $   974,455    $   974,466     23,207,676   $   232,077
   Preferred stock accretion                     --             --           41,143         41,143           --            --
   Conversions of preferred
     stock                                       (777)            (8)      (703,545)      (703,553)    10,020,850       100,209
   Shares issued in
     equity-line financings                      --             --             --             --        4,563,027        45,630
   Stock compensation, employees                 --             --             --             --          314,832         3,148
   Stock compensation,
     non-employees                               --             --             --             --          200,000         2,000
   Comprehensive loss:
     Net loss                                    --             --             --             --             --            --
     Foreign currency
     translation adjustments                     --             --             --             --             --            --
   Comprehensive loss                            --             --             --             --             --            --
                                               ---------------------    --------------------------     ------------------------
Balance at December 31, 2001                      312              3        312,053        312,056     38,306,385       383,064
   Conversions of preferred
     stock                                        (62)            (1)       (61,559)       (61,560)     3,078,000        30,780
   Stock compensation,
     non-employees                               --             --             --             --          594,084         5,941
   Comprehensive loss:
     Net loss                                    --             --             --             --             --            --
     Foreign currency
       translation adjustments                   --             --             --             --             --            --
   Comprehensive loss                            --             --             --             --             --            --
                                               ---------------------    --------------------------     ------------------------
Balance at December 31, 2002                      250    $         2    $   250,494    $   250,496     41,978,469   $   419,785
                                               =====================    ==========================     ========================


                                                                   F-5








                                           Integrated Surgical Systems, Inc.

                Consolidated Staements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

                                                                    Stockholders' Equity (Deficit)
                                           -----------------------------------------------------------------------------
                                                                Accumulated
                                            Additional             Other                                     Total
                                              Paid-in          Comprehensive        Accumulated          Stockholders'
                                              Captial              Loss               Deficit           Equity (Deficit)
                                           -----------------------------------------------------------------------------


Balance at December 31, 2000               $ 60,550,929        $   (536,413)        $(58,308,095)        $  1,938,498
   Preferred stock accretion                       --                  --                (41,143)             (41,143)
   Conversions of preferred
     stock                                      603,344                --                   --                703,553
   Shares issued in
     equity-line financings                     586,370                --                   --                632,000
   Stock compensation, employees                 31,141                --                   --                 34,289
   Stock compensation,
     non-employees                               22,000                --                   --                 24,000
   Comprehensive loss:
     Net loss                                      --                  --             (3,314,005)          (3,314,005)
     Foreign currency
     translation adjustments                       --              (752,024)                --               (752,024)
                                                                                                         ------------
   Comprehensive loss                              --                  --                   --             (4,066,029)
                                           --------------------------------------------------------------------------
Balance at December 31, 2001                 61,793,784          (1,288,437)         (61,663,243)            (774,832)
   Conversions of preferred
     stock                                       30,780                --                   --                 61,560
   Stock compensation,
     non-employees                               25,017                --                   --                 30,958
    Comprehensive loss:
     Net loss                                      --                  --             (2,817,747)          (2,817,747)
     Foreign currency
       translation adjustments                     --                70,530                 --                 70,530
                                                                                                         ------------
   Comprehensive loss                              --                  --                   --             (2,747,217)
                                           --------------------------------------------------------------------------
 Balance at December 31, 2002              $ 61,849,581        $ (1,217,907)        $(64,480,990)        $ (3,429,531)
                                           ===========================================================================








See accompanying notes.


                                      F-5 (continued)


                                  Integrated Surgical Systems, Inc.

                                Consolidated Statements of Cash Flows
                                     Increase (Decrease) in Cash


                                                                            Years ended December 31,
                                                                     ------------------------------------
                                                                         2002                     2001
                                                                     -----------              -----------
Cash flows from operating activities:
Net loss                                                             $(2,817,747)             $(3,314,005)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation                                                         208,285                  403,914
    Provision for losses on accounts receivable                         (181,358)                 (64,779)
    Amortization of intangible assets                                    497,858                  839,040
    Stock compensation, non-employees                                     30,958                   58,289
    Changes in operating assets and liabilities:
       Accounts receivable                                              (678,069)                 365,768
       Inventory                                                         372,545                1,745,033
       Other current assets                                              (40,796)                  92,312
       Accounts payable                                                  319,781                  307,310
       Accrued payroll and related expenses                               82,508                  (73,048)
       Accrued liabilities                                                56,933                 (140,834)
       Unearned income                                                 1,303,397                 (273,159)
       Other current liabilities                                        (126,678)                (183,090)
                                                                     -----------              -----------
Net cash (used) in operating activities                                 (972,383)                (237,249)

Cash flows from investing activities:
Principal payments received on sales-type lease                           45,545                   58,553
Purchases of property and equipment                                      (13,676)                 (17,245)
Disposal of property and equipment                                           738                     --
                                                                     -----------              -----------
Net cash provided by investing activities                                 32,607                   41,308

Cash flows from financing activities:
Payments on notes payable                                                   --                   (248,438)
Payments on bank loan                                                       --                    (41,336)
Net proceeds from issuance of note payable                                  --                    200,000
Proceeds from sale of common stock and warrants                             --                    632,000
Proceeds from officers advances, deferred salaries and
   unreimbursed travel expenses                                          260,591                  670,000
Payments on officers advances, deferred salaries and
   unreimbursed travel expenses                                          (70,592)                (477,000)
                                                                     -----------              -----------
Net cash provided by financing activities                                189,999                  735,226

Effect of exchange rate changes on cash                                   31,472                  (15,233)
                                                                     -----------              -----------
Net increase (decrease) in cash                                         (718,305)                 524,052
Cash at beginning of year                                                800,374                  276,322
                                                                     -----------              -----------
Cash at end of year                                                  $    82,069              $   800,374
                                                                     ===========              ===========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $      --                $       192

Supplemental disclosure of non-cash activity:
Supplemental disclosure of non-cash financing activities:
       Preferred stock accretion and dividend                        $      --                $    41,143
       Conversion of preferred stock                                 $    61,560              $   703,553



See accompanying notes.




                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 2002

1. Description of Business and Basis of Presentation

Integrated Surgical Systems, Inc. designs, manufactures, sells and services image-directed, computer-controlled robotic products for use in orthopaedic and neurosurgical procedures. The Company was incorporated in Delaware in 1990.

In 1997, the Company acquired a French company, Innovative Medical Machines International, S.A. ("ISS-SA"). ISS-SA, a wholly-owned subsidiary, manufactures and services neurosurgical products world-wide and distributes and services the orthopaedic products in Europe.

The Company has recurring operating losses, a working capital deficit of $3,448,642 and an accumulated deficit of $64,480,990 at December 31, 2002. The report of independent auditors on the Company's December 31, 2002 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a viable plan to address these issues and enable the Company to continue operating through the end of 2003. This plan includes increasing product sales in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that the Company will be successful. In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

2. Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of training and installation. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system. These contracts are accounted for under the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the completed contract and units-of-delivery method of accounting. Product development revenue is recognized when development is complete under the terms of the contract, the software has performed satisfactorily in a field test, and the customer has accepted the product. Losses on contracts are accrued in the period that such losses are determined.

                        Integrated Surgical Systems, Inc.

The Company recognizes revenue from leasing activities in accordance with SFAS No. 13, "Accounting for Leases." Accordingly, leases that transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases. Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the future minimum lease payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values. The Company is the lessor of equipment under operating leases expiring in various years. The cost of equipment subject to these leases is recorded as leased equipment and is depreciated on a straight-line basis over the estimated service life of the equipment. Operating lease revenue is recognized as earned over the term of the underlying lease.

Consolidation

The consolidated financial statements include the accounts of Integrated Surgical Systems, Inc. and the wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial position and results of the Company's foreign subsidiaries are measured in euros. Balance sheet accounts are translated into dollars at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. The resulting translation adjustments are recorded in the other comprehensive income section of stockholders' equity (deficit). The Company's foreign currency transactions are usually recorded and settled in the same foreign currency, without foreign exchange transaction gains or losses. Foreign exchange transaction gains or losses are, however, recognized when translating inter-company receivables and payables.

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

                        Integrated Surgical Systems, Inc.

Concentration of Credit Risk

The Company sells the products to companies in the healthcare industry, most of which are located in foreign countries. The Company requires a down payment when an order is received, with a progress payment upon shipment, and final payment upon completion of training and installation. The Company believes that adequate provisions for uncollectable accounts receivable has been made in the accompanying consolidated financial statements.

The Company maintains substantially all of the Company's cash at three financial institutions.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes cash deposited in bank checking accounts.

Fair Values of Financial Instruments

Active markets do not exist for the Company's financial instruments (long-term lease receivables and note payable) that are subject to the fair value disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 107. There are no quoted market prices for these assets and liabilities. Accordingly, the Company does not estimate the fair values of these financial instruments due to the limited information available and the significance of the cost to obtain independent appraisals for this purpose.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years or the lease term, whichever is shorter.

Operating Leases

The Company leases certain of the Company's systems to customers under cancelable operating leases. The typical lease period is 5 years and certain of the leases contain purchase options. The cost of systems under operating leases at December 31, 2002 was $663,941 and the related accumulated amortization thereon was $469,345.

Inventory

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the ROBODOC(R) and NeuroMate(R) Systems.

                        Integrated Surgical Systems, Inc.

Inventory consisted of the following at December 31, 2002:

          Raw materials                                        $  227,298
          Work-in-process                                         428,944
          Finished goods                                          844,315
          Deferred product development contract costs             202,151
                                                               ----------
                                                               $1,702,708
                                                               ==========

Warranty

The Company offers a one-year warranty for parts and labor on all ROBODOC and NeuroMate systems commencing upon the completion of training and installation except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor) as well as surgical disposables. Where the Company's products are not covered by separate service agreements, it provides for the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. During the year ended December 31, 2002, the Company recognized revenue for three systems all of which had service contract arrangements.

Changes in the Company's product liability for service contracts and warranties during the period are as follows:

December 31, 2001 balance                                           $   715,000
Service contracts and warranties issued during the period             2,143,000
Settlements made during the period                                      (62,000)
Changes in liability for pre-existing service
contracts and warranties during the period,
including expirations                                                (2,130,000)
                                                                    -----------
December 31, 2002 balance                                           $   666,000
                                                                    ===========


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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant

                        Integrated Surgical Systems, Inc.

using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 3.5% and 3.0%; dividend yield of 0%; volatility factors of the expected market price of the common stock of 0.955 and 1.010; and an expected life of the option of 4 years.

The weighted average grant date fair value of these options was $0.04 in 2002 and $0.05 in 2001. No options with option prices less than the fair market value of the Company's stock on the date of grant were granted to employees in 2002 or 2001.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.


                                                                        Year Ended December 31,
                                                                    2002                     2001
                                                                -----------               -----------
Net loss, as reported                                           $(2,817,747)              $(3,355,148)
Add:  stock-based employee compensation
          included in reported net loss                                --                      34,289
Less: stock-based employee compensation
          expense, determined under fair
          value method for all awards                               (62,946)                 (367,563)
                                                                -----------               -----------
Pro forma net loss                                              $(2,880,693)              $(3,688,422)
                                                                ===========               ===========

Loss per share:
    Basic and diluted net loss per share                        $     (0.07)              $     (0.09)
                                                                ===========               ===========
    Pro forma basic and diluted net loss per share              $     (0.07)              $     (0.10)
                                                                ===========               ===========


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

Significant Relationships and Foreign Sales

Three major foreign customers of the Company accounted for 16%, 13% and 11% of the Company's revenue during the year ended December 31, 2002, and these same three customers accounted for 39%, 0% and 0%, respectively for the year ended December 31, 2001. A significant ROBODOC System component, the custom-built

                        Integrated Surgical Systems, Inc.

robot arm, is manufactured by a single Japanese company. A French company is the sole supplier of the custom-built robot arm for the NeuroMate System. Any significant component supply delay or interruption could require the Company to search for new sources of supply, if available, and could have a material adverse effect on the financial condition, results of operations, or cash flows.

Foreign revenue, substantially all from Western European countries, Japan and Korea was approximately $4,885,000 and $8,013,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under statement SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets whose lives are not indefinite are amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lives Assets." The adoption of SFAS No. 142 on January 1, 2002 did not have an impact on the Company's consolidated financial position, cash flows or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003, and does not expect that the adoption will have any impact on the consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of SFAS No. 144 effective January 1, 2002, and did not have an impact on the consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

                        Integrated Surgical Systems, Inc.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No.
123. "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosure requirements in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-KSB. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the consolidated financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on the consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on the Company's consolidated financial position, cash flows or results of operations.

                        Integrated Surgical Systems, Inc.

Reclassifications

Certain amounts reported in prior years consolidated financial statements have been reclassified to conform with the 2002 presentation.

3. Property and Equipment

Property and equipment consists of the following at December 31, 2002:

    Computer hardware and purchased software               $  746,469
    Machinery and equipment                                 1,091,328
    ROBODOC and NeuroMate System equipment                    741,889
    Furniture and fixtures                                    326,520
    Leasehold improvements                                     49,022
                                                           ----------
                                                            2,955,228

    Less accumulated depreciation                           2,787,735
                                                           ----------
                                                           $  167,493
                                                           ==========

4. Note Payable

The Company has an interest free loan from a grant organization for the development of a new neurological system with an outstanding balance of $103,085 at December 31, 2002. In the event of failure of the project, the Company will have to repay approximately $43,000 of the loan. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. No such sales were recorded in the year ended December 31, 2002 and as a result, the loan balance was not reduced during the year.

5. Stockholders' Equity

Common Stock

At December 31, 2002 the Company has reserved a total of 18,579,301 shares of common stock for future issuance pursuant to Series G Convertible Preferred Stock, warrants and options outstanding.

The Company established an Employee Stock Purchase Plan in 1998. The plan provides all eligible employees an opportunity to acquire an ownership interest in Integrated Surgical Systems, Inc. on a payroll deduction or other compensation basis at a 15% discount. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The plan covers an aggregate of 300,000 shares of the Company's common stock. At December 31, 2002, no offerings have been made to employees.

Equity Line of Credit

In April 2000, the Company entered into a three year, $12,000,000 Private Equity Line of Credit Agreement ("the Line") with Triton West Group, Inc. ("Triton"). Under the terms of the agreement, the Company may sell shares of common stock to Triton at a price equal to 85% of the lowest bid price during the nine trading days commencing two trading days prior to the delivery of a put notice to Triton. The number and dollar amount of shares that may be purchased on each closing date is based upon a formula that varies with the market price and trading volume of the common stock. Activity under the Line from its inception through December 31, 2002 was:

                        Integrated Surgical Systems, Inc.

             Date of Put             Shares Issued         Net Proceeds
        ---------------------------------------------------------------

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

Warrants

The following table summarizes information about warrants outstanding at December 31, 2002 and 2001:



                                                                                                             Outstanding at
                                               Issue        Expiration                      Exercise            December 31,
                Warrants issued                 Year           Date          Issued          Range           2002           2001
                ---------------                 ----           ----          ------          -----           ----           ----

Pursuant to stock purchase agreement (2)        1997    December 2006       2,274,066           $0.01      2,206,479     2,206,479
As units in the initial public offering (2)     1996    November 2002       1,567,000           $6.00              -     1,567,000
To public offering underwriters (2)             1996    November 2002         491,750     $6.00-$8.25              -       491,750
To acquisition consultants (2),(3)              1997    September 2003         75,000     $2.00-$7.50         75,000        75,000
To public offering underwriters (2)             1997    November 2003         150,000           $8.34        150,000       150,000
With Series B preferred stock (1)               1999      March 2003           12,500           $2.75         12,500        12,500
With Series C preferred stock (1)               1999      June 2003             9,375           $2.15          9,375         9,375
With Series D preferred stock (1)               1999      June 2003            25,000           $3.41         25,000        25,000
With Series E preferred stock (1)               1999      July 2003            37,500           $4.39         37,500        37,500
With Series F preferred stock (1)               2000    February 2004         125,000           $2.38        125,000       125,000
With Series G preferred stock (1)               2000       May 2004            63,000           $1.88         63,000        63,000
With Series H preferred stock (1)               2000     August 2004          650,000     $0.50-$1.02        650,000       650,000
Pursuant to stock purchase agreement            1999    December 2003      11,700,000           $1.03      4,000,000     4,000,000
In connection with equity financing (4)         2000    September 2004         35,000           $0.86         35,000        35,000
In connection with services (5)                 2002       May 2007           100,000           $0.06        100,000             -
                                                                          -----------                      -----------------------
                                                                           17,315,191                      7,488,854     9,447,604
                                                                          ===========                      =======================

Unless otherwise stated in (1) below, the warrants are exercisable when granted and expire between 2003 and 2007.
-------------------------------------
(1)  Warrants are exercisable when vested, generally within one year of issue.
(2) Number of common shares and exercise price are subject to dilution adjustment.
(3) Aggregate estimated fair value of $93,885, based on Black-Scholes option valuation model.
(4) Aggregate estimated fair value of $14,350, based on Black-Scholes option valuation model.
(5) Aggregate estimated fair value of $4,000, based on Black-Scholes option valuation model.

                        Integrated Surgical Systems, Inc.

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

Convertible Preferred Stock

The Company's convertible preferred stock is classified as mezzanine financing, outside of permanent equity, due to its liquidation rights upon a change in control, as this condition is not solely within the Company's control. Given the liquidation rights of the Company's convertible preferred stock, these securities have been accounted for as if they were redeemable preferred stock. As such, the redemption value of the convertible preferred stock is its liquidation preference, and the carrying value of the convertible preferred stock is adjusted to its redemption amount at each balance sheet date through corresponding debits and credits to accumulated deficit and convertible preferred stock respectively.

Since September 1998, the Company has received aggregate net proceeds of $14,084,995 from the sale of eight series of convertible preferred stock. Information concerning these convertible preferred stock financings is set forth below:

                                             Shares                Net
   Series       Date of Sale                  Sold              Proceeds
  -------------------------------------------------------------------------

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

Each series of convertible preferred stock has a stated value of $1,000 per share and is convertible into common stock at conversion prices equal to 80% or 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion subject to a maximum conversion price. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price. At December 31, 2002, 250 shares of Series G convertible preferred stock were outstanding. No other shares of preferred stock were outstanding. The number of shares of common stock issued upon conversion and the average actual conversion price for each series of convertible preferred stock converted into shares of common stock at December 31, 2002 was as follows:

                        Integrated Surgical Systems, Inc.

            Series             Common Shares                        Price
           --------------------------------------------------------------
              A                   2,867,135                          $2.23
              B                     459,831                          $2.17
              C                     563,497                          $1.33
              D                   1,605,203                          $1.25
              E                   1,490,101                          $1.22
              F                   2,143,242                          $0.93
              G                   6,998,858                          $0.22
              H                  10,921,902                          $0.11

The value assigned to the beneficial conversion feature is based upon the difference between the maximum conversion price and the quoted market price of the common stock on the date the convertible preferred stock was sold (the "Discount"). The Discount has been accreted using the straight-line method over the conversion period. The following table sets forth the value assigned to the beneficial conversion feature and its accretion for each series of convertible preferred stock.


  Series           Value            2002 Accretion       2001 Accretion
------------------------------   ---------------------------------------

     A         $       616,000     $              -     $              -
     B                 176,471                    -                    -
     C                 143,793                    -                    -
     D                 352,941                    -                    -
     E                 529,559                    -                    -
     F               2,652,140                    -                    -
     G                 428,529                    -               32,914
     H                 300,147                    -                8,229
             -----------------    --------------------------------------
               $     5,199,580     $              -     $         41,143
             =================    ======================================

No series of convertible preferred stock entitles holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

Stock Option and Long-Term Performance Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for the employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

The Company has established various stock option plans in which the officers, employees, directors, and consultants may participate. Options granted under the plans may be incentive stock options or non-statutory stock options and generally have a term of ten years from the date of the grant. The exercise price of incentive stock options granted under the plans may not be less than 100% of the fair market value of the common stock on the date of the grant. The exercise price of non-statutory stock options granted under the plans may not be less than 85% of the fair market value of the common stock on the date of the

                        Integrated Surgical Systems, Inc.

grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

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

The Company also has a 2000 Stock Award Program under which up to 500,000 shares of common stock may be granted to employees and consultants, but not to officers and directors. 3,376,624 shares of common stock have been reserved at December 31, 2002, for issuance under the stock option plans, the 2000 Plan and the 2000 Stock Award program.

The following table summarizes activity under the plans for the years ended December 31, 2002 and 2001:

                                                                                               Weighted
                                                                             Number            Average
                                                                            of Shares       Exercise Price
                                                                          ---------------------------------

Outstanding at December 31, 2000 (at $.07 to $8.63 per share)                  1,771,637         $1.89
     Granted (at $0.06 to $0.19 per share)                                       315,700         $0.07
     Cancelled (at $0.06 to $6.13 per share)                                   (384,320)         $2.02
     Exercised                                                                          -         -
                                                                         ----------------
Outstanding at December 31, 2001 (at $.03 to $8.63 per share)                  1,703,017         $1.52
     Granted (at $0.03 to $0.08 per share)                                       303,490         $0.05
     Cancelled (at $0.06 to $8.63 per share)                                   (397,536)         $1.38
     Exercised                                                                          -            -
                                                                         ----------------
Outstanding at December 31, 2002 (at $.03 to $8.50 per share)                  1,608,971         $1.28
                                                                         ================


The weighted average exercise price of options granted in 2002 and 2001 with option prices equal to the fair market value of the stock on the grant date was $0.05 and $0.07, respectively.

The following table summarizes information related to options outstanding and options exercisable at December 31, 2002:





                       Integrated Surgical Systems, Inc.

             Notes to Consolidated Financial Statements (continued)


                                                                  Weighted
                                                                  Average                             Weighted
                                                                 Remaining                             Average
     Exercise            Options        Weighted Average        Contractual         Options           Exercise
       Price          Outstanding       Exercise Price        Life (in Years)      Exercisable          Price
  -------------------------------------------------------------------------------------------------------------

   $0.00 -$ .99           825,394            $0.06                   6.5               470,290          $0.07
    1.00 - 1.99           457,800            $1.81                   7.1               334,232          $1.81
    2.00 - 2.99            20,000            $2.65                   6.7                12,500          $2.68
    3.00 - 3.99           243,500            $3.11                   5.8               238,313          $3.10
    4.00 - 5.99            33,277            $5.06                   3.8                33,277          $5.06
    6.00 - 8.50            29,000            $6.97                   4.6                29,000          $6.97
                     ------------                                                  -----------
                        1,608,971            $1.28                   6.4             1,117,612          $1.59
                     ============                                                  ===========

6. Income Taxes

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 2002 and 2001 are as follows:
                                                       2002           2001
                                                  ----------------------------
       Deferred tax assets:
           Net operating loss carryover           $ 14,269,000    $ 10,098,000
           Research and development credit           1,927,000       1,792,000
           Research and development                    345,000         465,000
           Accrued product retrofit costs               83,000          83,000
           Inventory                                   220,000         159,000
           Depreciation                                257,000         346,000
           Stock compensation                          289,000         289,000
           Loss on investment                          126,000         126,000
           Deferred income                           1,091,000         661,000
           Other                                       166,000         196,000
                                                  ------------- ---------------
                                                    18,773,000      14,215,000
       Less valuation allowance                    (18,773,000)    (14,215,000)
                                                  ----------------------------
       Net deferred taxes                         $         -     $          -
                                                  ============--==============

The Company expects the carryforward amounts will not be used prior to the expiration of the carryforward periods. The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate as of December 31, 2002 and 2001 are as follows:


                                                       2002             2001
                                                   ----------------------------

  Federal benefit expected at statutory rates      $  (958,039)   $  (1,136,054)
  Domestic net operating loss
   with no current benefit                             752,824        1,524,624
  Net effect of foreign operations                     199,989        (393,468)
  Other taxes                                                -               -
  Other non-deductible items                             5,226           4,898
                                                   ---------------------------
                                                   $         -    $          -
                                                   ===========================

                       Integrated Surgical Systems, Inc.

As a result of stock sales through December 31, 1995, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, the federal and state net operating loss carryforwards will be subject to a total annual limitation in the amount of approximately $400,000. Subsequent to this change of ownership an additional change in ownership may have occurred. As a result, the net operating loss carryforwards may be further limited.

The Company had at December 31, 2002 a net operating loss carryover of approximately $40,544,000 for federal income tax purposes which expires between 2005 and 2022, a net operating loss carryforward of approximately $8,150,000 for state income tax purposes which expires between 2004 and 2012, and a net operating loss carryforward of approximately $1,541,000, for foreign income tax purposes of which approximately $347,000 expires between 2003 and 2007. The Company had at December 31, 2002 research and development credit carryovers of approximately $1,256,000 and $1,017,000 for federal and state income tax purposes, respectively.

The Company paid $800 for income and franchise taxes during each of the two years ended December 31, 2002 and 2001. The valuation allowance increased by $4,558,000 in 2002 and $2,180,000 in 2001.

7. Net Loss Per Share Information

At December 31, 2002, outstanding options to purchase 1,608,971 shares of common stock (with exercise prices ranging from $0.03 to $8.50), 7,488,854 outstanding warrants to purchase 8,024,044 shares of common stock (with exercise prices from $0.01 to $8.34), and 8,946,286 shares of common stock issuable upon conversion of Series G Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

8. Commitments

The Company leases its U.S. facility under a non-cancelable operating lease expiring in June 2005. The lease provided for rent of approximately $33,000 per month during 2002 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year. The Company entered into a sublease of approximately 5,000 square feet of its U.S. facility to a third party from April 2002 through December 2002 for approximately $7,000 per month, which has been included in other, net in the consolidated statements of operations. The Company leases its European facility under a renewable operating lease with terms that include three year non-cancelable periods that expire in 2007. The lease provides for rent of approximately $7,000 per month.

Future payments under non-cancelable facility operating leases are approximately as follows:

                        2003                $      486,723
                        2004                       494,783
                        2005                       176,474
                        2006                             -
                        2007                             -
                                            --------------
                                            $    1,157,980
                                            ==============

                       Integrated Surgical Systems, Inc.

             Notes to Consolidated Financial Statements (continued)


Aggregate rental expense under these leases amounted to $476,000 and $456,000 during the years ended December 31, 2002 and 2001, respectively.

Future minimum payments under non-cancelable equipment operating leases are approximately as follows:

                        2003                $       36,645
                        2004                             -
                        2005                             -
                        2006                             -
                        2007                             -
                                            --------------
                                            $       36,645
                                            ==============


Rental expense associated with these leases during the years ended December 31, 2002 and 2001 was approximately $37,000 and $35,000 respectively.

9. Contingencies

The Company has from time to time been notified of various claims incidental to the business which are not the subject of pending litigation. While the results of claims cannot be predicted with certainty, the Company believes that the final outcome of all such matters will not have a materially adverse effect on the consolidated financial position, results of operations, or cash flows.

10. Related Party Transactions

During the year ended December 31, 2001 certain of the Company's officers, on five occasions, advanced to the Company, in the aggregate, $477,000 in order for the Company to meet its payroll obligations. Each of these advances was non-interest bearing and was repaid within one to five days.

At December 31, 2001, the Company had amounts due to its chief executive officer of approximately $193,000: $50,000 of this amount related to salary deferred in the fourth quarter of 2001, included in accrued payroll and related expense, and $143,000 related to unreimbursed travel expenses, included in accounts payable.

At December 31, 2002, the Company had amounts due to the executive officers of the Company of approximately $383,000: $107,000 of this amount related to deferred salary, which has been included in accrued payroll and related expenses, $223,000 related to unreimbursed travel expenses, which has been included in accounts payable and the Company's chief executive officer advanced to the Company $53,000 in order for the Company to meet its payroll obligations, which has been included in accrued liabilities.

                       Integrated Surgical Systems, Inc.

             Notes to Consolidated Financial Statements (continued)


11. Unaudited Interim Financial Information

During the fourth quarter of 2001, the Company discovered clerical errors which arose in 2001 relating to the elimination of certain intercompany sales by its wholly-owned French subsidiary. In 2001, the Company recorded a fourth quarter adjustment to reduce net revenue by approximately $516,000 and to reduce cost of revenue by an equivalent amount. This adjustment related to an equivalent amount of net revenue and cost of revenue for the first three quarters of 2001 of approximately $299,000, $150,000 and $67,000, respectively. The impact of this adjustment had no effect on previously reported gross margin, operating loss, net loss or net loss per share for the 2001 interim periods or the fourth quarter of 2001.