Form 10QSB
period 2003-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2003-05-14
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

                         Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              68-0232575
         --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

             1850 Research Park Drive, Davis, California 95616-4884
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (530) 792-2600
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and formal fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of May 12, 2003 was 41,978,469.

Transitional Small Business Disclosure Format:   Yes [   ]       No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                      For the quarter ended March 31, 2003



                                Table of Contents



                                                                          Page
                                                                          ----

Part I.       Financial Information

              Item 1.    Financial Statements (unaudited)                   2

                         Consolidated Balance Sheet at March 31, 2003       2

                         Consolidated Statements of Operations for
                         the three months ended March 31, 2003 and 2002     3

                         Consolidated Statements of Cash Flows for
                         the three months ended March 31, 2003 and 2002     4

                         Notes to Consolidated Financial Statements         5

              Item 2.    Management's Discussion and Analysis               9

              Item 3.    Controls and Procedures                           13

Part II.      Other Information

              Item 2.    Changes in Securities                             13

              Item 5.    Other Information                                 13

              Item 6.    Exhibits and Reports on Form 8-K                  13

Signature                                                                  14

Certifications                                                             15

Part I. Financial Information

        Item 1.  Financial Statements (unaudited)


                        Integrated Surgical Systems, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $    161,219
     Accounts receivable, less allowance
        for doubtful accounts of $65,366                              1,207,861
     Inventory                                                        1,593,173
     Other current assets                                               248,406
                                                                   ------------
Total current assets                                                  3,210,659

Property and equipment, net                                             154,108
Leased equipment, net                                                   167,205
Other assets                                                             10,603
                                                                   ------------
                                                                   $  3,542,575
                                                                   ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  2,398,670
     Accrued payroll and related expense                                707,904
     Accrued liabilities                                                261,384
     Unearned income                                                  2,644,203
     Other current liabilities                                          454,952
                                                                   ------------
Total current liabilities                                             6,467,113

Note payable                                                            106,222
Commitments and contingencies

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     250 shares issued and outstanding
    ($250,496 aggregate liquidation value)                              250,496

Stockholders' deficit:
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         41,978,469 shares issued and outstanding                       419,785
     Additional paid-in capital                                      61,849,581
     Accumulated other comprehensive loss                            (1,239,623)
     Accumulated deficit                                            (64,310,999)
                                                                   ------------
Total stockholders' deficit                                          (3,281,256)
                                                                   ------------
                                                                   $  3,542,575
                                                                   ============



See accompanying notes.




                                   Integrated Surgical Systems, Inc.
                                Consolidated Statements of Operations
                                            (Unaudited)



                                                                         Three months ended March 31,
                                                                      -----------------------------------
                                                                          2003                   2002
                                                                      ------------           ------------

Net revenue                                                           $  3,020,602           $    908,735
Cost of revenue                                                          1,666,931                388,615
                                                                      ------------           ------------
                                                                         1,353,671                520,120
Operating expenses:
     Selling, general and administrative                                   778,563                845,685
     Research and development                                              448,269                705,805
     Amortization of intangibles                                              --                  209,760
                                                                      ------------           ------------
                                                                         1,226,832              1,761,250
                                                                      ------------           ------------
Operating income (loss)                                                    126,839             (1,241,130)

Other income (expense), net:                                                43,152                (22,841)
                                                                      ------------           ------------
Net income (loss)                                                     $    169,991           $ (1,263,971)
                                                                      ============           ============

Basic net income (loss) per common share                              $       0.00           $      (0.03)
                                                                      ============           ============
Diluted net income (loss) per common share                            $       0.00           $      (0.03)
                                                                      ============           ============

Shares used in computing basic net income (loss) per share              41,978,469             38,309,715
                                                                      ============           ============
Shares used in computing diluted net income (loss) per share            53,349,941             38,309,715
                                                                      ============           ============



See accompanying notes.






                                    Integrated Surgical Systems, Inc.
                            Consolidated Statements Cash Flows (Unaudited)
                                     Increase (Decrease) in Cash



                                                                  Three months ended March 31,
                                                              ------------------------------------
                                                                  2003                    2002
                                                              -----------              -----------
Cash flows from operating activities:
Net income (loss)                                             $   169,991              $(1,263,971)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
     Depreciation                                                  70,964                  225,494
     Amortization of intangible assets                               --                    209,760
     Stock compensation, non-employees                               --                        508
     Changes in operating assets and liabilities:
        Accounts receivable                                       332,688                 (547,981)
        Inventory                                                 139,126                    7,912
        Other current assets                                       42,934                  (83,187)
        Accounts payable                                          101,800                  (41,129)
        Accrued payroll and related expenses                       95,486                    7,540
        Accrued liabilities                                       (27,146)                 (63,050)
        Unearned income                                        (1,070,479)                 986,140
        Other current liabilities                                  62,996                  (36,373)
                                                              -----------              -----------
Net cash used in operating activities                             (81,640)                (598,337)

Cash flows from investing activities:
Purchases of property and equipment                               (17,708)                  (3,081)
                                                              -----------              -----------
Net cash used in investing activities                             (17,708)                  (3,081)

Cash flows from financing activities:
Proceeds from officer advances, deferred salaries and
    unreimbursed travel expenses                                  118,873                   22,500
Payments on officer advances, deferred salaries and
    unreimbursed travel expenses                                  (28,364)                 (22,500)
                                                              -----------              -----------
Net cash provided by financing activities                          90,509                     --

Effect of exchange rate changes on cash                            87,989                   17,905
                                                              -----------              -----------
Net increase (decrease) in cash                                    79,150                 (583,513)
Cash at beginning of period                                        82,069                  800,374
                                                              -----------              -----------
Cash at end of period                                         $   161,219              $   216,861
                                                              ===========              ===========

See accompanying notes




                        Integrated Surgical Systems, Inc.
             Notes to Consolidated Financial Statements (unaudited)
                                 March 31, 2003

1. Basis of presentation

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

The cash position of Integrated Surgical Systems, Inc. (the "Company") is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. At May 12, 2003, the Company was in violation of certain covenants contained in financing arrangements with vendors.

The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerate payment terms of other contracts, defer additional salary from employees and obtain new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or seek bankruptcy protection.

The reports of the Company's independent auditors in the 2002 and 2001 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of products in existing markets, increasing sales of system upgrades and reducing operating expenses - can only be realized to the extent that the Company generates sufficient cashflow to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Operating results for the three month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002.

2. Inventories

At March 31, 2003, the components of inventory were:

      Raw materials                                        $  308,104
      Work-in-process                                         322,756
      Finished goods                                          734,390
      Deferred product development contract costs             227,923
                                                           ----------
                                                           $1,593,173
                                                           ==========

3. Warranty and Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC and NeuroMate systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor) unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Service contracts can be renewed at the customers' option, annually thereafter. Where the Company's products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.



Changes in the Company's product liability for warranties and deferred service revenue during the period are as follows:

  December 31, 2002 balance                                     $  666,000
  Service contracts and warranties issued during the period        874,000
  Settlements made during the period                                (3,000)
  Changes in liability for pre-existing service
    contracts and warranties during the period,
    including expirations                                         (478,000)
                                                                ----------
  March 31, 2003 balance                                        $1,059,000
                                                                ==========

4. Stockholders' equity

During the three month period ended March 31, 2003, the Company issued no shares of common stock.

5. Stock Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the three months ending March 31, 2003 and 2002, respectively, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions: risk-free interest rates of 3.0% and 3.5%; dividend yield of 0%; volatility factors of the expected market price of the common stock of 0.931 and 0.955; and an expected life of the option of 4 years.


                                                            Quarter Ended March 31,
                                                           2003              2002
                                                       -----------       ------------
Net income (loss), as reported                         $   169,991       $ (1,263,971)
Add:  stock-based employee compensation
          included in reported net income (loss)              --                 --
Less: stock-based employee compensation
          expense, determined under fair value
          method for all awards                            (26,131)           (34,649)
                                                       -----------       ------------
Pro forma net income (loss)                            $   143,860       $ (1,298,620)
                                                       ===========       ============

Income (loss) per share:
    Basic net income (loss) per share                  $      0.00       $      (0.03)
                                                       ===========       ============
    Diluted net income (loss) per share                $      0.00       $      (0.03)
                                                       ===========       ============

    Pro forma basic net income (loss) per share        $      0.00       $      (0.03)
                                                       ===========       ============
    Pro forma diluted net income (loss) per share      $      0.00       $      (0.03)
                                                       ===========       ============

6. Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of outstanding employee stock options, outstanding warrants and outstanding preferred stock issuable upon the exercise of the stock option, warrant or preferred stock. The potential common shares issuable under stock options, warrants and preferred stock to purchase common shares have been excluded for the three months ending March 31, 2002 from the determination of diluted net income (loss) per share because the effect of such shares would have been anti-dilutive.

At March 31, 2003, the Company had outstanding options to purchase 2,663,067 shares of common stock (with exercise prices ranging from $0.025 to $8.50), 7,476,354 outstanding warrants to purchase 8,011,544 shares of common stock (with exercise prices from $0.01 to $8.34), and 12,524,800 shares of common stock issuable upon conversion of Series G convertible preferred stock. Of these options, warrants and preferred stock, 11,371,472 of these potential shares of common stock were considered in the calculation of diluted earnings per share. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

7. Accumulated other comprehensive loss


                                                  Three months ended March 31,
                                                  ----------------------------
                                                      2003          2002
                                                   ----------   -----------

     Net income (loss)                             $  169,991   $ (1,263,971)

     Other comprehensive income (loss):

            Foreign currency translation              (21,716)       158,127
                                                   -----------  --------------

     Comprehensive income (loss)                   $  148,275    $(1,105,844)
                                                   ===========  ==============

8. Income Taxes

The Company recorded no income tax expense during the quarter ending March 31, 2003. The Company had, at December 31, 2002, a net operating loss carryover of approximately $40,544,000 for federal income tax purposes which expires between 2005 and 2022, a net operating loss carryforward of approximately $8,150,000 for state income tax purposes which expires between 2004 and 2012, and a net operating loss carryforward of approximately $1,541,000, for foreign income tax purposes of which approximately $347,000 expires between 2003 and 2007. The Company had, at December 31, 2002, research and development credit carryovers of approximately $1,256,000 and $1,017,000 for federal and state income tax purposes, respectively.

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

9. Recent accounting pronouncements

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003, and the adoption did not have an impact on the consolidated financial position, cash flows or results of operations.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosure requirements in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In November 2002, FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and the Company has adopted those requirements for the financial statements included in this Form 10-QSB. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial position, cash flows or results of operations.

In January 2003, FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on the consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting". The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The Company is assessing whether the adoption of EITF 00-21 will have a material impact on the Company's consolidated financial position, cash flows or results of operations, but at this time does not believe such adoption will have a material impact.

     Item 2.  Management's Discussion and Analysis

Overview

The following discussion and analysis relates to the consolidated operations of the Company and should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

The Company designs, manufactures, sells and services image-directed, computer-controlled robotic software and hardware products for use in orthopaedic and neurosurgical procedures.

The Company's revenue consists of product revenue, specialized product development revenue and parts and service revenue.

Product revenue consists of the Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. Also included in product revenue is the NeuroMate(TM) System ("NeuroMate"), which the Company designs, manufactures, sells and services, and consists of a computer-controlled robotic arm, head stabilizer, presurgical planning workstation and the proprietary software used to position and precisely hold critical tools during stereotactic brain surgery.

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

Results of Operations

For the three months ending March 31, 2003, revenue increased and operating expenses were reduced when compared to the three months ending March 31, 2002, yielding operating income of $127,000 and net income of $170,000 as compared to an operating loss of $1,241,000 and net loss of $1,264,000, respectively. This is the second consecutive quarterly profit for the Company. This is a milestone for the Company, because these are the first profitable quarters since the Company's incorporation in 1990. Revenue of $3,021,000 for the three months ending March 31, 2003, increased 232% or $2,112,000 when compared to $909,000 for the three months ending March 31, 2002. There can be no assurance that the Company will be able to maintain the revenue levels, operating profit and net income in future periods.

The majority of the increase in revenue in the period ending March 31, 2003 was a result of the Company recognizing revenue of $2,464,000 from unearned income for three ROBODOC systems (one in Japan, one in India and one in France) and one NeuroMate system (in France) that were shipped in 2002 as compared to one NeuroMate system in the period ending March 31, 2002. The remainder of the revenue for the quarters ending March 31, 2003 and 2002 came from the Company's systems parts and services revenue. The Company's unearned income includes one ROBODOC system and one NeuroMate system to be recognized as revenue upon the completion of training and installation of the equipment at the end user site, except when the sales contract requires formal acceptance, product development projects and ongoing installed base service contracts.

Gross margin decreased from 57% in the three months ending March 31, 2002 to 45% in the three months ending March 31, 2003 due to the change in product mix favoring the stronger margins of system parts and service revenue in the three month period ending March 31, 2002 over the lower margins realized in system sales in the three month period ending March 31, 2003.

Total operating expenses have continued to decline as a result of the Company's cost reduction program. Selling and general administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as the finance, legal and human resources departments and professional support fees for these functions. Selling and general administrative expenses for the three month period ending March 31, 2003 decreased 8% to $779,000 from $846,000 for the three month period ending March 31, 2002. The decrease in selling and general administrative expenses was primarily due to decreased staffing and staffing related expenses.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses decreased 36% to $448,000 during the three month period ending March 31, 2003 as compared to $706,000 for the three month period ending March 31, 2002 due to decreased staffing and staffing related expenses.


Other income, net of $43,000 when compared to other expense, net of $23,000 for the three month periods ending March 31, 2003 and 2002, respectively, increased due to slightly favorable currency exchange rates for the three month period ending March 31, 2003 compared to relatively flat rates for the three month period ending March 31, 2002.

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

     Where products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required.

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

Liquidity and Capital Resources

The cash position of Integrated Surgical Systems, Inc. (the "Company") is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. At May 12, 2003, the Company was in violation of certain covenants contained in financing arrangements with vendors.

The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerate payment terms of other contracts, defer additional salary from employees and obtain new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or seek bankruptcy protection.

The reports of our independent auditors on the Company's 2002 and 2001 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of the Company's products in existing markets, increasing sales of system upgrades and reducing operating expenses - can only be realized to the extent that the Company can generate sufficient cash to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

At March 31, 2003 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .21. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through 2003.

Net cash used in operating activities was $82,000 for the three months ended March 31, 2003. This primarily resulted from the income from continuing operations of $170,000, plus a decrease in accounts receivable of $333,000, a decrease in inventory of $139,000 and an increase of $197,000 in accounts payable and accrued payroll and related expenses, offset by a decrease in unearned income of $1,071,000. The increase in accounts payable is directly related to delayed vendor payments. The Company expects to derive most of the cash required to support operations through sales of the ROBODOC System. Continued conversion of the inventory balance into cash, as well as collection of the account receivables, is critical to the Company's survival in 2003.

At March 31, 2003, the Company had amounts due to the executive officers of the Company of approximately $474,000, in the aggregate, in the form of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Approximately $107,000, $245,000 and $57,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company, approximately $25,000 and $18,000 are included in accrued payroll and related expense and accounts payable, respectively, due to Leland Witherspoon, vice president of engineering of the Company, and approximately $12,000, $5,000 and $5,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Charles J. Novak, chief financial officer of the Company.

The financial statements of Integrated Surgical Systems, S.A. ("ISS-SA"), the wholly-owned French subsidiary, for the three months ended March 31, 2003 have net assets of less than 50% of ISS-SA's capital stock. This equity deficit is considered to be a sign of bankruptcy under French law. Unless this situation is remedied, a third party or the French courts could petition for correction or the dissolution of ISS-SA. The Company plans to correct this equity deficiency by converting a portion of ISS-SA's intercompany payables into equity of ISS-SA.

On May 12, 2003 there were 42.0 million shares of common stock outstanding, trading in the over-the-counter market at $0.030 per share, giving the Company a market capitalization of $1.3 million. It is not likely, therefore, that the Company will be able to raise significant funds in the equity markets.

The Company has the following contractual obligations and commercial commitments at March 31, 2003:

                                                       Less than                 More than
                                          Total          1 year     1-3 years      3 years
                                          -----        --------     ---------     --------

Facility operating leases               $1,038,000     $490,000     $548,000      $    -
Equipment operating leases              $   34,000     $ 34,000     $   -         $    -
Research grant                          $  106,000     $   -        $   -         $    -

For further information, readers are referred to the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002.

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

None.

     Item 5.  Other Information

None.


     Item 6.   Exhibits and Reports on Form 8-K

(a)Exhibits

99.1   Statements under Section 906 of the Sarbanes-Oxley Act of 2002.


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

Dated: May 12, 2003

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





         Date: May 12, 2003                  RAMESH C. TRIVEDI
                                             -----------------------------------
                                             Ramesh C. Trivedi
                                             Principal Executive Officer

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





         Date: May 12, 2003           CHARLES J. NOVAK
                                      ------------------------------------------
                                      Charles J. Novak
                                      Principal Financial and Accounting Officer