Form 10QSB
period 2003-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2003-08-14
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to ________

                         Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                68-0232575
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             1850 Research Park Drive, Davis, California 95616-4884
                    (Address of principal executive offices)

                                 (530) 792-2600
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of August 8, 2003 was 43,478,469.

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                       For the quarter ended June 30, 2003
                                Table of Contents



                                                                            Page
Part I.  Financial Information

         Item 1.    Financial Statements (unaudited)                          2

                    Consolidated Balance Sheet at June 30, 2003               2

                    Consolidated Statements of Operations for the
                    three months ended June 30, 2003 and 2002                 3

                    Consolidated Statements of Operations for the
                    six months ended June 30, 2003 and 2002                   4

                    Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2003 and 2002                   5

                    Notes to Consolidated Financial Statements                6

         Item 2.    Management's Discussion and Analysis                     10

         Item 3.    Controls and Procedures                                  14

Part II. Other Information

         Item 2.    Changes in Securities                                    15

         Item 6.    Exhibits and Reports on Form 8-K                         15

Signature                                                                    16

Certifications                                                               17



Part I. Financial Information

        Item 1.  Financial Statements (unaudited)


                               Integrated Surgical Systems, Inc.
                                  Consolidated Balance Sheet
                                         June 30, 2003
                                          (Unaudited)

Assets
Current assets:
     Cash                                                                        $    287,938
     Accounts receivable, less allowance for doubtful accounts of $67,003             789,477
     Inventories                                                                    1,356,157
     Other current assets                                                             263,682
                                                                                 ------------
Total current assets                                                                2,697,254

Property and equipment, net                                                           123,807
Leased equipment, net                                                                 141,440
Other assets                                                                           10,603
                                                                                 ------------
                                                                                 $  2,973,104
                                                                                 ============

Liabilities and stockholders' deficit
Current liabilities:
     Note payable                                                                $    112,517
     Accounts payable                                                               2,454,230
     Accrued payroll and related expense                                            1,002,903
     Accrued liabilities                                                              316,956
     Unearned income                                                                2,078,704
     Other current liabilities                                                        429,950
                                                                                 ------------
Total current liabilities                                                           6,395,260

Commitments and contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     218 shares issued and outstanding ($218,496 aggregate liquidation value)         218,496

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         43,478,469 shares issued and outstanding                                     434,785
     Additional paid-in capital                                                    61,866,581
     Accumulated other comprehensive loss                                          (1,276,182)
     Accumulated deficit                                                          (64,665,836)
                                                                                 ------------
Total stockholders' deficit                                                        (3,640,652)
                                                                                 ------------
                                                                                 $  2,973,104
                                                                                 ============



See accompanying notes.




                                     Integrated Surgical Systems, Inc.
                                   Consolidated Statements of Operations
                                                (Unaudited)



                                                                     Three months ended June 30,
                                                                 -----------------------------------
                                                                     2003                    2002
                                                                 ------------            -----------

Net revenue                                                      $  1,941,194            $    791,824
Cost of revenue                                                     1,469,206                 337,235
                                                                 ------------            ------------
                                                                      471,988                 454,589
Operating expenses:
     Selling, general and administrative                              592,420                 829,732
     Research and development                                         288,143                 744,214
     Amortization of intangibles                                         --                   209,760
                                                                 ------------            ------------
                                                                      880,563               1,783,706
                                                                 ------------            ------------
Operating loss                                                       (408,575)             (1,329,117)

Other income, net:                                                     53,738                 182,416
                                                                 ------------            ------------
Net loss                                                         $   (354,837)           $ (1,146,701)
                                                                 ============            ============


Basic and diluted net loss per common share                      $      (0.01)           $      (0.03)
                                                                 ============            ============

Shares used in computing basic and diluted net loss per share      42,571,876              38,311,464
                                                                 ============            ============



See accompanying notes.




                                  Integrated Surgical Systems, Inc.
                                Consolidated Statements of Operations
                                            (Unaudited)



                                                                       Six months ended June 30,
                                                                 ------------------------------------
                                                                      2003                   2002
                                                                 ------------            ------------

Net revenue                                                      $  4,961,796            $  1,700,559
Cost of revenue                                                     3,136,137                 725,850
                                                                 ------------            ------------
                                                                    1,825,659                 974,709
Operating expenses:
     Selling, general and administrative                            1,370,983               1,675,418
     Research and development                                         736,412               1,450,019
     Amortization of intangibles                                         --                   419,520
                                                                 ------------            ------------
                                                                    2,107,395               3,544,957
                                                                 ------------            ------------
Operating loss                                                       (281,736)             (2,570,248)

Other income, net:                                                     96,890                 159,575
                                                                 ------------            ------------
Net loss                                                         $   (184,846)           $ (2,410,673)
                                                                 ============            ============


Basic and diluted net loss per common share                      $      (0.00)           $      (0.06)
                                                                 ============            ============

Shares used in computing basic and diluted net loss per share      42,276,812              38,310,594
                                                                 ============            ============



See accompanying notes.




                                          Integrated Surgical Systems, Inc.
                                  Consolidated Statements Cash Flows (Unaudited)
                                           Increase (Decrease) in Cash



                                                                                 Six months ended June 30,
                                                                             ---------------------------------
                                                                                  2003                 2002
                                                                             -----------           -----------

Cash flows from operating activities:
Net loss                                                                     $  (184,846)          $(2,410,673)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
     Depreciation                                                                147,244               299,591
     Amortization of intangible assets                                              --                 419,520
     Stock compensation, non-employees                                              --                     508
     Changes in operating assets and liabilities:
        Accounts receivable                                                      783,067              (839,219)
        Inventory                                                                425,907              (197,616)
        Other current assets                                                      36,035               (14,281)
        Accounts payable                                                         111,255               318,496
        Accrued payroll and related expenses                                     285,819                81,907
        Accrued liabilities                                                       28,189               (66,730)
        Unearned income                                                       (1,548,762)            1,665,052
        Other current liabilities                                                 28,899               (79,960)
                                                                             -----------           -----------
Net cash provided by (used in) operating activities                              112,807              (823,405)

Cash flows from investing activities:
Principal payments received on sales-type lease                                     --                  44,295
Purchases of property and equipment                                              (17,708)              (19,992)
                                                                             -----------           -----------
Net cash provided by (used in) investing activities                              (17,708)               24,303

Cash flows from financing activities:
Proceeds from officer advances and deferrals of salaries and
    unreimbursed travel expenses                                                 339,847               283,683
Payments on officer advances, deferred salaries and
    unreimbursed travel expenses                                                (140,962)              (20,000)
                                                                             -----------           -----------
Net cash provided by financing activities                                        198,885               263,683

Effect of exchange rate changes on cash                                          (88,115)             (118,452)
                                                                             -----------           -----------
Net increase (decrease) in cash                                                  205,869              (653,871)
Cash at beginning of period                                                       82,069               800,374
                                                                             -----------           -----------
Cash at end of period                                                        $   287,938           $   146,503
                                                                             ===========           ===========

Supplemental disclosure of non-cash investing activity:
Transfer of inventory to leased equipment:                                          --             $    76,700
Conversion of preferred stock:                                               $    32,000                  --

See accompanying notes.



                        Integrated Surgical Systems, Inc.
             Notes to Consolidated Financial Statements (unaudited)
                                  June 30, 2003

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

The cash position of Integrated Surgical Systems, Inc. (the "Company") is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. At August 8, 2003, the Company was in violation of certain covenants contained in financing arrangements with vendors. The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerate payment terms of other contracts, defer additional salary to employees and obtain new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or seek bankruptcy protection.

The reports of the Company's independent auditors on the 2002 and 2001 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of products in existing markets, increasing sales of system upgrades, obtaining new equity investments and reducing operating expenses - can only be realized to the extent that the Company generates sufficient cashflow to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Operating results for the six month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002.

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

For the three and six months ending June 30, 2003 and 2002, respectively, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions: risk-free interest rates of 3.0% and 3.5%; dividend yield of 0%; volatility factors of the expected market price of the common stock of 0.950 and 0.955; and an expected life of the option of 4 years.

The following table sets forth the pro forma net loss of the Company after considering the effect to stock-based employee compensation:


                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                                2003              2002             2003              2002
                                                            -----------       -----------       -----------       -----------

Net loss, as reported                                       $  (354,837)      $(1,146,701)      $  (184,846)      $(2,410,673)
Add: stock-based employee compensation
         included in reported net loss                             --                --                --                --
Less: stock-based employee compensation
         expense, determined under fair value
         method for all awards                                  (35,376)           (9,432)          (61,507)          (44,081)
                                                            -----------       -----------       -----------       -----------
Pro forma net loss                                          $  (390,213)      $(1,156,133)      $  (246,353)      $(2,454,754)
                                                            ===========       ===========       ===========       ===========

Net loss per share:
   Basic and diluted net loss per share, as reported        $     (0.01)      $     (0.03)      $     (0.00)      $     (0.06)
                                                            ===========       ===========       ===========       ===========

   Basic and diluted net loss per share, pro forma          $     (0.01)      $     (0.03)      $     (0.01)      $     (0.06)
                                                            ===========       ===========       ===========       ===========

3. Inventories

At June 30, 2003, the components of inventories were:

Raw materials                                                 $  449,899
Work-in-process                                                  334,151
Finished goods                                                   528,555
Deferred product development contract costs                       43,552
                                                              ----------
                                                              $1,356,157
                                                              ==========

4. Warranty and Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC and NeuroMate systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Service contracts can be renewed at the customers' option, annually thereafter. Where the Company's products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Changes in the Company's product liability for warranties included in accrued liabilities and deferred service revenue included in unearned income during the period are as follows:

     December 31, 2002 balance                                      $   666,000
     Service contracts and warranties issued during the period        1,208,000
     Settlements made during the period                                 (30,000)
     Changes in liability for pre-existing service contracts and
        warranties during the period, including expirations            (915,000)
                                                                    -----------

     June 30, 2003 balance                                          $   929,000
                                                                    ===========

5. Stockholders' equity

During the three months ended June 30, 2003, 32 shares of convertible preferred stock were converted into 1,500,000 shares of common stock at an average conversion price of $0.021 per share. The issuance of these shares were exempt from the registration requirements of the Securities Act under Sections 3(a)(9) and 4 (2).

6. Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of outstanding employee stock options, outstanding warrants and outstanding preferred stock issuable upon the exercise of the stock option, warrant or preferred stock. The potential common shares issuable under stock options, warrants and preferred stock to purchase common shares have been excluded for the three and six month periods ending June 30, 2003 and 2002 from the diluted calculation because the effect of such shares would have been anti-dilutive.

At June 30, 2003, the Company had outstanding options to purchase 2,600,867 shares of common stock (with exercise prices ranging from $0.025 to $8.50 per share), 7,441,979 outstanding warrants to purchase 7,977,170 shares of common stock (with exercise prices from $0.01 to $8.34 per share), and 7,187,368 shares of common stock issuable upon conversion of Series G convertible preferred stock. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

7. Accumulated other comprehensive loss

                                                  Three months ended June 30,              Six months ended June 30,
                                                -------------------------------         -------------------------------
                                                    2003               2002                 2003              2002
                                                -----------         -----------         -----------         -----------

Net Loss                                        $  (354,837)        $(1,146,701)        $  (184,846)        $(2,410,673)

Other comprehensive loss:

             Foreign currency
                      translation                   (36,559)            (37,481)            (58,275)            120,646
                                                -----------         -----------         -----------         -----------

Comprehensive loss                              $  (391,396)        $(1,184,182)        $  (243,121)        $(2,290,027)
                                                ===========         ===========         ===========         ===========

8. Income Taxes

The Company recorded no income tax expense during the six month periods ending June 30, 2003 and June 30, 2002. The Company had, at December 31, 2002, a net operating loss carry-forward of approximately $40,544,000 for federal income tax purposes which expires between 2005 and 2022, a net operating loss carryforward of approximately $8,150,000 for state income tax purposes which expires between 2004 and 2012, and a net operating loss carryforward of approximately $1,541,000, for foreign income tax purposes of which approximately $347,000 expires between 2003 and 2007. The Company had, at December 31, 2002, research and development credit carry-forwards of approximately $1,256,000 and $1,017,000 for federal and state income tax purposes, respectively.

Under certian provisions of the Internal Revenue Code of 1986, as amended, a portion of the federal net operating loss carryforward may be subject to an annual utilization limitation as a result of change in ownership of the Company.

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

In December 2002, FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosure requirements in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting
Standards No. (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning June 15, 2003. The Company is currently assessing the impacts of this statement.

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

In January 2003, FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on the consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is assessing whether the adoption of EITF 00-21 will have a material impact on the Company's consolidated financial position, cash flows or results of operations, but at this time does not believe such adoption will have a material impact.

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

Product revenue consists of revenues generated from sales of the Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. Also included in product revenue is revenues generated from sales of the NeuroMate(TM) System ("NeuroMate"), which consists of a computer-controlled robotic arm, head stabilizer, presurgical planning workstation and proprietary software used to position and precisely hold critical tools during stereotactic brain surgery.

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

Results of Operations

For the three months ending June 30, 2003, revenue increased and operating expenses were reduced when compared to the three months ending June 30, 2002, with an operating loss of approximately $409,000 and net loss of $355,000 as compared to an operating loss of $1,329,000 and net loss of $1,147,000, respectively. In the six months ending June 30, 2003, revenue increased and operating expenses were reduced when compared to the six months ending June 30, 2002, with an operating loss of $282,000 and net loss of $185,000 as compared to an operating loss of $2,570,000 and net loss of $2,411,000, respectively.

Revenue of $1,941,000 for the three months ending June 30, 2003, increased approximately 145% or $1,149,000 when compared to $792,000 for the three months ending June 30, 2002. Revenue of $4,962,000 for the six months ending June 30, 2003, increased 192% or $3,261,000 when compared to $1,701,000 for the six months ending June 30, 2002. There can be no assurance that the Company will be able to maintain such revenue levels in future periods.

The majority of the increase in revenue for the three month period ending June 30, 2003 was a result of the Company recognizing revenue of approximately $1,030,000 from previous unearned income generated by sales for one ROBODOC system (in Japan) and two NeuroMate systems (in Italy) as well as a product development project completed in the period as compared to no revenue recognized on systems or projects for the three month period ending June 30, 2002. Revenue for the six month period ending June 30, 2003 includes four ROBODOC systems, three NeuroMate systems and one product development project recognized as compared to one NeuroMate system recognized for the six month period ending June 30, 2002. As of June 30, 2003, the Company's unearned income is comprised of product development projects and ongoing installed base service contracts.

Gross margin decreased from approximately 57% for the three months ending June 30, 2002 to 24% for the three months ending June 30, 2003 and decreased from 57% for the six months ending June 30, 2002 to 37% for the six months ending June 30, 2003 due to the change in product mix favoring the stronger margins of system parts and service revenue for the three and six month periods ending June 30, 2002 over the lower margins realized in system sales for the three and six month periods ending June 30, 2003.

Total operating expenses have continued to decline as a result of the Company's cost reduction program. Selling and general administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as the finance, legal and human resources departments and professional support fees for these functions. Selling and general administrative expenses for the three month period ending June 30, 2003 decreased approximately 29% to $592,000 from $830,000 for the three month period ending June 30, 2002. Selling and general administrative expenses for the six month period ending June 30, 2003 decreased 18% to $1,371,000 from $1,675,000 for the six month period ending June 30, 2002. The decrease in selling and general administrative expenses was primarily due to decreased staffing and staffing related expenses.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses decreased approximately 61% to $288,000 during the three month period ending June 30, 2003 as compared to $744,000 for the three month period ending June 30, 2002. Research and development expenses decreased 49% to $736,000 during the six month period ending June 30, 2003 as compared to $1,450,000 for the six month period ending June 30, 2002. The decrease in the three and six month periods ending June 30, 2003 is due to decreased staffing and staffing related expenses and approximately $125,000 final grant payment received in the three month period ending June 30, 2003 from the National Institute for Standards and Technology of the United States Department of Commerce ("NIST"). Under the terms of the NIST grant, the Company was entitled to reimbursement for certain of the expenses incurred in connection with the development of its revision hip surgery product. As of June 30, 2003, the Company had received a cumulative total of approximately $1,221,000 in funding from NIST beginning in 1995. All expenses related to the grant have been submitted and paid, thereby closing the grant.

Other income, net of approximately $54,000 when compared to other income, net of approximately $182,000 for the three month periods ending June 30, 2003 and 2002, respectively, changed due to a favorable currency exchange rate of the Euro in the three months ending June 2003 compared to a slightly more favorable exchange rate of the Euro and sublease rent income for the three months ending June 2002. Other income, net of approximately $97,000 when compared to other income, net of approximately $160,000 for the six months ending June 30, 2003 and 2002, respectively, changed due to a favorable currency exchange rate of the Euro related to the Company's business in Europe and one month of sublease rent income in 2003 compared to a slightly more favorable rate and sublease rent income in 2002.

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

      The Company offers a one-year warranty for parts and labor on all ROBODOC and NeuroMate systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Service contracts can be renewed at the customers' option, annually thereafter. Where the Company's products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

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

Liquidity and Capital Resources

The cash position of Integrated Surgical Systems, Inc. (the "Company") is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. At June 30, 2003, the Company had a working capital deficit of $3,698,006. At August 8, 2003, the Company was in violation of certain covenants contained in financing arrangements with vendors.

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

At June 30, 2003 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .17. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through 2003.

Net cash provided by operating activities was approximately $113,000 for the six months ended June 30, 2003. This primarily resulted from a decrease in accounts receivable of $783,000, a decrease in inventory of $426,000 an increase of $397,000 in accounts payable and accrued payroll and related expenses offset primarily by the net loss for this period and a decrease in unearned income of $1,549,000. The increase in accounts payable and accrued payroll is directly related to delayed vendor payments and deferred payments to employees. The Company expects to derive most of the cash required to support operations through continued production and sales of the ROBODOC and NeuroMate Systems. Continued conversion of the inventory balance into cash, as well as collection of the account receivables, is critical to the Company's survival in 2003.

At June 30, 2003, the Company had amounts due to the executive officers of the Company of approximately $582,000, in the aggregate, in the form of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Of such amounts, $170,000, $259,000 and $54,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company; $39,000 and $17,000 are included in accrued payroll and related expense and accounts payable, respectively, due to Leland Witherspoon, vice president of engineering of the Company; $25,000, $3,000 and $15,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Charles J. Novak, chief financial officer of the Company.

As of June 30, 2003, the financial statements of our wholly-owned French subsidiary, ISS, S.A., reflects that it's net assets are less than 50% of its stated capitalization. The Company has been advised that this equity deficit is considered to be an indication of insolvency under French law and that, unless this situation is remedied, a third party or the French courts could petition for the dissolution of the subsidiary. In previous years, the Company has issued a statement to the subsidiary's French auditors stating that the Company is fully informed of the financial condition of the subsidiary and that the Company was willing to provide the financial resources necessary to enable the subsidiary to continue operations during the ensuing year. In June 2003, the Company did not issue such a statement due to the financial instability of the Company. Although the consequences are unknown at this time, if a liquidation of the subsidiary is required, it could have a material adverse impact on the Company's financial position, results of operations, or cash flows.

On August 8, 2003 there were 43.5 million shares of common stock outstanding, trading in the over-the-counter market at $0.038 per share, giving the Company a market capitalization of $1.7 million. It is not likely, therefore, that the Company will be able to raise significant funds in the equity markets.

The Company has the following contractual obligations and commercial commitments at June 30, 2003:

                                    Total          < 1 year        1-3 years
                                    -----          --------        ---------

Facility operating leases          $ 880,000        $509,000       $371,000
Equipment operating leases         $  23,000        $ 23,000       $   -
Research grant                     $ 113,000        $113,000       $   -

The Company has an interest free loan from a grant organization for the development of a new neurological system with an outstanding balance of $113,000 at June 30, 2003. The Company is currently in the process of working with the grant organization in determining whether the grant balance will be forgiven or due to the organization in full.

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

     Item 2. Changes in Securities

During the second quarter of 2003, the Company issued a total of 1,500,000 shares of common stock to an accredited investor upon conversion of preferred stock. The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Sections 3(a)(9) and 4 (2).

     Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

31.1     Certification of Ramesh C. Trivedi, pursuant to Rule 13(a)-14(a).
31.2     Certification of Charles J. Novak, pursuant to Rule 13(a)-14(a).
32.1     Certification of Ramesh C. Trivedi, pursuant to Rule 13(a)-14(b).
32.2     Certification of Charles J. Novak, pursuant to Rule 13(a)-14(b).

(b)Reports on Form 8-K.

None.

                                    SIGNATURE
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTEGRATED SURGICAL SYSTEMS, INC.


                               By: /s/ CHARLES J. NOVAK
                                   ---------------------------------------------
                                   Charles J. Novak
                                  (Principal Financial and Accounting Officer)
Dated: August 8, 2003             (Duly Authorized Officer)