Form 10QSB
period 2003-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2003-11-14
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2003

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

                                       N/A
               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of November 7, 2003 was 43,478,469.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

               Integrated Surgical Systems, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the quarter ended September 30, 2003
                                Table of Contents



                                                                            Page
Part I.  Financial Information

          Item 1.   Financial Statements (unaudited)                         3

                    Consolidated Balance Sheet at September 30, 2003         3

                    Consolidated Statements of Operations for
                    the three months ended September 30, 2003 and 2002       4

                    Consolidated Statements of Operations for
                    the nine months ended September 30, 2003 and 2002        5

                    Consolidated Statements of Cash Flows for
                    the nine months ended September 30, 2003 and 2002        6

                    Notes to Consolidated Financial Statements               7

         Item 2.    Management's Discussion and Analysis                    12

         Item 3.    Controls and Procedures                                 16

Part II. Other Information

         Item 2.    Changes in Securities                                   17

         Item 5.    Other Information                                       17

         Item 6.    Exhibits and Reports on Form 8-K                        17

Signature                                                                   18

Certifications                                                              19

Part I.  Financial Information
         Item 1.  Financial Statements


               Integrated Surgical Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $     75,778
     Accounts receivable, less allowance
       for doubtful accounts of $67,404                                 666,677
     Inventories                                                      1,313,663
     Other current assets                                               221,907
                                                                   ------------
Total current assets                                                  2,278,025

Property and equipment, net                                              94,952
Leased equipment, net                                                    99,777
                                                                   ------------
                                                                   $  2,472,754
                                                                   ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  2,372,786
     Accrued payroll and related expense                                948,532
     Accrued liabilities                                                391,734
     Unearned income                                                  2,814,710
     Other current liabilities                                          432,042
                                                                   ------------
Total current liabilities                                             6,959,804

Commitments and contingencies

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     218 shares issued and outstanding
     ($218,496 aggregate liquidation value)                             218,496

Stockholders' deficit:
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         43,478,469 shares issued and outstanding                       434,785
     Additional paid-in capital                                      61,866,581
     Accumulated other comprehensive loss                            (1,284,769)
     Accumulated deficit                                            (65,722,143)
                                                                   ------------
Total stockholders' deficit                                          (4,705,546)
                                                                   ------------
                                                                   $  2,472,754
                                                                   ============



See accompanying notes.

               Integrated Surgical Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                         Three months ended
                                                             September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   -----------     ------------

Net revenue                                        $    539,406    $  1,273,104
Cost of revenue                                         704,710         511,474
                                                   ------------    ------------
                                                       (165,304)        761,630
Operating expenses:
     Selling, general and administrative                571,132         730,813
     Research and development                           454,650         545,732
     Amortization of intangibles                           --            78,338
                                                   ------------    ------------
                                                      1,025,782       1,354,883
                                                   ------------    ------------
Operating loss                                       (1,191,086)       (593,253)

Other income (expense), net:                            134,779          (4,071)
                                                   ------------    ------------
Net loss                                           $ (1,056,307)   $   (597,324)
                                                   ============    ============


Basic and diluted net loss per common share        $      (0.02)   $      (0.02)
                                                   ============    ============

Shares used in computing basic
  and diluted net loss per share                     43,478,469      38,719,316
                                                   ============    ============



See accompanying notes.

               Integrated Surgical Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Net revenue                                        $  5,501,202    $  2,973,663
Cost of revenue                                       3,840,847       1,237,324
                                                   ------------    ------------
                                                      1,660,355       1,736,339
Operating expenses:
     Selling, general and administrative              1,942,115       2,406,231
     Research and development                         1,191,062       1,995,751
     Amortization of intangibles                           --           497,858
                                                   ------------    ------------
                                                      3,133,177       4,899,840
                                                   ------------    ------------
Operating loss                                       (1,472,822)     (3,163,501)

Other income, net:                                      231,669         155,504
                                                   ------------    ------------
Net loss                                           $ (1,241,153)   $ (3,007,997)
                                                   ============    ============


Basic and diluted net loss per common share        $      (0.03)   $      (0.08)
                                                   ============    ============

Shares used in computing basic
  and diluted net loss per share                     42,681,766      38,448,332
                                                   ============    ============



See accompanying notes.


                              Integrated Surgical Systems, Inc. and Subsidiaries
                                Consolidated Statements Cash Flows (Unaudited)




                                                                              Nine months ended September 30,
                                                                             --------------------------------
                                                                                2003                  2002
                                                                             -----------           ----------

Cash flows from operating activities:
Net loss                                                                     $(1,241,153)          $(3,007,997)
Adjustments to reconcile net loss to net cash provided by (used in)
 Operating activities:
     Depreciation                                                                218,944               231,445
     Amortization of intangible assets                                              --                 497,858
     Stock compensation, non-employees                                              --                  26,207
     Release of note payable related to loan                                    (109,262)                 --
     Changes in operating assets and liabilities:
        Accounts receivable                                                      912,800              (800,704)
        Inventories                                                              477,130                30,557
        Other current assets                                                      89,533               (28,565)
        Accounts payable                                                          20,520                52,879
        Accrued payroll and related expenses                                     244,309                62,742
        Accrued liabilities                                                      102,909               (69,777)
        Unearned income                                                         (820,690)            2,122,844
        Other current liabilities                                                 31,414               (76,980)
                                                                             -----------           -----------
Net cash used in operating activities                                            (73,546)             (959,491)

Cash flows from investing activities:
Principal payments received on sales-type lease                                     --                  44,628
Purchases of property and equipment                                              (17,708)              (20,527)
Disposals of property and equipment                                                 --                  93,438
                                                                             -----------           -----------
Net cash provided by (used in) investing activities                              (17,708)              117,539

Cash flows from financing activities:
Proceeds from officer advances and deferrals of salaries and
    unreimbursed travel expenses                                                 483,825               285,445
Payments on officer advances, deferred salaries and
    unreimbursed travel expenses                                                (295,514)             (146,539)
                                                                             -----------           -----------
Net cash provided by financing activities                                        188,311               138,906

Effect of exchange rate changes on cash                                         (103,348)               30,593
                                                                             -----------           -----------
Net decrease in cash                                                              (6,291)             (672,453)
Cash at beginning of period                                                       82,069               800,374
                                                                             -----------           -----------
Cash at end of period                                                        $    75,778           $   127,921
                                                                             ===========           ===========

Supplemental disclosure of non-cash investing activity:
Transfer of inventory to leased equipment:                                          --             $    76,700
Conversion of preferred stock:                                               $    32,000                  --


See accompanying notes.

                                                       -6-

               Integrated Surgical Systems, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2003

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

The cash position of Integrated Surgical Systems, Inc. (the "Company") is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. At November 7, 2003, the Company was in violation of certain covenants contained in financing arrangements with vendors. The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerate payment terms of other contracts and obtain new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or seek bankruptcy protection.

The report of the Company's independent auditors on the 2002 audited consolidated financial statements included an explanatory paragraph stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of products in existing markets, increasing sales of system upgrades, obtaining new equity investments and reducing operating expenses - can only be realized to the extent that the Company generates sufficient cash flow to meet its obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Operating results for the nine month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002.

2. Contingent Matters

On September 30, 2003, the Tribunal de Commerce in Lyon, France (the "Tribunal") placed Integrated Surgical Systems S.A., a wholly-owned subsidiary of the Company organized under the laws of France and operating in France and elsewhere in Europe (the "French subsidiary"), under administration by persons appointed by the Tribunal. The Tribunal acted after a hearing in which the Company and the French subsidiary discussed the ability of the French subsidiary to meet its obligations over the next four months and the Company's unwillingness to further fund the operations of the French subsidiary due to the fact that the French subsidiary has consistently failed to generate sufficient revenues so as to not require funding from the Company. The Tribunal authorized the appointees to manage the French subsidiary during the four month period, including authorization for the transfer of all funds held in the French subsidiary's bank accounts and all monies received by the French subsidiary during the four month period to a new bank account controlled by the appointees. The Tribunal directed the Company and the French subsidiary to develop plans concerning the future of the French subsidiary.

On October 30, 2003, representatives of the Company met with the Tribunal de Commerce in Lyon, France in a scheduled meeting to review the status of the French subsidiary. At this meeting, the Tribunal determined that the French subsidiary is meeting the forecasted goals presented to the Tribunal on September 30, 2003, and scheduled the next review meeting for December 16, 2003.

The Company is investigating various options for conducting its European operations in the future rather than having its European operations controlled by the French subsidiary. The Company presently can not determine the ultimate outcome of the proceedings before the Tribunal, the effect of any outcome on the business and financial condition of the Company nor the effect of any of the various options being formulated for conducting its European operations in the future, any of which could have a material adverse impact on the consolidated financial position, cash flows, and results of operations.

3. Stock Based Compensation

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

For the three and nine months ending September 30, 2003 and 2002, respectively, the fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions: risk-free interest rates of 3.0% and 3.5%; dividend yield of 0%; volatility factors of the expected market price of the common stock of 0.945 and 0.955; and an expected life of the option of 4 years.

The following table sets forth the pro forma net loss of the Company after considering the effect to stock-based employee compensation:

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                               2003              2002              2003               2002
                                                            -----------       -----------       -----------       ------------

Net loss, as reported                                       $(1,056,307)      $  (597,324)      $(1,241,153)      $(3,007,997)
Add: stock-based employee compensation
     included in reported net loss                                 --                --                --                --
Less: stock-based employee compensation
     expense, determined under fair value
     method for all awards                                      (28,700)           (9,432)          (90,056)          (53,513)
                                                            -----------       -----------       -----------       -----------
Pro forma net loss                                          $(1,085,007)      $  (606,756)      $(1,331,209)      $(3,061,510)
                                                            ===========       ===========       ===========       ===========

Net loss per share:
   Basic and diluted net loss per share, as reported        $     (0.02)      $     (0.02)      $     (0.03)      $     (0.08)
                                                            ===========       ===========       ===========       ===========


   Basic and diluted net loss per share, pro forma          $     (0.02)      $     (0.02)      $     (0.03)      $     (0.08)
                                                            ===========       ===========       ===========       ===========

4. Inventories

At September 30, 2003, the components of inventories were:

     Raw materials                                                 $  457,697
     Work-in-process                                                  474,497
     Finished goods                                                   361,576
     Deferred product development contract costs                       19,893
                                                                   ----------
                                                                   $1,313,663
                                                                   ==========

5. Note Payable

As of June 30, 2003, the Company had an interest free loan from a grant organization for the development of a new neurological system with an outstanding balance of approximately $113,000. If the Company sells either a license for the related technology, the prototype developed, or articles manufactured specifically for the research project, 50% of the revenue must be paid to the grant organization in the subsequent year, up to the balance of the loan amount outstanding. No such sales were recorded during the nine months ending September 30, 2003.

In the three months ending September 30, 2003, the Company recognized approximately $109,000 in other income related to the loan being forgiven by the French national agency who initially issued the loan to the Company in 1997. Under the terms of the loan, which was established for the development of a new neurological system, the balance could be forgiven upon review by the French Agency. In August of 2003, the French Agency completed its review of the loan balance and determined that the remaining balance of $109,000 would be forgiven.

6. Warranty

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

Changes in the Company's product liability for warranties included in accrued liabilities during the period are as follows:


     December 31, 2002 balance                                       $    8,000
     Warranties issued during the period                                 65,000
     Settlements made during the period                                 (19,000)
     Changes in liability for pre-existing warranties during
       period, including expirations                                       --
                                                                     ----------
     September 30, 2003 balance                                      $   54,000
                                                                     ==========

7. Stockholders' Equity

During the three month period ended September 30, 2003, the Company issued no shares of common stock. During the nine month period ended September 30, 2003, 32 shares of convertible preferred stock were converted into 1,500,000 shares of common stock at an average conversion price of $0.021 per share. The issuance of these shares were exempt from the registration requirements of the Securities Act under Sections 3(a)(9) and 4 (2).

8. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Employee stock options, warrants and preferred stock to purchase approximately 8,213,000 shares of the Company's common stock for the three months ended September 30, 2003 and 9,219,000 shares of the Company's common stock for the nine months ended September 30, 2003 were outstanding, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

At September 30, 2003, the Company had outstanding options to purchase 2,541,367 shares of common stock (with exercise prices ranging from $0.025 to $8.50 per share), outstanding warrants to purchase 7,834,159 shares of common stock (with exercise prices from $0.01 to $8.34 per share), and 6,069,333 shares of common stock issuable upon conversion of Series G convertible preferred stock. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

9. Accumulated Other Comprehensive Loss


                                              Three months ended September 30,        Nine months ended September 30,
                                              -------------------------------         -------------------------------
                                                 2003                2002                2003                 2002
                                              -----------         -----------         -----------         -----------

Net loss                                      $(1,056,307)        $  (597,324)        $(1,241,153)        $(3,007,997)

Other comprehensive income (loss):

      Foreign currency translation                 (8,587)             19,318             (66,862)            139,964
                                              -----------         -----------         -----------         -----------

Comprehensive loss                            $(1,064,894)        $  (578,006)        $(1,308,015)        $(2,868,033)
                                              ===========         ===========         ===========         ===========

10.    Income Taxes

The Company recorded no income tax expense during the three and nine month periods ending September 30, 2003 and September 30, 2002. The Company had, at December 31, 2002, a net operating loss carry-forward of approximately $40,544,000 for federal income tax purposes which expires between 2005 and 2022, a net operating loss carryforward of approximately $8,150,000 for state income tax purposes which expires between 2004 and 2012, and a net operating loss carryforward of approximately $1,541,000, for foreign income tax purposes of which approximately $347,000 expires between 2003 and 2007. The Company had, at December 31, 2002, research and development credit carry-forwards of approximately $1,256,000 and $1,017,000 for federal and state income tax purposes, respectively.

Under certain provisions of the Internal Revenue Code of 1986, as amended, a portion of the federal net operating loss carry-forward may be subject to an annual utilization limitation as a result of a change in ownership of the Company.

11. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003, and the adoption did not have an impact on the consolidated financial position, cash flows or results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards No. (SFAS
150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In January 2003, FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. The effective date for FIN 46 was deferred until December 31, 2003. The Company is continuing to assess the impact of FIN 46.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

     Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion and analysis relates to the consolidated operations of the Company and should be read in conjunction with the unaudited consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report and the Company's audited consolidated financial statement for the year ended December 31, 2002, including notes thereto, contained in the Company Annual Report on Form 10-KSB.

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

Results of Operations

For the three months ending September 30, 2003, the Company maintained its fiscal 2003 trend of reduced operating expenses when compared to the three months ending September 30, 2002. Net revenue for the three months ending September 30, 2003 decreased when compared to the three months ending September 30, 2002, resulting in an operating loss of approximately $1,191,000 and net loss of $1,056,000 as compared to an operating loss of $593,000 and net loss of $597,000, respectively, for the prior year's comparable period. In the nine months ending September 30, 2003, net revenue increased and operating expenses were reduced when compared to the nine months ending September 30, 2002, with an operating loss of $1,473,000 and net loss of $1,241,000 as compared to an operating loss of $3,164,000 and net loss of $3,008,000, respectively, for the prior year's comparable period.

Net revenue of $539,000 for the three months ending September 30, 2003, decreased approximately 58% or $734,000 when compared to $1,273,000 for the three months ending September 30, 2002. Net revenue of $5,501,000 for the nine months ending September 30, 2003 increased 85% or $2,528,000 when compared to $2,974,000 for the nine months ending September 30, 2002. There can be no assurance that the Company will be able to maintain such revenue levels in future periods.

Net revenue for the three month period ending September 30, 2003 includes a product development project completed in the period as compared to one ROBODOC system recognized (in Korea) for the three month period ending September 30, 2002. Net revenue for the nine month period ending September 30, 2003 includes four ROBODOC systems, three NeuroMate systems and two product development projects recognized as compared to one ROBODOC system and one NeuroMate system recognized for the nine month period ending September 30, 2002. As of September 30, 2003, the Company's unearned income is comprised of one ROBODOC system, undelivered system modules, product development projects and ongoing installed base service contracts.

Gross margin decreased from approximately 60% for the three months ending September 30, 2002 to negative 31% for the three months ending September 30, 2003. The decrease was due to the product mix favoring the stronger margins of system parts and service revenue for the three month period ending September 30, 2002 compared to lower margins realized for the three month period ending September 30, 2003 as a result of idle facility costs. Gross margin decreased from 58% for the nine months ending September 30, 2002 to 30% for the nine months ending September 30, 2003 due to the change in product mix favoring the stronger margins of system parts and service revenue for the nine month period ending September 30, 2002 over the lower margins realized in system sales and idle facility costs for the nine month period ending September 30, 2003.

Total operating expenses have continued to decline as a result of the Company's cost reduction program. Selling and general administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as the finance, legal and human resources departments and professional support fees for these functions. Selling and general administrative expenses for the three month period ending September 30, 2003 decreased approximately 22% to $571,000 compared to $731,000 for the three month period ending September 30, 2002. Selling and general administrative expenses for the nine month period ending September 30, 2003 decreased 19% to $1,942,000 from $2,406,000 for the nine month period ending September 30, 2002. The decrease in selling and general administrative expenses was primarily due to decreased staffing and staffing related expenses in the three month period ending September 30, 2003.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses decreased approximately 17% to $455,000 during the three month period ending September 30, 2003 as compared to $546,000 for the three month period ending September 30, 2002. Research and development expenses decreased 40% to $1,191,000 during the nine month period ending September 30, 2003 as compared to $1,996,000 for the nine month period ending September 30, 2002. The decrease in the three month period ending September 30, 2003 is due to decreased staffing and staffing related expenses. The decrease in the nine month period ending September 30, 2003 is due to decreased staffing and staffing related expenses and approximately $125,000 final grant payment received in April 2003 from the National Institute for Standards and Technology of the United States Department of Commerce ("NIST"). Under the terms of the NIST grant, the Company was entitled to reimbursement for certain of the expenses incurred in connection with the development of its revision hip surgery product. As of September 30, 2003, the Company had received a cumulative total of approximately $1,221,000 in funding from NIST since 1995. All expenses related to the grant have been submitted and paid, thereby closing the grant.

Other income, net of approximately $135,000 for the three months ending September 30, 2003 when compared to other loss, net of approximately $4,000 for the three months ending September 30, 2002, changed primarily due to approximately $109,000 recognized in 2003 in other income related to a loan being forgiven by the French national agency who initially issued the loan to the Company in 1997. Under the terms of the loan, which was established for the development of a new neurological system, the balance could be forgiven upon review by the French Agency. Other income, net of approximately $232,000 when compared to other income, net of approximately $156,000 for the nine months ending September 30, 2003 and 2002, respectively, changed due to the loan being forgiven and a favorable currency exchange rate of the Euro related to the Company's business in Europe and one month of sublease rent income related to the Company's Davis, California facility in 2003 compared to a slightly more favorable rate and six months sublease rent income related to the Company's Davis, California facility in 2002.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of consolidated financial statements:

     The Company recognizes revenue from sales of systems upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. The Company uses the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered item.

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

Liquidity and Capital Resources

The cash position of the Company is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. At September 30, 2003, the Company had a working capital deficit of $4,681,779. At November 7, 2003, the Company was in violation of certain covenants contained in financing arrangements with vendors.

The Company is working to address this shortfall by attempting to negotiate cash advances for undelivered systems, accelerate payment terms of other contracts and obtain new equity investment. However, the Company can offer no assurance that attempts to strengthen cash flows will be successful. Unless the Company can secure sufficient funds on a timely basis to satisfy short-term operating requirements, the Company may have to cease operations or seek bankruptcy protection.

The report of the Company's independent auditors on the Company's 2002 audited consolidated financial statements included an explanatory paragraph stating that there is substantial doubt with respect to the Company's ability to continue operating as a going concern. The Company's plan to address this issue - increasing sales of the Company's products in existing markets, increasing sales of system upgrades and reducing operating expenses - can only be realized to the extent that the Company can generate sufficient cash to meet obligations. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

At September 30, 2003 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .11. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through 2003.

Net cash used in operating activities was approximately $74,000 for the nine months ended September 30, 2003. This primarily resulted from a decrease in accounts receivable of $913,000, a decrease in inventory of $477,000, an increase of $265,000 in accounts payable and accrued payroll and related expenses, offset primarily by the net loss for this period and a decrease in unearned income of $821,000. The increase in accounts payable and accrued payroll is directly related to delayed vendor payments and deferred payments to employees. The Company expects to derive most of the cash required to support operations through continued sales of the ROBODOC and NeuroMate Systems. Continued conversion of the inventory balance into cash, as well as collection of the account receivables, is critical to the Company's survival in 2003.

At September 30, 2003, the Company had amounts due to the executive officers of the Company of approximately $571,000, in the aggregate, in the form of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Of such amounts, $160,000, $263,000 and $60,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company; $35,000, $19,000 and $4,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Leland Witherspoon, vice president of engineering of the Company; $20,000, $6,000 and $4,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Charles J. Novak, chief financial officer of the Company.

On September 30, 2003, the Tribunal de Commerce in Lyon, France (the "Tribunal") placed Integrated Surgical Systems S.A., a wholly-owned subsidiary of the Company organized under the laws of France and operating in France and elsewhere in Europe (the "French subsidiary"), under administration by persons appointed by the Tribunal. The Tribunal acted after a hearing in which the Company and the French subsidiary discussed the ability of the French subsidiary to meet its obligations over the next four months and the Company's unwillingness to further fund the operations of the French subsidiary due to the fact that the French subsidiary has consistently failed to generate sufficient revenues so as to not require funding from the Company. The Tribunal authorized the appointees to manage the French subsidiary during the four month period, including authorization for the transfer of all funds held in the French subsidiary's bank accounts and all monies received by the French subsidiary during the four month period to a new bank account controlled by the appointees. The Tribunal directed the Company and the French subsidiary to develop plans concerning the future of the French subsidiary.

On October 30, 2003, representatives of the Company met with the Tribunal de Commerce in Lyon, France in a scheduled meeting to review the status of the French subsidiary. At this meeting, the Tribunal determined that the French subsidiary is meeting the forecasted goals presented to the Tribunal on September 30, 2003, and scheduled the next review meeting for December 16, 2003.


The Company is investigating various options for conducting its European operations in the future rather than having its European operations controlled by the French subsidiary. The Company presently can not determine the ultimate outcome of the proceedings before the Tribunal, the effect of any outcome on the business and financial condition of the Company nor the effect of any of the various options being formulated for conducting its European operations in the future. Although the consequences are unknown at this time, if a liquidation of the subsidiary is required, it could have a material adverse impact on the Company's financial position, results of operations, or cash flows.

On November 7, 2003 there were 43.5 million shares of common stock outstanding, trading in the over-the-counter market at $0.060 per share, giving the Company a market capitalization of $2.6 million. It is not likely, therefore, that the Company will be able to raise significant funds in the equity markets.

The Company has the following contractual obligations and commercial commitments at September 30, 2003:

                                        Total          < 1 year        1-3 years
                                        -----          --------        ---------

Facility operating leases              $ 757,000        $509,000       $248,000
Equipment operating leases             $  16,000        $ 16,000       $   --

For further information, readers are referred to the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002.

     Item 3. Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

     Item 5. Other Information

On September 30, 2003, the Tribunal de Commerce in Lyon, France (the "Tribunal") placed Integrated Surgical Systems S.A., a wholly-owned subsidiary of the Company organized under the laws of France and operating in France and elsewhere in Europe (the "French subsidiary"), under administration by persons appointed by the Tribunal. The Tribunal acted after a hearing in which the Company and the French subsidiary discussed the ability of the French subsidiary to meet its obligations over the next four months and the Company's unwillingness to further fund the operations of the French subsidiary due to the fact that the French subsidiary has consistently failed to generate sufficient revenues so as to not require funding from the Company. The Tribunal authorized the appointees to manage the French subsidiary during the four month period, including authorization for the transfer of all funds held in the French subsidiary's bank accounts and all monies received by the French subsidiary during the four month period to a new bank account controlled by the appointees. The Tribunal directed the Company and the French subsidiary to develop plans concerning the future of the French subsidiary.

On October 30, 2003, representatives of the Company met with the Tribunal de Commerce in Lyon, France in a scheduled meeting to review the status of the French subsidiary. At this meeting, the Tribunal determined that the French subsidiary is meeting the forecasted goals presented to the Tribunal on September 30, 2003, and scheduled the next review meeting for December 16, 2003.

The Company is investigating various options for conducting its European operations in the future rather than having its European operations controlled by the French subsidiary. The Company presently can not determine the ultimate outcome of the proceedings before the Tribunal, the effect of any outcome on the business and financial condition of the Company nor the effect of any of the various options being formulated for conducting its European operations in the future.

     Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

31.1     Certification of Ramesh C. Trivedi, pursuant to Exchange Act
           Rule 13(a)-14(a).
31.2     Certification of Charles J. Novak, pursuant to Exchange Act
           Rule 13(a)-14(a).
32.1     Certification of Ramesh C. Trivedi, pursuant to Exchange Act
           Rule 13(a)-14(b).
32.2     Certification of Charles J. Novak, pursuant to Exchange Act
           Rule 13(a)-14(b).

(b)Reports on Form 8-K

On October 10, 2003, the Company filed a Current Report Form 8-K (Date of
Report: September 30, 2003) concerning the placement of its wholly-owned subsidiary in France, ISS S.A., under administration of the Tribunal de Commerce in Lyon, France.

                                    SIGNATURE


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTEGRATED SURGICAL SYSTEMS, INC.


                             By: /s/ CHARLES J. NOVAK
                                 -----------------------------------------------
                                     Charles J. Novak
                                    (Principal Financial and Accounting Officer)
Dated: November 12, 2003            (Duly Authorized Officer)