Form 10KSB
period 2003-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2004-05-21
CIK 894871

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             68-0232575
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   1850 Research Park Drive, Davis, CA                             95616-4884
   -----------------------------------                             ----------
 (Address of Principal Executive Offices)                          (Zip Code)

                                 (530) 792-2600
                                 --------------
                           (Issuer's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of                                    Name of Each Exchange on Which
    each Class                                     Each Class is Registered
    ----------                                   ------------------------------

Common Stock, $0.01 Par Value                               None
Common Stock Purchase Warrants                              None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       State issuer's revenues for its most recent fiscal year: $5,831,482

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on April 30, 2004 was $4,121,164

As of April 30, 2004, the issuer had 44,867,358 shares of common stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

================================================================================

================================================================================

                        Integrated Surgical Systems, Inc.
                                   Form 10-KSB
                   For the fiscal year ended December 31, 2003
                                Table of Contents
Part I.                                                                    Page

         Item 1.  Description of Business                                    1
         Item 2.  Description of Properties                                  6
         Item 3.  Legal Proceedings                                          6
         Item 4.  Submission of Matters to a Vote of Security Holders        6

Part II.
         Item 5.  Market for Common Equity and Related Stockholder Matters   6
         Item 6.  Management's Discussion and Analysis                       8
         Item 7.  Financial Statements                                       16
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        16

Part III.
         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the Exchange Act 16
        Item 10.  Executive Compensation                                     18
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                 21
        Item 12.  Certain Relationships and Related Transactions             22
        Item 13.  Exhibits and Reports on Form 8-K                           22
        Item 14.  Principal Accountants Fees and Services                    25


        Signatures                                                           27

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

In 1997, the Company acquired a 100% interest in a French company, Innovative Medical Machines International, S.A. ("ISS-SA"), involved in the manufacturing and servicing of neurosurgical products.

Under French law, a company whose net assets are less than 50% of its capital stock may come under the supervision and control of a regional administrative tribunal. On September 30, 2003 the Tribunal de Commerce (the "Tribunal") in Lyon, France determined that ISS-SA met the criteria for it to appoint an administrator to manage the Company's operations. The Tribunal acted after a hearing in which the Company and ISS-SA discussed the ability of ISS-SA to meet its obligations over the next four months and the Company's unwillingness to further fund its operations due to its history of operating losses. The Tribunal authorized the administrator to manage ISS-SA's operations pending a review of ISS-SA's operations and cash flow projections. Subsequent to its appointment, the administrator exercised control over all aspects of ISS-SA's operations including employee retention, purchasing, sales and inventory management. As a result, effective with the administrator's appointment the Company no longer had access to the assets, personnel or records of ISS-SA.

On October 30, 2003, representatives of the Company met with the Tribunal, to review the status of ISS-SA. At this meeting, the Tribunal determined that ISS-SA was making progress in improving its financial position and scheduled another meeting for December 2003. Prior to such meeting, the Tribunal reevaluated its decision to allow ISS-SA to continue operating and caused the assets and operations of ISS-SA to be sold, effectively terminating its operations on December 23, 2003.

Orthopaedic Applications

The Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The surgeon uses ORTHODOC, a computer workstation with the Company's proprietary software, for preoperative surgical planning. ORTHODOC converts a computerized tomography ("CT") scan data of the patient's joint into three-dimensional bone images. The surgeon selects a prosthesis from the ORTHODOC prosthesis software library, and manipulates the three-dimensional prosthesis models against the bone image. The ORTHODOC then allows the surgeon to visualize preoperatively the possible results of the surgical outcome. The Company offers software for several lines of prostheses in its software library. Implant manufacturers contract with the Company for the development of prosthesis software. After the surgeon selects the optimal bone cuts and prosthesis, ORTHODOC creates a surgical plan, which is then transferred to the surgical robot. The surgical plan guides the robot as it mills the bone in the operating room. Both hip and knee replacement surgeries involve removing a portion of the bone at the joint and replacing it with a prosthesis. For hip replacement surgery, a cavity is milled by the robot into which the selected prosthesis is inserted. In case of knee replacement surgery, ROBODOC mills both the upper and lower leg bone ends for precise and accurate prosthesis placement to plan.

Neurosurgical Applications

The Company entered the neurosurgical equipment sector with the acquisition of Innovative Medical Machines International, S.A., of Lyon, France, in September 1997. This wholly-owned subsidiary, which was renamed Integrated Surgical Systems, S.A., designed, manufactured, sold and serviced the NeuroMate(TM) System ("NeuroMate"). Based on its experience of over five years in commercializing the NeuroMate System on a worldwide basis, the Company has developed a new strategy for the neurosurgery market. It consists of consolidating different robotic platforms to increase overall functionality while lowering the costs. The Company will offer a new proprietary product to the neurosurgical market on a worldwide basis.

Specialized Product Development

The Company develops specialized presurgical planning software for several major implant manufacturing companies. These implant manufacturers contract with the Company for the development of software for particular lines of new prostheses to be used with the ROBODOC system.

Utilizing its many years of experience in presurgical planning in the 3D mode, the Company has entered the presurgical planning software market for orthopedics on an OEM basis. The Company offers presurgical planning software for use in stand-alone systems as well as an integral part of 2D PACS (Picture, Archiving and Communication Systems) commercialized worldwide by all major imaging corporations.

Marketing, Sales and Distribution

As further discussed in "Government Regulations", ROBODOC cannot be marketed in the United States until it has been cleared by the U.S. Food and Drug Administration (the "FDA"). Accordingly, substantially all of the Company's sales are to customers located in foreign countries. The Company markets the ROBODOC system to orthopaedic and trauma surgeons and hospitals in Europe through direct sales and through distributors in Japan, Korea and India.

The Company promotes the ROBODOC system through presentations at trade shows, advertisements in professional journals and technical and clinical publications, and direct mail campaigns. Presentations to potential customers focus on the clinical benefits to the patient and the potential financial and marketing benefits to hospitals and surgeons.

Manufacturing

The Company's manufacturing process primarily consists of the assembly of purchased components, integration of proprietary software, product testing and packaging. The Company's manufacturing facility is located in Davis, California. The surgical components of the ROBODOC consist of readily available commercial parts, a customized robot arm, a robot base and a control cabinet. Upon receipt, these and other components are tested and assembled into a complete system. The final assembled product is tested once again before shipment to a customer.

A significant ROBODOC system component, a custom-built robot arm, is manufactured by a single Japanese company. Any significant delay or interruption in sourcing this component could require the Company to search for new sources of supply, if available, and could have a material adverse effect on the financial condition, results of operations, or cash flows.

ORTHODOC consists of a computer workstation and associated data peripherals incorporating the Company's proprietary software. A computer board interface to CT or x-ray scanner input modules is added to the workstation, as is the ROBODOC transfer drive. The unit is configured for use in the country it is sold in.

Surgical supplies, including sterile drapes, bone screws and cutters, are manufactured to the Company's specification by outside vendors. These vendors are inspected periodically by the Company and samples are evaluated to ensure that these specifications are consistently met. The Company and the Company's authorized distributors purchase these items in quantity and distribute them to customers as needed.

The Company's production facilities are subject to periodic inspection by the FDA for compliance with Good Manufacturing Practices. The Company is also subject to European manufacturing standards for European sales, and is routinely audited to ensure compliance to the EC Medical Device Directives. All products are shipped bearing the CE Mark, certifying that they meet the European Union's marketing requirement.

Research and Development

Since inception, the Company's engineering activities have focused on the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products. The Company incurred research and development expenses of approximately $1,664,000 during the year ended December 31, 2003, and $2,515,000 in the year ended December 31, 2002.

The Company received a $143,403 interest-free loan in 1997 from ANVAR, a French agency established to aid research and development projects. The loan provided funding for the first phase of the development of NeuroMate applications for spinal surgery. Under the terms of the loan, 50% of the revenue generated from sales or licensing of the related technology, prototype, or articles manufactured specifically for the research project, were to be paid to ANVAR in the subsequent year, up to the balance of the loan amount outstanding. No such revenues were recorded during the years ended December 31, 2003 and 2002. The loan also provided for the forgiveness of the loan under certain conditions, including a review by ANVAR. In August 2003, ANVAR completed its review of the loan balance and determined that the remaining balance of $109,000 would be forgiven. The Company has recorded the forgiveness of the loan as other income.

Competition

The principal competition for ROBODOC comes from manual surgery performed by orthopaedic surgeons using surgical power tools, navigated instrumentation and manual devices. These tools and devices are manufactured and/or distributed by major orthopaedic companies, including Howmedica, Inc. and Osteonics, Inc. (divisions of Stryker Corporation), Zimmer, Inc., DePuy, Inc. (a subsidiary of Johnson & Johnson), Smith and Nephew, and Biomet, Inc.

Navigational instrumentation systems, offered by the major manufacturers of orthopaedic devices, are an intermediate step between unaided free hand and robotic surgery. Navigational systems use a tracking device affixed to the end of traditional cutting tools to assist the surgeon in visualizing tool positions for bone preparation and implant placement.

Since URS GmbH, a German medical robotics company, ceased its operations in 2002, there is no direct competition to the Company's product.

Warranty and Service

The Company offers a one-year warranty for parts and labor on all ROBODOC systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products.

The Company's technical staff trains medical professionals in the use of the products and provides field service. Additional technical support is also provided by the Company's engineering department.

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

The Company can not guarantee that it will have the necessary working capital to enforce and/or defend its patents, copyrights or trademarks if challenged.

Government Regulation

The medical devices the Company manufactures and markets are subject to extensive regulation by the FDA and other federal and foreign governmental authorities.

The ROBODOC system is approved for use in Europe and carries the European Union's CE Mark. The ORTHODOC is cleared by the FDA for marketing in the United States of America. While ROBODOC has not yet been approved for use by the Japanese regulatory agency, the Ministry of Health, Labor and Welfare ("MHLW"), Japanese hospitals and surgeons are able to purchase and use the systems while approval is pending. The Company completed clinical trials in Japan and submitted a petition for approval in 2002. Although no assurance can be offered, the Company believes the approval can reasonably be expected in late 2004. However, there can be no assurance that the determination will be favorable, or that any determination will not include unfavorable limitations or restrictions.

U.S. clinical trials designed to secure FDA clearance to market the ROBODOC system in the U.S. began in December 2000. It calls for performing pinless hip (latest version) replacement surgeries on up to 181 subjects. Upon completion, the Company will submit the application to the FDA for clearance to market in the United States. At December 31, 2003, a total of 108 patients have been enrolled in this study. The Company added a third clinical study site in Buffalo, N.Y., and with this addition, it anticipates the completion of clinical trials by the end of 2004, although no assurances can be given.

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

Although the Company has not been cleared to market the ROBODOC System in the U.S., the Company is permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries, Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa do not require FDA export approval. FDA export approval, when it is required, is granted when certain requirements are met including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

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

ROBODOC satisfies international electromedical standard IEC 601-1 and the protection requirements of the Electromagnetic Compatibility Directive (89/336/EEC). The Company has also received ISO 9001 registration, EN 46001 certification, and ED Directive 93/42/EEC Annex II, Article 3 approval. Meeting these standards and requirements, and receiving these certifications and approvals, allows the Company to apply the CE Mark to its products. ROBODOC meets the relevant provisions of the Medical Device Directive for Class IIb Medical Devices.

Product Liability

The Company maintains product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. The Company has experienced no liability claims to date.

Major Customers

The Company sells it's robotic systems to international distributors, who in turn resell the product to specific international hospitals and clinics. The Company's major international distributors are Imatron (KTEC) in Japan, Shin Han Systek Co., Ltd, in Korea and Paramount Implex in India.

During the entire year 2002, and for the first nine months of 2003, the Company sold its products in Europe through its wholly owned subsidiary, ISS-SA. On September 30, 2003 the Tribunal de Commerce, in Lyon, France, determined that ISS-SA met the criteria for it to appoint an administrator to manage the Company's ISS-SA operations. This action caused the assets and operations of ISS-SA to be sold, effectively terminating its operations on December 23, 2003. Since December 23, 2003, the Company's Davis, California headquarters office has assumed the sales responsibility for its products in Europe.

The Company also develops specialized presurgical planning software for several major customers, including DePuy International Limited, Fujifilm Medical Systems USA, Inc, Stryker and Zimmer Inc.

Employees

On December 31, 2003, the Company had a total of 28 employees: 19 in engineering, 3 in manufacturing and 6 in sales and administration. None of the employees is covered by a collective bargaining agreement and the Company believes that the relationship with its employees is satisfactory.

Item 2. Description of Property

The Company's executive offices and production facility, which comprise a total of approximately 30,500 square feet of space, are located in Davis, California. The Company occupies the facility in Davis under a lease that expires in June 2005. The lease provided for rent of approximately $34,000 per month in 2003 (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment in subsequent years for cumulative increases in the cost of living index, not to exceed 4% per year.

Item 3. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of December 31, 2003, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

In accordance with SFAS No. 5. "Accounting for Contingencies," the Company has reviewed the facts related to the liquidation of its investment in ISS-SA and closure of its European operations (see detail explanation in Part II, Item 7, Note 1 to the audited financial statements contained elsewhere in this Annual Report on Form 10-KSB) and has determined that no provision for loss is required related to this action. As of December 31, 2003, there were no current proceedings or litigation involving the Company. Were a claim to be filed the Company would not be able to accurately predict its ultimate outcome.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                    Part II.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information for Common Stock

The Company's common stock is currently quoted on the OTC Bulletin Board (OTCBB
Symbol: RDOC.OB). The following table sets forth the high and low sales prices as reported on the over-the-counter market for shares of the Company's common stock for the periods. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    Common Stock
                                                      (RDOC.OB)
                                                 --------------------
              Fiscal Year Ended                  High            Low
              -----------------                  ----            ---
              December 31, 2003
              -----------------

              First Quarter                     $0.055          $0.022
              Second Quarter                    $0.044          $0.025
              Third Quarter                     $0.055          $0.038
              Fourth Quarter                    $0.190          $0.040

              Fiscal Year Ended
              -----------------
              December 31, 2002
              -----------------

              First Quarter                     $0.160          $0.060
              Second Quarter                    $0.105          $0.040
              Third Quarter                     $0.065          $0.025
              Fourth Quarter                    $0.060          $0.025

As of April 30, 2004 there were 251 holders of record of the common stock.

Dividends

The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business.

Recent Sale of Unregistered Securities

During 2003, the Company issued a total of 2,888,889 shares of common stock to an accredited investor upon conversion of preferred stock. The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Sections 3(a)(9) and 4(2).

Equity Compensation Plans

The following table provides information as of the fiscal year ended December 31, 2003 with respect to the Company's compensation plans (including individual compensation arrangements).

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

Equity compensation plans
approved by security holders        2,478,642 (1)                     $0.77                       250,232

Equity compensation plans not
approved by security holders          235,000 (2)                     $0.37                        ---
                                    ---------                         -----                       --------

Total                               2,713,642                         $0.74                       250,232
                                    =========                                                     =======

(1) Includes the Company's 1991, 1995 and 1998 Stock Option Plans and its 2000 Long-Term Performance Plan.

(2) Consists of: (i)100,000 warrants for consulting services which expire in August 2004 and have an exercise price of $0.50 per share; (ii) 35,000 warrants for consulting services which expire in September 2004 and have an exercise price of $0.86 per share; (iii) 100,000 warrants for consulting services which expire in May 2007 and have an exercise price of $0.06 per share.

Item 6.            Management's Discussion and Analysis

The following discussion and analysis relates to the consolidated operations of the Company and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

Results of Operations (2003 vs. 2002)

Revenue of $5.8 million for the year ended December 31, 2003 was up 13% when compared to $5.2 million for the year ended December 31, 2002 primarily due to the increase in product sales. Cost of revenue of $4.0 million for the year ended December 31, 2003 was up $2.2 million when compared to $1.8 million for the year ended December 31, 2002, primarily due to the increased level of product sales. Operating expenses of $5.6 million for the year ended December 31, 2003 decreased by $0.9 million when compared to the year ended December 31, 2002. This decrease of $0.9 million in operating expenses was comprised of $1.0 million decrease in sales, general and administrative expense, $0.9 million decrease in research and development expense, and a $0.5 million decrease in amortization expense, offset by the $1.5 million loss on disposal of subsidiary resulting from the liquidation of the Company's investment in ISS-SA and closure of its European operations in the fourth quarter 2003. Other income, net for the year ended December 31, 2003, increased by $0.2 million when compared to $0.3 million for the year ended December 31, 2002, primarily due to forgiveness of a $0.1 million loan and a gain of $0.2 million for the reversal of a reserve for clinical robots in the fourth quarter of 2003 offset by a reduction in the Company's foreign currency gains. These changes in revenue and expenses resulted in a net loss of $1.4 million for the period ended December 31, 2003 when compared to the previous year.

The increase in revenue of $0.6 million consisted of changes in the following categories of the Company's sales. ROBODOC systems revenue increased by $1.9 million as four ROBODOC system sales were recognized in 2003 compared to one in 2002; NeuroMate systems revenue increased $0.6 million as three NeuroMate system sales were recognized in 2003 compared to one in 2002; Service/Parts/Consumables revenue decreased by $1.4 million from $3.3 million in 2002 to $1.9 million in 2003 due to the loss of the fourth quarter 2003 European service revenue that was retained by the administrator of ISS-SA and because of a reduction in overall European service contracts; and a decrease in development revenue of $0.5 million from $1.0 million in 2002 to $0.5 in 2003 due to the completion of fewer development contracts. The Company has one ROBODOC system reported as unearned income and expects to recognize this system as revenue during 2004 upon completion of training and installation at the end user site.

The FDA allows the Company to market NeuroMate as described in the Company's 510(k) pre-market notification.

The gross margin for 2003 was 32% compared to 65% in 2002. This decrease was primarily due to changes in product mix and idle facility costs. For the year ended December 31, 2003 ROBODOC and NeuroMate systems generated 58% of revenues compared to 15% for the year ended December 31, 2002. Service contracts, parts, consumables and development revenues were 42% for the year ended December 31, 2003 as compared to 85% for the year ended December 31, 2002. The Company's margins for its service contracts, parts, consumables and development are substantially higher than margins on ROBODOC and NeuroMate systems. As a result of reduced demand, the Company limited its production activities in 2003, creating minimal absorption of manufacturing overhead costs resulting in increased cost of goods sold.

Selling and general administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as its finance, legal and human resources functions. Selling and general administrative expenses for the year ended December 31, 2003 decreased 30% to $2,439,000 from $3,468,000 for the year ended December 31, 2002. The decrease in selling and general administrative expenses was primarily due to a 40% decrease in average staffing levels in the year ended December 31, 2003.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses decreased 34% to $1,664,000 during the year ended December 31, 2003 as compared to $2,515,000 for the year ended December 31, 2002. The decrease in the year ended December 31, 2003 is due to decreased staffing and staffing related expenses and approximately $125,000, received in April 2003 as the final payment under a grant from the National Institute for Standards and Technology of the United States Department of Commerce ("NIST"). Under the terms of the NIST grant, the Company was entitled to reimbursement for certain of the expenses incurred in connection with the development of its revision hip surgery product. As of December 31, 2003, the Company had received a cumulative total of approximately $1,221,000 in funding from NIST since 1995. The Company has recorded the proceeds from the NIST grant as a reduction of its research and development expenses.

Other income, net of approximately $528,000 when compared to other income, net of approximately $287,000 for the years ended December 31, 2003 and 2002, respectively, changed primarily due to a gain of $109,000 recognized in the third quarter of 2003 related to a loan forgiven by ANVAR and a gain of $208,000 recognized in the fourth quarter of 2003 related to the reversal of a reserve for clinical robots. The remaining balance in other income (expense) for the years ended December 31, 2003 and 2002 is a result of a favorable currency exchange rate for the Euro related to the Company's business in Europe, and one month of sublease rent income related to the Company's Davis, California facility in 2003 compared to a slightly more favorable rate and nine months of sublease rent income related to the Company's Davis, California facility in 2002.

Liquidity

The reports of the Company's independent auditors on the 2003 and 2002 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues and enable the Company to continue through the end of 2004. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Through December 31, 2003, the Company has been funded through cash from operations and sales of equity securities (see, "Capital Resources"). At December 31, 2003, the "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .04. It has been difficult for the Company to meet financial obligations, including payroll, as they come due, and the Company expects this situation to continue through 2004.

Net cash provided by operating activities was $186,000 for the year ended December 31, 2003. This primarily resulted from the net loss of $3,250,000, which included the loss on disposal of subsidiary of $1,447,000, a decrease in the accounts receivable balance of $1,116,000, a decrease in inventory of $663,000, an increase of $586,000 in accrued payroll and related expenses and a decrease in unearned income of $435,000. The decrease in accounts receivable, inventory and unearned income were a result of limited shipments of the ROBODOC and NeuroMate systems during the year. The increase in accrued payroll and related expenses is directly related to lack of cash resulting in delayed payroll payments. The Company expects to derive most of the cash required to support operations through sales of the ROBODOC system, continued conversion of the inventory balance into cash, collection of accounts receivable and through additional financing. It is critical for the Company to obtain cash from these sources to survive in 2004. There can be no assurance given that the Company can continue to convert inventory, collect receivables or raise additional funds on acceptable terms or at all.

The Company has the following contractual obligations and commercial commitments at December 31, 2003:

                                           Less than                  More than
                                 Total      1 year       1-3 years     3 years
                                 -----     ----------    ---------    ---------

Facility operating leases      $592,674     $416,363      $176,311        $0

The Company will require substantial funds for operating activities, further product development, future clinical trials, regulatory approvals, and marketing of the products. The Company's future capital requirements will depend upon the progress of the research and development programs; the time and costs involved in securing regulatory approvals; the cost of filing, defending and enforcing the intellectual property rights; and competing technology and market developments. Future expenditures for product development and clinical trials are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

In January 2004, as a result of the liquidation of ISS-SA, the Company entered into a new arrangement with a distributor under a royalty agreement to service its European operations in the future. While this new arrangement ensures European business obligations will be met, the Company can not guarantee favorable financial results from this change in business operations. Future revenues from such activities will be limited to royalty payments, if any, received from the distributor.

At December 31, 2003, the Company had an aggregate amount due to executive officers of approximately $636,000. These amounts due are in the form of an interest bearing advance, non-interest bearing advances, deferred salaries and unreimbursed travel expenses. Of such amounts, $201,000, $273,000 and $57,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, president and chief executive officer of the Company; $54,000 and $14,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, vice president of engineering of the Company; and

$38,000 is included in accrued payroll and related expense and is due to Charles
J. Novak, chief financial officer of the Company. At December 31, 2003, the Company had accrued payroll and related expenses of $371,000 for all other employees.

Capital Resources

On April 30, 2004, there were 44.9 million shares of the Company's common stock outstanding, and is listed on the Over-The-Counter Bulletin Board (OTC BB) at $0.095 a share, giving the Company a market capitalization of $4.1 million. In the first quarter of 2001, the Company's common stock and warrants were delisted by the Nasdaq because the stock did not maintain the market's minimum bid price of $1.00 per share. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and make it more difficult for investors to sell.

At December 31, 2003, the Company had 168 shares of convertible preferred stock outstanding. Each share of preferred stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock over the five trading days preceding the date of conversion. Because there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the Company's audited consolidated financial statements included elsewhere in this Form 10-KSB and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such audited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates, including those related to bad debts, inventories, impairment of assets, warranties, contingencies and litigation. The Company bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company has discussed its critical accounting policies with the audit committee of the Company. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. (SFAS No. 150), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

Risk Factors and Cautionary Statement Regarding Forward-Looking Information

The Company cautions that this Form 10-KSB contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the board of directors. The plans and results of operations will be affected by the Company's ability to manage any growth and working capital and the ability to finance future operations, none of which is assured. In addition, the risk factors that follow may affect the actual results and may cause actual results to differ materially from those expressed in or implied by any forward-looking statement. These risk factors are not an exhaustive list. Additional factors are discussed elsewhere in this Form 10-KSB and also from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update such factors in the future.

The reports of the Company's independent auditors on the 2003 and 2002 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company has a plan to address these issues which it believes will enable the Company to continue through the end of 2004. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

The Company's future financial performance will depend almost entirely on sales of the ROBODOC system. The Company expects to derive most of its near-term revenue from sales of the ROBODOC System. Having recognized revenue on four ROBODOC systems in 2003 and one ROBODOC system in 2002, the Company must develop an effective sales and marketing organization and expend sufficient funds to inform potential customers of the distinctive characteristics and advantages of using the system instead of traditional surgical tools and procedures.

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

The Company is dependent on foreign sales. Most of the sales have been to customers in Europe and Asia. Until such time, if ever, as the Company receives clearance from the FDA to market the ROBODOC System in the U.S., it will continue to be subject to the risks of foreign sales. These risks include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, changes in regulatory requirements, customs duties and export quotas and other trade restrictions. Any of these risks could have a material adverse effect on the business.

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

The Company needs, but has not yet secured, clearance from the FDA under 510(k) petition to market the ROBODOC System in the U.S. In December 2000, the Company began U.S. clinical trials designed to demonstrate that the ROBODOC System is safe and effective for its intended use as an alternative to other surgical power tools and manual devices used in hip replacement surgery. The trials anticipate the completion of hip replacement surgeries in a total of 181 subjects performed at up to four clinical trial sites. The Company has established three sites, Sutter General Hospital in Sacramento, California, the University of Arkansas in Little Rock, Arkansas and Buffalo General Hospital in Buffalo, New York. As of December 31, 2003, approximately 60% of the mandated total surgeries have been performed.

The Company can provide no assurance that, at the completion of the clinical trials, the FDA will grant clearance to market the system in the U.S. and that such clearance will not include unfavorable limitations or restrictions. In addition, FDA clearance gives no assurance of market acceptance or that the Company will generate gross margins to obtain substantial profitability.

Even after receipt of any FDA clearance to market, the Company expects that the FDA may consider any new ROBODOC surgical applications to be new indications for use, which generally require FDA clearance prior to marketing. The FDA may require additional approvals before allowing the Company to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in the ROBODOC System. The FDA may require new clinical data to support new indications and may require new clinical data for clearance of enhanced technological characteristics.

The Company may not be able to comply with quality system and other FDA reporting and inspection requirements. Although the Company is in full compliance with the regulatory requirements in markets it participates, there can be no assurance that the Company will be able to continue to comply with these requirements. Assuming that the Company secures the necessary FDA clearances for the products, in order to maintain these clearances the Company must, among other things, register its establishment and list the devices with the FDA and with certain state agencies, the Company must maintain extensive records, report any adverse experiences on the use of the products and submit to periodic inspections by the FDA and state agencies. The Food, Drug and Cosmetic Act also requires devices to be manufactured in accordance with the quality system regulation, which sets forth good manufacturing practices requirements with respect to manufacturing and quality assurance activities.

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

The manufacture and sale of medical products exposes the Company to the risk of significant damages from product liability claims. The Company maintains product liability insurance against product liability claims in the amount of $10 million per occurrence and $10 million in the aggregate. Although the Company has not experienced any product liability claims to date, a successful claim in excess of the Company's insurance coverage could have a materially adverse effect on the business, financial condition, cash flows and results of operations of the Company.

The Company has produced a limited number of commercial ROBODOC Systems and may not be able to manufacture the systems at a cost or in such quantity as will be necessary for profitable operation. Manufacturers often encounter difficulties in scaling up for manufacturing new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. The Company can give no assurance that production yields, costs or quality will not be adversely affected as the Company seeks to increase production, and any such adverse effect could have a material adverse effect on the business, financial condition, cash flows and results of operations.

The Company is dependent on the suppliers of robots. Although the Company has multiple sources for most of the components, parts and assemblies used in the systems, the Company is dependent on Sankyo Seiki MFG.CO., LTD of Japan for the robot arm of the ROBODOC System and is renegotiating the renewal of the agreement with Sankyo for the purchase and use of Sankyo industrial products. Although the Company believes it can secure a robot arm for the ROBODOC system from other suppliers, the Company can give no assurance that delays resulting from the engineering effort to adapt alternative components would not have a material adverse effect on the business, financial condition, cash flows and results of operations.

The Company depends heavily on the principal members of its management team and engineers. The Company's growth and future success will depend in large part on the continued contributions of key technical and senior management personnel. Dr. Ramesh Trivedi, the Company's President and Chief Executive Officer, Charles
J. Novak, the Company's Chief Financial Officer and Leland Witherspoon, the Company's Vice President, Engineering, are employed pursuant to employment agreements terminable by the Company or by such officer at any time. None of the executives or technical personnel, other than Dr. Trivedi, Mr. Novak and Mr. Witherspoon are employed pursuant to an employment agreement. The loss of the services of Dr. Trivedi, Mr. Novak, Mr. Witherspoon or other senior management or key technical personnel could have a material adverse effect on the business, financial condition, cash flows and results of the Company's operations.

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

Impact of issuing additional shares. The Company is seeking additional financing that may require issuing additional common or preferred shares of the Company. Although the dilution factor cannot be determined until the amount of shares are known, there will be a dilution of some unknown magnitude. Additional financing also could result in a change of control of the Company.

Item 7. Financial Statements

The financial statements follow Item 14 of this report.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

The Company did not have any changes in or disagreements with the accountants on accounting and financial disclosure except as noted below.

On January 20, 2004, Ernst & Young LLP ("Ernst & Young") was dismissed from its existing professional relationship with the Company. The decision to dismiss the auditors was approved by the Company's audit committee. On January 21, 2004, the Audit Committee of the Board of Directors of the Company appointed Macias Gini & Company, LLP ("Macias Gini & Company") as its independent auditor to audit the financial statements of the Company for the year ended December 31, 2003.

During the Registrant's fiscal years ended December 31, 2002 and 2001, and the subsequent period through January 20, 2004, there were no disagreements with Ernst & Young, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the subject matter of disagreement(s) in connection with its reports.

The audit report of Ernst & Young on the consolidated financial statements of the Registrant as of and for the past two audited fiscal years ended December 31, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports for the past two fiscal years contained an explanatory paragraph indicating that there is substantial doubt about the Registrant's ability to continue as a going concern.

During the Registrant's fiscal years ended December 31, 2002 and 2001, and the subsequent period through January 20, 2004, the Registrant did not consult with Macias Gini & Company with respect to the application of accounting principles to a specifically completed or contemplated transaction or the type of audit opinion that might be rendered on the Registrant's financial statements nor has Macias Gini & Company provided to the Company a written report or oral guidance regarding such principles or audit opinion. Additionally, the Registrant did not consult with Macias Gini & Company on any matter that was the subject of a disagreement or event identified under Item 304 (a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures

An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of the Company's management, including its President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that its disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to December 31, 2003.


                                    Part III
Item 9. Directors, Executive Officers and Control Persons; Compliance with
Section 16(A) of the Exchange Act The Company's executive officers and directors are listed below:

   Name                   Age    Position with the Company
   ----                   ---    -------------------------

   Ramesh C. Trivedi      64     President, Chief Executive Officer, Director
   Charles J. Novak       56     Chief Financial Officer, Treasurer, Secretary
   Leland Witherspoon     51     Vice President
   Falah Al-Kadi          53     Chairman of the Board of Directors
   Jack W. Moorman        56     Director
   Paul A.H. Pankow       73     Director

The directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Board of Directors elects the officers at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director or executive officer. The Company has established audit and incentive compensation committees, consisting of the independent directors.

Biographical Information on Officers, Directors and Control Persons

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

Leland Witherspoon has been vice president of engineering since joining ISS in late 1997. From 1992 to 1997, Mr. Witherspoon was director of product research and development for Sorin Biomedicals, Inc., a developer and manufacturer of cardiopulmonary and cardiovascular hardware and software products. Prior to that time, he served in various technical and management positions for Pfizer/Shiley, Xerox Medical Systems and IBM. Mr. Witherspoon received his Bachelor of Science from Rensselaer Polytechnic Institute.

Falah Al-Kadi has been chairman of the board of directors since January 2000 and a director since December 1999. Mr. Al-Kadi is vice chairman of International Licensing Holding sal ("ILTAG"), a position he has held since 1994. ILTAG is a Lebanese holding company registered under Commercial Registration no. 855.

Jack W. Moorman has been a director of the Company since October 2002. Since August 2002, Mr. Moorman has been president and chief executive officer of Microbar Inc., a capital equipment manufacturer of advanced chemical management systems, and acted as interim president of Microbar Inc., from December 2001 to August 2002. From December 2000 to December 2001, Mr. Moorman was a self-employed start-up consultant to various companies. From July 1999 to December 2000, Mr. Moorman served as President of Vivant Medical Incorporated, an early stage venture capital funded medical device company, which merged with MCT Medical Inc., a liver tumor ablation medical device company founded by Mr. Moorman in November 1998. From June 1999 to July 1999, Mr. Moorman provided business and consulting services to the Company. From December 1997 to July 1999, Mr. Moorman was self-employed as a business and technical consultant in parallel with MCT Medical Inc. Mr. Moorman received his BS in Ceramic Engineering from the University of Illinois and his MS in Management from Stanford Graduate School of Business.

Paul A. H. Pankow has been a director of the Company since January 2003. Mr. Pankow previously served as a director of the Company from May 1995 through December 1999. Since March 1995, Mr. Pankow has been president of PAP Consulting, a business and technical consulting firm. From September 1959 to February 1995, he held various positions with 3M Corporation, most recently as a vice president of its Imaging Systems Division, staff vice president of Digital Imaging Application Center and staff vice president of special programs. He currently serves as a member of several private boards. Mr. Pankow received his B.S. in mechanical engineering and business administration from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2003.

Item 10. Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2003, 2002 and 2001, the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2003 (collectively, the "Named Executive Officers").

                                          Summary Compensation Table
                                                                                            Long-Term
                                                   Annual Compensation                     Compensation
                                                   -------------------                     ------------

                                                                                            Securities
              Name and                                          Cash                        Underlying
         Principal Position          Year       Salary (1)      Bonus      Other (2)         Options
         ------------------          ----       ----------      -----      ---------         -------

     Ramesh C. Trivedi               2003 (3)      $302,226       $0        $25,139          300,000
     President and Chief             2002 (4)       302,215        0         16,752                0
     Executive Officer               2001           301,434        0         17,214                0

     Leland Witherspoon              2003 (5)       142,600        0              0          125,000
     Vice President,                 2002 (6)       142,600        0              0                0
     Engineering                     2001           141,335        0              0                0

     Charles J. Novak                2003 (7)       120,000        0              0           80,000
     Chief Financial Officer         2002 (8)        55,000        0              0           30,000
                                     2001                 0        0              0                0

(1) The 2002 salary information for Charles J. Novak represents a partial year as his start date with the Company was in July 2002.
(2) Represents expense allowances under the terms of Dr. Trivedi's employment agreement.
(3)  For the year 2003, $112,277 of Dr. Trivedi's salary was deferred.
(4)  For the year 2002, $32,451 of Dr. Trivedi's salary was deferred.
(5)  For the year 2001, $56,324 of Dr. Trivedi's salary was deferred.
(6)  For the year 2003, $38,322 of Mr. Witherspoon's salary was deferred.
(7)  For the year 2002, $15,282 of Mr. Witherspoon's salary was deferred.
(8)  For the year 2003, $34,350 of Mr. Novak's salary was deferred.
(9)  For the year 2002, $3,289 of Mr. Novak's salary was deferred.

Employment Agreements

Dr. Ramesh C. Trivedi serves as President and Chief Executive Officer of the Company pursuant to an employment agreement with the Company dated December 8, 1995, as amended on March 31, 1998 and January 1, 2000 terminable at will by either party. Pursuant to such employment agreement, as amended, Dr. Trivedi is to receive a base salary of $25,186 per month and incentive compensation. Pursuant to such employment agreement, Dr. Trivedi received a 10-year option to purchase an aggregate of 100,000 shares of common stock of the Company at a purchase price of $4.75 per share, the closing price of the Company's common stock on February 19, 1998, exercisable as follows: (i) 28,125 exercisable immediately and (ii) the remaining 71,875 shares exercisable over a period of 48 months commencing on February 19, 1998. Dr. Trivedi's employment with the Company is for no specified period and constitutes at-will employment. However, it is provided in the employment agreement that in the event (i) that Dr. Trivedi is terminated by the Company for reasons other than for Cause (as defined in his employment agreement), he will be entitled to receive severance pay of his base salary for a period of 18 months from the date of termination; and (ii) the vesting of his option as indicated above will accelerate and become immediately exercisable at the time of termination.

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

Stock Options

The following table contains information concerning the grant of stock options under any of the Company stock option plans to the Named Executive Officers during the fiscal year ended December 31, 2003.

                     Stock Option Grants in Last Fiscal Year
                               (Individual Grants)

                                         % of Total
                           Number of      Options                                         Potential Realizable Value at Assumed
                            Shares       Granted to                                            Annual Rates of Stock Price
                          Underlying     Employees     Exercise                                 Appreciation for Option
                            Options      in Fiscal     Price per                                        Term (2)
          Name            Granted (1)       Year         Share       Expiration Date              5%                10%
          ----            -----------       ----         -----       ---------------            -----              ------

Ramesh C. Trivedi            300,000       26.55%       $0.0250      February 27, 2013          4,717              11,953

Leland Witherspoon           125,000       11.06%       $0.0250      February 27, 2013          1,965               4,980

Charles J. Novak              80,000        7.08%       $0.0250      February 27, 2013          1,258               3,187


(1) All options have an exercise price per share equal to 100% of the fair market value of the Company's common stock on the grant date. Stock options have a 10-year term and vest periodically over a period not to exceed five years.

(2) As required by SEC rules, these columns show the potential gains that may exist for respective options, assuming that the market price for Integrated
     Surgical Systems, Inc.'s common stock appreciates from the date of grant to the end of the option terms at the annual rates of 5% and 10%, respectively. These numbers are not estimates of the Company's future stock price performance and are not necessarily indicative of the Company's future stock price performance. If the price of the Company's common stock does not increase above the exercise price, no value will be realizable from these options.

The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options held at December 31, 2003, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2003.
The value of the unexercised in-the-money options at December 31, 2003, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2003. The closing sale price of the common stock on December 31, 2003 was $0.105 per share.

        Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values
                          Shares Acquired
                           Upon Exercise           Number of Securities             Value of Unexercised
                            Of Options                  Underlying                      In-The-Money
                           During Fiscal            Unexercised Options                  Options at
                               2003                At December 31, 2003               December 31, 2003
                               ----                --------------------               -----------------
                                    Value
Name                   Number     Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                   ------     --------     -----------    -------------     -----------    -------------

Ramesh C. Trivedi          0          -          741,077           306,340        $11,123          $24,000
Leland Witherspoon         0          -           74,375           125,625              0           10,000
Charles J. Novak           0          -           10,625            99,375            531            7,369

Director Compensation

The Company currently does not have in effect a policy regarding compensation for serving on the Company's board of directors. However, the Company does reimburse its directors for their reasonable expenses incurred in attending meetings of the Company's board and its non-employee directors are periodically granted options to purchase shares of the Company's common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of April 30, 2004 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and officers as a group.

                                                               Percentage of
                                    Amount and Nature           Common Stock
                                     of Beneficial              Beneficially
      Name                            Ownership (1)               Owned (2)
      ----                            -------------               ---------
Ramesh C. Trivedi (3)                  1,061,417     (4)               2.37%
Leland Witherspoon (3)                               (5)                   *
                                         211,484
Charles J. Novak (3)                      92,500     (6)                   *
Falah Al-Kadi (7)                                    (8)               3.41%
                                       1,531,511
Jack W. Moorman (9)                       45,313    (10)                   *
Paul A.H. Pankow (3)                      45,313    (10)                   *
All directors and officers
 as a group (6 persons)                2,987,538                       6.66%

--------------------------------------------------------------------------------
*        Less than one percent.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Based on 44,867,358 shares of common stock outstanding as of April 30, 2004.

(3) Address is c/o Integrated Surgical Systems, Inc., 1850 Research Park Drive, Davis, California 95616.

(4) Includes 1,047,417 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within 60 days - 316,907 shares at an exercise price of $0.07 per share, 120,000 shares at an exercise price of $3.00 per share, 304,300 shares at an exercise price of $1.81 per share, 6,210 shares at an exercise price of $0.10 per share and 300,000 shares at an exercise price of $0.025 per share.

(5) Includes 200,000 shares that Mr. Witherspoon may acquire upon exercise of stock options exercisable within 60 days - 45,000 shares at an exercise price of $3.00 per share, 30,000 shares at an exercise price of $1.81 per share and 125,000 shares at an exercise price of $0.025 per share.

(6) Includes 92,500 shares that Mr. Novak may acquire upon exercise of stock options exercisable within 60 days - 12,500 shares at an exercise price of $0.055 per share and 80,000 shares at an exercise price of $0.025 per share. Does not include options to purchase 17,500 shares at an exercise price of $0.055 per share, none of which are currently exercisable.

(7) Address is c/o Dogmoch Group of Companies, Adnan Al Hakim St., Assaf Bldg., P.O. Box 135660, Beirut, Lebanon.

(8) Includes 1,461,198 shares of the Company's common stock, all of which are owned by ILTAG, an affiliate of Dogmoch, of which Mr. Al-Kadi is Vice-Chairman, and 70,313 shares that Mr. Al-Kadi may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.06 per share. Does not include options to purchase 29,687 shares at an exercise price of $0.060 per share, none of which are currently exercisable.

(9)  Address is c/o Microbar Inc. 1252 Orleans Drive, Sunnyvale, California
     94089.

(10) Includes 45,313 shares that may be acquired upon exercise of stock options exercisable within 60 days at an exercise price of $0.035 per share. Does not include options to purchase 54,687 shares at an exercise price of $0.035 per share, none of which are currently exercisable.

Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in the "Equity Compensation Plans" section of Item 5 of this Annual Report on Form 10-KSB certain information with respect to securities authorized for issuance under the Company's equity plans.

Item 12. Certain Relationships and Related Transactions

At December 31, 2003, the Company had an aggregate amount due to executive officers of approximately $636,000. These amounts due are in the form of an interest bearing advance, non-interest bearing advances, deferred salaries and unreimbursed travel expenses. Of such amounts, $201,000, $273,000 and $56,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, president and chief executive officer of the Company; $54,000 and $14,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, vice president of engineering of the Company; and $38,000 is included in accrued payroll and related expense and is due to Charles
J. Novak, chief financial officer of the Company. At December 31, 2003, the Company had accrued payroll and related expenses of $371,000 for all other employees.

See also "Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sale of Unregistered Securities" and "Item 10 - Executive Compensation - Employment Agreements."

Item 13. Exhibits and Reports on Form 8-K

Exhibit                   Description
-------                  ------------

3.1     Composite of Restated Certificate of Incorporation of the Registrant,
        as amended. (14)
3.2     By-laws of the Registrant, as amended. (1)
3.3     Certificate of Designations for Series F Convertible Preferred Stock.
        (4)
3.4     Certificate of Designations for Series G Convertible Preferred Stock.
        (11)
3.5     Certificate of Designations for Series H Convertible Preferred Stock.
        (12)
4.1 Form of warrant issued to the underwriters for the Registrant's initial public offering in November 1996. (2)
4.2 Form of Warrant Agreement relating to the Registrant's Redeemable Common Stock Purchase Warrants. (2)
4.3     Specimen Common Stock Certificate. (2)
4.4 Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.5     1998 Stock Option Plan. (5)
4.6     Employee Stock Purchase Plan. (5)

4.7 Common Stock Purchase Warrant issued by the Registrant to International Business Machines Corporation ("IBM"), dated February 6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein). (2)
4.8 Stockholders' Agreement between the Founders of the Registrant and IBM, dated February 6, 1991 as amended. (2)
4.9 Common Stock Purchase Warrant issued by the Registrant to IBM, dated December 21, 1995 (included as Exhibit I to Exhibit 10.5 herein). (2)
4.10 Series D Preferred Stock Purchase Warrant issued by the Company to IBM, dated December 21, 1995 (included as Exhibit H to Exhibit 10.5 herein).
        (2)
4.11    Warrant issued by the Registrant to Sutter Health, Sutter Health
        Venture Partners ("Sutter Health VP") and Keystone Financial
        Corporation ("Keystone"), dated December 21, 1995 (included as
        Exhibits K, L and M, respectively, to Exhibit 10.5 herein). (2)
4.12 Registration Rights Agreement among the Registrant, IBM, John N, Kapoor Trust ("Kapoor"), EJ Financial Investments V, L.P.
        ("EJ Financial"), Keystone, Sutter Health and Sutter Health VP, dated as of December 21, 1995 (included as Exhibit G to Exhibit 10.5 herein).
        (2)
4.13    1995 Stock Option Plan, as amended. (2)
4.14 Series D Preferred Stock Purchase Warrant issued by the Registrant to IBM, dated February 29, 1996 (together with the warrant referred to in Exhibit 4.10, the "Series D Warrants"). (2)
4.15    Letter Agreement between the Registrant and IBM dated October 29,
        1997, amending the Series D Preferred Stock and Warrant Purchase Agreement among the Registrant, IBM and EJ Financial, dated December
        21, 1995. (6)
4.16 Form of warrant issued to CA IB Investmentbank Aktiengesellschaft and Value Management & Research GmbH. (6)
4.17 Form of warrant issued to purchasers of Series A Convertible Preferred Stock. (7)
4.18 Form of warrant issued to purchasers of Series B Convertible Preferred Stock. (8)
4.19 Form of warrant issued to purchasers of Series C Convertible Preferred Stock. (3)
4.20 Form of warrant issued to purchasers of Series D Convertible Preferred Stock. (3)
4.21 Form of warrant issued to purchasers of Series E Convertible Preferred Stock. (9)
4.22 Form of warrant issued to purchasers of Series F Convertible Preferred Stock. (4)
4.23 Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (11)
4.24 Form of warrant issued to purchasers of Series H Convertible Preferred Stock. (12)
4.25 Form of Registration Rights Agreement for Series A Convertible Preferred Stock financing. (7)
4.26 Form of Registration Rights Agreement for Series B Convertible Preferred Stock financing. (8)
4.27 Form of Registration Rights Agreement for Series C Convertible Preferred Stock financing. (3)
4.28 Form of Registration Rights Agreement for Series D Convertible Preferred Stock financing. (3)
4.29 Form of Registration Rights Agreement for Series E Convertible Preferred Stock financing. (9)
4.30 Form of Registration Rights Agreement for Series F Convertible Preferred Stock financing. (4)
4.31 Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (11)
4.32 Form of Registration Rights Agreement for Series H Convertible Preferred Stock financing. (12)
4.33 Form of warrant dated December 14, 1999 issued to ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
4.34 Form of Registration Rights Agreement dated December 14, 1999 among the Registrant, ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
4.35 Registration Rights Agreement for the purchasers of Stock under the Equity Line of Credit Agreement (included as Exhibit C to Exhibit 10.26).
4.36 Form of warrant issued under the Equity Line of Credit Agreement (included as Exhibit D to Exhibit 10.26).
4.37    2000 Stock Award Plan
4.38    2000 Long Term Performance Plan.
4.39    Change in Auditing Firm

10.1 Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991. (2)
10.2    License Agreement between the Registrant and IBM, dated February 4,
        1991. (2)
10.3 Series B Preferred Stock Purchase Agreement among the Registrant, Sutter Health and Kapoor, dated as of April 10, 1992. (2)
10.4 Series C Preferred Stock Purchase Agreement among the Registrant, Sutter Health and Keystone, dated as of November 13, 1992, as amended
        December 13, 1995. (2)
10.5 Series D Preferred Stock and Warrant Purchase Agreement among the Registrant, IBM and EJ Financial, dated December 21, 1995. (2)
10.6    Investors Agreement among the Registrant, IBM, Wendy Shelton-Paul
        Trust, William Bargar, Brent Mittelstadt, Peter Kazanzides, Kapoor, Sutter Health, Sutter Health VP, and EJ Financial, dated as of
        December 21, 1995. (2)
10.7 Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.8    License Agreement between the Registrant and IBM, dated February 4,
        1991. (2)
10.9 Stock Purchase Agreement dated as of September 5, 1997 between the Registrant and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A. (6)
10.10 Registration Rights Agreement dated September 5, 1997 by and among the Registrant and the holders of the outstanding capital stock of Innovative Medical Machines International, S.A. (6)
10.11 Preferred Stock Purchase Agreement for Series A Convertible Preferred Stock. (7)
10.12 Preferred Stock Purchase Agreement for Series B Convertible Preferred Stock. (8)
10.13 Preferred Stock Purchase Agreement for Series C Convertible Preferred Stock. (3)
10.14 Preferred Stock Purchase Agreement for Series D Convertible Preferred Stock. (3)
10.15 Preferred Stock Purchase Agreement for Series E Convertible Preferred Stock. (9)
10.16 Preferred Stock Purchase Agreement for Series F Convertible Preferred Stock. (4)
10.17 Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (11)
10.18 Preferred Stock Purchase Agreement for Series H Convertible Preferred Stock. (12)
10.19 Stock and Warrant Purchase Agreement dated as of October 1, 1999 among the Registrant, ILTAG International Licensing Holding S.A.L., Bernd Herrmann and Urs Wettstein. (10)
10.20 Distribution Agreement dated November 12, 1999 between the Registrant and Spark 1st Vision GmbH & Co. KG. (14)
10.21 Mutual Termination Agreement dated May 9, 2000 between the Registrant and Spark 1st Vision GmbH & Co. KG. (14)
10.22 Personal Undertaking dated May 30, 2000 by ILTAG International Licensing Holding S.A.L. towards the Registrant. (14)
10.23   Personal Undertaking dated May 21, 2000 of Urs Wettstein. (14)
10.24   Personal Undertaking dated May 16, 2000 of Bernd Herrmann. (14)
10.25 Private Equity Line of Credit Agreement dated September 15, 2000 with Triton West Group, Inc. (14)
10.26 Escrow Agreement dated September 15, 2000 for the Equity Line of Credit Agreement (included as Exhibit A to Exhibit 10.26). (14)
10.27 Letter Agreement dated October 6, 2000 amending the Private Equity Line of Credit Agreement dated September 15, 2000. (14)
10.28 Addendum One dated March 31, 1998 to Employment Agreement between Registrant and Ramesh Trivedi dated December 8, 1995. (14)
10.29 Employment Agreement between Integrated Surgical Systems, Inc. and Charles J. Novak. (14)
10.30 Employment Agreement between Integrated Surgical Systems, Inc. and Leland Witherspoon.
14.1    Code of ethics (14)
21.1    List of Subsidiaries
23.0    Consent of Macias, Gini and Company LLP, Independent Auditors *
23.1    Consent of Ernst & Young LLP, Independent Auditors *

31.1    Certification Pursuant to Exchange Act  Rule 13a-14(a) of Ramesh
        Trivedi *
31.2    Certification Pursuant to Exchange Act  Rule 13a-14(a) of Charles Novak*
32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Ramesh Trivedi*
32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Charles Novak*


--------------------------------------------------------------------------------
* File Herewith

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-83067), declared effective on October 14, 1999.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-30422), declared effective on February 22, 2000.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(6) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-31481), declared effective on November 14, 1997.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-66133), declared effective on January 14, 1999.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1999.
(10) Incorporated by reference to the Registrant's proxy statement dated October 5, 1999.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45706), declared effective on September 28, 2000.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


Item 14. Principal Accountant Fees and Services

Audit Fees

All audit related fees are approved by the Audit Committee. The Audit Committee has considered whether the provisions of such services, including non-audit services, by the Company's Independent Auditors is compatible with maintaining their independence and has concluded that it is.

The following table sets forth the Company's aggregate fees billed by its independent accountants for each of the last two fiscal years for the categories of services indicated.

         Category                          2003                      2002
         ---------------                 ---------                 ---------
         Audit fees (1)                  $ 176,800                 $ 235,400
         Audit-related fees (2)                  -                     2,700
         Tax fees (3)                       35,600                    39,300
         All other fees (4)                      -                         -

(1) Consists of the Company estimates of the aggregate fees billed by its Independent Auditors for professional services rendered in connection with the audit of the Company's annual financial statements on Form10-KSB and the review of the Company's quarterly financial statements on Form 10-QSB and services that are normally provided by the independent auditors in connection with the statutory and regulatory filings or engagements.

(2) Fees for audit-related services totaled approximately $2,700. Audit-related services principally includes internal control reviews.

(3) Consists of professional services rendered for tax compliance, tax advise and tax planning.

(4) The Company's Independent Auditors did not provide any other services during the two fiscal years.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Integrated Surgical Systems, Inc.


                          By: /s/ RAMESH C. TRIVEDI
                          ------------------------------------------------------
                          Ramesh C. Trivedi, President
                          (Principal Executive Officer)


                          By: /s/ CHARLES J. NOVAK
                          ------------------------------------------------------
                          Charles J. Novak
                          (Principal Financial and Accounting Officer)
Dated: May 11, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 11, 2004 in the capacities indicated.

       Signature                              Title
       ---------                              -----


/s/ RAMESH C. TRIVEDI         Chief Executive Officer, President and a Director
----------------------------  (Principal Executive Officer)
Ramesh C. Trivedi


/s/ CHARLES J. NOVAK          Chief Financial Officer
---------------------------- (Principal Financial and Accounting Officer) Charles J. Novak


/s/ FALAH AL-KADI             Chairman of the Board
----------------------------
Falah Al-Kadi


/s/ JACK W. MOORMAN           Director
----------------------------
Jack W. Moorman


/s/ PAUL A.H. PANKOW          Director
----------------------------
Paul A.H. Pankow

                   Index to Consolidated Financial Statements




                                                                           PAGE
                                                                           ----

Report of Macias, Gini & Company LLP, Independent Auditors,                 29
   for the year ended December 31, 2003


Report of Ernst & Young LLP, Independent Auditors, for the year             30
   ended December 31, 2002

Consolidated Balance Sheet at December 31, 2003                             31

Consolidated Statements of Operations for the years ended                   32
   December 31, 2003 and 2002

Consolidated Statements of Convertible Preferred Stock and                  33
   Stockholders' Deficit for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended                   34
    December 31, 2003 and 2002

Notes to Consolidated Financial Statements                                  35

            REPORT OF MACIAS GINI & COMPANY LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2003, and the related consolidated statements of operations, convertible preferred stock and stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficit of $5,246,343 and an accumulated deficit of $67,731,209 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 /s/ MACIAS GINI & COMPANY LLP
                                                 -----------------------------
                                                     MACIAS GINI & COMPANY LLP
Sacramento, California
May 11, 2004

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated statements of operations, convertible preferred stock and stockholders' deficit, and cash flows of Integrated Surgical Systems, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Integrated Surgical Systems, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ ERNST & YOUNG LLP
                                                           ---------------------
                                                               ERNST & YOUNG LLP
Sacramento, California
March 14, 2003

                        Integrated Surgical Systems, Inc.

                           Consolidated Balance Sheet
                                December 31, 2003


Assets
Current assets:
     Cash                                                          $    142,909
     Accounts receivable less allowance
       for doubtful accounts of $37,744                                 110,756
     Inventory                                                          486,955
     Other current assets                                               112,909
                                                                   ------------
Total current assets                                                    853,529

Property and equipment, net                                              34,996
                                                                   ------------
                                                                   $    888,525
                                                                   ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  1,962,849
     Accrued payroll and related expense                                881,447
     Accrued liabilities                                                354,914
     Unearned income                                                  2,844,173
     Other current liabilities                                           56,489
                                                                   ------------
Total current liabilities                                             6,099,872

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000
         shares authorized;
         44,867,358 shares issued and outstanding                       448,674
     Additional paid-in capital                                      61,902,692
     Accumulated deficit                                            (67,731,209)
                                                                   ------------
Total stockholders' deficit                                          (5,379,843)
                                                                    ------------
                                                                   $    888,525
                                                                   ============


See accompanying notes to the consolidated financial statements.

                        Integrated Surgical Systems, Inc.

                      Consolidated Statements of Operations


                                                     Years ended December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Net revenue                                        $  5,831,482    $  5,162,854
Cost of revenue                                       3,990,140       1,787,620
                                                   ------------    ------------
                                                      1,841,342       3,375,234
Operating expenses:
     Selling, general and administrative              2,439,172       3,467,727
     Research and development                         1,664,160       2,514,694
     Loss on disposal of subsidiary                   1,516,519            --
     Amortization of intangibles                           --           497,858
                                                   ------------    ------------
                                                      5,619,851       6,480,279
                                                   ------------    ------------
Operating loss                                       (3,778,509)     (3,105,045)

Other income:
     Foreign currency exchange gain                     143,321         200,596
     Loan forgiveness                                   109,000            --
     Other, net                                         275,969          86,702
                                                   ------------    ------------
                                                        528,290         287,298
                                                   ------------    ------------
Net loss available to common stockholders          $ (3,250,219)   $ (2,817,747)
                                                   ============    ============

                                                   ------------    ------------
Basic and diluted net loss per common share        $      (0.08)   $      (0.07)
                                                   ============    ============
Shares used in computing basic and
 diluted net loss per share
                                                     43,015,760      38,647,454
                                                   ============    ============


See accompanying notes to the consolidated financial statements




                                               Integrated Surgical Systems, Inc.

                      Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit


                                                     Convertible Preferred Stock                       Stockholders' Deficit
                                         ------------------------------------------------------      -------------------------

                                                                      Additional                           Common Stock
                                                                       Paid-in                       -------------------------
                                          Shares        Amount         Capital          Total           Shares          Amount
                                         ------------------------------------------------------      -------------------------

Balance at December 31, 2001                312    $          3    $    312,053    $    312,056      38,306,385   $    383,064
   Conversions of
    preferred stock                         (62)             (1)        (61,559)        (61,560)      3,078,000         30,780
   Stock compensation,
    non-employees                          --              --              --              --           594,084          5,941
   Comprehensive loss:
     Net loss                              --              --              --              --              --             --
     Foreign currency
      translation
      adjustments                          --              --              --              --              --             --
   Comprehensive loss                      --              --              --              --              --             --
                                        -------------------------------------------------------      -------------------------
Balance at December 31, 2002                250               2         250,494         250,496      41,978,469        419,785
   Conversions of
     preferred stock                        (82)           --           (82,000)        (82,000)      2,888,889         28,889
   Comprehensive loss:
    Net loss                               --              --              --              --              --             --
    Foreign currency
     translation adjustments               --              --              --              --              --             --
    Foreign currency
     translation
     adjustment
     related to
     disposal
     of subsidiary                         --              --              --              --              --             --

   Comprehensive loss                      --              --              --              --              --             --
                                   ------------------------------------------------------------      -------------------------
Balance at December 31, 2003                168    $          2    $    168,494    $    168,496      44,867,358   $    448,674
                                   ============================================================      =========================





                              Integrated Surgical Systems, Inc.

      Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit


                                                      Stockholders' Deficit
                                   --------------------------------------------------------------
                                                     Accumulated
                                    Additional          Other                          Total
                                     Paid-in        Comprehensive    Accumulated    Stockholders'
                                     Capital           Loss           Deficit         Deficit
                                   --------------------------------------------------------------

Balance at December 31, 2001       $ 61,793,784    $ (1,288,437)   $(61,663,243)     $ (774,832)
   Conversions of
    preferred stock                      30,780            --              --            61,560
   Stock compensation,
    non-employees                        25,017            --              --            30,958
   Comprehensive loss:
     Net loss                              --              --        (2,817,747)     (2,817,747)
     Foreign currency
      translation
      adjustments                          --            70,530            --            70,530
                                                                                   ------------
   Comprehensive loss                      --              --              --        (2,747,217)
                                   ------------------------------------------------------------
Balance at December 31, 2002         61,849,581      (1,217,907)    (64,480,990)     (3,429,531)
   Conversions of
     preferred stock                     53,111            --              --            82,000
   Comprehensive loss:
    Net loss                               --              --        (3,250,219)     (3,250,219)
    Foreign currency
     translation
     adjustments                           --          (66,862)            --           (66,862)
    Foreign currency
     translation
     adjustment
     related to
     disposal
     of subsidiary                         --         1,284,769            --         1,284,769
                                                                                   ------------
   Comprehensive loss                      --              --              --        (2,032,312)
                                   ------------------------------------------------------------
Balance at December 31, 2003       $ 61,902,692    $       --      $(67,731,209)   $ (5,379,843)
                                   ============================================================





See accompanying notes to the consolidated financial statements

                                                 33a




                                   Integrated Surgical Systems, Inc.

                                 Consolidated Statements of Cash Flows


                                                                        Years ended December 31,
                                                                 ------------------------------------
                                                                     2003                     2002
                                                                 -----------               ----------
Cash flows from operating activities:
Net loss                                                         $(3,250,219)              $(2,817,747)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Loss on disposal of subsidiary                                 1,446,597                      --
    Depreciation                                                     236,992                   208,285
    Provision for losses on accounts receivable                         --                    (181,358)
    Amortization of intangible assets                                   --                     497,858
    Forgiveness of note payable                                     (109,262)                     --
    Stock compensation, non-employees                                   --                      30,958
    Changes in operating assets and liabilities:
       Accounts receivable                                         1,115,890                  (678,069)
       Inventory                                                     663,301                   372,545
       Other current assets                                           46,310                   (40,796)
       Accounts payable                                               72,244                   319,781
       Accrued payroll and related expenses                          585,779                    82,508
       Accrued liabilities                                            70,376                    56,933
       Unearned income                                              (434,892)                1,303,397
       Other current liabilities                                    (257,468)                 (126,678)
                                                                 -----------               -----------
Net cash provided by (used in) operating activities                  185,648                  (972,383)

Cash flows from investing activities:
Principal payments received on sales-type lease                         --                      45,545
Purchases of property and equipment                                  (20,174)                  (13,676)
Disposal of property and equipment                                     9,343                       738
                                                                 -----------               -----------
Net cash provided by (used in) investing activities                  (10,831)                   32,607

Cash flows from financing activities:
Proceeds from officers advances, deferred salaries and
  unreimbursed travel expenses                                          --                     260,591
Payments on officers advances, deferred salaries and
  unreimbursed travel expenses                                          --                     (70,592)
Proceeds from officers advances                                       70,099                      --
Payments on officers advances                                        (66,286)                     --
                                                                 -----------               -----------
Net cash provided by financing activities                              3,813                   189,999

Effect of exchange rate changes on cash                             (117,790)                   31,472
                                                                 -----------               -----------
Net increase (decrease) in cash                                       60,840                  (718,305)
Cash at beginning of year                                             82,069                   800,374
                                                                 -----------               -----------
Cash at end of year                                              $   142,909               $    82,069
                                                                 ===========               ===========


Supplemental disclosure of non-cash activity:
 Supplemental disclosure of
    non-cash financing activities:
       Conversion of preferred stock                             $    82,000               $    61,560


See accompanying notes to the consolidated financial statements

                                       34

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Note 1. Description of Business and Basis of Presentation

Integrated Surgical Systems, Inc. designs, manufactures, sells and services image-directed, computer-controlled robotic products for use in orthopaedic and neurosurgical procedures. The Company was incorporated in Delaware in 1990.

In 1997, the Company acquired a 100% interest in a French company, Innovative Medical Machines International, S.A. ("ISS-SA"), involved in the manufacturing and servicing of neurosurgical products. Under French law, a company whose net assets are less than 50% of its capital stock may come under the supervision and control of a regional administrative tribunal. On September 30, 2003 the Tribunal de Commerce (the "Tribunal") in Lyon, France determined that ISS-SA met the criteria for it to appoint an administrator to manage the Company's operations. The Tribunal acted after a hearing in which the Company and ISS-SA discussed the ability of ISS-SA to meet its obligations over the next four months and the Company's unwillingness to further fund its operations due to its history of operating losses. The Tribunal authorized the administrator to manage ISS-SA's operations pending a review of ISS-SA's operations and cash flow projections. Subsequent to its appointment, the administrator exercised control over all aspects of ISS-SA's operations including employee retention, purchasing, sales and inventory management. As a result, effective with the administrator's appointment the company no longer had access to the assets, personnel or records of ISS-SA.

On October 30, 2003, representatives of the Company met with the Tribunal to review the status of ISS-SA. At this meeting, the Tribunal determined that ISS-SA was making progress in improving its financial position and scheduled another meeting for December 2003. Prior to such meeting, the Tribunal reevaluated its decision to allow ISS-SA to continue operating and caused the assets and operations of ISS-SA to be sold, effectively terminating its operations on December 23, 2003. The Company received no proceeds from the sale of ISS-SA's assets.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Integrated Surgical Systems, BV ("ISS-BV") for the years ended December 31, 2003 and 2002. The results of operations of ISS-SA are included for the nine months ended September 30, 2003, reflecting the Company's decision to liquidate its operations concurrent with the assumption of control by the Tribunal. The Company has recorded a loss of $1,516,519 in connection with the liquidation of its investment in ISS-SA and closure of its European operations in the fourth quarter of 2003. All significant intercompany balance and transactions have been eliminated.

Note 2. Results of Operations and Management's Plans

The Company had net losses of $3,250,219 and $2,817,747 for the years ended December 31, 2003 and 2002, respectively. In addition, the Company had a working capital deficit of $5,246,343 and an accumulated deficit of $67,731,209 at December 31, 2003. The report of independent auditors on the Company's December 31, 2003 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues and enable the Company to continue operating through December 31, 2004. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Note 3. Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin
(SAB) 104, "Revenue Recognition", which superceded the earlier related guidance in SAB 101, "Revenue Recognition". Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Revenue for product sales is generally recognized upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of training and installation. Furthermore, due to business customs in Japan and the Company's interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of training and installation. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Effective with its adoption of EITF 00-21, "Multiple Deliverable Revenue Arrangements", when elements such as products and services or other elements are combined in a single arrangement, or in related arrangements with same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system. These contracts are accounted for under the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the completed contract and units-of-delivery method of accounting. Product development revenue is recognized when development is complete under the terms of the contract, and the customer has accepted the product. The direct cost, primarily labor, of product development contracts is deferred until the development revenue is recognized. Losses on contracts are accrued in the period that such losses are determined.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


The Company, through its ISS-SA subsidiary, recognizes revenue from leasing activities in accordance with SFAS No. 13, "Accounting for Leases." Accordingly, leases that transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases. Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the future minimum lease payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values. The cost of equipment subject to operating leases is recorded as leased equipment and is depreciated on a straight-line basis over the estimated service life of the equipment. Operating lease revenue is recognized as earned over the term of the underlying lease. All such leasing activity was performed by, and recorded on the books of, ISS-SA. As a result, at December 31, 2003, the Company held no such leases. During the year ended December 31, 2003 and the year ended December 31, 2002 the Company recorded $238,000 and $369,000 respectively in revenues from cancelable operating leases.

Foreign Currency Translation

The financial position and results of ISS-SA and ISS-BV are measured in Euros. Balance sheet accounts are translated into dollars at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. The resulting translation adjustments are recorded in the other comprehensive income section of stockholders' deficit. The Company's foreign currency transactions are usually recorded and settled in the same foreign currency, without foreign exchange transaction gains or losses. Foreign exchange transaction gains or losses are, however, recognized when translating inter-company receivables and payables. Primarily due to the liquidation of ISS-SA and the closure of ISS-BV, the Company reversed its existing accumulated foreign exchange translation adjustment balance of $1,284,769 in December 2003.

Research and Development

Research and development costs are expensed as incurred. Grants received from third parties for research and development activities are recorded as reductions of research and development expense over the term of the agreement as the related activities are conducted.

Shipping and Handling Costs

Costs related to shipping and handling are included in costs of revenues for all periods presented.

Certain Risks and Uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments consist primarily of cash and accounts receivable. The Company's cash is invested in cash deposits, substantially all with one financial institution. The Company sells its products to companies in the healthcare industry, most of which are located in foreign countries. The Company requires a down payment when an order is received, with a progress payment upon shipment, and final payment upon completion of training

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


and installation or customer acceptance. The Company believes that adequate provisions for uncollectable accounts receivable has been made in the accompanying consolidated financial statements.

A significant portion of the Company's sales are to a limited number of customers located in foreign countries. Three major foreign customers of the Company accounted for 22%, 14%, and 13% of the Company's revenue during the year ended December 31, 2003, and three major customers accounted for 16%, 13% and 11% for the year ended December 31, 2002. At December 31, 2003 two customers and at December 31, 2002 three customers accounted for 100% and 94% of accounts receivable, respectively.

Foreign revenue, substantially all from Western European countries, Japan, India and Korea was approximately $5,225,000 and $4,885,000 for the years ended December 31, 2003 and December 31, 2002, respectively.

A significant ROBODOC System component, a custom-built robot arm, is manufactured by a single Japanese company. Any significant delay or interruption in sourcing this component could require the Company to search for new sources of supply, if available, and could have a material adverse effect on the financial condition, results of operations, or cash flows.

Financial Statement Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes cash deposited in bank accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 to 5 years or the lease term, whichever is shorter.

Inventory

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the Company's products.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Inventory consisted of the following at December 31, 2003:

Raw materials                                                $170,998
Work-in-process                                               210,699
Finished goods                                                 85,366
Deferred product development contract costs                    19,893
                                                             --------
                                                             $486,955
                                                             ========
Warranty

The Company offers a one-year warranty for parts and labor on all ROBODOC systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Service contracts can be renewed at the customers' option, annually thereafter. Where the Company's products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

At December 31, 2002, the Company's product liability for warranties included in accrued liabilities were approximately $8,000. During 2003, the Company's ISS-SA subsidiary issued warranties of approximately $65,000 and reduced existing warranties, including expirations, by approximately $54,000. The remaining $19,000 was eliminated with the liquidation of ISS-SA. The Company has no recorded warranty liability for the period ending December 31, 2003, as all systems within the one-year warranty period were covered by service contracts.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.0% and 3.5%; dividend yield of 0%; volatility factors of the expected market price of the common stock of 1.006 and 0.955; and an expected life of the option of 4 years.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


The weighted average grant date fair value of these options was $0.03 in 2003 and $0.04 in 2002. No options with option prices less than the fair market value of the Company's stock on the date of grant were granted to employees in 2003 or 2002. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

                                                      Year Ended December 31,
                                                       2003            2002
                                                   -----------      -----------
Net loss, as reported                              $(3,250,219)     $(2,817,747)
Less: stock-based employee compensation
   cost included in net loss, as reported                 --               --
Stock-based employee compensation
   expense, determined under fair
   value method for all awards                        (112,444)         (62,946)
                                                   -----------      -----------
Pro forma net loss                                 $(3,362,663)     $(2,880,693)
                                                   ===========      ===========

Loss per share:
 Basic and diluted net
   loss per share                                  $     (0.08)     $     (0.07)
                                                   ===========      ===========
 Pro forma basic and diluted
   net loss per share                              $     (0.08)     $     (0.07)
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

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

Reclassifications

Certain items in the fiscal 2002 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no effect on net loss or stockholders' equity.

Note 4. Property and Equipment

Property and equipment consists of the following at December 31, 2003:

Computer hardware and purchased software              $  332,285
Machinery and equipment                                  290,872
ROBODOC and NeuroMate System equipment                   687,082
Furniture and fixtures                                   174,546
Leasehold improvements                                    18,877
                                                      ----------
                                                       1,503,662
Less accumulated depreciation                          1,468,666
                                                      ----------
                                                      $   34,996
                                                      ==========

Note 5. Note Payable

The Company received a $143,403 interest-free loan in 1997 from ANVAR, a French agency established to aid research and development projects. The loan provided funding for the first phase of the development of NeuroMate applications for spinal surgery. Under the terms of the loan, 50% of the revenues generated from the sale or licensing of the related technology, prototype, or articles manufactured specifically for the research project, were to be paid to ANVAR in the subsequent year, up to the balance of the loan amount outstanding. No such revenues were recorded during the years ending December 31, 2003 and 2002.

The loan also provided for the forgiveness of the loan under certain conditions, including a review by ANVAR. In August 2003, ANVAR completed a review of the loan balance and determined that the remaining balance of approximately $109,000 was forgiven. The Company has recorded the forgiveness of the loan in other income as other, net.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Note 6. Stockholders' Equity

Common Stock

At December 31, 2003 the Company has reserved a total of 7,664,026 shares of common stock for future issuance pursuant to Series G Convertible Preferred Stock, warrants and options outstanding.

The Company established an Employee Stock Purchase Plan ("ESPP") in 1998. The ESPP plan provides all eligible employees an opportunity to acquire an ownership interest in Integrated Surgical Systems, Inc. on a payroll deduction or other compensation basis at a 15% discount. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The plan covers an aggregate of 300,000 shares of the Company's common stock. At December 31, 2003, no offerings have been made to employees under the ESPP plan.

Warrants

The following table summarizes information about common stock warrants outstanding at December 31, 2003 and 2002:

                                                                                                              Outstanding at
                                           Issue       Expiration                            Exercise          December 31,
                Warrants issued             Year         Date                Issued          Range          2003           2002
                ---------------             ----         ----                ------          -----          ----           ----

Pursuant to stock purchase agreement (2)    1997    December 2006          2,274,066           $0.01      2,206,479     2,206,479
In connection with services (2),(3)         1997    September 2003            75,000       2.00-7.50              -        75,000
To public offering underwriters (2)         1997    November 2003            150,000            8.34              -       150,000
With Series B preferred stock (1)           1999      March 2003              12,500            2.75              -        12,500
With Series C preferred stock (1)           1999      June 2003                9,375            2.15              -         9,375
With Series D preferred stock (1)           1999      June 2003               25,000            3.41              -        25,000
With Series E preferred stock (1)           1999      July 2003               37,500            4.39              -        37,500
With Series F preferred stock (1)           2000    February 2004            125,000            2.38        125,000       125,000
With Series G preferred stock (1)           2000       May 2004               63,000            1.88         63,000        63,000
With Series H preferred stock (1)           2000     August 2004             650,000       0.50-1.02        650,000       650,000
Pursuant to stock purchase agreement        1999    December 2003         11,700,000            1.03              -     4,000,000
In connection with equity financing (4)     2000    September 2004            35,000            0.86         35,000        35,000
In connection with services (5)             2002       May 2007              100,000            0.06        100,000       100,000
                                                                          ----------                      -----------------------
                                                                          15,256,441                      3,179,479     7,488,854
                                                                          ==========                      =======================

Unless otherwise stated below, the warrants are exercisable when granted and expire between 2003 and 2007. There were no exercises of warrants during the years ended December 31, 2003 and 2002.

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

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Preferred Stock

The Company's Certificates of Incorporation authorize 1,000,000 shares of undesignated, serial preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any further vote or action by the Company's stockholders.

Convertible Preferred Stock

The Company's convertible preferred stock is classified as mezzanine financing, outside of permanent equity, due to its liquidation rights upon a change in control, as this condition is not solely within the Company's control. Given the liquidation rights of the Company's convertible preferred stock, these securities have been accounted for as if they were redeemable preferred stock. As such, the redemption value of the convertible preferred stock has been its liquidation preference of $168,496, and the carrying value of the convertible preferred stock is adjusted to its redemption amount at each balance sheet date through corresponding debits and credits to accumulated deficit and convertible preferred stock respectively, up to the liquidation preference.

Since September 1998, the Company has received aggregate net proceeds of $14,084,995 from the sale of eight series of convertible preferred stock. Information concerning these convertible preferred stock financing is set forth below:

                                          Shares                Net
    Series          Date of Sale           Sold              Proceeds
   ----------------------------------------------------------------------


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

Each series of convertible preferred stock has a stated value of $1,000 per share and is convertible into common stock at conversion prices equal to 80% or 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion ("Beneficial Conversion Feature") subject to a maximum conversion price. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price.

The value assigned to the Beneficial Conversion feature of each class of preferred stock was based upon the difference between the maximum conversion

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


price and the quoted market price of the common stock on the date the convertible preferred stock was sold (the "Discount"). The Discount was accreted using the straight-line method over the conversion period.

No series of convertible preferred stock entitles holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

During the year ended December 31, 2003, 82 shares of Series G convertible preferred stock were converted into 2,888,889 shares of common stock. During the year ended December 31, 2002, 62 shares of Series H convertible preferred stock were converted into 3,078,000 shares of common stock. At December 31, 2003 and 2002, 168 and 250 shares, respectively, of Series G convertible preferred stock were outstanding. At December 31, 2003, the series G shares would have converted into a minimum of 103,371 shares of common stock based upon its maximum conversion price of $1.63 No other series of preferred stock were outstanding. The number of shares of common stock issued upon conversion and the average actual conversion price for each series of convertible preferred stock converted into shares of common stock as of December 31, 2003 was as follows:

            Series         Common Shares                 Price
           ----------------------------------------------------


              A               2,867,135                   $2.23
              B                 459,831                    2.17
              C                 563,497                    1.33
              D               1,605,203                    1.25
              E               1,490,101                    1.22
              F               2,143,242                    0.93
              G               9,887,747                    0.17
              H              10,921,902                    0.11


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

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


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

In 2000, the Company established a long-term performance plan, the 2000 Long-Term Performance Plan (the "2000 Plan"). The 2000 Plan provides for stock awards of up to 1,000,000 shares. The 2000 Plan permits the grant of any form of award, including, but not limited to stock options, stock appreciation rights, stock, and cash awards, whether granted singly, in combination or in tandem. Stock options are granted at an exercise price of not less than 100% of fair market value (as defined in the 2000 Plan) on the date of grant and it is expected that options and stock appreciation rights will typically be granted for periods of 10 years or less. The 2000 Plan also permits the grant of other awards in stock or denominated in units of stock, which may be subject to restrictions or transfer and/or forfeiture provisions.

The Company also has a 2000 Stock Award Program under which up to 500,000 shares of common stock may be granted to employees and consultants, but not to officers and directors.

The following table summarizes activity under the plans for the years ended December 31, 2003 and 2002:

                                                                         Number           Weighted Average
                                                                       of Shares           Exercise Price
                                                                       ---------          ----------------

Outstanding at December 31, 2001 (at $.03 to $8.63 per share)          1,703,017              $   1.52
     Granted (at $0.03 to $0.08 per share)                               303,490                  0.05
     Cancelled (at $0.06 to $8.63 per share)                            (397,536)                 1.38
     Exercised                                                              --                     --
                                                                       --------
Outstanding at December 31, 2002 (at $.03 to $8.50 per share)          1,608,971                  1.28
     Granted (at $0.03 to $0.06 per share)                             1,130,100                  0.03
     Cancelled (at $0.03 to $3.94 per share)                            (260,429)                 0.67
     Exercised                                                              --                     --
                                                                       --------
Outstanding at December 31, 2003 (at $.03 to $8.50 per share)          2,478,642              $   0.77
                                                                       ========

The weighted average exercise price of options granted in 2003 and 2002 with option prices equal to the fair market value of the stock on the grant date was $0.06 and $0.05, respectively. At December 31, 2003 there were 250,232 shares of common stock reserved for future grants under the Stock Option Plan.




                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


The following table summarizes information related to options outstanding and options exercisable at December 31, 2003:

                                                         Weighted Average
                                        Weighted            Remaining                         Weighted
   Exercise Price      Options           Average           Contractual         Options         Average
                     Outstanding      Exercise Price     Life (in Years)     Exercisable    Exercise Price
  --------------------------------------------------------------------------------------------------------
   $0.00 - $.99      1,771,565            $0.04               7.5               682,546          $0.06
    1.00 - 1.99        403,300            $1.81               6.1               448,140           1.81
    2.00 - 2.99         20,000            $2.65               5.7                14,792           2.66
    3.00 - 3.99        221,500            $3.11               4.8               241,875           3.11
    4.00 - 5.99         33,277            $5.06               2.8                33,277           5.06
    6.00 - 8.50         29,000            $6.97               3.6                29,000           6.97
                    ----------                                                 --------
                     2,478,642            $0.77               6.9             1,449,630           1.39
                    ==========                                                =========

Note 7. Income Taxes

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 2003 and 2002 are as follows:
                                                       2003            2002
                                                  ------------------------------
Deferred tax assets:
    Net operating loss carryover                  $ 19,882,000     $ 14,269,000
    Research and development credit                  2,212,000        1,927,000
    Research and development                           305,000          345,000
    Accrued product retrofit costs                        --             83,000
    Inventory                                          303,000          220,000
    Depreciation                                       154,000          257,000
    Stock compensation                                 289,000          289,000
    Loss on investment                                 126,000          126,000
    Deferred income                                  1,130,000        1,091,000
    Other                                              227,000          166,000
                                                  ------------     ------------
                                                    24,628,000       18,773,000
Less valuation allowance                            24,628,000      (18,773,000)
                                                  ------------     ------------
 Net deferred taxes                                $       --       $       --
                                                  ============     ============

The Company expects the carryforward amounts will not be used prior to the expiration of the carryforward periods. The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate as of December 31, 2003 and 2002 are as follows:

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


                                                       2003            2002
                                                    -----------     -----------

Federal benefit expected at statutory rates         $(1,136,670)    $  (958,039)
Domestic net operating loss with
  no current benefit                                  5,019,945         752,824
Net effect of foreign operations                        (70,744)        199,989
Reversal of basis difference for
  foreign operations                                 (3,814,892)          --
Other non-deductible items                                2,361           5,226
                                                    -----------     -----------
                                                    $      --       $     --
                                                    ===========     ===========

As a result of stock sales through December 31, 1995, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, the federal and state net operating loss carryforwards will be subject to a total annual limitation in the amount of approximately $400,000.

The Company had at December 31, 2003 a net operating loss carryover of approximately $55,296,000 for federal income tax purposes which expires between 2005 and 2023, a net operating loss carryforward of approximately $18,205,000 for state income tax purposes which expires between 2004 and 2013. The Company had at December 31, 2003 research and development credit carryovers of approximately $1,394,000 and $1,240,000 for federal and state income tax purposes, respectively.

The Company paid $800 for income and franchise taxes during each of the two years ended December 31, 2003 and 2002. The valuation allowance increased by $5,855,000 in 2003 and $4,558,000 in 2002.

Note 8. Net Loss Per Share Information

At December 31, 2003, outstanding options to purchase 2,478,642 shares of common stock (with exercise prices ranging from $0.03 to $8.50), 3,179,479 outstanding warrants to purchase 3,179,479 shares of common stock (with exercise prices from $0.01 to $2.38), and 2,005,905 shares of common stock issuable upon conversion of Series G Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

Note 9. Commitments

The Company leases its U.S. facility under a non-cancelable operating lease expiring in June 2005. The lease provides for rent of approximately $34,000 and $33,000 per month during 2003 and 2002, respectively (plus real estate taxes and assessments, utilities and maintenance) and is subject to adjustment for cumulative increases in the cost of living index, not to exceed 4% per year. The Company entered into a sublease of approximately 5,000 square feet of its U.S. facility to a third party from April 2002 through January 2003, for approximately $7,000 per month. Sublease income of $7,000 and $63,000 for the years ended December 31, 2003 and 2002, respectively has been included in other income, in the consolidated statements of operations.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Future payments under the non-cancelable facility operating lease is approximately as follows:

                            Year Ending
                            December 31,
                            2004                                $416,363
                            2005                                 176,311
                                                                --------
                            Total                               $592,674
                                                                ========

Aggregate rental expense under this lease and the Company's lease for ISS-SA's facility in France amounted to approximately $438,000 and $476,000 during the years ended December 31, 2003 and 2002, respectively. Effective October 1, 2003, the lease in France was terminated by the Tribunal and no further expenses were recorded.

Note 10. Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of December 31, 2003, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations or cash flows.

In accordance with SFAS No. 5. "Accounting for Contingencies," the Company has reviewed the facts related to the liquidation of its investment in ISS-SA and closure of its European operations (see detail explanation in Part II, Item 7, Note 1 to the audited financial statements contained elsewhere in this Annual Report on Form 10-KSB) and has determined that no provision for loss is required related to this action. As of December 31, 2003, there were no current proceedings or litigation involving the Company. Were a claim to be filed the Company would not be able to accurately predict its ultimate outcome.

Note 11. Related Party Transactions

At December 31, 2003, the Company had amounts due to three executive officers (the "Officers") of the Company of approximately $636,000, in the aggregate, in the form of an interest bearing advance, non-interest bearing advances, deferred salaries and unreimbursed travel expenses. Amounts outstanding related to the advance at December 31, 2003 of $57,000 bear interest at 7.25%. A summary of the amounts due the Officers at December 31, 2003 follows:

Accrued payroll and related expense                                 $ 292,000
Accounts payable                                                      287,000
Accrued liabilities                                                    57,000
                                                                    ---------
                                                                    $ 636,000
                                                                    =========