Form 10QSB
period 2004-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2004-06-04
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to ________

                         Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                          68-0232575
                   --------                          ----------
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

                                       N/A
                                       ---
              (Former name, former address and formal fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of May 27, 2004 was 44,867,358.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                      For the quarter ended March 31, 2004
                                Table of Contents

                                                                            Page

Part I.   Financial Information

          Item 1.    Condensed Consolidated Financial Statements (unaudited)   2

                     Condensed Consolidated Balance Sheet at March 31, 2004    2

                     Condensed Consolidated Statements of Operations for the
                     three months ended March 31, 2004 and 2003                3

                     Condensed Consolidated Statements of Cash Flows for the
                     three months ended March 31, 2004 and 2003                4

                     Notes to Condensed Consolidated Financial Statements      5

          Item 2.    Management's Discussion and Analysis                      8

          Item 3.    Controls and Procedures                                  12

Part II.  Other Information

          Item 1.    Legal Proceedings                                        12

          Item 2.    Changes in Securities                                    12

          Item 3.    Changes in and Disagreement with Accountants             12

          Item 4.    Submission of Matters to a Vote of Security Holders      12

          Item 5.    Other Information                                        12

          Item 6.    Exhibits and Reports on Form 8-K                         12

Signature                                                                     13

Certifications                                                                14


Part I. Financial Information

     Item 1. Financial Statements (unaudited)


                              Integrated Surgical Systems, Inc.
                            Condensed Consolidated Balance Sheet
                                       March 31, 2004
                                         (Unaudited)

Assets
------
Current assets:
     Cash                                                                       $        568
     Accounts receivable                                                             190,500
     Inventory                                                                       495,951
     Other current assets                                                            110,215
                                                                                ------------
Total current assets                                                                 797,234

Property and equipment, net                                                           27,951
                                                                                ------------
                                                                                $    825,185
                                                                                ============


Liabilities and stockholders' deficit
-------------------------------------
Current liabilities:
     Accounts payable                                                           $  2,194,617
     Accrued payroll and related expenses                                          1,243,485
     Accrued liabilities                                                             340,535
     Unearned income                                                               2,381,687
     Other current liabilities                                                       132,845
                                                                                ------------
Total current liabilities                                                          6,293,170


Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,495 aggregate liquidation value)        168,495

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         44,867,358 shares issued and outstanding                                    448,674
     Additional paid-in capital                                                   61,902,692
     Accumulated deficit                                                         (67,987,846)
                                                                                ------------
Total stockholders' deficit                                                       (5,636,480)
                                                                                ------------
                                                                                $    825,185
                                                                                ============


See accompanying notes to condensed consolidated financial statements.


                             Integrated Surgical Systems, Inc.
                      Condensed Consolidated Statements of Operations
                                        (Unaudited)



                                                               Three months ended March 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
Net revenue                                                    $    782,801    $  3,020,602
Cost of revenue                                                     295,099       1,666,931
                                                               ------------    ------------
                                                                    487,702       1,353,671
Operating expenses:
     Selling, general and administrative                            355,882         778,563
     Research and development                                       387,482         448,269
                                                               ------------    ------------
                                                                    743,364       1,226,832
                                                               ------------    ------------
Operating income (loss)                                            (255,662)        126,839

Other income (expense), net                                            (975)         43,152
                                                               ------------    ------------
Net income (loss)                                              $   (256,637)   $    169,991
                                                               ============    ============


Basic net income (loss) per common share                       $      (0.01)   $       0.00
                                                               ============    ============
Diluted net income (loss) per common share                     $      (0.01)   $       0.00
                                                               ============    ============

Shares used in computing basic net income (loss) per share       44,867,358      41,978,469
                                                               ============    ============
Shares used in computing diluted net income (loss) per share     44,867,358      53,349,941
                                                               ============    ============



See accompanying notes to condensed consolidated financial statements.


                          Integrated Surgical Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Three months ended March 31,
                                                        ----------------------------
                                                             2004           2003
                                                         -----------    -----------
Cash flows from operating activities:
Net income (loss)                                        $  (256,637)   $   169,991
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation                                              7,046         70,964
     Changes in operating assets and liabilities:
        Accounts receivable                                  (79,744)       332,688
        Inventory                                             (8,996)       139,126
        Other current assets                                   2,694         42,934
        Accounts payable                                     231,768        146,945
        Accrued payroll and related expenses                 362,037        131,455
        Accrued liabilities                                  (14,379)       (27,146)
        Unearned income                                     (462,486)    (1,070,479)
        Other current liabilities                                (17)        62,996
                                                         -----------    -----------
Net cash used in operating activities                       (218,714)          (526)

Cash flows from investing activities:
Purchases of property and equipment                             --          (17,708)

Cash flows from financing activities:
Proceeds from officer advances                               136,573         22,645
Payments on officer advances                                 (60,200)       (13,252)
                                                         -----------    -----------
Net cash provided by financing activities                     76,373          9,393

Effect of exchange rate changes on cash                         --           87,989
                                                         -----------    -----------
Net increase (decrease) in cash                             (142,341)        79,150
Cash at beginning of period                                  142,909         82,069
                                                         -----------    -----------
Cash at end of period                                    $       568    $   161,219
                                                         ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                          4

                        Integrated Surgical Systems, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 2004

1.   Basis of presentation

The condensed consolidated financial statements have been prepared by Integrated Surgical Systems, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2004 financial statement presentations.

2.   Results of Operations and Management's Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the three month period ended March 31, 2004, the Company incurred a net loss of $256,637 and has an accumulated deficit of $67,987,846. For the year ended December 31, 2003, the Company incurred a net loss of $3,250,219 and had an accumulated deficit of $67,731,209 as of December 31, 2003. The report of independent auditors on the Company's December 31, 2003 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues and enable the Company to continue operating through December 31, 2004. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The condensed consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

3.   Inventories

At March 31, 2004, the components of inventory were:

             Raw materials                                 $157,089
             Work-in-process                                220,360
             Finished goods                                  94,398
             Deferred product development contract costs     24,104
                                                           --------
                                                           $495,951
                                                           ========

4.   Warranty and Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC systems generally commencing upon the completion of training and installation. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products. At March 31, 2004, the Company had no recorded warranty liability as all systems within the one-year warranty period were covered by service contracts.

5.   Stockholders' equity

During the three month period ended March 31, 2004, the Company issued no shares of common stock.

6.   Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Under the intrinsic value method, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock option awards which are granted at less than fair market value result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award. The Company had no deferred compensation at March 31, 2004.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure of an Amendment of SFAS No. 123" and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", require the disclosure of certain information as if the Company had adopted the fair value provisions of SFAS No.
123. The table below illustrates the effect on net income (loss) and net income
(loss) per share had the Company adopted the fair value provisions of SFAS No. 123 using the following assumptions for the three months ended March 31, 2004 and 2003, respectively: risk-free interest rates of 2.0% and 3.0%; volatility factors of the expected market price of the common stock of 1.007 and 0.931; and an expected life of the option of 4 years.

                                                        Quarter Ended March 31,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------
Net income (loss), as reported                         $(256,637)     $ 169,991
Add:  stock-based employee compensation
      included in reported net income (loss)                --             --
Less: stock-based employee compensation
      expense, determined under fair value
      method for all awards                               (8,459)       (26,131)
                                                       ---------      ---------
Pro forma net income (loss)                            $(265,096)     $ 143,860
                                                       =========      =========

Income (loss) per share:
    Basic net income (loss) per share                  $   (0.01)     $    0.00
                                                       =========      =========
    Diluted net income (loss) per share                $   (0.01)     $    0.00
                                                       =========      =========

Pro forma
    Basic net income (loss) per share                  $   (0.01)     $    0.00
                                                       =========      =========
    Diluted net income (loss) per share                $   (0.01)     $    0.00
                                                       =========      =========

7.   Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of outstanding employee stock options, outstanding warrants and outstanding preferred stock issuable upon the exercise of the stock option, warrant or preferred stock. 8,106,871 potential common shares issuable under stock options, warrants and preferred stock to purchase common shares have been excluded for the three months ended March 31, 2004 from the determination of diluted net income (loss) per share because the effect of such shares would have been anti-dilutive.

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

8.   Other comprehensive loss

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2004             2003
                                                     ---------        ---------
Net income (loss)                                    $(256,637)       $ 169,991
Other comprehensive income (loss):
       Foreign currency translation                       --            (21,716)
                                                     ---------        ---------
Comprehensive income (loss)                          $(256,637)       $ 148,275
                                                     =========        =========

9.   Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of March 31, 2004 there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on the Company's financial position, results of operations or cash flows.

     Item 2. Management's Discussion and Analysis

The discussion in this Quarterly Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "could," "would," "may" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-QSB and with the audited Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC.

Overview

The Company designs, manufactures, sells and services image-directed, computer-controlled robotic software and hardware products for use in orthopaedic and neurosurgical procedures.

In 1997, the Company acquired a 100% interest in a French company, Innovative Medical Machines International, S.A. ("ISS-SA"), involved in the manufacturing and servicing of neurosurgical products.

Under French law, a company whose net assets are less than 50% of its capital stock may come under the supervision and control of a regional administrative tribunal. On September 30, 2003 the Tribunal de Commerce (the "Tribunal") in Lyon, France determined that ISS-SA met the criteria for it to appoint an administrator to manage the Company's operations. The Tribunal acted after a hearing in which the Company and ISS-SA discussed the ability of ISS-SA to meet its obligations over the next four months and the Company's unwillingness to further fund its operations due to ISS-SA's history of operating losses. The Tribunal authorized the administrator to manage ISS-SA's operations pending a review of ISS-SA's operations and cash flow projections. Subsequent to its appointment, the administrator exercised control over all aspects of ISS-SA's operations including employee retention, purchasing, sales and inventory management. As a result, effective with the administrator's appointment, the Company no longer had access to the assets, personnel or records of ISS-SA.

On October 30, 2003, representatives of the Company met with the Tribunal to review the status of ISS-SA. At this meeting, the Tribunal determined that ISS-SA was making progress in improving its financial position and scheduled another meeting for December 2003. Prior to such meeting, the Tribunal reevaluated its decision to allow ISS-SA to continue operating and caused the assets and operations of ISS-SA to be sold, effectively terminating ISS-SA's operations on December 23, 2003. The Company recorded a loss of $1,516,519 in connection with the liquidation of the Company's investment in ISS-SA and closure of the Company's European operations in the fourth quarter of 2003.

The Company's revenue consists of product revenue, product development revenue, parts and consumables and service revenue.

Product revenue consists of the Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. Also included in product revenue for the first quarter of 2003 are sales of the NeuroMate(TM) System ("NeuroMate"), which consists of a computer-controlled robotic arm, head stabilizer, presurgical planning workstation and proprietary software used to position and precisely hold critical tools during stereotactic brain surgery. The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system.


The Company offers a one-year warranty for parts and labor on all ROBODOC systems generally commencing upon the completion of training and installation. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products.

Results of Operations

The Company generated a net loss for the first quarter of 2004 of $257,000 or $0.01 per basic and dilutive shares compared to net income for the first quarter of 2003 of $170,000 or $0.0 per basic and dilutive shares. The gross margin decreased by 64% during the first quarter of 2004 from the same quarter of 2003. However, the gross margin percentage increased to 62% during the first quarter of 2004 from 45% during the first quarter of 2003. Operating expenses decreased 39% from $1.2 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004.

Net revenue

Net revenue decreased 74% from $3.0 million during the first quarter of 2003 to $0.8 million during the first quarter of 2004. The decrease in net revenue was primarily due to the elimination of $1.5 million in net revenue generated by ISS-SA and the Company's European operations, which were liquidated during the fourth quarter of 2003. The remaining reduction of $0.7 million in revenue in the first quarter of 2004, when compared to the first quarter of 2003, was primarily the result of the decreases in the first quarter of 2004 in the number of units shipped by the Company's non-European operations, with one less unit being shipped.

Cost of revenue

The cost of revenue decreased 82% from $1.7 million during the first quarter of 2003 to $0.3 million during the first quarter of 2004. The decrease was primarily due to the elimination of $1.1 million in cost of revenue attributable to ISS-SA and the Company's European operations. The remaining reduction in cost of revenue during the first quarter of 2004, when compared to the cost of revenue for the same period of the prior year, was due to the decreases in the number of units shipped.

Gross margin percentage increased to 62% during the first quarter of 2004 when compared to 45% for the first quarter of 2003 and reflects the elimination of the Company's ISS-SA and European operations with their higher operating costs and the shipment of a refurbished Robodoc unit during the quarter. The Company generally recognizes higher margins on sales of its refurbished units.

Operating expenses

Selling, general and administrative expense decreased 54% from $0.8 million during the first quarter of 2003 to $0.4 million during the first quarter of 2004. The primary factor in the decrease in selling, general and administrative expenses is the liquidation of ISS-SA and the Company's European operations which contributed $0.3 million of expenses during the first quarter of 2003. The remaining $0.1 million in the reduction of selling, general and administrative expense was primarily due to decreases in commission expense incurred in the first quarter of 2004 when compared to the same quarter of the previous year due to lower sales volume.

Research and development expense decreased 14% during the first quarter of 2004 when compared to the first quarter of 2003. This decrease was the result of the Company's overall cost reduction efforts. The minimal impact of the closure of the Company's European operations on the Company's research and development expense is the result of substantially all such activity being performed within the Company's U.S. operations.

Other income (expense), net

During the first quarter of 2003, the Company recorded $43,152 primarily as the result of favorable foreign currency exchange rates for that three-month period. The Company was not affected during the first quarter of 2004 by foreign currency exchange rates.

Critical Accounting Policies and Estimates

The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates, including those related to bad debts, inventories, impairment of assets, warranties, contingencies and litigation. The Company bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company has discussed its critical accounting policies with the audit committee of the Company. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the condensed consolidated financial statements:

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

     The Company periodically evaluates the need for allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those the Company projected additional inventory write-downs may be required.

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Liquidity and Capital Resources

The cash position of the Company is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. The reports of the Company's independent auditors on the 2003 and 2002 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company has a plan to address these issues, which the Company believes will enable the Company to continue operations through the end of 2004. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The condensed consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

At March 31, 2004, the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .03. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through 2004.

Net cash used in operating activities was $219,000 for the three months ended March 31, 2004. This primarily resulted from the net loss of $257,000, plus a decrease in unearned income of $462,000, and an increase in accounts receivable of $80,000. These amounts were partially offset by an increase of $232,000 in accounts payable and $362,000 in accrued payroll and related expenses. The increase in accounts payable is directly related to delayed vendor payments. The Company expects to derive most of the cash required to support operations through sales of the ROBODOC System, continued conversion of its inventory balance into cash, as well as collection of the account receivables, and through additional financing. It is critical for the Company to obtain cash from these sources to survive in 2004. There can be no assurance given that the Company can continue to convert inventory, collect receivables or raise additional funds on acceptable terms or at all.

At March 31, 2004, the Company had amounts due to the executive officers of the Company of approximately $847,000, in the aggregate, in the form of an interest bearing advance, non-interest bearing advances, deferred salaries and unreimbursed travel expenses. Approximately $269,000, $286,000 and $73,000 are included in accrued payroll and related expenses, accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, president and chief executive officer of the Company. Approximately $76,000, $20,000 and $27,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities respectively, due to Leland Witherspoon, vice president of engineering of the Company. Approximately $59,000, $3,000 and $33,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Charles J. Novak, chief financial officer of the Company.

Item 3. Controls and Procedures

An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of the Company's management, including its President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that its disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to March 31, 2004.

Part II. Other Information

     Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of March 31, 2004, there were no current proceedings or litigation involving the Company that management believes would have a material adverse impact on its financial position, results of operations, or cash flows.

     Item 2. Changes in Securities

None

     Item 3. Changes in and Disagreements with Accountants

None

     Item 4. Submission of Matters to a Vote of Security Holders

None.

     Item 5. Other Information

None.

     Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1   Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh Trivedi

31.2   Certification Pursuant to Exchange Act Rule 13a-14(a) of Charles Novak

32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Ramesh Trivedi

32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Charles Novak

(b) Reports on Form 8-K.

None.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTEGRATED SURGICAL SYSTEMS, INC.


                        By: /s/ CHARLES J. NOVAK
                        ------------------------
                        Charles J. Novak
                        (Principal Financial and Accounting Officer)

Dated: June 4, 2004