Form 10QSB
period 2004-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2004-11-24
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of November 15, 2004 was 45,084,089

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]


                               Integrated Surgical Systems, Inc.
                                          Form 10-QSB
                              For the quarter ended June 30, 2004
                                       Table of Contents



                                                                                             Page
Part I. Financial Information
         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheet (Unaudited) at June 30, 2004          3

                    Condensed Consolidated Statements of Operations (Unaudited) for the
                    three months ended June 30, 2004 and 2003                                  4

                    Condensed Consolidated Statements of Operations (Unaudited) for the
                    six months ended June 30, 2004 and 2003                                    5

                    Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                    six months ended June 30, 2004 and 2003                                    6

                    Notes to Condensed Consolidated Financial Statements (Unaudited)           7

         Item 2.    Management's Discussion and Analysis                                      10

         Item 3.    Controls and Procedures                                                   15

Part II. Other Information

         Item 1.    Legal Proceedings                                                         16

         Item 2.    Changes in Securities                                                     16

         Item 3.    Changes in and Disagreement with Accountants                              16

         Item 4.    Submission of Matters to a Vote of Security Holders                       16

         Item 5.    Other Information                                                         16

         Item 6.    Exhibits and Reports on Form 8-K                                          16

Signature                                                                                     17

Certifications



Part I. Financial Information

     Item 1. Financial Statements (unaudited)


                              Integrated Surgical Systems, Inc.
                            Condensed Consolidated Balance Sheet
                                        June 30, 2004
                                         (Unaudited)

Assets
Current assets:
     Cash                                                                       $        634
     Accounts receivable                                                             121,419
     Inventories                                                                     527,487
     Other current assets                                                            107,800
                                                                                ------------
Total current assets                                                                 757,340

Property and equipment, net                                                           21,332
                                                                                ------------
                                                                                $    778,672
                                                                                ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  2,333,183
     Accrued payroll and related expense                                           1,417,536
     Accrued liabilities                                                             331,003
     Unearned income                                                               2,335,292
     Other current liabilities                                                       280,533
                                                                                ------------
Total current liabilities                                                          6,697,547

Commitments and contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)        168,496

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         44,936,966 shares issued and outstanding                                    449,370
     Additional paid-in capital                                                   61,906,740
     Accumulated deficit                                                         (68,443,481)
                                                                                ------------
Total stockholders' deficit                                                       (6,087,371)
                                                                                ------------
                                                                                $    778,672
                                                                                ============



See accompanying notes.


                              Integrated Surgical Systems, Inc.
                       Condensed Consolidated Statements of Operations
                                         (Unaudited)



                                                                Three months ended June 30,
                                                                ----------------------------
                                                                    2004            2003
                                                                ------------    ------------
Net revenue                                                     $    467,072    $  1,941,194
Cost of revenue                                                      263,330       1,469,206
                                                                ------------    ------------
                                                                     203,742         471,988
Operating expenses:
     Selling, general and administrative                             327,262         592,420
     Research and development                                        331,002         288,143
                                                                ------------    ------------
                                                                     658,264         880,563
                                                                ------------    ------------
Operating loss                                                      (454,522)       (408,575)

Other income (expense), net:                                          (1,113)         53,738
                                                                ------------    ------------
Net loss                                                        $   (455,635)   $   (354,837)
                                                                ============    ============


Basic and diluted net loss per common share                     $      (0.01)   $      (0.01)
                                                                ============    ============

Shares used in computing basic and diluted net loss per share     44,880,918      42,571,876
                                                                ============    ============



See accompanying notes.




                              Integrated Surgical Systems, Inc.
                       Condensed Consolidated Statements of Operations
                                         (Unaudited)



                                                                  Six months ended June 30,
                                                                ----------------------------
                                                                    2004            2003
                                                                ------------    ------------
Net revenue                                                     $  1,249,873    $  4,961,796
Cost of revenue                                                      558,430       3,136,137
                                                                ------------    ------------
                                                                     691,443       1,825,659
Operating expenses:
     Selling, general and administrative                             683,144       1,370,983
     Research and development                                        718,483         736,412
                                                                ------------    ------------
                                                                   1,401,627       2,107,395
                                                                ------------    ------------
Operating loss                                                      (710,184)       (281,736)

Other income (expense), net:                                          (2,088)         96,890
                                                                ------------    ------------
Net loss                                                        $   (712,272)   $   (184,846)
                                                                ============    ============


Basic and diluted net loss per common share                     $      (0.02)   $      (0.00)
                                                                ============    ============

Shares used in computing basic and diluted net loss per share     44,874,138      42,276,812
                                                                ============    ============



See accompanying notes.




                               Integrated Surgical Systems, Inc.
                   Condensed Consolidated Statements Cash Flows (Unaudited)



                                                                      Six months ended June 30,
                                                                      --------------------------
                                                                          2004           2003
                                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                                              $  (712,272)   $  (184,846)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
     Depreciation                                                          13,665        147,244
     Non-cash compensation charge                                           3,800           --
     Changes in operating assets and liabilities:
        Accounts receivable                                               (10,663)       783,067
        Inventories                                                       (40,533)       425,907
        Other current assets                                                5,109         36,035
        Accounts payable                                                  370,334        111,255
        Accrued payroll and related expenses                              536,089        285,819
        Accrued liabilities                                               (23,913)        28,189
        Unearned income                                                  (508,881)    (1,548,762)
        Other current liabilities                                         103,446         28,899
                                                                      -----------    -----------
Net cash provided by (used in) operating activities                      (263,819)       112,807

Cash flows from investing activities:
Purchases of property and equipment                                          --          (17,708)
                                                                      -----------    -----------
Net cash provided by (used in) investing activities                          --          (17,708)

Cash flows from financing activities:
Proceeds from exercise of stock options                                       945           --
Proceeds from officer advances and deferrals of salaries and
    unreimbursed travel expenses                                          180,799        339,847
Payments on officer advances, deferred salaries and
    unreimbursed travel expenses                                          (60,200)      (140,962)
                                                                      -----------    -----------
Net cash provided by financing activities                                 121,544        198,885

Effect of exchange rate changes on cash                                      --          (88,115)
                                                                      -----------    -----------
Net increase (decrease) in cash                                          (142,275)       205,869
Cash at beginning of period                                               142,909         82,069
                                                                      -----------    -----------
Cash at end of period                                                 $       634    $   287,938
                                                                      ===========    ===========

Supplemental disclosure of non-cash investing activity:
Conversion of preferred stock                                         $      --      $    32,000



See accompanying notes.

                                                6

                        Integrated Surgical Systems, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  June 30, 2004

1. Basis of presentation

The condensed consolidated financial statements have been prepared by Integrated Surgical Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. While the interim financial information contained in this filing is unaudited, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

2. Results of Operations and Management's Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the six-month period ended June 30, 2004, the Company incurred a net loss for such six-month period of $712,272 and had an accumulated deficit as of June 30, 2004 of $68,443,481. For the year ended December 31, 2003, the Company incurred a net loss of $3,250,219 and had an accumulated deficit at December 31, 2003 of $67,731,209. The report of independent auditors on the Company's December 31, 2003 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues and enable the Company to continue operating through June 30, 2005. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary (see note 5). Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that it will cease operations and/or seek bankruptcy protection. The June 30, 2004 condensed consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

3. Inventories

At June 30, 2004, the components of inventories were:

             Raw materials                                 $120,513
             Work-in-process                                233,726
             Finished goods                                 124,608
             Deferred product development contract costs     48,640
                                                           --------
                                                           $527,487
                                                           ========

4. Warranty and Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC(R) systems generally commencing upon the completion of training and installation. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products. At June 30, 2004, the Company had no recorded warranty liability as all systems within the one-year warranty period were covered by service contracts. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contract.

5. Securities Purchase Agreement

To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor on June 15, 2004 with respect to the sale by the Company for aggregate consideration of $150,000 of (i) a convertible debenture in the principal amount of $150,000 and (ii) warrants to purchase 1,500,000 shares of Company common stock. The Company is obligated to register under the Securities Act for resale by the investor the common stock underlying the debenture and warrants. The investor provided the Company with a $200,000 consideration as follows:

     o    $100,000 was disbursed to the Company on June 15, 2004;

     o    $50,000 was disbursed to the Company on October 19, 2004; and

     o $50,000 has been retained for disbursement to various professionals in payment for services to be provided to the Company.

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible into Company common stock, at the investor's option. The convertible debenture is convertible into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of
(i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are exercisable into 1,500,000 shares of common stock at an exercise price of $1.00 per share.

The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock pursuant to this agreement would require the Company to issue shares of common stock in excess of the Company's authorized capital. The Company intends to seek stockholders approval to increase the Company's current authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Quarterly Report on Form 10-QSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in authorized stock.

The issuance of the convertible debenture and warrants to the investor is contingent upon stockholder approval of the increase in the Company's authorized common stock. If such approval is not received, the Agreement will terminate and the Company will be obligated to repay the proceeds received. As a result, the Company recorded such proceeds in other current liabilities.

6.       Stockholders' equity

During the six-month period ended June 30, 2004, 29,608 shares of common stock were issued as a result of employees exercising stock options at exercise prices ranging from $0.025 to $0.06 per share. The Company also issued 40,000 shares of its common stock at $ 0.095 per share as payment for services rendered.

7. Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, when the exercise price of employee stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock option awards which are granted at less than fair market value result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award. The Company had no deferred compensation at June 30, 2004.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure of an Amendment of SFAS No. 123" and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," require the disclosure of certain information as if the Company had adopted the fair value provisions of SFAS No.
123. The table below illustrates the effect on net loss and net loss per share had the Company adopted the fair value provisions of SFAS No. 123 using the following assumptions for the three months and six months ended June 30, 2004 and 2003, respectively: risk-free interest rates of 3.0% and 3.0%; volatility factors of the expected market price of the common stock of 1.004 and 0.950; and an expected life of the option of 4 years.

                                       Three months ended June 30,   Six months ended June 30,
                                       ---------------------------   -------------------------
                                             2004         2003           2004         2003
                                          ---------    ---------      ---------    ---------
Net loss                                  $(455,635)   $(354,837)     $(712,272)   $(184,846)
Add:  stock-based employee compensation
         included in reported net loss         --           --             --           --
Less:  stock-based employee
         compensation expense,
         determined under fair value
         methods for all awards              (3,443)     (34,814)       (11,902)     (60,948)
                                          ---------    ---------      ---------    ---------
Pro forma net loss                        $(459,078)   $(389,651)     $(724,174)   $(245,794)
                                          =========    =========      =========    =========
Loss per share:
  Basic and diluted loss per share        $   (0.01)   $   (0.01)     $   (0.02)   $   (0.00)


8. Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of outstanding employee stock options, outstanding warrants and outstanding preferred stock issuable upon the exercise of the stock option, warrant or preferred stock. The potential common shares issuable under stock options, warrants and preferred stock to purchase common shares have been excluded for the three and six month periods ending June
30, 2004 and 2003 respectively, from the diluted calculation because the effect of such shares would have been anti-dilutive.


At June 30, 2004, the Company had outstanding options to purchase 2,379,234 shares of common stock (with exercise prices ranging from $0.025 to $8.50 per share), 2,991,479 outstanding warrants to purchase 2,991,479 shares of common stock (with exercise prices from $0.06 to $1.02 per share), and 3,510,333 shares of common stock issuable upon conversion of Series G convertible preferred stock. The exercise price and the ultimate number of shares of common stock issuable upon exercise of outstanding options and warrants and conversion of the Series G convertible preferred stock are subject to adjustments based upon the occurrence of certain future events.

9. Accumulated Other Comprehensive Loss

                               Three months ended June 30,   Six months ended June 30,
                               ---------------------------   -------------------------
                                     2004         2003            2004         2003
                                  ---------    ---------       ---------    ---------

Net loss                          $(455,635)   $(354,837)      $(712,272)   $(184,846)

Other comprehensive loss:

   Foreign currency translation        --        (36,559)           --        (58,275)
                                  ---------    ---------       ---------    ---------
Comprehensive loss                $(455,635)   $(391,396)      $(712,272)   $(243,121)
                                  =========    =========       =========    =========

10. Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that the Company would have sufficient funds available to satisfy any adverse judgement. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of June 30, 2004, there were no current proceedings or litigation involving the Company that the Company believes, if judgement were rendered against the Company, would have a material adverse impact on its financial position, results of operations or cash flows.

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

Overview

The Company designs, manufactures, sells and services image-directed, computer-controlled robotic software and hardware products for use in orthopedic and neurosurgical procedures.

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

On October 30, 2003, representatives of the Company met with the Tribunal to review the status of ISS-SA. At that meeting, the Tribunal determined that ISS-SA was making progress in improving its financial position and scheduled another meeting for December 2003. Prior to such meeting, the Tribunal reevaluated its decision to allow ISS-SA to continue operating and caused the assets and operations of ISS-SA to be sold, effectively terminating ISS-SA's operations on December 23, 2003. The Company recorded a loss of $1,516,519 in connection with the liquidation of the Company's investment in ISS-SA and closure of the Company's European operation in the fourth quarter of 2003.

The Company's revenue consists of product revenue, product development revenue, parts and consumables and service revenue.

Product revenue consists of the Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. Also included in product revenue for the first and second quarters of 2003 are sales of the NeuroMate(TM) System ("NeuroMate"), which consists of a computer-controlled robotic arm, head stabilizer, presurgical planning workstation and proprietary software used to position and precisely hold critical tools during stereotactic brain surgery. The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system. Fees for these services are recorded as product development revenue as earned.

The Company offers a one-year warranty for parts and labor on all ROBODOC systems generally commencing upon the completion of training and installation. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contract.

Results of Operations

For the three-month period ending June 30, 2004, net revenue decreased approximately 76% or $1.5 million when compared to the three-month period ended June 30, 2003. Cost of revenue for the same three-month comparative periods decreased 82% or $1.2 million which resulted in a decrease in the gross margin of 57% or $0.3 million. Operating expenses decreased during the three-month period ending June 30, 2004 compared to the same three-month period of 2003 by 25% or $0.2 million, with an operating loss of approximately $455,000 and net loss of $456,000 as compared to an operating loss of $409,000 and net loss of

$355,000, respectively, for the same three-month comparative periods. For the six-month period ending June 30, 2004, net revenue decreased 75% or $3.7 million when compared to the six-month period ended June 30, 2003. Cost of revenue for the same six-month comparative periods decreased 82% or $2.6 million which resulted in a decrease in the gross margin of 62% or $1.1 million. Operating expenses decreased during the six-month period ending June 30, 2004 compared to the same six-month period of 2003 by 33% or $0.7 million, with an operating loss of approximately $710,000 and net loss of approximately $712,000 as compared to an operating loss of approximately $282,000 and net loss of approximately $185,000 respectively for the same six-month comparative periods.

Net Revenue

Net revenue of $1.9 million for the second quarter of 2003 decreased to $0.5 million for the second quarter of 2004. This 76% decrease for comparative quarters is primarily due to the loss of $0.9 million in net revenue generated by the Company's European operations, that were liquidated during the fourth quarter of 2003. The remaining reduction in revenue in the second quarter of 2004, when compared to the second quarter of 2003, was primarily the result of a $450,000 decrease in product development revenue due to decreases in the number of projects and development activity that the Company's non-European operations were involved in. During the second quarter ending June 30, 2003 revenue on one Robodoc and two Neuromates's was recognized while revenue of only one refurbished Robodoc was recognized during the second quarter ended June 30, 2004.

Net revenue decreased 75% from $5.0 million during the first six-months of 2003 to $1.2 million during the first six months of 2004. The decrease in net revenue was primarily due to the elimination of $2.6 million in net revenue generated by the Company's European operations, which were liquidated in December 2003. The remaining reduction of $1.2 million in revenue in the first six months of 2004, when compared to the first six months of 2003, was primarily due to a decrease of $0.9 in product development revenue as a result of decreases in the number of projects and development activity that the Company's non-European operations were involved in. During the six-month period ended June 30, 2003 the Company had recognized revenue on four ROBODOC systems and four NeuroMate systems while only two ROBODOC systems were sold for the same six-month period of 2004. Both of the ROBODOC systems in 2004 were previously returned units, which were recorded in inventory at a zero dollar value, and have a lower average selling price when resold.

Cost of revenue

Cost of revenue decreased 82% from $1.5 million during the second quarter of 2003 to $0.3 million during the second quarter of 2004. The decrease in cost of revenue was primarily due to the elimination of $0.7 million in cost of revenue generated by the Company's European operations, which were liquidated during the fourth quarter of 2003. The remaining reduction of $0.5 million in cost of revenue in the second quarter of 2004, when compared to the second quarter of 2003, was primarily the result of the sale of one refurbished unit, and a reduction in the amount of general and administrative expenses allocated to the Company's manufacturing activities due to its cost reduction programs. Cost of revenue for the six-month period ended June 30, 2004 decreased 81% to $0.6 million from $3.1 million for the six-month period ended June 30, 2003. The decrease in the cost of revenue was primarily due to the elimination of $1.8 million in cost of revenue attributable to the Company's European operations. The remaining reduction in cost of revenue during the six-month period ending June 30, 2004, when compared to the cost of revenue for the same period of the prior year, was primarily due to the decreases in the number of units shipped.

Gross margin increased from approximately 24% for the three-month period ending June 30, 2003 to 43% for the three-month period ending June 30, 2004 and increased from 37% for the six-month period ending June 30, 2003 to 55% for the six-month period ending June 30, 2004. This increase for the three and six-month periods in 2004 was due to the higher margins the Company enjoyed on the sale of refurbished units.

Operating expenses

Total operating expenses have continued to decline as a result of the Company's cost reduction program and the liquidation of its European operations. Selling and general administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as the finance, legal and human resources departments and professional support fees for these functions. Selling and general administrative expenses for the three-month period ending June 30, 2004 decreased approximately 50% to $0.3 million from $0.6 million for the three-month period ending June 30, 2003. Selling and general administrative expenses for the six-month period ending June 30, 2004 decreased 50% to $0.7 million from $1.4 million for the six-month period ending June 30, 2003. The primary factor causing such decreases in selling, general and administrative expense is the liquidation of the Company's European operations which accounted for $0.2 million and $0.4 million of the decrease for the three and six-month periods ended June 30, 2003 respectively. The remaining decrease in selling and general administrative expense for the three-month period ending June 30, 2004 is due to a reduction in commission expense resulting from lower sales volume. In addition to the decrease in commission expense, selling and general administrative expense decreased in the six-month period as a result of reduced headcount.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses increased approximately 14% to $0.3 million during the three-month period ending June 30, 2004. The increase for the three-month period ended June 30, 2004 is related to $125,000 in grant funding recorded by the Company as a reduction of research and development expense during the three-month period ended June 30, 2003. Without such grant funding, research and development expenses would have decreased by $82,000 or 20%. After giving effect to the $125,000 in grant funding research and development expenses for the six-month periods of June 30, 2004 and 2003 on a comparative basis remained relatively flat. The $125,000, received in April 2003 was the final payment under a grant from the National Institute for Standards and Technology of the United States Department of Commerce ("NIST"). Under the terms of the NIST grant, the Company was entitled to reimbursement for certain of the expenses incurred in connection with the development of its revision hip surgery product. As of December 31, 2003, the Company had received a cumulative total of approximately $1,221,000 in funding from NIST since 1995. The Company has recorded the proceeds from the NIST grant as a reduction of its research and development expenses.

During the three and six month periods ended June 30, 2003, the Company recorded $53,000 and $97,000 of other income (expense), net, respectively, primarily as the result of favorable foreign currency exchange rates for that three-month period and six-month periods respectively. The Company was not affected by foreign currency exchange rates during the first quarter and second quarter of 2004.

Critical Accounting Policies and Estimates

The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates, including those related to bad debts, inventories, impairment of assets, warranties, contingencies and litigation. The Company bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's management has discussed these critical accounting policies with the audit committee of the Company. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the condensed consolidated financial statements:

     The Company recognizes revenue from sales of its products upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the interpretation of Japanese law, all equipment sales to Japanese customers are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Liquidity and Capital Resources

The cash position of the Company is inadequate and the Company has not yet identified sources of sufficient cash to assure continuing operations. The reports of the Company's independent auditors on the 2003 and 2002 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company has a plan to address these issues, which the Company believes will enable the Company to continue operations through June 30, 2005. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The June 30, 2004 condensed consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

At June 30, 2004 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only 2%. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through its December 31, 2004 calendar year. Net cash used in operating activities was approximately $264,000 for the six-month period ended June 30, 2004. This primarily resulted from a net loss of $712,000, an increase in accounts receivable of $11,000, an increase in inventory of $41,000, and a decrease in unearned income of $509,000 which were partially offset by increases in accounts payable of $370,000 and an increase in accrued payroll and related expenses of $536,000 and $103,000 of other current liabilities.

At June 30, 2004, the Company had amounts due to the executive officers of the Company of approximately $1,027,000, in the aggregate, in the forms of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Of such amounts, $357,000, $276,000 and $93,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company; $102,000, $33,000 and $48,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, due to Leland Witherspoon, vice president of engineering of the Company; $76,000, $4,000 and $38,000 are included in accrued payroll and related expense, accounts payable and accrued liabilities, respectively, due to Charles J. Novak, chief financial officer of the Company.

To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor on June 15, 2004 with respect to the sale by the Company for aggregate consideration of $150,000 of (i) a convertible debenture in the principal amount of $150,000 and (ii) warrants to purchase 1,500,000 shares of Company common stock. The Company is obligated to register under the Securities Act for resale by the investor the common stock underlying the debenture and warrants.

The investor provided the Company with a $200,000 consideration as follows:

     o    $100,000 was disbursed to the Company on June 15, 2004;

     o    $50,000 was disbursed to the Company on October 19, 2004; and

     o $50,000 has been retained for disbursement to various professionals in payment for services to be provided to the Company.

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible into Company common stock, at the investor's option. The convertible debenture is convertible into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of
(i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are exercisable into 1,500,000 shares of common stock at an exercise price of $1.00 per share.

The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock pursuant to this agreement would require the Company to issue shares of common stock in excess of the Company's authorized capital. The Company intends to seek stockholders approval to increase the Company's current authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Quarterly Report on Form 10-QSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in authorized stock.

The issuance of the convertible debenture and warrants to the investor is contingent upon stockholder approval of the increase in the Company's authorized common stock. If such approval is not received the Agreement will terminate and the Company will be obligated to repay the proceeds received. As a result, the Company recorded such proceeds in other current liabilities.

     Item 3. Controls and Procedures

(a) Under the supervision and with the participation of management, including the Company's President and Chief Executive Officer and Chief Financial Officer, an evaluation was made of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

     Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that the Company would have sufficient funds available to satisfy any adverse judgement. Due to the inherent uncertainties of litigation, were there any such matters, the Company would not be able to accurately predict their ultimate outcome. As of June 30, 2004, there were no current proceedings or litigation involving the Company that the Company believes if judgement were rendered against the Company, would have a material adverse impact on its financial position, results of operations or cash flows.

     Item 2. Changes in Securities

During the second quarter of 2004, the Company issued a total of 69,608 shares of common stock of which 29,608 was issued to former employees upon exercise of stock options and the other 40,000 was issued to an independent contractor as payment for services rendered. The issuance of stock to the independent contractor was recorded as an expense during the second quarter of 2004.

     Item 3. Changes in and Disagreements with Accountants

None.

     Item 4. Submission of Matters to a Vote of Security Holders

None.

     Item 5. Other Information

None.

     Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

10.1 $150,000, 6 3/4% Convertible Debenture, registered in the name of Golden Gate Investors, Inc.
10.2 1,500,000 Warrant Certificate, registered in the name of Golden Gate Investors, Inc.
10.3 Securities Purchase Agreement, dated June 15, 2004 between Integrated Surgical Systems, Inc. and Golden Gate Investors, Inc.
31.1   Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh Trivedi
31.2   Certification Pursuant to Exchange Act Rule 13a-14(a) of Charles Novak
32.1   Certification Pursuant to 18 U.S.C. 1350 of Ramesh Trivedi
32.2   Certification Pursuant to 18 U.S.C. 1350 of Charles Novak

(b)Reports on Form 8-K.

None.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTEGRATED SURGICAL SYSTEMS, INC.


                         By: /s/ CHARLES J. NOVAK
                         -----------------------------------
                         Charles J. Novak
                         (Principal Financial and Accounting Officer)
Dated: November 24, 2004     (Duly Authorized Officer)