Form 10QSB
period 2004-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2004-12-16
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2004

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

                                 (530) 792-2600
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of December 10, 2004 was 45,084,089.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

               Integrated Surgical Systems, Inc. and Subsidiaries
                                   Form 10-QSB
                    For the quarter ended September 30, 2004

                                Table of Contents


                                                                          Page
                                                                          ----
Part I.   Financial Information

          Item 1.  Financial Statements                                     3

                   Condensed Consolidated Balance Sheet (Unaudited)
                   at September 30, 2004                                    3

                   Condensed Consolidated Statements of Operations (Unaudited) for the three months
                   ended September 30, 2004 and 2003                        4

                   Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended
                   September 30, 2004 and 2003                              5

                   Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
                   September 30, 2004 and 2003                              6

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                   7

          Item 2.    Management's Discussion and Analysis                  11

          Item 3.    Controls and Procedures                               16

Part II.  Other Information

          Item 1.    Legal Proceedings                                     16

          Item 2.    Unregistered Sales of Equity Securities
                     and Use of Proceeds                                   16

          Item 3.    Default Upon Senior Securities                        17

          Item 4.    Submission of Matters to a Vote of Security Holders   17

          Item 5.    Other Information                                     17

          Item 6.    Exhibits                                              17

Signature                                                                  18

Part I.  Financial Information
         Item 1.  Financial Statements (unaudited)


               Integrated Surgical Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $     24,661
     Accounts receivable                                                329,948
     Inventories                                                        608,591
     Other current assets                                                31,962
                                                                   ------------
Total current assets                                                    995,162

Property and equipment, net                                               7,528
                                                                   ------------
                                                                   $  1,002,690
                                                                   ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  2,351,630
     Accrued payroll and related expense                              1,558,027
     Accrued liabilities                                                334,733
     Unearned income                                                  2,714,991
     Other current liabilities                                          276,636
                                                                   ------------
Total current liabilities                                             7,236,017

Commitments and contingencies

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496

Stockholders' deficit:
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         45,058,945 shares issued and outstanding                       450,589
     Additional paid-in capital                                      61,923,930
     Accumulated deficit                                            (68,776,342)
                                                                   ------------
Total stockholders' deficit                                          (6,401,823)
                                                                   ------------
                                                                   $  1,002,690
                                                                   ============

See accompanying notes.

               Integrated Surgical Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three months ended
                                                           September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net revenue                                        $    139,140    $    539,406
Cost of revenue                                         135,501         704,710
                                                   ------------    ------------
                                                          3,639        (165,304)
Operating expenses:
     Selling, general and administrative                235,744         571,132
     Research and development                            92,741         454,650
                                                   ------------    ------------
                                                        328,485       1,025,782
                                                   ------------    ------------
Operating loss                                         (324,846)     (1,191,086)

Other income (expense), net:                             (8,015)        134,779
                                                   ------------    ------------
Net loss                                           $   (332,861)   $ (1,056,307)
                                                   ============    ============


Basic and diluted net loss per common share        $      (0.01)   $      (0.02)
                                                   ============    ============

Shares used in computing basic and
 diluted net loss per share                          44,955,408      43,478,469
                                                   ============    ============



See accompanying notes.

               Integrated Surgical Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net revenue                                        $  1,389,013    $  5,501,202
Cost of revenue                                         693,931       3,840,847
                                                   ------------    ------------
                                                        695,082       1,660,355
Operating expenses:
     Selling, general and administrative                918,888       1,942,115
     Research and development                           811,224       1,191,062
                                                   ------------    ------------
                                                      1,730,112       3,133,177
                                                   ------------    ------------
Operating loss                                       (1,035,030)     (1,472,822)

Other income (expense), net:                            (10,103)        231,669
                                                   ------------    ------------
Net loss                                           $ (1,045,133)   $ (1,241,153)
                                                   ============    ============


Basic and diluted net loss per common share        $      (0.02)   $      (0.03)
                                                   ============    ============

Shares used in computing basic and
 diluted net loss per share                          44,924,130      42,681,766
                                                   ============    ============


See accompanying notes.


                        Integrated Surgical Systems, Inc. and Subsidiaries
                          Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                              2004                 2003
                                                                          -----------           -----------
Cash flows from operating activities:
Net loss                                                                  $(1,045,133)          $(1,241,153)
Adjustments to reconcile net loss to net cash provided by (used in)
 Operating activities:
     Depreciation                                                              18,039               218,944
     Release of note payable related to loan                                     --                (109,262)
     Non-cash compensation charge                                              21,200                  --
     Loss on disposal of fixed assets                                           4,829                  --
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (219,192)              912,800
        Inventories                                                          (121,636)              477,130
        Other current assets                                                   80,948                89,533
        Accounts payable                                                      388,781                20,520
        Accrued payroll and related expenses                                  676,580               244,309
        Accrued liabilities                                                   (20,181)              102,909
        Unearned income                                                      (129,182)             (820,690)
        Other current liabilities                                              99,546                31,414
                                                                          -----------           -----------
Net cash used in operating activities                                        (245,401)              (73,546)

Cash flows from investing activities:
Purchases of property and equipment                                              --                 (17,708)
Proceeds on disposals of property and equipment                                 4,600                  --
                                                                          -----------           -----------
Net cash provided by (used in) investing activities                             4,600               (17,708)

Cash flows from financing activities:
Proceeds from exercise of stock options                                         1,954                  --
Proceeds from officer advances and deferrals of salaries and
    unreimbursed travel expenses                                              180,799               483,825
Payments on officer advances, deferred salaries and
    unreimbursed travel expenses                                              (60,200)             (295,514)
                                                                          -----------           -----------
Net cash provided by financing activities                                     122,553               188,311

Effect of exchange rate changes on cash                                          --                (103,348)
                                                                          -----------           -----------
Net decrease in cash                                                         (118,248)               (6,291)
Cash at beginning of period                                                   142,909                82,069
                                                                          -----------           -----------
Cash at end of period                                                     $    24,661           $    75,778
                                                                          ===========           ===========

Supplemental disclosure of non-cash investing activity:
Conversion of preferred stock:                                            $      --             $    32,000


See accompanying notes.



               Integrated Surgical Systems, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

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

2. Results of Operations and Management's Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the nine-month period ended September 30, 2004, the Company incurred a net loss for such nine-month period of $1,045,133 and had an accumulated deficit as of September 30, 2004 of $68,776,342. For the year ended December 31, 2003, the Company incurred a net loss of $3,250,219 and had an accumulated deficit at December 31, 2003 of $67,731,209. The report of independent auditors on the Company's December 31, 2003 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues and enable the Company to continue operating through September 30, 2005. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary (see notes 5 and 11). Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful in realizing the benefits of such plan, it is possible that the Company will cease operations and/or seek bankruptcy protection. The September 30, 2004 condensed consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

3. Inventories

At September 30, 2004, the components of inventories were:

Raw materials                                                           $123,031
Work-in-process                                                          218,731
Finished goods                                                           137,465
Deferred product development contract costs                              129,364
                                                                        --------
                                                                        $608,591
                                                                        ========

4. Warranty and Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC(R) systems. These warranties generally commence upon the completion of training and installation. In most cases, the Company's customers purchase a service contract, which includes extended warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products. At September 30, 2004, the Company had no recorded warranty liability as all systems within the one-year warranty period were covered by service contracts. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contract.

5. Securities Purchase Agreement

To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor on June 15, 2004 with respect to the sale by the Company for aggregate consideration of $150,000 of (i) a convertible debenture in the principal amount of $150,000 and (ii) warrants to purchase 1,500,000 shares of Company common stock. The Agreement contemplates the sale of additional convertible debentures and warrants upon the occurrence of specific events. The Company is obligated to register under the Securities Act for resale by the investor the common stock underlying the debenture and warrants issued pursuant to the Agreement.

In connection with the sale of the original $150,000 convertible debenture and
1.5 million warrants the investor provided the Company with funds as follows:

     o    $100,000 was disbursed to the Company on June 15, 2004;

     o    $50,000 was disbursed to the Company on October 19, 2004; and

     o $50,000 has been retained by the investor for disbursement to various professionals in payment for services to be provided to the Company.

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible into Company common stock at the investor's option. The convertible debenture is convertible into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of (i) $0.25 or
(ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are at an exercise price of $1.00 per share.

The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the Agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intends to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Quarterly Report on Form 10-QSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in the Company's authorized common stock.

The issuance of the convertible debenture and warrants to the investor is contingent upon stockholder approval of the increase in the Company's authorized common stock. If such approval is not received, the Agreement will terminate and the Company will be obligated to repay the proceeds received to date and other funds disbursed by the investor to professionals in payment of services rendered on behalf of the Company. As a result, the Company recorded such proceeds in other current liabilities.

6. Stockholders' Equity

During the nine-month period ended September 30, 2004, 61,587 shares of common stock were issued as a result of employees exercising stock options at exercise prices ranging from $0.025 to $0.06 per share. The Company also issued 40,000 and 90,000 shares of its common stock, at $ 0.095 and $0.06 per share, respectively, as payment for services rendered.

7. Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, when the exercise price of employee stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock option awards which are granted at less than fair market value result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of stockholders' equity and is amortized to operating expenses over the vesting period of the stock award. The Company had no deferred compensation at September 30, 2004.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure of an Amendment of SFAS No. 123" and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," require the disclosure of certain information as if the Company had adopted the fair value provisions of SFAS No.
123. The table below illustrates the effect on net loss and net loss per share had the Company adopted the fair value provisions of SFAS No. 123 using the following assumptions: risk-free interest rates of 3.4% for the three-months and nine-month periods ended September 30, 2004 and 3.0% for the three-months and nine-month periods ended September 30, 2003; volatility factors of the expected market price of the common stock of 1.006 for the three-months and nine-month periods ended September 30, 2004 and 1.004 for the three-months and nine-month periods ended September 30, 2003 and an expected life of the option of 4 years.

                                               Three months ended September 30,       Nine months ended September 30,
                                               --------------------------------       -------------------------------
                                                    2004              2003               2004               2003
                                                ------------       -----------        -----------        -----------

Net loss                                        $  (320,861)       $(1,056,307)       $(1,033,133)       $(1,241,153)
Add:  stock-based employee compensation
         included in reported net loss                 --                 --                 --                 --




Less: stock-based employee compensation expense,
   determined under fair value
   methods for all awards                            (1,307)          (28,700)           (9,156)            (90,056)
                                                -----------       -----------       -----------       -------------

   Pro forma net loss                           $  (322,168)      $(1,085,007)      $(1,042,289)      $  (1,331,209)
                                                ===========       ===========       ===========       =============

   Loss per share:
     Basic and diluted loss per share           $     (0.01)      $     (0.02)      $     (0.02)      $      (0.03)


8. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are comprised of shares issuable upon exercise or conversion of outstanding employee stock options, warrants and convertible preferred stock. The potential common shares issuable under stock options, warrants and preferred stock to purchase common shares have been excluded for the three and nine-month periods ending September 30, 2004 and 2003 from the diluted calculation because the effect of such shares would have been anti-dilutive.

At September 30, 2004, the Company had outstanding options to purchase an aggregate of 2,332,734 shares of common stock (with exercise prices ranging from $0.025 to $8.50 per share), warrants to purchase an aggregate 2,606,479 shares of common stock (with exercise prices from $0.01 to $0.0625 per share), and of Series G convertible preferred stock convertible into 3,150,333 shares of common stock. The exercise price and the ultimate number of shares of common stock issuable upon exercise of outstanding options and warrants and conversion of the Series G convertible preferred stock are subject to adjustments based upon the occurrence of certain future events.

9. Accumulated Other Comprehensive Loss

                                               Three months ended September 30,         Nine months ended September 30,
                                                -------------------------------         -------------------------------
                                                   2004                2003                2004                2003
                                                ------------        -----------         -----------         -----------

Net loss                                        $  (332,861)        $(1,056,307)        $(1,045,133         $(1,241,153)

Other comprehensive income (loss):

    Foreign currency translation                       --                (8,587)               --               (66,862)
                                                -----------         -----------         -----------         -----------

Comprehensive loss                              $  (332,861)        $(1,064,894)        $(1,045,133)        $(1,308,015)
                                                ===========         ===========         ===========         ===========


10. Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that the Company would have sufficient funds available to satisfy any adverse judgement. Due to the inherent uncertainties of litigation, were there any such matters, the Company may not be in the position at any specific time to accurately predict a litigation's ultimate outcome. As of September 30, 2004, there were no current proceedings or litigation involving the Company that the Company believes, if judgement were rendered against the Company, would have a material adverse impact on its financial position, results of operations or cash flows

11. Subsequent Events

On December 14, 2004 the Company entered into a $2.5 million agreement with Fujifilm Medical Systems, USA ("Fuji") under which Fuji will license the Company's orthopedic surgical planning technology for its use solely in the Picture Archiving and Communications Systems ("PACS") market. Under the terms of the license agreement the Company received $0.5 million in conjunction with the signing of the agreement. Additional milestone payments totaling $2.0 million will be paid to the Company over a two year period, assuming all such milestones are met.

     Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The Company designs, manufactures, sells and services image-directed, computer-controlled robotic software and hardware products for use in orthopedic and neurosurgical procedures.

In 1997, the Company acquired a 100% interest in a French company, Innovative Medical Machines International. S. A. ("ISS-SA"), involved in the manufacturing and servicing of neurosurgical products. In the fourth quarter of 2003, the Company recorded a loss of $1,516,519 in connection with the liquidation of the Company's investment in ISS-SA and closure of the Company's European operation.

The Company's revenue consists of product revenue, product development revenue, parts and consumables and service revenue.

Product revenue consists of the Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. Also included in product revenue for the first and second quarters of 2003 are sales of the NeuroMate(TM) System ("NeuroMate"), which consists of a computer-controlled robotic arm, head stabilizer, presurgical planning workstation and proprietary software used to position and precisely hold critical tools during stereotactic brain surgery. The Company continues to market NeuroMate, although no sales have occurred since the end of the second quarter of 2003. The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system. Fees for these services are recorded as product development revenue as earned.

The Company offers a one-year warranty for parts and labor on all ROBODOC systems. These warranties generally commence upon the completion of training and installation. In most cases, the Company's customers purchase a service contract, which includes extended warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for products. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contract.

Results of Operations

For the three-month period ending September 30, 2004, net revenue decreased approximately 74% or $0.4 million when compared to the three-month period ended September 30, 2003. Cost of revenue for the same three-month comparative periods decreased 81% or $0.6 million which resulted in an increase in the gross margin of 102% or $0.2 million. Operating expenses decreased during the three-month period ending September 30, 2004 compared to the same three-month period of 2003 by 61% or $0.3 million, with an operating loss of approximately $325,000 and net loss of approximately $332,000 for the three-month period ended September 30, 2004 as compared to an operating loss of $1,191,000 and net loss of $1,056,000, respectively, for the same three-month comparative period in 2003. For the nine-month period ending September 30, 2004, net revenue decreased 75% or $4.1 million when compared to the nine-month period ended September 30, 2003. Cost of revenue decreased 82% or $3.2 million between the nine-month periods ended September 30, 2004 and 2003, which resulted in a decrease in the gross margin of 58% or $1.0 million between the comparison periods. Operating expenses decreased during the nine-month period ending September 30, 2004 compared to the same nine-month period of 2003 by 53% or $1.0 million, with an operating loss of approximately $1,035,000 and net loss of approximately $1,045,000 in the current nine-month period as compared to an operating loss of approximately $1,473,000 and net loss of approximately $1,241,000 for the 2003 nine-month comparative period.

Net Revenue

Net revenue of $0.5 million for the third quarter of 2003 decreased to $0.1 million for the third quarter of 2004. This 74% decrease for comparative quarters is due to the loss of almost $0.4 million in net revenue generated by the Company's European operations, that were liquidated during the fourth quarter of 2003. The Company recorded no systems sales in the third quarter of 2003 or the third quarter of 2004. The only revenue derived during the third quarter of 2003 and the third quarter of 2004 was from development projects and servicing contracts. The revenues generated by service contracts, for the Company's non-European operations, for the third quarters of 2004 and 2003 was relatively flat.

Net revenue decreased 75% from $5.5 million during the first nine-months of 2003 to $1.4 million during the first nine months of 2004. The decrease in net revenue was primarily due to the elimination of $3.0 million in net revenue generated by the Company's European operations, which were liquidated in December 2003. The remaining reduction of $1.1 million in revenue in the first nine months of 2004, when compared to the first nine months of 2003, was primarily due to a decrease in product development revenue as a result of decreases in the number of projects and development activity that the Company's non-European operations were involved in. During the nine-month period ended September 30, 2003, the Company had recognized revenue on four ROBODOC systems and four NeuroMate systems while only two ROBODOC systems were sold for the same nine-month period of 2004. Both of the ROBODOC systems in 2004 were previously returned units, which were recorded in inventory at a zero dollar value, and have a lower average selling price when resold.

Cost of revenue

Cost of revenue decreased 81% from $0.7 million during the third quarter of 2003 to $0.1 million during the third quarter of 2004. The decrease in cost of revenue was primarily due to the elimination of $0.3 million in cost of revenue generated by the Company's European operations, which were liquidated during the fourth quarter of 2003. The remaining reduction of $0.3 million in the cost of revenue in the third quarter of 2004, when compared to the third quarter of 2003, primarily was the result of decreases in headcount and lease facility expenses allocated to manufacturing.

Cost of revenue for the nine-month period ended September 30, 2004 decreased 82% to $0.7 million from $3.8 million for the nine-month period ended September 30, 2003. The decrease in the cost of revenue was primarily due to the elimination of $2.2 million in cost of revenue attributable to the Company's European operations. The remaining reduction in cost of revenue during the nine-month period ending September 30, 2004, when compared to the cost of revenue for the same period of the prior year, primarily was due to the decreases in the number of units shipped and cost reduction measures initiated during fiscal 2004 which included reductions in headcount and related expenses.

Gross margin, as a percentage of net revenue, increased from an approximate negative 31% for the three-month period ending September 30, 2003 to a positive 3% for the three-month period ending September 30, 2004 and increased from a positive 30% for the nine-month period ending September 30, 2003 to a positive 50% for the nine-month period ending September 30, 2004. The increase for the three and nine-month periods in 2004 was primarily due to the higher margins the Company enjoyed on the sale of refurbished units as well as cost reductions related to reduced headcount and manufacturing overhead costs.

Operating expenses

Total operating expenses have continued to decline as a result of the Company's cost reduction program and the liquidation of its European operations. Selling and general administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as the finance, legal and human resources departments and professional support fees for these functions. Selling and general administrative expenses for the three-month period ending September 30, 2004 decreased approximately 61% to $0.2 million from $0.6 million for the three-month period ending September 30, 2003. Selling and general administrative expenses for the nine-month period ending September 30, 2004 decreased 53% to $1.0 million from $1.9 million for the nine-month period ending September 30, 2003. The primary factor causing such decreases in selling, general and administrative expense is the liquidation of the Company's European operation, which accounted for $0.2 million and $0.6 million of the decrease for the three and nine-month periods ended September 30, 2003, respectively. The remaining decrease in selling and general administrative expense for the three-month period ending September 30, 2004 is due to a reduction in staffing expense and rent expense. During the third quarter of 2004, the Company renegotiated the lease on its corporate headquarters and manufacturing facilities to reduce the size of the leased premises and the leased facilities expense by approximately 50%. In addition to the reduction of occupancy expense, selling and general administrative expense decreased in the nine-month period as a result of reduced headcount and commission expense resulting from lower sales volume.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses decreased approximately 80% from $0.5 million to $0.1 million for the three-month periods ending September 30, 2003 and 2004 respectively. The primary reason for this decrease was the reduction of the Company's direct and allocated research and development expenses through downsizing, and an increase in development projects performed for third-parties whose costs are deferred until the corresponding revenue is recognized.

Research and development expenses for the nine-month period ended September 30, 2004 decreased approximately 31% from the expenses for the 2003 nine-month period, after giving effect to $125,000 in grant funding recorded by the Company as a reduction of research and development expense. The $125,000, which was received in April 2003, was the final payment under a grant from the National Institute for Standards and Technology of the United States Department of Commerce ("NIST"). Under the terms of the NIST grant, the Company was entitled to reimbursement for certain of the expenses incurred in connection with the development of its revision hip surgery product. As of December 31, 2003, the Company had received a cumulative total of approximately $1,221,000 in funding from NIST since 1995. The Company has recorded the proceeds from the NIST grant as a reduction of its research and development expenses.

During the three month period ended September 30, 2003, the Company recorded $135,000 of other income (expense), net, of which $109,000 resulted from a loan by the French national agency being forgiven. The French agency initially granted the loan in 1997. Under the terms of the loan, which was established for the development of a new neurological system, the balance could be forgiven upon review by the French agency. The remaining income for the three-month period ended September 30, 2003 resulted from favorable foreign currency exchange rates. For the nine-month period ending September 30, 2003, other income (expense), net was approximately $232,000 as compared to ($10,000) for the nine-month period ending September 30, 2004. The income for the first nine months of 2003 resulted from the loan forgiven by the French national agency and favorable currency exchange rate for the Euro related to the Company's business in Europe. The company was not effected by foreign currency exchange rates during the three-month and nine-month periods ending September 30, 2004.

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

Liquidity and Capital Resources

The cash position of the Company is inadequate, and although the Company has identified potential sources of cash for future operations, there cannot be any assurance given that the Company will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on the Company's December 31, 2003 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues and enable the Company to continue operating through September 30, 2005. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary (see notes 5 and 11). Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful in realizing the benefits of such plan, it is possible that the Company will cease operations and/or seek bankruptcy protection. The September 30, 2004 condensed consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

At September 30, 2004 the Company's "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only 5%. It has been difficult for the Company to meet obligations, including payroll, as they come due, and the Company expects this situation to continue through September 30, 2005. Net cash used in operating activities was approximately $245,000 for the nine-month period ended September 30, 2004. This primarily resulted from a net loss of $1,045,000, an increase in accounts receivable of $219,000, an increase in inventory of $122,000, and a decrease in unearned income of $129,000 which were partially offset by increases in accounts payable of $389,000 and an increase in accrued payroll and related expenses of $677,000 and $100,000 of other current liabilities and $81,000 decrease in other current assets. The $100,000 in increase in other current liabilities is directly related to a financing agreement entered into by the Company on June 15, 2004. (See Note 5 of "Notes to Condensed Consolidated Financial Statements (unaudited)").

At September 30, 2004, the Company had amounts due to the executive officers of the Company of approximately $1,146,000, in the aggregate, in the forms of, deferred salaries, unreimbursed travel expenses and noninterest bearing advance. Of the $1,146,000, $437,000, $279,000 and $94,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, due to Ramesh C. Trivedi, president and chief executive officer of the Company; $132,000, $25,000 and $53,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, due to Leland Witherspoon, vice president of engineering of the Company; $98,000 and $28,000 are included in accrued payroll and related expense and accrued liabilities, respectively, due to Charles J. Novak, chief financial officer of the Company.

To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor on June 15, 2004 with respect to the sale by the Company for aggregate consideration of $150,000 of (i) a convertible debenture in the principal amount of $150,000 and (ii) warrants to purchase 1,500,000 shares of Company common stock. The Agreement contemplates the sale of additional convertible debentures and warrants upon the occurrence of specific events. The Company is obligated to register under the Securities Act for resale by the investor the common stock underlying the debenture and warrants issued pursuant to the Agreement.
In connection with the sale of the original $150,000 convertible debenture and
1.5 million warrants the investor provided the Company with funds as follows:

     o    $100,000 was disbursed to the Company on June 15, 2004;

     o    $50,000 was disbursed to the Company on October 19, 2004; and

     o $50,000 has been retained by the investor for disbursement to various professionals in payment for services to be provided to the Company.


The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible into Company common stock at the investor's option. The convertible debenture is convertible into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of (i) $0.25 or
(ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are at an exercise price of $1.00 per share.

The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the Agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intends to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Quarterly Report on Form 10-QSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in the Company's authorized common stock.

The issuance of the convertible debenture and warrants to the investor is contingent upon stockholder approval of the increase in the Company's authorized common stock. If such approval is not received, the Agreement will terminate and the Company will be obligated to repay the proceeds received to date and other funds disbursed by the investor to professionals in payment of services rendered on behalf of the Company. As a result, the Company recorded such proceeds in other current liabilities.

On December 14, 2004 the Company entered into a $2.5 million agreement with Fujifilm Medical Systems, USA ("Fuji") under which Fuji will license the Company's orthopedic surgical planning technology for its use solely in the Picture Archiving and Communications Systems ("PACS") market. Under the terms of the license agreement the Company received $0.5 million in conjunction with the signing of the agreement. Additional milestone payments totaling $2.0 million will be paid to the Company over a two-year period, assuming all such milestones are met.

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

(b) There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Part II. Other Information

     Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that the Company would have sufficient funds available to satisfy any adverse judgement. Due to the inherent uncertainties of litigation, were there any such matters, the Company may not be in the position at any specific time to accurately predict a litigation's ultimate outcome. As of September 30, 2004, there were no current proceedings or litigation involving the Company that the Company believes, if judgement were rendered against the Company, would have a material adverse impact on its financial position, results of operations or cash flows.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2004, the Company issued 300,000 warrants, which have been valued at $12,000, to outside legal counsel for such firm foregoing demand for immediate payment to said firm. The Company believes that the issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

     Item 3. Default Upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.



     Item 6. Exhibits

(a)Exhibits

10.1 Software Development Agreement dated November 17, 2003 between the Registrant and Fujifilm Medical Systems, USA

10.2 Software License Agreement dated July 29, 2004 between the Registrant and Fujifilm Medical Systems, USA

10.3 Amendment #1 to Software License Agreement dated December 14, 2004 between the Registrant and Fujifilm Medical Systems, USA

31.1   Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh Trivedi

31.2   Certification Pursuant to Exchange Act Rule 13a-14(a) of Charles Novak

32.1   Certification Pursuant to 18 U.S.C. 1350 of Ramesh Trivedi

32.2   Certification Pursuant to 18 U.S.C. 1350 of Charles Novak

                                   SIGNATURE


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTEGRATED SURGICAL SYSTEMS, INC.


                                          By: /s/ CHARLES J. NOVAK
                                              --------------------------
                                                  Charles J. Novak
                                                  (Principal Financial and
                                                  Accounting Officer)
Dated: December 16, 2004                          (Duly Authorized Officer)