Form 10KSB
period 2004-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2005-04-15
CIK 894871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

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
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

                               Title of each Class
                               -------------------
                          Common Stock, $0.01 Par Value
                         Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,359,839

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on April 11, 2005 was $871,948.

As of April 11, 2005, the issuer had 45,084,089 shares of common stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

================================================================================

                                        Integrated Surgical Systems, Inc.
                                                  Form 10-KSB
                                   For the fiscal year ended December 31, 2004
                                               Table of Contents
Part I.                                                                                                           Page
         Item 1.     Description of Business                                                                       2
         Item 2.     Description of Property                                                                       6
         Item 3.     Legal Proceedings                                                                             7
         Item 4.     Submission of Matters to a Vote of Security Holders                                           7
Part II.
         Item 5.     Market for Common Equity and Related Stockholder Matters and Small Business Issuer            8
                     Purchases of Equity Securities
         Item 6.     Management's Discussion and Analysis or Plan of Operation                                     9
         Item 7.     Financial Statements                                                                          20
         Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure          20
         Item 8 A.   Control and Procedures                                                                        20
         Item 8 B.   Other Information                                                                             20
Part III.
         Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                     16(a) of the Exchange Act                                                                     20
         Item 10.    Executive Compensation                                                                        23
         Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder        26
                     Matters
         Item 12.    Certain Relationships and Related Transactions                                                27
         Item 13.    Exhibits                                                                                      28
         Item 14.    Principal Accountant Fees and Services                                                        31
         Signatures                                                                                                54




                                                      1

                                     Part I

Item 1. Description of Business

Integrated Surgical Systems, Inc. (the "Company") designs, manufactures, sells and services image-directed, computer-controlled robotic software and hardware products for use in orthopaedic and neurosurgical procedures. The Company was incorporated in Delaware in 1990.

In 1997, the Company acquired 100% interest in a French company, Innovative Machines International, S.A., involved in the manufacturing and servicing of neurosurgical products and changed the name to Integrated Surgical Systems, S.A. ("ISS-SA"). Under French law, a company whose net assets are less than 50% of its capital stock may come under the supervision and control of a regional administrative tribunal. On September 30, 2003, the Tribunal de Commerce (the "Tribunal") in Lyon, France appointed an administrator to manage the Company's operations and the administrator exercised control over all aspects of ISS-SA's operations including employee retention, purchasing, sales and inventory management. Effective with the administrator's appointment, the Company no longer had access to the assets, personnel or records of ISS-SA. As a result, in the fourth quarter of 2003, the Company recorded a loss of $1,516,519 in connection with the liquidation of its investment in ISS-SA and closure of the Company's European operation.

Orthopaedic Applications

The Company's principal orthopaedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The surgeon uses ORTHODOC, a computer workstation with the Company's proprietary software, for preoperative surgical planning. ORTHODOC converts a computerized tomography ("CT") scan data of the patient's joint into three-dimensional bone images. The surgeon selects a prosthesis from the ORTHODOC prosthesis software library, and manipulates the three-dimensional prosthesis models against the bone image. The ORTHODOC then allows the surgeon to preoperatively visualize the possible results of the surgical outcome. The Company offers software for several lines of prostheses in its software library. Implant manufacturers contract with the Company for the development of prosthesis software. After the surgeon selects the optimal bone cuts and a prosthesis, ORTHODOC creates a surgical plan, which is then up-loaded to the surgical robot. The surgical plan guides the robot as it mills the bone in the operating room. Both hip and knee replacement surgeries involve removing a portion of the bone at the joint, referred to as "milling," to properly replace it with a prosthesis. For hip replacement surgery, a cavity is milled by the robot into which the selected prosthesis is inserted. In the case of knee replacement surgery, ROBODOC mills both the upper and lower leg bone ends for precise and accurate prosthesis placement according to the plan.

Neurosurgical Applications

The Company entered the neurosurgical equipment sector with the acquisition of Innovative Medical Machines International, S.A., of Lyon, France, in September 1997. This wholly-owned subsidiary, which was renamed Integrated Surgical Systems, S.A. ("ISS-SA"), designed, manufactured, sold and serviced the NeuroMate(TM) System ("NeuroMate"). The Company continues to market NeuroMate, although no sales have occurred since the end of the second quarter of 2003. Based on its experience of over five years in commercializing the NeuroMate System on a worldwide basis, the Company has developed a new strategy for the neurosurgery market. It consists of consolidating different robotic platforms to increase overall functionality while lowering the costs. The Company is planning to offer a new proprietary product to the neurosurgical market on a worldwide basis.

Specialized Product Development

The Company develops specialized presurgical planning software for several major implant manufacturing companies. These implant manufacturers contract with the Company for the development of software for particular lines of new prostheses to be used with the ROBODOC system.

Utilizing its many years of experience in presurgical planning in the 3D mode, the Company has entered the presurgical planning software market for orthopaedics on an OEM basis. The Company offers presurgical planning software for use in stand-alone systems, as well as an integral part of PACS (Picture, Archiving and Communication Systems) commercialized worldwide by all major imaging corporations.

Marketing, Sales and Distribution

As further discussed in "Government Regulations," ROBODOC cannot be marketed in the United States until it has been cleared by the U.S. Food and Drug Administration (the "FDA"). Accordingly, substantially all of the Company's sales are made to customers located in foreign countries. The Company markets the ROBODOC system to orthopaedic and trauma surgeons and hospitals in Europe through direct sales and through distributors in Japan, Korea and India.

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

One of the key components of the ROBDOC system, a customized Robotic arm, has been manufactured by a Japanese manufacturer, Sankyo Seiki, per ISS specifications. The specifications for this component are the proprietary property of the Company and cannot be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2005, the Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

ORTHODOC consists of a pre-surgical planning computer workstation and associated data peripherals incorporating the Company's proprietary software.

Surgical supplies, including sterile drapes and cutters, are manufactured to the Company's specification by outside vendors. These vendors are inspected periodically by the Company and samples are evaluated to ensure that these specifications are consistently met. The Company and the Company's authorized distributors purchase these items in quantity and distribute them to customers as needed.

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

Research and Development

Since inception, the Company's engineering activities have focused on the development of innovative image-directed, pre-surgical planning and computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products. The Company incurred research and development expenses of approximately $994,000 during the year ended December 31, 2004, and $1,664,000 in the year ended December 31, 2003.

Competition

The principal competition for ROBODOC comes from manual surgery performed by orthopaedic surgeons using surgical power tools, navigated instrumentation and manual devices. These tools and devices are manufactured and/or distributed by major orthopaedic companies, including Striker/Howmedica Osteonics (a division of Stryker Corporation), Zimmer, Inc., DePuy, Inc. (a subsidiary of Johnson & Johnson), Smith and Nephew, and Biomet, Inc.

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

Warranty and Service

The Company offers a one-year warranty for parts and labor on all ROBODOC systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase service contracts, which include extended warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Customers not covered by warranties or service contracts are billed on a time and materials basis for service, and on a per unit basis for consumable products.

The Company's technical staff trains medical professionals in its use of the product and provides field service. Additional technical support is provided by the Company's engineering department. In Europe, the Company has entered into an arrangement with a third party under which it provides warranty and extended warranty services to the Company's customers. For these customers, the Company may receive a royalty payment if the cost of providing such service meets certain threshold levels.

Patents and Proprietary Rights

The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect the Company's proprietary rights in its products and to maintain a competitive position.

ROBODOC and ORTHODOC are registered trademarks of the Company. The Company has been issued five U.S. patents, has four U.S. patents pending, and has filed additional patent applications covering various aspects of the technology in Europe and in the United States. U.S. issued patents include:

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

Significant portions of ORTHODOC and ROBODOC software are protected by copyrights. IBM has granted the Company a perpetual royalty-free license for the underlying software code utilized in ROBODOC. In addition, IBM has agreed not to assert infringement claims against the Company with respect to an IBM patent relating to robotic medical technology, to the extent that this technology is used in its products. The Company has registered the marks ROBODOC and ORTHODOC.

The Company cannot guarantee that it will have the necessary working capital to enforce and/or defend its patents, copyrights or trademarks if challenged.

Government Regulations

The medical devices the Company manufactures and markets are subject to extensive regulation by the FDA and other federal and foreign governmental authorities.

The ROBODOC system is approved for use in Europe and carries the European Union's CE Mark. The ORTHODOC is cleared by the FDA for marketing in the United States of America. While ROBODOC has not yet been approved for use by the Japanese regulatory agency, the Ministry of Health, Labor and Welfare ("MHLW"), Japanese hospitals and surgeons are able to purchase and use the systems while approval is pending. The Company completed clinical trials in Japan and submitted a petition for approval in 2002. Although no assurance can be offered, the Company believes the approval can reasonably be expected in late 2005. However, there can be no assurance that the determination will be favorable, or that any determination will not include unfavorable limitations or restrictions.

U.S. clinical trials designed to secure FDA clearance to market the ROBODOC system in the U.S. began in December 2000. This trial strategy calls for performing pinless hip (latest version) replacement surgeries on up to 181 subjects. Upon completion, the Company will submit the application to the FDA for clearance to market this ROBODOC product in the United States. At December 31, 2004, a total of 111 patients have been enrolled in this study. In 2003, the Company added a third clinical study site in Buffalo, N.Y., and, with this additional study site, the Company anticipates the completion of clinical trials by the end of 2005, although no assurances can be given.

In the fourth quarter of 2004, the principal investigator at the University of Arkansas Medical Science Department in Little Rock, Arkansas passed away. The ROBODOC system has been removed from this clinical site and final preparations are being made to relocate this system to a new clinical site.

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

Although the Company has not been cleared to market the ROBODOC System in the U.S., the Company is permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries, as well as Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require FDA export approval. FDA export approval, when it is required, is granted when certain requirements are met including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

The introduction of products in foreign markets has subjected the Company, and will continue to subject the Company, to foreign regulatory clearances that vary from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements.

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

Product Liability

Prior to June 2004, the Company maintained product liability insurance in the amount of $10 million per occurrence and $10 million in aggregate. This coverage was cancelled by the insurance carrier in June 2004, due to the Company's financial inability to pay the requisite insurance premiums. Effective March 4, 2005, the Company secured a new product liability insurance policy in the amount of $2 million per occurrence and $2 million in aggregate.

The Company is subject to legal proceedings and claims that arise in the normal course of business as is discussed in Item 3 "Legal Proceedings" in this report.

Major Customers

The Company sells its robotic systems to international distributors, who in turn resell the product to specific international hospitals and clinics. The Company's international distributors are Imatron (KTEC) in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

A significant portion of the Company's sales are to a limited number of customers located in foreign countries. Three major foreign customers of the Company accounted for 45%, 24% and 22% of the Company's revenue during the year ended December 31, 2004, and three major foreign customers accounted for 22%, 14% and 13% for the year ended December 31, 2003. At December 31, 2004, two foreign customers accounted for 98% of accounts receivable, and at December 31, 2003, two customers accounted for 100% of accounts receivable.

During the first nine months of 2003, the Company sold its products in Europe through its wholly owned subsidiary, ISS-SA. In the fourth quarter of 2003, the Company recorded a loss of $1,516,519 in connection with the liquidation of the Company's European operation. Since December 23, 2003, the Company's Davis, California headquarters office has assumed the sales responsibility for its products in Europe.

The Company also develops specialized pre-surgical planning software for several major customers, including DePuy International Limited, Fujifilm Medical Systems USA, Inc, Stryker and Zimmer Inc.

Employees

On December 31, 2004, the Company had a total of 15 employees: 10 in engineering, 2 in manufacturing and 3 in sales and administration. None of the employees is covered by a collective bargaining agreement and the Company believes that the relationship with its employees is satisfactory.

Item 2. Description of Property

The Company's executive offices and production facility are located in Davis, California. The Company occupies the facility in Davis under a lease that expires in June 2005, which is currently being renegotiated. The Company can give no assurance that the lease will be extended. If the lease were not extended, the Company would be unable to conduct business until another facility was leased, and there is no assurance That the company will be able to obtain a lease extension or a new lease on terms as favorable to the Company as are provided in the current lease. The Company's failure to secure a lease could have material effect on the business, financial condition, cash flows and results of operations.

During the third quarter of 2004, the Company renegotiated this lease to reduce the square footage from approximately 30,500 square feet to approximately 16,000 square feet, with a corresponding per month reduction in monthly rent expense from approximately $32,500 per month to approximately $18,000 per month. Prior to the renegotiations of the lease, the Company paid utilities and maintenance fees directly to the providers of these services. These utility and maintenance fees are now paid by the lessor and billed back to the Company, along with property taxes, on a pro-rated percentage based on the Company's occupancy.

Item 3. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, the Company would not be able to accurately predict their ultimate outcome.

On December 17, 2004, the Company was served with a summons and complaint commenced in Yolo County (California) Superior Court, styled Bischoff, et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiffs' in the litigation, all from Germany, and all of whom were subject to medical treatment which utilized the ROBODOC System, allege that the Company's ROBODOC System is defective and dangerous, both in its manufacture and design and, as a result of such defect and dangerous condition, the plaintiffs sustained injury. The plaintiffs are seeking class status for this matter.

The Company believes the plaintiff's allegations are without merit. The Company intends to conduct a vigorous defense against the allegations contained in the complaint. However, the Company did not have any product liability insurance from June 2004 through March 3, 2005, due to its financial inability to pay the requisite insurance premiums. Effective March 4, 2005 the Company secured a new product liability insurance policy in the amount of $2 million per occurrence and $2 million in aggregate.

This case is at its incipient stages. The Company has retained competent counsel to represent it in this matter. The amount of damages, if any, are indeterminable at this juncture.

Defending against a product liability action can be expensive and time consuming to management personnel. The Company currently does not have the funds, which may be necessary to defend against the plaintiffs' allegations. The failure to properly defend the Company against the allegations could result in a material judgement against the Company, which could adversely affect our financial condition, results of operation and cash flows. The Company may also currently not have the funds necessary to satisfy any judgement rendered against it. The Company's failure to successfully defend against the allegations could result in our seeking protection under the United States Bankruptcy Code. Such action could have a material adverse effect on the market price of the Company's common stock, business, financial condition, cash flow and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                    Part II.

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchase of Equity

Market Information for Common Stock

On May 24, 2004, the OTC Bulletin Board discontinued the quotation of the Company's stock on its system due to our failure to file our annual report on a timely basis. The Company's stock then began to be quoted, and continues to be quoted on the pink sheets, under the trading symbol "RDOC." The following table sets forth the high and low sales prices, as reported on the by the NASDAQ on-line web site www.NASDAQ. com, for shares of the Company's common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                               Common Stock
                                                  (RDOC)
                                          ----------------------
        Fiscal Year Ended                  High            Low
        December 31, 2004                 ------          ------
        -----------------

        First Quarter                     $0.130          $0.060
        Second Quarter                    $0.115          $0.050
        Third Quarter                     $0.080          $0.050
        Fourth Quarter                    $0.070          $0.035

        Fiscal Year Ended
        December 31, 2003
        -----------------

        First Quarter                     $0.055          $0.022
        Second Quarter                    $0.044          $0.025
        Third Quarter                     $0.055          $0.038
        Fourth Quarter                    $0.190          $0.040

As of April 11, 2005 there were 268 holders of record of the common stock.


Dividends

The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business.

Recent Sale of Unregistered Securities

During the twelve-month period ended December 31, 2004, the Company issued 300,000 warrants, which have been valued at $12,000, to outside legal counsel for such firm foregoing demand for immediate payment to said firm. The Company believes that the issuance of such warrants was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 4(2) of the Securities Act.

Equity Compensation Plans

The following table provides information as of the fiscal year ended December 31, 2004 with respect to the Company's compensation plans (including individual compensation arrangements).


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

Equity compensation plans
approved by security holders         2,203,192 (1)                  $0.83                        438,953

Equity compensation plans not
approved by security holders         1,360,000 (2)                  $0.06                      1,040,000
                                     ---------                                                 ---------

Total                                3,563,192                      $0.54                      1,478,953
                                     =========                                                 =========

(1)  Includes the Company's 1995 and 1998 Stock Option Plans and its 2000 Stock
     Award Plan and 2004 Long-Term Performance Plan.

(2) Consists of: (i) 100,000 warrants issued for consulting services which expire in May 2007 and have an exercise price of $0.06 per share; (ii)
     300,000 warrants for consulting which expire in July 2014 and have an exercise price of $0.0625 per share; (iii) 960,000 options to purchase shares for the Company's 2004 Long-Term Performance Plan, which has yet to be approved by the stockholders of the Corporation.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis relates to the consolidated operations of the Company and should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

Results of Operations (2004 vs. 2003)

Revenue of $2.4 million for the year ended December 31, 2004 was down 60% when compared to $5.8 million for the year ended December 31, 2003 primarily due to the decrease in product sales. Cost of revenue of $0.9 million for the year ended December 31, 2004 was down $3.1 million when compared to $4.0 million for the year ended December 31, 2003, primarily due to the decreased level of product sales. Operating expenses of $2.1 million for the year ended December
31, 2004 decreased by $3.5 million when compared to the year ended December 31, 2003. This decrease of $3.5 million in operating expenses was comprised of $1.3 million decrease in selling, general and administrative expense, $0.7 million decrease in research and development expense, and a $1.5 million decrease in non-recurring charges. The $1.5 million decrease in non-recurring charges was related to the one-time loss on disposal of subsidiary resulting from the liquidation of the Company's investment in ISS-SA and closure of its European operations in the fourth quarter 2003. Other income, net for the year ended
December 31, 2004, decreased by $0.4 million when compared to $0.5 million for the year ended December 31, 2003, primarily due to non-recurring events, including the forgiveness of a $0.1 million loan and a gain of $0.2 million for the reversal of a reserve for clinical robots. These changes in revenue and expenses resulted in a net loss of $0.6 million for the period ended December
31, 2004 as compared to a loss of $3.3 million in the prior year. The decrease in revenue of approximately $3,471,000 in 2004 from 2003 is presented in the following table:


                                     2004                   2003           Increase (Decrease)
                              -------------------   --------------------   --------------------
                              Units                 Units                  Units
                               Sold     Revenues     Sold      Revenues     Sold      Revenues
                              -----   -----------   -----    -----------   -----    -----------
ROBODOC System                    2   $   793,000       4    $ 2,547,000      (2)   $(1,754,000)
ROBODOC Modules                   3       262,000    --             --         3        262,000
NeuroMate Systems              --            --         4        827,000      (4)      (827,000)
                              -----   -----------   -----    -----------   -----    -----------
  Total Systems and Modules       5     1,055,000       8      3,374,000      (3)    (2,319,000)
                              -----   -----------   -----    -----------   -----    -----------

Service contracts, parts
and consumables                           547,000              1,907,000             (1,360,000)

Development revenues                      758,000                550,000                208,000
                                      -----------            -----------            -----------
  Total Revenues                      $ 2,360,000            $ 5,831,000            $(3,471,000)
                                      ===========            ===========            ===========

The decrease in ROBODOC systems of two units in 2004, compared to four units in 2003, and the decrease in revenues from service contracts and consumables of approximately $1,360,000 in 2004 when compared to 2003 is directly related to the negative publicity in Germany concerning routine surgical complications in which the ROBODOC was used starting in late 2002, 2003 and 2004, that lead to the current law suit. Although no NeuroMate units have been sold since the second quarter of 2003, the Company continues to market this product. Development revenue of approximately $758,000 for the year ended December 31, 2004 was up 38% when compared to approximately $550,000 for the year ended December 31, 2003, due to completion of a greater number of projects.

The FDA allows the Company to market NeuroMate as described in the Company's 510(k) pre-market notification.

The gross margin for 2004 was 62% compared to 32% in 2003. The increase was primarily due to a reduction in manufacturing costs and overhead charged to cost of revenue, an increase in revenue from higher margin development projects, the sale of two refurbished ROBODOC Systems. The Company charges its manufacturing expense and overhead directly to cost of revenue due to its low manufacturing volume. During 2004, the Company reduced its work force and operating costs and, as a result, manufacturing expenses and overhead were reduced. The cost to manufacture a refurbished system is considerably less than the cost to manufacture a new system. For the year ended December 31, 2004, ROBODOC and NeoroMate systems generated 45% of revenues compared to 58% for the year ended December 31, 2003. Service contracts, parts, consumables and development revenues were 55% for the year ended December 31, 2004 as compared to 42% for the year ended December 31, 2003. The Company's margins for its service contracts, parts, consumables and development projects are substantially higher than margins on ROBODOC and NeuroMate systems.

Selling and general and administrative expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows as well as its finance, legal and human resources functions. Selling and general administrative expenses for the year ended December 31, 2004 decreased 53% to $1,140,000 from $2,439,000 for the year ended December 31, 2003. The decrease in selling, general and administrative expenses was primarily due to a decrease in average staffing levels in the year ended December 31, 2004 due to attrition and the inability to replace employees due to the lack of working capital.

Research and development expenses are comprised of the engineering and related costs associated with the development of innovative image-directed computer-controlled robotic products for surgical applications, along with specialized operating software and hardware systems to support these products, quality assurance and testing. Research and development expenses decreased 40% to $994,000 during the year ended December 31, 2004 as compared to $1,664,000 for the year ended December 31, 2003. The decrease in the year ended December 31, 2004 is due to decreased staffing and staffing related expenses due to attrition and the inability to replace employees due to the lack of working capital.

Restatement of Interim Financial Information

In conjunction with the audit of its financial statements for the year ended December 31, 2004, the Company determined that it had overstated accounts receivable and unearned income as of September 30, 2004 due to prematurely or incorrectly recording certain service contracts with its customers. Accounts receivable and unearned income as of September 30, 2004 were overstated by $287,897 and $253,933, respectively. In the third quarter of 2004, net revenue was overstated by $33,964 and net loss understated by a similar amount, as a result of the amortization related to these service contracts. There was no impact on the reported amount of basic or diluted net loss per common share as a result of the correction. (See Note. 13. Unaudited Interim Financial Information (Restated) in Notes to Consolidated Financial Statements)

Liquidity

The reports of the Company's Independent Registered Public Accounting Firm on the 2004 and 2003 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company believes that it has a plan to address these issues which will enable the Company to continue to operate through December 31, 2005. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Through December 31, 2004, the Company has been funded through cash from operations and sales of equity securities (see, "Capital Resources"). At December 31, 2004, the "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .18. It has been difficult for the Company to meet financial obligations, including payroll, as they come due, and the Company expects this situation to continue through 2005.

Net cash provided by operating activities was $1,079,000 for the year ended December 31, 2004. This resulted from the net loss of $556,000, adjusted for non cash transactions of $21,000 for depreciation and $21,000 for stock compensation for non-employees. The primary changes in operating assets and liabilities were decreases in accounts receivable and other current assets of $133,000, increases in accounts payable of $211,000, accrued payroll and related expenses of $425,000 and other income of $1,074,000 offset by an increase in inventory of $159,000 and a decrease in accrued liabilities of $95,000.

The increase in unearned income was primarily due to a December 2004 software license agreement with a customer. The increase in inventory was due to the capitalization of development project costs and the increase in accounts payable and accrued payroll and related expense is directly related to the lack of cash. Accrued liabilities decreased primarily as the result of accrued expenses transitioning to accounts payable.

The increase in cash from financing activities of $96,000 was primarily due to the receipt of $150,000 received per a securities agreement (as defined in Item
6. Capital Resources) offset by repayment of loans which had been advanced by the officers of $56,000. The Company also received $3,000 from the exercising of stock options by former employees.

The cash balance of $1,324,000 at December 31, 2004 was the result of a late December 2004 cash receipt for software development and licensing, and was mostly disbursed during the first quarter of 2005 to pay down existing liabilities. The Company expects to derive most of the cash required to support operations through sales of ROBODOC systems, continued conversion of the inventory balance into cash, collection of accounts receivable and through additional financing. It is critical for the Company to obtain cash from these sources. There can be no assurance given that the Company can continue to convert inventory, collect receivables or raise additional funds on acceptable terms or at all.

The Company has the following contractual obligations and commercial commitments at December 31, 2004:

                                            less than               greater than
                                 Total        1 year     1-3 years     3 years
                                 -----        ------     ---------     -------

   Facility operating leases    $90,017      $90,017         $0           $0

The Company will require substantial funds for operating activities, further product development, future clinical trials, regulatory approvals, litigation expenses and marketing of its products. The Company's future capital requirements will depend upon the progress of its research and development programs; the time and costs involved in securing regulatory approvals; the cost of filing, defending and enforcing intellectual property rights; and competing technology and market developments. Future expenditures for product development and clinical trials are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

At December 31, 2004, the Company had an aggregate amount due to executive officers of approximately $1,013,000. These amounts due are in the form of deferred salaries and unreimbursed travel expenses. Of such amounts, $460,000 and $276,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, president and chief executive officer of the Company; $141,000 and $27,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, vice president of engineering of the Company; and $109,000 is included in accrued payroll and related expense and is due to Charles J. Novak, chief financial officer of the Company. At December 31, 2004, the Company had accrued payroll and accrued payroll taxes of $479,000 for all other employees.

Capital Resources

On April 11, 2005, there were 45.1 million shares of the Company's common stock outstanding, and is listed on the pink sheets at $0.02 a share, giving the Company a market capitalization of $0.9 million. In the first quarter of 2001, the Company's common stock and warrants were delisted by the Nasdaq because the stock did not maintain the market's minimum bid price of $1.00 per share. On May 24, 2004, the OTC Bulletin Board ceased quoting the Company's stock due to the failure of the Company to file its annual report on Form 10-KSB on a timely basis. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called "penny stocks". The Securities and Exchange Commission rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and making it more difficult for investors to sell the shares of the Company's stock.

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

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible into, at the investor's option, into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are at an exercise price of $1.00 per share.

The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the Agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intends to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Annual Report on Form 10-KSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in the Company's authorized common stock.

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

On December 14, 2004, the Company entered into a $2.5 million agreement with Fujifilm Medical Systems, USA ("Fuji") under which Fuji will license the Company's orthopedic surgical planning technology for its use solely in the Picture Archiving and Communications Systems ("PACS") market. Under the terms of the license agreement the Company received $2.1 million in December 2004. Additional milestone payments totaling $0.4 million will be paid to the Company over a two-year period, assuming all such milestones are met.

At December 31, 2004, the Company had 168 shares of convertible preferred stock outstanding. Each share of preferred stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock over the five trading days preceding the date of conversion. Because there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the Company's audited consolidated financial statements included elsewhere in this Form 10-KSB and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such audited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of the Company's assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates, including those related to bad debts, inventories, impairment of assets, warranties, contingencies and litigation. The Company bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company has discussed its critical accounting policies with the audit committee of the Company. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the consolidated financial statements:

     The Company recognizes revenue from sales of its products upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Development projects are accounted for under the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the completed contract and percentage of completion method of accounting.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition but does not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123R (revised 2004),"Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period that begins after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company will apply SFAS No. 123R using a modified version of prospective application. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based method to be used at date of adoption. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

The reports of the Company's Independent Registered Public Accounting Firm on the 2004 and 2003 consolidated financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company has a plan to address these issues which it believes will enable the Company to continue to operate through December 31, 2005. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection.

The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

The Company's facility lease expires on June 2, 2005. The Company's seven-year lease, of its executive offices and production facility located in Davis, California, will expire on June 2, 2005. The Company is currently negotiating with the lessor of the facility to extend the lease beyond June 2, 2005. The Company can give no assurance that the lease will be extended. If the lease were not extended, the Company would be unable to conduct business until another facility was leased, and there is no assurance That the company will be able to obtain a lease extension or a new lease on terms as favorable to the Company as are provided in the current lease. The Company's failure to secure a lease could have material effect on the business, financial condition, cash flows and results of operations.

The Company's future financial performance will depend almost entirely on sales of the ROBODOC system. The Company expects to derive most of its near-term revenue from sales of the ROBODOC System. Having recognized revenue on two ROBODOC systems in 2004 and four ROBODOC systems in 2003, the Company must develop an effective sales and marketing organization and expend sufficient funds to inform potential customers of the distinctive characteristics and advantages of using the system instead of traditional surgical tools and procedures.

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

The Company is dependent on foreign sales. Most of the sales have been to customers in Europe and Asia. Until such time, if ever, as the Company receives clearance from the FDA to market the ROBODOC System in the U.S., it will continue to be subject to the risks of foreign sales. These risks include economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, changes in regulatory requirements, customs duties and export quotas and other trade restrictions. Any of these risks could have a material adverse effect on the Company's business.

The Company's quarterly revenue and results of operations may fluctuate and may not be indicative of expected revenue and results of operations for the full year. The level of revenue and results of operations fluctuate with the number of ROBODOC Systems sold and development project revenue recognition. The number and timing of the systems sold may cause revenue and earnings to vary significantly on a quarterly basis and a quarter's results may not be indicative of revenue and earnings for the full year.

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

The Company needs, but has not yet secured, clearance from the FDA under 510(k) petition to market the ROBODOC System in the U.S. In December 2000, the Company began U.S. clinical trials designed to demonstrate that the ROBODOC System is safe and effective for its intended use as an alternative to other surgical power tools and manual devices used in hip replacement surgery. The trials anticipate the completion of hip replacement surgeries in a total of up to 181 subjects performed at up to four clinical trial sites. The Company has established three sites, Sutter General Hospital in Sacramento, California, the University of Arkansas in Little Rock, Arkansas and Buffalo General Hospital in Buffalo, New York. In the fourth quarter of 2004, the principal investigator at the University of Arkansas Medical Science Department in Little Rock, Arkansas passed away. The ROBODOC system has been removed from this clinical site and final preparations are being made to relocate this system to a new clinical site. As of December 31, 2004, approximately 61% of the mandated total surgeries have been performed.

The Company can provide no assurance that, at the completion of the clinical trials, the FDA will grant clearance to market the system in the U.S. and that such clearance will not include unfavorable limitations or restrictions. In addition, FDA clearance gives no assurance of market acceptance or that the Company will generate gross margins to obtain profitability.

Even after receipt of any FDA clearance to market, the Company expects that the FDA may consider any new ROBODOC surgical applications to be new indications for use, which generally require FDA clearance prior to marketing. The FDA may require additional trials before allowing the Company to incorporate new imaging modalities (such as ultrasound and MRI) or other different technologies in the ROBODOC System. The FDA may require new clinical data to support new indications and may require new clinical data for clearance of enhanced technological characteristics.

The Company may not be able to comply with quality system and other FDA reporting and inspection requirements. Although the Company believes it is in full compliance with the regulatory requirements in the markets in which it participates, there can be no assurance that the Company will be able to continue to comply with these requirements. Assuming that the Company secures the necessary FDA clearances for the products, in order to maintain these clearances the Company must, among other things, register its establishment and list the devices with the FDA and with certain state agencies. The Company must maintain extensive records, report any adverse experiences on the use of the products and submit to periodic inspections by the FDA and state agencies. The Food, Drug and Cosmetic Act also requires devices to be manufactured in accordance with the quality system regulation, which sets forth good manufacturing practices requirements with respect to manufacturing and quality assurance activities.

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

The manufacture and sale of medical products exposes the Company to the risk of significant damages from product liability claims. On December 17, 2004, the Company was served with a summons and complaint commenced in Yolo County (California) Superior Court, styled Bischoff, et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiffs, in the litigation, all from Germany, allege that the Company's ROBODOC System is defective and dangerous, both in its manufacture and design and, as a result of such defect and dangerous condition, the plaintiff, all of whom were subject to medical treatment utilized the ROBODOC System, sustained injury. The plaintiffs are seeking class status for this matter.

The Company believes the plaintiff's allegations are without merit. The Company intends to conduct a vigorous defense against the allegations contained in the complaint. However, the Company did not have any product liability insurance from June 2004 through March 3, 2005, due to its financial inability to pay the requisite insured premiums. Effective March 4, 2005, the Company secured a new product liability insurance policy in the amount of $2 million per occurrence and $2 million in aggregate.

This case is at its incipient stages. The Company has retained counsel to represent it in this matter. The amount of damages, if any, are indeterminable at this juncture.

Defending against a product liability action can be expensive and time consuming to management personnel. The Company currently does not have the funds which may be necessary to defend against the plaintiffs' allegations. The failure to properly defend the Company against the allegations could result in a material judgement against the Company which could adversely affect our financial condition and results of operation. The Company also may currently not have the funds necessary to satisfy any judgement rendered against it. The Company's failure to successfully defend against the allegations could result in our seeking protection under the United States Bankruptcy Code. Such action could have a material adverse effect on the market price of the Company's Common Stock.

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

The Company is dependent on the suppliers of robots. Although the Company has multiple sources for most of the components, parts and assemblies used in the systems, one of the key components of the ROBDOC system has been manufactured by a Japanese manufacturer, Sankyo Seiki, per ISS specification. The specifications, for this component, are the proprietary property of the Company and can not be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2005 and, the Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

Purchases of the Company's shares are subject to the SEC's penny stock rules. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and make it more difficult for investors to sell. On May 24, 2004, the OTC Bulletin Board ceased quoting the Company's stock due to the Company's failure to file its annual report on a timely basis. Since that time, the Company's common stock has traded on the pink sheets (symbol "RDOC"). As a result, the market liquidity for the Company's securities is severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible, at the investor's option, into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of
(i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are at an exercise price of $1.00 per share.

The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the Agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intends to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Annual Report on Form 10-KSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in the Company's authorized common stock.

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

Item 8A. Controls and Procedures

An evaluation was performed, as of December 31, 2004, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's management has concluded that its disclosure controls and procedures were effective as of December 31, 2004, except as described in the following paragraph.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2004, the Company's independent registered public accounting firm identified weakness relating to the Company's documentation of its sales contracts with some of its customers. The Company has encountered difficulties in some instances in dealing with the cultural nuances involved in conducting business with some foreign customers. The Company will endeavor to resolve this issue by December 31, 2005. We expect that these efforts will, over time, positively address the weakness noted by our independent auditors.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to December 31, 2004.

Item 8B. Other Information

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company's executive officers and directors are listed below:

    Name                    Age    Position with the Company
    ----                    ---    -------------------------

    Ramesh C. Trivedi       65     President, Chief Executive Officer, Director
    Charles J. Novak        57     Chief Financial Officer, Treasurer, Secretary
    Leland Witherspoon      52     Vice President
    Falah Al-Kadi           54     Chairman of the Board of Directors
    Jack W. Moorman         57     Director
    Paul A.H. Pankow        74     Director

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

Falah Al-Kadi has been chairman of the board of directors since January 2000 and a director since December 1999. Mr. Al-Kadi is vice chairman of International Licensing Holding sal ("ILTAG"), a position he has held since 1994. ILTAG is a Lebanese holding company.

Jack W. Moorman has been a director of the Company since October 2002. Since February 2004 Mr. Moorman has been a consultant and advisor to various companies in the medical device, biotech instrumentation and semiconductor equipment businesses. In February 2005 he was named Senior Director of Donations and Facilities for The Enterprise Network of Silicon Valley, a nonprofit organization. From August 2002 to February 2004, Mr. Moorman was president and chief executive officer of Microbar Inc., a capital equipment manufacturer of advanced chemical management systems, and acted as interim president of Microbar Inc., from December 2001 to August 2002. From December 2000 to December 2001,

Mr. Moorman was a self-employed start-up consultant to various companies. From July 1999 to December 2000, Mr. Moorman served as President of Vivant Medical Incorporated, an early stage, venture capital funded, medical device company, which merged with MCT Medical Inc., a liver tumor ablation medical device company founded by Mr. Moorman in November 1998. From June 1999 to July 1999, Mr. Moorman provided business and consulting services to the Company. From December 1997 to July 1999, Mr. Moorman was self-employed as a business and technical consultant in parallel with MCT Medical Inc. Mr. Moorman received his BS in Ceramic Engineering from the University of Illinois and his MS in Management from Stanford Graduate School of Business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2004, except that Mr. Al-Kadi failed to timely file a report on form 3 disclosing his election to the board of directors and reports on Form 4 disclosing the acquisition of 100,000 stock options in September 2001, and 100,000 stock of options in July 2004. These events will be updated no later than April 30, 2005.

Committees of the Board Of Directors

The Company has an Audit Committee and a Compensation Committee.

The Company's Audit Committee is composed of Mr. Jack Moorman (Director) and Mr. Paul Pankow (Director). The duties of the Audit Committee are to review and evaluate the scope of the quarterly reviews, to be performed, the adequacy of services performed by, and the fees and compensation of the independent auditors. The Audit Committee also reviews the Company's audited financial statements with management and with the Company's independent auditors and recommends approval of the audited financial statements to the Board of Directors before publication in the Annual Report on Form 10-KSB; reviews and considers matters which may have a bearing upon continuing auditor independence; considers and recommends to the Board of Directors the selection of the independent auditors to examine the Company's consolidated financial statements for the next year; reviews and evaluates the scope and appropriateness of the Company's system of internal control; reviews and evaluates the appropriateness of the Company's accounting principles and practices and financial reporting matters.

The Board of Directors has determined that under the rules of the SEC and within the Nasdaq director independence standards, all members of the Audit Committee are independent. The Board of Directors has also determined that Mr. Jack Moorman meets the criteria for "audit committee financial expert" as defined by the rules promulgated by the SEC."

The Company's Compensation Committee is composed of Mr. Jack Moorman (Director) and Mr. Falah Al-Kadi, Chairman. The duties of the Compensation Committee are to recommend to the Board of Directors remuneration for the Company's officers, to determine the number and issuance of options pursuant to the Company's stock option plans and to recommend the establishment of and to monitor a compensation and incentive program for all Company executives.

Terms of Office

The directors of the Company are appointed for a one-year term to hold office until the next annual general meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. The officers of the Company are appointed by the Company's board of directors and hold office until removed by the board of directors.

Code Of Ethics

A Code of Ethics that applies to our executive officers as well as to all employees was approved and adopted by the Board of Directors on April 8, 2004 and it is attached to the Company's 10-KSB for the fiscal year ended December 31, 2003. Copies of the Code of Ethics may be obtained free of charge by written request to Integrated Surgical Systems, Inc. attention Chief Financial Officer, 1850 Research Park Drive, Suite 300, Davis California, 95616.

Item 10. Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2004, 2003 and 2002, the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2004 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                     Long-Term
                                 Annual Compensation                Compensation
                                 -------------------                ------------
                                                                     Securities
     Name and                                  Cash                  Underlying
Principal Position        Year   Salary (1)    Bonus    Other (2)      Options
------------------        ----   ----------    -----    ---------      -------

Ramesh C. Trivedi         2004    $302,226       $0      $13,862       100,000
President and Chief       2003     302,226        0       25,139       300,000
Executive Officer         2002     302,215        0       16,752         -0-

Leland Witherspoon        2004     142,600        0            0       100,000
Vice President,           2003     142,600        0            0       125,000
Engineering               2002     142,600        0            0         -0-

Charles J. Novak          2004     120,000        0            0       100,000
Chief Financial Officer   2003     120,000        0            0        80,000
                          2002      55,000        0            0        30,000

----------
(1) The 2002 salary information for Charles J. Novak represents a partial year as his start date with the Company was in July 2002.
(2) Represents expense allowances under the terms of Dr. Trivedi's employment agreement.

Compensation Owed to Officers

The following table discloses the salaries not paid, but owed to the officers of the Company due to lack of working capital.

                                        Compensation Owed to Officers
                                             As of December 31,

                                Balance       Paid         Accrued      Balance
                                 2003                                    2004
                               ---------    ---------     ---------    ---------
Ramesh C. Trivedi
         2001                  $  56,325    $    --       $    --      $  56,325
         2002                     24,494         --            --         24,494
         2003                    120,234      (27,672)        3,414       95,976
         2004                       --           --         283,241      283,241
                               ---------    ---------     ---------    ---------
  Total Trivedi                  201,053      (27,672)      286,655      460,036
                               ---------    ---------     ---------    ---------
Leland Witherspoon
         2001                       --           --            --           --
         2002                     11,417         --            --         11,417
         2003                     42,187      (42,187)         --           --
         2004                       --           --         129,528      129,528
                               ---------    ---------     ---------    ---------
  Total Witherspoon               53,604      (42,187)      129,528      140,945
                               ---------    ---------     ---------    ---------
Charles J. Novak
         2001                       --           --            --           --
         2002                       --           --            --           --
         2003                     37,639      (37,639)         --           --
         2004                       --           --         109,000      109,000
                               ---------    ---------     ---------    ---------
 Total Novak                      37,639      (37,639)      109,000      109,000
                               ---------    ---------     ---------    ---------
Total Deferred                 $ 292,296    $(107,498)    $ 525,183    $ 709,981
                               =========    =========     =========    =========


Employment Agreements

Dr. Ramesh C. Trivedi serves as President and Chief Executive Officer of the Company pursuant to an employment agreement with the Company dated December 8, 1995, as amended on March 31, 1998 and January 1, 2000, terminable at will by either party. Pursuant to such employment agreement, as amended, Dr. Trivedi is to receive a base salary of $25,186 per month and incentive compensation. Pursuant to such employment agreement, Dr. Trivedi received a 10-year option to purchase an aggregate of 100,000 shares of common stock of the Company at a purchase price of $4.75 per share, the closing price of the Company's common stock on February 19, 1998, all such shares being currently exercisable. Dr. Trivedi's employment with the Company is for no specified period and constitutes at-will employment. However, it is provided in the employment agreement that in the event that Dr. Trivedi is terminated by the Company for reasons other than for Cause (as defined in his employment agreement), he will be entitled to receive severance pay of his base salary for a period of 18 months from the date of termination.

On February 14, 2003, the Company entered into substantially similar employment agreements with Charles J. Novak and Leland Witherspoon (individually, the "Executive") to serve as Chief Financial Officer and Vice President, Engineering, respectively, of the Company. The employment agreements provide for an annual base salary of $10,000 and $11,883 per month to Mr. Novak and Mr. Witherspoon, respectively, and such incentive compensation as shall be determined from time to time by the Board of Directors of the Company. The Executives' employment with the Company is for no specified period and constitutes at-will employment. However, it is provided in each of the employment agreements that in the event that the Executive is terminated by the Company for reasons other than for Cause (as defined in his employment agreement), the Executive will be entitled to receive severance pay of his base salary for a period of three months from the date of termination; and if the Company is a party to any consolidation or merger with or into another entity, or the sale of all or substantially all of the assets of the Company to another entity, the Executive is unable to reach a reasonable agreement of employment with such entity, he will be entitled to receive severance pay of his base salary for a period of six months from the date of termination, provided, however, the Executive agrees to make reasonable efforts to assist such entity in its transition for a reasonable period of time.

Stock Options

The following table contains information concerning the grant of stock options under any of the Company stock option plans to the Named Executive Officers during the fiscal year ended December 31, 2004.

                                     Stock Option Grants in Last Fiscal Year

                                              (Individual Grants)


                                    % of Total
                       Number of     Options                                Potential Realizable Value at Assumed
                        Shares      Granted to                                   Annual Rates of Stock Price
                      Underlying    Employees   Exercise                       Appreciation for Option Term (2)
                        Options     in Fiscal   Price per                   -------------------------------------
      Name            Granted (1)      Year       Share    Expiration Date           5%                  10%
      ----            -----------      ----       -----    ---------------           --                  ---
Ramesh C. Trivedi       100,000       10.13%     $0.0625    July 22, 2008         $1,727              $3,816
Leland Witherspoon      100,000       10.13%     $0.0625    July 22, 2013          3,930               9,961
Charles J. Novak        100,000       10.13%     $0.0625    July 22, 2013          3,930               9,961

     (1) All options have an exercise price per share equal to 100% of the fair market value of the Company's common stock on the grant date. Stock options have a 10-year term, except for Dr. Trivedi which have a 5-year term, and vest periodically over a period not to exceed five years.

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

     The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options held at December 31, 2004, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2004. The value of the unexercised in-the-money options at December 31, 2004, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2004. The closing sale price of the common stock on December 31, 2004 was $0.035 per share.


        Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values

                        Shares Acquired
                         Upon Exercise           Number of Securities             Value of Unexercised
                          Of Options                  Underlying                      In-The-Money
                         During Fiscal            Unexercised Options                  Options at
                             2004                At December 31, 2004               December 31, 2004
                             ----                --------------------               -----------------
                                  Value
Name                 Number     Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                 ------     --------     -----------    -------------     -----------    -------------

Ramesh C. Trivedi        0          -         1,147,417             -           $10,500            -
Leland Witherspoon       0          -           300,000             -             4,375            -
Charles J. Novak         0          -           198,125        11,875             2,800            -


Director Compensation

The Company currently does not have in effect a policy regarding compensation for serving on the Company's board of directors. However, the Company does reimburse its directors for their reasonable expenses incurred in attending meetings of the Company's board and its non-employee directors are periodically granted options to purchase shares of the Company's common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of April 15, 2005 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and officers as a group.

                                                                Percentage of
                                        Amount and Nature       Common Stock
                                          of Beneficial         Beneficially
Name                                      Ownership (1)           Owned (2)
----                                      -------------           ---------
Ramesh C. Trivedi (3)                     1,161,417   (4)           2.51%
Leland Witherspoon (3)                      311,484   (5)               *
Charles J. Novak (3)                        198,125   (6)               *
Falah Al-Kadi (7)                         1,647,136   (8)           3.65%
Jack W. Moorman (9)                         160,938  (10)               *
Paul A.H. Pankow (3)                        160,938  (11)               *
All directors and officers as a group     3,640,038                 7.74%
  (6 persons)
-----------------------------------------------------------------------------

*    Less than one percent.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(2) Based on 45,084,089 shares of common stock outstanding as of April 11, 2005.
(3) Address is c/o Integrated Surgical Systems, Inc., 1850 Research Park Drive, Suite 300, Davis, California 95616.
(4) Includes 1,147,417 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within the next 60 days - 316,907 shares at an exercise price of $0.07 per share, 120,000 shares at an exercise price of $3.00 per share, 304,300 shares at an exercise price of $1.81 per share, 6,210 shares at an exercise price of $0.10 per share, 300,000 shares at an exercise price of $0.025 per share and 100,000 shares at an exercise price of $0.0625 per share.

(5) Includes 300,000 shares that Mr. Witherspoon may acquire upon exercise of stock options exercisable within the next 60 days - 45,000 shares at an exercise price of $3.00 per share, 30,000 shares at an exercise price of $1.81 per share, 125,000 shares at an exercise price of $0.025 per share and 100,000 shares at an exercise price of $0.0625 per share.
(6) Includes 198,125 shares that Mr. Novak may acquire upon exercise of stock options exercisable within the next 60 days - 20,000 shares at an exercise price of $0.055 per share, 80,000 shares at an exercise price of $0.025 per share and 100,000 shares at an exercise price of $0.0625 per share. Does not include options to purchase 10,000 shares at an exercise price of $0.055 per share, none of which are currently exercisable.
(7) Address is c/o Dogmoch Group of Companies, Adnan Al Hakim St., Assaf Bldg., P.O. Box 135660, Beirut, Lebanon.
(8) Includes 1,461,198 shares of the Company's common stock, all of which are owned by ILTAG, an affiliate of Dogmoch, of which Mr. Al-Kadi is Vice-Chairman, and 190,625 shares that Mr. Al-Kadi may acquire upon exercise of stock options exercisable within the next 60 days - 90,625 shares at an exercise price of $0.06 per share and 100,000 shares at an exercise price of $0.0625. Does not include options to purchase 9,375 shares at an exercise price of $0.060 per share, none of which are currently exercisable.
(9)  Address is c/o Microbar Inc. 136 Pinta court, Los Gatos, CA 95030.
(10) Includes 165,625 shares that Mr. Moorman may acquire upon exercise of stock options exercisable within 60 days - 65,625 shares at an exercise price of $0.035 per share and 100,000 shares at an exercise price of $0.0625 per share. Does not include options to purchase 34,375 shares at an exercise price of $0.035 per share, none of which are currently exercisable.
(11) Includes 160,938 shares that Mr. Pankow may acquire upon exercise of stock options exercisable within the next 60 days - 65,625 shares at an exercise price of $0.035 per share and 100,000 shares at an exercise price of $0.0625 per share. Does not include options to purchase 34,375 shares at an exercise price of $0.035 per share, none of which are currently exercisable.


Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in the "Equity Compensation Plans" section of Item 5 of this Annual Report on Form 10-KSB certain information with respect to securities authorized for issuance under The Company's equity plans.

Item 12. Certain Relationships and Related Transactions

At December 31, 2004, the Company had an aggregate amount due to executive officers of approximately $1,013,000. These amounts due are in the form of deferred salaries and unreimbursed travel expenses. Of such amounts, $460,000 and $276,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, president and chief executive officer of the Company; $141,000 and $27,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, vice president of engineering of the Company; and $109,000 is included in accrued payroll and related expense and is due to Charles J. Novak, chief financial officer of the Company. At December 31, 2004, the Company had accrued payroll and accrued payroll taxes of $479,000 for all other employees.

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

10.25 Private Equity Line of Credit Agreement dated September 15, 2000 with Triton West Group, Inc. (14)
10.26 Escrow Agreement dated September 15, 2000 for the Equity Line of Credit Agreement (included as Exhibit A to Exhibit 10.26). (14)
10.27 Letter Agreement dated October 6, 2000 amending the Private Equity Line of Credit Agreement dated September 15, 2000. (14)
10.28 Addendum One dated March 31, 1998 to Employment Agreement between Registrant and Ramesh Trivedi dated December 8, 1995. (14)
10.29 Employment Agreement dated February 14, 2003, between Integrated Surgical Systems, Inc. and Charles J. Novak. (14)
10.30 Employment Agreement dated February 14, 2003, between Integrated Surgical Systems, Inc. and Leland Witherspoon. (14)
14.1      Code of ethics (15)
21.1        List of Subsidiaries
23.0 Consent of Macias Gini and Company LLP, Independent Registered Public Accounting Firm *
23.1      Consent of Ernst & Young LLP, Independent Registered Public Accounting
          Firm *
31.1      Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh
          Trivedi *
31.2      Certification Pursuant to Exchange Act Rule 13a-14(a) of Charles
          Novak*
32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Ramesh Trivedi*
32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Charles Novak*

--------------------------------------------------------------------------------
* Filed Herewith

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-83067), declared effective on October 14, 1999.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-30422), declared effective on February 22, 2000.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
(6) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-31481), declared effective on November 14, 1997.
(7) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-66133), declared effective on January 14, 1999.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1999.
(10) Incorporated by reference to the Registrant's proxy statement dated October 5, 1999.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45706), declared effective on September 28, 2000.
(13) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(15) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Audit Fees

All audit related fees are approved by the Audit Committee. The Audit Committee has considered whether the provisions of such services, including non-audit services, by the Company's Independent Registered Public Accounting Firm is compatible with maintaining their independence and has concluded that it is.

The following table sets forth the Company's aggregate fees billed by its Independent Registered Public Accounting Firm for each of the last two fiscal years for the categories of services indicated.

     Category                              2004                2003
     ---------------                       ----                ----
     Audit fees (1)                     $ 120,000           $  75,000
     Audit Related Fees                      -0-                 -0-
     Tax fees (2)                          20,000              20,000
     All Other Fees                          -0-                 -0-
                                        ---------           ---------
       Total                            $ 140,000           $  95,000
                                        =========           =========

     (1) Consists of the Company estimates of the aggregate fees billed by its Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company's annual financial statements on Form10-KSB and the review of the Company's quarterly financial statements on Form 10-QSB and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

     (2) Consists of professional services rendered for tax compliance, tax advice, and tax planning.

                   Index to Consolidated Financial Statements




                                                                        PAGE
                                                                        ----


Report of Independent Registered Public Accounting Firm
  (Macias Gini & Company LLP), for
   the year ended December 31, 2004                                      33
Consolidated Balance Sheet at December 31, 2004                          34
Consolidated Statements of Operations for the years
   ended December 31, 2004 and 2003                                      35
Consolidated Statements of Convertible Preferred Stock
   and Stockholders' Deficit for the
   years ended December 31, 2004 and 2003                                36
Consolidated Statements of Cash Flows for the years
   ended December 31, 2004 and 2003                                      37
Notes to Consolidated Financial Statements                               38

                      REPORT OF MACIAS GINI & COMPANY LLP,
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Surgical Systems, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Integrated Surgical Systems, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficit of $5,749,062 and an accumulated deficit of $68,287,471 as of December 31, 2004. In addition, as more fully described in
Note 11, the Company is a defendant in a product liability lawsuit. The amount of damages, if any, related to the lawsuit is indeterminable. The Company may not be covered by insurance for legal fees, and damages, if any, related to this lawsuit. The Company does not have the funds, which may be necessary to defend itself against the plaintiffs claim, or satisfy any judgment against it. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ MACIAS GINI & COMPANY LLP

Sacramento, California
April 15, 2005

                        Integrated Surgical Systems, Inc.

                           Consolidated Balance Sheet
                                December 31, 2004


Assets
Current assets:
     Cash                                                          $  1,324,403
     Accounts receivable less allowance
      for doubtful accounts of $0                                        58,569
     Inventory                                                          646,210
     Other current assets                                                31,903
                                                                   ------------
Total current assets                                                  2,061,085

Property and equipment, net                                               5,414
                                                                   ------------
                                                                   $  2,066,499
                                                                   ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  2,173,941
     Accrued payroll and related expense                              1,306,729
     Accrued liabilities                                                260,151
     Unearned income                                                  3,917,827
     Other current liabilities                                          151,499
                                                                   ------------
Total current liabilities                                             7,810,147

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496

Stockholders' deficit:
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         45,084,089 shares issued and outstanding                       450,841
     Additional paid-in capital                                      61,924,486
     Accumulated deficit                                            (68,287,471)
                                                                   ------------
Total stockholders' deficit                                          (5,912,144)
                                                                   ------------
                                                                   $  2,066,499
                                                                   ============


See accompanying notes to the consolidated financial statements.

                        Integrated Surgical Systems, Inc.

                      Consolidated Statements of Operations


                                                      Years ended December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net revenue                                        $  2,359,839    $  5,831,482
Cost of revenue                                         893,682       3,990,140
                                                   ------------    ------------
                                                      1,466,157       1,841,342
Operating expenses:
     Selling, general and administrative              1,139,569       2,439,172
     Research and development                           994,030       1,664,160
     Loss on disposal of subsidiary                        --         1,516,519
                                                   ------------    ------------
                                                      2,133,599       5,619,851
                                                   ------------    ------------
Operating loss                                         (667,442)     (3,778,509)

Other income (expense):
     Foreign currency exchange gain                        --           143,321
     Loan forgiveness                                      --           109,000
     Other, net                                         111,180         275,969
                                                   ------------    ------------
                                                        111,180         528,290
                                                   ------------    ------------

Net loss available to common stockholders          $   (556,262)   $ (3,250,219)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.01)   $      (0.08)
                                                   ============    ============
Shares used in computing basic and
 diluted net loss per share
                                                     44,961,384      43,015,760
                                                   ============    ============


See accompanying notes to the consolidated financial statements.



                                                      Integrated Surgical Systems, Inc.

                               Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit


                                                       Convertible Preferred Stock                   Stockholders' Deficit
                                            ---------------------------------------------------     ------------------------
                                                                        Additional                        Common Stock
                                                                         Paid-in                    ------------------------
                                              Shares      Amount         Capital        Total         Shares         Amount
                                            ---------------------------------------------------     ------------------------

Balance at December 31, 2002                    250     $        2    $  250,494     $  250,496     41,978,469    $  419,785
   Conversions of preferred stock               (82)          --         (82,000)       (82,000)     2,888,889        28,889
   Comprehensive loss:
    Net loss
    Foreign currency translation               --             --            --             --             --            --
     adjustments                               --             --            --             --             --            --
    Foreign currency translation
     adjustment related to                     --             --            --             --             --            --
     disposal of subsidiary
   Comprehensive loss                          --             --            --             --             --            --
                                            --------------------------------------------------------------------------------
Balance at December 31, 2003                    168     $        2    $  168,494     $  168,496     44,867,358    $  448,674
   Stock compensation, non-employees           --             --            --             --          130,000         1,300
   Employee stock options exercised            --             --            --             --           86,731           867
   Comprehensive loss:
    Net loss                                   --             --            --             --             --            --

   Comprehensive loss                          --             --            --             --             --            --

Balance at December 31, 2004                    168     $        2    $  168,494     $  168,496     45,084,089    $  450,841
                                            ================================================================================




                                              Integrated Surgical Systems, Inc.

                Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit (Continued)

                                                                            Stockholders' Deficit
                                                   ------------------------------------------------------------------------
                                                                      Accumulated
                                                    Additional            Other                                    Total
                                                      Paid-in         Comprehensive        Accumulated         Stockholders'
                                                      Capital             Loss               Deficit             Deficit
                                                   ------------------------------------------------------------------------

Balance at December 31, 2002                       $ 61,849,581       $ (1,217,907)       $(64,480,990)       $ (3,429,531)
   Conversions of preferred stock                        53,111               --                  --                82,000
   Comprehensive loss:
    Net loss                                               --                 --            (3,250,219)         (3,250,219)
    Foreign currency translation
     adjustments                                           --              (66,862)               --               (66,862)
    Foreign currency translation
     adjustment related to
     disposal of subsidiary                                --            1,284,769                --             1,284,769
                                                                                                              ------------
   Comprehensive loss                                      --                 --                  --            (2,032,312)
                                                   -----------------------------------------------------------------------
Balance at December 31, 2003                       $ 61,902,692       $       --          $(67,731,209)       $ (5,379,843)
   Stock compensation, non-employees                     19,900               --                  --                21,200
   Employee stock options exercised                       1,894               --                  --                 2,761
   Comprehensive loss:
    Net loss                                               --                 --              (556,262)           (556,262)
                                                                                                              ------------
   Comprehensive loss                                      --                 --                  --              (556,262)
                                                   ------------------------------------------------------------------------
Balance at December 31, 2004                       $ 61,924,486       $       --          $(68,287,471)       $ (5,912,144)
                                                   =========================================================================


See accompanying notes to the consolidated financial statements.




                                    Integrated Surgical Systems, Inc.

                                  Consolidated Statements of Cash Flows


                                                                          Years ended December 31,
                                                                     ---------------------------------
                                                                        2004                   2003
                                                                     -----------            ----------
Cash flows from operating activities:
Net loss                                                             $  (556,262)           $(3,250,219)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Loss on disposal of subsidiary                                          --                1,446,597
    Loss on write-down of fixed assets                                     2,296                   --
    Depreciation                                                          21,086                236,992
    Forgiveness of note payable                                             --                 (109,262)
    Stock compensation, non-employees                                     21,200                   --
    Changes in operating assets and liabilities:
       Accounts receivable                                                52,187              1,115,890
       Inventory                                                        (159,254)               663,301
       Other current assets                                               81,006                 46,310
       Accounts payable                                                  211,092                 72,244
       Accrued payroll and related expenses                              425,282                585,779
       Accrued liabilities                                               (94,764)                70,376
       Unearned income                                                 1,073,654               (434,892)
       Other current liabilities                                           1,499               (257,468)
                                                                     -----------            -----------
Net cash provided by operating activities                              1,079,022                185,648

Cash flows from investing activities:
Purchases of property and equipment                                         --                  (20,174)
Disposal of property and equipment                                          --                    9,343
Proceeds from sale of property and equipment                               6,200                   --
                                                                     -----------            -----------
Net cash provided by (used in) investing activities                        6,200                (10,831)

Cash flows from financing activities:
Proceeds from Financing Agreement                                        150,000                   --
Proceeds from exercise of stock options                                    2,761                   --
Proceeds from officers advances                                          210,846                 70,099
Payments on officers advances                                           (267,335)               (66,286)
                                                                     -----------            -----------
Net cash provided by financing activities                                 96,272                  3,813

Effect of exchange rate changes on cash                                     --                 (117,790)
                                                                     -----------            -----------
Net increase in cash                                                   1,181,494                 60,840
Cash at beginning of year                                                142,909                 82,069
                                                                     -----------            -----------
Cash at end of year                                                  $ 1,324,403            $   142,909
                                                                     ===========            ===========


Supplemental disclosure of non-cash
activity:
    Supplemental disclosure of non-cash financing activities:
       Conversion of preferred stock                                 $      --              $    82,000


See accompanying notes to the consolidated financial statements.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Note 1. Description of Business and Basis of Presentation

Integrated Surgical Systems, Inc. ("the Company") designs, manufactures, sells and services image-directed, pre-surgical planning computer-controlled robotic software and hardware products for use in orthopaedic and neurosurgical procedures. The Company was incorporated in Delaware in 1990.

In 1997, the Company acquired 100% interest in a French company, Innovative Machines International, S.A., involved in the manufacturing and servicing of neurosurgical products and changed the name to Integrated Surgical Systems, S.A. ("ISS-SA"). Under French law, a company whose net assets are less than 50% of its capital stock may come under the supervision and control of a regional administrative tribunal. On September 30, 2003, the Tribunal de Commerce (the "Tribunal") in Lyon, France appointed an administrator to manage the Company's operations and the administrator exercised control over all aspects of ISS-SA's operations including employee retention, purchasing, sales and inventory management. Effective with the administrator's appointment, the Company no longer had access to the assets, personnel or records of ISS-SA. As a result, in the fourth quarter of 2003, the Company recorded a loss of $1,516,519 in connection with the liquidation of its investment in ISS-SA and closure of the Company's European operation. The results of operations of ISS-SA are only included for the nine-months ended September 30, 2003, reflecting the Company's liquidation of its operations concurrent with the assumption of the Tribunal.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Integrated Surgical Systems, BV ("ISS-BV") for the years ended December 31, 2004 and 2003. All significant intercompany balances and transactions have been eliminated.

Note 2. Results of Operations and Management's Plans

The Company had net losses of $556,262 and $3,250,219 for the years ended December 31, 2004 and 2003, respectively. In addition, the Company had a working capital deficit of $5,749,062 and an accumulated deficit of $68,287,471 at December 31, 2004. In addition, as more fully described in Note 11, the Company is a defendant in a product liability lawsuit. The report of Independent Registered Public Accounting Firm on the Company's December 31, 2004 and December 31, 2003 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company believes that it has a plan to address these issues and enable the Company to continue operating through December 31, 2005. This plan includes effecting the issuance of additional convertible debentures and warrants as described in Note 5, seeking additional sources of equity or debt financing, generating cash flows through product, system upgrade and technology sales and continued limitation of discretionary expenditures. Although the Company believes that the plan will be realized, there is no assurance that these events will occur, or that the plan will generate the necessary funds to allow the Company to defend itself against, or satisfy any judgment resulting from the product liability lawsuit (see Note 11). In the event that the Company is unsuccessful, it is possible that it will cease operations or seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

Note 3. Significant Accounting Policies

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


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

Effective with its adoption of Emerging Issues Task Force ("EITF") 00-21, "Multiple Deliverable Revenue Arrangements," when elements such as products and services or other elements are combined in a single arrangement, or in related arrangements with same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system. These contracts are accounted for under the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," using the completed contract and percentage of completion method of accounting. Product development revenue for contracts recorded using the completed contract method is recognized when development is complete under the terms of the contract, and the customer has accepted the product. The direct cost, primarily labor, of product development contracts is deferred until the development revenue is recognized. Losses on contracts are accrued in the period that such losses are determined under the percentage of completion method. Under the percentage of completion method, revenue is recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at completion. Revenues are adjusted prospectively for revisions in estimated total contract costs when identified. Losses, if any, are recognized in full when identified.

The Company has not leased any equipment to customers since liquidating its ISS-SA European operation in the fourth quarter of 2003. Prior to the fourth quarter of 2003, the Company, through its ISS-SA subsidiary, recognized revenue from leasing activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Accordingly, leases that, transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases. Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the future minimum lease payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values. The cost of equipment subject to operating leases is recorded as leased equipment and is depreciated on a

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


straight-line basis over the estimated service life of the equipment. Operating lease revenue is recognized as earned over the term of the underlying lease. All such leasing activity was performed by, and recorded on the books of, ISS-SA. As a result, at December 31, 2003, the Company held no such leases. During the year ended December 31, 2004 and the year ended December 31, 2003, the Company recorded $0 and $238,000, respectively, in revenues from cancelable operating leases.

Foreign Currency Translation

The financial position and results of ISS-SA and ISS-BV are measured in Euros. Balance sheet accounts are translated into dollars at the year-end exchange rate and statement of operations amounts are translated at the average exchange rate for the period. The resulting translation adjustments are recorded in the other comprehensive income section of stockholders' deficit. The Company's foreign currency transactions are usually recorded and settled in the same foreign currency, without foreign exchange transaction gains or losses. Foreign exchange transaction gains or losses are, however, recognized when translating inter-company receivables and payables. Primarily due to the liquidation of ISS-SA and the closure of its European operations, the Company reversed its existing accumulated foreign exchange translation adjustment balance of $1,284,769 in December 2003.

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

Certain Risks and Uncertainties

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments consist primarily of cash and accounts receivable. The Company's cash is invested in cash deposits, substantially all with one financial institution. The Company sells its products to companies in the healthcare industry, most of which are located in foreign countries. The Company requires a down payment when an order is received, with a progress payment upon shipment, and final payment upon completion of training and installation or customer acceptance. The Company believes that adequate provisions for uncollectable accounts receivable has been made in the accompanying consolidated financial statements.

A significant portion of the Company's sales are to a limited number of customers located in foreign countries. Three major foreign customers of the Company accounted for 45%, 24% and 22% of the Company's revenue during the year ended December 31, 2004, and three major foreign customers accounted for 22%, 14% and 13% for the year ended December 31, 2003. At December 31, 2004, two foreign customers accounted for 98% of accounts receivable, and at December 31, 2003, two customers accounted for 100% of accounts receivable.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Foreign revenue, substantially all from Western European countries, Japan, India and Korea was approximately $2,360,000 and $5,225,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

One of the key components of the ROBDOC system, a customized Robotic arm, has been manufactured by a Japanese manufacturer, Sankyo Seiki, per ISS specifications. The specifications, for this component, are the proprietary property of the Company and can not be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2005 and, the Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

Inventory

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of materials and supplies used in the manufacture and service support of the Company's products, and deferred costs associated with certain of the Company's development contracts.

Inventory consisted of the following at December 31, 2004:

         Raw materials                                        $125,790
         Work-in-process                                       219,669
         Finished goods                                         94,181
         Deferred product development contract costs           206,570
                                                              --------
                                                              $646,210
                                                              ========

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Warranty

The Company offers a one-year warranty for parts and labor on all ROBODOC systems commencing upon the completion of training and installation, except when the sales contract requires formal customer acceptance. In most cases, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Service contracts can be renewed at the customers' option, annually thereafter. Where the Company's products are not covered by separate service agreements, the Company provides for the estimated cost of product warranties at the time revenue is recognized, based on historical results. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company has no recorded warranty liability for the periods ending December 31, 2004 and December 31, 2003, as all systems within the one-year warranty periods were covered by service contracts.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for the employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.4% and 3.0%; dividend yield of 0%; volatility factors of the expected market price of the common stock of 101% and 107%; and an expected life of the option of 4 years.

The weighted average grant date fair value of these options was $0.08 in 2004 and $0.03 in 2003. No options with option prices less than the fair market value of the Company's stock on the date of grant were granted to employees in 2004 or 2003. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


                                                       Year Ended December 31,
                                                         2004          2003
                                                     -----------    ----------
Net loss, as reported                                $  (556,262)   $(3,250,219)
Less: stock-based employee compensation
  cost included in net loss, as reported                    --             --
Stock-based employee compensation
  expense, determined under fair
  value method for all awards                            (11,104)      (112,444)
                                                     -----------    -----------
Pro forma net loss                                   $  (567,366)   $(3,362,663)
                                                     ===========    ===========

Loss per share:
    Basic and diluted net loss per share             $     (0.01)   $     (0.08)
                                                     ===========    ===========
    Pro forma basic and diluted net loss per share   $     (0.01)   $     (0.08)
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

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and, as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003.

The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements" (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services, or both, are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

Note 4. Property and Equipment

Property and equipment consists of the following at December 31, 2004:

    Computer hardware and purchased software               $  206,166
    Machinery and equipment                                   242,210
    ROBODOC and NeuroMate System equipment                    687,082
    Furniture and fixtures                                     85,997
    Leasehold improvements                                     10,383
                                                           ----------
                                                            1,231,838
    Less accumulated depreciation                           1,226,424
                                                           ----------
                                                           $    5,414
                                                           ==========

Note 5. Financing Agreement

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

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance, and is convertible into, at the investor's option, into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are at an exercise price of $1.00 per share.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


The investor has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the Agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intends to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation will be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission. This Annual Report on Form 10-KSB should not be considered, in any manner, a solicitation for voting in favor of such an increase in the Company's authorized common stock.

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

Note 6. Note Payable

The Company received a $143,403 interest-free loan in 1997 from ANVAR, a French agency established to aid research and development projects. The loan provided funding for the first phase of the development of NeuroMate applications for spinal surgery. Under the terms of the loan, 50% of the revenues generated from the sale or licensing of the related technology, prototype, or articles manufactured specifically for the research project, were to be paid to ANVAR in the subsequent year, up to the balance of the loan amount outstanding. No such revenues were recorded during the years ending December 31, 2004 and 2003.

The loan also provided for the forgiveness of the loan under certain conditions, including a review by ANVAR. In August 2003, ANVAR completed a review of the loan balance and determined that the remaining balance of approximately $109,000 was forgiven. The Company has recorded the forgiveness of the loan in other income, net in August 2003.

Note 7. Stockholders' Deficit

Common Stock

At December 31, 2004 the Company has reserved a total of 6,017,714 shares of common stock for future issuance pursuant to Series G Convertible Preferred Stock, warrants and options outstanding.

The Company established an Employee Stock Purchase Plan ("ESPP") in 1998. The ESPP plan provides all eligible employees an opportunity to acquire an ownership interest in Integrated Surgical Systems, Inc. on a payroll deduction or other compensation basis at a 15% discount. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The plan covers an aggregate of 300,000 shares of the Company's common stock. At December 31, 2004, no offerings have been made to employees under the ESPP plan.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Warrants

The following table summarizes information about common stock warrants outstanding at December 31, 2004 and 2003:

                                                                                                                Outstanding at
                                             Issue        Expiration                         Exercise            December 31,
                Warrants issued               Year           Date             Issued          Range           2004           2003
                ---------------               ----           ----             ------          -----           ----           ----
Pursuant to stock purchase agreement (2)      1997    December 2006          2,274,066           $0.01      2,206,479     2,206,479
With Series F preferred stock (1)             2000    February 2004            125,000            2.38              -       125,000
With Series G preferred stock (1)             2000       May 2004               63,000            1.88              -        63,000
With Series H preferred stock (1)             2000     August 2004             650,000       0.50-1.02              -       650,000
In connection with equity financing (3)       2000    September 2004            35,000            0.86              -        35,000
In connection with services (4)               2002       May 2007              100,000            0.06        100,000       100,000
In connection with services (5)               2004      July 2014              300,000           .0625        300,000             -
                                                                             ---------                      ------------------------
                                                                             3,547,066                      2,606,479     3,179,479
                                                                             =========                      ========================

Unless otherwise stated below, the warrants are exercisable when granted and expire between 2004 and 2014.

---------

(1)  Warrants are exercisable when vested, generally within one year of issue.

(2) Number of common shares and exercise price are subject to dilution adjustment.

(3) Aggregate estimated fair value of $20,650, based on Black-Scholes option valuation model.

(4) Aggregate estimated fair value of $5,000, based on Black-Scholes option valuation model.

(5) Aggregate estimated fair value of $18,000, based on Black-Scholes option valuation model

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

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


Since September 1998, the Company has received aggregate net proceeds of $14,084,995 from the sale of eight series of convertible preferred stock. Information concerning these convertible preferred stock financing is set forth below:

                                           Shares                Net
     Series      Date of Sale               Sold              Proceeds
     --------------------------------------------------------------------

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

The value assigned to the Beneficial Conversion feature of each class of preferred stock was based upon the difference between the maximum conversion price and the quoted market price of the common stock on the date the convertible preferred stock was sold (the "Discount"). The Discount was accreted using the straight-line method over the conversion period. No series of convertible preferred stock entitles holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

During the year ended December 31, 2003, 82 shares of Series G convertible preferred stock were converted into 2,888,889 shares of common stock. At December 31, 2004 and 2003, 168 shares of Series G convertible preferred stock were outstanding. At December 31, 2004, the series G shares would have converted into a minimum of 103,371 shares of common stock based upon its maximum conversion price of $1.63. No other series of preferred stock were outstanding. The number of shares of common stock issued upon conversion and the average actual conversion price for each series of convertible preferred stock converted into shares of common stock through December 31, 2004 was as follows:

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


            Series             Common Shares                        Price
           ---------------------------------------------------------------

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


Stock Option and Long-Term Performance Plans

The Company has established four specific stock option plans in which officers, employees, directors and consultants may participate. Options granted under the plans may be incentive stock options or non-incentive stock options and generally have a term of ten years from the date of grant. The exercise price of incentive stock options granted under the plans may not be less than 100% of the fair market value of the common stock on the date of the grant. The exercise price of non-statutory stock options granted under the plans may not be less than 85% of the fair market value of the common stock on the date of the grant. For a person who, at the time of the grant, owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options or the non-statutory stock options granted under the plans may not be less than 110% of the fair market value of the common stock on the date of the grant.

Each plan is administered by the Company's board of directors, as the board of directors may be composed from time to time. Certain officers and directors may be deemed to be "affiliates" as that term is defined under the Securities Act. The common stock acquired under the Plans by an affiliate may be re-offered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act.

The 1995 Stock Option Plan: The 1995 Plan was approved by the Company's board of directors on December 22, 1995. The purpose of the 1995 Plan is to attract, motivate and retain selected employees and other individuals providing services to us. The options in this plan were not intended to qualify as incentive stock options. The options vest over a four-year period and must be exercised within three months of termination.

The 1998 Stock Option Plan: The 1998 Plan was approved by the Company's board of directors on May 13, 1998. The purpose of the 1998 Plan is to attract, motivate and retain selected employees and other individuals providing services to the Company. The options in this plan were not intended to qualify as incentive stock options. The options vest over a four-year period and must be exercised within three months of termination.

The 2000 Stock Award Plan: The 2000 Plan was approved by the Company's board of directors on December 12, 2000. The purpose of the 2000 Plan is to attract, motivate and retain selected employees and other individuals providing services to the Company. The 2000 Plan is a long-term performance plan and the options are intended to qualify as incentive stock options. The options vest over a four-year period and must be exercised within 30 days of termination.

The 2004 Long-Term Performance and Incentive Plan: The 2004 Plan was approved by the Company's board of directors on July 22, 2004. The purpose of the 2004 Plan is to attract, motivate and retain selected employees of, and other individuals

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


providing services to the Company. The 2004 plan is a long-term performance and incentive plan. The options in this plan were not intended to qualify as incentive stock options. The options vest over a four-year period and must be exercised within three month of termination. This plan has not yet been approved by the stockholders and will be presented for approval at a future date.

The following table summarizes activity under the plans for the years ended December 31, 2004 and 2003:

                                                                                          Weighted
                                                                                          Average
                                                                           Number         Exercise
                                                                          of Shares        Price
                                                                          -----------------------
Outstanding at December 31, 2002 (at $.03 to $8.50 per share)             1,608,971         $1.28
     Granted (at $0.03 to $0.06 per share)                                1,130,100          0.03
     Cancelled (at $0.03 to $3.94 per share)                               (260,429)         0.67
     Exercised                                                                   -             -
                                                                          ----------
Outstanding at December 31, 2003 (at $.03 to $8.50 per share)             2,478,642         $0.77
     Granted (at $0.06 to $0.08 per share)                                   27,500          0.08
     Cancelled (at $0.03 to $5.69 per share)                               (216,219)         0.47
     Exercised (at $0.03 to $0.06 per share)                                (86,731)         0.05
                                                                          ----------
Outstanding at December 31, 2004 (at $.03 to $8.50 per share)             2,023,192         $0.82
                                                                          ==========

The weighted average exercise price of options granted in 2004 and 2003 with option prices equal to the fair market value of the stock on the grant date was $0.08 and $0.06, respectively. At December 31, 2004 there were 438,951 shares of common stock reserved for future grants under the Stock Option Plan.

The following table summarizes information related to options outstanding and options exercisable at December 31, 2004:

                                                                 Weighted
                                                                  Average                            Weighted
                                            Weighted             Remaining                            Average
     Exercise            Options            Average             Contractual         Options          Exercise
      Price            Outstanding       Exercise Price        Life (in Years)     Exercisable         Price
  ----------------------------------------------------------------------------------------------------------

  $0.00 -$ .49            858,000            $0.03                   8.1              776,855          $0.03
    0.50 - 0.99           668,652             0.08                   3.9              585,805           0.08
    1.00 - 1.99           384,263             1.78                   5.1              384,263           1.78
    2.00 - 3.99           233,000             3.08                   3.8              233,000           3.08
    4.00 - 8.50            59,277             5.97                   2.1               59,277           5.97
                       ----------                                                  ----------
                        2,203,192            $0.82                   5.7            2,039,200          $0.89
                       ==========                                                  ==========


                                       49

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements

Note 8. Income Taxes

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of December 31, 2004 and 2003 are as follows:

                                                       2004              2003
                                                    ----------------------------
Deferred tax assets:
    Net operating loss carryover                    $19,249,000      $19,882,000
    Research and development credit                   2,301,000        2,212,000
    Research and development                            228,000          305,000
    Accrued product retrofit costs                         --               --
    Inventory                                           268,000          303,000
    Depreciation                                         77,000          154,000
    Stock compensation                                  289,000          289,000
    Loss on investment                                  126,000          126,000
    Deferred income                                   1,565,000        1,130,000
    Other                                               199,000          227,000
                                                    ----------------------------
                                                     24,302,000       24,628,000
Less valuation allowance                             24,302,000       24,628,000
                                                    ----------------------------
Net deferred taxes                                  $      --        $      --
                                                    ============================

The Company expects the carryforward amounts will not be used prior to the expiration of the carryforward periods. The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate as of December 31, 2004 and 2003 are as follows:

                                                          2004         2003
                                                     --------------------------

Federal benefit expected at statutory rates          $  (189,129)   $(1,136,670)
Domestic net operating loss with no current benefit      187,539      5,019,945
Net effect of foreign operations                            --          (70,744)
Other taxes                                                1,590     (3,814,892)
Other non-deductible items                                  --            2,361
                                                     --------------------------
                                                     $      --      $     --
                                                     ==========================

As a result of stock sales through December 31, 1995, a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) has occurred. As a result of this change, the federal and state net operating loss carryforwards from these years will be subject to a total annual limitation in the amount of approximately $400,000.

The Company had at December 31, 2004 a net operating loss carryover of approximately $42,055,000 for federal income tax purposes which expires between 2005 and 2023, a net operating loss carryforward of approximately $11,204,000 for state income tax purposes which expires between 2005 and 2013, and a net capital loss carryover for federal income tax purposes of $12,640,000 which will expire in 2008.

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


The Company had at December 31, 2004 research and development credit carryovers of approximately $1,446,000 and $1,295,000 for federal and state income tax purposes, respectively. The Company paid $800 for income and franchise taxes during each of the two years ended December 31, 2004 and 2003. The valuation allowance decreased by $326,000 in 2004 and increased by $5,855,000 in 2003.

Note 9. Net Loss Per Share Information

At December 31, 2004, outstanding options to purchase 2,203,192 shares of common stock (with exercise prices ranging from $0.025 to $8.50), 2,606,479 outstanding warrants to purchase 2,606,479 shares of common stock (with exercise prices from $0.01 to $0.0625), and 6,017,714 shares of common stock issuable upon conversion of Series G Preferred Stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. The exercise price and the ultimate number of shares of common stock issuable upon conversion of the warrants are subject to adjustments based upon the occurrence of certain future events.

Note 10. Commitments

The Company's executive offices and production facility are located in Davis, California. The Company occupies the facility in Davis under a lease that expires in June 2005, which is currently being renegotiated. During the third quarter of 2004, the Company renegotiated this lease to reduce the square footage from approximately 30,500 square feet to approximately 16,000 square feet, with a corresponding per month reduction in monthly rent expense from approximately $32,500 per month to approximately $18,000 per month. Prior to the renegotiations of the lease, the Company paid utilities and maintenance fees directly to the providers of these services. These utility and maintenance fees are now paid to the providers directly by the lessor and billed back to the Company, along with property taxes, on a pro-rated percentage based on the Company's percentage of occupancy.

Future payments under the non-cancelable facility operating lease is approximately $90,000 for the year ending December 31, 2005. Aggregate rental expense under this lease and the Company's lease for ISS-SA's facility in France amounted to approximately $321,000 and $438,000 during the years ended December 31, 2004 and 2003, respectively. Effective October 1, 2003, the lease in France was terminated by the Tribunal and no further expenses were recorded.

Note 11. Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all. Due to the inherent uncertainties of litigation, the Company would not be able to accurately predict their ultimate outcome.

On December 17, 2004, the Company was served with a summons and complaint commenced in Yolo County (California) Superior Court, styled Bischoff, et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiffs, in the litigation,

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements


all from Germany, allege that the Company's ROBODOC System is defective and dangerous, both in its manufacture and design and, as a result of such defect and dangerous condition, the plaintiff, all of whom were subject to medical treatment utilized the ROBODOC System, sustained injury. The plaintiffs are seeking class status for this matter.

The Company believes the plaintiff's allegations are without merit. The Company intends to conduct a vigorous defense against the allegations contained in the complaint. However, the Company did not have any product liability insurance from June 2004 through March 3, 2005, due to its financial inability to pay the requisite insured premiums. Effective March 4, 2005 the Company secured a new product liability insurance policy in the amount of $2 million per occurrence and $2 million in aggregate.

This case is at its incipient stages. The Company has retained competent counsel to represent it in this matter. The amount of damages, if any, are indeterminable at this juncture.

Defending against a product liability action can be expensive and time consuming to management personnel. The Company currently does not have the funds, which may be necessary to defend against the plaintiffs' allegations. The failure to properly defend the Company against the allegations could result in a material judgement against the Company, which could adversely affect our financial condition, results of operations and cash flow. The Company may also currently not have the funds necessary to satisfy any judgement rendered against it. The Company's failure to successfully defend against the allegations could result in our seeking protection under the United States Bankruptcy Code. Such action could have a material adverse effect on the market price of the Company's common stock, business, financial condition, cash flow and results of operations.

In accordance with SFAS No. 5. "Accounting for Contingencies," the Company has reviewed the facts related to the liquidation of its investment in ISS-SA and closure of its European operations (see Note 1) and has determined that no provision for loss is required related to this action. Were a claim to be filed the Company would not be able to accurately predict its ultimate outcome.

Note 12. Related Party Transactions

At December 31, 2004, the Company had an aggregate amount due to executive officers of approximately $1,013,000. These amounts due are in the form of an interest bearing advance, deferred salaries and unreimbursed travel expenses. Of such amounts, $460,000 and $276,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, president and chief executive officer of the Company; $141,000 and $27,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, vice president of engineering of the Company; and $109,000 is included in accrued payroll and related expense and is due to Charles J. Novak, chief financial officer of the Company. At December 31, 2004, the Company had accrued payroll and accrued payroll taxes of $479,000 for all other employees.

Note 13. Restatement of Unaudited Interim Financial Information

In conjunction with the audit of its financial statements for the year ended December 31, 2004, the Company determined that it had overstated accounts receivable and unearned income as of September 30, 2004 due to prematurely or incorrectly recording certain service contracts with its customers. Accounts receivable and unearned income as of September 30, 2004 were overstated by $287,897 and $253,933, respectively. In the third quarter of 2004, net revenue

                        Integrated Surgical Systems, Inc.

                   Notes to Consolidated Financial Statements

was overstated by $33,964 and net loss understated by a similar amount, as a result of the amortization related to these service contracts. There was no impact on the reported amount of basic or diluted net loss per common share as a result of the correction.

A summary of the Company's interim financial information as of, and for the three month period ended, September 30, 2004, as reported and as restated is provided below:

----------------------------------------------------------------------------
                                          As Reported            As Restated
----------------------------------------------------------------------------
Accounts Receivable                       $   329,948            $     42,051
----------------------------------------------------------------------------
Unearned Income                           $ 2,714,991            $  2,461,058
----------------------------------------------------------------------------
Net Revenue                               $   139,140            $   105,176
----------------------------------------------------------------------------
Net Loss                                  $  (332,861)           $  (366,825)
----------------------------------------------------------------------------
Basis and Diluted Net Loss Per
Common Share                              $      (.01)           $      (.01)
----------------------------------------------------------------------------

                                   Signatures


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Integrated Surgical Systems, Inc.


                                       By: /s/ RAMESH C. TRIVEDI
                                           -------------------------------------
                                               Ramesh C. Trivedi, President
                                               (Principal Executive Officer)


                                       By: /s/ CHARLES J. NOVAK
                                        ----------------------------------------
                                               Charles J. Novak
                                              (Principal Financial and
                                               Accounting Officer)


Dated: April 15, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 15, 2004 in the capacities indicated.

       Signature                                     Title
       ---------                                     -----


/s/ RAMESH C. TRIVEDI          Chief Executive Officer, President and a Director
-------------------------      (Principal Executive Officer)
Ramesh C. Trivedi


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