Form 10QSB
period 2005-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2005

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

                  1433 N. Market Blvd. #1, Sacramento, CA 95834
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (916) 285-9943
                                 --------------
                           (Issuer's telephone number)

                    1850 Research Park Drive, Davis, CA 95616
                    -----------------------------------------
                 (Former address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [ ] No [ X ]

The number of shares of common stock, $0.01, par value, outstanding on March 31, 2007 was 45,784,089.

Transitional Small Business Disclosure format (check one). Yes [ ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                      for the quarter ended March 31, 2005
                                Table of Contents


                                                                            Page
                                                                            ----
Part I.   Financial Information

         Item 1.     Financial Statements                                      2

                     Balance Sheet (unaudited) at March 31, 2005               2

                     Statements of Operations (unaudited) for the three
                     months ended March 31, 2005 and 2004                      3

                     Statements of Cash Flows (unaudited) for the three
                     months ended March 31, 2005 and 2004                      4

                     Notes to Financial Statements (unaudited)                 5

          Item 2.    Management's Discussion and Analysis                      7

          Item 3.    Controls and Procedures                                  11

Part II.  Other Information

          Item 1.    Legal Proceedings                                        11

          Item 6.    Exhibits                                                 12

Signature                                                                     13

Certifications                                                                14


Part I. Financial Information
Item 1. Financial Statements (unaudited)


                              Integrated Surgical Systems, Inc.
                                        Balance Sheet
                                       March 31, 2005
                                         (Unaudited)

Assets
Current assets:
     Cash                                                                       $    103,144
     Accounts receivable                                                              77,100
     Inventory                                                                       505,531
     Other current assets                                                             32,101
                                                                                ------------
Total current assets                                                                 717,876

Property and equipment, net                                                            2,774
                                                                                ------------
                                                                                $    720,650
                                                                                ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  1,902,379
     Accrued payroll and related expenses                                            943,470
     Accrued liabilities                                                             240,851
     Unearned income                                                               2,351,005
     Derivative liability                                                            390,267
                                                                                ------------
Total current liabilities                                                          5,827,972
                                                                                ------------


Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)        168,496
                                                                                ------------
Total liabilities                                                                  5,996,468
                                                                                ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         45,084,089 shares issued and outstanding                                    450,841
     Additional paid-in capital                                                   61,924,486
     Accumulated deficit                                                         (67,651,145)
                                                                                ------------
Total stockholders' deficit                                                       (5,275,818)
                                                                                ------------
                                                                                $    720,650
                                                                                ============
See accompanying notes to financial statements


                             Integrated Surgical Systems, Inc.
                                 Statements of Operations
                                        (Unaudited)



                                                               Three months ended March 31,
                                                               ----------------------------
                                                                    2005            2004
                                                               ------------    ------------
Net revenue                                                    $  1,702,551    $    782,801
Cost of revenue                                                     214,876         295,099
                                                               ------------    ------------
                                                                  1,487,675         487,702
Operating expenses:
     Selling, general and administrative                            469,940         355,882
     Research and development                                       134,554         387,482
                                                               ------------    ------------
                                                                    604,494         743,364
                                                               ------------    ------------
Operating income (loss)                                             883,181        (255,662)

Other expense, net                                                   (3,172)           (975)
Derivative liability expense                                       (240,267)           --
Interest expense                                                     (3,416)           --
                                                               ------------    ------------
Net income (loss)                                              $    636,326    $   (256,637)
                                                               ============    ============


Basic net income (loss) per common share                       $       0.01    $      (0.01)
                                                               ============    ============
Diluted net income (loss) per common share                     $       0.01    $      (0.01)
                                                               ============    ============

Shares used in computing basic net income (loss) per share       45,084,089      44,867,358
                                                               ============    ============
Shares used in computing diluted net income (loss) per share     54,832,776      44,867,358
                                                               ============    ============



See accompanying notes to financial statements.


                                Integrated Surgical Systems, Inc.
                                      Statements Cash Flows
                                           (Unaudited)


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                          2005           2004
                                                                      -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                     $   636,326    $  (256,637)
Adjustments to reconcile net loss to net cash provided by (used in)
 Operating activities:
     Derivative liability expense                                         240,267
     Increase in reserve on inventory                                     100,000
     Depreciation                                                           2,640          7,046
     Changes in operating assets and liabilities:
        Accounts receivable                                               (18,531)       (79,744)
        Inventory                                                          40,679         (8,996)
        Other current assets                                                 (198)         2,694
        Accounts payable                                                 (271,561)       231,751
        Accrued payroll and related expenses                             (363,259)       362,037
        Accrued liabilities                                               (20,800)       (14,379)
        Unearned income                                                (1,566,822)      (462,486)
                                                                      -----------    -----------
Net cash used in operating activities                                  (1,221,259)      (218,714)
                                                                      -----------    -----------

Cash flows from financing activities:

Proceeds from officer advances                                               --          136,573
Payments on officer advances                                                 --          (60,200)
                                                                      -----------    -----------
Net cash provided by financing activities                                    --           76,373

                                                                      -----------    -----------
Net decrease in cash                                                   (1,221,259)      (142,341)
Cash at beginning of period                                             1,324,403        142,909
                                                                      -----------    -----------
Cash at end of period                                                 $   103,144    $       568
                                                                      ===========    ===========


See accompanying notes to financial statements.


                                                4

                        Integrated Surgical Systems, Inc.
                    Notes to Financial Statements (unaudited)


1. Organization and Operations

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products are sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa. Subsequent to March 31, 2005 the Company ceased operations, three of its four directors resigned, and all employees were terminated. The officers of the Company were evaluating the options available to the Company.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2004. Interim results are not necessarily indicative of the results for a full year.

Certain amounts for prior years have been reclassified to conform with 2005 financial statement presentations.

The financial statements include all the accounts of the Company.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Liabilities

Derivative liabilities consisted of: (a) the embedded conversion feature bifurcated from the June 9, 2004 convertible note payable and (b) the warrants in connection with the convertible notes payable. The value of the derivative liabilities are recorded first as a discount on the convertible notes payable and the excess is charged to operations. The discount is being amortized over the term of the note. The derivative liabilities are adjusted quarterly to reflect changes in fair value.

The Company uses the Black-Scholes option price model to value the embedded conversion and the detachable warrants that are recorded as a derivative liability. In valuing the embedded conversion feature and the detachable warrants, at the time they were issued and quarterly thereafter, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the convertible debt feature or detachable warrants and the expected volatility of our common stock.

Stock-Based Compensation

Compensation costs for common stock issued to employees were based on the fair value method and deferred as shareholders' equity until amortized to operations.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company had an accumulated deficit of $67,651,145 and negative working capital of $5,110,096. The report of the independent registered public accounting firm on the Company's December 31, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company believes that it has a current plan to address these issues in order to enable the Company to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful in realizing the benefits of such plan, it is possible that the Company will cease operations and/or seek bankruptcy protection. These financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

4. Convertible Note Payable

On February 9, 2005, the Company amended the June 9, 2004 convertible debenture agreement to extend the effective registration statement date from November 6, 2004 to April 30, 2005 and reduced the conversion factor percentage from eighty percent (80%) of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion to seventy-five percent (75%) of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion.

     As of March 31, 2005, convertible notes payable consisted of:

          Callable secured convertible notes payable   $ 150,000
          Discount                                      (150,000)
                                                       ---------
                                                       $    --
                                                       =========

          Derivative liability                         $ 390,267
                                                       =========


5. Stock-Based Compensation

Effective January 1, 2005, the Company adopted the modified prospective transition method under FAS 123(R), Share Based Payments, and, accordingly, prior period results have not been retroactively adjusted, as no stock options granted prior to January 1, 2005, had unexpired service periods. The modified prospective transition method requires that stock based compensation expense be recorded for all new shares, options, warrants, etc. granted on or after January 1, 2005 be based on the fair value on the grant date determined under the provisions of FAS 123(R).

The following table illustrates the pro forma effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the two years ended December 31:

                                                   2004           2003
                                               -----------    -----------
Net loss, as reported                          $  (556,262)   $(3,250,219)

Add: Stock-based employee compensation costs
included in net loss                                21,200

Deduct:  Stock-based employee compensation
expense determined under a fair value method       (11,104)      (112,444)
                                               -----------    -----------
Proforma net loss                              $  (546,166)   $(3,362,663)
                                               ===========    ===========
Net loss per share:
  Basic and diluted - as reported              $     (0.01)   $     (0.08)
                                               ===========    ===========
  Basic and diluted - pro forma                $     (0.01)   $     (0.08)
                                               ===========    ===========

6. Subsequent Events

On April 29, 2005, the Company amended the June 9, 2004 convertible debenture agreement to extend the registration statement effective date from April 30, 2005 to June 30, 2005.

On June 1, 2005, the litigation originally commenced on December 17, 2004 was dismissed.


Item 2. Management's Discussion and Analysis

Forward-Looking Statements

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-QSB and with the audited Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the SEC.

Overview

We were incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although we have not received clearance to market the ROBODOC(R) System (ROBODOC) in the U.S., we are permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require U.S. FDA export approval. We sell our robotic systems to international distributors, who in turn resell the product in their territories. Our international distributors are KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

On June 10, 2005 we filed an 8-K with the SEC disclosing that we had ceased operations, two of the three outside directors had resigned, all employees were terminated and our officers were evaluating all options available, including securing additional capital, the sale of assets and the seeking of protection under the Federal Securities Laws. On July 11, 2005, the third outside director resigned, leaving Ramesch C. Trivedi as the only director.

On December 17, 2005 we moved from a leased 15,000 square foot site at 1850 Research Park Drive in Davis, California to a leased 4,800 square foot site at 6220 Belleauwood Lane, Sacramento, California and on December 1, 2006 we moved to a leased 11,200 square foot site at 1433 N. Market Blvd., Suite 1, Sacramento, California, 95834 where we currently operate under a four year lease.

In November 2005, we received an advance for a Robodoc system from our Korean distributor and this system was shipped in January 2006. In February 2006, we received an advance for another Robodoc system from our Korean distributor and this system was shipped in March 2006.

On August 8, 2006, we filed Form 8-K with the SEC disclosing that we had entered into a $4 million asset purchase agreement to sell substantially all of our assets to Novatrix Biomedical, Inc. in consideration of $4 million as well as a loan agreement with Novatrix pursuant to which Novatrix would loan us an aggregate of $6 million in two tranches of $2.7 million upon the execution of the agreement, and an additional $3.3 million in two tranches upon certain milestones with Novatrix. As required by the loan agreement, we have reached a settlement with over 80% of our outstanding creditors in exchange for 17.6 cents for each dollar owed. The loan agreement further provides that in the event that approval by our stockholders of the asset sale does not occur by June 30, 2007, we will be required to grant an exclusive license in the Asian markets of our ROBODOC Surgical System software to Novatrix in exchange for a one-time royalty payment of $100,000.

Product revenue consists of sales of our principal orthopedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. We develop specialized operating software for several implant manufacturing companies. These implant manufacturers contract with us for the development of software for particular lines of new prosthesis to be used with the ROBODOC system.

We currently have no outstanding warranties on our products.

Results of operations

We generated net income for the first quarter of 2005 of $636,000 or $0.01 per basic and dilutive share compared to a net loss for the first quarter of 2004 of $257,000 or $0.01 per basic and dilutive share.

Net revenue

Net revenue of $1,703,000 in Q1 2005 increased 117% when compared to $783,000 in the first quarter of 2004. The major components of revenue for Q1 2005 were comprised of $3,000 from repairs and consumables, $136,000 from service contracts and $1,563,000 from development revenue compared to $493,000 from systems sales, $6,000 from repairs and consumables, $130,000 from service contracts and $154,000 from development revenue in the first quarter of 2004. Although there were no Robodoc systems sold in Q1 2005, compared to one Robodoc system sold in Q1 2004, the development revenue accounted for the increase.

Cost of revenue

Cost of revenue of $215,000 in Q1 2005 decreased 27% when compared to $295,000 in the first quarter of 2004 and were 13% of revenue compared to 38% of revenue in the first quarter of 2004 as the costs on development in Q1 2005 is more favorable than the cost of revenue on the system sales from Q1 2004. During 2004, we reduced our workforce and operating costs and, as a result, manufacturing expenses and overhead expenses were reduced.

Gross margin

Gross margin of $1,488,000 increased 205% during the first quarter of 2005 when compared to $488,000 in the first quarter of 2004 and were 87% of revenue compared to 62% of revenue in the first quarter of 2004 as 92% of the revenues in Q1 2005 were from higher margin development revenues compared to only 20% development revenues in Q1 2004.

Operating expenses

Operating expenses of $604,000 decreased 19% during the first quarter of 2005 when compared to $743,000 in the first quarter of 2004 and were 36% of revenue compared to 95% of revenue in the first quarter of 2004. Although Q1 2005 operating expenses decreased by $139,000 from the same quarter one year ago, the 62% decrease when comparing the operating expense percentage of revenue to the same period one year ago is primarily due to revenue more than doubling in the current quarter as compared to the same quarter one year ago. During 2004, we reduced our workforce and operating costs and, in 2005, we ceased operations and all our employees were terminated.

Research and development

Research and development of $135,000 decreased 65% during the first quarter of 2005 when compared to $387,000 in the first quarter of 2004 due to our lack of cash to maintain our level of research and development.

Derivative liability expense

Derivative liability expense of $240,000 resulted from the application of the mark to market requirements of FAS 133.

Liquidity and Capital Resources

Our cash position is inadequate, and although we have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on our December 31, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The March 31, 2005 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At March 31, 2005, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was only 0.03. It has been difficult for us to meet obligations, including payroll, as they come due, and we expect this situation to continue through 2005.

Net cash used in operating activities was $1,221,000 for the three months ended March 31, 2005. This resulted primarily from decreases in accounts payable of $272,000, accrued payroll and related expenses of $363,000 and unearned income of $1,567,000, offset in part from net income of $636,000, plus the derivative liability expense of $240,000 and inventory reserve of $100,000, neither of which required cash outlays.

The decrease in accounts payable was primarily due to the reimbursement of business expenses incurred by officers and employees over the past several years. The decrease in accrued payroll and other related expenses was primarily from payments made for past due payrolls from 2004 and related accrued benefits. The decrease in unearned income primarily is from the recognition of revenue on development projects and the recognition of income on servicing contracts.

We expect to derive most of the cash required to support our operations in 2005 through sales of the ROBODOC Systems and collection of accounts receivable, as well as through additional financing. It is critical for us to maintain operations as a going concern in 2005. There can be no assurance that we can continue to convert inventory, collect receivables or raise additional funds on acceptable terms, if at all.

At March 31, 2005, we have amounts due to our executive officers of approximately $685,000 in the aggregate, deferred salaries and unreimbursed travel expenses. Approximately $432,000 and $16,000 are included in accrued payroll and related expenses, and accounts payable, respectively, and are due to Ramesh C. Trivedi, our president and chief executive officer. Approximately $131,000 and $2,000 are included in accrued payroll and related expense, and accounts payable respectively, due to Leland Witherspoon, our vice president of research and development Approximately $104,000 is included in accrued payroll due to Charles J. Novak, our chief financial officer.

We anticipate that we will incur operating losses in the next twelve months.

We do not have any material commitments for capital expenditures.

There are no seasonal aspects to our business.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, liquidity or capital resources that are material to our investors.

Critical Accounting Policies and Estimates

The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. We base these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have discussed our critical accounting policies with our independent accountants. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     We recognize revenue from sales of our products upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions are recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the interpretation of Japanese law, all equipment sales to Japan are recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

     We periodically evaluate the need for allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our ability to make payments, additional allowances may be required.

Item 3. Controls and Procedures

(a) Under the supervision and with the participation of management, including our President and Chief Executive Officer and Chief Financial Officer, an evaluation was made of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II. Other Information

Item 1. Legal Proceedings

On December 17, 2004, we were served with a summons and complaint commenced in Yolo County (California) Superior Court (the "Court"), styled Bischoff, et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiffs, all from Germany, alleged that our ROBODOC(R) System was defective and dangerous, both in our manufacture and design and, as a result of such defect and dangerous condition, the plaintiffs, all of whom were subject to medical treatment which utilized the ROBODOC(R) System, sustained injury. On May 31, 2005, we filed a motion to dismiss and on June 1, 2005, an order granting our motion to dismiss was entered by the Court.

Item 6. Exhibits

(a)Exhibits

31.1 Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh Trivedi

31.2 Certification Pursuant to Exchange Act Rule 13a-14(a) of David Adams

32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Ramesh Trivedi

32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David Adams

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTEGRATED SURGICAL SYSTEMS, INC.


                        By: /s/ DAVID H. ADAMS
                        -----------------------------------------
                        David H. Adams, Chief Financial Officer


 April 13, 2007