Form 10QSB
period 2005-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2005

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

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                       for the quarter ended June 30, 2005

                                Table of Contents


                                                                           Page
                                                                           ----
Part I.   Financial Information

          Item 1.  Financial Statements                                      2

                   Balance Sheet (unaudited) at June 30, 2005                2

                   Statements of Operations (unaudited) for the three
                   months ended June 30, 2005 and 2004                       3

                   Statements of Operations (unaudited) for the six
                   months ended June 30, 2005 and 2004                       4

                   Statements of Cash Flows (unaudited) for the six
                   months ended June 30, 2005 and 2004                       5

                   Notes to Financial Statements (unaudited)                 6

          Item 2.  Management's Discussion and Analysis                      8

          Item 3.  Controls and Procedures                                   12

Part II.  Other Information

          Item 6.  Exhibits                                                  12

Signature                                                                    13

Certifications                                                               14


Part I. Financial Information

Item 1. Financial Statements (unaudited)


                              Integrated Surgical Systems, Inc.
                                        Balance Sheet
                                        June 30, 2005
                                         (Unaudited)

Assets
Current assets:
     Cash                                                                       $        421
     Accounts receivable                                                              62,956
     Inventory                                                                       459,434
     Other current assets                                                             54,984
                                                                                ------------
Total current assets                                                            $    577,795

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  1,661,062
     Accrued payroll and related expenses                                          1,195,429
     Accrued liabilities                                                              98,275
     Unearned income                                                               1,057,931
                                                                                ------------
Total current liabilities                                                          4,012,697

Note payable                                                                         150,000

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)        168,496
                                                                                ------------
Total liabilities                                                                  4,331,193
                                                                                ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         45,084,089 shares issued and outstanding                                    450,841
     Additional paid-in capital                                                   61,924,486
     Accumulated deficit                                                         (66,128,725)
                                                                                ------------
Total stockholders' deficit                                                       (3,753,398)
                                                                                ------------
                                                                                $    577,795
                                                                                ============

See accompanying notes to financial statements.


                             Integrated Surgical Systems, Inc.
                                 Statements of Operations
                                        (Unaudited)



                                                               Three months ended June 30,
                                                               ----------------------------
                                                                    2005            2004
                                                               ------------    ------------
Net revenue                                                    $  1,388,744    $    467,072
Cost of revenue                                                     247,752         263,330
                                                               ------------    ------------
                                                                  1,140,992         203,742
                                                               ------------    ------------
Operating expenses:
     Selling, general and administrative                             77,581         326,428
     Research and development                                       140,795         331,002
     Gain on forgiveness of debt                                   (362,881)           --
                                                               ------------    ------------
                                                                   (144,505)        657,430
                                                               ------------    ------------
Operating income (loss)                                           1,285,497        (453,688)

Amortization of discount                                            (31,379)           --
Derivative liability income                                         271,646            --
Interest income (expense) net                                        (3,344)         (1,947)
                                                               ------------    ------------
Net income (loss)                                              $  1,522,420    $   (455,635)
                                                               ============    ============


Basic net income (loss) per common share                       $       0.03    $      (0.01)
                                                               ============    ============
Diluted net income (loss) per common share                     $       0.02    $      (0.01)
                                                               ============    ============

Shares used in computing basic net income (loss) per share       45,084,089      44,880,818
                                                               ============    ============
Shares used in computing diluted net income (loss) per share     61,464,188      44,880,918
                                                               ============    ============



See accompanying notes to financial statements.


                             Integrated Surgical Systems, Inc.
                                 Statements of Operations
                                        (Unaudited)



                                                                 Six months ended June 30,
                                                               ----------------------------
                                                                   2005            2004
                                                               ------------    ------------
Net revenue                                                    $  3,091,295    $  1,249,873
Cost of revenue                                                     462,628         558,430
                                                               ------------    ------------
                                                                  2,628,667         691,443
                                                               ------------    ------------
Operating expenses:
     Selling, general and administrative                            550,693         683,285
     Research and development                                       275,349         718,483
     Gain on forgiveness of debt                                   (362,881)           --
                                                               ------------    ------------
                                                                    463,161       1,401,768
                                                               ------------    ------------
Operating income (loss)                                           2,165,506        (710,325)

Amortization of discount                                            (31,379)           --
Derivative liability income                                          31,379            --
Interest income (expense) net                                        (6,760)         (1,947)
                                                               ------------    ------------
Net income (loss)                                              $  2,158,746    $   (712,272)
                                                               ============    ============


Basic net income (loss) per common share                       $       0.05    $      (0.02)
                                                               ============    ============
Diluted net income (loss) per common share                     $       0.04    $      (0.02)
                                                               ============    ============

Shares used in computing basic net income (loss) per share       45,084,089      44,874,138
                                                               ============    ============
Shares used in computing diluted net income (loss) per share     61,075,039      44,874,138
                                                               ============    ============


See accompanying notes to financial statements.


                             Integrated Surgical Systems, Inc.
                                   Statements Cash Flows
                                        (Unaudited)


                                                                 Six months ended June 30,
                                                                 --------------------------
                                                                     2005           2004
                                                                 -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                $ 2,158,746    $  (712,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                      5,414         13,665
     Inventory reserve                                               100,000           --
     Amortization of discount                                         31,379           --
     Gain on forgiveness of debt                                    (362,881)          --
     Derivative liability income                                     (31,379)          --
     Stock-based compensation                                           --            3,800
     Changes in operating assets and liabilities:
        Accounts receivable                                           (4,387)       (10,663)
        Inventory                                                     86,776        (40,533)
        Other current assets                                         (23,081)         5,109
        Accounts payable                                            (149,997)       370,334
        Accrued payroll and related expenses                        (111,300)       536,089
        Accrued liabilities                                         (163,376)        79,533
        Unearned income                                           (2,859,896)      (508,881)
                                                                 -----------    -----------
Net cash used in operating activities                             (1,323,982)      (263,819)
                                                                 -----------    -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                                 --              945
Proceeds from officer advances and deferrals of salaries and
  unreimbursed travel expenses                                          --          180,799
Payments of officer advances and deferrals of salaries and
  unreimbursed travel expenses                                          --          (60,200)
                                                                 -----------    -----------
Net cash provided by financing activities                               --          121,544

                                                                 -----------    -----------
Net decrease in cash                                              (1,323,982)      (142,275)
Cash at beginning of period                                        1,324,403        142,909
                                                                 -----------    -----------
Cash at end of period                                            $       421    $       634
                                                                 ===========    ===========


See accompanying notes to financial statements.

                                             5

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

Certain amounts for prior years have been reclassified to conform to 2005 financial statement presentations.

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

3. Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Company had an accumulated deficit of $66,128,725 and negative working capital of $3,434,902. The report of the independent registered public accounting firm on the Company's December 31, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company believes that it has a current plan to address these issues in order to enable the Company to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful in realizing the benefits of such plan, it is possible that the Company will seek bankruptcy protection. These financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

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

The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the two years ended December 31, 2004:

                                                        2004            2003
                                                    -----------     -----------
Net loss, as reported                               $  (556,262)    $(3,250,219)

Add: Stock-based employee compensation costs
included in net loss                                     21,200            --

Deduct: Stock-based employee compensation
expense determined under a fair value method            (11,104)       (112,444)
                                                    -----------     -----------
Proforma net loss                                   $  (546,166)    $(3,362,663)
                                                    ===========     ===========
Net loss per share:
  Basic and diluted - as reported                   $     (0.01)    $     (0.08)
                                                    ===========     ===========
  Basic and diluted- pro forma                      $     (0.01)    $     (0.08)
                                                    ===========     ===========

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

Product revenue consists of sales of our principal orthopedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. We develop specialized operating software for several implant manufacturing companies. These implant manufacturers' contract with us for the development of software for particular lines of new prosthesis to be used with the ROBODOC system.

We currently have no outstanding warranties on our products.

Results of operations

We generated net income for the second quarter of 2005 of $1,522,000 or $0.03 per basic share and $0.02 per dilutive share compared to a net loss for the second quarter of 2004 of $456,000 or $0.01 per basic and dilutive share.

We generated net income for the first half of 2005 of $2,159,000 or $0.05 per basic share and $0.04 per dilutive share compared to a net loss for the first half of 2004 of $713,000 or $0.02 per basic and dilutive share.

Net revenue

Net revenue of $1,389,000 in Q2 2005 increased 197% when compared to $467,000 in the second quarter of 2004, primarily resulting from $1,232,000 of development revenue. There were no Robodoc systems sold in Q2 2005 as compared to one Robodoc system sold in Q2 2004.

Net revenue of $3,091,000 in the first half of 2005 increased 147% when compared to $1,250,000 in the first half of 2004, primarily resulting from $2,795,000 of development revenue. There were no Robodoc systems sold in the first half of 2005, as compared to two Robodoc system sold in the first half 2004.

Cost of revenue

Cost of revenue of $248,000 in Q2 2005 decreased 6% when compared to $263,000 in the second quarter of 2004 and was 18% of revenue compared to 56% of revenue in the second quarter of 2004 as the costs of development revenue in Q2 2005 are substantially less than costs of other sales. During 2004, we reduced our workforce and operating costs and, as a result, manufacturing expenses and overhead expenses decreased.

Cost of revenue of $463,000 in the first half of 2005 decreased 17% when compared to $558,000 in the first half of 2004 and was 15% of revenue compared to 45% of revenue in the first half of 2004 as the costs of development revenue in the first half of 2005 is substantially less than other sales. During 2004, we reduced our workforce and operating costs and, as a result, manufacturing expenses and overhead expenses decreased.

Gross margin

Gross margin of $1,141,000 increased 459% during Q2 of 2005 when compared to $204,000 in the second quarter of 2004 and were 82% of revenue compared to 44% of revenue in the second quarter of 2004 as 89% of the revenues in Q2 2005 were from higher margins on development revenues compared to other sales in Q2 2004.

Gross margin of $2,629,000 increased 280% during the first half of 2005 when compared to $691,000 in the first half of 2004 and were 85% of revenue compared to 55% of revenue in the first half of 2004 as 90% of the revenues in the first half of 2005 were from higher margins on development revenues compared to other sales in the first half of 2004.

Operating expenses

Selling, general and administrative expenses of $78,000 decreased 76% during the second quarter of 2005 when compared to $326,000 in the second quarter of 2004 and were 6% of revenue compared to 70% of revenue in the second quarter of 2004. During 2004, we reduced our workforce and operating costs and, in 2005, we ceased operations and all our employees were terminated.

Selling, general and administrative expenses of $551,000 decreased 19% during the second half of 2005 when compared to $683,000 in the second half of 2004 and were 18% of revenue compared to 55% of revenue in the first half of 2004. During 2004, we reduced our workforce and operating costs and, as a result, operating expenses decreased.

Research and development of $141,000 decreased 57% during the second quarter of 2005 when compared to $331,000 in the second quarter of 2004 due to our lack of cash to maintain our level of research and development.

Research and development of $275,000 decreased 62% during the first half of 2005 when compared to $718,000 in the first half of 2004 due to our lack of cash to maintain our level of research and development.

Derivative liability expense

Derivative liability income of $272,000 for the second quarter of 2005 resulted from the application of the mark to market requirements of FAS 133.

Derivative liability income of $32,000 for the first half of 2005 resulted from the application of the mark to market requirements of FAS 133.

Liquidity and Capital Resources

Our cash position is inadequate, and although we have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on our December 31, 2004 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The June 30, 2005 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At June 30, 2005, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was only 0.02. It has been difficult for us to meet obligations, including payroll, as they come due, and we expect this situation to continue through 2005.

Net cash used in operating activities was $1,324,000 for the six months ended June 30, 2005, resulted primarily from decreases in unearned income of $2,860,000 and, the forgiveness of debt of $363,000, providing no cash, offset in part by net income of $2,159,000.

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

At June 30, 2005, we have amounts due to our executive officers of approximately $878,000 in the aggregate, deferred salaries and unreimbursed travel expenses. Approximately $529,000 and $19,000 are included in accrued payroll and related expenses, and accounts payable, respectively, and are due to Ramesh C. Trivedi, our president and chief executive officer. Approximately $183,000 and $2,000 are included in accrued payroll and related expense, and accounts payable respectively, due to Leland Witherspoon, our vice president of research and development. Approximately $145,000 is included in accrued payroll due to Charles J. Novak, our chief financial officer.

We anticipate that we will incur operating losses in the next twelve months.

We do not have any material commitments for capital expenditures.

There are no seasonal aspects to our business.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, liquidity or capital resources that are material to our investors.

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

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


                        INTEGRATED SURGICAL SYSTEMS, INC.


                        By: /s/ DAVID H. ADAMS
                        --------------------------------------
                        David H. Adams, Chief Financial Officer


 April 13, 2007