Form 10QSB
period 2005-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2005

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

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                    for the quarter ended September 30, 2005
                                Table of Contents


                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements                                        2

                   Balance Sheet (unaudited) at September 30, 2005             2

                   Statements of Operations (unaudited) for the three
                   months ended September 30, 2005 and 2004                    3

                   Statements of Operations (unaudited) for the nine
                   months ended September 30, 2005 and 2004                    4

                   Statements of Cash Flows (unaudited) for the nine
                   months ended September 30, 2005 and 2004                    5

                   Notes to Financial Statements (unaudited)                   6

          Item 2.  Management's Discussion and Analysis                        8

          Item 3.  Controls and Procedures                                    12

Part II.  Other Information

          Item 6.  Exhibits                                                   12

Signature                                                                     13

Certifications                                                                14


Part I. Financial Information

     Item 1. Financial Statements (unaudited)


                              Integrated Surgical Systems, Inc.
                                        Balance Sheet
                                     September 30, 2005
                                         (Unaudited)

Assets
Current assets:
     Cash                                                                       $     31,442
     Accounts receivable                                                              38,956
     Inventory                                                                       463,138
     Other current assets                                                             15,283
                                                                                ------------
Total assets                                                                    $    548,819
                                                                                ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  1,732,492
     Accrued payroll and related expenses                                            950,743
     Accrued liabilities                                                             165,834
     Unearned income                                                               1,003,944
     Derivative liability                                                            452,778
                                                                                ------------
Total current liabilities                                                          4,305,791

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)        168,496
                                                                                ------------
Total liabilities                                                                  4,474,287
                                                                                ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         45,084,089 shares issued and outstanding                                    450,841
     Additional paid-in capital                                                   61,924,486
     Accumulated deficit                                                         (66,300,795)
                                                                                ------------
Total stockholders' deficit                                                       (3,925,468)
                                                                                ------------
                                                                                $    548,819
                                                                                ============

See accompanying notes to financial statements.


                            Integrated Surgical Systems, Inc.
                                Statements of Operations
                                       (Unaudited)



                                                          Three months ended September 30,
                                                          --------------------------------
                                                                2005            2004
                                                            ------------    ------------
Net revenue                                                 $    293,577    $    139,140
Cost of revenue                                                   18,172         135,501
                                                            ------------    ------------
                                                                 275,405           3,639
                                                            ------------    ------------
Operating expenses:
     Selling, general and administrative                         119,898         240,573
     Research and development                                     22,241          92,741
                                                            ------------    ------------
                                                                 142,139         333,314
                                                            ------------    ------------
Operating income (loss)                                          133,266        (329,675)

Derivative liability expense                                    (302,778)           --
Interest income (expense) net                                     (2,558)         (3,186)
                                                            ------------    ------------
Net loss                                                    $   (172,070)   $   (332,861)
                                                            ============    ============


Basic and diluted loss per common share                     $       *       $      (0.01)
                                                            ============    ============

Shares used in computing basic and diluted loss per share     45,084,089      44,955,408
                                                            ============    ============

*  Less than $.01



See accompanying notes to financial statements.



                             Integrated Surgical Systems, Inc.
                                 Statements of Operations
                                        (Unaudited)



                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                   2005            2004
                                                               ------------    ------------
Net revenue                                                    $  3,384,871    $  1,389,013
Cost of revenue                                                     480,800         693,931
                                                               ------------    ------------
                                                                  2,904,071         695,082
                                                               ------------    ------------
Operating expenses:
     Selling, general and administrative                            670,590         923,858
     Research and development                                       297,590         811,224
     Gain on forgiveness of debt                                   (362,881)           --
                                                               ------------    ------------
                                                                    605,299       1,735,082
                                                               ------------    ------------
Operating income (loss)                                           2,298,772      (1,040,000)

Amortization of discount                                            (31,379)           --
Derivative liability expense                                       (271,399)           --
Interest income (expense) net                                        (9,318)         (5,133)
                                                               ------------    ------------
Net income (loss)                                              $  1,986,676    $ (1,045,133)
                                                               ============    ============


Basic net income (loss) per common share                       $       0.04    $      (0.02)
                                                               ============    ============
Diluted net income (loss) per common share                     $       0.03    $      (0.02)
                                                               ============    ============

Shares used in computing basic net income (loss) per share       45,084,089      44,924,130
                                                               ============    ============
Shares used in computing diluted net income (loss) per share     60,162,988      44,924,130
                                                               ============    ============


See accompanying notes to financial statements.


                              Integrated Surgical Systems, Inc.
                                    Statements Cash Flows
                                         (Unaudited)


                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                     2005           2004
                                                                 -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                $ 1,986,676    $(1,045,133)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                      5,414         18,039
     Inventory reserve                                               100,000           --
     Gain on forgiveness of debt                                    (362,881)          --
     Derivative liability expense                                    302,778           --
     Stock-based compensation                                           --           21,200
     Loss on disposal of fixed assets                                   --            4,829
     Changes in operating assets and liabilities:
        Accounts receivable                                           19,613       (219,192)
        Inventory                                                     83,072       (121,636)
        Other current assets                                          16,620         80,948
        Accounts payable                                             (78,568)       388,781
        Accrued payroll and related expenses                        (355,987)       676,580
        Accrued liabilities                                          (95,815)        79,365
        Unearned income                                           (2,913,883)      (129,182)
                                                                 -----------    -----------
Net cash used in operating activities                             (1,292,961)      (245,401)
                                                                 -----------    -----------

Cash flows from investing activities:
Proceeds from disposal of property and equipment                        --            4,600
                                                                 -----------    -----------
Net cash provided by investing activities                               --            4,600
                                                                 -----------    -----------

Cash flows from financing activities:
Proceeds from exercise of stock options                                 --            1,954
Proceeds from officer advances and deferrals of salaries and
  unreimbursed travel expenses                                          --          180,799
Payments of officer advances and deferrals of salaries and
  unreimbursed travel expenses                                          --          (60,200)
                                                                 -----------    -----------
Net cash provided by financing activities                               --          122,553

                                                                 -----------    -----------
Net decrease in cash                                              (1,292,961)      (118,248)
Cash at beginning of period                                        1,324,403        142,909
                                                                 -----------    -----------
Cash at end of period                                            $    31,442    $    24,661
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

3. Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company had an accumulated deficit of $66,300,795 and negative working capital of $3,756,972. The report of the independent registered public accounting firm on the Company's December 31, 2004 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

Overview

We were incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although we have not received clearance to market the ROBODOC(R) System (ROBODOC) in the U.S., we are permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require U.S. FDA export approval. We sell our robotic systems to international distributors, who in turn resell the product in their territories. Our international distributors are Imatron (KTEC) in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

On June 10, 2005 we filed an 8-K with the SEC disclosing that we had ceased operations, two of the three outside directors had resigned, all employees were terminated and our officers were evaluating all options available, including securing additional capital, the sale of assets and the seeking of protection under the Federal Securities Laws. On July 11, 2005, the third outside director resigned, leaving Ramesh C. Trivedi as the only director.

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

Results of operations

We incurred a net loss for the third quarter of 2005 of $172,000 or $0.00 per basic and diluted share compared to a net loss for the third quarter of 2004 of $333,000 or $0.01 per basic and dilutive share.

We generated net income for the first nine months of 2005 of $1,987,000 or $0.04 per basic share and $0.03 per dilutive share compared to a net loss for the first nine months of 2004 of $1,045,000 or $0.02 loss per basic and dilutive share.

Net revenue

Net revenue of $294,000 in Q3 2005 increased 112% when compared to $139,000 in the third quarter of 2004, primarily resulting from $198,000 of development revenue. There were no Robodoc systems sold in Q3 2005 or Q3 2004.

Net revenue of $3,385,000 in the first nine months of 2005 increased 144% when compared to $1,389,000 in the first nine months of 2004, primarily resulting from $2,994,000 of development revenue. There were no Robodoc systems sold in the first nine months of 2005, as compared to two Robodoc system sold in the first nine months of 2004.

Cost of revenue

Cost of revenue of $18,000 in Q3 2005 decreased 87% when compared to $136,000 in the third quarter of 2004 and was 6% of revenue compared to 97% of revenue in the third quarter of 2004 as the costs of development revenue in Q3 2005 are substantially less than costs of other sales. During 2004, we reduced our workforce and operating costs and, as a result, manufacturing expenses and overhead expenses decreased.

Cost of revenue of $481,000 in the first nine months of 2005 decreased 31% when compared to $694,000 in the first nine months of 2004 and was 14% of revenue compared to 50% of revenue in the first nine months of 2004 as the costs of development revenue in the first nine months of 2005 is substantially less than other sales. During 2004, we reduced our workforce and operating costs and, as a result, manufacturing expenses and overhead expenses decreased.

Gross margin

Gross margin of $275,000 increased 6,775% during Q3 of 2005 when compared to $4,000 in the third quarter of 2004 and were 94% of revenue compared to 3% of revenue in the third quarter of 2004 as 67% of the revenues in Q3 2005 were from higher margins on development revenues compared to other sales in Q3 2004.

Gross margin of $2,904,000 increased 318% during the first nine months of 2005 when compared to $695,000 in the first nine months of 2004 and were 86% of revenue compared to 50% of revenue in the first nine months of 2004 as 88% of the revenues in the first nine months of 2005 were from higher margins on development revenues compared to other sales in the first nine months of 2004.

Operating expenses

Selling, general and administrative expenses of $120,000 decreased 50% during the third quarter of 2005 when compared to $241,000 in the third quarter of 2004 and were 41% of revenue compared to 173% of revenue in the third quarter of 2004. During 2004, we reduced our workforce and operating costs and, in 2005, we ceased operations and all our employees were terminated.

Selling, general and administrative expenses of $671,000 decreased 27% during the first nine months of 2005 when compared to $924,000 in the first nine months of 2004 and were 20% of revenue compared to 67% of revenue in the first nine months of 2004. During 2004, we reduced our workforce and operating costs and, as a result, operating expenses decreased.

Research and development of $22,000 decreased 76% during the third quarter of 2005 when compared to $93,000 in the third quarter of 2004 due to our lack of cash to maintain our level of research and development.

Research and development of $298,000 decreased 63% during the first nine months of 2005 when compared to $811,000 in the first nine months of 2004 due to our lack of cash to maintain our level of research and development.

Derivative liability expense

Derivative liability expense of $303,000 for the third quarter of 2005 resulted from the application of the mark to market requirements of FAS 133.

Derivative liability expense of $271,000 for the first nine months of 2005 resulted from the application of the mark to market requirements of FAS 133.

Liquidity and Capital Resources

Our cash position is inadequate, and although we have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on our December 31, 2004 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The September 30, 2005 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At September 30, 2005, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was only 0.02. It has been difficult for us to meet obligations, including payroll, as they come due, and we expect this situation to continue through 2005.

Net cash used in operating activities was $1,293,000 for the nine months ended September 30, 2005, resulted primarily from decreases in unearned income of $2,914,000 and, the forgiveness of debt of $363,000, providing no cash, offset in part by net income of $1,987,000.

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

At September 30, 2005, we have amounts due to our executive officers of approximately $756,000 in the aggregate, deferred salaries and unreimbursed travel expenses. Approximately $470,000 and $16,000 are included in accrued payroll and related expenses, and accounts payable, respectively, and are due to Ramesh C. Trivedi, our president and chief executive officer. Approximately $152,000 and $2,000 are included in accrued payroll and related expense, and accounts payable respectively, due to Leland Witherspoon, our vice president of research and development. Approximately $116,000 is included in accrued payroll due to Charles J. Novak, our chief financial officer.

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

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


                        INTEGRATED SURGICAL SYSTEMS, INC.


                        By: /s/ DAVID H. ADAMS
                        ---------------------------------------------
                        David H. Adams, Chief Financial Officer


 April 13, 2007