Form 10KSB
period 2005-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                         Commission file number 1-12471
                         ------------------------------

                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                            68-0232575
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


      1433 N Market Blvd, Suite 1
         Sacramento, California                                    95834
         ----------------------                                    -----
(Address of principal executive Offices)                         (Zip Code)


                                 (916) 285-9943
                            ------------------------
                           (Issuer's telephone number)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [  ]    No [ x ]

The issuer's gross revenue for fiscal year 2005 was $3,429,802. As of April 12, 2007, 45,784,089 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on April 12, 2007 was $1,601,796. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $0.035 per share on that date.


Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [ x ]

================================================================================

================================================================================

                        Integrated Surgical Systems, Inc.
                                   Form 10-KSB
                   For the fiscal year ended December 31, 2005

                                Table of Contents
Part I.                                                                   Page
-------                                                                   ----

         Item 1.        Description of Business                            2

         Item 2.        Description of Property                            6

         Item 3.        Legal Proceedings                                  6

         Item 4.        Submission of Matters to a Vote of                 7
                        Security Holders

Part II.
         Item 5.        Market for Common Equity and Related               7
                        Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         Item 6.        Management's Discussion and Analysis or            8
                        Plan of Operation

         Item 7.        Financial Statements                              18

         Item 8.        Changes In and Disagreements With Accountants     18
                        on Accounting and Financial Disclosure

         Item 8 A.      Control and Procedures                            18

         Item 8 B.      Other Information                                 18

Part III.
         Item 9.        Directors, Executive Officers, Promoters          18
                        and Control Persons; Compliance With Section
                        16(a) of the Exchange Act

         Item 10.       Executive Compensation                            21

         Item 11.       Security Ownership of Certain Beneficial          23
                        Owners and Management and Related
                        Stockholder Matters

         Item 12.       Certain Relationships and Related Transactions    24

         Item 13.       Exhibits                                          24

         Item 14.       Principal Accountant Fees and Services            25

         Signatures                                                       27

================================================================================

                                     Part I

Item 1. Description of Business

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products are sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa. Subsequent to March 31, 2005, the Company ceased operations, three of its four directors resigned, and all employees were terminated. The officers of the Company were evaluating the options available to the Company.

Orthopedic Applications

The Company's principal orthopedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The surgeon uses ORTHODOC, a computer workstation with the Company's proprietary software, for preoperative surgical planning. ORTHODOC converts a computerized tomography ("CT") scan data of the patient's joint into three-dimensional bone images. The surgeon selects a prosthesis from the ORTHODOC prosthesis software library, and manipulates the three-dimensional prosthesis models against the bone image. The ORTHODOC then allows the surgeon to preoperatively visualize the possible results of the surgical outcome. The Company offers software for several lines of prostheses in its software library. Implant manufacturers contract with the Company for the development of prosthesis software. After the surgeon selects the optimal bone cuts and a prosthesis, ORTHODOC creates a surgical plan, which is then up-loaded to the surgical robot. The surgical plan guides the robot as it mills the bone in the operating room. Both hip and knee replacement surgeries involve removing a portion of the bone at the joint, referred to as "milling," to properly replace it with a prosthesis. For hip replacement surgery, a cavity is milled by the robot into which the selected prosthesis is inserted. In the case of knee replacement surgery, ROBODOC mills both the upper and lower leg bone ends for precise and accurate prosthesis placement according to the plan.

Neurosurgical Applications

The Company closed its wholly-owned subsidiary in France in the third quarter of 2003 and exited the neurosurgery segment of the market to focus on its core business of orthopedic surgery. The Company intends to re-enter the neurosurgery market again after securing FDA clearance for its ROBODOC system.

Specialized Product Development

The Company develops specialized presurgical planning software for several major implant manufacturing companies. These implant manufacturer's contract with the Company for the development of software for particular lines of new prostheses to be used with the ROBODOC system.

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

Marketing, Sales and Distribution

As further discussed in "Government Regulations," ROBODOC cannot be marketed in the United States until it has been cleared by the U.S. Food and Drug Administration (the "FDA"). Accordingly, substantially all of the Company's sales are made to customers located in foreign countries. The Company markets the ROBODOC system to orthopedic and trauma surgeons and hospitals in Europe through direct sales and through distributors in Japan, Korea and India.

The Company promotes the ROBODOC system through presentations at trade shows, advertisements in professional journals and technical and clinical publications, and direct mail campaigns. Presentations to potential customers focus on the clinical benefits to the patient and the potential financial and marketing benefits to hospitals and surgeons.

Manufacturing

The Company's manufacturing process primarily consists of the assembly of purchased components, integration of proprietary software, product testing and packaging. The Company's manufacturing facility is located in Sacramento, California. The surgical components of the ROBODOC consist of readily available commercial parts, a customized robot arm, a robot base and a control cabinet. Upon receipt, these and other components are tested and assembled into a complete system. The final assembled product is tested once again before shipment to a customer.

One of the key components of the ROBDOC system, a customized Robotic arm, has been manufactured by a Japanese manufacturer, Sankyo Seiki, pursuant to Company specifications. The specifications for this component are the proprietary property of the Company and cannot be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2006. The Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

Research and Development

Since inception, the Company's engineering activities have focused on the development of innovative image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company incurred research and development expenses of approximately $318,000 during the year ended December 31, 2005, and $994,000 in the year ended December 31, 2004.

Competition

The principal competition for ROBODOC is from manual surgery performed by orthopedic surgeons using surgical power tools, navigated instrumentation and manual devices. These tools and devices are manufactured and/or distributed by major orthopedic companies, including Stryker Corporation, Zimmer, Inc., DePuy, Inc. (a subsidiary of Johnson & Johnson), Smith and Nephew, and Biomet, Inc.

Navigational instrumentation systems, offered by the major manufacturers of orthopedic devices, are an intermediate step between unaided free hand and robotic surgery. Navigational systems use a tracking device affixed to the end of traditional cutting tools to assist the surgeon in visualizing tool positions for bone preparation and implant placement.

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

Patents and Proprietary Rights

The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect the Company's proprietary rights in its products and to maintain a competitive position in the market place. ROBODOC and ORTHODOC are registered trademarks of the Company. The Company has been issued nine U.S. patents, has four U.S. patents pending, and has filed additional patent applications covering various aspects of the technology in Europe and in the United States. U.S. issued patents include:

     o    Computer aided system for revision total hip replacement surgery;

     o    Computer system and method for finish cutting bone cavities;

     o    Computer system and method for positioning a surgical robot;

     o Computer system and method for cavity generation for surgical planning and initial placement of a bone prosthesis;

     o    Bone motion tracking for ROBODOC Surgical Systems;

     o Method for determining location and orientation of a bone for CAS procedures using intra-operative attached markers;

     o    Methods and apparatus for registered CT-Scan Data to multiple images;

     o System and method for fusing 3D shape data on distorted images without correcting for distortion; and

     o Computer system and method for performing image directed robotic orthopedic procedures without a fiducial reference system.

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

Government Regulations

The medical devices the Company manufactures and markets are subject to extensive regulation by the U.S. Food & Drug Administration ("FDA") and other federal and foreign governmental authorities.

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

The second U.S. clinical trial designed to secure FDA clearance to market the ROBODOC System in the U.S. began in December 2000. This trial is designed to address specific questions raised by the FDA based on its review of the results from the first clinical trials conducted in 1994 though 1996. This trial for 188 subjects is being conducted using the third generation (latest version) ROBODOC System. Upon completion of the trials, the Company will submit a 510(k) petition to the FDA for clearance to market the ROBODOC System in the United States. At December 31, 2005, a total of 109 patients have been enrolled in this study.

The Company did not sponsor any clinical trial sites from June 2005 through June 2006, as it did not maintain product liability insurance coverage during that period. Upon obtaining product liability insurance in September 2006, the Company reestablished clinical trial sites at Sutter General Hospital in Sacramento, California, Buffalo General Hospital in Buffalo, New York, and Jewish Hospital in Cincinnati, Ohio, and is in discussion with additional sites to add to the studies.

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

Although the Company has not received clearance to market the ROBODOC System in the U.S., the Company is permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require FDA export approval. FDA export approval, when it is required, is granted when certain requirements are met including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies.

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

Product Liability

Prior to June 2004, the Company maintained product liability insurance in the amount of $10 million per occurrence and $10 million in the aggregate. This coverage was cancelled by the insurance carrier in June 2004, due to the Company's financial inability to pay the requisite insurance premiums. In September 2006, the Company secured a new product liability insurance policy in the amount of $2 million per occurrence and $2 million in aggregate.

The Company has experienced no liability claims to date.

The Company is subject to legal proceedings and claims that arise in the normal course of business as is discussed in Item 3 "Legal Proceedings" in this report.

Major Customers

The Company's products are sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa. The Company's international distributors are KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India. The Company also develops specialized pre-surgical planning software for several major customers, including DePuy International Limited, Fujifilm Medical Systems USA, Inc, Stryker and Zimmer Inc.

A significant portion of the Company's sales are to a limited number of customers. One major customer of the Company accounted for 79% of the Company's revenue during the year ended December 31, 2005, and three major customers accounted for 45%, 24% and 22% for the year ended December 31, 2004. At December 31, 2005, two customers accounted for 100% of accounts receivable, and at December 31, 2004, two customers accounted for 98% of accounts receivable.


Employees

On December 31, 2005, the Company had no employees. All employees, including the Company's three officers, were terminated on June 2, 2005. None of the employees were covered by collective bargaining agreements.

Item 2. Description of Property

On December 17, 2005, the Company moved from a leased 15,000 square foot site at 1850 Research Park Drive in Davis, California to a leased 4,800 square foot site at 6220 Belleau Wood Lane, Sacramento, California and on December 1, 2006, the Company moved to a leased 11,200 square foot site at 1433 N. Market Blvd., Suite 1, Sacramento, California, 95834 with a four year lease.

Item 3. Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company cannot assure that it would prevail in such matters nor can it assure that any remedy could be reached on mutually agreeable terms, if at all.

On December 17, 2004, the Company was served with a summons and complaint commenced in Yolo County (California) Superior Court (the "Court"), entitled Bischoff, et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiffs, all from Germany, alleged that the Company's ROBODOC System is defective and dangerous, both in its manufacture and design and, as a result of such defect and dangerous condition, the plaintiffs, all of whom were subject to medical treatment which utilized the ROBODOC System, sustained injury. On May 31, 2005, the Company filed a motion to dismiss and on June 1, 2005, an order granting the Company's motion was entered by the Court.

On October 20, 2005, the Company was served with a summons and complaint commenced in San Diego County (California) Superior Court (the "Court"), entitled La Jolla Cove Investors Inc., et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiff's alleged that the Company was in breach of contract and intentional misrepresentation in relation to the June 9, 2004 convertible debenture agreement. On December 9, 2005, the Company made payment to La Jolla Cove Investors of $8,000 for La Jolla to halt action on the suit while a settlement agreement was worked out.

On January 27, 2006, the Company and La Jolla Cove Investors, Inc. signed a promissory note settlement agreement. Upon making the final payment listed below, the Company was released of any and all claims stated in, or in any way related to, claims asserted in the lawsuit.

         December 9, 2005           $   8,000
         January 27, 2006              50,000
         February 24, 2006             25,000
         March 29, 2006                25,000
         April 19, 2006                42,000
                                    ---------
                                    $ 150,000
                                    =========

Item 4. Submission of Matters to a Vote of Security Holders

None

                                    Part II.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information for Common Stock

On May 24, 2004, the OTC Bulletin Board discontinued the quotation of the Company's stock on its system due to its failure to file its annual report on a timely basis. The Company's stock then began to be quoted, and continues to be quoted on the pink sheets, under the trading symbol "RDOC." The following table sets forth the high and low sales prices, as reported by the NASDAQ on-line web site www.NASDAQ.com, for shares of the Company's common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                       Common Stock
                                                          (RDOC)
                                                ----------------------------
              Fiscal Year Ended                  High            Low
              December 31, 2005                 ------          ------
              -----------------

              First Quarter                     $0.040          $0.021
              Second Quarter                    $0.005          $0.005
              Third Quarter                     $0.005          $0.004
              Fourth Quarter                    $0.002          $0.002

              Fiscal Year Ended
              December 31, 2004                  High            Low
              -----------------                 ------          ------

              First Quarter                     $0.130          $0.060
              Second Quarter                    $0.115          $0.050
              Third Quarter                     $0.080          $0.050
              Fourth Quarter                    $0.070          $0.035

Holders

As of March 31, 2007 there were 275 holders of record of the common stock.

Dividends

The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business.

Recent Sale of Unregistered Securities

During the twelve-month period ended December 31, 2005, the Company did not issue any unregistered securities.

Equity Compensation Plans

The following table provides information as of the fiscal year ended December 31, 2005 with respect to the Company's compensation plans (including individual compensation arrangements).

                                           EQUITY COMPENSATION PLAN INFORMATION TABLE

                                        (a)                            (b)                         (c)

Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
Equity compensation plans
approved by security holders             -0-                         $0.00                    1,799,038 (1)

Equity compensation plans not
approved by security holders         400,000                         $0.06                        -0-
                                     -------                         -----                    ---------

Total                                400,000 (2)                     $0.06                    1,799,038
                                     =======                         =====                    =========

(1)  Includes the Company's 1998 Stock Option Plan and its 2000 Stock Award
     Plan.
(2) Consists of: (i) 100,000 warrants issued for consulting services which expire in May 2007 and have an exercise price of $0.06 per share; (ii) 300,000 warrants for consulting which expire in July 2014 and have an exercise price of $0.0625 per share.


Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis relates to the operations of Integrated Surgical Systems, Inc. and should be read in conjunction with its financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

Integrated Surgical Systems, Inc. was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although the Company has not received clearance to market the ROBODOC(R) System (ROBODOC) in the U.S., the Company is permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require FDA export approval. The Company sells its robotic systems to international distributors, who in turn resell the product in their territories. The Company's international distributors are KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

On June 10, 2005 the Company filed an 8-K with the SEC disclosing that the Company had ceased operations, two of the three outside directors had resigned, all employees were terminated and the Company's officers were evaluating all options available, including securing additional capital, the sale of assets and the seeking of protection under the federal bankruptcy laws. On July 11, 2005, the third outside director resigned, leaving Ramesh C. Trivedi as the only director.

On December 17, 2005, the Company moved from a leased 15,000 square foot site at 1850 Research Park Drive in Davis, California to a leased 4,800 square foot site at 6220 Belleau Wood Lane, Sacramento, California and on December 1, 2006 the Company moved to a leased 11,200 square foot site at 1433 N. Market Blvd., Suite 1, Sacramento, California, 95834 where it currently operates under a four year lease.

In November 2005, the Company received an advance for a ROBODOC System from its Korean distributor and this system was shipped in January 2006. In February 2006, the Company received an advance for another ROBODOC System from its Korean distributor and this system was shipped in March 2006.

Product revenue consists of sales of the Company's principal orthopedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers contract with the Company for the development of software for particular lines of new prosthesis to be used with the ROBODOC System.
The Company currently has no outstanding warranties on its products.

Results of Operations (2005 vs. 2004)

For the year ended December 31, 2005, net revenue of $3,430,000 and cost of revenue of $657,000 resulted with gross margin of $2,773,000 and operating expenses of $758,000 and other income net of $10,000 resulted in net income of $2,005,000 or $0.04 per basic share and $0.03 per dilutive share. This is the first year that ISS has ever reported net income.

Net revenue

Net revenue of $3,430,000 for the year ended December 31, 2005 was up 45% when compared to $2,360,000 for the year ended December 31, 2004. Although there were no ROBODOC Systems sales in 2005, compared to two ROBODOC Systems sold in 2004, the loss of this $1,055,000 in sales was more than offset by the $2,994,000 in development revenues when compared to $758,000 in development revenue in 2004. Revenue from service contracts, parts and consumables decreased slightly from $547,000 to $436,000.

The increase in revenue of $1,070,000 in 2005 from 2004 is presented in the following table:

                                             2005                            2004                    Increase (Decrease)
                                   --------------------------     --------------------------     --------------------------
                                     Units                         Units                           Units
                                     Sold            Revenues      Sold             Revenues       Sold          Revenues
                                     ----            --------      ----             --------       ----          --------
ROBODOC Systems                           -        $         -          2         $  793,000        (2)         $ (793,000)
ROBODOC Modules                           -                  -          3            262,000        (3)           (262,000)
                                    -------        -----------     ------         ----------    -------         ----------
  Total Systems and Modules               -                  -          5          1,055,000        (5)         (1,055,000)
                                    =======                        ======                       =======

Service contracts, parts
 and consumables                                       436,000                       547,000                      (111,000)

Development revenues                                 2,994,000                       758,000                     2,236,000
                                                   -----------                    ----------                    ----------
  Total Revenues                                    $3,430,000                    $2,360,000                    $1,070,000
                                                   ===========                    ==========                    ==========

Cost of revenue

Cost of revenue of $657,000 in 2005 decreased by 27% when compared to $894,000 in 2004. This positive reduction is due to the significantly lower costs related to development revenues than system revenues and the mix of revenues in 2005 of 87% development revenues, 13% service contracts, parts and consumable revenues, and no systems revenue compared to a mix in 2004 of 32% development revenues, 23% service contract, parts and consumable revenues and 45% systems revenues. Costs were also lower as there were no salary expenses incurred from June 2005 when all employees and officers were terminated and limited operations were not restarted until December 2005.

Gross margin

Gross margin of $2,773,000 in 2005 increased 89% in 2005 when compared to $1,466,000 in 2004 and was 81% of revenue compared to 62% of revenue in 2004 as 87% of revenues in 2005 were from higher margin development revenues compared to 32% development revenues in 2004 and costs were lower as there were no salary expenses incurred from June 2005 when all employees and officers were terminated and limited operations were not restarted until December 2005.

Operating expenses

Operating expenses of $758,000 in 2005 decreased by 64% when compared to $2,105,000 in 2004 and were 22% of revenue in 2005 compared to 85% of revenue in 2004 when all employees and officers were terminated and limited operations were not restarted until December 2005. Operating expenses in 2005 are comprised of selling, general and administrative expenses of $803,000, research and development of $318,000 offset by the forgiveness of debt of $363,000.

Selling, general and administrative expense of $803,000 decreased in 2005 by $219,000 from $1,021,000 in 2004. With the termination of employees in June 2005, salary and other direct operating expenses were reduced. The Company continued to incur some contract and occupancy costs as was necessary to maintain its custodial environment.

Research and development expenses of $318,000 decreased $676,000 from $994,000 in 2004 as a result of operations ceasing in June of 2005 with a limited start-up in December 2005.

The gain on forgiveness of debt was a result of the re-evaluation of the status of various accrued liabilities and discussions with various prior vendors in anticipation of the Company ceasing operations.

Other income and expense (net)

The Company recorded $10,000 and $7,000 in 2005 and 2004, respectively, as interest expense.

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

The Company uses the Black-Scholes option price model to value the embedded conversion and the detachable warrants that are recorded as a derivative liability. In valuing the embedded conversion feature and the detachable warrants, at the time they were issued and quarterly thereafter, the Company used the market price of the Company's common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the convertible debt feature or detachable warrants and the expected volatility of the Company's common stock.

Derivative liability expense of $86,000 and the offsetting derivative liability amortization of discount of $86,000 resulting from the application of the mark to market requirements of FAS 133 netted to zero for the year.

Liquidity

The reports of the Company's Independent Registered Public Accounting Firm on the 2005 and 2004 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. On June 2, 2005, the Company terminated all of its employees and ceased operations. The former officers of the Company were evaluating all options available, including securing additional capital, the sale of assets and the seeking of protection under the federal bankruptcy laws.

In November 2005, the Company received a cash advance to build a ROBODOC System and relocated to a smaller facility in Sacramento, California to build this system with a limited workforce.

Through December 31, 2005, the Company has been funded through cash from operations and sales of equity securities (see "Capital Resources"). At December 31, 2005, the "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was only .05. It has been difficult for the Company to meet financial obligations, including payroll, as they come due, and the Company expects this situation to continue through 2006.

Net cash used in operating activities was $1,158,000 for the year ended December 31, 2005. This resulted from net income of $2,005,000, adjusted for non cash transactions of $5,000 for depreciation, $100,000 for reserves on inventory and $363,000 for the forgiveness of debt. The primary changes in funds used in operating assets and liabilities were decreases in accrued payroll and related expenses of $490,000, unearned income of $2,542,000 and accounts payable and accrued liabilities of $200,000 offset by a decrease in inventory of $244,000 and an increase in other current liabilities of $83,000.

The decrease in accounts payable and other accrued liabilities was primarily due to the reimbursement of business expenses incurred by officers and employees over the past several years. The decrease in accrued payroll and other related expenses was primarily from payments made for past due payrolls from 2004 and related accrued benefits. The decrease in unearned income primarily is from the recognition of revenue on development projects and the recognition of income on servicing contracts.

The decrease in cash from financing activities of $8,000 was due to the payment of debt owed to an accredited investor. The Company expects to derive most of the cash required to support operations through sales of ROBODOC Systems, continued conversion of the inventory balance into cash, collection of accounts receivable and through additional financing. It is critical for the Company to obtain cash from these sources. There can be no assurance that the Company can continue to convert inventory, collect receivables or raise additional funds on acceptable terms or at all.

The Company has the following contractual obligations and commercial commitments at December 31, 2005:

                                           Less Than                Greater Than
                              Total         1 Year      1-3 years     3 Years
                              -----        --------     ---------     --------

Facility operating leases    $16,000        $16,000         $0           $0

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

At December 31, 2005, the Company had an aggregate amount due to executive officers of approximately $678,715. These amounts due are in the form of deferred salaries and unreimbursed travel expenses. Of such amounts, $432,000 and $19,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, President and Chief Executive Officer of the Company; $130,000 and $2,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, Vice President of engineering of the Company; and $96,000 is included in accrued payroll and related expense and is due to Charles J. Novak, Chief Financial Officer of the Company. At December 31, 2005, the Company had accrued payroll and accrued payroll taxes of $159,000 for all other employees.

Capital Resources

On December 31, 2005, there were 45.1 million shares of the Company's common stock outstanding, and is listed on the pink sheets at $0.02 a share, giving the Company a market capitalization of $0.9 million. In the first quarter of 2001, the Company's common stock and warrants were delisted by the Nasdaq because the stock did not maintain the market's minimum bid price of $1.00 per share. On May 24, 2004, the OTC Bulletin Board ceased quoting the Company's stock due to the failure of the Company to file its annual report on Form 10-KSB on a timely basis. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called "penny stocks". The Securities and Exchange Commission rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and making it more difficult for investors to sell the shares of the Company's stock.

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

     o    $50,000 was disbursed to the Company on October 19, 2004.

The convertible debenture bore interest at 6 3/4%, matures two years from the date of issuance, and is convertible, at the investor's option, into the number of shares of Company common stock equal to the principal amount of the debenture being converted multiplied by 11, less the product of the conversion factor multiplied by ten times the dollar principal amount of the debenture being converted. The conversion factor for the convertible debenture is the lesser of
(i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to proportionately exercise, concurrently with the submission of a conversion notice by the selling stockholder, the warrants. The warrants are at an exercise price of $1.00 per share.

The investor had contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of Company common stock such that the number of shares of common stock held by it and its affiliates after such conversion and exercise does not exceed 4.9% of the then issued and outstanding shares of Company common stock.

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intended to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation would be made pursuant to a proxy statement in conformity with the rules and regulations of the Securities and Exchange Commission.

The issuance of the convertible debenture and warrants to the investor was contingent upon stockholder approval of the increase in the Company's authorized common stock. If such approval had not been received, the agreement would terminate and the Company will be obligated to repay the proceeds received to date and other funds disbursed by the investor to professionals in payment of services rendered on behalf of the Company. As a result, the Company recorded such proceeds in other current liabilities. In the event of a default on the original $100,000 the Company will be assessed a penalty of 150% of the original amount plus $15,000 for each month that payment is not received.

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

The Company received notice that it was in default on August 31, 2005 and as of December 31, 2005 has recorded $94,288 in penalties and interest.

On December 9, 2006, the Company made a payment of $8,000 to the accredited investor as earnest money to halt legal action while a settlement could be worked out.

On January 27, 2006, the Company reached a settlement agreement in the form of a promissory note and the Agreement, debenture and warrants were cancelled in exchange for payments made as follows:

         December 9, 2005                   $    8,000
         January 27, 2006                       50,000
         February 24, 2006                      25,000
         March 29, 2006                         25,000
         April 19, 2006                         42,000


At December 31, 2005, the Company had 168 shares of convertible preferred stock outstanding. Each share of preferred stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock over the five trading days preceding the date of conversion. Because there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the Company's audited financial statements included elsewhere in this Form 10-KSB and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such audited financial statements requires the Company to make estimates and judgments that affect the reported amounts of the Company's assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates, including those related to bad debts, inventories, impairment of assets, warranties, contingencies and litigation. The Company bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company has discussed its critical accounting policies with the board of directors of the Company. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the financial statements:

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

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for the year commencing after December 15, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's financial statements.

Management does not believe that any other recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.


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

The reports of the Company's Independent Registered Public Accounting Firm on the 2005 and 2004 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company has a plan to address these issues which it believes will enable the Company to continue to operate through December 31, 2006. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that the Company will seek bankruptcy protection. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

The Company's future financial performance will depend almost entirely on sales of the ROBODOC System. The Company expects to derive most of its near-term revenue from sales of the ROBODOC System. Having sold no ROBODOC Systems in 2005 and only two ROBODOC Systems in 2004, the Company must develop an effective sales and marketing organization and expend sufficient funds to inform potential customers of the distinctive characteristics and advantages of using the system instead of traditional surgical tools and procedures.

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

The Company needs, but has not yet secured, clearance from the FDA under 510(k) petition to market the ROBODOC System in the U.S. In December 2000, the Company began its second U.S. clinical trial designed to demonstrate that the ROBODOC System is safe and effective for its intended use as an alternative to other surgical power tools and manual devices used in hip replacement surgery. The trial calls for the completion of hip replacement surgeries in a total of up to 188 subjects performed at up to four clinical trial sites. The Company has established three sites, Sutter General Hospital in Sacramento, California, Buffalo General Hospital in Buffalo, New York, and Jewish Hospital in Cincinnati, Ohio.

The Company can provide no assurance that, at the completion of the clinical trials, the FDA will grant clearance to market the system in the U.S. and that such clearance will not include unfavorable limitations or restrictions. In addition, FDA clearance gives no assurance of market acceptance or that the Company will generate gross margins to obtain profitability.

Even after receipt of any FDA clearance to market, the Company expects that the FDA may consider any new ROBODOC surgical applications to be new indications for use, which may require FDA clearance prior to marketing. The FDA may require additional trials before allowing the Company to incorporate new imaging modalities (such as ultrasound, MRI, etc.) or other different technologies in the ROBODOC System. Similarly the FDA may require additional clinical data to support new indications and may require new clinical data for clearance of enhanced technological characteristics.

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

The manufacture and sale of medical products exposes the Company to the risk of significant damages from product liability claims. The Company maintains product liability insurance against product liability claims in the amount of $2 million per occurrence and $2 million in the aggregate. Although the Company has not experienced any product liability claims to date, a successful claim in excess of the Company's insurance coverage could have a materially adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

The Company is dependent on the suppliers of robots. Although the Company has multiple sources for most of the components, parts and assemblies used in the systems, one of the key components of the ROBDOC System has been manufactured by a Japanese manufacturer, Sankyo Seiki, pursuant to ISS specification. The specifications, for this component, are the proprietary property of the Company and can not be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2006 and, the Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

The Company depends heavily on the principal members of its management team and engineers. The Company's growth and future success will depend in large part on the continued contributions of key technical and senior management personnel. Dr. Ramesh Trivedi, the Company's President and Chief Executive Officer, Charles Novak, the Company's Vice President of Finance and Administration, David Adams, the Company's Chief Financial Officer and Leland Witherspoon, the Company's Vice President of Research and Development, are not retained by employment agreements and are terminable by the Company or by such officer at any time. The loss of the services of Dr. Trivedi, Mr. Novak, Mr. Adams, Mr. Witherspoon or other senior management or key technical personnel could have a material adverse effect on the business, financial condition, cash flows and results of the Company's operations.

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

Purchases of the Company's shares are subject to the SEC's penny stock rules. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called penny stocks. The Securities and Exchange Commission rules require brokers to provide information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and make it more difficult for investors to sell. On May 24, 2004, the OTC Bulletin Board ceased quoting the Company's stock due to the Company's failure to file its annual report on a timely basis. Since that time, the Company's common stock has traded on the pink sheets (symbol "RDOC"). As a result, the market liquidity for the Company's securities is severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 15, 2005, Macias Gini & O'Connell LLP ("Macias & Gini") resigned as the Company's independent accountant. During the fiscal year ended December 31, 2004, and through the date of resignation, there were no disagreements with Macias & Gini on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to Macias & Gini's satisfaction, would cause Macias & Gini to make reference to the subject matter of the disagreement(s) in connection with its reports.

The audit report of Macias & Gini on the financial statements of the Company as of and for the fiscal year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report contained an explanatory paragraph indication that there is substantial doubt about the Company's ability to continue as a going concern.

Item 8A. Controls and Procedures

Under the supervision and with the participation of management, including the Company's President and Chief Executive Officer and Chief Financial Officer, an evaluation was made of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to December 31, 2005.

Item 8B. Other Information

None


                                    Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons; and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Company's executive officers were terminated on June 2, 2005 when the Company ceased operations, but they continued to explore opportunities to restart the Company without compensation through November 23, 2005. Effective December 1, 2005, the officers of the Company began receiving compensation as they restarted the Company.

The Company had four directors at December 31, 2004 and only one director at December 31, 2005, as directors Jack Moorman and Paul Pankow resigned on June 2, 2005, and director/chairman of the board Falah Al-Kadi resigned on July 11, 2005, leaving Ramesh C. Trivedi as the only remaining director.
The Company's executive officers and directors are listed below:

                                    Age at
              Name                 Dec 31,                    Position with the Company                        Period
                                     2005
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Ramesh C. Trivedi                     66      Officer - President/Chief Executive Officer                 Through 6-2-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Charles J. Novak                      58      Officer - Chief Financial Officer                           Through 6-2-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Leland W. Witherspoon                 54      Officer - Vice President Research & Development             Through 6-2-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
David H. Adams                        61      Controller                                                  Through 6-2-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Falah Al-Kadi                         55      Director / Chairman of the Board                            Through 7-11-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Jack W. Moorman                       58      Director                                                    Through 6-2-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Paul Pankow                           75      Director                                                    Through 6-2-05
---------------------------------- ---------- ----------------------------------------------------------- ----------------
Ramesh C. Trivedi                     66      Director                                                    Continuous
---------------------------------- ---------- ----------------------------------------------------------- ----------------

Biographical Information on Officers, Directors and Control Persons

Ramesh C. Trivedi has been the Company's President and Chief Executive Officer from November 1995 through June 2005. Prior to that time, Dr. Trivedi was a principal of California Biomedical Consultants, an international consulting firm, and he served as the President and Chief Executive Officer of DigiRad Corporation, a medical imaging company. Dr. Trivedi received his Ph.D. in chemical engineering from Lehigh University, and holds an MBA from Pepperdine University.

Charles J. Novak has been the Company's Chief Financial Officer from July 2002 through June 2005 and the Company's Vice President of finance and administration since November 2006. From September 2001 to December 2001, Mr. Novak was the Vice President of Finance and Administration and Chief Financial Officer for Realty Plus Online, a real estate software transaction system company. From January 2001 to September 2001, he was the Vice President of Finance and Administration and Chief Financial Officer for WebRaiser Technologies, Inc., an integration and professional services firm. From February 1999 to January 2001, Mr. Novak was the director of operations for MRI Sierra International Group, Inc., an executive search firm. From September 1995 to February 1999, he was the assistant corporate controller for USCS International, Inc., a supplier of customer management software and open billing solutions. Prior to that, Mr. Novak served in executive management positions for Describe, Inc. and HealthTek, Inc. and he served in various management positions with the Hewlett-Packard Company. Mr. Novak earned his BS in Accounting from Lewis University in Lockport, Illinois.

David H. Adams has been the Company's controller from April 2004 through June 2005. From 2003 to 2004 Mr. Adams was Chief Financial Officer of Velocity Mobile a provider of cellular phone equipment and services. From 2000 to 2003 Mr. Adams was Chief Financial Officer of Unify Corporation, a software development company with international subsidiaries. Prior to that Mr. Adams was Chief Financial Officer of Commerce Security Bank. Mr. Adams earned his BA in Accounting from Humboldt State University.

Leland W. Witherspoon has been the Company's Vice President of research & engineering from April 1997 through June 2005. From 1992 to 1997, Mr. Witherspoon was director of product research and development for Sorin Biomedicals, Inc., a developer and manufacturer of cardiopulmonary and cardiovascular hardware and software products. Prior to that time, he served in various technical and management positions for Pfizer/Shiley, Xerox Medical Systems and IBM. Mr. Witherspoon received his Bachelor of Science from Rensselaer Polytechnic Institute.

Falah Al-Kadi has been chairman of the board of directors and a director of Integrated Surgical Systems, Inc. from December 1999 through July 2005. Mr. Al-Kadi is vice chairman of International Licensing Holding sal ("ILTAG"), a position he has held since 1994. ILTAG is a Lebanese holding company registered under Commercial Registration no. 855.

Jack W. Moorman has been a director of Integrated Surgical Systems from October 2002 through June 2005. Since August 2002, Mr. Moorman has been President and Chief Executive Officer of Microbar Inc., a capital equipment manufacturer of advanced chemical management systems, and acted as interim president of Microbar Inc., from December 2001 to August 2002. From December 2000 to December 2001, Mr. Moorman was a self-employed start-up consultant to various companies. From July 1999 to December 2000, Mr. Moorman served as President of Vivant Medical Incorporated, an early stage venture capital funded medical device company, which merged with MCT Medical Inc., a liver tumor ablation medical device company founded by Mr. Moorman in November 1998. From June 1999 to July 1999, Mr. Moorman provided business and consulting services to us. From December 1997 to July 1999, Mr. Moorman was self-employed as a business and technical consultant in parallel with MCT Medical Inc. Mr. Moorman received his BS in Ceramic Engineering from the University of Illinois and his MS in Management from Stanford Graduate School of Business.

Paul A. H. Pankow has been a director of Integrated Surgical Systems, Inc. from January 2003 through June 2005. Mr. Pankow previously served as a director of the Company from May 1995 through December 1999. Since March 1995, Mr. Pankow has been President of PAP Consulting, a business and technical consulting firm. From September 1959 to February 1995, he held various positions with 3M Corporation, most recently as a Vice President of its Imaging Systems Division, Staff Vice President of Digital Imaging Application Center and Staff Vice President of special programs. He currently serves as a member of several private boards. Mr. Pankow received his B.S. in mechanical engineering and business administration from the University of Minnesota.

Michael J. Tomczak was appointed to serve as a Director of the Company in September 2006. Mr. Tomczak is currently a partner of Tomczak & Co CPA, LLP, which primarily provides consulting and accounting services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997. Mr. Tomczak served as Retail Technology International, Inc.'s (RTI) Chief Executive Officer and President from 2002 until its sale to Island Pacific, Inc in 2004 and was co-owner during that same time period. RTI was a developer of point-of-sale software and Island Pacific is a developer of retail management software. Mr. Tomczak was also Chairman of RTI's Board of Directors during that same period and had previously served as RTI's Chief Financial Officer from 2001. Upon the sale of RTI to Island Pacific, he became its President and Chief Operating Officer until 2005. Mr. Tomczak was a member of Island Pacific's Board of Directors from 2004 until 2005. Prior to joining the Company, Mr. Tomczak served as director of Ernst & Young's Sacramento office's Entrepreneurial Services Group. Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and is a Certified Public Accountant in California.

Peter B. Mills was appointed to serve as a Director of the Company in September 2006. Mr. Mills is Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California and Shanghai, China. He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and

Hewlett-Packard Company. He has also served as the Vice President of Sales at Softchain, an enterprise supply chain software company acquired in 2001. Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea. Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2005.

Committees of the Board Of Directors

Prior to June 2, 2005, the Company had an audit committee and a compensation committee. From June 3, 2005 through September 19, 2006, the Company functioned with only one director and had no committees.

Terms of Office

The directors of the Company are appointed for a one-year term to hold office until the next annual meeting of shareholders of the Company and until their successors have been duly elected and qualified, unless removed from office in accordance with the Company's by-laws. The Board of Directors appoints the officers at its annual meeting immediately following the shareholders annual meeting and such officers hold office until removed from office by the Board of Directors.

Code of Ethics

A Code of Ethics that applies to the Company's executive officers as well as to all employees was approved and adopted by the Board of Directors on April 8, 2004 and it is attached to the Company's 10-KSB for the fiscal year ended December 31, 2003. Copies of the Code of Ethics may be obtained free of charge by written request to Integrated Surgical Systems, Inc. attention Chief Financial Officer, 1433 N. Market Blvd, Suite, 1, Sacramento, CA, 95834.

Item 10. Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2005, 2004 and 2003, the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2005 (collectively, the "Named Executive Officers").


                                                 Summary Compensation Table
                                                                                            Long-Term
                                                   Annual Compensation                     Compensation
                                                   -------------------                     ------------
                                                                                            Securities
              Name and                                          Cash                        Underlying
         Principal Position          Year       Salary (1)      Bonus      Other (2)         Options
         ------------------          ----       ----------      -----      ---------         -------
     Ramesh C. Trivedi               2005          $128,253       $0          $10,964          -0-
     President and Chief             2004           302,226        0           13,862        100,000
     Executive Officer               2003           302,226        0           25,139        300,000

     Leland Witherspoon              2005            67,334        0                0          -0-
     Vice President,                 2004           142,600        0                0        100,000
     Engineering                     2003           142,600        0                0        125,000

     Charles J. Novak                2005            61,154        0                0          -0-
     Chief Financial Officer         2004           120,000        0                0        100,000
                                     2003           120,000        0                0         80,000

(1) The 2005 salary information for all officers represents a partial year as all of the Company's employees were terminated effective June 2, 2005.

(2) Represents expense allowances under the terms of Dr. Trivedi's employment agreement.


Employment Agreements

There are no current employment agreements, as all employment agreements were terminated on June 2, 2005 when the Company ceased operations.

Stock Options

The following table contains information concerning the grant of stock options under any of the Company stock option plans to the Named Executive Officers during the fiscal year ended:

                                December 31, 2005
                     Stock Option Grants in Last Fiscal Year
                               (Individual Grants)

                                           % of Total
                             Number of      Options                                        Potential Realizable Value at Assumed
                              Shares       Granted to                                           Annual Rates of Stock Price
                            Underlying     Employees     Exercise                              Appreciation for Option Term
                              Options      in Fiscal     Price per                             ----------------------------
          Name               Granted          Year         Share       Expiration Date             5%                10%
          ----               -------          ----         -----       ---------------             --                ---

Ramesh C. Trivedi                   none         0.0%      $0.00                n/a               none                none

The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options held at December 31, 2005, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2005.
The value of the unexercised in-the-money options at December 31, 2005, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2005.




               Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values
                                Shares Acquired
                                 Upon Exercise           Number of Securities             Value of Unexercised
                                  Of Options                  Underlying                      In-The-Money
                                 During Fiscal            Unexercised Options                  Options at
                                     2005                At December 31, 2005               December 31, 2005
                                     ----                --------------------               -----------------
                                          Value
Name                         Number     Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                         ------     --------     -----------    -------------     -----------    -------------

Ramesh C. Trivedi              none        none         none             none               $0.00            $0.00

Director Compensation

The Company currently does not have in effect a policy regarding compensation for serving on the Company's board of directors. However, the Company does reimburse its directors for their reasonable expenses incurred in attending meetings of the Company's board and its outside directors are periodically granted options to purchase shares of the Company's common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 31, 2007 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary
Compensation Table above and (iv) all directors and officers as a group.

                                                            Amount and          Percentage of
                                                           Nature of            Common Stock
                                                           Beneficial           Beneficially
Name (3)                                                   Ownership (1)          Owned (2)
--------                                                   ------------         --------------

Ramesh C. Trivedi                                            590,334   (4)          1.29
Leland W. Witherspoon                                        419,818   (5)             *
Charles J. Novak                                              83,333   (6)             *
David H. Adams                                                58,334   (7)             *
Michael J. Tomczak                                            17,500   (8)             *
Peter B. Mills                                                17,500   (9)             *

All directors and officers as a group (6 persons)          1,186,819                2.53


-----------------------------------------------------------------------------------------------

*        Less than one percent.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(2) Based on 45,784,089 shares of common stock outstanding as of March 31, 2007.
(3) Address is c/o Integrated Surgical Systems, Inc., 1433 N. Market Blvd., Suite 1, Sacramento, California 95834.
(4) Includes 583,334 shares issueable to Dr. Trivedi upon the exercise of presently issueable stock options. Does not include 416,666 shares issueable upon the exercise of stock options which are not presently exerciseable.
(5) Includes 408,334 shares issueable to Mr. Witherspoon upon the exercise of presently issueable stock options. Does not include 291,666 shares issueable upon the exercise of stock options which are not presently exerciseable.

(6) Includes 83,333 shares issueable to Mr. Novak upon the exercise of presently issueable stock options. Does not include 116,667 shares issueable upon the exercise of stock options which are not presently exerciseable.
(7) Includes 58,334 shares issueable to Mr. Adams upon the exercise of presently issueable stock options. Does not include 41,666 shares issueable upon the exercise of stock options which are not presently exerciseable.
(8) Includes 17,500 shares issueable to Mr. Tomczak upon the exercise of presently issueable stock options. Does not include 12,500 shares issueable upon the exercise of stock options which are not presently exerciseable.
(9) Includes 17,500 shares issueable to Mr. Mills upon the exercise of presently issueable stock options. Does not include 12,500 shares issueable upon the exercise of stock options which are not presently exerciseable.

Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in the "Equity Compensation Plans" section of Item 5 of this Annual Report on Form 10-KSB certain information with respect to securities authorized for issuance under The Company's equity plans.

Item 12. Certain Relationships and Related Transactions

At December 31, 2005, the Company had an aggregate amount due to executive officers of approximately $678,715. These amounts due are in the form of deferred salaries and unreimbursed travel expenses. Of such amounts, $432,000 and $19,000 are included in accrued payroll and related expense and accounts payable and accrued liabilities, respectively, and are due to Ramesh C. Trivedi, President and Chief Executive Officer of the Company; $130,000 and $2,000 are included in accrued payroll and related expense and accounts payable, respectively, and are due to Leland Witherspoon, vice president of engineering of the Company; and $96,000 is included in accrued payroll and related expense and is due to Charles J. Novak, Chief Financial Officer of the Company. At December 31, 2005, the Company had accrued payroll and accrued payroll taxes of $159,000 for all other employees.

See also "Item 5 - Market for Common Equity and Related Stockholder Matters - Recent Sale of Unregistered Securities" and "Item 10 - Executive Compensation - Employment Agreements."

Item 13. Exhibits

Exhibit      Description
-------      -----------

3.1          Composite of Restated Certificate of Incorporation of the Registrant, as amended. (1)
3.2          By-laws of the Registrant, as amended. (1)
3.4          Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1          Form of warrant issued to the underwriters for the Registrant's initial public offering in November
             1996. (2)
4.2          Form of Warrant Agreement relating to the Registrant's Redeemable Common Stock Purchase Warrants. (2)
4.3          Specimen Common Stock Certificate. (2)
4.4          Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.5          1998 Stock Option Plan. (5)
4.6          Employee Stock Purchase Plan. (5)
4.7          Common Stock Purchase Warrant issued by the Registrant to  International  Business  Machines  Corporation
             ("IBM"), dated February 6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein). (2)




4.8          Stockholders'  Agreement  between  the  Founders of the  Registrant  and IBM,  dated  February 6, 1991 as amended. (2)
4.9          Common Stock  Purchase  Warrant  issued by the  Registrant to IBM,  dated  December 21, 1995 (included as
             Exhibit I to Exhibit 10.5 herein). (2)
4.12         Registration  Rights Agreement among the Registrant,  IBM, John N, Kapoor Trust ("Kapoor"),  EJ Financial
             Investments V, L.P. ("EJ Financial"),  Keystone, Sutter Health and Sutter Health VP, dated as of December
             21, 1995 (included as Exhibit G to Exhibit 10.5 herein). (2)
4.13         1995 Stock Option Plan, as amended. (2)
4.23         Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (3)
4.31         Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (3)
4.37         2000 Stock Award Plan
4.38         2000 Long Term Performance Plan.
4.39         Change in Auditing Firm
10.1         Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991. (2)
10.2         License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.6         Investors  Agreement  among  the  Registrant,  IBM,  Wendy  Shelton-Paul  Trust,  William  Bargar,  Brent
             Mittelstadt,  Peter Kazanzides,  Kapoor, Sutter Health,  Sutter Health VP, and EJ Financial,  dated as of
             December 21, 1995. (2)
10.7         Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.8         License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.17        Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.28        Addendum One dated March 31, 1998 to Employment  Agreement  between  Registrant  and Ramesh Trivedi dated
             December 8, 1995. (1)
10.29        Employment  Agreement dated February 14, 2003, between Integrated  Surgical Systems,  Inc. and Charles J.
             Novak. (1)
10.30        Employment Agreement dated February 14, 2003, between Integrated Surgical Systems, Inc. and Leland
             Witherspoon. (1)
14.1         Code of ethics (6)
21.1         List of Subsidiaries*
31.1         Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh Trivedi *
31.2         Certification Pursuant to Exchange Act Rule 13a-14(a) of David Adams*
32.1         Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of
             Ramesh Trivedi*
32.2         Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David Adams*

------------------------------------------------------------------------------------------------------------------------
* Filed Herewith
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB  for the fiscal year ended December 31, 2002.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(3) Incorporated  by  reference to the  Registrant's  Registration  Statement  on Form S-3  (Registration  No.  333-40710),
    declared effective on July 28, 2000.
(4) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

                                       25

Item 14. Principal Accountant Fees and Services

Audit Fees

All audit related fees are approved by the Board of Directors. The Board of Directors has considered whether the provisions of such services, including non-audit services, by the Company's Independent Registered Public Accounting Firm is compatible with maintaining their independence and has concluded that it is.

The following table sets forth the Company's aggregate fees billed by its Independent Registered Public Accounting Firm for each of the last two fiscal years for the categories of services indicated.

                  Category                       2005               2004
                  --------                       ----               ----


         Audit Fees (1)                    $    65,000       $   145,000

         Audited Related Fees                        0                 0

         Tax fees (2)                                0            20,000

         All Other Fees                              0                 0
                                                             ------------
                                           -----------
                                           $    65,000       $   165,000
                                           ===========       ===========

(1) Consists of the Company estimates of the aggregate fees billed by its Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company's annual financial statements on Form 10-KSB and the review of the Company's quarterly financial statements on Form 10-QSB and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

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

                                       Integrated Surgical Systems, Inc.


                                       By: /s/ RAMESH C. TRIVEDI
                                           -------------------------------------
                                               Ramesh C. Trivedi, President
                                               (Principal Executive Officer)


                                       By: /s/ DAVID H. ADAMS
                                           -------------------------------------
                                               David H. Adams
                                               (Principal Financial and
                                               Accounting Officer)



Dated: April 13, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 13, 2007 in the capacities indicated.

      Signature                                     Title
      ---------                                     -----


/s/ RAMESH C. TRIVEDI          Chief Executive Officer, President and a Director
----------------------         (Principal Executive Officer)
Ramesh C. Trivedi


/s/ DAVID H. ADAMS             Chief Financial Officer
----------------------         (Principal Financial and Accounting Officer)
David H. Adams


/s/ MICHAEL J. TOMCZAK         Director
----------------------
Michael Tomczak


/s/ PETER B. MILLS             Director
----------------------
Peter B. Mills

                          Index to Financial Statements






                                                                            PAGE




Report of Independent Registered Public Accounting Firm                    F - 2

Balance Sheet at December 31, 2005                                         F - 3

Statement of Operations for the years ended December 31, 2005 and 2004     F - 4

Statement of Convertible Preferred Stock and Stockholders' Deficit for the
   years ended December 31, 2005 and 2004                                  F - 5

Statement of Cash Flows for the years ended December 31, 2005 and 2004     F - 6

Notes to Financial Statements                                              F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2005 and the related statements of operations, convertible preferred stock and stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, has a working capital deficit of $3,596,952 and an accumulated deficit of $66,282,775 as of December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                  /s/ Most & Company LLP
                                                  ----------------------
                                                  Most & Company, LLP

New York, New York
February 9, 2007


                              Integrated Surgical Systems, Inc.

                                        Balance Sheet
                                      December 31, 2005



Assets
Current assets:
     Cash                                                                       $    158,789
     Accounts receivable                                                              37,955
     Inventory                                                                       302,475
     Other current assets                                                             51,466
                                                                                ------------
Total assets                                                                    $    550,685
                                                                                ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                                           $  1,765,688
     Accrued payroll and related expense                                             816,429
     Accrued liabilities                                                             105,775
     Unearned income                                                               1,375,513
     Other current liabilities                                                        84,232
                                                                                ------------
Total current liabilities                                                          4,147,637

Note payable                                                                         142,000

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)        168,496
                                                                                ------------
Total liabilities                                                                  4,458,133
                                                                                ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         45,084,089 shares issued and outstanding                                    450,841
     Additional paid-in capital                                                   61,924,486
     Accumulated deficit                                                         (66,282,775)
                                                                                ------------
Total stockholders' deficit                                                       (3,907,448)
                                                                                ------------
                                                                                $    550,685
                                                                                ============


See accompanying notes to financial statements.


                                Integrated Surgical Systems, Inc.

                                    Statements of Operations



                                                                        Years ended December 31,
                                                                      ----------------------------
                                                                           2005            2004
                                                                      ------------    ------------
Net revenue                                                           $  3,429,802    $  2,359,839
Cost of revenue                                                            657,234         893,682
                                                                      ------------    ------------
                                                                         2,772,568       1,466,157
                                                                      ------------    ------------
Operating expenses:
     Selling, general and administrative                                   802,916       1,021,453
     Research and development                                              317,647         994,030
     Gain on forgiveness of debt                                          (362,881)           --
                                                                      ------------    ------------
                                                                           757,682       2,015,483
                                                                      ------------    ------------
Operating income (loss)                                                  2,014,886        (549,326)

Other income (expense), net:
     Amortization of discount                                              (86,141)           --
     Derivative liability                                                   86,141            --
     Interest expense - net                                                (10,190)         (6,936)
                                                                      ------------    ------------
Net income (loss) available to common stockholders                    $  2,004,696    $   (556,262)
                                                                      ============    ============

Basic net income (loss) per common share                              $       0.04    $      (0.01)
                                                                      ============    ============
Diluted net income (loss) per common share                            $       0.03    $      (0.01)
                                                                      ============    ============
Shares used in computing basic net income (loss) per common share
                                                                        45,084,089      44,961,384
                                                                      ============    ============
Shares used in computing diluted net income (loss) per common share
                                                                        63,313,274      44,961,384
                                                                      ============    ============


See accompanying notes to financial statements.



                                              Integrated Surgical Systems, Inc.

                             Statements of Convertible Preferred Stock and Stockholders' Deficit




                                             Convertible Preferred Stock

                                                                       Additional
                                                                         Paid-in                           Common Stock
                                           Shares         Amount         Capital        Total          Shares         Amount
                                        ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2003                     168   $          2   $    168,494   $    168,496     44,867,358   $    448,674

   Stock compensation, non-employee             --             --             --             --          130,000          1,300
   Exercise of employee stock options           --             --             --             --           86,731            867
     Net loss                                   --             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2004                     168   $          2   $    168,494   $    168,496     45,084,089   $    450,841

     Net loss                                   --             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2005                     168   $          2   $    168,494   $    168,496     45,084,089   $    450,841
                                        ============   ============   ============   ============   ============   ============


Table continues below.

                                         Additional                       Total
                                           Paid-in     Accumulated     Stockholders'
                                           Capital       Deficit         Deficit
                                        ------------   ------------    ------------

Balance at December 31, 2003            $ 61,902,692   $(67,731,209)   $ (5,379,843)

   Stock compensation, non-employee           19,900           --            21,200
   Exercise of employee stock options          1,894           --             2,761
     Net loss                                   --         (556,262)       (556,262)
                                        ------------   ------------    ------------

Balance at December 31, 2004            $ 61,924,486   $(68,287,471)   $ (5,912,144)

     Net loss                                   --        2,004,696       2,004,696
                                        ------------   ------------    ------------

Balance at December 31, 2005            $ 61,924,486   $(66,282,775)   $ (3,907,448)
                                        ============   ============    ============


See accompanying notes to financial statements.


                               Integrated Surgical Systems, Inc.

                                   Statements of Cash Flows


                                                                      Years ended December 31,
                                                                     --------------------------
                                                                         2005           2004
                                                                     -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                    $ 2,004,696    $  (556,262)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Loss on write-down of fixed assets                                      --            2,296
    Depreciation                                                           5,414         21,086
    Inventory reserve                                                    100,000           --
    Forgiveness of debt                                                 (362,881)          --
    Stock compensation, non-employees                                       --           21,200
    Changes in operating assets and liabilities:
       Accounts receivable                                                20,614         52,187
       Inventory                                                         243,735       (159,254)
       Other current assets                                              (19,563)        81,006
       Accounts payable                                                  (45,372)       211,092
       Accrued payroll and related expenses                             (490,300)       425,282
       Accrued liabilities                                              (155,035)       (94,764)
       Unearned income                                                (2,542,314)     1,073,654
       Other current liabilities                                          83,392          1,499
                                                                     -----------    -----------
Net cash  (used in) provided by operating activities                  (1,157,614)     1,079,022

Cash flows from investing activities:
Proceeds from disposal of property and equipment                            --            6,200
                                                                     -----------    -----------
Net cash provided by investing activities                                   --            6,200
                                                                     -----------    -----------

Cash flows from financing activities:
Proceeds from Financing Agreement                                           --          150,000
Payments on note payable                                                  (8,000)          --
Proceeds from exercise of stock options                                     --            2,761
Proceeds from officers advances                                             --          210,846
Payments on officers advances                                               --         (267,335)
                                                                     -----------    -----------
Net cash (used in) provided by financing activities                       (8,000)        96,272
                                                                     -----------    -----------
Net (decrease) increase in cash                                       (1,165,614)     1,181,494
Cash at beginning of year                                              1,324,403        142,909
                                                                     -----------    -----------
Cash at end of year                                                  $   158,789    $ 1,324,403
                                                                     ===========    ===========


See accompanying notes to financial statements.

                                              F-6

                        Integrated Surgical Systems, Inc.

                          Notes to Financial Statements


Note 1. Organization and Operations

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products are sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa. Subsequent to March 31, 2005, the Company ceased operations, three of its four outside directors resigned, leaving Ramesh C. Trivedi the only remaining director, and all employees were terminated. The officers of the Company were evaluating the options available to the Company.

Note 2. Significant Accounting Policies

Basis of presentation

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

Financial instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued payroll and related expenses and accrued expenses to approximate their fair values because of their relatively short maturities.

Accounts receivable

Accounts receivable consisted of amounts due from customers. The Company estimates doubtful receivables, if necessary, based upon the Company's prior collection experience, customer creditworthiness and current economic trends.

Inventories

The Company values inventories at the lower of average cost, first-in, first-out, or market. Allowances for losses are estimated for obsolete or unmarketable inventories to reflect the difference between the carrying value of inventory and the estimated market value, based upon assumptions about future demand, market conditions and sales forecasts.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

When elements of a sale, such as products, services, etc. are combined in a single arrangement, or in related arrangements with same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

The Company develops specialized operating software for several implant manufacturing companies. These implant manufacturers' contract with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC system. These contracts are accounted for using either the completed contract or percentage-of-completion method. Product development revenues for contracts recorded using the completed contract method is recognized when development is complete under the terms of the contract, and the customer has accepted the product. The direct cost, primarily labor, of product development contracts are deferred until the development revenue is recognized. Losses on contracts are accrued in the period that such losses are determined under the percentage of completion method. Under the percentage-of-completion method, revenue is recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at completion. Revenues are adjusted prospectively for revisions in estimated total contract costs when identified. Losses, if any, are recognized in full when identified.

Shipping and Handling Costs

Costs related to shipping and handling are included in costs of revenues.

Research and Development

Research and development costs are expensed as incurred. Grants received from third parties for research and development activities are recorded as reductions of research and development expense over the term of the agreement as the related activities are conducted.

Warranty/Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC systems commencing upon the completion of training and installation or customer acceptance. Generally, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Annually, service contracts can be renewed at the customers' option. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

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

Stock-Based Compensation

Compensation costs for stock, warrants and options issued to employees and non-employees are based on the fair value method, subsequent to December 31, 2004. The value of warrants and options are calculated using a Black-Scholes Model, using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants or options and the expected volatility of our common stock.

Prior to January 1, 2005, compensation costs for stock warrants and options issued to employees and non-employees were based on the intrinsic value method, the excess, if any, of the market price on the date of grant over the excise price.

Stock-based costs with future service periods are deferred as shareholders' equity and amortized on the straight-line method over its service period.

Income taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

Income (Loss) per share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of basic common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of basic common stock outstanding during the period plus dilutive common stock equivalents, using the treasury stock method.

As of December 31, 2005 and 2004, dilutive common stock consisted of:

                                              2005          2004
                                          -----------   -----------
            Preferred stock conversions   105,310,000     6,017,714
            Warrants                             --       2,206,479
            Options                              --         858,000
                                          -----------   -----------
                                          105,310,000     9,082,193
                                          ===========   ===========


For the year ended December 31, 2004, the dilutive stock equivalents were excluded as they were anti-dilutive.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for the year commencing after December 15, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's financial statements.

Management does not believe that any other recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern and Managements Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company has an accumulated deficit of $66,282,775, negative working capital of $3,596,952, negative operating cash flow of $1,157,614 and future losses are anticipated.

The Company's management is planning to seek additional sources of debt or equity or financing, generating cash flows through product, system upgrade and technology sales and the continued limitation of discretionary expenditures.

The Company's plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4. Inventory

Inventory consisted of the following at December 31, 2005:

           Raw materials and supplies                      $ 430,592
           Work-in-process                                   168,018
           Deferred product development contract costs       162,144
           Finished goods                                    185,779
           Less Allowance for obsolescence and overstock    (644,058)
                                                           ---------
                                                           $ 302,475
                                                           =========

Note 5. Convertible Note Payable

On June 9, 2004, the Company entered into a securities purchase agreement (Agreement) to sell: (i) a convertible debenture in the principal amount of $150,000 and (ii) warrants to purchase 1,500,000 shares of the Company's common stock for aggregate consideration of $150,000.

The convertible debenture bears interest at 6 3/4%, matures two years from the date of issuance and is convertible, at the investor's option, into shares of the Company's common stock, at the lesser of: (i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there could be no limit on the number of shares into which the debenture may be converted.

The warrants were exercisable at $1.00, per share.

On February 9, 2005, the Company amended the convertible debenture agreement to extend the effective registration statement date from November 6, 2004 to April 30, 2005 and reduced the conversion factor percentage from eighty percent (80%) of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion to seventy-five percent (75%) of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion.

On April 29, 2005, the Company amended the June 9, 2004 convertible debenture agreement to extend the registration statement effective date from April 30, 2005 to June 30, 2005.

On December 9, 2005, the Company made a payment of $8,000 to the accredited investor as earnest money to halt legal action and work out a settlement.

As of December 31, 2005, the Company was in default of the agreement. On January 27, 2006, the Company entered into a settlement agreement requiring payments, including the December 9, payments, as following:

          December 9, 2005                                    $  8,000
          January 27, 2006                                      50,000
          February 24, 2006                                     25,000
          March 29, 2006                                        25,000
          April 19, 2006                                        42,000
                                                              --------
                                                              $150,000
                                                              ========


On April 19, 2006, upon the final payment, the notes were paid-off and the conversion feature and warrants were cancelled and as such, o derivative liability was recognized as of December, 31, 2005.

Note 6. Convertible Preferred Stock

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

The Company's convertible preferred stock is not classified as equity due to its liquidation rights upon a change in control which, is not solely within the Company's control. Given the liquidation rights of the Company's convertible preferred stock, these securities have been accounted for as if they were redeemable preferred stock. As such, the redemption value of the convertible preferred stock has been its liquidation preference of $168,496, and the carrying value of the convertible preferred stock is adjusted to its redemption amount at each balance sheet date through corresponding debits and credits to accumulated deficit and convertible preferred stock respectively, up to the liquidation preference.

The Series G convertible preferred stock has a stated value of $1,000, per Share, and is convertible into common stock at conversion prices equal to 80% or 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion ("Beneficial Conversion Feature") subject to a maximum conversion price. The number of shares of common stock that may be acquired upon conversion is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price.

The value assigned to the Beneficial Conversion feature of preferred stock was based upon the difference between the maximum conversion price and the quoted market price of the common stock on the date the convertible preferred stock was sold (the "Discount"). The Discount was accreted using the straight-line method over the conversion period. The Series G convertible preferred stock does not entitle holders to dividends or voting rights, unless required by law or with respect to certain matters relating to a particular series of convertible preferred stock.

For the years ended December 31, 2005 and 2004, no shares of Series G convertible preferred stock were converted into shares of common stock. At December 31, 2005, the outstanding series G shares could have converted into a minimum of 105,310,000 shares of common stock based upon its maximum conversion price of $.0016.

Note 7. Common Stock

During 2004, the Company issued 130,000 shares of common stock to non-employees for services valued at $21,200. During the year ended December 31, 2004, employees exercised options to purchase an aggregate of 86,731 shares of common stock for $2,761. During 2005 no shares of common stock issued and no options were exercised.

As of December 31, 2005, the Company had reserved 108,057,798 shares of common stock for future issuance pursuant to Series G Convertible Preferred Stock, warrants and options outstanding, as follows:


          Options under plans                                  141,319
          Warrants                                           2,606,479
          Series G preferred                               105,310,000
                                                           -----------
                                                           108,057,798
                                                           ===========

Note 8. Stock Option Plans

The Company has two stock option plans to attract, motivate and retain selected officers, employees, directors and consultants under which incentive or non-incentive options may be granted, generally for a term of ten years from the date of grant. Exercise prices of incentive stock options may not be less than 100% and exercise price of non-statutory stock options may not be less than 85% of the fair market value of the common stock on the date of the grant.

For persons owning 10% or greater of the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant.

Both plans are administered by the Company's board of directors.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 850,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of December 31, 2005, the 1998 plan had 818,569 options available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 1,000,000 incentive options through December 11, 2010 to employees and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of December 31, 2005, the 2000 plan had 980,469 options available for future grant.

For the years ended December 31, 2005 and 2004, option activity under both plans was as follows:

                                                     2005                           2004
----------------------------------------------------------------------------------------------------
                                        Number of    Weighted-Average  Number of    Weighted-Average
                                         Shares       Exercise Price     Shares      Exercise Price
                                                         per Share                      per Share
----------------------------------------------------------------------------------------------------
Outstanding at beginning of year        2,203,192          $0.82       2,478,642          $0.77
Granted                                         0           0             27,500          $0.08
Forfeited/expired                       2,061,873          $0.63         216,219          $0.47
Exercised                                       0           0             86,731          $0.05
----------------------------------------------------------------------------------------------------
Outstanding at end of year                141,319          $3.61       2,203,192          $0.82
Exercisable at end of year                141,319          $3.61       2,039,200          $0.89
Available for future grants             1,799,038                        438,951
====================================================================================================


As of December 31, 2005, a summary of options outstanding under the plans was as follows:

   Range of       Weighted-Average         Number       Weighted-Average     Number       Weighted-Average
Exercise Price       Remaining         Outstanding at    Exercise Price   Exercisable at   Exercise Price
                  Contractual Life        12/31/05                           12/31/05
                      (Years)
-----------------------------------------------------------------------------------------------------------
0.00-2.00               0.2                31,542             0.07            31,542            0.07
2.01-3.00               4.1                15,000             2.92            15,000            2.92
3.01-4.00               3.0                35,500             3.65            35,500            3.65
4.01-6.00               0.8                40,277             5.25            40,277            5.25
6.01-8.50               1.7                19,000             7.49            19,000            7.49
-----------------------------------------------------------------------------------------------------------
                        1.7               141,319             3.75           141,319            0.63
====================----------=============================================================================

Note 9. Income Taxes

As of December 31, 2005, the Company had net operating loss (NOL) carryforwards of approximately $50,000,000 to reduce future Federal taxable income through 2025. The Company has had ownership changes, as defined by the Internal Revenue Service, which may defer or limit the use of the NOL's.

As of December 31, 2005, realization of the Company's net deferred tax asset of approximately $22,398,000 was not considered more likely than not and, accordingly, a valuation allowance of $22,398,000 has been provided. For the year ended December 31, 2005, the valuation allowance decreased by $779,000.

As of December 31, 2005, the Company had a Federal research and development credit carryover of approximately $1,391,000.

As of December 31, 2005, deferred tax assets consisted of the following:

                                                             2005
                                                         ------------
          Net operating loss carryover                   $ 20,075,000
          Research and development credit                   1,391,000
          Inventory                                           258,000

          Compensation                                        284,000

          Deferred income                                     390,000

                                                           22,398,000

          Less valuation allowance                        (22,398,000)
                                                         ------------
                                                                 None
                                                         ------------


For the years ended December 31, 2005 and 2004, deferred income tax expense (benefit) was as follows:

                                                      2005           2004
                                                  -----------    -----------
      Net operating loss carryover                  ($708,000)   ($  260,000)
      Research and development cred                    23,000         52,000
      Compensation                                     (6,000)      (115,000
      Inventory                                       (10,000)       (34,000)

      Depreciation                                                  (160,000)

      Bad debts                                                     (141,000)

      Other                                                          391,000

      Deferred income                                 (78,000)       (33,000)
                                                  -----------    -----------

                                                     (779,000)      (300,000)

      Less valuation allowance                        779,000        300,000
                                                  -----------    -----------
                                                         None           None
                                                  -----------    -----------


     For the years ended December 31, 2005 and 2004, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

                                                        2005           2004
                                                    -----------    -----------
Federal expense (benefit) expected at statutory
  rate                                              $   682,000    $  (189,000)
State Income taxes                                      120,000        (33,000)
Research and development credit                         (23,000)       (52,000)

Use of prior period NOL                                    --          260,000
Other                                                      --         (286,000)
Change in valuation allowance                          (779,000)       300,000
                                                    -----------    -----------
                                                           None           None
                                                    -----------    -----------

Note 10. Contingencies

The Company is subject to claims that arise in the normal course of business and can not predict their ultimate outcome, if any.

On December 17, 2004, a matter was commenced against the Company which alleged that the Company's ROBODOC System was defective and dangerous, both in its manufacture and design, resulting in the plaintiffs, which were subject to medical treatment utilizing the ROBODOC System, sustaining injury. The plaintiffs were also seeking class status for this matter.

On May 31, 2005, the matter was dismissed.

Note 11. Concentrations

During the years ended December 31, 2005 and 2004, 1 and 3 customers accounted for an aggregate of 79% and 73% of the Company's net revenues.

The Company purchases a key component, a proprietary robotic arm, from one vender, but believes alternative vendors are available.

Note 12. Related Party Transactions

At December 31, 2005 and 2004, the Company had an amount due to officers as follows:

                                               2005            2004
                                            ----------      ----------
          Deferred salaries                 $  657,605      $  709,981
          Expenses                              21,110         302,921
                                            ----------      ----------
                                            $  678,715      $1,012,902
                                            ==========      ==========


Note 13. Change in Accounting for Stock-Based Compensation

Effective January 1, 2005, the Company adopted the fair value method of valuing stock-based compensation, under SFAS No. 123R, Share Based Payments. The Company used the modified prospective transition method to account for the change and, accordingly, prior period results have not been retroactively adjusted, as no stock options granted prior to January 1, 2005, had unexpired service periods.

The modified prospective transition method requires that stock based compensation expense to be recorded for all new shares, options, warrants, etc. granted on or after January 1, 2005 is based on the fair value on the grant date.

The following table illustrates the pro forma effects on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation for the two years ended December 31, 2004:

                                                         2004           2003
                                                     -----------    -----------
Net income, as reported                              $  (556,262)   $(3,250,219)
Add: Stock-based employee compensation costs
     included in net loss                                 21,200
Deduct: Stock-based employee compensation expense
     determined under a fair value method                (11,104)      (112,444)
                                                     -----------    -----------

Proforma net income                                  $  (546,166)   $(3,362,663)
                                                     ===========    ===========
Net income per share:
  Basic and diluted - as reported                    $     (0.01)   $     (0.08)
                                                     ===========    ===========

  Basic and diluted- pro forma                       $     (0.01)   $     (0.08)
                                                     ===========    ===========