Form 10QSB
period 2006-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2006

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

The number of shares of common stock, $0.01, par value, outstanding on April 12, 2007 was 45,784,089.

Transitional Small Business Disclosure format (check one). Yes [ ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                      for the quarter ended March 31, 2006

                                Table of Contents


                                                                           Page
Part I.   Financial Information

          Item 1.    Financial Statements                                   2

                     Balance Sheet (unaudited) at March 31, 2006            2

                     Statements of Operations (unaudited) for               3
                     the three months ended March 31, 2006 and 2005

                     Statements of Cash Flows (unaudited) for               4
                     the three months ended March 31, 2006 and 2005

                     Notes to Financial Statements (unaudited)              5

          Item 2.    Management's Discussion and Analysis                   6

          Item 3.    Controls and Procedures                               10

Part II.  Other Information

          Item 1.    Legal Proceedings                                     10

          Item 6.    Exhibits                                              10

Signature                                                                  11

Certifications

Part I. Financial Information

        Item 1.  Financial Statements (unaudited)


                        Integrated Surgical Systems, Inc.
                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $    171,840
     Accounts receivable                                              1,551,918
     Inventory                                                           63,153
     Other current assets                                               137,809
                                                                   ------------
Total current assets                                                  1,924,720

Other Assets                                                             15,000
                                                                   ------------
                                                                   $  1,939,720
                                                                   ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  2,117,199
     Accrued payroll and related expenses                               133,376
     Accrued liabilities                                                 98,275
     Unearned income                                                  2,231,083
     Derivative liability                                                84,231
                                                                   ------------
Total current liabilities                                             4,664,164
                                                                   ------------

Note payable                                                             42,000

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496
                                                                   ------------
Total liabilities                                                     4,874,660
                                                                   ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000
         shares authorized;
         45,084,089 shares issued and outstanding                       450,841
     Additional paid-in capital                                      61,924,486
     Accumulated deficit                                            (65,310,267)
                                                                   ------------
Total stockholders' deficit                                          (2,934,940)
                                                                   ------------
                                                                   $  1,939,720
                                                                   ============
See accompanying notes to financial statements.


                                    Integrated Surgical Systems, Inc.
                                        Statements of Operations
                                              (Unaudited)


                                                                Three months ended March 31,
                                                          -------------------------------------
                                                              2006                     2005
                                                          ------------             ------------
Net revenue                                               $  2,256,050             $  1,702,551
Cost of revenue                                                402,054                  214,876
                                                          ------------             ------------
                                                             1,853,996                1,487,675
Operating expenses:
     Selling, general and administrative                       728,173                  469,940
     Research and development                                  158,339                  134,554
                                                          ------------             ------------
                                                               886,512                  604,494
                                                          ------------             ------------
Operating income                                               967,484                  883,181

Other income (expense), net                                      5,024                   (3,172)
Derivative liability expense                                      --                   (240,267)
Interest expense net                                              --                     (3,416)
                                                          ------------             ------------
Net income                                                $    972,508             $    636,326
                                                          ============             ============


Basic net income per common share                         $       0.02             $       0.01
                                                          ============             ============
Diluted net income per common share                       $       0.01             $       0.01
                                                          ============             ============

Shares used in computing basic net income per share         45,084,089               45,084,089
                                                          ============             ============
Shares used in computing diluted net income per share       79,611,958               54,832,776
                                                          ============             ============


See accompanying notes to financial statements.



                                         Integrated Surgical Systems, Inc.
                                               Statements Cash Flows
                                                    (Unaudited)


                                                                                Three months ended March 31,
                                                                              ---------------------------------
                                                                                 2006                  2005
                                                                              -----------           -----------
Cash flows from operating activities:
Net income                                                                    $   972,508           $   636,326
Adjustments to reconcile net income to net cash provided by (used in)
 Operating activities:
     Derivative liability expense                                                    --                 240,267
     Increase in reserve on inventory                                                --                 100,000
     Depreciation                                                                    --                   2,640
     Gain on property and equipment                                                (5,000)                 --
     Changes in operating assets and liabilities:
        Accounts receivable                                                    (1,513,963)              (18,531)
        Inventory                                                                 239,322                40,679
        Other current assets                                                     (101,343)                 (198)
        Accounts payable                                                          351,510              (271,561)
        Accrued payroll and related expenses                                     (683,053)             (363,259)
        Accrued liabilities                                                        (7,500)              (20,800)
        Unearned income                                                           855,570            (1,566,822)
                                                                              -----------           -----------
Net cash provided by (used in) operating activities                               108,051            (1,221,259)
                                                                              -----------           -----------
Cash flows from investing activities:
Proceeds on sale of property and equipment                                          5,000                  --
                                                                              -----------           -----------
Net cash provided by investing activities                                           5,000                  --
                                                                              -----------           -----------

Cash flows from financing activities:
Payment on note payable                                                          (100,000)                 --
                                                                              -----------           -----------
Net cash used in financing activities                                            (100,000)                 --
                                                                              -----------           -----------

                                                                              -----------           -----------
Net increase (decrease) in cash                                                    13,051            (1,221,259)
Cash at beginning of period                                                       158,789             1,324,403
                                                                              -----------           -----------
Cash at end of period                                                         $   171,840           $   103,144
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


2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2005. Interim results are not necessarily indicative of the results for a full year.

Certain amounts for prior years have been reclassified to conform with 2006 financial statement presentations.

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


3. Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had an accumulated deficit of $65,310,267 and negative working capital of $2,739,444. The report of the independent registered public accounting firm on the Company's December 31, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-QSB and with the audited Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the SEC.

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

We currently have warranty reserves of $230,000 on products delivered in Q1
2006.

Results of operations

We generated net income for the first quarter of 2006 of $973,000 or $0.02 per basic share and $0.01 per dilutive share compared to net income for the first quarter of 2005 of $636,000 or $0.01 per basic and dilutive share.

Net revenue

Net revenue of $2,256,000 in Q1 2006 increased 32% when compared to $1,703,000 in the first quarter of 2005. The major components of revenue for Q1 2006 were comprised of $2,070,000 from system sales and $138,000 from repairs and consumables and $48,000 from service contracts compared to $3,000 from repairs and consumables, $136,000 from service contracts and $1,563,000 from development revenue in the first quarter of 2005. Although there was no development revenue in the current quarter, this loss of $1,563,000 of revenue, when compared to the same period last year, was more than made up for by the $2,070,000 from the sale of two ROBODOC Systems in the current year.

Cost of revenue

Cost of revenue of $402,000 in Q1 2006 increased 87% when compared to $215,000 in the first quarter of 2005, as 92% of the revenue in the current quarter was from higher cost system revenue and 92% of the revenue from the same quarter one year ago was from lower cost development revenue. Cost of revenue were 18% of revenue in Q1 2006 and 13% in Q1 2005 as the gross sales price of the two ROBODOC Systems sold in the current quarter were at a higher price as they were sold directly to the hospitals and a sales commission was paid to our distributor and charged to selling, general and administrative expense. These two ROBODOC Systems sales differed from our normal process of selling systems directly to our distributor at a lower price without commission being paid.

Gross margin

Gross margin of $1,854,000 increased 25% during the first quarter of 2006 when compared to $1,488,000 in the first quarter of 2005 and were 82% of revenue in Q1 2006 and 87% of revenue in Q1 2005 as the gross price of the two ROBODOC Systems sold in the current quarter were at a higher price, as they were sold directly to the hospital and a sales commission was paid to our distributor and charged to selling, general and administrative expenses.

Operating expenses

Operating expenses of $887,000 increased 47% during the first quarter of 2006 when compared to $604,000 in the first quarter of 2005 and were 39% of revenue compared to 36% of revenue in the first quarter of 2005.

Selling, general andadministrative expenses

Selling, general and administrative expense of $728,000 increased 55% during the first quarter of 2006 when compared to $470,000 in the first quarter of 2005 and were 32% of revenue compared to 28% of revenue in the first quarter of 2005. Selling, general and administrative expense in Q1 2006 included $600,000 to our distributor as commission expense. Without this commission, selling, general and administrative expense would only have been $128,000, or 6% of revenue for Q1 2006 due to our limited head count.

Research and development

Research and development of $158,000 increased 17% during the first quarter of 2006 when compared to $135,000 in the first quarter of 2005 and were 7% of revenue compared to 8% of revenue in the first quarter of 2005. Although we had very limited research and development activity in the current quarter, the expense reported was almost entirely related to a project that was determined closed in this current quarter.

Other income (expense) net

Other income for the first quarter of 2006 was $5,000 from the sale of a fully depreciated piece of equipment, as compared to other expense in Q1 2005 of $247,000 primarily due to $240,000 of derivative liability expense from the application of the mark to market requirements of FAS 133.

Liquidity and Capital Resources

Our cash position is inadequate, and although we received a cash payment for one ROBODOC System in Q1 2006, and expect payment for another ROBODOC System in Q2 2006, and have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on our December 31, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The March 31, 2006 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At March 31, 2006, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was only 0.37. It has been difficult for us to meet obligations, including payroll, as they come due, and we expect this situation to continue through 2006.

Net cash provided by operating activities was $108,000 for the three months ended March 31, 2006. This resulted primarily from income of $973,000 and an increase in unearned revenue of $856,000 and accounts payable of $352,000 offset in part from an increase in accounts receivable of $1,514,000 and a decrease in accrued payroll and related expenses of $683,000.

The increase in accounts receivable was primarily due to ROBODOC System sales. The decrease in accrued payroll and other related expenses was primarily from payments made for past due payrolls from a prior year and related accrued benefits. The increase in unearned income primarily is from deposits made on future delivery of systems in production.

Funds used in financing activities was a result of our settlement and installment payments to a accredited investor.

We expect to derive most of the cash required to support our operations in 2006 through sales of the ROBODOC Systems and collection of accounts receivable, as well as through additional financing. It is critical for us to maintain operations as a going concern in 2006. There can be no assurance that we can continue to convert inventory, collect receivables or raise additional funds on acceptable terms, if at all.

At March 31, 2006, we have amounts due to our executive officers of approximately $154,000 in the aggregate, deferred salaries and unreimbursed travel expenses. Approximately $122,000 and $19,000 are included in accrued payroll and related expenses, and accounts payable, respectively, and are due to Ramesh C. Trivedi, our president and chief executive officer. Approximately $11,000 and $2,000 are included in accrued payroll and related expense, and accounts payable respectively, due to Leland Witherspoon, our vice president of research and development.

We anticipate that we will have swings in operating income and loss over the next twelve months depending on the amount of revenue we can generate.

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

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II. Other Information

Item 1.  Legal Proceedings

We are subject to legal proceedings and claims that arise in the normal course of business. We cannot assure that we would prevail in such matters nor can we assure we would have sufficient funds available to satisfy any adverse judgment. Due to the inherent uncertainties of litigation, were there any such matters, we would not be able to accurately predict their ultimate outcome. As we made the final installment payment on the promissory note settlement with La Jolla Cove Investors on April 19, 2006, there were no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operation or cash flows.

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


                                    INTEGRATED SURGICAL SYSTEMS, INC.


                                    By: /s/ DAVID H. ADAMS
                                        ---------------------------------------
                                        David H. Adams, Chief Financial Officer


 April 13, 2007