Form 10QSB
period 2006-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

The number of shares of common stock, $0.01, par value, outstanding on April 12, 2007 was 45,784,089. Transitional Small Business Disclosure format (check one). Yes [ ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                       for the quarter ended June 30, 2006
                                Table of Contents


                                                                           Page
Part I.     Financial Information

            Item 1.    Financial Statements                                 2

                       Balance Sheet (unaudited) at June 30, 2006           2

                       Statements of Operations (unaudited) for the         3
                       three months ended June 30, 2006 and 2005

                       Statements of Operations (unaudited) for the         4
                       six months ended June 30, 2006 and 2005

                       Statements of Cash Flows (unaudited) for the         5
                       six months ended June 30, 2006 and 2005

                       Notes to Financial Statements (unaudited)            6

            Item 2.    Management's Discussion and Analysis                 7

            Item 3.    Controls and Procedures                             10

Part II.    Other Information

            Item 6.    Exhibits                                            11

Signature

Certifications

Part I.    Financial Information

           Item 1.  Financial Statements (unaudited)


                        Integrated Surgical Systems, Inc.
                                  Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $    107,301
     Accounts receivable                                                 16,666
     Inventory                                                          182,885
     Other current assets                                               149,864
                                                                   ------------
Total current assets                                                    456,716

     Other assets                                                        15,000
                                                                   ------------
Total assets                                                       $    471,716


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $  1,810,433
     Accrued liabilities                                                  1,239
     Unearned income                                                  1,153,583
                                                                   ------------
Total current liabilities                                             2,965,255

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496
                                                                   ------------
Total liabilities                                                     3,133,751
                                                                   ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000
         shares authorized;
         45,084,089 shares issued and outstanding                       450,841
     Additional paid-in capital                                      61,924,486
     Accumulated deficit                                            (65,037,362)
                                                                   ------------
Total stockholders' deficit                                          (2,662,035)
                                                                   ------------
                                                                   $    471,716
                                                                   ============
See accompanying notes to financial statements.

                                        Integrated Surgical Systems, Inc.
                                             Statements of Operations
                                                    (Unaudited)



                                                                        Three months ended June 30,
                                                                   --------------------------------------
                                                                      2006                       2005
                                                                   ------------              ------------
Net revenue                                                        $    199,284              $  1,388,744
Cost of revenue                                                          11,551                   247,752
                                                                   ------------              ------------
                                                                        187,733                 1,140,992
                                                                   ------------              ------------
Operating expenses:
     Selling, general and administrative                                 58,453                    77,581
     Research and development                                             3,176                   140,795
     Gain on forgiveness of debt                                        (83,431)                 (362,881)
                                                                   ------------              ------------
                                                                        (21,802)                 (144,505)
                                                                   ------------              ------------
Operating income                                                        209,535                 1,285,497

Other income net                                                         63,370                      --
Amortization of discount                                                   --                     (31,379)
Derivative liability income                                                --                     271,646
Interest (expense) net                                                     --                      (3,344)
                                                                   ------------              ------------
Net income                                                         $    272,905              $  1,522,420
                                                                   ============              ============


Basic net income per common share                                  $       0.01              $       0.03
                                                                   ============              ============
Diluted net income per common share                                $         *               $       0.02
                                                                   ============              ============

Shares used in computing basic net income per share                  45,084,089                45,084,089
                                                                   ============              ============
Shares used in computing diluted net income per share                86,382,128                61,464,188
                                                                   ============              ============

* Less than $.01, per share

See accompanying notes to financial statements.





                                          Integrated Surgical Systems, Inc.
                                             Statements of Operations
                                                    (Unaudited)



                                                                        Six months ended June 30,
                                                                --------------------------------------
                                                                    2006                      2005
                                                                ------------              ------------

Net revenue                                                     $  2,455,334              $  3,091,295
Cost of revenue                                                      413,606                   462,628
                                                                ------------              ------------
                                                                   2,041,728                 2,628,667
                                                                ------------              ------------
Operating expenses:
     Selling, general and administrative                             786,626                   550,693
     Research and development                                        161,515                   275,349
     Gain on forgiveness of debt                                     (83,431)                 (362,881)
                                                                ------------              ------------
                                                                     864,710                   463,161
                                                                ------------              ------------
Operating income                                                   1,177,018                 2,165,506

Other income net                                                      68,395                      --
Amortization of discount                                                --                     (31,379)
Derivative liability income                                             --                      31,379
Interest income (expense) net                                           --                      (6,760)
                                                                ------------              ------------
Net income                                                      $  1,245,413              $  2,158,746
                                                                ============              ============


Basic net income per common share                               $       0.03              $       0.05
                                                                ============              ============
Diluted net income per common share                             $       0.01              $       0.04
                                                                ============              ============

Shares used in computing basic net income per share               45,084,089                45,084,089
                                                                ============              ============
Shares used in computing diluted net income per share             94,742,271                61,075,039
                                                                ============              ============


See accompanying notes to financial statements.




                                          Integrated Surgical Systems, Inc.
                                               Statements Cash Flows
                                                    (Unaudited)


                                                                                 Six months ended June 30,
                                                                             ---------------------------------
                                                                                2006                  2005
                                                                             -----------           -----------
Cash flows from operating activities:
Net income                                                                   $ 1,245,413           $ 2,158,746
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation                                                                   --                   5,414
     Inventory reserve                                                              --                 100,000
     Amortization of discount                                                       --                  31,379
     Gain on forgiveness of debt                                                 (83,431)             (362,881)
     Derivative liability income                                                    --                 (31,379)
     Gain on property and equipment                                               (5,000)                 --
     Changes in operating assets and liabilities:
        Accounts receivable                                                       21,289                (4,387)
        Inventory                                                                119,590                86,776
        Other current assets                                                    (113,397)              (23,081)
        Accounts payable                                                          44,743              (149,997)
        Accrued payroll and related expenses                                    (816,429)             (111,300)
        Accrued liabilities                                                     (105,336)             (163,376)
        Unearned income                                                         (221,930)           (2,859,896)
                                                                             -----------           -----------
Net cash provided by (used in) operating activities                               85,512            (1,323,982)
                                                                             -----------           -----------

Cash flows from investing activities:
Proceeds on sale of property and equipment                                         5,000                  --
                                                                             -----------           -----------
Net cash provided by investing activities                                          5,000                  --
                                                                             -----------           -----------

Cash flows from financing activities:
Payments of note payable                                                        (142,000)                 --
                                                                             -----------           -----------
Net cash used in financing activities                                           (142,000)                 --

                                                                             -----------           -----------
Net decrease in cash                                                             (51,488)           (1,323,982)
Cash at beginning of period                                                      158,789             1,324,403
                                                                             -----------           -----------
Cash at end of period                                                        $   107,301           $       421
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

Certain amounts for prior years have been reclassified to conform to 2006 financial statement presentations.

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

3. Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had an accumulated deficit of $65,037,362 and negative working capital of $2,508,539. The report of the independent registered public accounting firm on the Company's December 31, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

We currently have warranty reserves of $173,000 on products delivered in Q1 of 2006.

Results of operations

We generated net income for the second quarter of 2006 of $273,000 or $0.01 per basic share and less than one cent per dilutive share, compared to net income of $1,522,000 or $0.03 per basic share and $0.02 per dilutive share for the second quarter of 2005.

We generated net income for the first half of 2006 of $1,245,000 or $0.03 per basic share and $0.01 per dilutive share compared to net income for the first half of 2005 of $2,159,000 or $0.05 per basic and $0.04 per dilutive share.

Net revenue

Net revenue of $199,000 in Q2 2006 decreased 86% when compared to $1,389,000 in the second quarter of 2005, primarily resulting from the lack of development revenue in the second quarter of 2006 compared to $1,232,000 in the second quarter of 2005.

Net revenue of $2,455,000 in the first half of 2006 decreased 21% when compared to $3,091,000 in the first half of 2005. ROBODOC Systems sales during the first half of 2006 accounted for 84% of the revenue for that six month period, compared to no system sales and development revenue which equals 90% of the total revenue during the first six months of 2005.

Cost of revenue

Cost of revenue of $12,000 in Q2 2006 decreased 95% when compared to $248,000 in the second quarter of 2005 and was 6% of revenue compared to 18% of revenue in the second quarter of 2005 and is directly related to the limited revenue in Q2 2006.

Cost of revenue of $414,000 in the first half of 2006 decreased 11% when compared to $463,000 in the first half of 2005 and was 17% of revenue compared to 15% of revenue in the first half of 2005, as the gross sales price of the two ROBODOC Systems sold in the current year were at a higher price as they were sold directly to the hospitals and a sales commission was paid to our distributor and charged to selling, general and administrative expense. These ROBODOC Systems sales differed from our normal process of selling systems directly to our distributor at a lower price without commission being paid. The costs of development revenue on a percentage basis are generally less than that of other sales.

Gross margin

Gross margin of $188,000 decreased 84% during Q2 of 2006 when compared to $1,141,000 in the second quarter of 2005 and were 94% of revenue compared to 82% of revenue in the second quarter of 2005 as 89% of the revenues in Q2 2005 were from higher margins on development revenues compared to other sales in Q2 2006.

Gross margin of $2,042,000 decreased 22% during the first half of 2006 when compared to $2,629,000 in the first half of 2005 and were 83% of revenue compared to 85% of revenue in the first half of 2005. The gross price of the ROBODOC Systems sold in the current year were at a higher price, as they were sold directly to the hospital and a sales commission was paid to our distributor and charged to selling, general and administrative expenses, while 90% of the revenues in the first half of 2005 were from higher margins on development revenues.

Operating expenses

Selling, general and administrative expenses of $58,000 decreased 26% during the second quarter of 2006 when compared to $78,000 in the second quarter of 2005 and were 29% of revenue compared to 6% of revenue in the second quarter of 2005.

Selling, general and administrative expenses of $787,000 increased 43% during the first half of 2006 when compared to $551,000 in the first half of 2005 and were 32% of revenue compared to 18% of revenue in the first half of 2005. Selling, general and administrative expense in the first half 2006 included $600,000 to our distributor as commission expense. Without this commission, selling, general and administrative expense would only have been $187,000, or 8% of revenue for the first half of 2006 due to our limited head count.

Research and development of $3,000 decreased 98% during the second quarter of 2006 when compared to $141,000 in the second quarter of 2005 due to our lack of cash required to maintain our level of research and development.

Research and development of $162,000 decreased 41% during the first half of 2006 when compared to $275,000 in the first half of 2005 and were 7% of revenue compared to 9% of revenue in the first half of 2005, as the first half of 2005 reported 5 months of operations and the first half of 2006 reported limited activity.

Liquidity and Capital Resources

Our cash position is inadequate, and although we have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on our December 31, 2005 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The June 30, 2006 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At June 30, 2006, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was only 0.04. It has been difficult for us to meet obligations, including payroll, as they come due, and we expect this situation to continue through 2006.

Net cash provided by operating activities was $86,000 for the six months ended June 30, 2006, resulted primarily from net income of $1,245,000 and a decrease in inventory of $120,000, offset in part by decreases in accounts payable and related expenses of $816,000, unearned revenue of $222,000, an increase in other current assets of $114,000 and the gain on forgiveness of debt of $83,000.

The increase in other current assets was primarily due to advance payment to vendors required as a result of our history of slow vendor payments. The decrease in accrued payroll and other related expenses was primarily from payments made for past due payrolls from prior years and related accrued benefits. The decrease in unearned income primarily is from the recognition of revenue on development projects and the recognition of income on servicing contracts.

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

At June 30, 2005, we have amounts due to our executive officers of approximately $21,000 in the aggregate, deferred salaries and unreimbursed travel expenses. Approximately $19,000 is included in accounts payable, and is due to Ramesh C. Trivedi, our president and chief executive officer. Approximately $2,000 is included in expense, and accounts payable, due to Leland Witherspoon, our vice president of research and development.

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

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


                                   INTEGRATED SURGICAL SYSTEMS, INC.


                                    By: /s/ DAVID H. ADAMS
                                        ----------------------------------------
                                         David H. Adams, Chief Financial Officer


April 13, 2007