Form 10QSB
period 2006-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                    for the quarter ended September 30, 2006
                                Table of Contents


                                                                            Page
Part I.     Financial Information
            Item 1.    Financial Statements                                  2

                       Balance Sheet (unaudited) at September 30, 2006       2

                       Statements of Operations (unaudited) for the          3
                       three months ended September 30, 2006 and 2005

                       Statements of Operations (unaudited) for the          4
                       nine months ended September 30, 2006 and 2005

                       Statements of Cash Flows (unaudited) for the          5
                       nine months ended September 30, 2006 and 2005

                       Notes to Financial Statements (unaudited)             6

            Item 2.    Management's Discussion and Analysis                  7

            Item 3.    Controls and Procedures                              10

Part II.    Other Information

            Item 6.    Exhibits                                             11

Signature                                                                   12

Certifications

Part I.    Financial Information

           Item 1.  Financial Statements (unaudited)


                        Integrated Surgical Systems, Inc.
                                  Balance Sheet
                               September 30, 2006
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $  2,080,924
     Accounts receivable                                                 16,666
     Inventory                                                          252,476
     Other current assets                                               117,292
                                                                   ------------
Total current assets                                                  2,467,358
                                                                   ------------

Other assets                                                             15,500
                                                                   ------------
Total assets                                                       $  2,482,858
                                                                   ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $     44,103
     Accrued payroll and related expenses                                 7,330
     Accrued liabilities                                                 45,200
     Unearned income                                                  1,096,083
                                                                   ------------
Total current liabilities                                             1,192,716

Note payable                                                          2,700,000

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496
                                                                   ------------
Total liabilities                                                     4,061,212
                                                                   ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000
         shares authorized;
         45,784,089 shares issued and outstanding                       457,841
     Additional paid-in capital                                      61,924,486
     Accumulated deficit                                            (63,960,681)
                                                                   ------------
Total stockholders' deficit                                          (1,578,354)
                                                                   ------------
                                                                   $  2,482,858
                                                                   ============
See accompanying notes to financial statements.


                                     Integrated Surgical Systems, Inc.
                                         Statements of Operations
                                                (Unaudited)



                                                                  Three months ended September 30,
                                                               -------------------------------------
                                                                   2006                     2005
                                                               ------------             ------------
Net revenue                                                    $     78,252             $    293,577
Cost of revenue                                                       7,701                   18,172
                                                               ------------             ------------
                                                                     70,551                  275,405
                                                               ------------             ------------
Operating expenses:
     Selling, general and administrative                            307,341                  119,898
     Research and development                                        61,126                   22,241
     Gain on forgiveness of debt                                 (1,409,308)                    --
                                                               ------------             ------------
                                                                 (1,040,841)                 142,139
                                                               ------------             ------------
Operating income                                                  1,111,392                  133,266

Other income net                                                      9,689                     --
Derivative liability expense                                           --                   (302,778)
Interest (expense) net                                              (44,400)                  (2,558)
                                                               ------------             ------------
Net income (loss)                                              $  1,076,681             $   (172,070)
                                                               ============             ============

Basic income (loss) per common share                           $       0.02             $          *

Diluted income (loss) per common share                         $       0.01             $          *
                                                               ============             ============

Shares used in computing basic income (loss) per share           45,327,567               45,084,089
                                                               ============             ============
Shares used in computing diluted income (loss) per share         85,537,571               45,084,089
                                                               ============             ============

* Less than $.01, per share


See accompanying notes to financial statements.




                                Integrated Surgical Systems, Inc.
                                    Statements of Operations
                                          (Unaudited)



                                                                  Nine months ended September 30,
                                                              --------------------------------------
                                                                  2006                     2005
                                                              ------------              ------------

Net revenue                                                   $  2,533,586              $  3,384,871
Cost of revenue                                                    421,307                   480,800
                                                              ------------              ------------
                                                                 2,112,279                 2,904,071
                                                              ------------              ------------
Operating expenses:
     Selling, general and administrative                         1,093,967                   670,590
     Research and development                                      222,641                   297,590
     Gain on forgiveness of debt                                (1,492,739)                 (362,881)
                                                              ------------              ------------
                                                                  (176,131)                  605,299
                                                              ------------              ------------
Operating income                                                 2,288,410                 2,298,772

Other income net                                                    78,084                      --
Amortization of discount                                              --                     (31,379)
Derivative liability expense                                          --                    (271,399)
Interest (expense) net                                             (44,400)                   (9,318)
                                                              ------------              ------------
Net income                                                    $  2,322,094              $  1,986,676
                                                              ============              ============


Basic net income per common share                             $       0.05              $       0.04
                                                              ============              ============
Diluted net income per common share                           $       0.03              $       0.03
                                                              ============              ============

Shares used in computing basic net income per share             45,166,140                45,084,089
                                                              ============              ============
Shares used in computing diluted net income per share           83,143,060                60,162,988
                                                              ============              ============

See accompanying notes to financial statements.




                                      Integrated Surgical Systems, Inc.
                                            Statements Cash Flows
                                                (Unaudited)


                                                                       Nine months ended September 30,
                                                                     ------------------------------------
                                                                        2006                      2005
                                                                     -----------              -----------
Cash flows from operating activities:
Net income (loss)                                                    $ 2,322,094              $ 1,986,676
Adjustments to reconcile net income) to net cash used in
   operating activities:
     Depreciation                                                           --                      5,414
     Inventory reserve                                                      --                    100,000
     Gain on forgiveness of debt                                      (1,492,740)                (362,881)
     Derivative liability expense                                           --                    302,778
     Stock-based compensation                                              7,000                     --
     Gain on sale of property and equipment                               (5,000)                    --
     Changes in operating assets and liabilities:
        Accounts receivable                                               21,288                   19,613
        Inventory                                                         49,999                   83,072
        Other current assets                                             (81,326)                  16,620
        Accounts payable                                                (228,845)                 (78,568)
        Accrued payroll and related expenses                            (809,099)                (355,987)
        Accrued liabilities                                             (144,806)                 (95,815)
        Unearned income                                                 (279,430)              (2,913,883)
                                                                     -----------              -----------
Net cash used in operating activities                                   (640,865)              (1,292,961)
                                                                     -----------              -----------

Cash flows from investing activities:
Proceeds from disposal of property and equipment                           5,000                     --
                                                                     -----------              -----------
Net cash provided by investing activities                                  5,000                     --
                                                                     -----------              -----------

Cash flows from financing activities:
Payments of note payable                                                (142,000)                    --
Proceeds from note payable                                             2,700,000                     --
                                                                     -----------              -----------
Net cash provided by financing activities                              2,558,000                     --
                                                                     -----------              -----------
Net increase decrease in cash                                          1,922,135               (1,292,961)
Cash at beginning of period                                              158,789                1,324,403
                                                                     -----------              -----------
Cash at end of period                                                $ 2,080,924              $    31,442
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

3. Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had an accumulated deficit of $63,960,681 and working capital of $1,274,642. The report of the independent registered public accounting firm on the Company's December 31, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

We currently have warranty reserves $115,000 on products delivered in Q1 of 2006.

Results of operations

We generated net income for the third quarter of 2006 of $1,077,000 or $0.02 per basic and $0.1 per diluted share compared to a net loss for the third quarter of 2005 of $172,000 or less than one cent per basic and dilutive share.

We generated net income for the first nine months of 2006 of $2,322,000 or $0.05 per basic share and $0.03 per dilutive share compared to net income for the first nine months of 2005 of $1,987,000 or $0.04 loss per basic and $0.03 per dilutive share.

Net revenue

Net revenue of $78,000 in Q3 2006 decreased 73% when compared to $294,000 in the third quarter of 2005, primarily resulting from decreases in development revenue and service contract revenue.

Net revenue of $2,534,000 in the first nine months of 2006 decreased 25% when compared to $3,385,000 in the first nine months of 2005, primarily resulting from $2,994,000 of development revenue which accounted for 88% of that periods total revenue. There were two Robodoc systems sold in the first nine months of 2006 which accounted for 82% of that periods total revenue.

Cost of revenue

Cost of revenue of $8,000 in Q3 2006 decreased 56% when compared to $18,000 in the third quarter of 2005 and was 10% of revenue compared to 6% of revenue in the third quarter of 2005 as we had seriously curtailed our production during those two comparative three month periods.

Cost of revenue of $421,000 in the first nine months of 2006 decreased 12% when compared to $481,000 in the first nine months of 2005 and was 17% of revenue compared to 14% of revenue in the first nine months of 2005, as the gross sales price of the two ROBODOC Systems sold in the current year were at a higher price as they were sold directly to the hospitals and a sales commission was paid to our distributor and charged to selling, general and administrative expense. These two ROBODOC Systems sales differed from our normal process of selling systems directly to our distributor at a lower price without commission being paid.

Gross margin

Gross margin of $71,000 decreased 74% during Q3 of 2006 when compared to $275,000 in the third quarter of 2005 and were 90% of revenue compared to 94% of revenue in the third quarter of 2005 as the revenue in the two comparative periods was from servicing and development projects which typically have lower costs associated with them.

Gross margin of $2,112,000 decreased 27% during the first nine months of 2006 when compared to $2,904,000 in the first nine months of 2006 and were 83% of revenue compared to 86% of revenue in the first nine months of 2005 as the gross sales price of the two ROBODOC Systems sold in the first nine months were at a higher price as they were sold directly to the hospitals and a sales commission was paid to our distributor and charged to selling, general and administrative expense. These two ROBODOC Systems sales differed from our normal process of selling systems directly to our distributor at a lower price without commission being paid.

Operating expenses

Selling, general and administrative expenses of $307,000 increased 156% during the third quarter of 2005 when compared to $120,000 in the third quarter of 2005 and were 393% of revenue compared to 41% of revenue in the third quarter of 2005. During 2005, we ceased operations and all our employees were terminated. During the third quarter of 2006 we had started to add staff and restart portions of the operation.

Selling, general and administrative expenses of $1,094,000 increased 63% during the first nine months of 2006 when compared to $671,000 in the first nine months of 2005 and were 43% of revenue compared to 20% of revenue in the first nine months of 2004. Selling, general and administrative expense in first nine month ofs 2006 included $600,000 to our distributor as commission expense. Without this commission, selling, general and administrative expense would only have been $494,000, or 19% of revenue for the first nine months of 2006.

Research and development of $61,000 increased 177% during the third quarter of 2006 when compared to $22,000 in the third quarter of 2005. Our level of research and development remained relatively small due to our cash limitations.

Research and development of $223,000 decreased 25% during the first nine months of 2006 when compared to $298,000 in the first nine months of 2005 due our lack of cash to maintain our level of research and development.

Gain on forgiveness of debt

As required by a loan agreement, we were required to reach a settlement with at least 80% of our outstanding creditors in exchange for 17.6 cents for each dollar owed. During Q3 of 2006 we reached agreements with 98% of our creditors and settled $1,669,000 of our outstanding debt as of June 30, 2006.

Liquidity and Capital Resources

Although we received $2.7M in cash during Q3 of 2006 as a loan related to the asset purchase agreement, our cash position is still inadequate, and although we have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of independent auditors on our December 31, 2005 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The September 30, 2006 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At September 30, 2006, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 1.76.

Net cash used in operating activities of $641,000 for the nine months ended September 30, 2006, resulted primarily from decreases in accrued payroll and related expenses of $809,000, accounts payable and accrued liabilities of $374,000, unearned income of $279,000 and, the forgiveness of debt of $1,493,000 providing no cash, offset in part by net income of $2,322,000.

The decrease in accounts payable and accrued liabilities was primarily due to the reimbursement of business expenses incurred by officers and employees and the settlement of debt incurred over the past several years. The decrease in accrued payroll and other related expenses was primarily from payments made for past due payrolls from 2004 and related accrued benefits. The decrease in unearned income is primarily from the recognition of revenue on development projects and the recognition of income on servicing contracts.

Cash flow from financing activities for the first nine months of 2006 consisted of $2,700,000 received in Q3 2006 from the note payable related to the asset sale agreement offset by $142,000 paid in Q1 2006 to settle the La Jolla Cove Investors promissory note in Q1 2006.

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


(b) There has been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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