Form 10KSB
period 2006-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-04-13
CIK 894871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


             For the transition period from __________ to __________

                         Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              68-0232575
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     1433 N Market Blvd, Suite 1                                       95834
        Sacramento, California
 --------------------------------------                               --------
(Address of principal executive Offices)                             (Zip Code)

                                 (916) 285-9943
                                 --------------
                           (Issuer's telephone number)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 par value


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

The issuer's gross revenue for fiscal year 2006 was $2,593,584. As of April 12, 2007, 45,784,089 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on April 12, 2007 was $1,601,796. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $0.035 per share on that date.

Transitional Small Business Disclosure Format. (Check one): Yes No X

================================================================================

================================================================================

                        Integrated Surgical Systems, Inc.
                                   Form 10-KSB
                   For the fiscal year ended December 31, 2006

                                Table of Contents
Part I.                                                                    Page

         Item 1.    Description of Business                                  2

         Item 2.    Description of Property                                  6

         Item 3.    Legal Proceedings                                        6

         Item 4.    Submission of Matters to a Vote of Security Holders      7

Part II.
         Item 5.    Market for Common Equity and Related Stockholder         7
                    Matters and Small Business Issuer
                    Purchases of Equity Securities

         Item 6.    Management's Discussion and Analysis or                  8
                    Plan of Operation

         Item 7.    Financial Statements                                    18

         Item 8.    Changes In and Disagreements With Accountants           18
                    on Accounting and Financial Disclosure

         Item 8A.   Control and Procedures                                  18

         Item 8B.   Other Information                                       18
Part III.
         Item 9.    Directors, Executive Officers, Promoters                18
                    and Control Persons; Compliance With Section
                    16(a) of the Exchange Act

         Item 10.   Executive Compensation                                  21

         Item 11.   Security Ownership of Certain Beneficial                23
                    Owners and Management and Related Stockholder
                    Matters

         Item 12.   Certain Relationships and Related Transactions          24

         Item 13.   Exhibits                                                24

         Item 14.   Principal Accountant Fees and Services                  25

         Signatures                                                         27

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

One of the key components of the ROBDOC System, a customized Robotic arm, has been manufactured by a Japanese manufacturer, Sankyo Seiki, pursuant to Company specifications. The specifications for this component are the proprietary property of the Company and cannot be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2007. The Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

Research and Development

Since inception, the Company's engineering activities have focused on the development of innovative image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company incurred research and development expenses of approximately $444,000 during the year ended December 31, 2006, and $318,000 in the year ended December 31, 2005.

Competition

The principal competition for ROBODOC comes from manual surgery performed by orthopedic surgeons using surgical power tools, navigated instrumentation and manual devices. These tools and devices are manufactured and/or distributed by major orthopedic companies, including Stryker Corporation, Zimmer, Inc., DePuy, Inc. (a subsidiary of Johnson & Johnson), Smith and Nephew, and Biomet, Inc.

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

     o Method for determining location and orientation of a bone for CAS procedures using intraoperative attached markers;

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

The ROBODOC System is approved for use in Europe and carries the European Union's CE Mark. The ORTHODOC is cleared by the FDA for marketing in the United States of America. While ROBODOC has not yet been approved for use by the Japanese regulatory agency, the Ministry of Health, Labor and Welfare ("MHLW"), Japanese hospitals and surgeons are able to purchase and use the systems, under certain terms and conditions, while approval is pending. The Company completed clinical trials in Japan and submitted a petition for approval in 2002. There can be no assurance that the determination will be favorable, or that any determination will not include unfavorable limitations or restrictions.

The second U.S. clinical trial designed to secure FDA clearance to market the ROBODOC System in the U.S. began in December 2000. This trial is designed to address specific questions raised by the FDA based on its review of the results from the first clinical trial conducted in 1994 through 1996. This trial for 188 subjects is being conducted using the 3rd generation (latest version) ROBODOC System. Upon completion of the trials, the Company will submit a 510(k) petition to the FDA for clearance to market the ROBODOC System in the United States. At December 31, 2006, a total of 109 patients have been enrolled in this study.

The Company did not sponsor any clinical trial sites from June 2005 through June 2006, as it did not maintain product liability insurance coverage during that period. Upon obtaining product liability insurance in September 2006, the Company reestablished clinical trial sites at Sutter General Hospital in Sacramento, California, Buffalo General Hospital in Buffalo, New York, and Jewish Hospital in Cincinnati, Ohio, and is in discussion with additional domestic and international sites to add to the studies.

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

A significant portion of the Company's sales are to a limited number of customers. One major customer of the Company accounted for 97% of the Company's revenue during the year ended December 31, 2006, and another major customer accounted for 79% for the year ended December 31, 2005. At December 31, 2006, one customer accounted for 100% of accounts receivable, and at December 31, 2005, three customers accounted for 45%, 24% and 22% of accounts receivable.

Employees

On December 31, 2006, the Company had 10 employees. No such employees were covered by collective bargaining agreements.

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

On October 20, 2005, the Company was served with a summons and complaint commenced in San Diego County (California) Superior Court (the "Court"), entitled La Jolla Cove Investors Inc., et al. vs. Integrated Surgical Systems, Inc. et al. The plaintiffs alleged that the Company was in breach of contract and intentional misrepresentation in relation to the June 9, 2004 convertible debenture agreement. On December 9, 2005, the Company made payment to La Jolla Cove Investors of $8,000 for La Jolla to halt action on the suit while a settlement agreement was worked out.

On January 27, 2006, the Company and La Jolla Cove Investors, Inc. signed a promissory note settlement agreement. Upon making the final payment listed below, the Company was released of any and all claims stated in, or in any way related to claims asserted in the lawsuit.

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

                                                    Common Stock
                                                       (RDOC)
                                                ----------------------
              Fiscal Year Ended December        High            Low
              31, 2006

              First Quarter                     $0.010          $0.002
              Second Quarter                    $0.009          $0.003
              Third Quarter                     $0.020          $0.002
              Fourth Quarter                    $0.075          $0.007

              Fiscal Year Ended December
              31, 2005

              First Quarter                     $0.040          $0.021
              Second Quarter                    $0.005          $0.005
              Third Quarter                     $0.005          $0.004
              Fourth Quarter                    $0.002          $0.002

Holders

As of March 31, 2007 there were 275 holders of record of the common stock.

Dividends

The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business.

Recent Sale of Unregistered Securities

During the twelve-month period ended December 31, 2006, the Company did not issue any unregistered securities.

Equity Compensation Plans

The following table provides information as of the fiscal year ended December 31, 2006 with respect to the Company's compensation plans (including individual compensation arrangements).

                                          EQUITY COMPENSATION PLAN INFORMATION TABLE

                                            (a)                          (b)                          (c)

Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
Equity compensation plans
approved by security holders          197,908                       $1.92                     1,672,038 (1)

Equity compensation plans not
approved by security holders        2,200,000 (2)                   $0.04                         -0-
                                    ---------                       -----                      --------

Total                               2,397,908                       $0.20                     1,672,038
                                    =========                       =====                     =========


(1)  Includes the Company's 1998 Stock Option Plan and its 2000 Stock Award
     Plan.

(2) Consists of: (i) 100,000 warrants issued for consulting services which expire in May 2007 and have an exercise price of $0.06 per share; (ii) 300,000 warrants for consulting which expire in July 2014 and have an exercise price of $0.0625 per share and 1,800,000 shares to officers of the Corporation and have and exercise price of $0.04 per share which will expire in November 2011.

Item 6.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis relates to the operations of Integrated Surgical Systems, Inc. and should be read in conjunction with its financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

Integrated Surgical Systems, Inc. was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although The Company have not received clearance to market the ROBODOC(R) System (ROBODOC) in the U.S., the Company is permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require FDA export approval. The Company sells its robotic systems to international distributors, who in turn resell the product in their territories. The Company's international distributors are KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

On June 10, 2005 The Company filed an 8-K with the SEC disclosing that it had ceased operations, two of the three outside directors had resigned, all employees were terminated and the Company's officers were evaluating all options available, including securing additional capital, the sale of assets and the seeking of protection under the Federal Securities Laws. On July 11, 2005, the third outside director resigned leaving Ramesh C. Trivedi as the only director.

In November 2005, the Company received an advance for a ROBODOC System from its Korean distributor and this system was shipped in January 2006. In February 2006, the Company received an advance for another ROBODOC System from our Korean distributor and this system was shipped in March 2006.

On August 8, 2006, the Company filed Form 8-K with the SEC disclosing that it had entered into a $4 million asset purchase agreement to sell substantially all of our assets to Novatrix Biomedical, Inc. in consideration of $4 million as well as a loan agreement with Novatrix pursuant to which Novatrix would loan us an aggregate of $6 million in two tranches of $2.7 million upon the execution of the agreement, and an additional $3.3 million in two tranches upon certain milestones with Novatrix. As required by the loan agreement, the Company has reached a settlement with over 80% of its outstanding creditors in exchange for
17.6 cents for each dollar owed. The loan agreement further provides that in the event that approval by the Company's stockholders of the asset sale does not occur by June 30, 2007, the Company will be required to grant an exclusive license in the Asian markets of our ROBODOC Surgical System software to Novatrix in exchange for a one-time royalty payment of $100,000.

In conjunction with this current Form 10-KSB, the Company has also filed all prior quarterly and annual reports for the years ended 2005 and 2006 with the SEC.

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

The Company currently has warranty reserves of $57,000 on products shipped in Q1 2006.

Results of Operations (2006 vs. 2005)

For the year ended December 31, 2006, net revenue of $2,594,000 and cost of revenue of $555,000 resulted with gross margin of $2,038,000 and operating expenses of $441,000 and other expenses, net of $9,000 resulted in net income $1,588,000 or $0.04 per basic share and $0.02 per dilutive share.

Net revenue

Net revenue of $2,594,000 for the year ended December 31, 2006 was down 24% when compared to $3,430,000 for the year ended December 31, 2005. Although there were two ROBODOC Systems sales in 2006 for $2,070,000, it was not enough to overcome the loss of the 2005 development revenue of $2,994,000. Revenue from service contracts, parts and consumables increased slightly to $524,000 from $436,000.

The decrease in revenue of $836,000 in 2006 from 2005 is presented in the following table:

                                                     2006                          2005              Increase (Decrease)
                                    ---------------------------    --------------------------    --------------------------
                                    Units                          Units                         Units
                                    Sold        Revenues           Sold       Revenues           Sold       Revenues
                                    --------    ---------------    -------    ---------------    -------    ---------------

ROBODOC Systems                           2        $ 2,070,000          -     $            -          2     $   2,070,000
ROBODOC Modules                           -                  -          -                  -          -                 -
                                    -------        -----------      -----    ---------------    -------    --------------
  Total Systems and Modules               2                  -          -                  -          2                 -
                                    =======                       =======                       =======

Service contracts, parts
 and consumables                                       524,000                       436,000                       88,000

Development revenues                                         -                     2,994,000                   (2,994,000)
                                                   -----------               ---------------               --------------
  Total Revenues                                    $2,594,000                    $3,430,000                $    (836,000)
                                                   ===========               ===============               ==============


Cost of revenue

Cost of revenue of $555,000 in 2006 decreased 16% when compared to $657,000 in 2005, however, the costs increased as a percent of revenue to 21% in 2006 when compared to 19% of revenue in 2005. This increase in cost as a percentage of revenues is directly related to the change in the mix of revenue, from lower cost development revenues to higher cost system revenues. In 2006, 80% of revenues were from higher cost system revenues and there were no software development revenues when compared to 2005 where there were no system revenues and 87% of revenues were from lower cost development revenues. Service contracts, parts and consumable revenues of $524,000 increased 20% when compared to $436,000 in 2005 were primarily driven by support requirements for the ROBODOC Systems sold in the first quarter of 2006.

Gross margin

Gross margin of $2,038,000 in 2006 decreased 27% when compared to $2,773,000 in 2005 and was 79% of revenue compared to 81% of revenue in 2005. This decrease in gross margin as a percentage of revenues is directly related to the change in the mix of revenue, to higher cost system revenues from lower cost development revenues. In 2006, 80% of revenues were from lower gross margin system revenues and there were no software development revenues when compared to 2005 where there were no system revenues and 87% of revenues were from higher gross margin development revenues.

Operating expenses

Operating expenses of $441,000 in 2006 decreased by 42% when compared to $758,000 in 2005 and were 17% of revenue in 2006 compared to 22% of revenue in 2005. Operating expenses in 2006 are comprised of selling, general and administrative expenses of $1,490,000, research and development of $444,000 offset by the forgiveness of debt of $1,493,000.

Selling, general and administrative expenses of $1,490,000 increased 86% in 2006 when compared to $803,000 in 2005 and were 57% of revenue in 2006 compared to 23% of revenue in the 2005. Selling, general and administrative expense in 2006 included $600,000 to the Company's distributor as commission expense. Without this commission, selling, general and administrative expense would only have been $890,000, or 34% of revenue during 2006. During 2005, the Company ceased operations and all its employees were terminated. During the third quarter of 2005 and in 2006 the Company had started to add staff and restart portions of the operations on a limited basis.

Research and development expenses of $444,000 increased 40% from $318,000 in 2005 as a result of restarting operations in 2006.

As required by a loan agreement, the Company reached a settlement with over least 80% of its outstanding creditors at June 30, 2006 in exchange for 17.6 cents for each dollar owed. During Q3 of 2006 the Company reached agreements with 98% of its creditors and settled $1,669,000 of outstanding debt.

Other income and expense - net

The Company recorded net other expense of $9,000 and $10,000 in 2006 and 2005, respectively, as interest expense. In 2006 other expense was primarily $104,000 in interest expense from the Company's note outstanding partially offset by $95,000 of miscellaneous income from the elimination of prior year accrued liabilities no longer anticipated.

Liquidity

The reports of the Company's Independent Registered Public Accounting Firm on the 2006 and 2005 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. On June 2, 2005, the Company terminated all of its employees and ceased operations. The former officers of the Company were evaluating all options available, including securing additional capital, the sale of assets and the seeking of protection under the federal bankruptcy laws.

In November 2005, the Company received a cash advance to build a ROBODOC System and relocated to a smaller facility in Sacramento, California to build this system with a limited workforce. In February 2006 the Company received final payment on one ROBODOC System and a deposit for the delivery of a second ROBODOC System, which was delivered in March 2006 with the final payment being received in April 2006. In July 2006 the Company received the first of two tranches of the loan agreement with Novatrix.

At December 31, 2006, the "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict the Company's ability to pay bills, was 1.02. It has been difficult for the Company to meet financial obligations, including payroll, as they come due, and the Company expects this situation to continue through 2007.

At December 31, 2006 the cash balance of the Company increased to $1,327,000 from $159,000 primarily as the result of cash provided by financing operations of $2,558,000 which were partially reduced by cash used in operating activities of $1,386,000.

Net cash used in operating activities was $1,386,000 for the year ended December 31, 2006. This resulted from net income of $1,588,000, adjusted for a non-cash transaction of $1,460,000 for the forgiveness of debt relating to the aforementioned settlement with over 80% of the Company's outstanding creditors in exchange for 17.6 cents for each dollar owed. The primary changes in funds used in operating assets and liabilities were decreases in accrued payroll and related expenses of $794,000, unearned income of $337,000, accounts payable, accrued liabilities and other accrued liabilities of $242,000 and an increase in other current assets of $168,000.

The decrease in accounts payable, accrued liabilities and other accrued liabilities was primarily due to the settlement that was reached with our outstanding creditors as required by our agreement with Novatrix. The decrease in accrued payroll and other related expenses was primarily from payments made for past due payrolls and related accrued benefits. The decrease in unearned income primarily is from the recognition of revenue on development projects and the recognition of income on servicing contracts.

The increase in cash from financing activities of $2,558,000 resulted from the advance received from Novatrix which was partially off-set by the final payment on the Company's settlement of a debt owed to an accredited investor. The Company expects to derive most of the cash required to support operations through sales of ROBODOC Systems, continued conversion of the inventory balance into cash, collection of accounts receivable and through additional financing. It is critical for the Company to obtain cash from these sources. There can be no assurance given that the Company can continue to convert inventory, collect receivables or raise additional funds on acceptable terms or at all.

The Company has the following contractual obligations and commercial commitments at December 31, 2006:
                                          Less Than                 Greater Than
                               Total        1 year     1-3 Years     3 years
                               -----        ------     ---------     -------

Facility operating leases     $376,875     $82,500      $188,100    $106,275

The Company will require substantial funds for operating activities, further product development, continuing clinical trials, regulatory approvals, litigation expenses and marketing of its products. The Company's future capital requirements will depend upon the progress of its research and development programs; the time and costs involved in securing regulatory approvals; the cost of filing, defending and enforcing intellectual property rights; and competing technology and market developments. Future expenditures for product development and clinical trials are discretionary and, accordingly, can be adjusted, as can certain selling, general and administrative expenses, based on the availability of cash.

Capital Resources

On March 31, 2007, there were 45.8 million shares of the Company's common stock outstanding, and is listed on the pink sheets at $0.03 a share, giving the Company a market capitalization of $1.4 million. In the first quarter of 2001, the Company's common stock and warrants were delisted by the Nasdaq because the stock did not maintain the market's minimum bid price of $1.00 per share. On May 24, 2004, the OTC Bulletin Board ceased quoting the Company's stock due to the failure of the Company to file its annual report on Form 10-KSB on a timely basis. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq are called "penny stocks". The Securities and Exchange Commission rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and making it more difficult for investors to sell the shares of the Company's stock.

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

The issuance of more than 51.5 million shares of common stock upon conversion of the convertible debenture and exercise of the warrants issued pursuant to the Agreement would require the Company to issue shares of common stock in excess of the Company's currently authorized shares of its common stock. The Company intended to seek stockholder approval to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 100,000,000 to 300,000,000 shares. Such solicitation would be made pursuant to a proxy statement conforming to the rules and regulations of the Securities and Exchange Commission.

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

The Company received notice that it was in default on August 31, 2005 and as of December 31, 2005 had recorded $94,288 in penalties and interest.

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

At December 31, 2006 the Company had 168 shares of convertible preferred stock outstanding. Each share of preferred stock has a stated value of $1,000 and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock over the five trading days preceding the date of conversion. Because there is no minimum conversion price, there is no limit on the number of shares of common stock that holders of preferred stock may acquire upon conversion.

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

The Financial Accounting Standards Board has issued FASB N0. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements, effective for 2008 financial statements. The Financial Accounting Standards Board has issued.

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

The reports of the Company's Independent Registered Public Accounting Firm on the 2006 and 2005 financial statements included explanatory paragraphs stating that there is substantial doubt with respect to the Company's ability to continue as a going concern. The Company has a plan to address these issues which it believes will enable the Company to continue to operate through December 31, 2007. This plan includes obtaining additional equity or debt financing, increasing sales of the products in existing markets, increasing sales of system upgrades, and reducing operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful, it is possible that the Company will cease operations or seek bankruptcy protection. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability on the Company's part to continue as a going concern.

The Company's future financial performance will depend almost entirely on sales of the ROBODOC System. The Company expects to derive most of its near-term revenue from sales of the ROBODOC System. Having sold only two ROBODOC systems in 2006 and no ROBODOC Systems in 2005, the Company must develop an effective sales and marketing organization and expend sufficient funds to inform potential customers of the distinctive characteristics and advantages of using the system instead of traditional surgical tools and procedures.

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

The Company's quarterly revenue and results of operations may fluctuate and may not be indicative of expected revenue and results of operations for the full year. The level of revenue and results of operations fluctuate with the number of ROBODOC Systems sold, if any, and development project revenue recognition. The number and timing of the systems sold may cause revenue and earnings to vary significantly on a quarterly basis and a quarter's results may not be indicative of revenue and earnings for the full year.

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

The Company is dependent on the suppliers of robots. Although the Company has multiple sources for most of the components, parts and assemblies used in the systems, one of the key components of the ROBDOC System has been manufactured by a Japanese manufacturer, Sankyo Seiki, per ISS specification. The specifications, for this component, are the proprietary property of the Company and can not be used by anyone else to build or supply robot arms. The manufacturer has discontinued their medical robot business, and will not manufacture new robot arms for the Company. This situation does not create immediate risk as the Company has supplies in inventory to meet anticipated demand through December 31, 2007 and, the Company is redesigning the robot arm and is securing a new vendor for alternative vendor manufacture. Any significant delay in securing a new vendor for this component could have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 20, 2006, the Company retained Most & Company, LLP ("Most & Company") as its new independent registered public accounting firm to audit the financial statements of the Company for the years ended December 31, 2004, 2005 and 2006. During the Company's two most recent fiscal years, and during the subsequent period through September 15, 2006, the Company did not consult with Most & Company on any accounting or auditing issues.

The retention of Most & Company was discussed with and approved by the Company's Board of Directors.

Item 8A. Controls and Procedures

Under the supervision and with the participation of management, including the Company's President and Chief Executive Officer and Chief Financial Officer, an evaluation was made of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to December 31, 2006.

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

As the Company restarted in August 2006, the following officers and directors were added and were actively serving the Company at December 31, 2006:


            Name                   Age at                   Position with the Company                        Period
                                Dec. 31, 2006
------------------------------ ----------------- -------------------------------------------------------- ---------------------

Ramesh C. Trivedi                     67         Officer - President/Chief Executive Officer              Continuous

Charles J. Novak                      59         Officer - VP of Finance  & Administration                From 11-1-2006

David H. Adams                        62         Officer - Chief Financial Officer                        From 9-20-2006

Leland W. Witherspoon                 55         Officer - VP of Research & Development                   From 8-1-2005

Ramesh C. Trivedi                     67         Director / Chairman of the Board                         Continuous

Michael J. Tomczak                    51         Director                                                 From 9-20-2006

Peter B. Mills                        51         Director                                                 From 9-20-2006

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

Michael J. Tomczak was appointed to serve as a Director of the Company in September 2006. Mr. Tomczak is currently an owner and President of Sequoia Business Solutions, Inc., which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997. Mr. Tomczak served as Retail Technology International, Inc.'s (RTI) Chief Executive Officer and President from 2002 until its sale to Island Pacific, Inc in 2004 and was co-owner during that same time period. RTI was a developer of point-of-sale software and Island Pacific is a developer of retail management software. Mr. Tomczak was also Chairman of RTI's Board of Directors during that same period and had previously served as RTI's Chief Financial Officer from 2001. Upon the sale of RTI to Island Pacific, he became its President and Chief Operating Officer until 2005. Mr. Tomczak was a member of Island Pacific's Board of Directors from 2004 until 2005. Prior to joining the Company, Mr. Tomczak served as director of Ernst & Young's Sacramento office's Entrepreneurial Services Group. Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and has been a Certified Public Accountant in both California and Michigan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2006.

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

Code of Ethics

A Code of Ethics that applies to the Company executive officers as well as to all employees was approved and adopted by the Board of Directors on April 8, 2004 and it is attached to the Company's 10-KSB for the fiscal year ended December 31, 2003. Copies of the Code of Ethics may be obtained free of charge by written request to Integrated Surgical Systems, Inc. attention Chief Financial Officer, 1433 N. Market Blvd, Suite 1, Sacramento, CA., 95834.

Item 10. Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2006, 2005 and 2004, the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2006 (collectively, the "Named Executive Officers").


                                 Summary Compensation Table
                                                                                     Long-Term
                                            Annual Compensation                    Compensation
                                            -------------------                    -------------
                                                                                      Securities
           Name and                                        Cash                       Underlying
      Principal Position          Year        Salary (1)  Bonus        Other (2)      Options
---------------------------       ----        ---------   -----        ---------      -----------

Ramesh C. Trivedi                 2006        $241,060      $0          $11,774          -0-
President and Chief               2005         135,753       0           10,964          -0-
Executive Officer                 2004         302,226       0           13,862        100,000

Leland  W. Witherspoon            2006         142,828       0                0          -0-
Vice President, Research          2005          77,334       0                0          -0-
and Engineering                   2004         142,600       0                0        100,000

Charles J. Novak                  2006          99,251       0                0          -0-
Vice President, Finance &         2005          73,154       0                0          -0-
Administration                    2004         120,000       0                0        100,000

David H. Adams                    2006          89,835       0                0          -0-
Chief Financial Officer           2005          60,519       0                0          -0-
                                  2004               0       0                0         45,000

(1) The 2005 salary information for all officers represents a partial year as all of the Company's employees were terminated effective June 2, 2005.

(2) Represents expense allowances for Dr. Trivedi as approved by the Board of directors.

Employment Agreements

There are no current employment agreements.

Stock Options

The following table contains information concerning the grant of stock options under any of the Company stock option plans to the Named Executive Officers during the fiscal year ended:

                                                           December 31, 2006
                                                Stock Option Grants in Last Fiscal Year
                                                          (Individual Grants)



                                                % of Total
                                  Number of      Options
                                   Shares       Granted to                                     Potential Realizable Value at Assumed
                                 Underlying     Employees     Exercise                              Annual Rates of Stock Price
                                   Options      in Fiscal     Price per                            Appreciation for Option Term
              Name                Granted          Year         Share       Expiration Date            5%                 10%
  -----------------------------  ---------      ---------     ---------     ---------------         -------             -------

  Ramesh C. Trivedi              1,000,000       52.16%         $0.04          11/01/2011           $25,156             $63,750
  Leland W. Witherspoon            700,000       36.52%         $0.04          11/01/2011           $17,609             $44,625
  David H. Adams                   100,000        5.22%         $0.04          11/01/2011           $ 2,516             $ 6,375
  Mike J. Tomczak                   30,000        1.56%         $0.04          11/01/2011           $   755             $ 1,192
  Peter B. Mills                    30,000        1.56%         $0.04          11/01/2011           $   755             $ 1,192




The following table summarizes, for each of the Named Executive Officers, the total number of unexercised options held at December 31, 2006, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2006.
The value of the unexercised in-the-money options at December 31, 2006, is the difference between their exercise or base price and the value of the underlying common stock on December 31, 2006.


                  Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values
                                    Shares Acquired
                                     Upon Exercise            Number of Securities            Value of Unexercised
                                       Of Options                  Underlying                     In-The-Money
                                     During Fiscal            Unexercised Options                  Options at
                                          2006                At December 31, 2006              December 31, 2006
                                               Value
 Name                            Number      Realized     Exercisable    Unexercisable    Exercisable     Unexercisable

 Ramesh C. Trivedi                none        none        166,667         833,333             $0.00             $0.00
 Leland W. Witherspoon            none        none        116,667         583,333             $0.00             $0.00
 David H. Adams                   none        none         16,667          83,333             $0.00             $0.00
 Mike J. Tomczak                  none        none          5,000          25,000             $0.00             $0.00
 Peter B. Mills                   none        none          5,000          25,000             $0.00             $0.00


Director Compensation

The Company compensates its non-employee directors $1,875 per quarter for serving on the Company's board of directors and periodically grants options to purchase shares of the Company's common stock.

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

                                                                               Percentage of
                                                         Amount and Nature      Common Stock
                                                          of Beneficial         Beneficially
Name (3)                                                    Ownership (1)         Owned (2)

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

-------------------
*  Less than one percent.
                                       22

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(2)  Based on 45,784,089 shares of common stock outstanding as of April 9, 2007.
(3) Address is c/o Integrated Surgical Systems, Inc., 1433 N. Market Blvd., Suite 1, Sacramento, California 95834.
(4) Includes 583,334 shares that Dr. Trivedi may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.04 per share.
(5) Includes 408,333 shares that Mr. Witherspoon may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.04 per share.
(6) Includes 83,333 shares that Mr. Novak may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.04 per share.
(7) Includes 58,334 shares that Mr. Adams may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.04 per share.
(8) Includes 17,500 shares that Mr. Tomczak may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.04 per share.
(9) Includes 17,500 shares that Mr. Mills may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.04 per share.

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




4.12     Registration  Rights Agreement among the Registrant,  IBM, John N, Kapoor Trust ("Kapoor"),  EJ Financial
         Investments V, L.P. ("EJ Financial"),  Keystone, Sutter Health and Sutter Health VP, dated as of December
         21, 1995 (included as Exhibit G to Exhibit 10.5 herein). (2)
4.23     Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (3)
4.31     Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (3)
4.37     2000 Stock Award Plan
4.38     2000 Long Term Performance Plan.
10.1     Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991. (2)
10.2     License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.6     Investors  Agreement  among  the  Registrant,  IBM,  Wendy  Shelton-Paul  Trust,  William  Bargar,  Brent
         Mittelstadt,  Peter Kazanzides,  Kapoor, Sutter Health,  Sutter Health VP, and EJ Financial,  dated as of
         December 21, 1995. (2)
10.7     Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.8     License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.17    Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
14.1     Code of ethics (6)
31.1     Certification Pursuant to Exchange Act  Rule 13a-14(a) of Ramesh Trivedi *
31.2     Certification Pursuant to Exchange Act  Rule 13a-14(a) of David Adams*
32.1     Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Ramesh Trivedi*
32.2     Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David Adams*


-----------------------------------------------------------------------------------------------------------------------------------
* Filed Herewith
(1)   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)   Incorporated by reference to the Registrant's Registration  Statement on Form SB-2 (Registration  No. 333-48040) declared effective on October 31, 2000.
(3)   Incorporated by  reference to the Registrant's Registration Statement on Form S-3 (Registration  No. 333-40710), declared effective on July 28, 2000.
(4)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration  No. 333-9207), declared effective on November 20, 1996.
(5)   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(6)   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

         Category                         2006                    2005
         --------                         ----                    ----

      Audit Fees (1)                    $ 65,000                $ 65,000

      Audited Related Fees                     0                       0

      Tax fees (2)                        15,000                       0

      All Other Fees                           0                       0
                                        --------                --------
                                        $ 80,000                $ 65,000
                                        ========                ========


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

                             Integrated Surgical Systems, Inc.

                            By: /s/ RAMESH C. TRIVEDI
                                ------------------------------------------------
                                    Ramesh C. Trivedi, President
                                    (Principal Executive Officer)


                            By: /s/ DAVID H. ADAMS
                                ------------------------------------------------
                                    David H. Adams
                                   (Principal Financial and Accounting Officer)



Dated: April 13, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April , 2007 in the capacities indicated.

      Signature                               Title
      ---------                               -----


/s/ RAMESH C. TRIVEDI       Chief Executive Officer, President and a Director
-----------------------     (Principal Executive Officer)
Ramesh C. Trivedi


/s/ DAVID H. ADAMS          Chief Financial Officer
-----------------------     (Principal Financial and Accounting Officer)
David H. Adams

/s/ MICHAEL J. TOMCZAK      Director
-----------------------
Michael Tomczak


/s/ PETER B. MILLS          Director
-----------------------
Peter B. Mills

                          Index to Financial Statements


                                                                           PAGE


Report of Independent Registered Public Accounting Firm                   F - 2

Balance Sheet at December 31, 2006                                        F - 3

Statement of Operations for the years ended December 31, 2006 and 2005    F - 4

Statement of Convertible Preferred Stock and Stockholders'                F - 5
   Deficit for the years ended December 31, 2006 and 2005

Statement of Cash Flows for the years ended December 31, 2006 and 2005    F - 6

Notes to Financial Statements                                             F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2006 and the related statements of operations, convertible preferred stock and stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, has working capital of $587,392 and an accumulated deficit of $64,694,975 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                   /s/ Most & Company LLP
                                                   -----------------------------
                                                       Most & Company, LLP

New York, New York
February 9, 2007

                        Integrated Surgical Systems, Inc.

                                  Balance Sheet
                                December 31, 2006

Assets
Current assets:
     Cash                                                          $  1,327,268
     Accounts receivable                                                 16,666
     Inventory                                                          308,651
     Other current assets                                               249,623
                                                                   ------------
Total current assets                                                  1,902,208

     Net property and equipment                                           8,945
     Other assets                                                        21,238
                                                                   ------------
Total assets                                                       $  1,932,391
                                                                   ============

Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $     86,926
     Accrued payroll and related expense                                 22,508
     Accrued liabilities                                                165,324
     Unearned income                                                  1,038,583
     Other current liabilities                                            1,475
                                                                   ------------
Total current liabilities                                             1,314,816

Note payable                                                          2,700,000

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496
                                                                   ------------
Total liabilities                                                     4,183,312
                                                                   ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares
         authorized; 45,784,089 shares issued and outstanding           457,841
     Additional paid-in capital                                      61,986,213
     Accumulated deficit                                            (64,694,975)
                                                                   ------------
Total stockholders' deficit                                          (2,250,921)
                                                                   ------------
                                                                   $  1,932,391
                                                                   ============


See accompanying notes to financial statements.


                                      Integrated Surgical Systems, Inc.

                                          Statements of Operations


                                                                             Years ended December 31,
                                                                        ------------------------------------
                                                                            2006                   2005
                                                                        ------------            ------------
Net revenue                                                             $  2,593,584            $  3,429,802
Cost of revenue                                                              555,202                 657,234
                                                                        ------------            ------------
                                                                           2,038,382               2,772,568
                                                                        ------------            ------------
Operating expenses:
     Selling, general and administrative                                   1,490,360                 802,916
     Research and development                                                443,757                 317,647
     Gain on forgiveness of debt                                          (1,492,739)               (362,881)
                                                                        ------------            ------------
                                                                             441,378                 757,682
                                                                        ------------            ------------
Operating income                                                           1,597,004               2,014,886

Other income (expense), net:
     Other income (expense), net                                              95,014                    --
     Amortization of discount                                                   --                   (86,141)
     Derivative liability                                                       --                    86,141
     Interest expense - net                                                 (104,218)                (10,190)
                                                                        ------------            ------------
Net income available to common stockholders                             $  1,587,800            $  2,004,696
                                                                        ============            ============

Basic net income per common share                                       $       0.04            $       0.04
                                                                        ============            ============
Diluted net income per common share                                     $       0.02            $       0.03
                                                                        ============            ============
Shares used in computing basic net income  per common share
                                                                          45,321,247              45,084,089
                                                                        ============            ============
Shares used in computing diluted net income per common share
                                                                          63,796,686              63,313,274
                                                                        ============            ============

See accompanying notes to financial statements.





                                         Integrated Surgical Systems, Inc.

                        Statements of Convertible Preferred Stock and Stockholders' Deficit


                              Convertible Preferred Stock

                                       Additional                                      Additional                     Total
                                         Paid-in                  Common Stock         Paid-in    Accumulated    Stockholders'
                        Shares  Amount   Capital    Total       Shares     Amount      Capital      Deficit        Deficit
                        ------  ------   -------    -----       ------     ------      -------      -------        -------

Balance at
December 31, 2004         168   $    2  $ 168,494  $ 168,496  45,084,089  $ 450,841  $ 61,924,486  $(68,287,471) $ (5,912,144)

     Net income
                         --       --         --         --          --         --            --       2,004,696     2,004,696
                       ------   ------  ---------  ---------------------  ---------  ------------  ------------  ------------
Balance at
December 31, 2005         168   $    2  $ 168,494  $ 168,496  45,084,089  $ 450,841  $ 61,924,486  $(66,282,775) $ (3,907,448)
                       ------   ------  ---------  ---------------------  ---------  ------------  ------------  ------------

   Stock compensation,
      non-employee       --       --         --         --       700,000      7,000          --            --           7,000
   Employee stock        --       --         --         --          --         --          61,727          --          61,727
      option
     Net income          --       --         --         --          --         --            --       1,587,800     1,587,800
                       ------   ------  ---------  ---------------------  ---------  ------------  ------------  ------------

Balance at
December 31, 2006         168   $    2  $ 168,494  $ 168,496  45,784,089  $ 457,841  $ 61,986,213  $(64,694,975) $ (2,250,921)
                       ======   ======  =========  ========= ===========  =========  ============  ============  ============


See accompanying notes to financial statements.




                                         Integrated Surgical Systems, Inc.

                                             Statements of Cash Flows


                                                                     Years ended December 31,
                                                                 -------------------------------------
                                                                    2006                       2005
                                                                 -----------               -----------
Cash flows from operating activities:
Net income                                                       $ 1,587,800               $ 2,004,696
Adjustments to reconcile net income to net cash
  used in operating activities:
    Gain on sale of assets                                            (5,000)                     --
    Depreciation                                                        --                       5,414
    Inventory reserve                                                   --                     100,000
    Forgiveness of debt                                           (1,460,439)                 (362,881)
    Amortization of deferred compensation                             10,189                      --
    Stock compensation, non-employees                                  7,000                      --
    Changes in operating assets and liabilities:
       Accounts receivable                                            21,289                    20,614
       Inventory                                                      (6,176)                  243,735
       Other current assets                                         (167,857)                  (19,563)
       Accounts payable                                             (218,323)                  (45,372)
       Accrued payroll and related expenses                         (793,921)                 (490,300)
       Accrued liabilities                                            59,550                  (155,035)
       Unearned income                                              (336,930)               (2,542,314)
       Other current liabilities                                     (82,757)                   83,392
                                                                 -----------               -----------
Net cash  used in operating activities                            (1,385,575)               (1,157,614)
                                                                 -----------               -----------

Cash flows from investing activities:
Purchase of property and equipment                                    (8,946)                     --
Proceeds from disposal of property and equipment                       5,000                      --
                                                                 -----------               -----------
Net cash used in investing activities                                 (3,946)                     --
                                                                 -----------               -----------

Cash flows from financing activities:
Proceeds from note payable                                         2,700,000                      --
Payments on note payable                                            (142,000)                   (8,000)
                                                                 -----------               -----------
Net cash provided by (used in) financing activities                2,558,000                    (8,000)

                                                                 -----------               -----------
Net increase (decrease) increase in cash                           1,168,479                (1,165,614)
Cash at beginning of year                                            158,789                 1,324,403
                                                                 -----------               -----------
Cash at end of year                                              $ 1,327,268               $   158,789
                                                                 ===========               ===========


See accompanying notes to financial statements.

                                                    F - 6

                        Integrated Surgical Systems, Inc.

                          Notes to Financial Statements


Note 1. Organization and Operations

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products are sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa. Subsequent to March 31, 2005, the Company ceased operations, all of its outside directors resigned and all employees were terminated. In November 2005, the Company received an advance on a sale and commenced operations with limited employees (Note 5.).

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

When elements of a sale, such as products, services, etc. are combined in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

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

Warranty/Service Contracts

The Company offers a one-year warranty for parts and labor on all ROBODOC Systems commencing upon the completion of training and installation or customer acceptance. Generally, the Company's customers purchase a service contract, which includes warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts is initially deferred and then recognized ratably over the term of the agreements. Annually, service contracts can be renewed at the customers' option. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty liabilities are included in unearned income.

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

Stock-Based Compensation

Compensation costs for stock, warrants and options issued to employees and non-employees are based on the fair value method. The value of warrants and options are calculated using a Black-Scholes Model, using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants or options and the expected volatility of our common stock.

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

Income per share

Basic income per share is computed by dividing net income by the weighted average number of shares of basic common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of basic common stock outstanding during the period plus dilutive common stock equivalents, using the treasury stock method.

As of December 31, 2006 and 2005, dilutive common stock equivalents were convertible preferred stock of 18,475,439 and 105,310,000, respectively.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued FIN 48, Accounting for Uncertainty in Income Taxes, effective for the year commencing after December 15, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB N0. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements, effective for 2008 financial statements. The Financial Accounting Standards Board has issued.

Management does not believe that any other recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Going Concern and Managements Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company has an accumulated deficit of $64,694,975 working capital of $587,392, negative operating cash flow of $1,385,575 and future losses are anticipated.

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

Note 4. Inventory

Inventory consisted of the following at December 31, 2006:


     Raw materials and supplies                                   $474,144
     Work-in-process                                                33,964
     Finished goods                                                106,010

     Less Allowance for obsolescence and overstock                (305,468)
                                                                  --------
                                                                  $308,651
                                                                  ========

Note 5. Note Payable and Sale of Asset

Note Payable

On August 4, 2006, the Company entered into a loan agreement (Loan Agreement) to borrow an aggregate of $6,000,000, as follows: $2,700,000 on August 4, 2006, an aggregate of $1,000,000 in February and March 2007 and $2,300,000 no later than August 1, 2007. Principal shall be payable on demand, subject to the terms of this Loan Agreement, including termination of the Loan Agreement. Interest shall be payable monthly at prime plus 1%, per annum. Loans under the Loan Agreement are collateralized by substantially all the assets of the Company.

The Loan agreement provides that upon the earlier of stockholder approval of the Asset Agreement or a material default by the lender, all obligations to repay any loans under the Loan Agreement shall terminate and the lender shall have no rights to any secured interests.

Sale of Assets

On August 14, 2006, the Company has entered into an agreement (Asset Agreement) to sell substantially all of its tangible and intangible assets in exchange for:
(1) $2,000,000 at closing; (2) $2,000,000 upon the earlier of the Company obtaining clearance from the United State Federal Food and Drug Administration for the Robodoc Surgical Assist System or March 31, 2008 and (3) providing additional working capital of $3,300,000 under the terms of the Loan Agreement.

Closing is dependent upon stockholder approval, but not later than June 30, 2007. In the event this Agreement is terminated, the Company will license to the purchaser the exclusive right to manufacture, market and sell the Company's principal products in Asia, for a term of ten years in exchange for $100,000 and the principal amount of the borrowings under the Loan Agreement.
In addition, if termination is the result of material breach by the Company, the Company shall pay a fee to the lender of $240,000.

Note 6  Convertible Note Payable

In January 2006, debenture and warrants were cancelled in exchange for the following payments, including the $8,000 payment made in December 2005:


     December 9, 2005                             $  8,000
     January 27, 2006                               50,000
     February 24, 2006                              25,000
     March 29, 2006                                 25,000
     April 19, 2006                                 42,000
                                                  --------
                                                  $150,000
                                                  ========


As the notes were paid-off and the conversion feature and warrants were cancelled, no derivative liability was recognized at December, 31, 2005.

Note 7. Convertible Preferred Stock

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

For the years ended December 31, 2006 and 2005, no shares of Series G convertible preferred stock were converted into shares of common stock. At December 31, 2006, the outstanding series G shares could have converted into a minimum of 7,020,667 shares of common stock based upon its maximum conversion price of $.024.

Note 8. Common Stock

During 2006, the Company issued 700,000 shares of common stock to non-employees in exchange for services valued at $7,000 and options to purchase 1,917,000 shares of common stock to employees valued at $61,727. The options are exercisable at $0.04 per share through October 31, 2011.

As of December 31, 2006, the Company had reserved 11,625,054 shares of common stock for future issuance pursuant to Series G Convertible Preferred Stock, warrants and options outstanding, as follows:

       Options under plans                            1,997,908
       Warrants                                       2,606,479
       Series G preferred                             7,020,667
                                                     ----------
                                                     11,625,054
                                                     ==========

Note 9. Stock Option Plans

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

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 850,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of December 31, 2006, the 1998 plan had 691,569 options available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 1,000,000 incentive options through December 11, 2010 to employees and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of December 31, 2006, the 2000 plan had 980,469 options available for future grant.

For the years ended December 31, 2006 and 2005, option activity under both plans was as follows:


                                                       2006                             2005
----------------------------------------- -------------------------------- --------------------------------
                                           Number of    Weighted-Average    Number of    Weighted-Average
                                            Shares       Exercise Price      Shares       Exercise Price
                                                           per Share                        per Share
----------------------------------------- ------------ ------------------- ------------ -------------------
Outstanding at beginning of year              141,319        $3.61           2,203,192        $0.82
Granted                                     1,917,000        $0.04                   -        $0.00
Forfeited/expired                                   -        $0.00           2,061,873        $0.63
Cancelled                                      60,411        $2.54                   -          -
----------------------------------------- ------------ ------------------- ------------ -------------------
Exercised                                           -        $0.00                   0          0
----------------------------------------- ------------ ------------------- ------------ -------------------
Outstanding at end of year                  1,997,908        $0.22             141,319        $3.61
Exercisable at end of year                    239,116        $1.57             141,319        $3.61
Available for future grants                 1,672,038                        1,799,038
========================================= ============ =================== ============ ===================


As of December 31, 2006, a summary of options outstanding under the plans was as follows:

   Range of       Weighted-Average         Number        Weighted-Average     Number       Weighted-Average
Exercise Price       Remaining         Outstanding at    Exercise Price   Exercisable at   Exercise Price
                  Contractual Life        12/31/06                           12/31/06
                      (Years)
--------------- --------------------- ------------------ ---------------- ---------------- ----------------
0.00-1.99               9.8               1,918,408           $0.04           317,825           $0.04
2.00-3.99               2.3                  50,500            3.43            50,500            3.43
4.00-8.50                .6                  29,000            6.97            29,000            6.97
                        ---               ---------           -----           -------           -----
                        9.5               1,997,908           $0.23           397,325           $1.57
                        ===               =========           =====           =======           =====

Note  9. Income Taxes

As of December 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $49,600,000 to reduce future Federal taxable income through 2026. The Company has had ownership changes, as defined by the Internal Revenue Service, which may defer or limit the use of the NOL's.

As of December 31, 2006, realization of the Company's net deferred tax asset of approximately $19,131,000 was not considered more likely than not and, accordingly, a valuation allowance of $19,131,000 has been provided. For the year ended December 31, 2006, the valuation allowance decreased by $636,000.

As of December 31, 2006, the Company had a Federal research and development credit carryover of approximately $1,240,000.


 As of December 31, 2006, deferred tax assets consisted of the following:


                                                         2006
     ------------------------------------------------------------

     Net operating loss                              $19,857,000
     Research and development credit                   1,391,000)
     Inventory                                           122,000

     Compensation                                         13,000

     Deferred income                                     379,000
                                                     -----------
                                                      21,762,000

     Less valuation allowance                         21,762,000)
                                                     -----------

                                                            None


For the years ended December 31, 2006 and 2005, deferred income tax expense (benefit) was as follows:

                                                  2006               2005
                                                  ----               ----

     Net operating loss                        ($218,000)       ($ 708,000)
     Research and development credit                   -            23,000
     Compensation                               (271,000)           (6,000)
     Inventory                                  (136,000)          (10,000)

     Deferred income                             (11,000)          (78,000)
                                                --------          --------

                                                (637,000)         (779,000)

     Less valuation allowance                    637,000           779,000

                                                    None              None
                                                    ----              ----


For the years ended December 31, 2006 and 2005, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:


                                                      2006               2005
                                                      ----               ----

Federal expense (benefit)
  expected at statutory rate                       $540,000           $682,000
State income taxes                                   96,000            120,000
Use of prior period NOL                                   -                  -
Other                                                     -                  -
Change in valuation allowance                      (636,000)          (779,000)
                                                   --------         ----------

                                                       None               None
                                                       ----               ----

Note 11. Contingencies

The Company is subject to claims that arise in the normal course of business and can not predict their ultimate outcome, if any.

During the period June 2004 and September 2006, the Company was self-insured for product liability insurance. In September 2006, the Company obtained product liability insurance of $2,000,000. The Company is not aware of any current product liability claims.

Note 12. Concentrations

The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain cash only with reputable financial institutions.

During the year ended December 31, 2006, one customers accounted for 97% of the Company's revenue and in the year ended December 31, 2005, another customer accounted for 79% of the Company's net revenues.

The Company purchases a key component, a proprietary robotic arm, from one vender, but believes alternative vendors are available.

Note 13. Related Party Transactions

At December 31, 2006, the Company had amounts due to officers as follows:


                                                  2005               2004
                                                  ----               ----

         Deferred salaries                      $657,605        $  709,981
         Expenses                                 21,110           302,921
                                                  ------        ----------

                                                $678,715        $1,012,902
                                                ========        ==========