Form 10QSB
period 2007-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-05-14
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2007

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to ________

                         Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
         --------------------------------------------------------------
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

The number of shares of common stock, $0.01, par value, outstanding on May 14, 2007 was 45,784,089. Transitional Small Business Disclosure format (check one). Yes [ ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                      for the quarter ended March 31, 2007

                                Table of Contents

                                                                           Page
Part I.   Financial Information
          Item 1.    Financial Statements                                   2

                     Balance Sheet (unaudited) at March 31, 2007            2

                     Statements of Operations (unaudited) for the
                     three months ended March 31, 2007 and 2006             3

                     Statements of Cash Flows (unaudited) for the
                     three months ended March 31, 2007 and 2006             4

                     Notes to Financial Statements (unaudited)              5

          Item 2.    Management's Discussion and Analysis                   6

          Item 3.    Controls and Procedures                               10

Part II.  Other Information

          Item 1.    Legal Proceedings                                     10

          Item 6.    Exhibits                                              10

Signature                                                                  11

Certifications

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)


                        Integrated Surgical Systems, Inc.
                                  Balance Sheet
                                 March 31, 2007
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $  1,541,304
     Accounts receivable                                                 18,255
     Inventory                                                          437,541
     Other current assets                                               287,901
                                                                   ------------
Total current assets                                                  2,285,001

Net property and equipment                                                9,410
Other Assets                                                              8,425
                                                                   ------------
                                                                   $  2,302,836
                                                                   ============


Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                                              $    135,401
     Accrued payroll and related expenses                                38,176
     Accrued liabilities                                                247,794
     Unearned revenue                                                   229,000
     Note payable                                                     3,700,000
                                                                   ------------
Total current liabilities                                             4,350,371
                                                                   ------------

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding (
     $168,496 aggregate liquidation value)                              168,496
                                                                   ------------
Total liabilities                                                     4,518,867
                                                                   ------------

Stockholders' deficit:
     Common stock, $0.01 par value, 100,000,000 shares
         authorized; 45,784,089 shares issued and outstanding           457,841
     Additional paid-in capital                                      61,993,858
     Deferred compensation                                              (42,241)
     Accumulated deficit                                            (64,625,489)
                                                                   ------------
Total stockholders' deficit                                          (2,216,031)
                                                                   ------------
                                                                   $  2,302,836
                                                                   ============
See accompanying notes to unaudited financial statements.

                                    Integrated Surgical Systems, Inc.
                                        Statements of Operations
                                             (Unaudited)

                                                                   Three months ended March 31,
                                                             --------------------------------------
                                                                 2007                       2006
                                                             ------------              ------------
Net revenue                                                  $    963,228              $  2,256,050
Cost of revenue                                                   203,088                   402,054
                                                             ------------              ------------
                                                                  760,140                 1,853,996
Operating expenses:
     Selling, general and administrative                          353,103                   728,173
     Research and development                                     276,721                   158,339
                                                             ------------              ------------
                                                                  629,824                   886,512
                                                             ------------              ------------
Operating income                                                  130,316                   967,484

Other (expense) income, net                                        (1,034)                    5,024
Interest expense net                                              (58,996)                     --
                                                             ------------              ------------
Income before taxes                                                70,286                   972,508
Income tax                                                            800                      --
                                                             ------------              ------------
Net income                                                   $     69,486              $    972,508
                                                             ============              ============

Basic net income per common share                            $          *              $       0.02
                                                             ============              ============
Diluted net income per common share                          $          *              $       0.01
                                                             ============              ============

Shares used in computing basic net income per share            45,784,089                45,084,089
                                                             ============              ============
Shares used in computing diluted net income per share          52,644,675                79,611,958
                                                             ============              ============

* Less than one percent

See accompanying notes to unaudited financial statements.





                                         Integrated Surgical Systems, Inc.
                                               Statements Cash Flows
                                                    (Unaudited)


                                                                             Three months ended March 31,
                                                                           ---------------------------------
                                                                              2007                  2006
                                                                           -----------           -----------
Cash flows from operating activities:
Net income                                                                 $    69,486           $   972,508
Adjustments to reconcile net income to net cash (used in) provided by
 Operating activities:
     Stock compensation                                                         16,943                  --
     Depreciation                                                                  613                  --
     Gain on property and equipment                                               --                  (5,000)
     Changes in operating assets and liabilities:
        Accounts receivable                                                     (1,589)           (1,513,963)
        Inventory                                                             (128,890)              239,322
        Other current assets                                                   (77,005)             (101,343)
        Accounts payable                                                        48,476               351,510
        Accrued payroll and related expenses                                    15,668              (683,053)
        Accrued liabilities                                                     80,994                (7,500)
        Unearned revenue                                                      (809,582)              855,570
                                                                           -----------           -----------
Net cash (used in) provided by operating activities                           (784,886)              108,051
                                                                           -----------           -----------
Cash flows from investing activities:
Purchases of property and equipment                                             (1,078)                 --
Proceeds on sale of property and equipment                                        --                   5,000
                                                                           -----------           -----------
Net cash (used in) provided by investing activities                             (1,078)                5,000
                                                                           -----------           -----------

Cash flows from financing activities:
Proceeds from note payable                                                   1,000,000
Payment on note payable                                                           --                (100,000)
                                                                           -----------           -----------
Net cash provided by (used in) financing activities                          1,000,000              (100,000)
                                                                           -----------           -----------
Net increase in cash                                                           214,036                13,051
Cash at beginning of period                                                  1,327,268               158,789
                                                                           -----------           -----------
Cash at end of period                                                      $ 1,541,304           $   171,840
                                                                           ===========           ===========

See accompanying notes to unaudited financial statements.


                                                          -4-

                        Integrated Surgical Systems, Inc.
                    Notes to Financial Statements (unaudited)

1. Organization and Operations

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products are authorized to be sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation SB of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly of the financial position as of March 31, 2007 and results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

Certain amounts for prior years have been reclassified to conform to 2007 financial statement presentations.

The financial statements include all the accounts of the Company.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition, allowances for inventory and warranty liability.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Note Payable

On April 23, 2007, the Company amended the Asset Agreement (and Loan Agreement to provide that the purchase price for the sale of substantially all of the assets of the Company will be paid at the closing and the amount of consideration will vary depending upon when stockholder approval of the transaction is obtained. In the event that stockholder approval is obtained on or before June 30, 2007, the consideration will be $4 million; after June 30, 2007 but on or before July 31, 2007 the consideration will be $3.5 million; after July 31 but on or before August 31, 2007 the consideration will be $3.25 million; and after August 31, 2007 but on or before September 30, 2007 the consideration will be $3 million. Further, the amended agreements extended the date after which purchaser can terminate the Asset Agreement from June 30, 2007 to September 30, 2007.

The amended Loan Agreement also extends, from June 30, 2007 to September 30, 2007, the deadline for the Company to obtain stockholder approval for the asset transaction in order to avoid being obligated to grant the exclusive license to the purchaser in the Asian markets for the Company's ROBODOC and ORTHODOC systems. It also reduces the time, from six months to three months that the Company has to repay outstanding loans in the event that stockholder approval is not obtained. Further, the amended Loan Agreement reduces the obligation of the lender to provide additional funds to the Company from $2.3 million to $350,000, per month, commencing July 1, 2007 and the first day of each successive month thereafter until the earlier of: (i) September 1, 2007 or (ii) such time as stockholder approval has been obtained.

4. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination for Federal and California purposes as of March 31, 2007.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

5. Common Stock

During the first quarter of 2007, the Company issued options to purchase 250,000 shares of common stock to employees valued at $7,645. Options to purchase 200,000 shares of common stock are exercisable at $0.04, per share, through January 11, 2012 and 50,000 shares of common stock are exercisable at $0.03, per share, through February 19, 2012

6.Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had an accumulated deficit of $64,625,489 and negative working capital of $2,023,129. The report of the independent registered public accounting firm on the Company's December 31, 2006 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

The Company believes that it has a current plan to address these issues in order to enable the Company to continue operations. This plan includes obtaining additional equity or debt financing, the sale of assets, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although the Company believes that the plan will be realized, there is no assurance that these events will occur. In the event that the Company is unsuccessful in realizing the benefits of such plan, it is possible that the Company will seek bankruptcy protection. These financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from an inability of the Company to continue as a going concern.

7. Subsequent events

In April and May 2007 the Company issued options to purchase 200,000, 100,000, and 5,000 shares of common stock to employees, exercisable in five years at $0.035, $0.031, and $0.031, per share.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-QSB and with the audited Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the SEC.

Overview

We were incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although we have not received clearance to market the ROBODOC(R) System (ROBODOC) in the U.S., we are permitted to export the system provided certain requirements are met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require U.S. FDA export approval. We are authorized to sell our robotic systems to international distributors, who in turn can resell the product in their territories. Our international distributors are KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

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

We currently have no warranty reserves recorded.

Results of operations

We generated net income for the first quarter of 2007 of $69,000, or less than one cent per basic share and less than one cent per dilutive share, compared to net income for the first quarter of 2006 of $973,000 or $0.02 per basic share and $0.01 per dilutive share.

Net revenue

Net revenue of $963,000 in Q1 2007 decreased 57% when compared to $2,256,000 in the first quarter of 2006. The major components of revenue for Q1 2007 were comprised of $100,000 from a system upgrade, $54,000 from repairs and consumables, $58,000 from service contracts and $752,000 from software and implant development compared to $2,070,000 from systems sales, $138,000 from repairs and consumables and $48,000 from service contracts in the first quarter of 2006. The lack of system sales accounted for the largest decrease in revenue and is primarily the result of our current focus to obtain FDA clearance for the U.S. market.

Cost of revenue

Cost of revenue of $203,000 in Q1 2007 decreased 50% when compared to $402,000 in the first quarter of 2006, as a result of the decrease in systems productions and sales during the first quarter of 2007. Cost of revenue was 21% of revenue in Q1 2007 and 18% in Q1 2006, with the decrease in production the fixed cost variable in the cost of revenues equation become more significant in the comparative percentages.

Gross margin

Gross margin of $760,000 decreased 59% during the first quarter of 2007 when compared to $1,854,000 in the first quarter of 2006 and were 79% of revenue in Q1 2007 and 82% of revenue in Q1 2006. The decrease in production during the first quarter of 2007 as compared to the first quarter of 2006 had a larger component of fixed cost which limited our ability to reduce costs below a certain point.

Operating expenses

Operating expenses of $630,000 decreased 29% during the first quarter of 2007 when compared to $887,000 in the first quarter of 2006 and were 65% of revenue compared to 39% of revenue in the first quarter of 2006.

Selling, general and administrative expenses

Selling, general and administrative expense of $353,000 decreased 52% during the first quarter of 2007 when compared to $728,000 in the first quarter of 2006 and were 37% of revenue compared to 32% of revenue in the first quarter of 2006. Selling, general and administrative expense in Q1 2006 included $600,000 to a distributor as commission expense. Without this commission, selling, general and administrative expense would only have been $128,000 or 6% of revenue for Q1 2006 which was due to our limited operations at that time. The G&A expenses on an adjusted basis actually increased by $225,000 or 175% as we began to add permanent staff and reactivate our efforts to obtain FDA clearance.

Research and development

Research and development of $277,000 increased 75% during the first quarter of 2007 when compared to $158,000 in the first quarter of 2006 and were 29% of revenue compared to 7% of revenue in the first quarter of 2006. Although we had very limited research and development activity in the first quarter of 2006, we began to add staff and incur other development costs in our efforts to obtain FDA clearance through the latter part of 2006 and the first quarter of 2007.

Interest expense, net

Interest expense net for the first quarter of 2007 of $59,000 resulted from accrued interest of $68,000 on the prime +1% Novatrix note payable partially offset by $9,000 of interest earned on cash in bank.

Liquidity and Capital Resources

Our cash position is inadequate, and although we have identified potential sources of cash for future operations, there cannot be any assurance that we will receive these cash amounts, or that these cash amounts will be sufficient to assure continuing operations. The report of our Independent Registered Public Accounting Firm on our December 31, 2006 financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We believe that we have a current plan to address these issues and enable us to continue operations. This plan includes obtaining additional equity or debt financing, the sale of assets, increasing product sales in existing markets, increasing sales of system upgrades, and further reductions in operating expenses as necessary. Although we believe that the plan will be realized, there is no assurance that these events will occur. In the event that we are unsuccessful in realizing the benefits of such plan, it is possible that we will seek bankruptcy protection. The March 31, 2007 unaudited financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets, or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

At March 31, 2007, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was only .36. It has been difficult for us to meet obligations, including payroll, as they come due, and we expect this situation to continue through 2007.

Net cash used in operating activities was $785,000 for the three months ended March 31, 2007. This resulted primarily from income of $69,000, a decrease in unearned revenue of $810,000, an increase in inventory of $129,000 and an increase in other current assets of $77,000, offset in part by an increase in accounts payable of $48,000, an increase in accrued payroll and related expenses of $16,000 and an increase in accrued liabilities of $81,000.

The decrease in unearned revenue was primarily due to the recognition of unearned warranty revenues deferred from prior periods of $58,000 and the recognition of completed long term development projects of $752,000. The increase in inventory resulted from normal operational requirements for the development process. As a result of our past credit history we have been required by several suppliers to pre-pay or make a deposit on purchases and as a result other assets have increased. The increase in accrued liabilities was primarily the result of accrued interest on the Novatrix note.

Funds provided by financing activities for the three months ended March 31, 2007, were a result of scheduled advances on the Novatrix note.

We expect to derive most of the cash required to support our operations in 2007 through additional loans under the Novatrix note and sales of ROBODOC Systems, as well as from the sale of assets. Assuming the assets are not sold and we grant the license, we may not have enough cash to continue our Robodoc Systems operations and management may have to consider other alternatives. It is critical for us to maintain operations as a going concern in 2007. There can be no assurance that we can continue to convert inventory, collect receivables or raise additional funds on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates, including those related to bad debts, inventories, warranties, contingencies and litigation. We base these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have discussed our critical accounting policies with our Independent Registered Public Accounting Firm. Actual results may differ from these estimates under different assumptions or conditions.

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

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

We are subject to legal proceedings and claims that arise in the normal course of business. We cannot assure that we would prevail in such matters nor can we assure we would have sufficient funds available to satisfy any adverse judgment. Due to the inherent uncertainties of litigation, were there any such matters, we would not be able to accurately predict their ultimate outcome. At May 14, 2007, there were no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operation or cash flows.

Item 6.   Exhibits

(a)Exhibits

31.1 Certification Pursuant to Exchange Act Rule 13a-14(a) of Ramesh C. Trivedi
31.2 Certification Pursuant to Exchange Act Rule 13a-14(a) of David H. Adams
32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Ramesh C. Trivedi
32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David H. Adams

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


 May 14, 2007