Form 10QSB
period 2007-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-08-14
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [X ] No [ ]

The number of shares of common stock, $0.01, par value, outstanding on August 13, 2007 was 4,578,501 Transitional Small Business Disclosure format (check one). Yes [ ] No [ X ]


                                         Integrated Surgical Systems, Inc.
                                                     Form 10-QSB
                                       for the quarter ended June 30, 2007

                                                   Table of Contents


                                                                                                               Page
                                                                                                               ----
Part I.       Financial Information
                        Item 1.    Financial Statements                                                         2

                         Balance Sheet (unaudited) at June 30, 2007                                             2

                         Statements of Operations (unaudited) for the three months ended June 30, 2007 and      3
                         2006

                         Statements of Operations (unaudited) for the six months ended June 30, 2007 and        4
                         2006

                         Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and        5
                         2006

                         Notes to Financial Statements (unaudited)                                              6

              Item 2.    Management's Discussion and Analysis                                                   8

              Item 3     Controls and Procedures                                                                10

Part II.      Other Information

              Item 1.    Legal Proceedings                                                                      11

              Item 4.    Submission of Matters to a Vote of Security Holders                                    11

              Item 6.    Exhibits                                                                               11

Signature                                                                                                       12

Certifications                                                                                                  13




Part I.    Financial Information

           Item 1.  Financial Statements (unaudited)


                                      Integrated Surgical Systems, Inc.
                                                Balance Sheet
                                               June 30, 2007
                                                (Unaudited)

Assets
Current assets:
     Cash                                                                                   4,421,677
                                                                                         ------------
Total assets                                                                             $  4,421,677
                                                                                         ============


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                                    $     22,438
     Accrued employee retention bonus                                                         486,385
     Accrued liabilities                                                                      192,400
     Due to purchaser                                                                         350,000
     Other current liabilities                                                                535,830
                                                                                         ------------
Total current liabilities                                                                   1,587,053

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)                 168,496
                                                                                         ------------
Total liabilities                                                                           1,755,549
                                                                                         ------------

Stockholders' equity:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         4,578,501 shares issued and outstanding                                               45,785
     Additional paid-in capital                                                            62,414,160
     Deferred compensation                                                                    (21,254)
     Retained earnings                                                                    (59,772,563)
                                                                                         ------------
Total stockholders' equity                                                                  2,666,128
                                                                                         ------------
                                                                                         $  4,421,677
                                                                                         ============

See accompanying notes to financial statements.





                                          Integrated Surgical Systems, Inc.
                                               Statements of Operations
                                                      (Unaudited)

                                                                     Three months ended June 30,
                                                             ----------------------------------------
                                                                  2007                      2006

Income from continuing operations                            $        --                $        --
                                                             -------------              -------------

Discontinued Operations
     (Loss) gain from operations of discontinued
      business segment (net of taxes of $50,478
      in 2007)                                                  (1,323,212)                   272,905
                                                             -------------              -------------

     Net gain on sale of assets                                  6,176,137                       --
                                                             -------------              -------------

     Income from discontinued operations                                                    4,852,625
                                                             -------------              -------------

Net Income                                                   $   4,852,925              $     272,905
                                                             =============              =============


Basic net income per share
    Continuing                                               $        0.00              $        0.00
    Discontinued                                                      1.06                       0.06
                                                             -------------              -------------

    Net income                                               $        1.06              $        0.06
                                                             =============              =============


Diluted net income per share                                 $        1.06              $        0.03
    Continuing
    Discontinued                                                      1.06                       0.03
                                                             -------------              -------------
   Net income                                                $        1.06              $        0.03
                                                             =============              =============

Shares used in computing basic net income per share              4,578,501                  4,508,409
                                                             =============              =============

Shares used in computing diluted net income per share            4,578,501                  9,474,227
                                                             =============              =============


See accompanying notes to financial statements.






                                          Integrated Surgical Systems, Inc.
                                               Statements of Operations
                                                       (Unaudited)


                                                                              Six months ended June 30
                                                                           2007                    2006
                                                                       -----------             ------------
Net income from continuing operations
                                                                       $       --              $       --

Discontinued Operations
     (Loss) gain from operations of
      discontinued business segment
       (Net of  taxes of $51,278 in 2007)                               (1,253,725)               1,245,413

     Net Gain on sale of assets                                          6,176,137                     --
                                                                       -----------              -----------

Net Income                                                             $ 4,922,412              $ 1,245,413
                                                                       ===========              ===========


Basic net income per share - discontinued operations                   $      1.08              $      0.28
                                                                       ===========              ===========
Diluted net income per share - discontinued operations                 $      1.08              $      0.13
                                                                       ===========              ===========

Shares used in computing basic net income per share                      4,578,501                4,508,409
                                                                       ===========              ===========

Shares used in computing diluted net income per share                    4,578,501                9,474,227
                                                                       ===========              ===========


See accompanying notes to financial statements.



                                                    Integrated Surgical Systems, Inc.
                                                       Statements of Cash Flows
                                                              (Unaudited)

                                                                                Six months ended June 30,
                                                                                 2007                  2006
                                                                             -----------            -----------
CASH FLOWS FROM CONTINUING OPERATING                                         $      --              $      --

CASH FLOWS FROM DISCONTINED OPERATING ACTIVITIES

Net income from discontinued operations                                        4,922,412              1,245,413

Adjustments to reconcile net income from discontinued
 operations to cash flow (used in) provided by
 discontinued operations:
      Gain on sale of assets (including cancellation of
        indebtedness of ($3,876,450 and $83,431)                              (6,176,137)               (83,431)
      Depreciation                                                                 1,118
      Amortization of deferred compensation                                       30,285
      Stock based compensation-employees                                          15,890
      Gain on sale of equipment                                                   (5,000)                (5,000)
      Changes in assets and liabilities
         Accounts receivable                                                     (16,109)                21,289
         Inventory                                                              (415,242)               119,590
         Other current assets                                                      6,237               (113,397)
         Accounts payable                                                        (64,488)                44,743
         Accrued payroll and related expenses                                    (22,508)              (816,429)
         Accrued liabilities                                                     261,538               (105,336)
         Other current liabilities                                              (754,604)              (221,930)
                                                                             -----------            -----------
Net cash (used in) provided by discontinued operating activities              (2,216,608)                85,512
                                                                             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from sale of assets (net of legal fees of $20,557)                3,979,443                   --
Purchases of fixed assets                                                        (23,426)
Proceeds from sale of fixed assets                                                 5.000                  5,000
                                                                             -----------            -----------
Net cash provided by discontinued investing activities                         3,961,017                  5,000
                                                                             -----------            -----------

CASH FLOWS FROM DISCONTINUED FINANCING ACTIVITIES
Proceeds from notes Payable                                                    1,350,000
Payments of note payable                                                                               (142,000)
                                                                             -----------            -----------

Net cash  provided by financing activities                                     1,350,000               (142,000)
                                                                             -----------            -----------

Net increase (decrease) in cash and cash equivalents                           3,094,409                (51,488)

Cash and cash equivalents at beginning of year                                 1,327,268                158,789
                                                                             -----------            -----------

Cash and cash equivalents at end of year                                       4,421,677                107,301
                                                                             ===========            ===========


See accompanying notes to financial statements.

                                                          -5-

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

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company's operations have been classified as discontinued operations for all periods presented.

On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year from the sale of the assets (Note 3).


2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation SB of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2007 and results of operations and cash flows for the six months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

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


3. Gain on Sale of Assets

On June 28, 2007, the Company sold substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of a note payable in the amount of $3,700,000 and accrued interest thereon of $234,462. The gain on sale of assets consisted of the following:

   Proceeds
         Cash                                                       $ 4,000,000
         Cancellation of indebtedness                                 3,934,462
                                                                    -----------
              Total proceeds                                          7,934,462

Net book value of assets sold                                        (1,001,007)
Employee retention incentives                                          (486,385)
Present value of net future lease payments                             (250,376)
Legal expenses                                                          (20,557)
                                                                    -----------
           Gain on sale of assets                                   $ 6,176,137
                                                                    ===========


In connection with the sale:

     (a) Certain employees of the Company received payments to remain with the Company until the closing date to effect an orderly transfer of assets to the purchaser.

     (b) The purchaser has agreed to sublease the Company's space for one year. The Company has accrued the present value of the rent for the balance of the lease term, net of the rent to be received under the sublease.

After the utilization of the Company's net operating loss carryforwards for Federal and state purposes, the Company's income taxes on the gain were approximately $39,000.


4. Common Stock

Effective July 26, 2007, the Company declared a 1-for-10 reverse stock split of its outstanding shares of common stock. All share and per share amounts have been restated for the split. During the second quarter of 2007, the Company issued options to purchase 30,500 shares of common stock to employees valued at $8,245. Options to purchase 20,000 shares of common stock are exercisable at $0.35, per share, through April 11, 2012, 10,000 shares of common stock are exercisable at $0.31, per share, through April 29, 2012 and 500 shares of common stock are exercisable at $0.31, per share, through April 30, 2007.


5. Income Taxes

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

     Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination for Federal and California purposes as of June 30, 2007.

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

Overview

We were incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although we had not received clearance to market the ROBODOC(R) System (ROBODOC) in the U.S., we were permitted to export the system provided certain requirements were met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require U.S. FDA export approval. We had sold our robotic systems to international distributors, who in turn resold the product in their territories. Our international distributors were KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

Description of the sales transaction

On August 4, 2006, we entered into an Asset Purchase Agreement with Novatrix Biomedical, Inc. ("Novatrix"), as amended, pursuant to which we agreed to sell substantially all of our assets to Novatrix (the "Asset Purchase Agreement"). As consideration for the sale, Novatrix would pay $4,000,000 for the assets.

The Loan Agreement provided that upon entering into the Asset Purchase Agreement, Novatrix will meet its obligations to us by providing the balance of any loans due to us to fund our working capital in equal amounts for the purpose of developing the ROBODOC and ORTHODOC products. In addition, the Loan Agreement provided that upon the approval by our stockholders of the asset sale, all of our obligations owing under the Loan Agreement shall be forgiven.

On June 28, 2007, the Company completed the sale of substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of the note payable in the amount of $3,700,000 and accrued interest thereon of $234,462. The gain on sale of assets consisted of the following (as noted in Notes to Financial Statement, 3. Gain on Sale):

Proceeds
  Cash                                                              $ 4,000,000
  Cancellation of indebtedness                                        3,934,462
       Total proceeds                                                 7,934,462
                                                                    -----------

  Net book value of assets sold                                      (1,001,007)
  Employee retention incentives                                        (486,385)
  Present value of net future lease payments                           (250,376)
  Legal expenses                                                        (20,557)
                                                                    -----------
    Gain on sale of assets                                          $ 6,176,137
                                                                    ===========

Revenues

Product revenue had consisted of sales of our principal orthopedic product, the ROBODOC(R) Surgical Assistant System ("ROBODOC"), which integrated the ORTHODOC(R) Presurgical Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. We had developed specialized operating software for several implant manufacturing companies. These implant manufacturers' contracted with us for the development of software for particular lines of new prosthesis to be used with the ROBODOC system.

Results of operations

We generated net income for the second quarter of 2007 of $4,853,000 or $1.06 per basic and dilutive share, compared to net income of $273,000 or $0.06 per basic share and $0.03 per dilutive share for the second quarter of 2006.

We generated net income for the first half of 2007 of $4,922,000 or $1.08 per basic and dilutive share, compared to net income for the first half of 2006 of $1,245,000 or $0.28 per basic and $0.13 per dilutive share.

Discontinued operations

The Company recorded a net loss from discontinued operations before the sale of assets to Novatrix of $1,323,000 or $0.27 loss per basic and dilutive shares in Q2 of 2007 as compared to a net gain of $273,000 or $0.06 and $0.03 gain per basic and dilutive shares for the same comparative quarter of 2006. The lack of sales in the second quarter of 2007 as compared to the same quarter of 2006 and the effort of the Company to complete the process involved in obtaining clearance from the FDA to market the ROBODOC system in the U.S. during Q2 of 2007 was the primary reason for this change.

For the first six month period of 2007 the Company recorded a loss from the discontinued business operations before the sale of assets to Novatrix of $1,254,000 or $0.27 and $0.22 loss per basic and dilutive shares as compared to a gain of $1,245,000 or $0.28 and $0.13 gain per basic and dilutive shares for the same six month period of 2006. The gain in 2006 was primarily the result of the sale of two ROBODOC Systems while there were no comparative sales in 2007.

For the three month and six month period of 2007 the Company recorded a gain on sale of assets of $6,176,000.

Liquidity and Capital Resources

The Board has retained two of its outside directors, its Chief Financial Officer, and its Secretary as part time consultants to assist with our continuing obligations under the federal securities laws and to evaluate various merger, acquisition or strategic alliance opportunities We anticipate that it will take up to twelve months to conclude this process. While no assurance can be given that such opportunities will be available, or if available, on favorable terms, we believe there are numerous opportunities. If we are unsuccessful with respect to a suitable opportunity within twelve months of the closing of the Novatrix transaction, we will liquidate the Company and distribute all our remaining assets, primarily cash, to our stockholders.

We believe our current cash position is adequate to carry out our plan.

At June 30, 2007, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 2.79.

Net cash used in discontinued operating activities was $2,253,000 for the six months ended June 30, 2007. Cash flows provided from investing activities were $3,982,000 and resulted primarily from cash received from the sale of assets of $4,000,000. Cash flows provided by financing activities were $1,366,000 and consisted of $1,016,000 from discontinued operations and $350,000 received to be used exclusively by the purchaser.

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

We believe the following critical accounting policies affected our more significant judgments and estimates used in the preparation of our financial statements:

We recognized revenue from sales of our products upon the completion of equipment installation and training at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions were recognized as revenue upon written notification of customer acceptance, which generally occurs after the completion of installation and training. Furthermore, due to business customs in Japan and the interpretation of Japanese law, all equipment sales to Japan were recognized after customer acceptance, which generally occurs after the completion of installation and training. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

We periodically evaluated the need for allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.


Item 3.   Controls and Procedures

(a) Under the supervision and with the participation of management, including our former President, Chief Executive Officer and Chief Financial Officer, an evaluation was made of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our former President, Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II. Other Information
Item 1.  Legal Proceedings
There were no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operation or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders was held on June 28, 2007. At the meeting, stockholders voted upon the following matters:

          1. Election of directors


                                                                      AUTHORITY
                                             FOR                      WITHHELD
                                             ---                      --------

         Ramesh C. Trivedi (1)            37,688,812                 6,465,088
         Michael J. Tomczak               40,440,358                 3,713,542
         Peter B. Mills (2)               40,454,858                 3,699,042

          2. Amendment to our Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of our common stock:

                        FOR                AGAINST              ABSTAIN
                        ---                -------              -------
                    38,548,943            5,307,611             297,347

          3. The sale of substantially all of our assets to Novatrix Biomedical,
             Inc.:

                        FOR                  AGAINST            ABSTAIN
                        ---                  -------            -------
                    25,362,721              973,724            215,755

          4. The liquidation of the Company in the event that it is unable to complete an acquisition or similar strategic transaction wi

                        FOR                AGAINST              ABSTAIN
                        ---                -------              -------
                    24,690,959            1,536,959            324,248

               (1) On July 16, 2007, Ramesh C. Trivedi resigned as President, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company.

               (2) On July 18, 2007 Peter B. Mills was appointed Chief Executive Officer and President of the Company.


Item 6.   Exhibits

(a)Exhibits


31.1    Certification Pursuant to Exchange Act Rule 13a-14(a) of Peter B. Mills
31.2    Certification Pursuant to Exchange Act Rule 13a-14(a) of David H. Adams
32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Peter B. Mills
32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David H. Adams

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTEGRATED SURGICAL SYSTEMS, INC.


                                        By: /s/ DAVID H. ADAMS
                                            -----------------------------------
                                        David H. Adams, Chief Financial Officer


August 14, 2007