Form 10QSB
period 2007-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2007-11-16
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

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

The number of shares of common stock, $0.01, par value, outstanding on November 16, 2007 was 4,578,500 Transitional Small Business Disclosure format (check one). Yes [ ] No [ X ]

                        Integrated Surgical Systems, Inc.
                                   Form 10-QSB
                    for the quarter ended September 30, 2007

                                Table of Contents


                                                                           Page
                                                                           ----
Part I.    Financial Information
           Item 1.    Financial Statements                                  2
                      Balance Sheet (unaudited) at September 30, 2007       2
                      Statements of Operations (unaudited) for the
                      nine months ended September 30, 2007 and 2006         3
                      Statements of Operations (unaudited) for the
                      three months ended September 30, 2007 and 2006        4
                      Statements of Cash Flows (unaudited) for the
                      nine months ended September 30, 2007 and 2006         5
                      Notes to Financial Statements (unaudited)             6
           Item 2.    Management's Discussion and Analysis                  8
           Item 3     Controls and Procedures                              10
Part II.   Other Information
           Item 1.    Legal Proceedings                                    11
           Item 6.    Exhibits                                             11

Signature                                                                  12
Certifications                                                             13

Part I. Financial Information
         Item 1.  Financial Statements (unaudited)


                        Integrated Surgical Systems, Inc.
                                  Balance Sheet
                               September 30, 2007
                                   (Unaudited)

Assets
Current assets:
     Cash                                                          $  3,290,823
     Other current assets
                                                                         79,589
                                                                   ------------
Total assets                                                       $  3,370,412
                                                                   ============


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable
                                                                   $     19,004
     Accrued liabilities                                                 55,322
     Other current liabilities                                          495,188
                                                                   ------------
Total current liabilities                                               569,514

Convertible preferred stock, $0.01 par value,
     1,000,000 shares authorized;
     168 shares issued and outstanding
     ($168,496 aggregate liquidation value)                             168,496
                                                                   ------------
Total liabilities                                                       738,010
                                                                   ------------

Stockholders' equity:
     Common stock, $0.01 par value,
         100,000,000 shares authorized;
         4,578,500 shares issued and outstanding                         45,785
     Additional paid-in capital                                      62,427,375
     Deferred compensation                                              (13,431)
     Retained deficit                                               (59,827,327)
                                                                   ------------
Total stockholders' equity
                                                                      2,632,402
                                                                   ------------
                                                                   $  3,370,412
                                                                   ============
See accompanying notes to financial statements.


                                      Integrated Surgical Systems, Inc.
                                          Statements of Operations
                                                (Unaudited)

                                                                          Nine months ended September 30,
                                                                      -------------------------------------
                                                                          2007                    2006
                                                                      -----------             -------------
Continuing operations
General and administrative expenses                                   $   115,394             $        --
                                                                      -----------             -------------
Operating (loss)                                                         (115,394)                     --

Interest income - net                                                      26,630                      --
                                                                      -----------             -------------

Loss from continuing operations                                           (88,764)                     --
                                                                      -----------             -------------
Discontinued Operations
          (Loss) gain from operations of discontinued
           business segment (net of  taxes of $50,478
           in 2007)                                                    (1,219,725)                2,322,094

Net gain on sale of assets                                              6,176,137                      --
                                                                      -----------             -------------
                                                                        4,956,412                 2,322,094
                                                                      -----------             -------------

Net Income                                                            $ 4,867,648      $          2,322,094
                                                                      ===========             =============

Basic net income (loss) per share
    Continuing                                                        $     (0.02)            $        --
    Discontinued                                                             1.08                      0.51
                                                                      -----------             -------------
    Net income                                                        $      1.06             $        0.51
                                                                      ===========             =============

Diluted net income (loss) per share
    Continuing                                                        $     (0.02)            $        --
    Discontinued                                                             0.97                      0.28
                                                                      -----------             -------------
    Net income                                                        $      0.95             $        0.28

Shares used in computing basic net income per share                     4,578,500                 4,516,614
                                                                      ===========             =============

Shares used in computing diluted net income per share                   5,127,705                 8,314,306
                                                                      ===========             =============

See accompanying notes to financial statements.





                                            Integrated Surgical Systems, Inc.
                                                Statements of Operations
                                                        (Unaudited)

                                                                       Three months ended September 30,
                                                                    -------------------------------------
                                                                         2007                   2006
                                                                    -----------             -------------

Continuing operations
General and administrative expenses                                 $   115,394             $        --
                                                                    -----------             -------------
Operating (loss)                                                       (115,394)                     --

Interest income - net                                                    26,630                      --
                                                                    -----------             -------------
Loss from continuing operations                                         (88,764)                     --
                                                                    -----------             -------------

Discontinued Operations
    Gain from operations of discontinued business segment                34,000                 1,076,681
                                                                    -----------             -------------

Net (Loss) Income                                                   $   (54,764)            $   1,076,681
                                                                    ===========             =============

Basic net (loss) income  per share
    Continuing                                                      $     (0.02)            $        --
    Discontinued                                                           0.01                      0.24
                                                                    -----------             -------------
    Net (loss) income                                               $     (0.01)            $        0.24
                                                                    ===========             =============

Diluted net (loss) income per share
    Continuing                                                      $     (0.02)            $        --
    Discontinued                                                           0.01             $        0.13
                                                                    -----------             -------------
    Net (loss) income                                               $     (0.01)            $        0.13
                                                                    ===========             =============

Shares used in computing basic net income per share                   4,578,500                 4,532,757
                                                                    ===========             =============

Shares used in computing diluted net income per share                 5,214,814                 8,553,757
                                                                    ===========             =============

See accompanying notes to financial statements.



                                       Integrated Surgical Systems, Inc.
                                           Statements of Cash Flows
                                                  (Unaudited)

                                                                       Nine months ended September 30,
                                                                     -----------------------------------
                                                                        2007                    2006
                                                                     -----------              ----------

Continuing operating
Loss from continuing operations                                      $   (88,764)             $      --

Adjustments to reconcile net loss from continued operations to cash flow used in continued operations:

      Stock based compensation-directors and employees                    13,215                     --
      Changes in assets and liabilities
      Other current assets                                               (79,589)                    --
      Accounts payable                                                    (3,435)                    --
      Accrued liabilities                                                 55,322                     --
      Other current liabilities                                           (6,642)                    --
                                                                     -----------              -----------
Net cash (used in) continuing operations                                (109,893)                    --
                                                                     -----------              -----------

Discontinued operations
      Net cash used in operating activities                           (2,887,569)                (640,865)

      Net cash provided by investing activities                        3,961,017                    5,000
      Net cash provided by financing activities                        1,000,000                2,558,000
                                                                     -----------              -----------
Net cash provided by discontinued activities                           2,073,448                1,922,135
                                                                     -----------              -----------

Net increase  in cash                                                  1,963,555                1,922,135

Cash and cash equivalents at beginning of period                       1,327,268                  158,789
                                                                     -----------              -----------

Cash and cash equivalents at end of period                           $ 3,290,823              $ 2,080,924
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

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company's operations through June 28, 2007 have been classified as discontinued operations. On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year from the sale of the assets (Note 3).

2.  Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation SB of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2007 and results of operations and cash flows for the nine months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncement

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

4. Common Stock

Effective July 26, 2007, the Company declared a 1-for-10 reverse stock split of its outstanding shares of common stock. All share and per share amounts have been restated for the split. During the third quarter of 2007, the Company issued options to purchase 50,000 shares of common stock to the directors valued at $13,215. The options to purchase the shares of common stock are exercisable at $0.328 per share, through August 12, 2012.

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

     Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of January 1, 2007 and September 30, 2007.

     The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

6.  Subsequent Event

On November 13, 2007 the Company settled a liability to a customer of $195,000 by a payment of $97,500. The Company will recognize a gain on settlement of $97,500, which will be included in discontinued operations during the fourth quarter of 2007.

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

On June 28, 2007, the Company completed the sale of substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of the note payable in the amount of $3,700,000 and accrued interest thereon of $234,462. The gain on sale of assets consisted of:

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

Results of operations

We generated a net loss for the third quarter of 2007 of $54,800 or $0.02 loss per basic and $0.01 loss per dilutive share, compared to net income of $1,076,700 or $0.24 per basic share and $0.13 per dilutive share for the third quarter of 2006.

We generated net income for the first nine months of 2007 of $4,867,600 or $1.06 per basic and $0.95 per dilutive share, compared to net income for the first nine months of 2006 of $2,322,100 or $0.51 per basic and $0.28 per dilutive share.

Continuing operations

For the three month and nine month periods ending September 30, 2007 we recorded a net loss of $88,800 or $0.02 loss per basic and $0.01 loss per dilutive share. These results consisted of $115,400 in general and administrative expenses partially offset by $26,600 in net interest income.

General and administrative expense of $115,400 primarily consisted of $43,900 of legal fees, $18,200 of professional accounting fees, $25,000 of consulting and outside services involved in keeping the company current on regulatory matters, $8,200 of insurance expense, $13,700 of directors' fees and expenses, and $6,400 of printing supplies and other miscellaneous operational expenses.

Interest income - net results from $30,900 interest income partially offset by $4,300 in interest expense.

Discontinued operations

For the three month ending September 30, 2007 we recognized $34,000 of discontinued operations.

For the first nine month period of 2007 the Company recorded a loss from the discontinued business operations before the sale of assets to Novatrix of $1,219,700, $0.27 and $0.24 loss per basic and dilutive shares, respectively, as compared to a gain of $2,322,100, $0.51 and $0.28 income per basic and dilutive shares, respectively, for the same nine month period of 2006. The gain in 2006 was primarily the result of the sale of two ROBODOC Systems while there were no comparative sales in 2007. For the nine month period of 2007 the Company recorded a gain on sale of assets of $6,176,100, $1.35 and $1.20 gain per basic and dilutive shares, respectively. The total gain on discontinued operations for the nine months ended September 30, 2007 was $4,956,400 ($1.08 and $0.96 gain per basic and dilutive shares, respectively) as compared to the same nine month period of 2006 of $2,322,100 ($0.51 and $0.28 gain per basic and dilutive shares, respectively).

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

At September 30, 2007, our "quick ratio" (cash and accounts receivable divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 5.79.

Net cash used in continuing operations was $109,900 for the nine months ended September 30, 2007. The primary use of cash was a net loss of $88,800 other current assets of $79,600 and decreases in accounts payable and other liabilities of $10,000 partially offset by increase in accrued liabilities of $55,300 and stock based compensation for directors of $13,200.

Net cash used in discontinued operating activities was $2,887,600 for the nine months ended September 30, 2007. Cash flows provided from investing activities were $3,961,000 and resulted primarily from cash received from the sale of assets of $4,000,000. Cash flows provided by financing activities were $1,000,000.

We anticipate that we will incur operating losses from continuing operations in the next twelve months.

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


Item 3.   Controls and Procedures

(a) Under the supervision and with the participation of management, including our President, Chief Executive Officer and Chief Financial Officer, an evaluation was made of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


November 16, 2007