Form 10KSB
period 2007-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2008-04-07
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


             For the transition period from __________ to __________

                         Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             68-0232575
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         1433 N Market Blvd, Suite 1
           Sacramento, California                                    95834
 --------------------------------------                             --------
(Address of principal executive Offices)                           (Zip Code)

                                 (916) 285-9943
                            -------------------------
                           (Issuer's telephone number)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer's revenue for fiscal year 2007 was $1,015,668.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 24, 2008 was $1,373,100. This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.30 per share on that date.


 Transitional Small Business Disclosure Format. (Check one): Yes[ ]    No[X]

                        Integrated Surgical Systems, Inc.
                                   Form 10-KSB
                   For the fiscal year ended December 31, 2007

                                Table of Contents
Part I.                                                                    Page
                                                                          ----
         Item 1.        Description of Business                             3

         Item 2.        Description of Property                             4

         Item 3.        Legal Proceedings                                   4

         Item 4.        Submission of Matters to a Vote
                        of Security Holders                                 4

Part II.
         Item 5.        Market for Common Equity and Related
                        Stockholder Matters and Small Business Issuer       4

                        Purchases of Equity Securities
         Item 6.        Management's Discussion and Analysis or
                        Plan of Operation                                   6

         Item 7.        Financial Statements                               10

         Item 8.        Changes In and Disagreements With
                        Accountants on Accounting and
                        Financial Disclosure                               10

         Item 8A.       Controls and Procedures                            11

         Item 8B.       Other Information                                  12

Part III.
        Item 9.         Directors, Executive Officers, Promoters and
                        Control Persons; Compliance With Section
                        16(a) of the Exchange Act                          12

        Item 10.        Executive Compensation                             16

        Item 11.        Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                            18

        Item 12.        Certain Relationships and Related Transactions     18

        Item 13.        Exhibits                                           19

        Item 14.        Principal Accountant Fees and Services             20

Signatures                                                                 21

                                     Part I

Special Note on Reverse Stock Split

Effective as of 5:00 p.m. Eastern Time on July 26, 2007, Integrated Surgical Systems, Inc. (Company) completed a 1 for 10 reverse stock split of the issued and outstanding common stock, par value $0.01 per share. All share numbers and all exercise and conversion prices in this report are presented as adjusted for the reverse stock split.

Item 1.           Description of Business

The Company was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products were sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company's operations through June 28, 2007 have been classified as discontinued operations. On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year from the sale of the assets. The Board of Directors has the authority to delay, revoke or abandon any decision to dissolve without further stockholder action.

Description of the sales transaction

On August 4, 2006, the Company and Novatrix Biomedical, Inc., the purchaser of the Company's assets, ("Novatrix") entered into a loan agreement (the "Loan Agreement"). The Loan Agreement provided that upon entering into the asset purchase agreement, Novatrix will meet its obligations to the Company by providing the balance of any loans due to the Company to fund the Company's working capital in equal amounts for the purpose of developing the ROBODOC and ORTHODOC products. In addition, the Loan Agreement provided that upon the approval by the Company's stockholders of the asset sale, all of the Company's obligations under the Loan Agreement would be forgiven.

On August 4, 2006, the Company entered into an Asset Purchase Agreement with Novatrix, as amended, pursuant to which it agreed to sell substantially all of its assets to Novatrix (the "Asset Purchase Agreement"). As consideration for the sale, Novatrix agreed to pay $4,000,000 for the assets.

On June 28, 2007, the Company completed the sale of substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of the note payable in the amount of $3,700,000 and accrued interest thereon of $234,462. The gain on sale of assets consisted of:

Proceeds
         Cash                                                $ 4,000,000
         Cancellation of indebtedness                          3,934,462
                                                             -----------
              Total proceeds                                   7,934,462

         Net book value of assets sold                          (801,007)
         Employee retention incentives                          (486,385) (a)
         Present value of net future lease payments             (250,376) (b)
         Legal expenses                                          (20,557)
                                                             -----------
           Gain on sale of assets (c)                        $ 6,376,137
                                                             ===========

In connection with the sale:

     (a) Certain employees of the Company received payments to remain with the Company until the closing date to effect an orderly transfer of assets to the purchaser.

     (b) Novatrix, the purchaser of the Company's assets, has agreed to sublease the Company's premises for one year. The Company has accrued the present value of the rent for the balance of the lease term, net of the rent to be received under the sublease. Novatrix is expected to occupy the premises for the remainder of the lease term; however, there is no assurance that it will do so.

     (c) Before the utilization of the Company's net operating loss carryforwards for Federal and State Purposes, the Company's income taxes on the gain were approximately $30,000.

Employees

On December 31, 2007, the Company had no employees.

Item 2.           Description of Property

The Company leases an 11,200 square foot site at 1433 N. Market Blvd., Suite 1, Sacramento, California, 95834 with three years remaining on the lease. Novatrix, the purchaser of Company's assets, has sub-leased and currently occupies the aforesaid site formerly occupied by the Company. This sublease will expire on June 30, 2008.

Item 3.           Legal Proceedings

The Company is not involved in any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

None

Part II.

Item 5.           Market for Common Equity and Related Stockholder Matters

Market Information for Common Stock

The Company's stock is quoted on the Pink Sheets, under the trading symbol "ISSM." The following table sets forth the high and low bid prices, as reported by the NASDAQ on-line web site www.NASDAQ. com, for shares of the Company's common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    Common Stock
                                                       (ISSM)
                                                -----------------------
              Fiscal Year Ended                  High            Low
              -----------------                  ----            ---
              December 31, 2007
              -----------------

              First Quarter                     $0.400          $0.190
              Second Quarter                    $0.570          $0.250
              Third Quarter                     $0.550          $0.140
              Fourth Quarter                    $0.400          $0.160

              Fiscal Year Ended
              -----------------
              December 31, 2006
              -----------------

              First Quarter                     $0.100          $0.015
              Second Quarter                    $0.090          $0.030
              Third Quarter                     $0.250          $0.020
              Fourth Quarter                    $0.800          $0.070

Holders

As of March 24, 2008, there were 275 holders of record of the common stock.

Dividends

The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business.

Recent Sale of Unregistered Securities

During the twelve-month period ended December 31, 2007, the Company did not issue any unregistered securities.

Equity Compensation Plans

The following table provides information as of the fiscal year ended December 31, 2007 with respect to the Company's compensation plans (including individual compensation arrangements).

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

                                         63,050                        $3.04                     120,904 (1)

Equity compensation plans not
approved by security holders             30,000 (2)                    $0.63                         -0-
                                         ------                        -----                     -------

Total                                    93,050                        $2.26                     120,904
                                         ======                        =====                     =======


(1)  Includes the Company's 1998 Stock Option Plan and its 2000 Stock Award
     Plan.

(2) Consists of: (i) 30,000 warrants for consulting which expire in July 2014 and have an exercise price of $0.625 per share.




Item 6.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis relates to the operations of Integrated
Surgical Systems, Inc. and should be read in conjunction with its financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

Integrated Surgical Systems, Inc. was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Historically, the Company's product revenue consisted of sales of the Company's principal orthopedic product, the ROBODOC(R) Surgical Assistant
System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical Planner
("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The Company developed specialized operating software for several implant manufacturing companies. These implant manufacturers contracted with the Company for the development of software for particular lines of new prosthesis to be used with the ROBODOC System.

Although the Company did not receive clearance to market the ROBODOC(R) System
(ROBODOC) in the U.S., the Company was permitted to export the system provided certain requirements were met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New
Zealand, Switzerland and South Africa, do not require FDA export approval. The
Company sold its robotic systems to international distributors, who in turn resold the product in their respective territories. The Company's international distributors were KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in
India.

On June 28, 2007, the Company completed the sale of substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of the note payable in the amount of $3,700,000 and accrued interest thereon of $234,462.
After the sale of substantially all of its assets, the Company became inactive.
It is no longer engaged in any business activities related to its former business as described above.

Results of Operations (2007 vs. 2006)

For the year ended December 31, 2007, net income from discontinued operations was $5,072,000 or $1.11 basic earnings per share and $0.96 diluted earnings per share, and net loss from continuing operations was $146,000 or $0.03 loss per basic and $0.03 loss per diluted loss per share. The total net income for the year ended December 31, 2007, was $4,927,000 or $1.08 income per basic share and $0.93 income per diluted share. Total net income for the year ended December 31, 2006, was $1,588,000 or $0.35 income per basic share and $0.25 income per diluted share and consisted entirely of discontinued operations.

Discontinued operations

Net revenue included in discontinued operations

Net revenue from discontinued operations was $1,016,000 for the year ended
December 31, 2007 was down 61% when compared to $2,594,000 for the year ended
December 31, 2006. During the first six months of the fiscal year 2007 before the sale of assets the Company completed and sold one module upgrade for $100,000 for a ROBODOC as compared to the two ROBODOC Systems sales in fiscal year 2006 for $2,070,000. Revenue from service contracts, parts and consumables also decreased $394,000 from $524,000 during the winding down of our operations as well as the recognition of revenue on two development projects which totaled
$786,000.

The decrease in revenue of $1,578,000 in 2007 from 2006 is presented in the following table:




                                                2007                         2006                   Increase (Decrease)
                                    --------------------------    --------------------------    --------------------------
                                       Units                         Units                         Units
                                       Sold         Revenues         Sold         Revenues         Sold           Revenues
                                    -----------    -----------    -----------    -----------    -----------     ----------

ROBODOC Systems                            --      $      --                2    $ 2,070,000             (2)    $(2,070,000)
ROBODOC Modules                               1        100,000           --             --               (1)        100,000
                                    -----------    -----------    -----------    -----------    -----------     -----------
  Total Systems and Modules                   1    $   100,000              2    $ 2,070,000             (1)    $(1,970,000)
                                    ===========                   ===========                   ===========     ===========

Service contracts, parts
 and consumables                                       129,585                       523,585                       (394,000)

Development revenues                                   786,083                           --                         786,083
                                                   -----------                   -----------                    ----------
  Total Revenues                                   $ 1,015,668                   $ 2,593,585                    $(1,577,917)
                                                   ===========                   ===========                    ===========

Cost of revenue from discontinued operations

Cost of revenue of $352,000 in 2007 decreased 37% when compared to $555,000 in 2006; however, the costs increased as a percent of revenue to 35% in 2007 when compared to 21% of revenue in 2006. This increase in cost as a percentage of revenue is directly related to a larger portion of fixed cost to variable cost than was present in 2006 and the lack of revenue in 2007. In 2007, we had little or no variable production cost while the plant overhead remained constant.

Gross margin from discontinued operations

Gross margin of $663,000 in 2007 decreased 67% when compared to $2,038,000 in 2006 and was 65% of revenue compared to 79% of revenue in 2006. This decrease in gross margin as a percentage of revenues is directly related to the change in the mix of revenue and the mix of cost of goods sold which had a much higher fixed cost ratio than the prior year.

Operating gains/expenses from discontinued operations

The Company had discontinued operating gain of $4,437,000 in 2007 compared to discontinued operating expense of $441,000 in 2006. In 2007 operating gains were made up of selling, general and administrative expenses of $828,000, research and development of $677,000 offset by the gain on sale of assets of $6,376,176.

Selling, general and administrative expenses of $828,000 decreased 44% in 2007 when compared to $1,490,000 in 2006. Selling, general and administrative expenses in 2007 covered operations through June 28, 2007 and included $484,000 in retention bonuses to our employees. Without these bonuses, selling, general and administrative expense would only have been $344,000. As of June 28, 2007, the Company sold substantially all of its assets and all its employees were terminated.

Research and development expenses of $677,000 for the period of January 1, 2007 through June 28, 2007 increased $233,000 from the full twelve-month period of January 1, 2006 through December 31, 2006.




The gain on sale of assets was calculated as follows:

         Cash                                                       $ 4,000,000
         Cancellation of indebtedness                                 3,934,462
                                                                    -----------
              Total proceeds                                          7,934,462

         Net book value of assets sold                                 (801,007)
         Employee retention incentives                                 (486,385)
         Present value of net future lease payments                    (250,376)
         Legal expenses                                                 (20,557)
                                                                    -----------
           Gain on sale of assets                                   $ 6,376,137
                                                                    ===========

In June 2006, the Company was required by the Loan Agreement to reach a settlement with at least 80% of its outstanding creditors in exchange for 17.6 cents for each dollar owed. During the third fiscal quarter of 2006, the Company reached agreements with 98% of its creditors, settled $1,669,000 of outstanding debt and recorded a gain on forgiveness of debt of $1,493,000.

Other income and expense from discontinued operations - net

The Company, through June 28, 2007, recorded net other expenses of $116,000, of which $110,000 was interest expense. In 2006, other expense was primarily
$104,000 in interest expense from the Company's note outstanding, partially offset by $95,000 of miscellaneous income.

Continuing operations

For the year ended December 31, 2007, we had a net loss from continuing operations of $146,000 which consisted of $199,000 of selling, general and administrative expenses, partially offset by $54,000 interest income. Expenses were made up of the following approximate expenses:

                      Consulting                     $     56,000
                      Legal                                67,000
                      Insurance                            26,000
                      Directors expense                    32,000
                      Miscellaneous                        18,000
                                                     ------------
                                                     $    199,000
                                                     ============

Liquidity

We believe that existing cash of $3.1 million as of December 31, 2007 will provide us with sufficient working capital for us to meet our operating plan for fiscal year 2008. The Board has retained both of its outside Directors, its Chief Financial Officer and its Secretary as part time consultants to assist with our continuing obligations under the Federal securities laws and to assist with our plan to evaluate various merger, acquisition or strategic alliance opportunities. We anticipate that it will take up to twelve months to conclude this process. There is no assurance that such opportunities will be available, or if available, on favorable terms. If we are unsuccessful with respect to a suitable opportunity within twelve months of the closing of the Novatrix transaction, we may liquidate the Company and distribute all our remaining assets, primarily cash, to our stockholders or alternatively, in the Board's discretion, continue to seek strategic opportunities and delay or abandon the liquidation proposal.

Cash used in continuing operating activities for the year ended December 31, 2007 was $357,000 which primarily consisted of an operating loss of $146,000 and an increase in other current assets of $51,000 (prepaid Director and Officers insurance), partially offset by non cash amortization of deferred compensation and stock based compensation of $21,000 and a decrease in accrued liabilities of $182,000.




The components of the gain are as follows:

Proceeds
         Cash                                                       $ 4,000,000
         Cancellation of indebtedness                                 3,934,462
                                                                    -----------
              Total proceeds                                          7,934,462

         Net book value of assets sold                                 (801,007)
         Employee retention incentives                                 (486,385)
         Present value of net future lease payments                    (250,376)
         Legal expenses                                                 (20,557)
                                                                    -----------
           Gain on sale of assets                                   $ 6,376,137
                                                                    ===========

The increase in cash from discontinued financing activities of $1,000,000 resulted from the advance received from Novatrix.

The Company has the following contractual obligations and commercial commitments at December 31, 2007:

                                 Total       >1 year     1-3 years     >3 years
                                 -----      --------     ---------     --------

Facility operating leases       $293,700     $92,475      $193,050      $8,175

Capital Resources

On March 24, 2008, there were 4.6 million shares of the Company's common stock outstanding, as listed on the Pink Sheets at $0.30 a share, giving the Company a market capitalization of $1.4 million. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on Nasdaq are called
"penny stocks". The Securities and Exchange Commission rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and making it more difficult for investors to sell the shares of the Company's stock.

In addition, the liquidity of our Common Stock may be adversely affected by the reduced number of shares outstanding after the reverse stock split, and the reverse stock split increased the number of stockholders who own "odd lots," which consist of blocks of fewer than 100 shares. Stockholders who hold odd lots may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations is based upon the Company's audited financial statements included elsewhere in this Form 10-KSB and have been prepared in accordance with accounting principles generally accepted in the United States of America. The
Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the financial statements:

The Company has discussed its critical accounting policies with the Board.
Actual results may differ from these estimates under different assumptions or conditions.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.Significant estimates made by management had included revenue recognition, allowances for inventory and warranty liability.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.

Revenue Recognition

Revenue had been recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability was reasonably assured.

Revenue for product sales was generally recognized upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions were recognized as revenue upon written notification of customer acceptance, which generally occurred after the completion of training and installation. Revenue related to maintenance and warranty service/ contracts were recognized ratably over the duration of the contracts.

Warranty/Service Contracts

The Company had offered a one-year warranty for parts and labor on all ROBODOC
Systems commencing upon the completion of training and installation or customer acceptance. Generally, the Company's customers purchased a service contract, which included warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts had been initially deferred and then recognized ratably over the term of the agreements. Annually, service contracts were renewable at the customers' option. The warranty obligations were affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability were required. The
Company periodically assessed the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

When elements of a sale, such as products, services, etc. were combined in a single arrangement, or in related arrangements with the same customer, the Company had allocated revenue to each element based on its relative fair value, provided that such element met the criteria for treatment as a separate unit of accounting. The price charged when the element was sold separately generally determines fair value. In the absence of fair value for an undelivered element, the arrangement had been accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.




The Company had developed specialized operating software for several implant manufacturing companies. These implant manufacturers' contracted with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC System. These contracts had been accounted for using either the completed contract or percentage-of-completion method. Product development revenues for contracts recorded using the completed contract method were recognized when development is complete under the terms of the contract, and the customer has accepted the product. The direct cost, primarily labor, of product development contracts were deferred until the development revenue is recognized. Losses on contracts were accrued in the period that such losses were determined under the percentage of completion method. Under the percentage-of-completion method, revenue was recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at completion. Revenues were adjusted prospectively for revisions in estimated total contract costs when identified. Losses, if any, were recognized in full when identified.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards
("SFAS") No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial
Assets and Financial Liabilities - Including an amendment of FASB Statement 115"
("SFAS 159"). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007.
The Company is currently assessing the impact of adopting SFAS 159 on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards
No. 141(R), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141,
"Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160").
SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS
160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Risk Factors and Cautionary Statement Regarding Forward-Looking Information

The Company cautions that this Form 10-KSB contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors. The plans and results of operations will be affected by the Company's ability to manage any growth and working capital and the ability to finance future operations, none of which is assured. Certain risk factors are discussed elsewhere in this Form 10-KSB and also from time to time in the Company's filings with the Securities and Exchange
Commission. The Company undertakes no obligation to update such factors in the future.


Item 7. Financial Statements

The financial statements follow Item 14 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure




(a)    Resignation of Independent Registered Public Accounting Firm

On May 7, 2007, the Registrant received a letter from Most & Company, LLP
("Mostco") stating that Mostco has combined its practice into Raich Ende Malter
& Co. LLP ("Raich Ende"). Mostco has therefore effectively resigned as the independent certified public accounting firm for the Registrant.

Mostco's audit reports on the Registrant's financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph as to the Registrant's ability to continue as a going concern.

There have not been any disagreements between Mostco and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Registrant has requested that Mostco furnish a letter to the Securities and Exchange Commission stating whether or not Mostco agrees with the above statements. A copy of Mostco's letter, dated May 7, 2007, was filed as an exhibit to the Form 8-K, filed on May 10, 2007.

(b)    Engagement of New Independent Registered Public Accounting Firm

Effective May 8, 2007, Raich Ende was appointed as the Company's independent certified public accounting firm to audit the Registrant's financial statements.
Raich Ende was not consulted on any matter described in Item 304(a)(2) of Regulation S-B prior to May 7, 2007.

Item 8A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive
Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2007, our management, including our Chief Executive Officer and our Chief Financial
Officer, conducted an evaluation of our disclosure controls and procedures.
Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls over Financial Reporting

We have identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard
No. 2) in our internal controls over financial reporting. The material weaknesses that we have identified relate to the fact that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. These deficiencies, which we are working to remedy, are principally attributable to our lack of staffing subsequent to the sale of substantially all of our assets in June 2007.

Two deficiencies identified by our auditors in early 2007 related to weaknesses in inventory accounting controls, and weakness in the general ledger due to an antiquated software system. The inventory control is no longer relevant because the inventory has been sold, and the weakness in the general ledger has been remedied because the company is switching over to a modern accounting system in the form of QuickBooks.




Management's Report on Internal Control Over Financial Reporting

Management is responsible for the fair presentation of the financial statements of Integrated Surgical Systems, Inc. Management is also responsible for establishing and maintaining a system of internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities
Exchange Act of 1934, as amended. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes.
Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override, error or improper acts may occur and not be detected. Any resulting misstatement or loss may have an adverse and material effect on our business, financial condition and results of operations.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on our evaluation under the framework in Internal Control-
Integrated Framework, management concluded that our internal control over financial reporting was partially ineffective as of December 31, 2007 for the reasons set forth above in "Changes in Internal Controls over Financial
Reporting."

Item 8B. Other Information

None


                                    Part III

Item  9.          Directors, Executive Officers, Promoters, Control Persons;
                  and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Company's executive officers were terminated on June 28, 2007 when the Company sold substantially all of its assets and ceased operations.

The following is a listing of officers and Directors of the Company:

  ----------------------------  ------------ ------------------------------------------------- ---------------------
              Name                 Age at                  Position with the Company                 Period
                                 12-31-2007
  ----------------------------  ------------ ------------------------------------------------- ---------------------

  Current Directors & Officers
  ----------------------------
                                ------------ ------------------------------------------------- ---------------------
  Peter B. Mills                     52      Director                                          Sep 2006 - Present
                                             Chief Executive Officer, President, Chairman of   Jul 2007 - Present
                                             the Board
  ---------------------------   ------------ ------------------------------------------------- ---------------------
  Michael J. Tomczak                 52      Director                                          Sep 2006 - Present
  ---------------------------   ------------ ------------------------------------------------- ---------------------
  Charles J. Novak                   60      CFO, VP of Finance & Admin., Secretary, VP of     Jul 2002 - Sep 2006
                                             Finance & Administration                          Oct 2006 - Jun 2007
                                             Secretary                                         Jul 2007 - Present
  ---------------------------   ------------ ------------------------------------------------- ---------------------
  David H. Adams                     63      Controller                                        Apr 2003 - Sep 2006
                                             CFO and Chief Accounting Officer                  Oct 2006 - Jun 2007
                                             CFO                                               Jul 2007 - Present
  ---------------------------   ------------ ------------------------------------------------- ---------------------
  Former Officers &
  Directors
  ---------------------------   ------------ ------------------------------------------------- ---------------------
  Ramesh C. Trivedi                  68      CEO, President, Chairman of the Board             Nov 1995 - Jul 2007
  ---------------------------   ------------ ------------------------------------------------- ---------------------
  Leland W. Witherspoon              56      CTO, VP of Research & Development                 Apr 1997 - Jun 2007
  ---------------------------   ------------ ------------------------------------------------- ---------------------




Biographical Information on Officers, Directors and Control Persons

Peter B. Mills was appointed to serve as a Director of the Company in September
2006 and President, Chief Executive Officer, and Chairman of the Board in July
2007 Mr. Mills is Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California and Shanghai, China. He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales at Softchain, an enterprise supply chain software company acquired in 2001. Mr.
Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea. Mr. Mills earned an MBA from Harvard Business
School and an A.B. in engineering, cum laude, from Dartmouth College.

Michael J. Tomczak was appointed to serve as a Director of the Company in September 2006. Mr. Tomczak is currently a partner with Tomczak & Co. CPA LLP, which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997. Mr. Tomczak served as Retail Technology
International, Inc.'s (RTI) Chief Executive Officer and President from 2002 until its sale to Island Pacific, Inc in 2004 and was co-owner during that same time period. RTI was a developer of point-of-sale software and Island Pacific is a developer of retail management software. Mr. Tomczak was also Chairman of RTI's Board of Directors during that same period and had previously served as RTI's Chief Financial Officer from 2001. Upon the sale of RTI to Island Pacific, he became its President and Chief Operating Officer until 2005. Mr. Tomczak was a member of Island Pacific's Board of Directors from 2004 until 2005. Prior to joining the Company, Mr. Tomczak served as Director of Ernst & Young's
Sacramento office's Entrepreneurial Services Group. Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and is a Certified Public Accountant.

Ramesh C. Trivedi had been the Company's President and Chief Executive Officer and Chairman of the Board from November 1995 through July 2007. Prior to that time, Dr. Trivedi was a principal of California Biomedical Consultants, an international consulting firm, and he served as the President and Chief
Executive Officer of DigiRad Corporation, a medical imaging company. Dr. Trivedi received his Ph.D. in chemical engineering from Lehigh University, and holds an MBA from Pepperdine University.

Charles J. Novak had been the Company's Chief Financial Officer, Secretary and
Vice President of finance and Administration from July 2002 through September
2006, the Company's Secretary and Vice President of Finance and Administration from October 2006 through June 2007, and the Company's Consulting Secretary from
July 2007 to the present. From September 2001 to December 2001, Mr. Novak was the Vice President of Finance and Administration and Chief Financial Officer for
Realty Plus Online, a real estate software transaction system company. From
January 2001 to September 2001, he was the Vice President of Finance and
Administration and Chief Financial Officer for WebRaiser Technologies, Inc., an




integration and professional services firm. From February 1999 to January 2001, Mr. Novak was the Director of Operations for MRI Sierra International Group,
Inc., an executive search firm. From September 1995 to February 1999, he was the assistant corporate controller for USCS International, Inc., a supplier of customer management software and open billing solutions. Prior to that, Mr.
Novak served in executive management positions for Describe, Inc. and HealthTek, Inc. and he served in various management positions with the Hewlett-Packard
Company. Mr. Novak earned his BS in Accounting from Lewis University in
Lockport, Illinois. Since July 2007, Mr. Novak has been acting as the Company's
Secretary on the consulting basis.

David H. Adams had been the Company's Controller from April 2003 through
September 2006,the Company's Chief Financial Officer from October 2006 to the present. From 2003 to 2004 Mr. Adams was Chief Financial Officer of Velocity
Mobile a provider of cellular phone equipment and services. From 2000 to 2003
Mr. Adams was Chief Financial Officer of Unify Corporation, a software development company with international subsidiaries. Prior to that Mr. Adams was Chief Financial Officer of Commerce Security Bank. Mr. Adams earned his BA in
Accounting from Humboldt State University. Since July 2007, Mr. Adams has been acting as the CFO of the Company on a consulting basis.

Leland W. Witherspoon had been the Company's Chief Technology Officer and Vice
President of Research & Development from April 1997 through June 2007. From 1992 to 1997, Mr. Witherspoon was Director of product research and development for Sorin Biomedicals, Inc., a developer and manufacturer of cardiopulmonary and cardiovascular hardware and software products. Prior to that time, he served in various technical and management positions for Pfizer/Shiley, Xerox Medical
Systems and IBM. Mr. Witherspoon received his Bachelor of Science from
Rensselaer Polytechnic Institute.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's
Officers, Directors, and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2007.

Committees of the Board Of Directors

Prior to June 2, 2005, the Company had an audit committee and a compensation committee. From June 3, 2005 through September 19, 2006, the Company functioned with only one Director and had no committees. Since September 2006, the Company has appointed two new Directors and has no committees.

Terms of Office

The Directors of the Company are appointed for a one-year term to hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified, unless removed from office in accordance with the Company's by-laws. The Board of Directors appoints the officers at its annual meeting immediately following the shareholders annual meeting and such officers hold office until removed from office by the Board of Directors.

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




Item 10     Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2007 and 2006, the compensation awarded to, earned by or paid to the Company's Chief
Executive Officer and each of the other executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2007 (collectively, the "Named Executive Officers").

                                              Summary Compensation Table

                                                Annual Compensation
                                                -------------------

                                                                   Non-Equity
           Name and                                      Option    Incentive Plan          All Other
      Principal Position          Year     Salary (1)    Awards    Compensation         Compensation (2)
      ------------------          ----     ----------    ------    ------------         ----------------

Ramesh C. Trivedi                 2007        $165,416       0          $200,000              $-0-
President and Chief               2006         241,060    32,200           -0-                11,774
Executive Officer

Leland  W. Witherspoon            2007          85,409       0            81,300               -0-
Vice President, Research          2006         142,828    22,540           -0-                 -0-
and Engineering

Charles J. Novak                  2007          86,257    12,060          62,500               -0-
Vice President, Finance &         2006          99,251       0             -0-                 -0-
Administration

David H. Adams                    2007          83,292     2,500          20,000               -0-
Chief Financial Officer           2006          89,835     3,220            -0-                 -0-


(1) The 2007 salary information represents a partial year as all of the employees were terminated June 30, 2007.

(2) Represents expense allowances for Dr. Trivedi as approved by the Board of Directors.

Employment Agreements

There are no current employment agreements.





Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning shares of our common stock covered by exercisable and unexercisable options held by the Named Executive
Officers on December 31, 2007:


                                                    Equity
                                                   Incentive
                                                     Plan
                                                    Awards:

                      Number of     Number of      Number of
                     Securities     Securities    Securities
                     Underlying     Underlying    Underlying
                     Unexercised   Unexercised    Unexercised   Option      Option
                       Options       Options       Unearned    Exercise   Expiration
                                                    Options      Price       Date
                         (#)           (#)            (#)        ($)
Name                 Exercisable  Unexercisable
------------------- ------------ --------------- ------------ ---------- ------------
  Peter B. Mills          3,000        none          3,000       $0.40    11/01/2011
------------------- ------------ --------------- ------------ ---------- ------------
  Mike J. Tomczak         3,000        none          3,000       $0.40    11/01/2011
------------------- ------------ --------------- ------------ ---------- ------------
  Peter B. Mills         none       25,000 (a)      25,000      $0.3275    8/13/2012
------------------- ------------ --------------- ------------ ---------- ------------
  Mike J. Tomczak        none       25,000 (a)      25,000      $0.3275    8/13/2012

------------------- ------------ --------------- ------------ ---------- ------------
(a) Become fully vested on 8/13/2008


Director Compensation

The Company compensated its non-employee Directors $1,875 per quarter for the first and second quarters of 2007 and $6,250 for the third and forth quarter of 2007 for serving on the Company's Board of Directors and periodically grants options to purchase shares of the Company's common stock.




Item 11.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of December 31, 2007 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table above and (iv) all Directors and officers as a group.

                                                                                     Percentage of
                                                           Amount and Nature         Common Stock
                                                             of Beneficial           Beneficially
Name (3)                                                     Ownership (1)             Owned (2)
--------                                                   -----------------         -------------

Michael J. Tomczak                                              4,500     (4)              *
Peter B. Mills                                                  3,000     (5)              *

All Directors and officers as a group (2 persons)               7,500                      *


--------------------------------------------------------------------------------------------------
*        Less than one percent.

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Based on 4,578,500 shares of common stock outstanding as of December 31, 2007.

(3)  Address is c/o Integrated Surgical Systems, Inc., 1433 N. Market Blvd.,
     Suite 1, Sacramento, California 95834.

(4) Includes 3,000 shares that Mr. Tomczak may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.40 per share.

(5) Includes 3,000 shares that Mr. Mills may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.40 per share.

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

Item 13. Exhibits

Exhibit      Description
-------      -----------

3.1          Composite of Restated Certificate of Incorporation of the Registrant, as amended. *
3.2          Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant,
             dated July 24, 2007. (8)
3.3          By-laws of the Registrant, as amended. (1)
3.4          Certificate of Designations for Series G Convertible Preferred Stock. (3)





4.1          Form of warrant issued to the underwriters for the Registrant's initial public offering in November
             1996. (2)
4.2          Form of Warrant Agreement relating to the Registrant's Redeemable Common Stock Purchase Warrants. (2)
4.3          Specimen Common Stock Certificate. (2)
4.4          Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.5          1998 Stock Option Plan. (5)
4.6          Employee Stock Purchase Plan. (5)
4.7          Common Stock Purchase Warrant issued by the Registrant to  International  Business  Machines  Corporation
             ("IBM"), dated February 6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein). (2)
4.8          Stockholders'  Agreement  between  the  Founders of the  Registrant  and IBM,  dated  February 6, 1991 as amended. (2)
4.9          Common Stock  Purchase  Warrant  issued by the  Registrant to IBM,  dated  December 21, 1995 (included as
             Exhibit I to Exhibit 10.5 herein). (2)
4.12         Registration  Rights Agreement among the Registrant,  IBM, John N, Kapoor Trust ("Kapoor"),  EJ Financial
             Investments V, L.P. ("EJ Financial"),  Keystone, Sutter Health and Sutter Health VP, dated as of December
             21, 1995 (included as Exhibit G to Exhibit 10.5 herein). (2)
4.23         Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (3)
4.31         Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (3)
4.37         2000 Stock Award Plan
4.38         2000 Long Term Performance Plan.
10.1         Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991. (2)
10.2         License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.3         Investors  Agreement  among  the  Registrant,  IBM,  Wendy  Shelton-Paul  Trust,  William  Bargar,  Brent
             Mittelstadt,  Peter Kazanzides,  Kapoor, Sutter Health,  Sutter Health VP, and EJ Financial,  dated as of
             December 21, 1995. (2)
10.4         Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.5         License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.6         Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.7         Asset Purchase Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4,
             2006.(7)
10.8         Loan Agreement and Secured Promissory Note by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (7)
10.9         Security Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006.
             (7)
14.1         Code of Ethics (6)
16.1         Letter on Change in Certifying Accountant, dated as of May 8, 2007 (9)
31.1         Certification Pursuant to Exchange Act  Rule 13a-14(a) of Peter Mills *
31.2         Certification Pursuant to Exchange Act  Rule 13a-14(a) of David Adams*
32.1         Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Peter Mills*
32.2         Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David Adams*


-----------------------------------------------------------------------------------------------------------------------
* Filed Herewith

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

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 5, 2007.

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 26, 2007.

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 10, 2007.

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

   Category                                             2007              2006
   --------                                             ----              ----

Audit Fees (1)                                         $55,188          $ 65,000

Audited Related Fees(2)                                  None              None

Tax fees (3)                                            16,000            15,000

All Other Fees                                           None              None
                                                       -------          --------
                                                       $71,188          $ 80,000
                                                       =======          ========


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

(2) Audit services in connection with accounting consultations and internal control reviews.

(3) Consists of professional services rendered for tax compliance, tax advice, and tax planning.




                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Integrated Surgical Systems, Inc.


                                      By: /s/ PETER B. MILLS
                                          -------------------------------------
                                              Peter B. Mills, President
                                              (Principal Executive Officer)


                                      By: /s/ DAVID H. ADAMS
                                          -------------------------------------
                                              David H. Adams
                                              (Principal Financial and
                                              Accounting Officer)


Dated: April 2, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on April 2, 2008 in the capacities indicated.

        Signature                                           Title


/s/ PETER B. MILLS               Chief Executive Officer, President and Director
-------------------------        (Principal Executive Officer)
Peter B. Mills


/s/ DAVID H. ADAMS               Chief Financial Officer
-------------------------        (Principal Financial and Accounting Officer)
David H. Adams


/s/ MICHAEL J. TOMCZAK           Director
-------------------------
Michael J. Tomczak






                          Index to Financial Statements






                                                                         PAGE




Reports of Independent Registered Public Accounting Firms                F - 2

Balance Sheet at December 31, 2007                                       F - 4

Statement of Operations for the Years Ended
    December 31, 2007 and 2006                                           F - 5

Statement of Convertible Preferred Stock and Stockholders'
    Equity for the Years Ended December 31, 2007 and 2006                F - 6

Statement of Cash Flows for the Years Ended December 31, 2007
    and 2006                                                             F - 7

Notes to Financial Statements                                            F - 8






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying balance sheet of Integrated Surgical
Systems, Inc. as of December 31, 2007 and the related statements of operations, convertible preferred stock and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Raich Ende Malter & Co. LLP
                                          -------------------------------
                                          Raich Ende Malter & Co. LLP
New York, New York
March 31, 2008





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying statements of operations, convertible preferred stock and stockholders' deficit and cash flows of Integrated Surgical
Systems, Inc. for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Integrated Surgical Systems, Inc. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ Most & Company LLP
                                                    ----------------------
                                                    Most & Company, LLP


New York, New York
February 9, 2007





                                     Integrated Surgical Systems, Inc.

                                              Balance Sheet
                                           December 31, 2007



Assets
Current assets:
     Cash                                                                            $  3,099,199
     Other current assets                                                                  51,333
                                                                                     ------------
Total current assets
                                                                                        3,150,532

     Deferred offering costs                                                               25,000

                                                                                     ------------
Total assets                                                                         $  3,175,532
                                                                                     ============


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                                $      4,951
     Accrued liabilities                                                                   10,782
     Income  taxes payable                                                                 31,482
     Deferred rent  - current portion                                                      41,966
                                                                                     ------------
Total current liabilities                                                                  89,181

Deferred rent - noncurrent                                                                220,824
                                                                                     ------------
Total liabilities                                                                         310,005

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
     168 shares issued and outstanding ($168,496 aggregate liquidation value)             168,496
                                                                                     ------------
Total liabilities                                                                         478,501
                                                                                     ------------

Stockholders' equity:
     Common stock, $0.01 par value, 100,000,000 shares authorized;
         4,578,500 shares issued and outstanding                                           45,785
     Additional paid-in capital                                                        62,427,375
     Deferred Compensation                                                                 (7,710)
     Accumulated deficit                                                              (59,768,419)
                                                                                     ------------
Total stockholders' equity                                                              2,697,031
                                                                                     ------------

Total liabilities and stockholders' equity                                           $  3,175,532
                                                                                     ============


See accompanying notes to financial statements.



                                           Integrated Surgical Systems, Inc.

                                                Statement of Operations

                                                                             Years Ended December 31,
                                                                          2007                     2006
                                                                       -----------              -----------

Continuing operations
      General and administrative expenses                              $  (199,300)             $      --

Interest income, net                                                        53,555                     --
                                                                       -----------              -----------

Loss from continuing operation                                            (145,745)                    --
                                                                       -----------              -----------

Discontinued Operations:
     Income from discontinued operations including
     gain of $6,376,137 on sale of assets                                5,102,301                     --

          Income tax expense                                               (30,000)
                                                                       -----------              -----------
          Income from discontinued operations                            5,072,301                1,587,800
                                                                       -----------              -----------

Net income available to common stockholders                            $ 4,926,556              $ 1,587,800
                                                                       ===========              ===========

Basic net income per common share
      Continuing operations                                            $     (0.03)             $      --
      Discontinued operations                                                 1.11                     0.35
                                                                       -----------              -----------
                                                                       $      1.08              $      0.35
                                                                       ===========              ===========

Diluted net income per common share
      Continuing operations                                            $     (0.03)             $      --
       Discontinued operations                                                0.96                     0.25
                                                                       -----------              -----------
                                                                       $      0.93              $      0.25
                                                                       ===========              ===========

Weighted average number of shares outstanding:

   Basic                                                                 4,578,500                4,532,125
                                                                       ===========              ===========

   Diluted                                                               5,280,567                6,379,669
                                                                       ===========              ===========


See accompanying notes to financial statements.




                                             Integrated Surgical Systems, Inc.

                         Statement of Convertible Preferred Stock and Stockholders' Equity


                                      Convertible Preferred Stock
                                                               Additional
                                                                Paid-in                            Common Stock
                                   Shares        Amount         Capital        Total           Shares        Amount
                                   ------        ------         -------        -----           ------        ------

Balance at December 31, 2005            168   $          2   $    168,494   $    168,496      4,508,500   $     38,785

 Stock compensation,
   non-employee                        --             --             --             --           70,000          7,000
 Employee stock option                 --             --             --             --             --             --

   Net income                          --             --             --             --             --             --
                               ------------   ------------   ------------   ------------   ------------   ------------


Balance at December 31, 2006            168              2        168,494        168,496      4,578,500         45,785

 Employee stock option                 --             --             --             --             --             --
 Amortization of deferred              --             --             --             --             --             --
   compensation

   Net income                          --             --             --             --             --             --
                               ------------   ------------   ------------   ------------   ------------   ------------


Balance at December 31, 2007            168   $          2   $    168,494   $    168,496      4,578,500   $     45,785
                               ============   ============   ============   ============   ============   ============



                                Additional                                         Total
                                  Paid-in      Accumulated     Deferred        Stockholders'
                                  Capital        Deficit      Compensation       Deficit
                                  -------        -------      ------------       -------


Balance at December 31, 2005   $ 62,336,542   $(66,282,775)           --      $ (3,907,448)

 Stock compensation,
   non-employee                        --             --              --             7,000
 Employee stock option               61,727           --              --            61,727

   Net income                          --        1,587,800            --         1,587,800
                               ------------   ------------    ------------    ------------


Balance at December 31, 2006     62,398,269    (64,694,975)           --        (2,250,921)

 Employee stock option               29,106           --      $    (13,216)         15,890
 Amortization of deferred              --             --             5,506           5,506
   compensation

   Net income                          --        4,926,556            --         4,926,556
                               ------------   ------------    ------------    ------------


Balance at December 31, 2007   $ 62,427,375   $(59,768,419)   $     (7,710)   $  2,697,031
                               ============   ============    ============    ============


See accompanying notes to financial statements.






                                         Integrated Surgical Systems, Inc.
                                              Statement of Cash Flows


                                                                               Years ended December 31,
                                                                             2007                    2006
                                                                          -----------             -----------
Continuing Operations
Cash flow from continuing operating activities
Net loss from continuing operations                                       ($  145,745)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
     Amortization of deferred compensation                                      5,506
     Stock based compensation-employees                                        15,890
     Changes in operating assets and liabilities
         Other current assets                                                 (51,333)
         Accrued liabilities                                                 (181,618)
                                                                          -----------

Net cash used in continuing operations                                       (357,300)

Cash flow from continuing investing activities
     Deferred offering expenses                                               (25,000)
                                                                          -----------

Net cash used by continuing operations                                       (382,300)
                                                                          -----------

Discontinued operations
Net cash used in discontinued operating activities                         (2,320,400)           ($1,385,575)
                                                                          -----------             -----------

Cash flow from discontinued investing activities
     Proceeds from sales of assets ( net of employee
         retention incentives of $486,385 and
         legal expenses of $20,557)                                         3,493,058
     Proceeds from sales of assets                                              5,000                  5,000
     Purchases of property and equipment                                      (23,427)                (8,946)
                                                                          -----------            -----------

Net cash provided by (used in) discontinued investing                       3,474,631                 (3,946)
activities
                                                                          -----------            -----------

Net cash provided by (used in) discontinued financing activities
     Proceeds from loan from purchaser                                      1,000,000              2,700,000
     Payments of note payable                                                    --                 (142,000)
                                                                          -----------            -----------

Net cash provided by discontinued financing activities                      1,000,000              2,558,000
                                                                          -----------            -----------

Net cash provided by discontinued activities                                2,154,231              1,168,479
                                                                          -----------            -----------

Increase in cash                                                            1,771,931              1,168,479

Cash at beginning of period                                                 1,327,268                158,789
                                                                          -----------            -----------

Cash at end of period                                                     $ 3,099,199            $ 1,327,268
                                                                          ===========            ===========


See accompanying notes to financial statements





                        Integrated Surgical Systems, Inc.

                          Notes to Financial Statements

Note 1. Organization and Operations

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products were sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, upon the sale of substantially all of its assts, the Company became inactive. As a result, all of the Company's operations through June 28, 2007, have been classified as discontinued operations.


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

Significant estimates made by management had included revenue recognition, allowances for inventory and warranty liability.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.

Revenue Recognition

Revenue had been recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability was reasonably assured.

Revenue for product sales was generally recognized upon completion of training and installation of the equipment at the end-user's site, except when the sales contract requires formal customer acceptance. Equipment sales with contractual customer acceptance provisions were recognized as revenue upon written notification of customer acceptance, which generally occurred after the completion of training and installation. Revenue related to maintenance and warranty service/ contracts were recognized ratably over the duration of the contracts.

Warranty/Service Contracts

The Company had offered a one-year warranty for parts and labor on all ROBODOC
Systems commencing upon the completion of training and installation or customer acceptance. Generally, the Company's customers purchased a service contract, which included warranty coverage (parts and labor), unspecified product maintenance updates, customer support services and various consumables required during surgical procedures. Revenue from service contracts had been initially deferred and then recognized ratably over the term of the agreements. Annually, service contracts were renewable at the customers' option. The warranty obligations were affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability were required. The
Company periodically assessed the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

When elements of a sale, such as products, services, etc. were combined in a single arrangement, or in related arrangements with the same customer, the Company had allocated revenue to each element based on its relative fair value, provided that such element met the criteria for treatment as a separate unit of accounting. The price charged when the element was sold separately generally determines fair value. In the absence of fair value for an undelivered element, the arrangement had been accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements were fulfilled.



The Company had developed specialized operating software for several implant manufacturing companies. These implant manufacturers' contracted with the Company for the development of particular lines of new prosthesis software to be used with the ROBODOC System. These contracts had been accounted for using either the completed contract or percentage-of-completion method. Product development revenues for contracts recorded using the completed contract method were recognized when development is complete under the terms of the contract, and the customer has accepted the product. The direct cost, primarily labor, of product development contracts were deferred until the development revenue is recognized. Losses on contracts were accrued in the period that such losses were determined under the percentage of completion method. Under the percentage-of-completion method, revenue was recognized as work is performed, based on the relationship between actual costs incurred and total estimated costs at completion. Revenues were adjusted prospectively for revisions in estimated total contract costs when identified. Losses, if any, were recognized in full when identified.

Shipping and Handling Costs

Costs related to shipping and handling were included in costs of revenues.

Research and Development

Research and development costs had been expensed as incurred. Grants received from third parties for research and development activities had been recorded as reductions of research and development expense over the term of the agreement as the related activities were conducted.

Research and development expenses were $677,403 and $443,757 for the years ended December 31, 2007 and 2006, respectively.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method. The value of warrants and options are calculated using a Black-Scholes Model, using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants or options and the expected volatility of our common stock.

Stock-based costs with future service periods had been deferred as shareholders' equity and amortized on the straight-line method over its service period.

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

The Company's policy is to classify income tax assessments, if any, for tax related interest in interest expenses and for tax related penalties in general and administrative expenses for penalty assessments.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by the weighted average number of shares of basic common stock outstanding during the period.
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of basic common stock outstanding during the period plus dilutive common stock equivalents, using the treasury stock method.

For the years ended December 31, 2007 and 2006, dilutive common stock equivalents were convertible preferred stock of 702,067 and 1,847,544, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards
("SFAS") No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial
Assets and Financial Liabilities - Including an amendment of FASB Statement 115"
("SFAS 159"). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007.
The Company is currently assessing the impact of adopting SFAS 159 on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards
No. 141(R), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141,
"Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160").
SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS
160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.


Note 3. Gain on Sale of Assets/Discontinued Operations

On June 28, 2007, the Company sold substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of a note payable in the amount of $3,700,000 and accrued interest thereon of $234,462. The gain on sale of assets consisted of the following:

   Proceeds
         Cash                                                       $ 4,000,000
         Cancellation of indebtedness                                 3,934,462
                                                                    -----------
              Total proceeds                                          7,934,462

Net book value of assets sold                                          (801,007)
Employee retention incentives (a)                                      (486,385)
Present value of net future lease payments (b)                         (250,376)
Legal expenses                                                          (20,557)
                                                                    -----------

           Gain on sale of assets (c)                               $ 6,376,137
                                                                    ===========

In connection with the sale:

     (a) Certain employees of the Company received payments to remain with the Company until the closing date to affect an orderly transfer of assets to the purchaser.

     (b)  The purchaser has agreed to sublease the Company's space for one year.
          The Company has accrued the present value of the rent for the balance of the lease term, net of the rent to be received under the sublease.

     (c) Before the utilization of the Company's net operating loss carryforwards for Federal and State purposes, the Company's income taxes on the gain were approximately $30,000.


For the years ended December 31, 2007 and 2006, discontinued operations included:

                                                       2007              2006
                                                     ----------       ----------

Revenues                                             $1,015,668       $2,593,584
                                                     ==========       ==========

Income from discontinued operations                  $5,072,301       $1,587,800
                                                     ==========       ==========





Note 4. Notes Payable

Through June 28, 2007, the Company had borrowed $3,700,000 from the purchaser of the assets, payable on demand with interest at the prime rate, plus 1%, per annum. The notes were settled as proceeds from the sale of assets.

Note 5.  Convertible Note Payable

In January 2006, an existing convertible note payable and warrants were cancelled in exchange for the following payments:


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
                                                                        --------

                                                                        $150,000
                                                                        ========


Note 6.     Convertible Preferred Stock

The Company's Certificates of Incorporation authorized 1,000,000 shares of undesignated, serial preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any further vote or action by the Company's stockholders.

As of December 31, 2007, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (Series G).

The Series G stock has a stated value of $1,000, per share, and is convertible into common stock at conversion prices equal to 80% or 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion ("Beneficial Conversion Feature"), subject to a maximum conversion price. The number of shares of common stock that may be converted is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price. The Company may elect to pay the Series G holder in cash at the current market price multiplied by the number of shares issuable upon conversion.

The value that had been assigned to the Beneficial Conversion feature of the Series G was based on the difference between the maximum conversion price and quoted market price of the common stock on the date that the Series G was sold
(the "Discount"). The Discount was accreted using the straight-line method over the conversion period. The Series G does not entitle holders to dividends or voting rights, unless required by law.

For the years ended December 31, 2007 and 2006, no shares of Series G were converted into shares of common stock. At December 31, 2007, the outstanding
Series G shares could have been converted into a minimum of 702,067 shares of common stock, after giving effect to the 10 for 1 reverse stock split, based upon its maximum conversion price of $0.24.




Upon a change in control or similar transaction, as defined, each holder of the Series G has the option to deem such transaction as liquidation and may redeem their shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496. As such redemption is not in control of the Company, the Series G preferred stock has been accounted for as if they were redeemable preferred stock and are classified on the balance sheet between liabilities and stockholders' equity.


Note 7.  Common Stock

Effective July 26, 2007, the Company declared a 1-for-10 reverse stock split of its outstanding shares of common stock. All share and per share amounts have been restated for the split.

During 2006, the Company granted 70,000 shares of common stock to non-employees in exchange for services valued at $7,000 and options to purchase 180,000 shares
(non-plan) and 11,700 shares (plan) of common stock to employees valued at $61,727. The options are exercisable at $0.40, per share, through October 31, 2011, and were valued using a Black-Scholes model, assuming a risk free interest rate of 5%, expected life of one year, and an expected volatility of 109.30%.

In January 2007, the Company granted options to purchase 20,000 shares
(non-plan) of common stock to an employee, exercisable at $0.40, per share, through January 2012. The options were valued at $6,440 using a Black-Scholes model assuming a risk free interest rate of 5.0%, average life of ten months, and expected volatility of 109.30%.

In February 2007, the Company granted options to purchase 5,000 shares (plan) of common stock to an employee, exercisable at $0.40, per share, through January
2012. The options were valued at $1,205 using a Black-Scholes model assuming a risk free interest rate of 4.67%, average life of two years, and expected volatility of 109.30%. With the sale of the assets of the Company, the employee was terminated and the options became exercisable within ninety days of the termination date. The options were not exercised, expired within the ninety days and amortized over their revised oustanding period.

In April and May 2007, the Company granted options to purchase 30,000 shares
(non-plan) and 500 shares (plan) of common stock to employees. Options to purchase 20,000 shares of common stock are exercisable at $0.35, per share, through April 11, 2012, 10,000 shares of common stock are exercisable at $0.31, per share, through April 29, 2012 and 500 shares of common stock are exercisable at $0.31, per share, through April 30, 2007. The options were valued at $8,245 using a Black-Scholes model, assuming a risk free interest rate of 4.67%, 4.51% and 4.54%, respectively, expected life of 7 months, 6 months and 24 months, respectively, and an expected volatility of 109.84%. With the sale of the assets of the Company, the employees were terminated and the options became exercisable within 90 days of the termination date. The options were not exercised, expired within the ninety days and amortized over their revised outstanding period.

In December 2007, the Company granted options to purchase 50,000 shares (plan) of common stock to directors, exercisable at $0.3275, per share, through August
13, 2012. The options were valued at $13,216, using a Black-Scholes model, assuming a risk free interest rate of 4.58%, average expected life of one year, and an expected volatility of 110.5%.




As of December 31, 2007, the Company reserved 6,421,872 shares of common stock for future issuance, as follows:


Options under plans                                                       63,050
Warrants                                                                  30,000
Series G preferred stock                                                 702,067
Proposed offering                                                      5,626,755
                                                                       ---------

Total reserved shares                                                  6,421,872
                                                                       =========


Note 8.  Stock Options

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

Effective July 26, 2007, the Company declared a 1-for-10 reverse stock split of its outstanding shares of common stock and all share and per share amounts have been restated for the split.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of December 31, 2007, the 1998 plan had 22,857 options available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of December 31, 2007, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans.

For the years ended December 31, 2007 and 2006, option activity under both plans was as follows:




                                                   2007                                    2006
                                        Number of        Weighted-Average     Number of          Weighted-Average
                                         Shares           Exercise Price       Shares           Exercise Price per
                                                            per Share                                Share
                                        ---------------------------------------------------------------------------

Outstanding at beginning of year         19,791           $        18.24        14,132           $        36.07
Granted                                  55,500           $         0.32        11,700           $         0.40
Cancelled                              (12,241)           $         13.6        (6,041)          $        25.41
Exercised                                  --             $         0.00          --             $         0.00
                                        -------                                -------
Outstanding at end of year               63,050           $         2.74        19,791           $        18.24
                                        =======                                =======

Exercisable at end of year               13,050           $        13.43         9,733           $        38.70
                                        =======                                =======

Available for future grants             120,904                                167,204
                                        =======                                =======

===================================================================================================================

For the years ended December 31, 2007 and 2006, non plan option activity was as follows:

                                                  2007                               2006
                                       Number of       Weighted-Average    Number of        Weighted-Average
                                        Shares          Exercise Price       Shares         Exercise Price per
                                                           per Share                              Share
                                       ------------------------------------------------------------------------

Outstanding at beginning of year        180,000            $   0.40            --              $   0.00
Granted                                  50,000            $   0.36         180,000            $   0.40
Cancelled                              (230,000)           $    .40            --              $   0.00
Exercised                                  --              $   0.00            --              $   0.00
                                        -------                             -------
Outstanding at end of year                 --              $   0.00         180,000            $   0.40
                                        =======                             =======

Exercisable at end of year                 --              $   0.00          30,000            $   0.40
                                        =======                             =======





As of December 31, 2007, a summary of options outstanding under the plans was as follows:

  Range of         Weighted-Average           Number           Weighted-Average    Number           Weighted-Average
  Exercise       Remaining Contractual     Outstanding at         Exercise      Exercisable at          Exercise
   Price              Life (Years)            12/31/07             Price           12/31/07              Price
--------------- ------------------------- ------------------ ------------------ ------------------ -----------------
0.00-9.99                 9.5                  58,000              $0.34              8,000              $0.40
10.00-30.99               2.0                   1,550              28.55              1,550              28.55
31.00-37.00               1.0                   3,500              36.51              3,500              36.51
                          ---                  ------              -----             ------             ------
                          8.9                  63,050              $3.04             13,050             $13.43
                          ===                  ======              =====             ======             ======


Note 9. Income Taxes

As of December 31, 2007, the Company had net operating loss (NOL) carryforwards of approximately $46,000,000 to reduce future Federal taxable income through 2027. The Company has had ownership changes, as defined by the Internal Revenue
Service, which may defer or limit the use of the NOL's.

As of December 31, 2007, realization of the Company's net deferred tax asset of approximately $19,606,000 was not considered more likely than not and, accordingly, a valuation allowance of 19,606,000 has been provided. For the year ended December 31, 2007, the valuation allowance decreased by $2,156,000.

As of December 31, 2007, the Company had a Federal research and development credit carryover of approximately $1,200,000.

As of December 31, 2007, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Federal and state income tax returns for the years ended
December 31, 2007, 2006, 2005 and 2004 are subject to review by the taxing authorities.

As of December 31, 2007, deferred tax assets consisted of the following:


                                                                        2007
                                                                   ------------

Net operating loss                                                 $ 18,300,000
Research and development credit                                       1,200,000
Deferred rent                                                           100,000
Compensation                                                              6,000
                                                                   ------------
                                                                     19,606,000

Less valuation allowance                                            (19,606,000)
                                                                   ------------

                                                                       None
                                                                   ------------





For the years ended December 31, 2007 and 2006, deferred income tax expense
(benefit) was as follows:

                                                         2007           2006
                                                     -----------     ----------

Net operating loss                                  ($ 1,557,000)   ($  218,000)
Research and development credit                         (191,000)          --
Deferred income                                         (379,000)       (11,000)
Compensation                                              (7,000)      (271,000)
Inventory                                               (122,000)      (136,000)
Deferred rent                                            100,000           --
                                                     -----------     ----------
                                                      (2,156,000)      (636,000)

Less valuation allowance                               2,156,000        636,000
                                                     -----------     ----------
                                                          None            None
                                                     ===========     ==========





For the years ended December 31, 2007 and 2006, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

                                                            2007                        2006
                                                        -----------                 -----------

Federal expense expected at statutory rate              $ 1,666,000                 $   540,000
State income taxes, net of Federal benefit                  290,000                      96,000
State alternative minimum tax                                30,000
Other                                                       200,000
Change in valuation allowance                            (2,156,000)                   (636,000)
                                                        -----------                 -----------
                                                        $    30,000                        None
                                                        ===========                 ===========

Note 10. Commitments and Contingencies

Product Liability Insurance

During the period June 2004 and September 2006, the Company was self-insured for product liability insurance. In September 2006, the Company obtained product liability insurance of $2,000,000. The Company is not aware of any current product liability claims.

Lease

As of December 31, 2007, the Company was committed for future minimum rent under the lease for their former manufacturing, warehouse and administrative space, net of sublease income, through December 31, 2011. The present value of the future minimum rent under the lease, net of sublease income, was charged to discontinued operations in connection with the Company's operations. The minimum payments including imputed interest are as follows:


    For the year ended
     December 31,        Lease            Sublease             Net
    ----------------------------------------------------------------

          2008          $ 92,475          $ 53,400          $ 39,075
          2009            95,175                              95,175
          2010            97,875                              97,875
          2011             8,175                               8,175
                        --------          --------          --------
                        $293,700          $ 53,400          $240,300
                        ========          ========          ========


On February 21, 2008, the Company entered an agreement to pay the subtenant
$60,000 if the Company is released from the underlying lease.



Other

The Company is subject to claims that arise in the normal course of business and cannot predict their ultimate outcome, if any.

Note 11.  Concentrations

The Company maintains cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain cash only with reputable financial institutions.

Note 12. Unearned Income

On November 3, 2007, the Company settled a remaining service agreement with a customer of $195,000 by a payment of $97,500 in cash and recognized a gain of $97,500, which was included in discontinued operations.

The Company has met all its other obligations under maintenance and warranty/service contracts and all remaining unearned income was included in revenue.

Note 13.  Advisory Services Agreement

On November 28, 2007, the Company entered into an Advisory Services Agreement
(Agreement) through June 29, 2008. During the period under the Agreement, the advisor shall exclusively: (a) arrange for the sale by the Company of shares of common stock in the amount to equal of at least 51% of the outstanding shares,
(b) introduce the Company to one or more operating business and assist with a merger or acquisition and (c) provide additional advisory services to the Company.

In event of an initial transaction introduced by the advisor, as defined, the Company shall pay the advisor a fee equal to 2% of the gross transaction value, as defined, and warrants to purchase shares of common stock equal to 5% of the gross transaction value, exercisable at the per share price of the transaction, for a period of five years. In event of an initial transaction not introduced by the advisor, the fees shall equal to 1% and 2.5%.

In December 2007, the Company paid $25,000 against expenses of the advisory services agreement and charged such amount to deferred offering costs.


                                     F - 19