Form 10-Q
period 2008-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2008-05-20
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	68-0232575 (IRS Employer Identification No.)
1433 N. Market Boulevard, Suite 1 Sacramento, California	95834
(Address of Principal Executive Offices)	(Zip Code)

(916) 285-9943
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES     NO

As of May 12, 2008, there were 7,474,894 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the three months ended March 31, 2008

Part I.    Financial Information

Item 1.    Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheet

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets:
Cash	$2,993,914	$3,099,199
Other current assets	32,083	51,333
Total current assets	3,025,997	3,150,532
Deferred offering costs	63,046	25,000
Total assets	$3,089,043	$3,175,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,951	$4,951
Accrued liabilities	89,815	10,782
Income taxes payable	1,482	31,482
Deferred rent – current portion	69,872	41,966
Total current liabilities	166,120	89,181
Deferred rent – noncurrent	195,938	220,824
Total liabilities	362,058	310,005
Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496
	530,554	478,501
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 4,578,500 shares issued and outstanding	45,785	45,785
Additional paid-in capital	62,427,375	62,427,375
Deferred Compensation	(4,406)	(7,710)
Accumulated deficit	(59,910,265)	(59,768,419)
Total stockholders’ equity	2,558,489	2,697,031
Total liabilities and stockholder’s equity	$3,089,043	$3,175,532

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2008	2007
Continuing operations General and administrative expenses	$(159,987)	$—
Interest income, net	18,141	—
Loss from continuing operations	(141,846)	—
Discontinued Operations: Income from discontinued operations	—	69,486
Net (loss) income available to common stockholders	$(141,846)	$69,486
Basic net (loss) income per common share
Continuing operations	$(0.03)	$—
Discontinued operations	—	0.02
	$(0.03)	$0.02
Diluted net (loss) income per common share
Continuing operations	$(0.03)	$—
Discontinued operations	—	0.01
	$(0.03)	$0.01
Weighted average number of shares outstanding:
Basic	4,578,500	4,578,500
Diluted	5,269,510	5,264,468

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2008	2007
Continuing operations
Cash flow from continuing operating activities
Loss from continuing operations	$(141,846)	$—
Adjustments to reconcile net loss from continued operations to cash flow used in continued operations:
Stock based compensation – directors and employees	3,304	—
Changes in assets and liabilities
Other current assets	19,250	—
Accrued liabilities	79,033	—
Income taxes payable	(30,000)
Deferred rent payable	3,020	—
Cash (used in) continuing operating activities	(67,239)	—
Cash flow from continuing financing activities
Deferred offering costs	(38,046)
Cash used in continuing operations	(105,285)
Discontinued operations
Net cash used in operating activities	—	(784,886)
Net cash provided by investing activities	—	(1,078)
Net cash provided by financing activities	—	1,000,000
Net cash provided by discontinued activities	—	214,036
Net increase (decrease) in cash	(105,285)	214,036
Cash and cash equivalents at beginning of period	3,099,199	1,327,268
Cash and cash equivalents at end of period	$2,993,914	$1,541,304

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Notes to Financial Statements (unaudited)

1.    Organization and Operations

Integrated Surgical Systems, Inc. (Company) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company’s products are authorized to be sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company’s operations from January 1, 2007 through June 28, 2007 have been classified as discontinued operations.

On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year from the sale of its assets.

2.    Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2008 and results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

Certain amounts for prior years have been reclassified to conform to 2008 financial statement presentations.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), ‘‘Business Combinations’’ (‘‘SFAS 141R’’), which replaces SFAS No. 141, ‘‘Business Combinations.’’ SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.    Common Stock

Effective July 26, 2007, the Company declared a 1-for-10 reverse stock split of its outstanding shares of common stock. All share and per share amounts for the periods presented prior to July 26, 2007 have been restated to reflect the affect of the split.

4.    Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109’’ (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, ‘‘Accounting for Income Taxes,’’ and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

5.    Fair Value Measurement

Effective January 1, 2008, the Company adopted both FAS 157 and FAS 159 without any effect.

Statement of Financial Accounting Standards (SFAS) No. 157, ‘‘Fair Value Measurements’’, (SFAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115’’, (SFAS 159) 159 permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

6.    Subsequent Event

On April 25, 2008, the Company sold an aggregate of 2,896,394 shares of common stock at $0.6042 per share, for an aggregate purchase price of $1,750,000. Certain of the investors are affiliated with the Company’s advisory services firm that is currently providing investment banking services.

Through March 31, 2008, the Company incurred $63,046 of expenses in connection with the offering.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ ‘‘could,’’ ‘‘would,’’ ‘‘may,’’ ‘‘on target,’’ ‘‘envisions,’’ and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the SEC.

Overview

We were incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Although we had not received clearance to market the ROBODOC® System (ROBODOC) in the U.S., we were permitted to export the system provided certain requirements were met. Products approved for use by European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa, do not require U.S. FDA export approval. We had sold our robotic systems to international distributors, who in turn resold the product in their territories. Our international distributors were KTEC in Japan, ROCOM Frontier in Korea and Paramount Impex in India.

After the sale of substantially all of our assets on June 28, 2007, the Company became inactive. The Company has no employees and all services are provided by contracted personnel.

Our operations are limited to raising additional funds, including the sale of common stock for an aggregate of $1,750,000 in April 2008, to be used to maintain our public company status and for a business combination, if a suitable candidate is located. Our stockholders have approved the future liquidation of the Company if we are unable to complete an acquisition or similar transaction by June 28, 2008. The Board of Directors has the authority to delay, revoke or abandon any decision to dissolve without further stockholder action.

Operations for the three months ended March 31, 2008 are not comparative to the corresponding three months ended March 31, 2007 as 2008 included our limited activity while 2007 included the operations of our historical discontinued business.

For the three months ended March 31, 2008, our general and administrative expenses consisted of our continuing expenses to maintain our public company status. Operations for the three months ended March 31, 2007 consisted primarily of revenues and from the amortization and settlement of existing agreements of $963,228, net of costs of those revenues from general and administrative expenses.

Liquidity and Capital Resources

On April 18, 2008, we entered into stock purchase agreements with five accredited investors pursuant to which the investors agreed to purchase from the Registrant an aggregate of 2,896,394 shares of our common stock at a purchase price per share equal to $0.6042, for an aggregate purchase price of $1,750,000. In connection with the transaction, we provided demand and piggy-back registration rights to each investor pursuant to a registration rights agreement. The transaction was completed on April 25, 2008.

We believe our current cash position is adequate to carry out our plan.

At March 31, 2008, our ‘‘quick ratio’’ (cash divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 18.02.

We anticipate that we will incur operating losses from continuing operations in the next twelve months, until we enter into a business combination or until our liquidation.

Cash used in continuing operating activities of $67,000 for the three months ended March 31, 2008 was due to our loss from continuing operations offset primarily by an increase in accrued liabilities of $79,000.

We do not have any material commitments for capital expenditures.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, liquidity or capital resources that are material to our investors.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations is based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and have been prepared in accordance with accounting principles generally accepted in the United States as disclosed in our annual financial statements in our Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

The Company believes the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of the financial statements.

We have discussed our critical accounting policies with the Board of Directors.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. Our exposure to market risk is confined to our cash and short-term investments that have maturities or interest reset dates of less than one year. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs. We currently do not hedge interest rate exposure. Because of the short-term nature of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

As of March 31, 2008, we held approximately $2.9 million in a money market account at a major bank.

Item 4T.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2008, our management, including our Chief Executive Officer and our Chief Financial Officer, had conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of any changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls

Since the end of the last fiscal quarter, there have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. There are no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operation or cash flows.

Item 1A.    Risk Factors.

There have been no material changes in our risk factors from those disclosed in our December 31, 2007 Form 10-KSB.

Item 6.    Exhibits.

Pursuant to the rules and regulations of the SEC, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by such disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated as of April 11, 2008, by and between Integrated Surgical Systems, Inc. and Robert M. Levande and Andrea Brown, JTWROS.
10.2	Stock Purchase Agreement, dated as of April 11, 2008, by and between Integrated Surgical Systems, Inc. and Christopher A. Marlett Living Trust.
10.3	Stock Purchase Agreement, dated as of April 11, 2008, by and between Integrated Surgical Systems, Inc. and Christopher A. Marlett IRA.
10.4	Stock Purchase Agreement, dated as of April 11, 2008, by and between Integrated Surgical Systems, Inc. and M. Stephen Walker, TTE and Toye A. Drewry – Walker U/A DTD 03/07/06.
10.5	Stock Purchase Agreement, dated as of April 11, 2008, by and between Integrated Surgical Systems, Inc. and Stephen Walker IRA.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett.
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of David H. Adams.
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett.
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of David H. Adams.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.
By:	/s/ DAVID H. ADAMS
David H. Adams, Chief Financial Officer

May 20, 2008