Form 10-Q
period 2008-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2008-08-19
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        68-0232575
           --------                                        ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                401 Wilshire Blvd., Suite 401
                  Santa Monica, California                   90401
                  ------------------------                   -----
        (Address of Principal Executive Offices)           (Zip Code)

                                 (310) 526-5000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   |_|  Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES |X| NO|_|

As of August 19, 2008, there were 7,474,894 shares of the registrant's common stock outstanding.

                        Integrated Surgical Systems, Inc.
                                    Form 10-Q
                     for the six months ended June 30, 2008

                                Table of Contents


                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.   Financial Statements                                       2

                    Balance Sheets at June 30, 2008 (unaudited) and
                    December 31, 2007 (audited)                                2

                    Statements of Operations (unaudited) for the six
                    months ended June 30, 2008 and 2007                        3

                    Statements of Operations (unaudited) for the three
                    months ended June 30, 2008 and 2007                        4

                    Statement of Stockholders' Equity (unaudited)              5

                    Statements of Cash Flows (unaudited) for the six
                    months ended June 30, 2008 and 2007                        6

                    Notes to Financial Statements (unaudited)                  7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       13

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                               15

          Item 4T.  Controls and Procedures                                   15

Part II.  Other Information

          Item 1.   Legal Proceedings                                         16

          Item 1A.  Risk Factors                                              16

          Item 6.   Exhibits                                                  16

Signatures                                                                    17

Certifications                                                                18


Part I. FINANCIAL INFORMATION
        Item 1. Financial Statements.

                                  Integrated Surgical Systems, Inc.
                                            Balance Sheet

Assets                                                                         June 30,      December 31,
                                                                                 2008           2007
                                                                             (Unaudited)      (Audited)
                                                                             ------------    ------------
Current assets:
    Cash                                                                     $  4,653,307    $  3,099,199
    Other current assets                                                           37,834          76,333
                                                                             ------------    ------------
Total current assets                                                            4,691,141       3,150,532
                                                                             ------------    ------------

Total assets                                                                 $  4,691,141    $  3,175,532
                                                                             ============    ============


Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                         $     62,568    $      4,951
    Accrued liabilities                                                             4,692          10,782
    Income taxes payable                                                             --            31,482
    Deferred rent - current portion                                                21,873          41,966
                                                                             ------------    ------------
Total current liabilities                                                          89,133          89,181

Rent deposit                                                                        8,175            --
Deferred rent - noncurrent                                                         34,502         220,824
                                                                             ------------    ------------
Total liabilities                                                                 131,810         310,005

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
    168 shares issued and outstanding ($168,496 aggregate liquidation
    value)                                                                        168,496         168,496

Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized;
        7,474,894 and 4,578,500 shares issued and outstanding                      74,749          45,785
    Additional paid-in capital                                                 64,089,052      62,419,665
    Accumulated deficit                                                       (59,772,966)    (59,768,419)
                                                                             ------------    ------------
Total stockholders' equity                                                      4,390,835       2,697,031
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $  4,691,141    $  3,175,532
                                                                             ============    ============


See accompanying notes to financial statements.


                        Integrated Surgical Systems, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                     Six Months ended June 30,
                                                         2008           2007
                                                     -----------    -----------
Continuing operations
     General and administrative expenses             $    39,742    $      --

Interest income, net                                      35,195           --
                                                     -----------    -----------

Loss from continuing operations                           (4,547)          --
                                                     -----------    -----------

Discontinued Operations:
     Loss from discontinued operations                      --       (1,253,725)
     Net gain on sale of assets                             --        6,176,137
                                                     -----------    -----------

Net income (loss)                                    $    (4,547)   $ 4,922,412
                                                     ===========    ===========

Basic net income per common share
     Continuing operations                           $      --      $      --
     Discontinued operations                         $      --      $      1.09
                                                     -----------    -----------
                                                     $      --      $      1.09
                                                     ===========    ===========
                                                                    -----------
Diluted net income per common share
     Continuing operations                           $      --      $      --
     Discontinued operations                         $      --      $      0.97
                                                     -----------    -----------
                                                     $      --      $      0.97
                                                     ===========    ===========

Weighted average number of shares outstanding:

   Basic                                               5,628,841      4,578,501
                                                     ===========    ===========
   Diluted                                             5,628,841      5,144,874
                                                     ===========    ===========


See accompanying notes to financial statements.


                        Integrated Surgical Systems, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                     Three Months ended June 30,
                                                         2008           2007
                                                     -----------    -----------
Continuing operations
     General and administrative expenses             $  (120,244)   $      --

Interest income, net                                      17,054           --
                                                     -----------    -----------

Income from continuing operations                        137,298           --
                                                     -----------    -----------

Discontinued Operations:
     Loss from discontinued operations                      --       (1,323,212)

     Net gain on sale of assets                             --        6,176,137
                                                     -----------    -----------

                                                     ===========    ===========
Net income                                           $   137,298    $ 4,852,925
                                                     ===========    ===========

Basic net income per common share
     Continuing operations                           $      0.02    $      --
     Discontinued operations                         $      --      $      1.06
                                                     -----------    -----------
                                                     $      0.02    $      1.06
                                                     ===========    ===========

Diluted net income per common share
     Continuing operations                           $      0.02    $      --
     Discontinued operations                         $      --      $      0.94
                                                     -----------    -----------
                                                     $      0.02    $      0.94
                                                     ===========    ===========

Weighted average number of shares outstanding:

   Basic                                               6,679,181      4,578,501
                                                     ===========    ===========
   Diluted                                             7,143,498      5,144,874
                                                     ===========    ===========


See accompanying notes to financial statements.


                                         Integrated Surgical Systems, Inc.

                                         Statement of Stockholders' Equity





                                                                          Additional                      Total
                                                  Common Stock             Paid-in      Accumulated    Stockholders'
                                              Shares         Amount        Capital        Deficit    (Deficit)/Equity
                                           ------------   ------------   ------------   ------------  ---------------


Balance at December 31, 2007 (audited)        4,578,500   $     45,785   $ 62,419,665   $(59,768,419)   $  2,697,031

   Sale of common stock, net of offering
     cost (unaudited)                         2,896,394         28,964      1,662,778           --         1,691,742
   Stock-based compensation (unaudited)            --             --            6,609           --             6,609

     Net loss (unaudited)                          --             --             --           (4,547)         (4,547)
                                           ------------   ------------   ------------   ------------    ------------


Balance at June 30, 2008 (unaudited)          7,474,894   $     74,749   $ 64,089,052   $(59,772,966)   $  4,390,835
                                           ============   ============   ============   ============    ============


See accompanying notes to financial statements.




                               Integrated Surgical Systems, Inc.
                                   Statements of Cash Flows
                                         (Unaudited)

                                                                       Six Months ended June 30,
                                                                          2008           2007
                                                                      -----------    -----------
Continuing operations
Cash flows from continuing operating activities                       $    (4,547)   $      --
Loss from continuing operations
Adjustments to reconcile net loss from continuing operations to cash flow used in continuing operations:
          Stock based compensation-directors                                6,609           --
          Changes in assets and liabilities
             Other current assets                                          38,499           --
             Accounts payable                                              57,617
             Accrued liabilities                                           (6,090)          --
             Income taxes payable                                         (31,482)          --
             Rent deposit received                                          8,175           --
             Deferred rent payable                                       (206,415)          --
                                                                      -----------    -----------
Cash used in continuing operating activities                             (137,634)          --
                                                                      -----------    -----------

Cash flows from continuing financing activities
          Proceeds from sale of common stock                            1,750,000           --
          Offering cost                                                   (58,258)          --
                                                                      -----------    -----------
Cash provided by continuing financing activities                        1,691,742           --

Cash provided by continuing operations                                  1,554,108           --
                                                                      -----------    -----------

Discontinued operations

          Net cash used in discontinued operating activities                 --       (2,216,608)
          Net cash provided by investing activities                          --        3,961,017
          Net cash provided by financing activities                          --        1,350,000
                                                                      -----------    -----------
Net cash provided by discontinued operations                                 --        3,094,409
                                                                      -----------    -----------

Net increase in cash                                                    1,554,108      3,094,409


Cash at beginning of period                                             3,099,199      1,327,268
                                                                      -----------    -----------

Cash at end of period                                                 $ 4,653,307    $ 4,421,677
                                                                      ===========    ===========


                                              6

                        Integrated Surgical Systems, Inc.
                    Notes to Financial Statements (unaudited)

1. Organization and Operations

Integrated Surgical Systems, Inc. (the "Company") was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products are authorized to be sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company's operations from January 1, 2007 through June 28, 2007 have been classified as discontinued operations.

On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year of the sale of its assets. At the same time, our stockholders' granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or our stockholders.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2008 and results of operations and cash flows for the six months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", ("SFAS 157") defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115", ("SFAS 159") permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

Effective January 1, 2008, the Company adopted both SFAS 157 and SFAS 159 without any effect.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period plus dilutive common stock equivalents, using the treasury stock method.

For the six months and three months ended June 30, 2008 dilutive common stock equivalents were convertible preferred stock of 450,524 shares and stock options of 8,275 and 13,793, respectively. For the six months and three months ended June 30, 2007 dilutive common stock equivalents were convertible preferred stock of 566,373 shares.

A warrant for 30,000 shares of common stock and stock options for 13,050 and 5,050 were excluded from the dilutive common stock equivalents for the six and three months ended June 30, 2008 because their exercise price was greater than the weighted average share price for the period.

4. Common Stock

On April 25, 2008, the Company sold an aggregate of 2,896,394 shares of common stock at $0.6042 per share, for an aggregate purchase price of $1,750,000. The Company incurred $58,258 of expenses in connection with the offering. Certain of the investors are affiliated with the Company's advisory services firm that is currently providing investment banking services.

5. Convertible Preferred Stock

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

As of June 30, 2008 and December 31, 2007, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock ("Series G").

The Series G stock has a stated value of $1,000 per share, and is convertible into common stock at conversion price equal to 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion ("Beneficial Conversion Feature"), subject to a maximum conversion price. The number of shares of common stock that may be converted is determined by dividing the stated value of the number of shares of convertible preferred stock to be converted by the conversion price. The Company may elect to pay the Series G holder in cash at the current market price multiplied by the number of shares issuable upon conversion.

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

For the six months ended June 30, 2008 and the year ended December 31, 2007, no shares of Series G were converted into shares of common stock. At June 30, 2008 and December 31, 2007, the outstanding Series G shares could have been converted into a minimum of 450,524 and 660,769 shares of common stock, respectively.

Upon a change in control, sale of or similar transaction, as defined, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem their shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496. As such redemption is not in control of the Company, the Series G preferred stock has been accounted for as if they were redeemable preferred stock and are classified on the balance sheet between liabilities and stockholders' equity.

6. Stock-based compensation

The Company has two stock option plans to attract, motivate and retain selected officers, employees, directors and consultants under which incentive or non-incentive options may be granted, generally for a term of ten years from the date of grant. Exercise prices of incentive stock options may not be less than 100% and exercise prices of non-statutory stock options may not be less than 85% of the fair market value of the common stock on the date of the grant. For persons owning 10% or greater of the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant. Both plans are administered by the Company's board of directors.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of June 30, 2008 and December 31, 2007, the 1998 plan had 22,857 options available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of June 30, 2008 and December 31, 2007, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans.

There were no stock options issued for the six months ended June 30, 2008.


For the six months ended June 30, 2008, option activity under both plans was as follows:
                                                Six Months Ended
                                                 June 30, 2008
                                                Weighted-Average
                                    Number of    Exercise Price
                                     Shares        per Share
                                     ------        ---------

Outstanding at beginning of period   63,050         $ 3.04
Granted                                --           $ --
Cancelled                              --           $ --
Exercised                              --           $ --
                                     ------         ------
Outstanding at end of period         63,050         $ 3.04
                                     ======


Exercisable at end of period         13,050         $13.43
                                     ======

For the six months ended June 30, 2008, there was no non plan option activity.

The Company's stock options have no intrinsic value as of June 30, 2008.

For the six and three months ended June 30, 2008, the Company recorded stock-based compensation expense of $6,609 and $3,306, respectively, which is included in general and administrative expenses.

As of June 30, 2008, a summary of options outstanding under the plans was as follows:

   Range of         Weighted-Average           Number                                Number
Exercise Price    Remaining Contractual    Outstanding at    Weighted-Average    Exercisable at   Weighted-Average
                      Life (Years)             6/30/08        Exercise Price        6/30/08        Exercise Price
--------------    ---------------------    --------------     --------------     --------------    --------------

0.00-9.99                  4.1                 58,000             $ 0.34              8,000            $ 0.40
10.00-30.99                1.8                  1,550              28.55              1,550             28.55
31.00-37.00                0.7                  3,500              36.51              3,500             36.51
                           ---                 ------             ------             ------            ------
                           4.0                 63,050             $ 3.04             13,050            $13.43
                           ===                 ======             ======             ======            ======


                                       11

7. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management is in the process of evaluating the impact of FIN 48 on the financial statements.

Federal and state income tax returns for the years ended December 31, 2007, 2006, and 2005 are subject to review by the taxing authorities.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

8.  Fair Value Measurement

The Company has recorded a deferred rent liability in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") and SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). The change in fair value of the deferred rent liability at June 30, 2008, was $212,490 resulting in a liability of $56,375. The amount of the liability was calculated based on the net present value technique using an interest rate of 4.58%. The interest rate is based upon the three-year Treasury-Bill rate as of July 2007. The change was due to a new sublease agreement with a company to rent office space from the Company.

9. Commitments and Contingencies

Lease

As of June 30, 2008, the Company was committed for future minimum rent under the lease for their former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010. The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company's continuing operations. The minimum payments are as follows:

                                                Sublease net
                                                of sublease
                                                  subsidy
                                       Lease      payments       Net
                                     ---------- ------------ -----------
  July 1 through December 31, 2008    $ 46,350     $ 34,350     $12,000

  2009                                  95,175       71,175      24,000

  2010                                  97,875       73,875      24,000
                                     ---------- ------------ -----------
                                      $239,400     $179,400     $60,000
                                     ========== ============ ===========

Other

The Company is subject to claims arising in the ordinary course of business. There are no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impace on our financial position, results of operations or cash flows.

10. Subsequent Event

Effective as of July 2, 2008, the Company's Board of Directors appointed its new chief financial officer and secretary as officers. The Company's prior chief financial officer and secretary resigned effective as of June 30, 2008.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "could," "would," "may," "on target," "envisions," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the SEC.

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

Our operations are limited to raising additional funds to be used to maintain our public company status and for a business combination if a suitable candidate is located. Raising additional funds includes the sale of 2,896,394 shares of common stock at $0.6042 per share for an aggregate purchase price of $1,750,000 in April, 2008. Our stockholders have approved the future liquidation of the Company if we are unable to complete an acquisition or similar transaction by June 28, 2008. At the same time, our stockholders granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or our stockholders. As at the date of this filing, the Company has not begun a liquidation.

Operations for the six and three months ended June 30, 2008 are not comparative to the corresponding periods ended June 30, 2007 as 2008 included our limited activity, while 2007 included the operations of our historical discontinued business.

For the six months ended June 30, 2008, our general and administrative expenses consisted of our continuing expenses to maintain our public company status offset by the effect of a $212,490 reduction in deferred rent from a new sublease agreement with a company to lease office space from us. We retained the lease obligation as part of the sale of substantially of our assets. The sublease agreement provides for the sublessee to pay our lessor each month for the rent owed by us under our lease through December 31, 2010, the duration of the lease term. As an incentive to agree to the sublease, we have agreed to pay the sublessor $2,000 each month our rent is paid. Operations for the six and three months ended June 30, 2007 consisted primarily of revenues and the amortization and settlement of existing agreements of $963,228, net of costs of those revenues general and administrative expenses. For the same period, net gain on sale of assets was related to the sale of substantially all of our assets on June 28, 2007 and consisted of the following:

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

At June 30, 2008, our "quick ratio" (cash divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 52.21.

We anticipate that we will incur operating losses from continuing operations in the next twelve months, until we enter into a business combination or until our liquidation.

Cash used in continuing operating activities of $137,000 for the six months ended June 30, 2008 was due primarily to our net loss from continuing operations of $5,000 and a decrease in deferred rent of $206,000 offset by an increase in accounts payable of $58,000 and a decrease in other current assets of $38,000.

We do not have any material commitments for capital expenditures.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, liquidity or capital resources that are material to our investors.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the Company's unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in our annual financial statements in our Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

As of June 30, 2008, we held approximately $4.6 million in a money market account at a major bank.

Item 4T. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Act of 1934) designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, our management, including our Chief Executive Officer and our Chief Financial Officer, had conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of any changes in internal control over financial reporting (as defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934) that occurred during the last fiscal quarter covered by this Quarterly Report. That evaluation did not identify any significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(b) Changes in Internal Controls

Since the end of the last fiscal quarter, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) or in other factors that could significantly affect our internal control over financial reporting. Management will contiue to assess and monitor our internal control over financial reporting and may make refinements and enhancements as appropriate.

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

Exhibit No.    Description
-----------    -----------

3.1            Articles of Incorporation (1)

3.2            By-laws (1)

10.1           Form of Stock Purchase Agreement dated as of April 18, 2008*

31.1 Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett*

31.2           Certification Pursuant to Exchange Act Rule 13a-14(a) of Michael
               J. Tomczak*

32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*

32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael J. Tomczak*

----------------------

(1)  Incorporated by reference to Form SB-2 filed on July 30, 2996
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTEGRATED SURGICAL SYSTEMS, INC.


                                     By: /s/ Michael J. Tomczak
                                     -------------------------------------------
                                     Michael J. Tomczak, Chief Financial Officer


Dated:  August 19, 2008