Form 10-Q
period 2008-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2008-11-07
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             68-0232575
                 --------                             ----------
     (State or Other Jurisdiction of      (IRS Employer Identification No.)
     Incorporation or Organization)

        401 Wilshire Blvd., Suite 401
           Santa Monica, California                     90401
        ------------------------------                 -------
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

As of November 7, 2008, there were 7,474,894 shares of the registrant's common stock outstanding.


                                        Integrated Surgical Systems, Inc.
                                                   Form 10-Q
                                 for the nine months ended September 30, 2008
                                               Table of Contents


                                                                                                           Page
Part I.    Financial Information
           Item 1.   Financial Statements                                                                    2

                     Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007 (audited)        2

                     Statements of Operations (unaudited) for the nine months ended September 30, 2008       3
                     and 2007

                     Statements of Operations (unaudited) for the three months ended September 30, 2008      4
                     and 2007

                     Statement of Stockholders' Equity (unaudited)                                           5

                     Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008       6
                     and 2007

                     Notes to Financial Statements (unaudited)                                               7

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of              13
                     Operations

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              15

           Item 4T.  Controls and Procedures                                                                 15

Part II.   Other Information

           Item 1.   Legal Proceedings                                                                       16

           Item 6.   Exhibits                                                                                16

Signatures                                                                                                   18

Certifications                                                                                               19


Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

                                Integrated Surgical Systems, Inc.
                                          Balance Sheet

Assets                                                              September 30,    December 31,
                                                                        2008            2007
                                                                    (Unaudited)      (Audited)
                                                                    ------------    ------------
Current assets:
    Cash                                                            $  4,449,351    $  3,099,199
    Other current assets                                                  92,633          76,333
                                                                    ------------    ------------
Total current assets                                                   4,541,984       3,150,532
                                                                    ------------    ------------

Total assets                                                        $  4,541,984    $  3,175,532
                                                                    ============    ============


Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                $      8,800    $      4,951
    Accrued liabilities                                                      436          10,782
    Accrued stock compensation                                            21,566            --
    Income taxes payable                                                    --            31,482
    Deferred rent - current portion                                       22,125          41,966
                                                                    ------------    ------------
Total current liabilities                                                 52,927          89,181

Rent deposit                                                               8,175            --
Deferred rent - noncurrent                                                28,875         220,824
                                                                    ------------    ------------
Total liabilities                                                         89,977         310,005


Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
    168 shares issued and outstanding ($168,496 aggregate
    liquidation value)                                                   168,496         168,496


Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized;
        7,474,894 and 4,578,500 shares issued and outstanding             74,749          45,785
    Additional paid-in capital                                        64,093,918      62,419,665
    Accumulated deficit                                              (59,885,156)    (59,768,419)
                                                                    ------------    ------------
Total stockholders' equity                                             4,283,511       2,697,031
                                                                    ------------    ------------

Total liabilities and stockholders' equity                          $  4,541,984    $  3,175,532
                                                                    ============    ============

See accompanying notes to financial statements.


                        Integrated Surgical Systems, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                   Nine Months ended September 30,
                                                         2008           2007
                                                     -----------    -----------
Continuing operations
     General and administrative expenses             $   173,655    $   115,394

Interest income, net                                      56,918         26,630
                                                     -----------    -----------
Loss from continuing operations                         (116,737)       (88,764)
                                                     -----------    -----------

Discontinued Operations:
     Loss from operations of discontinued segment           --       (1,219,725)
     Net gain on sale of assets                             --        6,176,137
                                                     -----------    -----------

Gain from discontinued operations                           --        4,956,412
                                                     -----------    -----------

Net income (loss)                                    $  (116,737)   $ 4,867,648
                                                     ===========    ===========

Basic net income (loss) per common share
     Continuing operations                           $     (0.02)   $     (0.02)
     Discontinued operations                         $      --      $      1.08
                                                     -----------    -----------
                                                     $     (0.02)   $      1.06
                                                     ===========    ===========
Diluted net income (loss) per common share
     Continuing operations                           $     (0.02)   $     (0.02)
     Discontinued operations                         $      --      $      0.86
                                                     -----------    -----------
                                                     $     (0.02)   $      0.85
                                                     ===========    ===========

Weighted average number of shares outstanding:

   Basic                                               6,248,683      4,578,500
                                                     ===========    ===========
   Diluted                                             6,248,683      5,744,563
                                                     ===========    ===========


See accompanying notes to financial statements.


                        Integrated Surgical Systems, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                   Three Months ended September 30,
                                                         2008           2007
                                                     -----------    -----------
Continuing operations
     General and administrative expenses             $   133,912    $   115,394

Interest income, net                                      21,723         26,630
                                                     -----------    -----------

Loss from continuing operations                         (112,189)       (88,764)
                                                     -----------    -----------

Discontinued Operations:
     Gain from discontinued operations                      --           34,000
                                                     -----------    -----------

Net income (loss)                                    $  (112,189)   $   (54,764)
                                                     ===========    ===========

Basic net  income (loss) per common share
     Continuing operations                           $     (0.02)   $     (0.02)
     Discontinued operations                         $      --      $      0.01
                                                     -----------    -----------
                                                     $     (0.02)   $     (0.01)
                                                     ===========    ===========


Diluted net  income (loss) per common share
     Continuing operations                           $     (0.02)   $     (0.02)
     Discontinued operations                         $      --      $      0.01
                                                     -----------    -----------
                                                     $     (0.02)   $     (0.01)
                                                     ===========    ===========


Weighted average number of shares outstanding:

   Basic                                               7,474,894      4,578,500
                                                     ===========    ===========
   Diluted                                             7,474,894      4,578,500
                                                     ===========    ===========


See accompanying notes to financial statements.


                                          Integrated Surgical Systems, Inc.

                                          Statement of Stockholders' Equity



                                                                           Additional                       Total
                                                   Common Stock             Paid-in      Accumulated     Stockholders'
                                               Shares         Amount        Capital        Deficit     (Deficit)/Equity
                                            ------------   ------------   ------------   ------------  ----------------

Balance at December 31, 2007 (audited)         4,578,500   $     45,785   $ 62,419,665   $(59,768,419)   $  2,697,031


  Sale of common stock, net of
    offering cost (unaudited)                  2,896,394         28,964      1,662,778           --         1,691,742
  Stock-based compensation (unaudited)              --             --           11,475           --            11,475

       Net loss (unaudited)                         --             --             --         (116,737)       (116,737)
                                            ------------   ------------   ------------   ------------    ------------


Balance at September 30, 2008 (unaudited)      7,474,894   $     74,749   $ 64,093,918   $(59,885,156)   $  4,283,511
                                            ============   ============   ============   ============    ============







See accompanying notes to financial statements.


                               Integrated Surgical Systems, Inc.
                                   Statements of Cash Flows
                                          (Unaudited)

                                                                   Nine Months ended September 30,
                                                                         2008           2007
                                                                     -----------    -----------
Continuing operations
Cash flows from continuing operating activities
Loss from continuing operations                                      $  (116,737)   $   (88,764)
Adjustments to reconcile net loss from continuing
operations to cash flow used in continuing operating activities:
          Stock-based compensation                                        11,475         13,215
          Stock  compensation                                             21,566           --
          Changes in assets and liabilities
             Other current assets                                        (16,300)       (79,589)
             Accounts payable                                              3,849         (3,435)
             Accrued liabilities                                         (10,346)        55,322
             Other current liabilities                                      --           (6,642)
             Income taxes payable                                        (31,482)          --
             Rent deposit received                                         8,175           --
             Deferred rent payable                                      (211,790)          --
                                                                     -----------    -----------
Cash used in continuing operating activities                            (341,590)      (109,893)
                                                                     -----------    -----------

Cash flows from continuing financing activities
          Proceeds from sale of common stock                           1,750,000           --
          Offering cost                                                  (58,258)          --
                                                                     -----------    -----------
Cash provided by continuing financing activities                       1,691,742           --


Cash provided by continuing operations                                 1,350,152           --
                                                                     -----------    -----------

Discontinued operations
          Net cash used in discontinued operating activities                --       (2,887,569)
          Net cash provided by (discontinued) investing activities          --        3,961,017
          Net cash provided by (discontinued) financing activities          --        1,000,000
                                                                     -----------    -----------
Net cash provided by discontinued operations                                --        2,073,448
                                                                     -----------    -----------

Net increase in cash                                                   1,350,152      1,963,555

Cash at beginning of period                                            3,099,199      1,327,268
                                                                     -----------    -----------

Cash at end of period                                                $ 4,449,351    $ 3,290,823
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

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2008 and results of operations and cash flows for the three and nine months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not currently expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

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

For the nine months ended September 30, 2007 dilutive common stock equivalents were convertible preferred stock of 1,166,062 shares. A warrant for 30,000 shares and stock options of 63,050 shares were excluded from the dilutive common stock equivalents for the nine months ended September 30, 2007 because the exercise price was greater than the weighted average share price for the period. A warrant for 30,000 shares, convertible preferred stock of 1,166,062 shares and stock options of 63,050 shares were excluded from the dilutive common stock equivalents for the three months ended September 30, 2007 because they were anti-dilutive.

A warrant for 30,000 shares of common stock, convertible preferred stock of 639,454 and stock options for 162,950 were excluded from the dilutive common stock equivalents for the nine and three months ended September 30, 2008 because they were anti-dilutive.

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

As of September 30, 2008 and December 31, 2007, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock ("Series G").

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

For the nine months ended September 30, 2008 and the year ended December 31, 2007, no shares of Series G were converted into shares of common stock. At September 30, 2008 and December 31, 2007, the outstanding Series G shares could have been converted into a minimum of 639,454 and 660,769 shares of common stock, respectively.

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

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of September 30, 2008 the plan had expired therefore, no options were available for future grant. At December 31, 2007, the 1998 plan had 22,857 options available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of September 30, 2008 and December 31, 2007, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans.


For the nine months ended September 30, 2008, option activity was as follows:

                                                   Nine Months Ended
                                                   September 30, 2008
                                             Number of        Weighted-Average
                                              Shares         Exercise Price per
                                                                   Share
Outstanding at beginning of period             63,050             $  3.04
Granted                                       100,000             $  0.38
Expired and forfeited                             100             $ 23.13
Exercised                                       -                 $   --
                                             --------             -------
Outstanding at end of period                  162,950             $  1.41
                                             ========


Exercisable at end of period                   62,950             $  3.01
                                             ========


For the nine months ended September 30, 2008, there were options for 100,000 shares of common stock granted outside of either of the Company's stock option plans.

The Company's stock options have no intrinsic value as of September 30, 2008.

For the nine and three months ended September 30, 2008, the Company recorded stock-based compensation expense, related to its stock options, of $ 11,475 and $ 4,866 respectively, which is included in general and administrative expenses.

As of September 30, 2008, a summary of options outstanding under the plans was as follows:

   Range of          Weighted-Average          Number        Weighted-Average        Number       Weighted-Average
   Exercise       Remaining Contractual    Outstanding at        Exercise        Exercisable at       Exercise
    Price             Life (Years)             9/30/08             Price             9/30/08            Price
--------------    ---------------------    --------------    ----------------    --------------   ----------------
0.00-9.99                  4.5                 158,000             $0.36             58,000             $0.34
10.00-30.99                1.3                   1,500             29.17              1,500             29.17
31.00-37.00                0.3                   3,450             36.52              3,450             36.52
                           ---                   -----             -----              -----             -----
                           4.3                 162,950             $1.39             62,950             $3.01
                           ===                 =======             =====             ======             =====

During the three months ended September 30, 2008, the Company granted non-qualified stock options to each of its directors to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.38. During the same period, the Company finalized its plan to compensate two of its directors with common stock in lieu of cash compensation. The number of shares to be issued as compensation will be based upon the equivalent cash compensation accrued divided by the closing stock price on March 31, 2009. The Company recorded stock compensation related to this compensation for the nine and three months ended
September 30, 2008 of $21,566.


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

Federal and state income tax returns for the years ended December 31, 2007, 2006 and 2005 are subject to review by the taxing authorities.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

8. Fair Value Measurement

The Company has recorded a deferred rent liability in accordance with SFAS No.
146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS
146") and SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). The change in fair value of the deferred rent liability during the nine months ended September
30, 2008, was $211,790 resulting in a liability of $51,000. The amount of the liability was calculated based on the net present value technique using an interest rate of 4.58%. The interest rate is based upon the three-year
Treasury-Bill rate as of July 2007. The change was due to a new sublease agreement with a company to rent office space from the Company.

9. Commitments and Contingencies

Lease

As of September 30, 2008, the Company was committed for future minimum rent under the lease for their former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010. The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company's continuing operations.
The minimum payments are as follows:

                                                          Sublease
                                                      net of sublease
                                            Lease     subsidy payments       Net
                                          ---------- ------------------ -----------
   October 1 through December 31, 2008     $ 23,175          $  17,175    $  6,000
   2009                                      95,175             71,175      24,000
   2010                                      97,875             73,875      24,000
                                          ---------- ------------------ -----------
                                           $216,225          $  162,225   $ 54,000
                                          ========== ================== ===========

                                       12

Other

The Company is subject to claims arising in the ordinary course of business. There are no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operations or cash flows.

10. Subsequent Event

On September 12, 2008, the Company extended its November 28, 2007 agreement with an advisory services firm to provide investment banking services. The agreement as modified will terminate on December 31, 2008.

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

Our operations are limited to raising additional funds to be used to maintain our public company status and for a business combination if a suitable candidate is located. Raising additional funds includes the sale of 2,896,394 shares of common stock at $0.6042 per share for an aggregate purchase price of $1,750,000 in April, 2008. Our stockholders have approved the future liquidation of the Company if we are unable to complete an acquisition or similar transaction by June 28, 2008. At the same time, our stockholders granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or our stockholders. As at the date of this filing, the Company has not begun its liquidation.

Operations for the nine months ended September 30, 2008 are not comparative to the corresponding period ended September 30, 2007 as 2008 included only our limited continuing activity, while 2007 included the operations of our historical discontinued business until the sale of substantially all of our assets on June 28, 2007 and our limited continuing activity thereafter.

For the nine months ended September 30, 2008, our general and administrative expenses consisted of our continuing expenses to maintain our public company status offset by the effect of a reduction in deferred rent from a new sublease agreement with a company to lease office space from us. We retained the lease obligation as part of the sale of substantially of our assets. The sublease agreement provides for the sublessee to pay our lessor each month for the rent owed by us under our lease through December 31, 2010, the duration of the lease term. As an incentive to agree to the sublease, we have agreed to pay the sublessor $2,000 each month our rent is paid. For the three months ended September 30, 2008, and September 30, 2007, our general and administrative expenses consisted of our continuing expenses to maintain our public company status. Discontinued operations for the nine ended September 30, 2007 consisted primarily of revenues and the amortization and settlement of existing agreements of $1,016,000, net of costs of those revenues general and administrative expenses. For the same period, net gain on sale of assets was related to the sale of substantially all of our assets on June 28, 2007 and consisted of the following:

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
                                             ===========


Liquidity and Capital Resources

On April 18, 2008, we entered into stock purchase agreements with five accredited investors pursuant to which the investors agreed to purchase from us an aggregate of 2,896,394 shares of our common stock at a purchase price per share equal to $0.6042, for an aggregate purchase price of $1,750,000. In connection with the transaction, we provided demand and piggy-back registration rights to each investor pursuant to a registration rights agreement. The transaction was completed on April 25, 2008.

We believe our current cash position is adequate to carry out our plan.

At September 30, 2008, our "quick ratio" (cash divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 84.1.

We anticipate that we will incur operating losses from continuing operations in the next twelve months, until we enter into a business combination or until our liquidation.

Cash used in continuing operating activities of $342,000 for the nine months ended September 30, 2008 was due primarily to our net loss from continuing operations of $117,000 and a decrease in deferred rent of $212,000.

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

As of September 30, 2008, we held approximately $4.45 million in a money market, savings and checking accounts account at major banks.

Item 4T. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2008, our management, including our Chief Executive Officer and our Chief Financial Officer, had conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Changes in Internal Controls

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

Exhibit No.       Description
-----------       -----------

3.1               Articles of Incorporation (1)
3.2               By-laws (1)
31.1 Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2              Certification Pursuant to Exchange Act Rule 13a-14(a) of
                  Michael J. Tomczak *
32.1 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *

32.2 Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael J. Tomczak *

     (1) Incorporated by reference to Form SB-2 filed on July 30, 1996

     * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INTEGRATED SURGICAL SYSTEMS, INC.


                           By: /s/ Michael J. Tomczak
                           -------------------------------
                           Michael J. Tomczak, Chief Financial Officer


Dated:  November 7, 2008