Form 10-K
period 2008-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2009-03-30
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                         Commission file number 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               68-0232575
 ------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


      401 Wilshire Blvd., Suite 401                                   90401
       Santa Monica, California
 --------------------------------------                              --------
(Address of principal executive Offices)                            (Zip Code)


                                 (310) 526-5000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                          Common Stock $0.01 par value


     Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer  [ ]        Accelerated filer          [ ]
 Non-accelerated filer    [ ]        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 23, 2009 was $2,092,970. This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.28 per share on that date.


As of March 23, 2009, the Registrant had 7,474,894 shares of common stock outstanding.



                                          Integrated Surgical Systems, Inc.
                                                    Form 10-K
                                     For the fiscal year ended December 31, 2008
                                                Table of Contents

Part I.                                                                                                           Page
-------                                                                                                           ----

          Item 1.          Business                                                                                4
          Item 1A.         Risk Factors                                                                            5
          Item 1B.         Unresolved Staff Comments                                                               5
          Item 2.          Properties                                                                              5
          Item 3.          Legal Proceedings                                                                       5
          Item 4.          Submission of Matters to a Vote of Security Holders                                     5

Part II.
--------
          Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer           5
                           Purchases of Equity Securities
          Item 6.          Selected Financial Data                                                                 6
          Item 7.          Management Discussion and Analysis of Financial Condition and Results of                6
                           Operations
          Item 7A.         Quantitative and Qualitative Disclosures About Market Risk                              10
          Item 8.          Financial Statements and Supplementary Data                                             10
          Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial
                           Disclosure                                                                              10
          Item 9A(T).      Controls and Procedures                                                                 11
          Item 9B.         Other Information                                                                       12

Part III.
---------
          Item 10.         Directors, Executive Officers and Corporate Governance
                                                                                                                   12
          Item 11.         Executive Compensation                                                                  15
          Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related              16
                           Stockholder Matters
          Item 13.         Certain Relationships and Related Transactions, and Director Independence               17
          Item 14.         Principal Accounting Fees and Services                                                  17

 Part IV.
 --------
          Item 15.         Exhibits and Financial Statement Schedules                                              18
          Signatures                                                                                               24




                                     Part I


Special Note on Reverse Stock Split
Effective as of 5:00 p.m. Eastern Time on July 26, 2007, Integrated Surgical
Systems, Inc. ("we," "us," "our" or the "Company") completed a 1 for 10 reverse stock split of the issued and outstanding common stock, par value $0.01 per share. All share numbers and all exercise and conversion prices in this report are presented as adjusted for the reverse stock split.

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

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company's operations through June 28, 2007 have been classified as discontinued operations. On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year from the sale of the assets. This vote gave the Board of Directors the authority to delay, revoke or abandon any decision to dissolve without further stockholder action. It is the decision of the Board of Directors that it is in the best interests of the Company's stockholders to delay any decision to liquidate.


Description of the sale transaction

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

On August 4, 2006, the Company entered into an Asset Purchase Agreement with
Novatrix, as amended, pursuant to which it agreed to sell substantially all of its assets to Novatrix (the "Asset Purchase Agreement"). As consideration for the sale, Novatrix agreed to pay $4,000,000 for the Company's assets.

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
                                                             ===========




In connection with the sale:

     (a) Certain employees of the Company received payments to remain with the Company until the closing date to better assure an orderly transfer of assets to the purchaser.

     (b) Novatrix, the purchaser of the Company's assets, agreed to sublease the Company's premises for one year. The Company accrued the present value of the rent for the balance of the lease term, net of the rent to be received under the sublease. On June 13, 2008, the two parties entered into another sublease agreement to allow Novatrix to occupy the premises for the remainder of the lease term.

     (c)  The Company recorded income taxes on the gain of approximately
          $30,000. Employees On December 31, 2008, the Company had no employees.

Employees
---------

On December 31, 2008, the Company had no employees.


Item 1A. Risk Factors

Not required for smaller reporting company.


Item 1B. Unresolved Staff Comments

None.


Item 2.  Description of Property

The Company leases an 11,200 square foot site at 1433 N. Market Blvd., Suite 1,
Sacramento, California, 95834 with two years remaining on the lease. Novatrix, the purchaser of Company's assets, has sub-leased and currently occupies the aforesaid site formerly occupied by the Company. This sublease expires with the termination of the Company's lease on December 31, 2010.

Item 3.  Legal Proceedings

On January 8, 2009, a complaint was filed in Superior Court of California,
County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company believes the demands are totally without merit and intends to vigorously defend the complaint. To the best of the Company's knowledge, there are no other proceedings or litigation currently threatened or proceeding against us or involving us.

From time to time, the Company may be party to other claims and litigation arising in the ordinary course of business. The Company does not believe that any adverse final outcome of any of these matters, whether or not covered by insurance, would have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

None


Part II.

Item 5.  Market for  Registrant's Common Equity, Related Stockholder Matters and
         Issuer  Purchases of Equity Securities

Market Information for Common Stock




The Company's common stock is quoted on the Pink Sheets, under the trading symbol "ISSM.PK." The following table sets forth the high and low bid prices for the past two fiscal years,, as reported by the NASDAQ on-line web site www.NASDAQ. com, for shares of the Company's common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                  Common Stock
                                                      (ISSM)
                                                ----------------------
              Fiscal Year Ended                 High            Low
              --------------------------        ----            ---
              December 31, 2008
              -----------------

              First Quarter                     $0.350          $0.250
              Second Quarter                    $0.500          $0.300
              Third Quarter                     $0.470          $0.310
              Fourth Quarter                    $0.450          $0.230

              Fiscal Year Ended
              -----------------
              December 31, 2007
              -----------------

              First Quarter                     $0.400          $0.190
              Second Quarter                    $0.570          $0.250
              Third Quarter                     $0.550          $0.140
              Fourth Quarter                    $0.400          $0.160

Holders

As of March 23, 2009, there were 274 holders of record of the common stock.


Dividends

The Company has never paid dividends on its common stock and its present policy is to retain anticipated future earnings for use in its business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of the fiscal year ended December
31, 2008 with respect to the Company's compensation plans (including individual compensation arrangements).

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

Equity compensation plans
approved by security holders            61,000                       $1.92                     98,046 (1)

Equity compensation plans not
approved by security holders           130,000 (2)                   $0.44                           -0-
                                       -----------                   -----                     -----------

Total                                  191,000                       $0.91                     98,046
                                       =======                       =====                     =======

(1)  Includes the Company's 2000 Stock Award Plan.





(2) Consists of: (i) 30,000 warrants for consulting which expire in July 2014 and have an exercise price of $0.625 per share; (ii) 100,000 stock options granted to directors which expire in August 2013 for $0.38 per share.


Item 6. Selected Financial Data

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to the operations of Integrated
Surgical Systems, Inc. and should be read in conjunction with its financial statements, including the notes thereto, appearing elsewhere in this report.
This discussion may contain certain forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth elsewhere in this report. Except as otherwise indicated, all amounts are reported in U.S. dollars ($).

Overview

Integrated Surgical Systems, Inc. was incorporated in the State of Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Historically, the Company's product revenue consisted of sales of the Company's principal orthopedic product, the ROBODOC(R) Surgical
Assistant System ("ROBODOC"), which integrates the ORTHODOC(R) Presurgical
Planner ("ORTHODOC") with a computer-controlled robot for use in joint replacement surgeries. The Company developed specialized operating software for several implant manufacturing companies. These implant manufacturers contracted with the Company for the development of software for particular lines of new prosthesis to be used with the ROBODOC System.

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

Results of Operations (Fiscal Year 2008 vs. Fiscal Year 2007)

For the year ended December 31, 2008 ("Fiscal Year 2008",) total net loss was $175,000 or a basic and diluted loss of $0.03 per share and consisted of a net loss of $170,000 from continuing operations and a net loss of $5,000 from discontinued operations. Total net income for the year ended December 31, 2007
("Fiscal Year 2007"), was $4,927,000 or $1.08 income per basic share and $0.93 income per diluted share. Total net income for the Fiscal Year 2007 consisted of net income of $5,072,000 from discontinued operations or basic net income of $1.11 per share and diluted net income of $0.96 per share offset by a net loss from continuing operations of $146,000 or a basic and diluted net loss of $0.03 per share. Discontinued operations During the first six months of the year ended
December 31 2007 before the sale of substantially all of its assets, the Company had net income of $5,072,000 from discontinued operations which consisted of a net gain on sale of substantially all of its assets to Novatrix of $6,376,000 offset by income tax on the sale of $30,000 and a loss of $1,274,000 from operations of discontinued segment. The Company had no activity from discontinued operations for the Fiscal Year 2008.


Continuing operations

For the Fiscal Year 2008, we had a net loss from continuing operations of $170,000 or a $29,000 higher loss than the net loss from continuing operations of $146,000 for the Fiscal Year 2007. The net loss from continuing operations for the Fiscal Year 2007 was for the six month period beginning in July 2007 after the sale of substantially all of the Company's assets. The increase in loss for the Fiscal Year 2008 compared to the Fiscal Year 2007 is due to an increase in expenses of $43,000 offset by an increase in net interest income of $20,000. The increase in expenses is due in part to an increase in consulting and professional services of $105,000 to $161,000 which includes the cost for twelve months for external auditors, accounting, administration and income tax preparation. The Company has no employees so it relies on outside contractors to perform basic and necessary services. Directors expense increased $71,000 to $103,000 for Fiscal Year 2008, including stock-based compensation, as it included twelve months of expense and two additional directors who were appointed to the Board in April, 2008. Other increases in expense for Fiscal
Year 2008 included an increase in legal fees of $33,000 to $100,000 and an increase in insurance of $41,000 to $67,000, each primarily due to a full year of activity for Fiscal Year 2008 versus six months for Fiscal Year 2007.
Increases in expenses were partially offset by a decrease in deferred rent liability of $212,000 due to a sublease agreement for the premises the Company is obligated to lease through December 31, 2010.


Liquidity

We believe that existing cash and cash equivalents of $3.3 million as of December 31, 2008 will provide us with sufficient working capital for us to meet our operating plan for Fiscal Year 2009. The Board has retained its Directors, including a director as its Chief Executive Officer, another director as its Chief Financial Officer and another director as its Secretary, to assist with our continuing obligations under the federal securities laws and to assist with our plan to evaluate various merger, acquisition or strategic alliance opportunities. We do not have an estimate as to when we will identify a qualified merger, acquisition or strategic alliance candidate. There is no assurance that such opportunities will be available, or if available, upon favorable terms. If we are unsuccessful with respect to a suitable opportunity we may, if agreed to by a vote by stockholders, liquidate the Company and distribute all our remaining assets, which consist primarily of cash, to our stockholders.

Cash used in continuing operating activities for the Fiscal Year 2008 was $350,000 which primarily consisted of an operating loss from continuing operations of $170,000, a decrease in deferred rent of $217,000 and a decrease in income taxes payable of $31,000 partially offset by non-cash stock-based compensation of $53,000. Cash used in discontinued operations was $5,000 which consisted of income taxes paid for fiscal year 2007.


Capital Resources

On March 23, 2009, there were 7,474,894 shares of the Company's common stock outstanding, as listed on the Pink Sheets at $0.28 a share, giving the Company a market capitalization of $2.1 million. Securities traded at less than $5.00 and not traded on a national securities exchange or quoted on Nasdaq are called
"penny stocks". The Securities and Exchange Commission rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and making it more difficult for investors to sell the shares of the Company's stock. In addition, the liquidity of our Common Stock may be adversely affected by the reduced number of shares outstanding after the reverse stock split, and the reverse stock split increased the number of stockholders who own "odd lots," which consist of blocks of fewer than 100 shares. Stockholders who hold odd lots may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.


Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations is based upon the Company's audited financial statements included elsewhere in this Form 10-K and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of the financial statements.

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

Reclassifications have been made to prior years' financial statement presentation to conform to the current year presentation.


Financial Instruments

The Company has a portfolio of investments in available-for-sale debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. These fixed income debt securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported in other comprehensive income as a separate component of stockholders' equity.

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.


Recent Accounting Pronouncements

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


Risk Factors and Cautionary Statement Regarding Forward-Looking Information

The Company cautions that this Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. The Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors. The plans and results of operations will be affected by the Company's ability to manage any growth and working capital and the ability to finance future operations, none of which is assured.
Certain risk factors are discussed elsewhere in this Form 10-K and also from time to time in the Company's filings with the Securities and Exchange
Commission. The Company undertakes no obligation to update such factors in the future.




Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information that appears following Item 15 of this Annual Report on Form
10-K is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

(a) Resignation of Independent Registered Public Accounting Firm

None.

(b) Engagement of New Independent Registered Public Accounting Firm

Effective May 8, 2007, Raich Ende was appointed as the Company's independent registered public accounting firm to audit the Registrant's financial statements. Raich Ende was not consulted on any matter described in Item
304(a)(2) of Regulation S-B prior to May 7, 2007.

Effective July 16, 2008, SingerLewak LLP was appointed as the Company's independent registered public accounting firm to audit the Registrant's financial statements. Singer Lewak was not consulted on any matter described in
Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K prior to July 16,
2008.

(c) Termination of Independent Registered Public Accounting Firm

On July 15, 2008, the Company dismissed Raich Ende as its registered certified public accounting firm. The decision to change accountants was approved by the Company's board of directors. No report on the Company's financial statements prepared by Raich Ende contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the time Raich Ende served as the Company's independent registered public accounting firm, there were no disagreements between Raich
Ende and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Raich Ende submitted a letter to the Securities and Exchange Commission stating Raich Ende agrees with the above statements. A copy of the letter, dated July 18, 2008, was filed as an exhibit to the Company's Current Report on Form 8-k filed on July
21, 2008.


Item 9A(T).       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive
Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2008, our management, including our Chief Executive Officer and our Chief Financial
Officer, conducted an evaluation of our disclosure controls and procedures.
Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.





Changes in Internal Controls over Financial Reporting

Management has not identified any matters that constitute material weaknesses
(as defined under the Public Company Accounting Oversight Board Auditing
Standard No. 5) in our internal controls over financial reporting. Two deficiencies identified by our prior auditors in early 2007 related to weaknesses in inventory accounting controls, and weakness in the general ledger due to an antiquated software system. The inventory control is no longer relevant because the inventory has been sold, and the weakness in the general ledger has been remedied because the Company is switching over to a modern accounting system in the form of QuickBooks.


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


Limitation of Effectiveness of Cash

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on our evaluation under the framework in Internal
Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Audit Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Item 9B. Other Information

None
                                    Part III

Item  10.  Directors, Executive Officers and Corporate Governance

The following is a listing of officers and Directors of the Company:





  --------------------------- -------------- ------------------------------------------------- ---------------------
              Name                Age at                   Position with the Company                 Period
                              12-31-2008
  --------------------------- -------------- ------------------------------------------------- ---------------------

  Peter B. Mills                   53        Director                                          Sep 2006 - Present
                                             Chief Executive Officer, President, Chairman of   Jul 2007 - April 2008
                                             the Board
  --------------------------- -------------- ------------------------------------------------- ---------------------
  Michael J. Tomczak               53        Director                                          Sep 2006 - Present
                                             CFO                                               July 2008 - Present
  --------------------------- -------------- ------------------------------------------------- ---------------------
  Christopher A. Marlett           44        Director, CEO                                     Apr 2008 - Present
  --------------------------- -------------- ------------------------------------------------- ---------------------
  Robert M. Levande                59        Director                                          Apr 2008 - Present
                                             Secretary                                         July 2008 - Present
  --------------------------- -------------- ------------------------------------------------- ---------------------

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

Michael J. Tomczak was appointed to serve as a Director of the Company in September 2006. Mr. Tomczak is currently a partner with Tomczak & Co. CPA LLP, which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997. Mr. Tomczak served as Retail Technology
International, Inc.'s (RTI) Chief Executive Officer and President from 2002 until its sale to Island Pacific, Inc in 2004 and was co-owner during that same time period. RTI was a developer of point-of-sale software and Island Pacific is a developer of retail management software. Mr. Tomczak was also Chairman of RTI's Board of Directors during that same period and had previously served as RTI's Chief Financial Officer from 2001. Upon the sale of RTI to Island Pacific, he became its President and Chief Operating Officer until 2005. Mr. Tomczak was a member of Island Pacific's Board of Directors from 2004 until 2005. Prior to joining the Company in 1991, Mr. Tomczak served as Director of Ernst & Young's
Sacramento office's Entrepreneurial Services Group. Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and is a Certified Public Accountant.

Christopher A. Marlett was appointed to serve as a Director and the Chief
Executive Officer of the Company in April 2008. Mr. Marlett is co-founder, chairman and CEO, since 1997, of MDB Capital Group LLC ("MDB",) an investment banking firm focused on equity financings and capital formation for growth-oriented, micro-cap companies. He holds a Bachelor of Science degree in Business Administration from the University of Southern California.

Robert M. Levande was appointed to serve as Director in April 2008 and as Secretary in July 2008. Mr. Levande has been managing director at MDB since May
2003. From April 2002 to April 2003, he was a managing director of Gilford
Securities, Inc. and investment firm. Previously, Mr. Levande founded and has served as president of the Palantair Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry. From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including vice president-business analysis & development of its medical technology group and senior vice president of a subsidiary, Howmedica, Inc. Mr. Levande was a director of Orthovita, Inc. from 2001 to 2007.
Mr. Levande received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University.




Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's
Officers, Directors, and persons who own more than ten percent of a registered class of the Company's equity securities within specified time periods to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten- percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports the Company received and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2008, except that Christopher A. Marlett, Chief Executive Officer of the
Company, filed one late report on Form 4 relating to a change in his beneficial ownership.


Committees of the Board of Directors

Prior to June 2, 2005, the Company had an audit committee and a compensation committee. From June 3, 2005 through September 19, 2006, the Company functioned with only one Director and had no committees. Since September 2006, the Company has appointed four new Directors and has no committees.


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


Code of Ethics

A Code of Ethics that applies to the Company executive officers as well as to all employees was approved and adopted by the Board of Directors on April 8, 2004 and it is attached to the Company's 10-KSB for the fiscal year ended
December 31, 2003. Copies of the Code of Ethics may be obtained free of charge by written request to Integrated Surgical Systems, Inc. attention Chief
Financial Officer, 401 Wilshire Blvd, Suite 1020, Santa Monica, CA 90401.


Item 11.     Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2008 and 2007, the compensation awarded to, earned by or paid to the Company's Chief
Executive Officer and Chief Financial Officer. There were no executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2008 (collectively, the "Named Executive Officers").




                                                 Summary Compensation Table

                                                   Annual Compensation
                                                   -------------------

                                                            Option         Non-Equity
          Name and                                          Awards       Incentive Plan         All Other
      Principal Position          Year     Salary (1)         (2)        Compensation        Compensation (1)
      ------------------          ----     ----------         ---        ------------        ----------------

Christopher A. Marlett            2008         $-             NA                $-                  $-
Chief Executive Officer           2007         NA             NA                NA                  NA

Michael J. Tomczak                2008         $-             NA                $-                  $-
Chief Financial Officer           2007         NA             NA                NA                  NA

     (1) Mr. Marlett and Mr. Tomczak are not employees and receives no salary or other compensation for their duties as officers of the Company. Mr.
          Tomczak is a partner in a firm which provided accounting services to the Company during the year ended December 31, 2008, for a fee of $2,000 per month.

     (2) Does not include stock options granted at an exercise price of $0.38 per share as compensation for Mr. Marlett and Mr. Tomczak's position as directors of the Company.


Employment Agreements

There are no current employment agreements.


Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning shares of our common stock covered by exercisable and unexercisable options held by the Named Executive
Officers on December 31, 2008:


               --------------------------------------------------------------------------------

                                                   Option Awards
               --------------------------------------------------------------------------------

                                      (1)         Equity Incentive
                                                        Plan
                     Number of     Number of          Awards:
                    Securities     Securities        Number of
                    Underlying     Underlying        Securities
                    Unexercised   Unexercised        Underlying        Option
                      Options       Options         Unexercised       Exercise
                        (#)           (#)        Unearned Options     Price         Option
Name               Exercisable   Unexercisable          (#)             ($)     Expiration Date
------------------ ------------ --------------- ------------------- ----------- ---------------

Christopher A.           -           25,000              -             $0.38       8/15/2013
Marlett
-----------------------------------------------------------------------------------------------

Michael J. Tomczak     3,000           -                 -             $0.40       11/1/2011

                      25,000           -                 -            $0.3275      8/13/2012

                                     25,000              -             $0.38       8/15/2013
-----------------------------------------------------------------------------------------------

(1) Granted to Mr. Marlett and Mr. Tomczak as compensation for their positions as directors and will become fully-vested on 8/15/2009




Director Compensation

                                                       Stock             Option
Name of Director                 Fees (1)            Awards (2)          Awards(3)               Total
----------------                 --------            ----------          --------                -----

Peter B. Mills                   $25,000              $  --                $ 6,678              $31,678

Michael J. Tomczak               $25,000              $  --                $ 6,678              $31,678

Christopher A. Marlett           $  --                $17,033              $ 2,823              $19,856

Robert M. Levande                $  --                $17,033              $ 2,823              $19,856


     (1) The Company compensated its non-employee Directors $6,250 per quarter during fiscal year 2008. Messrs. Mills and Tomczak were directors for the entire year and were paid their compensation in cash.

     (2) Messrs. Marlett and Levande became directors in April, 2008 and elected to receive their $6,250 in the form of common shares of the Company with the number of shares to be determined by dividing the compensation earned by the closing price of the Company's stock as of the end of day March 31, 2009. An amount of $17,033 was included in the Statement of Operations for the year ended December 31, 2008, as a general and administrative expense for each of the director's stock awards.

     (3) Messrs. Mills and Tomczak each have stock options outstanding at December 31, 2008 of 53,000 shares and Messrs. Marlett and Levande each have stock options outstanding at December 31, 2008 of 25,000 shares. Amounts of $6,678 and $2,823 were included in the Statement of Operations for the year ended December 31, 2008, as a general and administrative expense for each of Messrs. Mills and Tomczak and Messrs. Marlett and Levande for their respective option grants.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of December 31, 2008 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and officers as a group.


                                                                              Amount and                 Percentage of
                                                                                Nature                   Common Stock
                                                                            of Beneficial                 Beneficially
Name (3)                                                                     Ownership (1)                 Owned (2)
--------                                                                    -------------                --------------

Christopher A. Marlett                                                        1,655,082                       22.1%
Robert M. Levande                                                                16,551                           *
Michael J. Tomczak                                                               28,000     (4)                   *
Peter B. Mills                                                                   28,000     (5)                   *

All Directors and officers as a group (2 persons)                             1,727,633                       23.1%

---------------------

     *    Less than one percent.

     (1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.





     (2)  Based on 7,474,894 shares of common stock outstanding as of December
          31, 2008.

     (3)  Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd.,
          Suite 1020, Santa Monica, 90401.

     (4) Includes 3,000 shares that Mr. Tomczak may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.40 per share and 25,000 shares of stock options exercisable at $0.38 per share.

     (5) Includes 3,000 shares that Mr. Mills may acquire upon exercise of stock options exercisable within 60 days at an exercise price of $0.40 per share and 25,000 shares of stock options exercisable at $0.38 per share.


Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in the "Equity Compensation Plans" of Item 11 of this Annual Report on Form 10-K certain information with respect to securities authorized for issuance under the Company's equity plans.


Item 13. Certain Relationships and Related Transactions

Michael J. Tomczak is a partner in an accounting firm that has provided accounting services for the Company since July 2008. The Company pays this firm
$2,000 per month for these services. During the year ended December 31, 2008, the Company recorded $13,486 as general & administrative expense on its Statement of Operations.

As of September 12, 2008 the Company executed and extension to it November 28, 2007 Advisory Services Agreement with MDB Capital Group LLC (MDB.) The Company also has a money market account with MDB, invested in short-term federal securities, with a balance of approximately $2,880,000 at December 31, 2008.
This extension expired on December 31, 2008. Christopher A. Marlett is the Chief
Executive Officer and a director of the Company and the Chief Executive Officer and chairman of MDB. Robert Levande is Secretary and a director of the Company and a managing director of MDB. The only amount paid by the Company to MDB has been a $25,000 advance payment against reimbursable expenses in December 2007.
The advance payment is reported as an other current asset on the Company's
Balance Sheet.


Item 14.          Principal Accountant Fees and Services

Audit Fees
All audit related fees are approved by the Board of Directors. The Board of Directors has considered whether the provisions of such services, including non-audit services, by the Company's Independent Registered Public Accounting
Firm is compatible with maintaining their independence and has concluded that it is. The following table sets forth the Company's aggregate fees billed by its Independent Registered Public Accounting Firms for each of the last two fiscal years for the categories of services indicated.

     Category                                          2008               2007
     --------                                          ----               ----

                                                      $112,400          $ 55,200
Audit Fees (1)

Audited Related Fees(2)                                  none           none

Tax fees (3)                                             5,100            16,000

All Other Fees                                           none           none
                                                      --------          --------
                                                      $117,500          $ 71,200
                                                      ========          ========




     (1) Consists of the Company estimates of the aggregate fees billed by its Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company's annual financial statements on Form 10 -K for fiscal year 2008 and 10-KSB for fiscal years 2007 and 2006 the review of the Company's quarterly financial statements on Form 10-Q for periods during 2008 and Form
          10-QSB for periods during 2007 and 2006 and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

     (2) Includes audit services provided in connection with accounting consultations and internal control reviews.

     (3) Consists of professional services rendered for tax compliance, tax advice, and tax planning.


Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II hereof.


2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II hereof.


3. Exhibits

The following exhibits are filed pursuant to Item 601 of Regulation S-K. The numbers set forth below opposite the description of each exhibit correspond to the Exhibit Table of Item 601 of Regulation S-K.


Exhibit      Description
-------      -----------

3.1          Amended and Restated Certificate of Incorporation of the Registrant, as amended. (7)
3.2          By-laws of the Registrant, as amended. (1)

3.2
3.3          Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1          Form of Warrant issued to the underwriters for the Registrant's initial public offering in November
             1996. (2)
4.2          Form of Warrant Agreement relating to the Registrant's Redeemable Common Stock Purchase Warrants. (2)
4.3          Specimen Common Stock Certificate. (2)
4.4          Form of Stock Purchase Agreement between investors and Company, dated April 18, 2008 (9)
4.5          Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.6          1998 Stock Option Plan. (5)
4.7          Employee Stock Purchase Plan. (5)
4.8          Common Stock Purchase Warrant issued by the Registrant to  International  Business  Machines  Corporation
             ("IBM"), dated February 6, 1991, as amended (included as Exhibit J to Exhibit 10.5 herein). (2)
4.9          Stockholders' Agreement between the Founders of the Registrant and IBM, dated February 6, 1991 as amended. (2)
4.10         Common Stock Purchase  arrant issued by the Registrant to IBM, dated December 21, 1995 (included as
             Exhibit I to Exhibit 10.5 herein). (2)





Exhibit      Description
-------      -----------

4.11         Registration Rights Agreement among the Registrant, IBM, John N, Kapoor Trust ("Kapoor"),  EJ Financial
             Investments V, L.P. ("EJ Financial"),  Keystone, Sutter Health and Sutter Health VP, dated as of December
             21, 1995 (included as Exhibit G to Exhibit 10.5 herein). (2)
4.12         Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (3)
4.13         Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (3)
4.14         2000 Stock Award Plan. (2)
4.15         2000 Long Term Performance Plan. (2)
10.1         Loan and Warrant Purchase Agreement between the Registrant and IBM, dated as of February 6, 1991. (2)
10.2         License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.3         Investors Agreement among the Registrant, IBM, Wendy Shelton-Paul Trust, William Bargar, Brent
             Mittelstadt, Peter Kazanzides, Kapoor, Sutter Health, Sutter Health VP, and EJ Financial, dated as of
             December 21, 1995. (2)
10.4         Employment Agreement between the Registrant and Ramesh Trivedi, dated December 8, 1995. (2)
10.5         License Agreement between the Registrant and IBM, dated February 4, 1991. (2)
10.6         Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.7         Asset Purchase Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4,
             2006.(8)
10.8         Loan Agreement and Secured Promissory Note by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (8)
10.9         Security Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (7)
14.1         Code of Ethics (6)
16.1         Letter on change in certifying accountant, dated as of May 8, 2007 (11)
16.2         Letter on change in certifying accountant, dated as of July 18, 2008 (12)
23.0         Consent of Raiche Ende Malter & Co. LLP, independent registered public accounting firm*
23.1         Consent of Singer Lewak LLP, independent registered public accounting firm*
31.1         Certification Pursuant to Exchange Act  Rule 13a-14(a) of Christopher A. Marlett *
31.2         Certification Pursuant to Exchange Act  Rule 13a-14(a) of Michael J. Tomczak*
32.1         Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*
32.2         Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Michael J. Tomczak*


--------------
* Filed Herewith
(1)   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(3)   Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(4)   Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-9207), declared effective on November 20, 1996.
(5)   Incorporated  by  reference  to the  Registrant's  Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
(6)   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(7)   Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(8)   Incorporated by reference to the Registrant's Interim Report on Form 10-Q for the quarterly period ended June 30, 2008.
(9)   Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 5, 2007.
(10)  Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 26, 2007.
(11)  Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 10, 2007.
(12)  Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 21, 2008.


                                                             19

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Integrated Surgical Systems, Inc.


                           By: /s/ Christopher A. Marlett
                               -------------------------------------------------
                                   Christopher A. Marlett
                                   (Principal Executive Officer)


Dated: March 30, 2009



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


        Signature                              Title
        ---------                              -----

/s/ CHRISTOPHER A. MARLETT          Chief Executive Officer and Director
----------------------------        (Principal Executive Officer)
Christopher A. Marlett

Date: March 30, 2009


/s/ MICHAEL J. TOMCZAK              Chief Financial Officer and Director
----------------------------        (Principal Financial and Accounting Officer)
Michael J. Tomczak

Date: March 30, 2009


/s/ ROBERT M. LEVANDE               Secretary and Director
----------------------------
Robert M. Levande

Date: March 30, 2009


/s/ PETER B. MILLS                  Director
----------------------------
Peter B. Mills

Date: March 30, 2009

                        Integrated Surgical Systems, Inc.
                          Index to Financial Statements





                                                                            PAGE
                                                                            ----



Report of Raich Ende Malter & Co. LLP, Independent
Registered Public Accounting Firm, for the Year Ended
December 31, 2007                                                         F - 2

Report of SingerLewan LLP, Independent Registered
Public Accounting Firm, for the Year Ended December 31, 2008              F - 3

Balance Sheets at December 31, 2008 and 2007                              F - 4

Statements of Operations for the Years Ended
   December 31, 2008 and 2007                                             F - 5

Statements of Stockholders' Equity
   for the Years Ended December 31, 2008 and 2007                         F - 6

Statements of Cash Flows for the Years Ended
   December 31, 2008 and 2007                                             F - 7

Notes to Financial Statements                                             F - 8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

     We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                                /s/  Raich Ende Malter & Co. LLP
                                                --------------------------------
                                                     Raich Ende Malter & Co. LLP


New York, New York
March 31, 2008

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.



We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Integrated Surgical Systems, Inc.'s internal control over financial reporting as of December 31, 2008, included in the Annual Report under Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.


Los Angeles, California

March 30, 2009


                                            Integrated Surgical Systems, Inc.
                                                      Balance Sheets

                                                                                     As at December 31,
                                                                                 2008                   2007
                                                                            -----------------------------------
Current assets:
    Cash and cash equivalents                                               $  3,322,358           $  3,099,199
    Investment in available-for-sale  securities                               1,116,151                   --
    Other current assets                                                          62,822                 51,333
                                                                            -----------------------------------
Total current assets                                                           4,501,331              3,150,532
Other assets                                                                        --                   25,000
                                                                            -----------------------------------
Total assets                                                                $  4,501,331           $  3,175,532
                                                                            ===================================

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                        $      4,951           $      4,951
    Accrued liabilities                                                            3,000                 10,782
    Accrued stock compensation                                                    34,066                   --
    Income taxes payable                                                             800                 31,482
    Deferred rent - current portion                                               22,379                 41,966
                                                                            -----------------------------------
Total current liabilities                                                         65,196                 89,181

Rent deposit                                                                       8,175                   --
Deferred rent - noncurrent                                                        23,185                220,824
                                                                            -----------------------------------
Total liabilities                                                                 96,556                310,005

Convertible preferred stock, $0.01 par value,
    1,000,000 shares authorized;
    168 shares issued and outstanding ($168,496 aggregate
    liquidation value)                                                           168,496                168,496

Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized;
        7,474,894 and 4,578,500 shares issued and outstanding  at                 74,749                 45,785
        December 31 2008 and 2007, respectively
    Additional paid-in capital                                                64,101,448             62,419,665
    Accumulated deficit                                                      (59,943,265)           (59,768,419)
    Accumulated other comprehensive income                                         3,347                   --
                                                                            -----------------------------------
Total stockholders' equity                                                     4,236,279              2,697,031
                                                                            -----------------------------------

Total liabilities and stockholders' equity                                  $  4,501,331           $  3,175,532
                                                                            ===================================


See accompanying notes to financial statements.




                                             Integrated Surgical Systems, Inc.
                                                 Statements of Operations


                                                                                   Year Ended December 31,
                                                                                2008                      2007
                                                                            -------------------------------------
Continuing operations
     General and administrative expenses                                    $   243,032               $   199,300

Interest income, net                                                             74,325                    53,555
                                                                            -------------------------------------

Loss from continuing operations before taxes                                   (168,707)                 (145,745)
                                                                            -------------------------------------
Income Taxes                                                                        800                      --
                                                                            -------------------------------------
Loss from continuing operations                                                (169,507)                 (145,745)

Discontinued Operations:
     Income (loss) from operations of discontinued
     segment                                                                       --                  (1,273,836)
     Net gain on sale of assets                                                    --                   6,376,137
     Income tax expense                                                          (5,339)                  (30,000)
                                                                            -------------------------------------

Gain (loss) from discontinued operations                                         (5,339)                5,072,301
                                                                            -------------------------------------

Net income (loss)                                                           $   174,846               $ 4,926,556
                                                                            =====================================

Basic net income (loss) per common share
     Continuing operations                                                  $     (0.03)              $     (0.03)

     Discontinued operations                                                $      --                 $      1.11
                                                                            -------------------------------------
                                                                            $     (0.03)              $      1.08
                                                                            =====================================
Diluted net income (loss) per common share
     Continuing operations                                                  $     (0.03)              $     (0.03)
     Discontinued operations                                                $      --                 $      0.96
                                                                            -------------------------------------
                                                                            $     (0.03)              $      0.93
                                                                            =====================================
Weighted average number of shares outstanding:

   Basic                                                                      6,556,911                 4,578,500
                                                                            =====================================

   Diluted                                                                    6,556,911                 5,280,567
                                                                            =====================================


See accompanying notes to financial statements.





                                                   Integrated Surgical Systems, Inc.
                                                  Statements of Stockholders' Equity


                                                                                        Accumulated
                                                                          Additional      Other                        Total
                                             Common Stock                  Paid-in    Comprehensive  Accumulated       Stockholders'
                                               Shares         Amount       Capital        Income       Deficit     (Deficit)/Equity
                                          -----------------------------------------------------------------------------------------

Balance at December 31, 2006                  4,578,500   $     45,785   $ 62,398,269   $       --     $(64,694,975)   $ (2,250,921)

 Employee stock options                            --             --           15,890           --             --            15,890
Stock-based compensation                           --             --            5,506           --             --             5,506

       Net income                                  --             --             --             --        4,926,556       4,926,556
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 2007                  4,578,500         45,785     62,419,665           --      (59,768,419)      2,697,031

    Sale of common stock, net of              2,896,394         28,964           --             --        1,691,742
       offering costs                         1,662,778
    Stock-based compensation                       --             --           19,005           --             --            19,005
   Unrealized gain on investment in                --             --             --            3,347           --             3,347
       securities

     Net loss                                      --             --             --             --         (174,846)       (174,846)
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 2008                  7,474,894   $     74,749   $ 64,101,448   $      3,347   $(89,943,265)   $  4,236,279
                                           ========================================================================================



See accompanying notes to financial statements.





                                               Integrated Surgical Systems, Inc.
                                                  Statements of Cash Flows


                                                                              For the Year Ended December 31,
                                                                                2008                  2007
                                                                            ----------------------------------
Continuing operations
Cash flows from continuing operating activities                             $  (169,507)           $  (145,745)

Loss from continuing operations
Adjustments to reconcile net loss from continuing operations to cash used in continuing operating activities:
          Stock-based compensation                                               19,005                 21,396
          Stock  compensation                                                    34,066                   --
          Changes in assets and liabilities
             Other current assets                                                13,511                (51,333)
             Other assets                                                          --                  (25,000)
             Accrued liabilities                                                 (7,782)                  --
             Other current liabilities                                             --                 (444,408)
             Income taxes payable                                               (30,682)                  --
             Rent deposit received                                                8,175                   --
             Deferred rent payable                                             (217,226)               262,790
                                                                            ----------------------------------

Cash used in continuing operating activities                                   (350,440)              (382,300)
                                                                            ----------------------------------

Cash flows from continuing investing activities
             Purchase of fixed income securities                             (1,112,804)                  --
                                                                            ----------------------------------

Cash provided by (used in) continuing investing activities                   (1,112,804)                  --

Cash flows from continuing financing activities

          Proceeds from sale of common stock                                  1,750,000                   --

          Offering costs                                                        (58,258)                  --
                                                                            ----------------------------------

Cash provided by continuing financing activities                              1,691,742                   --

Cash provided by continuing operations                                          228,498                   --
                                                                            ----------------------------------

Discontinued operations
          Net cash used in discontinued operating activities                      5,339             (2,320,400)
          Net cash provided by discontinued investing activities                   --                3,474,631
          Net cash provided by discontinued financing activities                   --                1,000,000
                                                                            ----------------------------------
Net cash provided by discontinued operations                                      5,339              2,154,231
                                                                            ----------------------------------

Net increase in cash                                                            223,159              1,771,931

Cash at beginning of period                                                   3,099,199              1,327,268
                                                                            ----------------------------------

Cash at end of period                                                       $ 3,322,358            $ 3,099,199
                                                                            ==================================

Supplemental disclosures of cash flow information:

    Income taxes paid                                                       $    35,339            $      --

    Unrealized gain on available-for-sale securities                        $     3,347            $      --


See accompanying notes to financial statements.




                        Integrated Surgical Systems, Inc.
                          Notes to Financial Statements


1.  Organization and Operations

Integrated Surgical Systems, Inc. (the "Company") was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. The Company's products were authorized to be sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand,
Switzerland and South Africa.

On June 28, 2007, upon the sale of substantially all of its assets, the Company became inactive. As a result, all the Company's operations from January 1, 2007 through June 28, 2007 have been classified as discontinued operations.

On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company is unable to complete an acquisition or similar transaction within one year of the sale of its assets. At the same time, our stockholders granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or our stockholders. The Board of Directors decided it is in the best interest of the Company and its stockholders to not liquidate.


2.  Basis of Presentation

The accompanying financial statements reflect the operating results and financial position of the Company in accordance with accounting principles generally accepted in the United States of America.


3.  Significant Accounting Policies

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:
Reclassifications have been made to prior years' financial statement presentation to conform to the current year presentation. Deferred offering costs have been reclassed to other assets.



Cash and cash equivalents:
Such assets include savings account, checking account and money market account held in three financial institutions. The Company has a checking account and savings accounts at one institution with combined balances of approximately
$391,000 at December 31, 2008. The Company has a savings account in another financial institution with a balance of $48,000 at December 31, 2008. These accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has a money market account in a brokerage account with a third financial institution, invested in short-term federal securities, with a balance of approximately $2,883,000 at December 31, 2008. The funds in the money market at this institution are guaranteed by the Securities Investor Protection Corporation (SIPC) up to $500,000. The Company had total uninsured funds at December 31, 2008 of $2,524,000.

Investment in Available-for-Sale Securities:
The Company has a portfolio of investments, which is accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity
Securities." in available-for-sale debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. These fixed income debt securities are classified as available-for-sale.
Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders' equity.

Stock-Based Compensation:
Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with SFAS No. 123 (R) "Share-Based Payment.". The value of warrants and options are calculated using a Black-Scholes Model, using the market price of our common stock on the date of issuance, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of our common stock.
The Company expects the options to fully vest and the forfeiture rate to be zero.

Stock-based costs with future service periods are recognized as options vest over its service period.

Research and Development
Research and development costs had been expensed as incurred. Grants received from third parties for research and development activities had been recorded as reductions of research and development expense over the term of the agreement as the related activities were conducted.

Research and development expenses were $0 and $677,403 for the years ended
December 31, 2008 and 2007, respectively.

Income Taxes:
Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.




Effective January 1, 2007, the Company adopted the provisions of Financial
Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN
48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company's policy is to classify expenses as a result of income tax assessments, as interest expense for interest charges and as penalties in general and administrative expenses for penalty assessments.


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

Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value
Measurements", ("SFAS 157") defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company has elected a deferral of full implementation of SFAS 157 in accordance with Statement of Financial Accounting Standards Board Staff Position No. 157-2 which defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

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





Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159 without any effect. As permitted by SFAS 159 we have elected to not use the fair value option to measure our available-for-sale securities and will continue to report under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity
Securities." We have made this election because the nature of our assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative and
Hedging Activities." SFAS 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

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


4.  Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period plus dilutive common stock equivalents, using the treasury stock method.

For the year ended December 31, 2007 dilutive common stock equivalents were convertible preferred stock of 660,769 shares. Convertible preferred stock of 707,966 shares would have been dilutive if the Company did not have a net loss for the year ended December 31, 2008.

A warrant for 30,000 shares and stock options of 162,950 and 63,050 were excluded from the calculation of loss per share for the years ended December 31, 2008 and 2007, respectively, because their effect was anti-dilutive.


5.  Gain on Sale of Assets/Discontinued Operations

On June 28, 2007, the Company sold substantially all of its assets in exchange for $4,000,000 in cash, plus the cancellation of a note payable in the amount of $3,700,000 and accrued interest thereon of $234,462.

The gain on sale of assets consisted of the following:

   Proceeds
         Cash                                             $ 4,000,000
         Cancellation of indebtedness                       3,934,462
                                                          -----------
              Total proceeds                                7,934,462

Net book value of assets sold                                (801,007)
Employee retention incentives (a)                            (486,385)
Present value of net future lease payments (b)               (250,376)
Legal expenses                                                (20,557)
                                                           ----------

           Gain on sale of assets (c)                      $6,376,137
                                                           ==========

In connection with the sale:

               (a) Certain employees of the Company received payments to remain with the Company until the closing date to affect an orderly transfer of assets to the purchaser.

               (b) The purchaser has agreed to sublease the Company's space for the remainder of the lease term (Note 13). The Company has accrued the present value of the rent for the balance of the lease term, net of the rent to be received under the sublease.



               (c) Before the utilization of the Company's net operating loss carryforwards for Federal and State purposes, the Company's income taxes on the gain were approximately $30,000.


6.  Investment in Available-for-Sale Securities

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2008:

                                                 Unrealized      Unrealized
                                    Cost           Gains           Losses       Fair Value
                               ===========================================================

U.S. federal agency
securities                     $1,112,804      $     3,409     $        (62)    $1,116,151

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of December 31, 2008, are as follows:

                                                                                      Fair
                                                            Cost                      Value
                                                         -------------------------------------

Due within one year                                      $     --                   $     --
Due after one year through three years                      877,007                    880,289
Due after three years                                       235,797                    235,862
Mortgage-backed securities                                     --                         --
                                                         ----------                 ----------
                                                         $1,112,804                 $1,116,151
                                                         ==========                 ==========

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The Company intends to be opportunistic with the purchase and sale of its debt securities and expects all the securities to be sold or called during the year ended December 31, 2009. Therefore, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.


7.  Common Stock

Effective July 26, 2007, the Company declared a 1-for-10 reverse stock split of its outstanding shares of common stock. All share and per share amounts have been restated for the split.

On April 25, 2008, the Company sold an aggregate of 2,896,394 shares of common stock at $0.6042 per share, for an aggregate purchase price of $1,750,000. The
Company incurred $58,258 of expenses in connection with the offering. Certain of the investors are directors and affiliated with the Company's advisory services firm that has provided investment banking services.




8. Convertible Preferred

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

As of December 31, 2008 and 2007, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock ("Series
G").

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

For the years ended December 31, 2008 and 2007, no shares of Series G were converted into shares of common stock. At December 31, 2008 and 2007, the outstanding Series G shares could have been converted into a minimum of 707,966 and 660,769 shares of common stock, respectively.

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


9. Stock-based compensation

The Company currently has a stock option plan to attract, motivate and retain selected officers, employees, directors and consultants under which incentive or non-incentive options may be granted, generally for a term of ten years from the date of grant. Exercise prices of incentive stock options may not be less than 100% and exercise prices of non-statutory stock options may not be less than 85%





of the fair market value of the common stock on the date of the grant. For persons owning 10% or greater of the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant. Both plans are administered by the Company's board of directors.

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company's financial statements for the year ended December 31, 2008.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of December 31, 2008 the plan had expired therefore, no options were available for future grant. At December 31, 2007, the 1998 plan had 22,857 options available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of December 31, 2008 and December 31, 2007, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans. For the year ended December 31, 2008, option activity was as follows:
                                                               Weighted-Average
                                     Shares                                    Remaining              Aggregate
                                                    Exercise Price         Contractual Term         Fair Value
                                   ------------ ------------------------ ---------------------- ---------------------

Outstanding at beginning of year        63,050             $  3.04
Granted                                100,000             $  0.38
Expired and forfeited                    2,050             $ 36.21
Exercised                                    -             $     -
                                   ------------ ------------------------ ---------------------- ---------------------
Outstanding at end of year              161,000            $   0.97               4.09                 $43,335
                                   ============

Exercisable at end of year               61,000            $   1.92               1.26                 $13,215
                                   ============





The Company expects options for 100,000 shares of common stock will vest during the year ended December 31, 2009.

For the year ended December 31, 2008, there were options for 100,000 shares of common stock that were granted outside of either of the Company's stock option plans.

The weighted-average grant-date fair vale of options granted during the years
2008 and 2007 were $0.30 and $0.26, respectively. The Company's stock options have no intrinsic value as of December 31, 2008 and 2007.

For the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense, related to its stock options, of $ 19,005 and $ 21,396 respectively, which is included in general and administrative expenses.

As of December 31, 2008, a summary of options outstanding was as follows:

   Range of        Weighted-Average            Number        Weighted-Average        Number       Weighted-Average
Exercise Price   Remaining Contractual     Outstanding at     Exercise Price     Exercisable at    Exercise Price
                     Life (Years)             12/31/08                              12/31/08
--------------- ------------------------ ------------------- ------------------ ----------------- ----------------
0.00-9.99                 4.2                 158,000              $0.36             58,000             $0.34
10.00-30.99               1.1                   1,500              29.17              1,500             29.17
31.00-37.00               0.2                   1,500              36.04              1,500             36.04
                          ---                 -------              -----             ------             -----
                          4.3                 161,000              $0.97             61,000             $1.92
                          ===                 =======              =====             ======             =====

The following is a summary of the status of the Company's non-vested shares as of December 31, 2008, and changes during the year ended December 31, 2008:

                                                         Weighted-Average
                                                          Grant-Date Fair
Non-vested Shares                            Shares          Value
-------------------------------------------------------------------------

Non-vested at beginning of year               50,000                $0.26
Granted                                      100,000                 0.30
Expired and Forfeited                              -                    -
Vested                                        50,000                 0.26
-------------------------------------------------------------------------

Non-vested at end of year                    100,000                $0.30

Stock-based compensation expense of $26,000 will be recognized for non-vested options at December 31, 2008 in the amount of $26,000 during the year ended
December 31, 2009.



The following weighted average assumptions were used for the Black-Scholes valuation of the stock granted for the years ended December 31,:

                                                                2008            2007
                                                               ------------------------

        Risk-free interest rate                                   3.11%          4.58%
        Expected life of options                                5 years        5 years
        Annualized volatility                                   108.95%        110.50%
        Dividends                                                  -               -
        Discount for post-vesting restrictions                     -               -
                                                               ========================

During the year ended December 31, 2008, the Company granted non-qualified stock options to each of its directors to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.38. During the same period, the Company finalized its plan to compensate two of its directors with common stock in lieu of cash compensation. The number of shares to be issued as compensation will be based upon the equivalent cash compensation accrued divided by the closing stock price on March 31, 2009. The Company recorded stock-based compensation related to this common stock for the year ended December 31, 2008 of $34,066. The non-vested stock-based compensation for this common stock at December 31, 2008 was $12,500 which is expected to be recognized as stock-based compensation expense in the first three months of fiscal year 2009.


10. Income Taxes

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

As of December 31, 2008, the Company had net operating loss (NOL) carryforwards of approximately $51,000,000 which expires between 2009 and 2028.

As of December 31, 2008, the Company had State NOL carryforwards of approximately $1,000,000 which expires between 2015 and 2018.

As of December 31, 2008, realization of the Company's net deferred tax asset of approximately $18,603,000 was not considered more likely than not, and accordingly, a valuation allowance of $18,603,000 has been provided. For the year ended December 31, 2008, the valuation allowance decreased by $1,003,000.

As of December 31, 2008, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Federal and state income tax returns for the years ended
December 31, 2007, 2006 and 2005 are subject to review by the taxing authorities.




As of December 31, 2008 and 2007, significant components of deferred tax assets consisted of the following:

                                                     2008              2007
                                                --------------------------------

Net operating loss                              $ 17,317,000       $ 18,300,000
Research and development credit                    1,243,000          1,200,000
Deferred rent                                         14,000            100,000
Stock-based compensation                              29,000              6,000
                                                ------------       ------------

                                                  18,603,000         19,606,000
Less valuation allowance                         (18,603,000)       (19,606,000)
                                                ------------       ------------
Net Deferred Tax                                $       --         $       --
                                                ============       ============

For the years ended December 31, 2008 and 2007, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

                                                        2008           2007
                                                    ---------------------------

Federal expense expected at statutory rate          $   (57,632)    $ 1,666,000
State income taxes, net of Federal                       (9,249)        290,000
benefit
State alternative minimum tax                               --           30,000
Other                                                       654         200,000
Change in valuation allowance                            67,027      (2,156,000)
                                                    -----------     -----------


Effective Income Tax                                $       800     $    30,000
                                                    ===========     ===========


11. Related Party Transactions

In July, 2008, the Company retained an accounting firm in which an officer and director is a partner to perform accounting and administrative services. During the year ended December 31, 2008, the Company paid this firm $13,486.




In September 2008, the Company extended its November, 2007 Investment Banking
Advisory Services agreement to December 31, 2008. The Company paid a reimbursable expense advance of $25,000 in December 2007 as part of this agreement. There have been no other payments or fees earned as a result of this agreement. The Company also has a money market account with this financial institution, invested in short-term federal securities, with a balance of approximately $2,880,000 at December 31, 2008. The Chief Executive Officer and director of the Company is the Chief Executive Officer and director of the financial institution. Another officer and director of the Company is a managing director of the same financial institution.


12. Fair Value Measurement

The Company has recorded a deferred rent liability in accordance with SFAS No.
146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS
146") and SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). The change in fair value of the deferred rent liability during the year ended December 31, 2008, was $217,226 resulting in a liability of $45,564. The amount of the liability was calculated based on the net present value technique using an interest rate of 4.58%. The interest rate is based upon the three-year
Treasury-Bill rate as of July 2007. The change was due to a new sublease agreement with a company to rent office space from the Company.


13. Commitments and Contingencies

Product Liability Insurance

The Company is currently self-insured for product liability insurance. The
Company is not aware of any current product liability claims.

Lease

As of December 31, 2008, the Company was committed for future minimum rent under the lease for their former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010. The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company's continuing operations. The minimum payments are as follows:

                                        Sublease
                                     net of sublease
                                        subsidy
                       Lease            payments           Net
                     --------------------------------------------

       2009          $ 95,175          $ 71,175          $ 24,000
       2010            97,875            73,875            24,000
                     --------          --------          --------
                     $193,030          $145,050          $ 48,000
                     ========          ========          ========





Other

The Company is subject to claims arising in the ordinary course of business. On
January 8, 2009, a complaint was filed in Superior Court of California, County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company believes the demands are totally without merit and intends to vigorously defend the complaint. There are no other current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operations or cash flows.


                                      F-20