Form 10-Q
period 2009-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2009-05-14
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2009

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-12471


                        INTEGRATED SURGICAL SYSTEMS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               68-0232575
               --------                               ----------
    (State or Other Jurisdiction of        (IRS Employer Identification No.)
     Incorporation or Organization)

     401 Wilshire Blvd., Suite 1020
       Santa Monica, California                          90401
     ------------------------------                      -----
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

As of May 14, 2009 there were 7,474,894 shares of the registrant's common stock outstanding.

                        Integrated Surgical Systems, Inc.
                                    Form 10-Q
                    for the three months ended March 31, 2009
                                Table of Contents


                                                                            Page
                                                                            ----
Part I. Financial Information
        Item 1.  Financial Statements                                          2

                 Balance Sheets at March 31, 2009 (unaudited) and
                 December 31, 2008 (audited)                                   2

                 Statements of Operations (unaudited) for the three
                 months ended March 31, 2009 and 2008                          3

                 Statement of Stockholders' Equity (unaudited) for
                 the three months ended March 31, 2009                         4

                 Statements of Cash Flows (unaudited) for the three
                 months ended March 31, 2009 and 2008                          5

                 Notes to Financial Statements (unaudited)                     6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          13

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk   15

        Item 4T. Controls and Procedures                                      15

Part II. Other Information

        Item 1.  Legal Proceedings                                            16

        Item 6.  Exhibits                                                     16

Signatures                                                                    18

Certifications                                                                19


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  Integrated Surgical Systems, Inc.
                                           Balance Sheets
Assets                                                                    March 31,      December 31,
                                                                            2009            2008
                                                                         (Unaudited)      (Audited)
                                                                        ------------    ------------
Current assets:
    Cash                                                                $  3,496,720    $  3,322,358
    Investment in available-for-sale securities                              871,390       1,116,151
    Other current assets                                                      49,575          62,822
                                                                        ------------    ------------
Total current assets                                                       4,417,685       4,501,331
                                                                        ------------    ------------

Total assets                                                            $  4,417,685    $  4,501,331
                                                                        ============    ============


Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                    $     26,345    $      4,951
    Accrued liabilities                                                       13,235           3,000
    Accrued stock compensation                                                46,566          34,066
    Income taxes payable                                                        --               800
    Deferred rent - current portion                                           22,636          22,379
                                                                        ------------    ------------
Total current liabilities                                                    108,782          65,196

Rent deposit                                                                   8,175           8,175
Deferred rent - noncurrent                                                    17,428          23,185
                                                                        ------------    ------------
Total liabilities                                                            134,385          96,556

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized;
        168 shares issued and outstanding ($168,496 aggregate
        liquidation value)                                                   168,496         168,496


Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized;
        7,474,894 shares issued and outstanding                               74,479          74,749
    Additional paid-in capital                                            64,108,978      64,101,448
    Accumulated deficit                                                  (60,068,363)    (59,943,265)
    Accumulated other comprehensive income                                      (560)          3,347
                                                                        ------------    ------------
Total stockholders' equity                                                 4,114,804       4,236,279
                                                                        ------------    ------------

Total liabilities and stockholders' equity                              $  4,417,685    $  4,501,331
                                                                        ============    ============


See accompanying notes to financial statements.


                        Integrated Surgical Systems, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                    Three Months ended March 31,
                                                         2009           2008
                                                     -----------    -----------
Operating expenses:
     General and administrative expenses             $   133,420    $   159,587
Realized loss on available-for-sale securities              (615)          --
Interest income, net                                       9,737         18,141
                                                     -----------    -----------

Loss from operations before income taxes
                                                        (124,298)      (141,846)

Income taxes                                                 800           --
                                                     -----------    -----------

Net Loss                                             $  (125,098)   $  (141,846)
                                                     ===========    ===========

Basic net income (loss) per common share             $     (0.02)   $     (0.03)
                                                     ===========    ===========

Diluted net income (loss) per common share           $     (0.02)   $     (0.03)
                                                     ===========    ===========

Weighted average number of shares outstanding:
   Basic                                               7,474,894      4,578,500
                                                     ===========    ===========
   Diluted                                             7,474,894      4,578,500
                                                     ===========    ===========




See accompanying notes to financial statements.


                                                 Integrated Surgical Systems, Inc.

                                                 Statement of Stockholders' Equity


                                                                                      Accumulated
                                                 Common Stock           Additional       Other                           Total
                                         ---------------------------     Paid-in     Comprehensive    Accumulated     Stockholders'
                                            Shares         Amount        Capital         Income         Deficit     (Deficit)/Equity
                                         ------------   ------------   ------------   ------------    ------------  ----------------


Balance at December 31, 2008 (audited)      7,474,894   $     74,749   $ 64,101,448   $      3,347    $(59,943,265)   $  4,236,279

   Stock-based compensation (unaudited)          --             --            7,530           --              --             7,530
   Unrealized loss on investment in
   available-for-sale securities
   (unaudited)                                   --             --             --           (3,907)           --            (3,907)

     Net loss (unaudited)                        --             --             --             --          (125,098)       (125,098)
                                         ------------   ------------   ------------   ------------    ------------    ------------


Balance at March 31, 2009 (unaudited)       7,474,894   $     74,749   $ 64,108,978   $       (560)   $(60,068,363)   $  4,114,804
                                         ============   ============   ============   ============    ============    ============







See accompanying notes to financial statements.


                             Integrated Surgical Systems, Inc.
                                 Statements of Cash Flows
                                        (Unaudited)

                                                                Three Months ended March 31,
                                                                    2009           2008
                                                                 -----------    -----------

Cash flows from operating activities
Loss from operations                                             $  (125,098)   $  (141,846)
Adjustments to reconcile net loss from operations to cash flow used in operating activities:
          Stock-based compensation                                     7,530          3,304
          Changes in assets and liabilities
             Other current assets                                     13,247         19,250
             Accounts payable                                         21,394           --
             Accrued liabilities                                      10,235         79,033
             Accrued stock compensation                               12,500           --
             Income taxes payable                                       (800)       (30,000)
             Deferred rent payable                                    (5,500)         3,020
                                                                 -----------    -----------
Cash used in operating activities                                    (66,492)       (67,239)
                                                                 -----------    -----------

Cash flows from investing activities
             Purchase of available-for-sale securities              (544,146)          --
             Sale of available-for-sale securities                   785,000           --
                                                                 -----------    -----------
Cash provided by investing activities                                240,854           --

Cash flows from financing activities
          Offering cost                                                 --          (38,046)
                                                                 -----------    -----------

Cash used by financing activities                                       --          (38,046)

Net increase (decrease) in cash                                      174,362       (105,285)

Cash at beginning of period                                        3,322,358      3,099,199
                                                                 -----------    -----------

Cash at end of period                                            $ 3,496,720    $ 2,993,914
                                                                 ===========    ===========


Supplemental disclosures of cash flow information:

       Income taxes paid                                         $     1,600    $    30,000

       Unrealized loss on available-for-sale securities          $    (3,907)   $      --


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

On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company was unable to complete an acquisition or similar transaction within one year of the sale of its assets. At the same time, our stockholders granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or our stockholders. The Board of Directors decided it is in the best interest of the Company and its stockholders to not liquidate.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2009 and results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its results of operations and financial condition.

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

In April 2009, the FASB issued Staff Position ("FSP FAS") No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments." The provisions of FSP FAS No. 115-2 are effective for interim and fiscal years ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009. The Company does not currently expect the adoption of FSP FAS No. 115-2 to have a material effect on its results of operations and financial condition.

In April 2009, the FASB issued FSP FAS No. 157-4. "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly." The provisions of FSP FAS No. 157-4 are effective for interim and fiscal years ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009. The Company does not currently expect the adoption of FSP FAS No. 157-4 to have a material effect on its results of operations and financial condition.

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

Convertible preferred stock of 660,769 and 650,363 shares would have been dilutive if the Company did not have a net loss for the three-month periods ended March 31, 2009 and 2008, respectively.

A warrant for 30,000 shares and stock options of 160,000 and 63,050 were excluded from the calculation of loss per share for the three month periods ended March 31, 2009 and 2008, respectively, because their effect was anti-dilutive.

4. Investment in Available-for-Sale Securities

The following is a summary of the Company's investment in available-for-sale securities as of March 31, 2009:

                                            Unrealized   Unrealized
                                   Cost        Gains       Losses     Fair Value
                                 ---------   ---------    ---------   ----------
U.S. federal agency securities
                                 $ 608,168   $   1,428    $    (547)   $ 609,048
Corporate securities               263,783         425       (1,866)     262,342
                                 ---------   ---------    ---------    ---------
  Total                          $ 871,951   $   1,853    $  (2,413)   $ 871,390
                                 =========   =========    =========    =========

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of March 31, 2009, are as follows:

                                                     Fair
                                           Cost      Value
                                         --------   --------
Due within one year                      $ 55,807   $ 55,998
Due after one year through three years    740,456    740,516
Due after three years                      75,688     74,877
                                         --------   --------
                                         $871,951   $871,390
                                         ========   ========

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The Company intends to be opportunistic with the purchase and sale of its debt securities and expects all the securities to be sold or called during the twelve-months ended March 31, 2010. Therefore, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

5. Common Stock

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

As of March 31, 2009 and December 31, 2008, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock ("Series G").

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

For the three months ended March 31, 2009 and the year ended December 31, 2008, no shares of Series G were converted into shares of common stock. At March 31, 2009 and December 31, 2008, the outstanding Series G shares could have been converted into a minimum of 660,769 and 707,966 shares of common stock, respectively.

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

7. Stock-based compensation

The Company currently has a stock option plan to attract, motivate and retain selected officers, employees, directors and consultants under which incentive or non-incentive options may be granted, generally for a term of ten years from the date of grant. Exercise prices of incentive stock options may not be less than 100% and exercise prices of non-statutory stock options may not be less than 85% of the fair market value of the common stock on the date of the grant. For persons owning 10% or greater of the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant. The plan is administered by the Company's board of directors.

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company's financial statements for the three months ended March 31, 2009.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of March 31, 2009 the plan had expired therefore, no options were available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of March 31, 2009 and December 31, 2008, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans. For the three months ended March 31, 2009, option activity was as follows:

                                                                  Remaining
                                              Weighted-Average   Contractual   Aggregate Fair
                                     Shares    Exercise Price       Term           Value
                                     ------    --------------       ----           -----
Outstanding at beginning of period   161,000      $  0.97
Granted                                 --        $   --
Expired and forfeited                  1,000      $ 36.25
Exercised                               --        $   --
                                     --------------------------------------------------------
Outstanding at end of period         160,000      $  0.75           3.90          $43,335

Exercisable at March 31, 2009         60,000      $  1.35           1.18          $13,215

The Company expects options un-vested at March 31, 2009 for 100,000 shares of common stock will vest during the year ended December 31, 2009.

For the three month periods ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense, related to its stock options, of $7,530 and $3,304 respectively, which is included in general and administrative expenses.

The Company's stock options have no intrinsic value as of March 31, 2009.

As of March 31, 2009 a summary of options outstanding under the plans was as follows:

                   Weighted-Average           Number                               Number
   Range of      Remaining Contractual     Outstanding at   Weighted-Average    Exercisable at   Weighted-Average
Exercise Price        Life (Years)            3/31/09       Exercise Price         3/31/09        Exercise Price
--------------        ------------            -------       --------------         -------        --------------
0.00-9.99                4.0                   158,000             $0.36             58,000             $0.34
10.00-30.99              0.8                     1,500             29.17              1,500             29.17
31.00-37.00              0.3                       500             35.63                500             35.63
                         ---                       ---             -----               ----             -----
                         3.9                   160,000             $0.75             60,000             $1.35
                         ===                   =======             =====             ======             =====

                                       10

The following is a summary of the status of the Company's non-vested shares as of March 31, 2009, and changes during the three month period ended March 31, 2009:

                                                    Weighted-Average
                                                       Grant-Date
Non-vested Shares                         Shares       Fair Value
-----------------------------------------------------------------------
Non-vested at beginning of period          100,000        $0.30
Granted                                       --            --
Expired and Forfeited                         --            --
Vested                                        --            --
-----------------------------------------------------------------------
Non-vested at end of period                100,000        $0.30


Stock-based compensation expense of $11,295 net of sublease subsidy payments will be recognized for non-vested options at Net March 31, 2009 during the remainder of the Lease year ended December 31, 2009.

During 2008, the Company agreed to compensate two of its directors with common stock in lieu of cash compensation. The number of shares was to be determined based upon the equivalent cash compensation accrued divided by the closing stock price on March 31, 2009. The closing stock price on March 31, 2009 was $0.39 resulting in compensation of 68,480 shares to each of the two directors. The shares are to be issued on or about June 1, 2009. The Company recorded stock-based compensation related to this common stock of $12,500 for the three-month period ended March 31, 2009.

8. Income Taxes

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company's financial statements.

9. Related Party Transactions

In July, 2008, the Company retained an accounting firm in which an officer and director is a partner to perform accounting and administrative services. During the three months ended March 31, 2009, the Company paid this firm $6,000.

The Company entered into an Investment Banking Advisory Services agreement in November, 2007. The Company extended this agreement in April 2009 (See Note 12). The Company advanced $25,000 to the Investment Banking firm in December 2007 for its expenses. The Company recorded $15,122 as general and administrative expense for the three months ended March 31, 2009 for legal expenses presented against this advance. The remaining $9,878 is recorded as an other current asset on the Company's Balance Sheet at March 31, 2009. This amount was repaid to the Company in April 2009. There have been no other payments or fees earned as a result of this agreement. The Company also has a money market account with this financial institution, invested in short-term federal securities, with a balance of $3,128,747 at March 31, 2009. The Chief Executive Officer and director of the Company is the Chief Executive Officer and director of the Investment Banking firm. Another officer and director of the Company is a managing director of the same Investment Banking firm.

10. Fair Value Measurement

The Company has recorded a deferred rent liability in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146") and SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). The change in fair value of the deferred rent liability during the three months ended March 31, 2009, was $5,500 resulting in a liability of $40,064. The amount of the liability was calculated based on the net present value technique using an interest rate of 4.58%. The interest rate is based upon the three-year Treasury-Bill rate as of July 2007.

11. Commitments and Contingencies

Lease

As of March 31, 2009, the Company was committed for future minimum rent under the lease for its former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010. The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company's continuing operations. The minimum payments are as follows:

                                                      Sublease
                                                  net of sublease
                                                      subsidy
                                            Lease     payments      Net
                                           --------   --------   --------

       April 1 through December 31, 2009   $ 71,550   $ 53,550   $ 18,000
       2010                                  97,875     73,875     24,000
                                           --------   --------   --------
                                           $169,425   $127,425   $ 42,000
                                           ========   ========   ========

Other

The Company is subject to claims arising in the ordinary course of business. On January 8, 2009, a complaint was filed in Superior Court of California, County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company has not recorded any amount as a liability on its balance sheet at March 31, 2009 for this claim. The Company believes the demands are totally without merit and intends to vigorously defend the complaint. There are no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operations or cash flows.

12. Subsequent Event

On April 15, 2009, the Company extended its November 28, 2007 agreement indefinitely, as modified by the September 12, 2008 amendment, with an advisory services firm to provide investment banking services. Certain officers and directors are affiliated with the Investment Banking firm. The agreement as modified may be terminated by either party upon 30-days written notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, projections and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "could," "would," "may," "on target," "envisions," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC.

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

Our operations are limited to raising additional funds to be used to maintain our public company status and for a business combination if a suitable candidate is located. Our stockholders approved the future liquidation of the Company if we were unable to complete an acquisition or similar transaction by June 28, 2008. Our stockholders also granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or our stockholders. The Board of Directors has decided it is in the best interest of the Company and its stockholders to not liquidate.

For the three months ended March 31, 2009, our general and administrative expenses consisted primarily of our continuing expenses to maintain our public company status, the cost to maintain a lease agreement for the facility we used while we were an operating company offset by a sublease for the same space. We retained the lease obligation as part of the sale of substantially of our assets. The sublease agreement provides for the sublessee to pay our lessor each month for the rent owed by us under our lease through December 31, 2010, the duration of the lease term. As an incentive to agree to the sublease, we have agreed to pay the sublessor $2,000 each month our rent is paid.

Results of Operations

Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009 and 2008 we had a net loss of $125,098 and $141,846, respectively. General and administrative expenses were $133,420 and $159,587 for the three months ended March 31, 2009 and 2008, respectively. Legal fees decreased by approximately $25,000 from the three months ended March 31, 2008 to March 31, 2009 due to an effort to control our costs. Net interest income was $9,737 and $18,141 for the three months ended March 31, 2009 and 2008, respectively. The decrease of approximately $8,000 was due to a general decline in interest rates and less funds in interest-bearing cash and securities.

Liquidity and Capital Resources

We believe our current cash position is adequate to carry out our plan.

At March 31, 2009 and December 31, 2008, our "quick ratio" (cash divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 32.14 and 50.96, respectively.

We anticipate that we will incur operating losses from continuing operations in the next twelve months, until we enter into a business combination or until our liquidation.

Cash used in operating activities was $66,492 and $67,239 for the three months ended March 31, 2009 and 2008, respectively. Cash used in operating activities for the three months ended March 31, 2009 was due primarily to our net loss from operations of $125,098 offset by adding back non-cash expenses of $20,030 a decrease in other current assets of $13,247, an increase in accounts payable of $21,394 and an increase in accrued liabilities of $10,265. Cash used in operating activities for the three months ended March 31, 2008 was primarily due to our net loss from operations of $141,846 and a decrease in income taxes payable of $30,000 offset by an increase in accrued liabilities of $79,033 and decrease in other current assets of $19,250.

Cash provided by investing activities for the three months ended March 31, 2009 of $240,854 was from the sale of available-for-sale securities of $785,000 offset by the purchase of available-for-sale securities of $544,146.

Cash used in financing activities for the three month period ended March 31, 2008 was $38,046 and was due to an increase in deferred offering cost related to the April 2008 sale of common stock.

We do not have any material commitments for capital expenditures.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, liquidity or capital resources that are material to our investors.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of the financial condition and results of operations are based upon the Company's unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in our annual financial statements in our Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. Our exposure to market risk is confined to our cash and available-for-sale investments that we expect to hold less than one year. The goals of our cash investment policy are the security of the principal invested and fulfillment of liquidity needs. We currently do not hedge interest rate exposure. Because of the short-term nature of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

As of March 31, 2009, we held $3,496,720 in money market, savings and checking accounts at three financial institutions. The Company has a checking account and savings accounts at one major banking institution with combined balances of $325,974 at March 31, 2009. The Company has a savings account in another major banking institution with a balance of $42,000 at March 31, 2009. These accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has a money market account in a brokerage account with a third financial institution, invested in fixed-income securities, with a balance of $3,128,746 at March 31, 2009. The funds in the money market at this institution are guaranteed by the Securities Investor Protection Corporation (SIPC) up to $500,000. The Company had total uninsured funds at March 31, 2009 of $2,704,719.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Changes in Internal Controls

There were no changes in internal control during the three-month period ended March 31, 2009. Management has not identified any matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard) in our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 8, 2009, a complaint was filed in Superior Court of California, County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company believes the demands are totally without merit and intends to vigorously defend the complaint. To the best of the Company's knowledge, there are no other proceedings or litigation currently threatened or proceeding against us or threatening us.

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


Dated:  May 14, 2009