Form 10-Q
period 2009-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2009-08-12
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-12471

                        INTEGRATED SURGICAL SYSTEMS, INC.
              -------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             68-0232575
            --------                                             ----------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

            401 Wilshire Blvd., Suite 1020
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

Large accelerated filer |_|                   Non-accelerated filer |_|
Accelerated filer |_|                         Smaller reporting company |X|
                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES |X| NO|_|

As of August 12, 2009 there were 7,611,854 shares of the registrant's common stock outstanding.



                                                    Integrated Surgical Systems, Inc.
                                                              Form 10-Q
                                                 for the six months ended June 30, 2009


                                                           Table of Contents

                                                                                                                    Page
Part I.       Financial Information

              Item 1.       Financial Statements                                                                      2

                            Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008 (audited)               2

                            Statements of Operations (unaudited) for the six months ended June 30, 2009 and 2008      3

                            Statements of Operations (unaudited) for the three months ended June 30, 2009 and         4
                            2008

                            Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008      5

                            Notes to Financial Statements (unaudited)                                                 6

              Item 2.       Management's Discussion and Analysis of Financial Condition and Results of               15
                            Operations

              Item 3.       Quantitative and Qualitative Disclosures About Market Risk                               17

              Item 4T.      Controls and Procedures                                                                  17

Part II.      Other Information

              Item 1.       Legal Proceedings                                                                        18

              Item 6.       Exhibits                                                                                 18

Signatures                                                                                                           20

Certifications                                                                                                       21




Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                                                 Integrated Surgical Systems, Inc.
                                                          Balance Sheets

Assets                                                                                June 30,            December 31,
                                                                                        2009                 2008
                                                                                    (Unaudited)           (Audited)
                                                                                   ----------------------------------

Current assets:
    Cash                                                                           $  2,810,370          $  3,322,358
    Investment in available-for-sale securities                                       1,520,173             1,116,151
    Other current assets                                                                 19,240                62,822
                                                                                   ----------------------------------
Total current assets                                                                  4,349,783             4,501,331
                                                                                   ----------------------------------

Total assets                                                                       $  4,349,783          $  4,501,331
                                                                                   ==================================

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                               $      5,794          $      4,951
    Accrued liabilities                                                                  15,113                 3,000
    Accrued stock compensation                                                           59,066                34,066
    Income taxes payable                                                                   --                     800
    Deferred rent - current portion                                                      22,896                22,379
                                                                                   ----------------------------------
Total current liabilities                                                               102,869                65,196

Rent deposit                                                                              8,175                 8,175
Deferred rent - noncurrent                                                               11,606                23,185
                                                                                   ----------------------------------
Total liabilities                                                                       122,650                96,556

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate
    liquidation value)                                                                  168,496               168,496


Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized;
        7,474,894 shares issued and outstanding                                          74,749                74,749
    Additional paid-in capital                                                       64,116,508            64,101,448
    Accumulated deficit                                                             (60,133,726)          (59,943,265)
    Accumulated other comprehensive income                                                1,106                 3,347
                                                                                   ----------------------------------
Total stockholders' equity                                                            4,058,637             4,236,279
                                                                                   ----------------------------------

Total liabilities and stockholders' equity                                         $  4,349,783          $  4,501,331
                                                                                   ==================================

See accompanying notes to financial statements.



                                           Integrated Surgical Systems, Inc.
                                               Statements of Operations
                                                        (Unaudited)

                                                                                   Six Months ended June 30,
                                                                                   2009                2008
                                                                               -----------          -----------


General and administrative expenses                                            $   216,193          $    39,742
                                                                               -----------          -----------

Loss from operations                                                              (216,193)             (39,742)

Other income
     Interest income, net                                                           24,280               35,195
     Realized gain on available for sale securities                                  2,252                 --
                                                                               -----------          -----------

Loss before income taxes                                                          (189,661)              (4,547)

Income taxes                                                                           800                 --
                                                                               -----------          -----------

Net Loss                                                                       $  (190,461)         $    (4,547)
                                                                               ===========          ===========

Basic net loss per common share                                                $     (0.03)         $      --
                                                                               ===========          ===========

Diluted net loss per common share                                              $     (0.03)         $      --
                                                                               ===========          ===========

Weighted average number of shares outstanding:
   Basic                                                                         7,474,894            5,628,841
                                                                               ===========          ===========
   Diluted                                                                       7,474,894            5,628,841
                                                                               ===========          ===========


See accompanying notes to financial statements.




                                           Integrated Surgical Systems, Inc.
                                              Statements of Operations
                                                      (Unaudited)

                                                                       Three Months ended June 30,
                                                                      2009                     2008
                                                                  -----------               ----------


General and administrative expenses                               $    82,772               $  (120,244)
                                                                  -----------               -----------

Income (loss) from operations                                         (82,772)                  120,244

Other income
     Interest income, net                                              14,543                    17,054
     Realized gain on available for sale securities                     2,867                      --
                                                                  -----------               -----------

Income (loss) before income taxes                                     (65,362)                  137,298

Income taxes                                                             --                        --
                                                                  -----------               -----------

Net income (loss)                                                 $   (65,362)              $   137,298
                                                                  ===========               ===========

Basic net income (loss) per common share                          $     (0.01)              $      0.02
                                                                  ===========               ===========

Diluted net income (loss) per common share                        $     (0.01)              $      0.02
                                                                  ===========               ===========

Weighted average number of shares outstanding:
   Basic                                                            7,474,894                 6,679,181
                                                                  ===========               ===========
   Diluted                                                          7,474,894                 7,143,498
                                                                  ===========               ===========


See accompanying notes to financial statements.



                                                Integrated Surgical Systems, Inc.
                                                    Statements of Cash Flows
                                                          (Unaudited)

                                                                                      Six Months ended June 30,
                                                                                      2009                 2008
                                                                                   -----------          -----------

Cash flows from operating activities
Net loss                                                                           $  (190,461)         $    (4,547)
Adjustments to reconcile net loss to cash used in operating activities:
          Stock-based compensation                                                      15,060                6,609
          Realized gain on available-for-sale securities                                (2,252)                --
          Changes in assets and liabilities
             Other current assets                                                       43,582               38,499
             Accounts payable                                                              843               57,617
             Accrued liabilities                                                        12,113               (6,090)
             Accrued stock compensation                                                 25,000                 --
             Income taxes payable                                                         (800)             (31,482)
             Rent deposit received                                                        --                  8,175
             Deferred rent payable                                                     (11,062)            (206,415)
                                                                                   -----------          -----------
Cash used in operating activities                                                     (107,977)            (137,634)
                                                                                   -----------          -----------

Cash flows from investing activities

             Purchase of available-for-sale securities                              (2,014,661)                --

             Sale of available-for-sale securities                                   1,610,650                 --
                                                                                   -----------          -----------
Cash used in investing activities                                                     (404,011)                --

Cash flows from financing activities
          Proceeds from sale of common stock                                              --              1,750,000
          Offering cost                                                                   --                (58,258)
                                                                                   -----------          -----------
Cash provided by financing activities                                                     --              1,691,742

Net increase (decrease) in cash                                                       (511,988)           1,554,108

Cash at beginning of period                                                          3,322,358            3,099,199
                                                                                   -----------          -----------


Cash at end of period                                                              $ 2,810,370          $ 4,653,307
                                                                                   ===========          ===========


Supplemental disclosures of cash flow information:

       Income taxes paid                                                           $     1,600          $      --

       Unrealized loss on available-for-sale securities                            $    (2,241)         $      --

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


2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2009 and results of operations and cash flows for the six months and three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative and
Hedging Activities" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").
SFAS 165 establishes standards of accounting and disclosure of events after the balance sheet date but before financial statements are issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and the basis for the date. The provisions of SFAS 165 are effective for interim and annual periods ending after June 15, 2009. The Company does not currently expect the adoption of SFAS 165 to have a material effect on its results of operations and financial condition. For the period ended June 30, 2009, the subsequent events assessment was performed through August 11, 2009. This was the date on which the company's board of directors approved these financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of
Financial Assets" ("SFAS 166"). SFAS 166 is a revision of SFAS No. 140
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 166 will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transfered financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. The provisions of SFAS 166 are effective at the start of a company's first fiscal year beginning after November 15, 2009. 2009. The Company does not currently expect the adoption of SFAS 166 to have a material effect on its results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168").
SFAS 168 replaces SFAS No. 162 "The Hierarchy of Generally Accepted Accounting





Principles." SFAS 168 does not change generally accepted accounting principles
("GAAP"). Rather, it defines the accounting standards codification which will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The provisions of SFAS 168 are effective for interim and annual periods beginning after September 15, 2009. The Company does not currently expect the adoption of SFAS 168 to have a material effect on its results of operations and financial condition.

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

Convertible preferred stock of 734,187 shares, a warrant for 30,000 shares and stock options of 160,000 were excluded from the calculation of loss per share for the six months and three months ended June 30, 2009, because their effect was anti-dilutive. Convertible preferred stock of 450,524 shares, a warrant for 30,000 shares and stock options of 63,050 were excluded from the calculation of loss per share for the six months ended June 30, 2008, because their effect was anti-dilutive. For the three months ended June 30, 2008 dilutive common stock equivalents were convertible preferred stock of 450,524 shares and stock options of 13,793.

A warrant for 30,000 shares and stock options of 5,050 were excluded from the calculation of income per share for the three months ended June 30, 2008 because their exercise price was greater than the Company's weighted average stock price for the period.


4.     Investment in Available-for-Sale Securities

The following is a summary of the Company's investment in available-for-sale securities as of June 30, 2009:

                                                          Unrealized          Unrealized
                                         Cost               Gains               Losses            Fair Value
                                      ----------          ----------          ----------           ----------

U.S. federal agency securities        $1,097,847          $    2,049          $     (721)          $1,099,175
Corporate securities                     421,220               1,970              (2,192)             420,998
                                      ----------          ----------          ----------           ----------
  Total                               $1,519,067          $    4,019          $   (2,913)          $1,520,173
                                      ==========          ==========          ==========           ==========

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of June 30, 2009, are as follows:




                                                                         Fair
                                                         Cost            Value
                                                      ----------      ----------

Due within one year                                   $  305,425      $  305,789
Due after one year through three years                   437,994         438,525
Due after three years                                    775,648         775,859
                                                      ----------      ----------
                                                      $1,519,067      $1,520,173
                                                      ==========      ==========

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The Company intends to be opportunistic with the purchase and sale of its debt securities and expects all the securities to be sold or called during the twelve-months ended June 30, 2010. Therefore, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

     o Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

     o Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

     o Level 3 - Unobservable inputs which are supported by little or no market activity.

     The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

     In accordance with SFAS No. 157, we measure our cash and investments in available-for-sale securities at fair value. Our cash and investments in available-for-sale securities are classified within Level 1 by using quoted market prices utilizing market observable inputs.


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

As of June 30, 2009 and December 31, 2008, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock
("Series G").

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

For the six months ended June 30, 2009 and the year ended December 31, 2008, no shares of Series G were converted into shares of common stock. At June 30, 2009 and December 31, 2008, the outstanding Series G shares could have been converted into a minimum of 734,187 and 707,966 shares of common stock, respectively.

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

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred, as permitted under SFAS No. 123. The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company's financial statements for the six months and three months ended June, 2009.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of June 30, 2009 the plan had expired;
therefore, no options were available for future grant.

The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of June 30, 2009 and December 31, 2008, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans. For the six months ended June 30, 2009, option activity was as follows:

                                                                                      Remaining
                                                             Weighted-Average         Contractual  Aggregate Fair
                                          Shares              Exercise Price             Term           Value
                                          -----------------------------------------------------------------------

Outstanding at beginning of period           161,000           $    0.97
Granted                                         --             $   --
Expired and forfeited                          1,000           $   36.25
Exercised                                       --             $   --
                                            -------------------------------------------------------------------
Outstanding at end of period                 160,000           $    0.75                  3.65        $ 43,335

Exercisable at June 30, 2009                  60,000           $    1.35                  1.09        $ 13,215

The Company expects options un-vested at June 30, 2009 for 100,000 shares of common stock will vest during the year ended December 31, 2009.

The Company recorded stock-based compensation expense, related to its stock options, which is included in general and administrative expenses, for the six months ended June 30, 2009 and 2008, of $15,060 and $ 6,609 respectively, and for the three months ended June 30, 2009 and 2008, of $7,530 and $3,305 respectively.

The Company's stock options have no intrinsic value as of June 30, 2009.

As of June 30, 2009 a summary of options outstanding under the plans was as follows:

  Range of          Weighted-Average           Number             Weighted-          Number           Weighted-
  Exercise       Remaining Contractual     Outstanding at         Average        Exercisable at        Average
  Price               Life (Years)             6/30/09         Exercise Price        6/30/09       Exercise Price
-----------------------------------------------------------------------------------------------------------------
0.00-9.99                  3.7                 158,000             $0.36             58,000             $0.34
10.00-30.99                0.6                   1,500             29.17              1,500             29.17
31.00-37.00                0.1                     500             35.63                500             35.63
                           ---                 -------             -----             ------             -----
                           3.9                 160,000             $0.75             60,000             $1.35
                           ===                 =======             =====             ======             =====





The following is a summary of the status of the Company's non-vested options as of June 30, 2009, and changes during the six month period ended June 30, 2009:

                                                                  Weighted-
                                                               Average-Grant-
Non-vested Shares                                Shares       Date Fair Value
-----------------------------------------------------------------------------

Non-vested at beginning of period                 100,000         $0.30
Granted                                                 -           -
Expired and Forfeited                                   -           -
Vested                                                  -           -
-----------------------------------------------------------------------------
Non-vested at end of period                       100,000         $0.30


Stock-based compensation expense of $3,765 will be recognized for non-vested options at Net June 30, 2009 during the remainder of the year ended
December 31, 2009.

During 2008, the Company agreed to compensate two of its directors with common stock in lieu of cash compensation and accrued $34,066 as of December 31, 2008.
The number of shares was to be determined based upon the equivalent cash compensation accrued divided by the closing stock price on March 31, 2009. The closing stock price on March 31, 2009 was $0.34 resulting in compensation of 68,480 shares to each of the two directors. These shares were issued on July 29, 2009. The two directors also chose to be compensated with common stock for the period April 1 to June 30, 2009. The number of shares was to be determined based upon the cash compensation accrued divided by the closing stock price on June
30, 2009. The closing stock price on June 30, 2009 was $0.27 resulting in compensation of 23,150 shares to each of the two directors. These shares have not been issued as of the date of these financial statements. The Company recorded stock-based compensation related to the common stock earned for the six months and three months ended June 30, 2009 of $25,000 and $12,500, respectively.


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

Federal and state income tax returns for the years ended December 31, 2008, 2007, 2006 and 2005 are subject to review by the taxing authorities.




The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses. The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company's financial statements.


9.     Related Party Transactions

In July, 2008, the Company retained an accounting firm in which an officer and director is a partner to perform accounting and administrative services. During the six months and three months ended June 30, 2009, the Company paid this firm
$19,463 and $6,000, respectively.

The Company entered into an Investment Banking Advisory Services agreement in
November, 2007. The Company extended this agreement indefinitely in April 2009.
The agreement as modified may be terminated by either party upon 30-days written notice. The Company advanced $25,000 to the Investment Banking firm in December
2007 for its expenses. The Company recorded for the six months and three months ended June 30, 2009 general and administrative expense of $15,122 and $0, respectively, for legal expenses presented against this advance. The remaining
$9,878 was repaid to the Company in April 2009. There have been no other payments or fees earned as a result of this agreement. The Company also has a money market account with this Investment Banking Firm, invested in short-term federal securities, with a balance of $2,496,549 at June 30, 2009. The Chief
Executive Officer and director of the Company is the Chief Executive Officer and a director of the Investment Banking firm. Another officer and director of the Company is a managing director of the same Investment Banking firm.


10.    Fair Value of Financial Instruments

     In September 2006, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position ("FSP")
No. 157-2 which defers the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company's financial position, results of operations or cash flows.

     The carrying value of accounts receivable, cash accounts, other current assets, accounts payable, deferred rent, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November
15, 2007. As permitted by SFAS No. 159, we have elected not to use the fair value option to measure our available-for-sale securities under SFAS No. 159 and will continue to report under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.




11.    Commitments and Contingencies

Lease

As of June 30, 2009, the Company was committed for future minimum rent under the lease for its former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010. The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company's continuing operations. The minimum payments are as follows:

                                                                Sublease
                                                             net of sublease
                                                                subsidy
                                          Lease                 payments                 Net
                                         ------------------------------------------------------

July 1 through December 31, 2009         $ 47,700               $ 35,700               $ 12,000
2010                                       97,875                 73,875                 24,000
                                         ------------------------------------------------------

                                         $145,575               $109,575               $ 36,000
                                         ======================================================

Other

The Company is subject to claims arising in the ordinary course of business. On
January 8, 2009, a complaint was filed in Superior Court of California, County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company has not recorded any amount as a liability on its balance sheet at June 30, 2009 for this claim. The Company believes the demands are totally without merit and intends to vigorously defend the complaint. There are no current proceedings or litigation involving us that we believe if judgment were rendered against us would have a material adverse impact on our financial position, results of operations or cash flows.

12.    Subsequent Event

On July 29, 2009 the Company issued a total of 139,960 shares of its common stock to two directors as compensation for services performed as members of its Board of Directors from April 25, 2008 through March 31, 2009 (Note 9).

For the period ended June 30, 2009, the subsequent events assessment was performed through August 11, 2009. This was the date on which the company's board of directors approved these financial statements.





Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections and certain assumptions made by the Company's management. Words such as "anticipates," "expects,"
"intends," "plans," "believes," "seeks," "estimates," "could," "would," "may,"
"on target," "envisions," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC, particularly the Company's Annual
Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on
Form 8-K.

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

Our operations are limited to raising additional funds to be used to maintain our public company status and for a business combination if a suitable candidate is located. Our stockholders approved the future liquidation of the Company if we were unable to complete an acquisition or similar transaction by June 28, 2008. Our stockholders also granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determined the liquidation was not in the best interests of the Company or our stockholders. The Board of Directors has decided it is in the best interest of the Company and its stockholders to not liquidate.

For the six months and three months ended June 30, 2009, our general and administrative expenses consisted primarily of our continuing expenses to maintain our public company status, the cost to maintain a lease agreement for the facility we used while we were an operating company offset by a sublease for the same space. We retained the lease obligation as part of the sale of substantially of our assets. The sublease agreement provides for the sublessee to pay our lessor each month for the rent owed by us under our lease through December 31, 2010, the duration of the lease term. As an incentive to agree to the sublease, we have agreed to pay the sublessor $2,000 each month our rent is paid.

Results of Operations

Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009 and 2008 we had a net loss of $190,461 and $4,547, respectively. General and administrative expenses were $216,193 and $39,742 for the six months ended June 30, 2009 and 2008, respectively. General and administrative expenses were offset for the six months ended June 30, 2008 by the effect of an approximately $212,000 reduction in deferred rent from a sublease agreement with a company to lease office space from us. Legal fees decreased by approximately $32,000 from the six months ended June 30, 2008 to June 30, 2009 due to an effort to control our costs. Business Insurance decreased approximately $15,000 from the six months ended June 30, 2008 to June
30, 2009 due to a change in an insurance policy in an effort to control our costs. Net interest income was $24,280 and $35,195 for the six months ended June
30, 2009 and 2008, respectively. The decrease of approximately $11,000 was due to a general decline in interest rates and less funds in interest-bearing cash and securities.

Three Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009 and 2008 we had a net loss of $65,363 and net profit of $137,298, respectively. General and administrative expenses were $82,772 and ($120,243) for the three months ended June 30, 2009 and 2008, respectively. General and administrative expenses were offset for the six months ended June 30, 2008 by the effect of an approximately $212,000 reduction in deferred rent from a sublease agreement with a company to lease office space from us. Legal fees decreased by approximately $34,000 from the three months ended June 30, 2008 to June 30, 2009 due to an effort to control our costs.
Accounting and accounting consulting fees increased by approximately $12,000 for the three months ended June 30, 2009 and 2008, due to an increase in cost for services. Net interest income was $14,543 and $17,055 for the three months ended
June 30, 2009 and 2008, respectively. The decrease of approximately $3,000 was due to less total funds in interest-bearing cash and securities offset by a higher percentage of funds being invested in bonds yielding a higher return than funds deposited in a savings account.


Liquidity and Capital Resources

We believe our current cash position is adequate to carry out our plan.

At June 30, 2009 and December 31, 2008, our "quick ratio" (cash divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 27.32 and 50.96, respectively.

We anticipate that we will incur operating losses from continuing operations in the next twelve months, until we enter into a business combination or until our liquidation.

Cash used in operating activities was $107,977 and $137,634 for the six months ended June 30, 2009 and 2008, respectively. Cash used in operating activities for the six months ended June 30, 2009 was due primarily to our net loss of $190,461 and a decrease in deferred rent of $11,062 offset by adding back non-cash expenses of $15,060 and a decrease in other current assets of $43,582.
Cash used in operating activities for the six months ended June 30, 2008 was due primarily to our net loss of $4,547, a decrease in deferred rent of $206,415 and a decrease in income taxes payable of $31,482 offset by an increase in accounts payable of $57,617 and decrease in other current assets of $38,499.

Cash used in investing activities for the six months ended June 30, 2009 of $404,011 was from the sale of available-for-sale securities of $1,610,650 offset by the purchase of available-for-sale securities of $2,014,661.

Cash provided by financing activities for the six months ended June 30, 2008 was $1,691,742 and was due to the net proceeds as a result of the April 2008 sale of common stock.





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

As of June 30, 2009, we held $2,810,370 in money market, savings and checking accounts at three financial institutions. The Company has a checking account and savings accounts at one major banking institution with combined balances of $277,822 at June 30, 2009. The Company has a savings account in another major banking institution with a balance of $36,000 at June 30, 2009. These accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has a money market account in a brokerage account with a third financial institution, invested in fixed-income securities, with a balance of $2,496,549 at June 30, 2009. The funds in the money market at this institution are guaranteed by the Securities Investor Protection
Corporation (SIPC) up to $500,000. The Company had total uninsured funds at June
30, 2009 of $2,024,371.


Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive
Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2009, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Changes in Internal Controls

There were no changes in internal control during the six-month period ended June
30, 2009. Management has not identified any matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board
Auditing Standard) in our internal controls over financial reporting.


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


                                     INTEGRATED SURGICAL SYSTEMS, INC.


                                     By: /s/ Michael J. Tomczak
                                        ---------------------------------------
                                     Michael J. Tomczak, Chief Financial Officer


Dated:  August 12, 2009



                                       20