Form 10-Q
period 2009-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2009-11-10
CIK 894871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the Quarterly Period Ended September 30, 2009
                                       or

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


Large accelerated filer |_|              Accelerated filer |_|
Non-accelerated filer   |_|              Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES |X| NO|_|

As of November 10, 2009 there were 7,658,154 shares of the registrant's common stock outstanding.


                                                Integrated Surgical Systems, Inc.
                                                            Form 10-Q

                                                       Table of Contents

                                                                                                                   Page
Part I.       Financial Information
              Item 1.       Financial Statements                                                                     2

                            Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)         2

                            Statements of Operations (unaudited) for the nine months ended September 30, 2009        3
                            and 2008

                            Statements of Operations (unaudited) for the three months ended September 30, 2009       4
                            and 2008
                            Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009        5
                            and 2008

                            Notes to Financial Statements (unaudited)                                                6

              Item 2.       Management's Discussion and Analysis of Financial Condition and Results of              14
                            Operations

              Item 3.       Quantitative and Qualitative Disclosures About Market Risk                              17

              Item 4T.      Controls and Procedures                                                                 17

Part II.      Other Information

              Item 1.       Legal Proceedings                                                                       18

              Item 6.       Exhibits                                                                                18

Signatures                                                                                                          20

Certifications



Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements.

                                             Integrated Surgical Systems, Inc.
                                                       Balance Sheets

Assets                                                                             September 30,          December 31,
                                                                                      2009                   2008
                                                                                   (Unaudited)            (Audited)
                                                                                  ----------------------------------
Current assets:
    Cash                                                                          $    662,893          $  3,322,358
    Investment in available-for-sale securities                                      3,580,590             1,116,151
    Other current assets                                                                66,963                62,822
                                                                                  ----------------------------------
Total current assets                                                                 4,310,446             4,501,331
                                                                                  ----------------------------------

Total assets                                                                      $  4,310,446          $  4,501,331
                                                                                  ==================================

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                              $      5,513               % 4,951
    Accrued liabilities                                                                   --                   3,000
    Accrued stock compensation                                                          12,500                34,066
    Income taxes payable                                                                  --                     800
    Deferred rent - current portion                                                     23,160                22,379
                                                                                  ----------------------------------
Total current liabilities                                                               41,173                65,196

Rent deposit                                                                             8,175                 8,175
Deferred rent - noncurrent                                                               5,716                23,185
                                                                                  ----------------------------------
Total liabilities                                                                       55,064                96,556

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation
    value)                                                                             168,496               168,496


Stockholders' equity:
    Common stock, $0.01 par value, 100,000,000 shares authorized;
        7,658,154 shares issued and outstanding                                         76,581                74,749
    Additional paid-in capital                                                      64,177,507            64,101,448
    Accumulated deficit                                                            (60,169,762)          (59,943,265)
    Accumulated other comprehensive income                                               2,560                 3,347
                                                                                  ----------------------------------
Total stockholders' equity                                                           4,086,886             4,236,279
                                                                                  ----------------------------------

Total liabilities and stockholders' equity                                        $  4,310,446          $  4,501,331
                                                                                  ==================================

See accompanying notes to financial statements.



                                               Integrated Surgical Systems, Inc.
                                                  Statements of Operations
                                                        (Unaudited)


                                                                           Nine Months ended September 30,
                                                                           2009                     2008
                                                                       -----------               -----------

General and administrative expenses                                    $   269,170               $   173,655
                                                                       -----------               -----------

Loss from operations                                                      (269,170)                 (173,655)

Other income
     Interest income, net                                                   38,724                    56,918
     Realized gain on available-for-sale securities                          4,749                      --
                                                                       -----------               -----------

Loss before income taxes                                                  (225,697)                 (116,737)

Income taxes                                                                   800                      --
                                                                       -----------               -----------

Net Loss                                                               $  (226,497)              $  (116,737)
                                                                       ===========               ===========

Basic net loss per common share                                        $     (0.03)              $     (0.02)
                                                                       ===========               ===========

Diluted net loss per common share                                      $     (0.03)              $     (0.02)
                                                                       ===========               ===========

Weighted average number of shares outstanding:
   Basic                                                                 7,513,623                 6,248,683
                                                                       ===========               ===========
   Diluted                                                               7,513,623                 6,248,683
                                                                       ===========               ===========

Other Comprehensive Income                                             $      (787)              $      --
                                                                       ===========               ===========


See accompanying notes to financial statements.




                                          Integrated Surgical Systems, Inc.
                                              Statements of Operations
                                                     (Unaudited)


                                                                        Three Months ended September 30,
                                                                         2009                     2008
                                                                     -----------               -----------


General and administrative expenses                                  $    52,977               $   133,912
                                                                     -----------               -----------

Loss from operations                                                     (52,977)                 (133,912)

Other income
     Interest income, net                                                 14,444                    21,723
     Realized gain on available-for-sale securities                        2,496                      --
                                                                     -----------               -----------
Loss before income taxes                                                 (36,037)                 (112,189)


Income taxes                                                                --                        --
                                                                     -----------               -----------

Net loss                                                             $   (36,037)              $  (112,189)

                                                                     ===========               ===========

Basic net loss per common share                                      $     (0.00)              $     (0.02)
                                                                     ===========               ===========

Diluted net loss per common share                                    $     (0.00)              $     (0.02)
                                                                     ===========               ===========

Weighted average number of shares outstanding:
   Basic                                                               7,589,819                 7,474,894
                                                                     ===========               ===========
   Diluted                                                             7,589,819                 7,474,894
                                                                     ===========               ===========

Other Comprehensive Income                                           $     1,454               $      --
                                                                     ===========               ===========


See accompanying notes to financial statements.




                                                Integrated Surgical Systems, Inc.
                                                    Statements of Cash Flows
                                                          (Unaudited)

                                                                                      Nine Months ended September 30,
                                                                                        2009                  2008
                                                                                     -----------          ------------
Cash flows from operating activities

Net loss                                                                             $  (226,497)         $  (116,737)
Adjustments to reconcile net loss to cash used in operating activities:
          Stock-based compensation                                                        18,825               11,475
          Realized gain on available-for-sale securities                                  (4,749)                --
          Changes in assets and liabilities
             Other current assets                                                         (4,139)             (16,300)
             Accounts payable                                                                562                3,849
             Accrued liabilities                                                          (3,000)             (10,346)
             Accrued stock compensation                                                   37,500               21,566
             Income taxes payable                                                           (800)             (31,482)
             Rent deposit received                                                          --                  8,175
             Deferred rent payable                                                       (16,688)            (211,790)
                                                                                     -----------          -----------
Cash used in operating activities                                                       (198,986)            (341,590)
                                                                                     -----------          -----------
Cash flows from investing activities

             Purchase of available-for-sale securities                                (4,750,284)                --
             Sale of available-for-sale securities                                     2,289,805                 --
                                                                                     -----------          -----------
Cash used in investing activities                                                     (2,640,479)                --
                                                                                     -----------          -----------

Cash flows from financing activities
          Proceeds from sale of common stock                                                --              1,750,000
          Offering cost                                                                     --                (58,258)
                                                                                     -----------          -----------
Cash provided by financing activities                                                       --              1,691,742

Net increase (decrease) in cash                                                       (2,659,465)           1,350,152

Cash at beginning of period                                                            3,322,358            3,099,199
                                                                                     -----------          -----------

Cash at end of period                                                                $   662,893          $ 4,449,351
                                                                                     ===========          ===========

Supplemental disclosures of cash flow information:

       Income taxes paid                                                             $     1,600          $      --

Supplemental disclosures for non-cash transactions

       Unrealized loss on available-for-sale securities                              $      (787)         $      --

       Distribution of common stock for stock compensation                           $    59,066          $      --


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

On June 28, 2007, the stockholders approved the future liquidation of the Company if the Company was unable to complete an acquisition or similar transaction within one year of the sale of its assets. At the same time, the Company's stockholders granted the Board of Directors authority to abandon any decision to liquidate without further stockholder action if it determines the liquidation is not in the best interests of the Company or the Company's stockholders. The Board of Directors decided it is in the best interest of the Company and its stockholders to not liquidate.


2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2009 and results of operations and cash flows for the nine months and three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted a new accounting standard regarding business combinations. As codified under FASB ASC 805 (formerly SFAS
No. 141 revised 2007, "Business Combinations"), this update establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. This update also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting standard did not have any impact on the results of operations and financial conditions of the Company.

Effective January 1, 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). FASB ASC 810-10 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value, (formerly SFAS No. 160, "Accounting and Reporting on Non-controlling Interest in Consolidated Financial
Statements, an Amendment of ARB 51"). This accounting standard requires the Company to report any non-controlling interests as a separate component of stockholders' equity. The Company is also required to present any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.
This accounting standard update applies prospectively to interim and annual reporting periods beginning on or after December 15, 2008. The adoption of this accounting standard did not have any impact on the results of operations and financial conditions of the Company.

Effective January 1, 2009, adopted an accounting standard which amends and expands the disclosure requirements related to derivative instruments and hedging activities, as codified in FASB ASC 161-10 (formerly SFAS No. 161
"Disclosures about Derivative and Hedging Activities"). This accounting standard requires qualitative disclosures about credit-risk-related contingent features in derivative agreements. The adoption of these accounting updates did not have any impact on the results of operations and financial conditions of the Company.

Effective April 1, 2009, the Company adopted new accounting standards for subsequent events, as codified in FASB ASC 855-10 (formerly SFAS No. 165,
"Subsequent Events" ). This update establishes standards of accounting and disclosure of events after the balance sheet date but before financial statements are issued and requires disclosure of the date through which subsequent events have been evaluated and the basis for the date. For the period ended September 30, 2009, the subsequent events assessment was performed through November 10, 2009. This was the date on which the Company's board of directors approved the accompanying financial statements.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted the "FASB Accounting Standards
Codification" and the Hierarchy of Generally Accepted Accounting Principles,
FASB ASC 105, (formerly SFAS No. 168, "Accounting Standards Codification and the
Hierarchy of Generally Accepted Accounting Principles") This standard does not change generally accepted accounting principles ("GAAP"). Rather, it defines the accounting standards codification which became the source of authoritative U.S.
GAAP to be applied by nongovernmental entities. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the period ended September 30, 2009. As the Codification was not intended to change of alter existing GAAP, it did not have any impact on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05,
"Fair Value Measurements and Disclosures", an update to FASB ASC 820-10 "Fair
Value Measurements and Disclosures-Overall". This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. This accounting update did not have any impact on the results of operations and financial conditions of the Company.

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

Convertible preferred stock of 683,554 shares, a warrant for 30,000 shares and stock options of 159,500 were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2009, because their effect was anti-dilutive. Convertible preferred stock of 639,454 shares, a warrant for 30,000 shares and stock options of 162,500 were excluded from the calculation of loss per share for the nine months and three months ended
September 30, 2008, because their effect was anti-dilutive.


4.    Investment in Available-for-Sale Securities

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 2009:

                                                             Unrealized          Unrealized
                                            Cost               Gains              Losses             Fair Value
                                        ------------------------------------------------------------------------

U.S. federal agency securities          $ 1,264,313         $     3,503         $    (1,377)         $ 1,266,439
Corporate securities                        632,691               4,263                (629)             636,325
Certificates of deposit                   1,681,026                 309              (3,509)           1,677,826
                                        -----------         -----------         -----------          -----------

  Total                                 $ 3,578,030         $     8,075         $    (5,515)         $ 3,580,590
                                        ===========         ===========         ===========          ===========

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of September 30, 2009, are as follows:

                                                                        Fair
                                                         Cost           Value
                                                      --------------------------

Due within one year                                   $  998,279      $  997,296
Due after one year through three years                 1,426,578       1,429,533
Due after three years                                  1,153,173       1,153,761
                                                      ----------      ----------
                                                      $3,578,030      $3,580,590
                                                      ==========      ==========




Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. The Company intends to be opportunistic with the purchase and sale of its debt securities and expects all the securities to be sold or called during the twelve-months ended September 30, 2010. Therefore, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

FASB ASC 820 "Fair Value Measurements and Disclosures" (formerly SFAS No. 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

     In accordance with FASB ASC 820, we measure our cash and investments in available-for-sale securities at fair value. Our cash and investments in available-for-sale securities are classified within Level 1 by using quoted market prices utilizing market observable inputs.


5.  Common Stock

On April 25, 2008, the Company sold an aggregate of 2,896,394 shares of common stock at $0.6042 per share, for an aggregate purchase price of $1,750,000. The
Company incurred $58,258 of expenses in connection with the offering. Certain of the investors are affiliated with the Company's advisory services firm that is currently providing investment banking services.

On July 29, 2009 and August 19, 2009 the Company issued 68,480 and 23,150, respectively, shares of common stock as compensation to each of two of directors
(Note 7). Both directors are affiliated with the Company's advisory services firm that is currently providing investment banking services.


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

As of September 30, 2009 and December 31, 2008, the Company's only outstanding series of convertible preferred stock is the Series G Convertible Preferred
Stock ("Series G").





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

For the nine months ended September 30, 2009 and the year ended December 31, 2008, no shares of Series G were converted into shares of common stock. At
September 30, 2009 and December 31, 2008, the outstanding Series G shares could have been converted into a minimum of 683,554 and 707,966 shares of common stock, respectively.

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

FASB ASC 718 "Compensation-Stock Compensation" (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of FASB ASC 718, the Company accounted for forfeitures as they occurred, as permitted under FASB ASC 718. The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company's financial statements for the nine months and three months ended September 30, 2009.

The 1998 Stock Option Plan (1998 Plan) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination. As of September 30, 2009 the plan had expired;
therefore, no options were available for future grant.




The 2000 Stock Award Plan (2000 Plan) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of September 30, 2009 and December 31, 2008, the 2000 plan had 98,046 options available for future grant.

Under both plans, exercised, forfeited/expired or cancelled shares may be reissued.

Options outstanding or options forfeited/expired may be from expired plans. For the nine months ended September 30, 2009, option activity was as follows:
                                                                                           Remaining
                                                                      Weighted-Average     Contractual      Aggregate Fair
                                                Shares                Exercise Price         Term               Value
                                          ----------------------------------------------------------- -------------------
Outstanding at beginning of period             161,000                    $  0.97
Granted                                              -                    $    -
Expired and forfeited                            1,500                    $ 36.04
Exercised                                            -                    $    -
                                          -------------------------------------------------------------------------------
Outstanding at end of period                   159,500                    $  0.64             3.44               $43,335

Exercisable at September 30, 2009              159,500                    $  0.64             3.44               $43,335

All of the Company's granted and outstanding options were vested at September
30, 2009.

The Company recorded stock-based compensation expense, related to its stock options, which is included in general and administrative expenses, for the nine months ended September 30, 2009 and 2008, of $18,825 and $11,475 respectively, and for the three months ended September 30, 2009 and 2008, of $3,765 and $4,866 respectively.

The Company's stock options have no intrinsic value as of September 30, 2009.

As of September 30, 2009 a summary of options outstanding under the plans was as follows:

   Range of        Weighted-Average            Number        Weighted-Average        Number        Weighted-Average
Exercise Price   Remaining Contractual     Outstanding at     Exercise Price     Exercisable at     Exercise Price
                     Life (Years)             9/30/09                               9/30/09
-------------------------------------------------------------------------------------------------------------------

0.00-9.99                 3.5                  158,000            $0.36             158,000             $0.36
10.00-30.00               0.3                    1,500            29.17               1,500             29.17
-------------------------------------------------------------------------------------------------------------------
                          3.4                 159,500             $0.64             159,500             $0.64
                          ===                 =======                               =======             =====

The following is a summary of the status of the Company's non-vested options as of September 30, 2009, and changes during the nine month period ended September
30, 2009:

                                                             Weighted-Average
                                                                Grant-Date
Non-vested Shares                                Shares         Fair Value
--------------------------------------------------------------------------------

Non-vested at beginning of period                 100,000         $0.30
Granted                                                 -           -
Expired and Forfeited                                   -           -
Vested                                            100,000         $0.30
--------------------------------------------------------------------------------
Non-vested at end of period                             -         $ -



During 2008, the Company agreed to compensate two of its directors with common stock in lieu of cash cash compensation and accrued $34,066 as of December 31, 2008. The number of shares was to be determined based upon the equivalent cash compensation accrued divided by the closing stock price on March 31, 2009. The closing stock price on March 31, 2009 was $0.34 resulting in compensation of 68,480 shares to each of the two directors. These shares were issued on July 29, 2009. The two directors also chose to be compensated with common stock for the periods April 1 to June 30, 2009 and July 1 to September 30, 2009. The number of shares was to be determined based upon the cash compensation accrued divided by the closing stock price on June 30, 2009 and September 30, 2009, respectively.
The closing stock price on June 30, 2009 was $0.27 resulting in compensation of 23,150 shares to each of the two directors. These shares were issued on August
19, 2009. The closing stock price on September 30, 3009 was $0.29 resulting in compensation of 21,555 shares to each of the two directors. These shares have not been issued as of the date of these financial statements. The Company recorded stock-based compensation related to the common stock earned for the nine months and three months ended September 30, 2009 of $37,500 and $12,500, respectively.


8. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740
"Income Taxes" (formerly Financial Accounting Standards Board (FASB)
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109"). FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance under recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Federal and state income tax returns for the years ended December 31, 2008, 2007 and 2006 are subject to review by the taxing authorities.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company's financial statements for the nine months ended September 30, 2009.


9. Related Party Transactions

In July, 2008, the Company retained an accounting firm in which an officer and director is a partner to perform accounting and administrative services. During the nine months and three months ended September 30, 2009, the Company paid this firm $30,901 and $11,438, respectively.




The Company entered into an Investment Banking Advisory Services agreement in
November 2007. The Company extended this agreement indefinitely in April 2009.
The agreement as modified may be terminated by either party upon 30-days written notice. The Company advanced $25,000 to the Investment Banking firm in December
2007 for its expenses. The remaining $9,878 was repaid to the Company in April
2009. The Company recorded for the nine months and three months ended September
30, 2009 general and administrative expense of $15,122 and $0, respectively, for legal expenses presented against this advance. There have been no other payments or fees earned as a result of this agreement. The Company also has a money market account with this Investment Banking Firm and invested in short-term federal securities, with a balance of $443,238 at September 30, 2009. This
Investment Banking firm manages the available-for-sale investments for the Company, a total of $3,580,590 at September 30, 2009.The Chief Executive Officer and director of the Company is the Chief Executive Officer and a director of the Investment Banking firm. Another officer and director of the Company is a managing director of the same Investment Banking firm.


10. Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures", (formerly No. 157, "Fair
Value Measurements"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Our adoption of FASB ASC 820 on January 1, 2008 did not have a material impact on the Company's financial position, results of operations or cash flows.

The carrying value of accounts receivable, cash accounts, other current assets, accounts payable, deferred rent, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

FASB ASC 825 "Financial Instruments" (formerly SFAS No. 159, "The Fair Value
Option for Financial Assets and Financial Liabilities"), permits entities to choose to measure at fair value many financial instruments and certain other items that had previously not been required to be measured at fair value.
Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. FASB ASC 825 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted by FASB ASC 825, we have elected not to use the fair value option to measure our available-for-sale securities and will continue to report under FASB ASC 320, "Investments-Debt and Equity Securities". We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.


11. Commitments and Contingencies Lease

As of September 30, 2009, the Company was committed for future minimum rent under the lease for its former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010. The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company's continuing operations.
The minimum payments are as follows:

                                                                              Sublease
                                                                           net of sublease
                                                                             subsidy
                                                            Lease            payments            Net
                                                      ------------------------------------------------
       October 1 through December 31, 2009                $ 23,850           $ 17,850         $  6,000
       2010                                                 97,875             73,875           24,000
                                                      -----------------------------------------------
                                                          $121,725           $ 91,725         $ 30,000
                                                      ================================================





Other

On January 8, 2009, a complaint was filed in Superior Court of California,
County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company believes the demands are without merit and intends to vigorously defend the complaint. To the best of the Company's knowledge, there are no other proceedings or litigation currently threatened or proceeding against us or threatening us.

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


12. Subsequent Event

For the period ended September 30, 2009, the subsequent events assessment was performed through November 10, 2009. This was the date on which the Company's board of directors approved the accompanying financial statements.


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

For the nine months and three months ended September 30, 2009, our general and administrative expenses consisted primarily of our continuing expenses to maintain our public company status, the cost to maintain a lease agreement for the facility we used while we were an operating company offset by a sublease for the same space. We retained the lease obligation as part of the sale of substantially all of our assets. The sublease agreement provides for the sublessee to pay our lessor each month for the rent owed by us under our lease through December 31, 2010, the duration of the lease term. As an incentive to agree to the sublease, we have agreed to pay the sublessor $2,000 each month our rent is paid.

Results of Operations

Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009 and 2008 we had a net loss of $226,497 and $116,737, respectively. General and administrative expenses were $269,170 and $173,655 for the nine months ended September 30, 2009 and 2008, respectively. General and administrative expenses were offset for the nine months ended September 30, 2008 by the effect of an approximately $212,000 reduction in deferred rent from a sublease agreement with a company to lease office space from us. Legal fees decreased by approximately $81,000 from the nine months ended September 30, 2008 to September 30, 2009 due to an effort to control our costs. Business insurance decreased approximately $22,000 from the nine months ended September 30, 2008 to September 30, 2009 due to a change in an insurance policy in an effort to control our costs. Stock-based compensation increased by approximately $16,000 for the nine months ended September 30, 2008 to September 30, 2009 due to the addition of two board members in April 2008 with compensation beginning when they became members. State tax expense decreased approximately $14,000 from the nine months ended September 30, 2008 to





September 30, 2009 due to a reduction in the base used for the calculation of Delaware gross receipts tax. Accounting and accounting consulting fees decreased by approximately $23,000 from the nine months ended September 30, 2008 to September 30, 2009, due to a decrease in cost for independent accountant and bookkeeping services. Net interest income was $38,724 and $56,918 for the nine months ended September 30, 2009 and 2008, respectively. The decrease of approximately $18,000 was due to less total funds in interest-bearing cash and securities offset by a higher percentage of funds being invested in bonds yielding a higher return than funds deposited in a savings account.

Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009 and 2008 we had a net loss of $36,037 and $112,189, respectively. General and administrative expenses were $52,977 and $133,912 for the three months ended September 30, 2009 and 2008, respectively. Legal fees decreased by approximately $49,000 from the nine months ended September 30, 2008 to September 30, 2009 due to an effort to control our costs and an approximately $11,000 negotiated decrease in an invoice for legal services which had been previously expensed during the three month period ended
June 30, 2009. Accounting and accounting consulting fees decreased by approximately $8,000 from the nine months ended September 30, 2008 to September
30, 2009, due to a decrease in cost for independent accountant services.
Business insurance decreased approximately $7,000 from the nine months ended
September 30, 2008 to September 30, 2009 due to a change in an insurance policy in an effort to control our costs. Net interest income was $14,444 and $21,723 for the three months ended September 30, 2009 and 2008, respectively. The decrease of approximately $7,000 was due to less total funds in interest-bearing cash and securities offset by a higher percentage of funds being invested in bonds yielding a higher return than funds deposited in a savings account.


Liquidity and Capital Resources

We believe our current cash position is adequate to carry out our plan.

At September 30, 2009 and December 31, 2008, our "quick ratio" (cash divided by current liabilities), a conservative liquidity measure designed to predict our ability to pay bills, was 16.10 and 50.96, respectively. The decrease in the "quick ratio" ratio at September 30, 2009 from December 31, 2008 was due to increased investment of cash in available-for-sale investments. This investment results in less cash at September 30, 2009 and more in available-for-sale investments, which is recorded in the accompanying financial statements as a current asset. Our "current ratio" (current assets divided by current liabilities) was 104.69 and 69.04 at September 30, 2009 and December 31, 2008.

We anticipate that we will incur operating losses from continuing operations in the next twelve months, until we enter into a business combination or until our liquidation.

Cash used in operating activities was $198,986 and $341,590 for the nine months ended September 30, 2009 and 2008, respectively. Cash used in operating activities for the nine months ended September 30, 2009 was due primarily to our net loss of $226,497 and a decrease in deferred rent of $16,688 offset by adding back non-cash expense for stock-based compensation of $18,825 and accrued stock compensation of $37,500. Cash used in operating activities for the nine months ended September 30, 2008 was due primarily to our net loss of $116,737, an increase in other current assets of $16,300 and decreases in deferred rent of $211,790, in income taxes payable of $31,482 and accrued liabilities of $10,346 offset by adding back non-cash expense for stock-based compensation of $11,475 and accrued stock compensation of $21,566.




Cash used in investing activities for the nine months ended September 30, 2009 of $2,460,479 was from the purchase of available-for-sale securities of $4,750,284 offset by the sale of available-for-sale securities of $2,289,805.

Cash provided by financing activities for the nine months ended September 30, 2008 was $1,691,742 and was due to the net proceeds as a result of the April
2008 sale of common stock.

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

As of September 30, 2009, we held $662,893 in money market, savings and checking accounts. The Company has a checking account and savings accounts at one major banking institution with combined balances of $189,655 at September 30, 2009.
The Company has a savings account in another major banking institution with a balance of $30,000 at September 30, 2009. These checking and savings accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has a money market account in a brokerage account with a third financial institution, invested in fixed-income securities, with a balance of $443,238 at September 30, 2009. The funds in the money market at this institution are guaranteed by the Securities Investor Protection
Corporation (SIPC) up to $500,000. The Company had no uninsured funds at September 30, 2009.




Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our Chief Executive
Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, our management, including our Chief Executive Officer and our Chief Financial
Officer, conducted an evaluation of our disclosure controls and procedures.
Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

All disclosure control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Changes in Internal Controls

There were no changes in internal control during the nine-month period ended
September 30, 2009. Management has not identified any matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight
Board Auditing Standard) in our internal controls over financial reporting.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 8, 2009, a complaint was filed in Superior Court of California,
County of Sacramento in which the Company was named as a co-defendant in a matter involving an automobile accident. The plaintiffs are seeking damages for pain & suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000. The Company believes the demands are without merit and intends to vigorously defend the complaint. To the best of the Company's knowledge, there are no other proceedings or litigation currently threatened or proceeding against us or threatening us.

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


Dated:  November 10, 2009


                                       20