Form 10-K
period 2009-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2010-03-31
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Wilshire Blvd., Suite 401 Santa Monica, California	90401

(Address of principal executive offices)	(Zip Code)

(310) 526-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009 was $2,018,221.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.27 per share on that date.

As of March 25, 2010, the Registrant had 7,701,258 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-K
For the fiscal year ended December 31, 2009

Cautionary Statement Regarding Forward-Looking Information

This Report contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Integrated Surgical Systems, Inc. (the “Company”) claims the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward-looking statements.  Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding.  Other statements contained in this Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

The Company cautions investors that any forward-looking statements presented in this Report, or that the Company may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, the Company.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict. Although the Company believes that its assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from its expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.  Certain risks are discussed in this Report and also from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

This Report and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on its  behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company does not undertake any obligation to release publicly any revisions to its forward-looking statements to reflect events or circumstances after the date of this Report.

Part I

Item 1.Business

The Company was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  The Company’s products were sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, the Company completed the sale of substantially all of its assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination if a suitable candidate for the combination is located.

On June 28, 2007, the Company’s stockholders approved the liquidation of the Company if the Company was unable to complete an acquisition or similar transaction by June 28, 2008, one year after the sale of the assets.  With this approval, the stockholders also granted the Board of Directors the authority to delay, revoke or abandon any decision to dissolve, without further stockholder action, if it determined that the liquidation was not in the best interests of the Company or its stockholders.  The Board of Directors has determined that it currently is not in the best interests of the Company or its stockholders to liquidate the Company.

As of December 31, 2009, the Company had no employees.

Item 1A.        Risk Factors

Not Applicable.

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

The Company leases an 11,200 square foot site at 1433 N. Market Blvd., Suite 1, Sacramento, California 95834 under a lease that expires on December 31, 2010.  Novatrix, which was the purchaser of Company’s assets in 2007, is currently subleasing and occupying the aforesaid site. This sublease expires with the termination of the Company’s lease on December 31, 2010.

Item 3.           Legal Proceedings

On January 8, 2009, plaintiffs John Cazares and Eduardo Jorrin filed a complaint in the Superior Court of California, County of Sacramento, seeking damages for pain and suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000, in connection with an automobile accident.  The Company was named a co-defendant in the matter, together with Ramesh Trivedi.  On March 9, 2010, the Court granted the Company’s motion for summary judgment, and judgment on the motion will be entered within 30 days from the granting of the motion.  Plaintiffs have 60 days from the date judgment is entered on the motion to appeal the grant of summary judgment, and unless the grant of summary judgment is successfully appealed, the Company is no longer a defendant in the matter.

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4.           Removed

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company’s common stock is quoted on the Pink Sheets, under the trading symbol “ISSM.PK.”  The following table sets forth the high and low bid prices for each quarterly period in the past two fiscal years, as reported by the NASDAQ on-line web site www.NASDAQ.com for shares of the Company’s common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	(ISSM)
2009	High	Low

First Quarter	$0.350	$0.210
Second Quarter	$0.340	$0.250
Third Quarter	$0.350	$0.270
Fourth Quarter	$0.320	$0.290

2008

First Quarter	$0.350	$0.250
Second Quarter	$0.500	$0.300
Third Quarter	$0.470	$0.310
Fourth Quarter	$0.450	$0.230

Holders

 As of March 25, 2010, there were approximately 124 holders of record of the common stock.

Dividends

The Company has never paid dividends on its common stock, and its present policy is to retain anticipated future earnings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	59,000		$0.84	98,046	(1)

Equity compensation not approved by security holders	130,000	(2)	$0.44	-0-

Total	189,000		$0.55	98,046

(1)	Consists of the Company’s 2000 Stock Award Plan.

(2)
Consists of: (i) 30,000 warrants for consulting, which expire in July 2014 and have an exercise price of $0.63 per share; and (ii) 100,000 stock options granted to directors, which are fully vested, expire in August 2013, and have an exercise price of $0.38 per share.

Recent sales of unregistered securities

On July 29, 2009, the Company issued 50,097 shares each to two of its directors, for a total of 100,194 shares.  These shares were issued as compensation to those directors, in lieu of cash compensation of $17,033 each for fiscal year 2008, based on the closing price of the Company’s common stock on March 31, 2009, per the Company’s agreement with the two directors made in 2008. The number of shares was determined by dividing the $17,033 compensation by the closing price of the Company’s common stock on March 31, 2009 of $0.34.

On July 29, 2009, the Company issued 18,383 shares each to two of its directors, for a total of 36,766 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended March 31, 2009. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.34.

On August 19, 2009, the Company issued 23,150 shares each to two of its directors, for a total of 46,300 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended June 30, 2009.  The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.27.

On December 22, 2009, the Company issued 21,552 shares each to two of its directors, for a total of 43,104 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended September 30, 2009. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.29.

All of the shares issued as described above were issued in reliance on the exemption under Section 4(2) of the Securities Act, as the issuance of these shares by the Company did not involve a public offering.  The issuance of shares was not done in a “public offering” as defined in Section 4(2) because of the small number of persons involved in the issuance, the size of the issuance, the manner of the issuance and the number of shares issued.  In addition, the directors had the necessary investment intent required by Section 4(2) since they agreed to receive share certificates bearing legends stating that the shares are restricted shares.

Penny Stock

On March 25, 2010, there were 7,701,258 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.34 a share, giving the Company a market capitalization of approximately $2.6 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the common stock and making it more difficult for investors to sell the shares of the Company’s stock.

Item 6.   Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s financial statements, including the notes thereto, appearing elsewhere in this Report.  This discussion may contain certain forward-looking statements based on current expectations that involve risks and uncertainties.  Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth elsewhere in this Report.

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. Historically, the Company’s product revenue consisted of sales of the Company’s principal orthopedic product, the ROBODOC® Surgical Assistant System (“ROBODOC”), which integrates the ORTHODOC® Presurgical Planner with a computer-controlled robot for use in joint replacement surgeries.  The Company also developed specialized operating software, for particular lines of new prosthesis to be used with the ROBODOC System, for several implant manufacturing companies. The Company’s products were sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale of substantially all of its assets, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above.  The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination if a suitable candidate is located.

On June 28, 2007, the Company’s stockholders approved the liquidation of the Company if the Company was unable to complete an acquisition or similar transaction by June 28, 2008, one year after the sale of the assets.  With this approval, the stockholders also granted the Board of Directors the authority to delay, revoke or abandon any decision to dissolve, without further stockholder action, if it determined that the liquidation was not in the best interests of the Company or its stockholders.  The Board of Directors has determined that it currently is not in the best interests of the Company or its stockholders to liquidate the Company.

Results of Operations 2009 vs. 2008

For 2009 total net loss was $272,000, or $0.04 loss per basic and diluted share.  Total net loss for 2008 was $175,000, or $0.03 loss per basic and diluted share.

Continuing operations

For  2009, the Company had a net loss from continuing operations of $272,000, which loss was $97,000 higher than the net loss from continuing operations of $175,000 for 2008.  The increase in loss for 2009 compared to 2008 is due primarily to an increase in general and administrative expenses of $91,000 and a decrease in net interest income of $17,000.  General and administrative expenses were offset for 2008 by the effect of an approximately $212,000 reduction in deferred rent from a sublease agreement with a company to lease office space from the Company.  In addition, there was an increase in consulting and professional services of $8,000 to $138,000 from 2008 to 2009, which includes the cost for twelve months for external auditors, accounting, administration and income tax preparation, and a decrease in legal expense from $100,000 to $19,000 from 2008 to 2009.  Business insurance decreased approximately $21,000 from 2008 to 2009 due to a change in an insurance policy in an effort to control the Company’s costs.  The Company has no employees so it relies on outside contractors to perform basic and necessary services.  Stock-based compensation increased by approximately $15,900 from 2008 to 2009 due to the payment in stock of four quarters of directors fees in 2009, versus approximately three quarters in 2008; stock-based director compensation for 2008 began in April when two new directors were added.  The decrease in net interest income of approximately $17,000 was due to having a smaller amount of funds invested in interest bearing cash and securities, offset by a higher percentage of funds being invested in bonds yielding a higher return than funds deposited in a savings account.

Liquidity

The Company believes that existing cash and cash equivalents of approximately $211,000 as of December 31, 2009 may not provide sufficient working capital for the Company to meet its operating plan for 2010, however short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable combination, the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from continuing operations in the next twelve months, until it enters into a business combination or until its liquidation.

At December 31, 2009 and December 31, 2008, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a conservative liquidity measure designed to predict the Company’s ability to pay bills, was 86.06 and 68.17, respectively.  The increase in the “quick ratio” ratio at December 31, 2009 from December 31, 2008 was due to a decrease in current liabilities, which consisted primarily of deferred rent, offset by a decrease in cash.   The Company’s “current ratio” (current assets divided by current liabilities) was 86.64 and 69.04 at December 31, 2009 and December 31, 2008, respectively.

Cash used in operating activities for 2009 was $213,000, which primarily consisted of an operating loss of $272,000, partially offset by stock-based compensation of $50,000.

Cash used in investing activities for 2009 of $2,900,000 was from the purchase of available-for-sale securities of $7,100,000, offset by the maturity or sale of available-for-sale securities of $4,200,000.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations is based upon the Company’s audited financial statements included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company has discussed its critical accounting policies with the Board of Directors.

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities, which is accounted for in accordance with Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with ASC 718, “Compensation – Stock Compensation.”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Stock-based costs for equity awards with future service periods are recognized as the equity awards vest over their service period.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Financial Instruments

The Company has a portfolio of investments classified as available-for-sale debt securities, which consist of fixed income debt securities.  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported in other comprehensive income as a separate component of stockholders’ equity.

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses, to approximate their fair values because of their relatively short maturities.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted a new accounting standard regarding business combinations.  As codified under Financial Accounting Standards Board (“FASB”) ASC 805 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 141 revised 2007, “Business Combinations”), this update establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. This update also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting standard did not have any impact on the results of operations and financial condition of the Company.

Effective January 1, 2009, the Company adopted an accounting standard, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). FASB ASC 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”) also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. This accounting standard requires the Company to report any non-controlling interests as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. This accounting standard update applies prospectively to interim and annual reporting periods beginning on or after December 15, 2008.  The adoption of this accounting standard did not have any impact on the results of operations and financial condition of the Company.

Effective January 1, 2009, adopted an accounting standard which amends and expands the disclosure requirements related to derivative instruments and hedging activities, as codified in FASB ASC 161-10 (formerly SFAS No. 161 “Disclosures about Derivative and Hedging Activities”).  This accounting standard requires qualitative disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of this standard did not have any impact on the results of operations and financial condition of the Company.

Effective April 1, 2009, the Company adopted new accounting standards for subsequent events, as codified in FASB ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”).  This update establishes standards of accounting and disclosure of events after the balance sheet date but before financial statements are issued and requires disclosure of the date through which subsequent events have been evaluated and the basis for the date.

Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, FASB ASC 105, (formerly SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”) This standard does not change generally accepted accounting principles (“GAAP”).  Rather, it defines the accounting standards codification which became the source of authoritative GAAP to be applied by nongovernmental entities.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the period ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures”, an update to FASB ASC 820-10 “Fair Value Measurements and Disclosures-Overall”.   This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  This accounting update did not have any impact on the results of operations and financial condition of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, operating results or cash flows due to changes in U.S. interest rates.  The Company’s exposure to market risk is confined to its available-for-sale investments that it expects to hold less than one year. The goals of the Company’s cash investment policy are the security of the principal amount invested and fulfillment of liquidity needs.  The Company currently does not hedge interest rate exposure. Because of the short-term nature of its investments, the Company does not believe that an increase in market rates would have any material negative impact on the value of its investment portfolio.

As of December 31, 2009, the Company held $210,996 in money market, savings and checking accounts.  The Company has a checking account and savings accounts at one major banking institution with combined balances of $161,710 at December 31, 2009.  The Company has a savings account in another major banking institution with a balance of $24,000 at December 31, 2009.  These checking and savings accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 per institution.  The Company has a money market account in a brokerage account with a third financial institution, invested in fixed-income securities, with a balance of $25,256 at December 31, 2009.  The funds in the money market account at this institution are guaranteed by the Securities Investor Protection Corporation up to $500,000.  The Company had no uninsured funds at December 31, 2009.

Item 8.     Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of December 31, 2009, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective based on the criteria described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the fair presentation of the financial statements of the Company. Management is also responsible for establishing and maintaining a system of internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of management override or improper acts, if any, have been detected. Because of the inherent limitations in a control system, misstatements due to management override, error or improper acts may occur and not be detected.  Any resulting misstatement or loss may have an adverse and material effect on the Company’s business, financial condition and results of operations.

Item 9B.       Other Information

None
Part III

Item  10.  Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/1/2010	Current Position with the Company	Period
Peter B. Mills	54	Director	Sep 2006 – Present
Michael J. Tomczak	55	Director	Sep 2006 – Present
Christopher A. Marlett	45	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	60	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	42	Chief Financial Officer	Jan 2010 – Present

Biographical Information on Officers and Directors

Each of our Board members was elected because he has demonstrated an ability to make meaningful contributions to our business and affairs, has a reputation for honesty and ethical conduct, has experience and strong communication and analytical skills, and because his skills, experience and background are complementary to those of our other Board members.

Peter B. Mills was elected as a Director of the Company in September 2006.  Mr. Mills is, and since May 2004 has been, Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California and Shanghai, China.  From July 2007 to April 2008,  Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of the Company.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea.  Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. Mr. Mills was appointed as a director primarily because of his twenty years of experience in the high-technology products business.

Michael J. Tomczak was elected as a Director of the Company in September 2006.  Mr. Tomczak is currently, and has been since January 2007, a partner with Tomczak & Co. CPA LLP, which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997, and as Chief Financial Officer from July 2008 until December 2009.  From 2004 to 2005, Mr. Tomczak served as the President and Chief Operating Officer of Retail Technology International, Inc. (“RTI”), a developer of point-of-sale software. Mr. Tomczak served as the Chief Executive Officer and President of RTI from 2002 until its sale to Island Pacific, Inc., a developer of retail management software, in 2004. Mr. Tomczak served as RTI's Chief Financial Officer from January 2001 to December 2002.  Mr. Tomczak was a member of Island Pacific's Board of Directors from 2004 until 2005 and served as Chairman of RTI's Board of Directors from 2002 to 2004. Prior to joining the Company in 1991, Mr. Tomczak served as Director of Ernst & Young's Sacramento office's Entrepreneurial Services Group.  Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and is a Certified Public Accountant. Mr. Tomczak was appointed as a director because of his thirty years of financial/business management experience and expertise as a Certified Public Accountant.

Christopher A. Marlett was elected as a Director and the Chief Executive Officer of the Company in April 2008.  Mr. Marlett is, and has been since 1997, the co-founder, chairman and Chief Executive Officer of MDB Capital Group LLC (“MDB”), an investment banking firm focused on equity financings and capital formation for growth-oriented, micro-cap companies.  He holds a Bachelor of Science degree in Business Administration from the University of Southern California.  Mr. Marlett served as a director of Medivation, Inc. (formerly, Orion Acquisition II) from 1999 through 2005.  Mr. Marlett was appointed as a director because of his twenty years of investment banking experience, including all phases of corporate finance, such as the completion of initial public offerings, secondary offerings, PIPEs and strategic consulting.

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB since May 2003.  From April 2002 to April 2003, he was a managing director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and has served as president of the Palantair Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its medical technology group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a director of Orthovita, Inc. from 2001 to 2007.  Mr. Levande received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 10 years of investment banking experience.

Gary A. Schuman was elected as Chief Financial Officer of the Company in January 2010.  Mr. Schuman has been the Chief Financial Officer and Chief Compliance Officer of MDB since November 2009.  From September 2003 to November 2009, he was the Chief Financial Officer and Chief Compliance Officer of USBX Advisory Services, LLC, an investment banking firm focused on mergers and acquisitions, and Chief Financial Officer of its parent company, USBX, Inc.  From 1994 to 2003, Mr. Schuman served in several managerial capacities at Equibond, Inc., a securities broker-dealer based in Los Angeles.  Mr. Schuman earned a Bachelor of Arts degree in Economics from UCLA and an MBA from the Marshall School of Business at the University of Southern California.

Audit Committee Financial Expert

The Company's board of directors has determined that Michael J. Tomczak is an "audit committee financial expert" as defined in the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2009 except that (i) Christopher Marlett is late on Form 4 filings reporting the acquisition of 68,480 shares, 23,150, shares and 21,552, shares (acquired on different dates) and may, through his ownership of, and management position at, MDB, be late on a Form 4 filing reporting the acquisition of 157,500 shares by MDB (of which Mr. Marlett may disclaim any beneficial ownership except to the extent of his pecuniary interest) and (ii) Robert Levande is late on Form 4 filings reporting the acquisition of 68,480 shares, 23,150, shares and 21,552, shares (acquired on different dates).

Committees of the Board of Directors

The Board of Directors of the Company currently has no committees, and the entire Board acts as the Company’s audit committee.

Terms of Office

The Directors of the Company are elected for a one-year term to hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified, unless removed from office in accordance with the Company’s by-laws.  The Board of Directors appoints officers at its annual meeting immediately following the annual meeting of stockholders and such officers hold office until removed from office by the Board of Directors or until such officer resigns.

Code of Ethics

A Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, as well as to all other employees of the Company, was approved and adopted by the Board of Directors on April 8, 2004.  Copies of the Code of Ethics may be obtained free of charge by written request to Integrated Surgical Systems, Inc. attention Chief Financial Officer, 401 Wilshire Blvd, Suite 1020, Santa Monica, CA  90401

Item 11.Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2009 and 2008, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2009.  There were no executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2009 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation
Name and Principal Position (1)	Year	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total Compensation

Christopher A. Marlett	2009	$25,000	-	-	$25,000
Chief Executive Officer	2008	$17,033	$7,530	-	$24,563

Michael J. Tomczak	2009	-	-	$25,000	$25,000
Chief Financial Officer	2008	-	$7,530	$25,000	$32,530

(1)
Mr. Tomczak resigned as Chief Financial Officer of the Company on December 31, 2009.  Mr. Marlett and Mr. Tomczak were not during 2008 or 2009, and are not currently, employees and therefore received no salary or other compensation for their duties as officers of the Company in 2008 or 2009.  However, both are directors for the Company, and in accordance with SEC rules, their director compensation is disclosed in this table.

(2)
The amounts in this column represent the aggregate grant date fair value of the shares issued to these officers for their services as directors of the Company, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements in this Report.  Mr. Marlett became a director in April, 2008 and elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares to be determined by dividing (i) for the shares issued in 2008, the compensation earned for the year by the closing price of the Company’s stock as of March 31, 2009 and (ii) for the shares issued for 2009, the compensation earned each quarter by the closing price of the Company’s common stock as of the last day of the quarter.  These amounts do not reflect 19,532 shares that will be issued Mr. Marlett in April 2010 as compensation for his services as a director for the fourth quarter of 2009.

(3)
Amounts in this column represent the aggregate grant date fair value of the options to purchase Common Stock issued to these officers for their services as directors of the Company, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements in this Report.

(4)	Amounts in this column represent directors’ fees that were paid in cash.

Employment Agreements

There are no current employment agreements or arrangements between the Company and any person.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Christopher A. Marlett	25,000	$0.38	8/14/2013

Michael J. Tomczak	3,000	$0.40	10/31/2011
	25,000	$0.3275	8/11/2012
	25,000	$0.38	8/14/2013

Director Compensation

For 2009, the Company paid its non-employee directors $6,250 per quarter, which directors were entitled to elect to take in cash or stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Total

Peter B. Mills	$25,000	$-	$25,000

Robert M. Levande	$-	$25,000	$25,000

(1)	Messrs. Tomczak and Marlett were are also named executive officers for 2009, and in accordance with SEC rules, their compensation as directors is included in the “Summary Compensation Table” above.

(2)
Mr. Levande became a director in April, 2008 and elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company.  For 2009, the number of shares issued was determined by dividing, for each quarter the compensation earned by the closing price of the Company’s stock as of the last day of the quarter.  The amounts in this column represent the aggregate grant date fair value of the shares issued in 2009, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements in this Report.  These amounts do not reflect 19,532 shares that will be issued Mr. Levande in April 2010 as compensation for his services as a director for the fourth quarter of 2009. As of December 31, 2009, Mr. Mills had 53,000 stock options outstanding and Mr. Levande had 25,000 stock options outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 23, 2010 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above and (iv) all directors and officers as a group.

Name (3)	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett	1,993,264	(4)	25.80%
Robert M. Levande	154,733	(5)	2.00%
Michael J. Tomczak	53,000	(6)	0.68%
Peter B. Mills	53,000	(7)	0.68%
All Directors and officers as a group (4 persons)	2,253,997		28.69%

Martin Stephen Walker	1,382,261	(8)	17.95%

(1)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 25, 2010 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 7,701,258 shares of common stock outstanding as of March 25, 2010.

(3)	Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd., Suite 1020, Santa Monica, CA 90401.

(4)
Includes 25,000 shares that Mr. Marlett may acquire upon exercise of stock options exercisable within 60 days of March 25, 2010 at an exercise price of $0.38 per share.  Mr. Marlett holds 827,541 of these shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 113,182 shares in a joint account with Terri Marlett.

(5)	Includes 25,000 shares that Mr. Levande may acquire upon exercise of stock options exercisable within 60 days of March 25, 2010 at an exercise price of $0.38 per share.

(6)
Includes the following shares that Mr. Tomczak may acquire upon exercise of stock options exercisable within 60 days of March 25, 2010: 3,000 shares at an exercise price of $0.40 per share; 25,000 shares at an exercise price of $0.3275 per share, and 25,000 shares at an exercise price of $0.38 per share.

(7)
Includes the following shares that Mr. Mills may acquire upon exercise of stock options exercisable within 60 days of March 25, 2010: 3,000 shares at an exercise price of $0.40 per share; 25,000 shares at an exercise price of $0.3275 per share; and 25,000 shares at an exercise price of $0.38 per share.

(8)	Mr. Walker holds 1,257,434 of these shares in a joint account with Toye A. Drewy, 100,000 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in Item 11 of this Report the information required for securities authorized for issuance under the Company’s equity plans.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, is a partner to perform accounting and administrative services.  During the year ended December 31, 2009, the Company paid this firm $43,681.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company advanced $25,000 to MDB in December 2007 for its expenses, and MDB returned the unused balance of $9,878 to the Company in April 2009. The Company recorded for 2009 general and administrative expense of $15,122 for legal expenses presented against this advance.  There have been no other payments or fees earned as a result of this agreement.  The Company also has a securities investment account with MDB, comprised of available-for-sale investments totaling $4,022,809, including short-term federal securities of $1,050,385 and certificates of deposit and corporate bonds totaling $2,972,425 at December 31, 2009.  Mr. Marlett, the Chief Executive Officer and director of the Company is the Chief Executive Officer and a director of MDB.  Mr. Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  Mr. Levande, who is officer and director of the Company, is a managing director of MDB.

Director Independence

The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements and accordingly is not required to comply with any director independence requirements.

The Board has determined that Peter Mills is "independent" under the definition of independence in Rule 5605 of the Nasdaq Stock Market Listing Rules.

Item 14.       Principal Accounting Fees and Services

Audit Fees

All audit fees are approved by the Board of Directors.  The Board of Directors has considered whether the provisions of services, including non-audit services, by the Company’s Independent Registered Public Accounting Firm is compatible with maintaining the firm’s independence and has concluded that it is.

The following table sets forth the aggregate fees billed to the Company by its Independent Registered Public Accounting Firm for each of the last two fiscal years for the categories of services indicated.

Category	2009	2008

Audit Fees(1)	$86,200	$112,400

Audit Related Fees(2)	none	none

Tax fees (3)	6,700	5,100

All Other Fees	none	none
	$92,900	$117,500

(1)
Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements on Form 10-K for fiscal years 2009 and 2008, and the review of the Company’s quarterly financial statements on Form 10-Q for periods during 2009 and 2008, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Includes audit services provided in connection with accounting consultations and internal control reviews.

(3)	Consists of professional services rendered for tax compliance.

Item 15.Exhibits, Financial Statement Schedules

1. Financial Statements
Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules
Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (6)
3.2	By-laws of the Registrant, as amended. (1)
3.3	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Form of Warrant issued to the underwriters for the Registrant’s initial public offering in November 1996. (2)
4.2	Form of Warrant Agreement relating to the Registrant’s Redeemable Common Stock Purchase Warrants. (2)
4.3	Specimen Common Stock Certificate. (2)
4.4	Form of Stock Purchase Agreement between investors and Company, dated April 18, 2008 (9)
4.5	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.6	1998 Stock Option Plan. (4)
4.7	Employee Stock Purchase Plan. (4)
4.10	Common Stock Purchase Warrant issued by the Registrant to IBM, dated December 21, 1995 (included as Exhibit I to Exhibit 10.5 herein). (2)
4.12	Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (3)
4.13	Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (3)
4.14	2000 Stock Award Plan. (2)
10.6	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.7	Asset Purchase Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (7)
10.8	Loan Agreement and Secured Promissory Note by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (7)
10.9	Security Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (6)
14.1	Code of Ethics (5)
16.1	Letter on change in certifying accountant, dated as of May 8, 2007 (9)
16.2	Letter on change in certifying accountant, dated as of July 18, 2008 (10)
23.1	Consent of SingerLewak LLP, independent registered public accounting firm*
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman*
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman*

* Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to the Registrant’s Interim Report on Form 10-Q for the quarterly period ended June 30, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 5, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.

By: /s/ Christopher A. Marlett
Christopher A. Marlett
(Principal Executive Officer)

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: March 31, 2010

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: March 31, 2010

/s/ MICHAEL J. TOMCZAK	Director
Michael J. Tomczak
Date: March 31, 2010

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: March 31, 2010

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: March 31, 2010

Integrated Surgical Systems, Inc.
Index to Financial Statements

PAGE

Report of SingerLewak LLP, Independent Registered Public Accounting Firm,for the Years Ended December 31, 2009 and 2008	F – 2

Balance Sheets at December 31, 2009 and 2008	F – 3

Statements of Operations for the Years Ended December 31, 2009 and 2008	F – 4

Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F – 5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F – 6

Notes to Financial Statements	F – 7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheets of Integrated Surgical Systems, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Integrated Surgical Systems, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

SingerLewak LLP

Los Angeles, California

March 31, 2010

Integrated Surgical Systems, Inc.
Balance Sheets
	As at December 31,
	2009	2008
Current assets:
Cash	$210,966	$3,322,358
Investment in available-for-sale securities	4,022,809	1,116,151
Other current assets	49,891	62,822
Total current assets	4,283,666	4,501,331

Total assets	$4,283,666	$4,501,331

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$13,757	$4,951
Accrued liabilities	-	3,000
Accrued stock compensation	12,500	34,066
Income taxes payable	-	800
Deferred rent - current portion	23,185	22,379
Total current liabilities	49,442	65,196

Rent deposit	8,175	8,175
Deferred rent – noncurrent	-	23,185

Total liabilities	57,617	96,556

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,701,258 and 7,474,894 shares issued and outstanding at December 31 2009 and 2008, respectively	77,012	74,749
Additional paid-in capital	64,189,575	64,101,448
Accumulated deficit	(60,214,859)	(59,943,265)
Accumulated other comprehensive income	5,825	3,347
Total stockholders’ equity	4,057,553	4,236,279
Total liabilities and stockholders’ equity	$4,283,666	$4,501,331

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations

	Year Ended December 31,
	2009	2008

Continuing Operations
General and administrative expenses	$333,756	$243,032

Loss from operations	(333,756)	(243,032)

Other income
Interest income, net	57,185	74,325
Dividend income	202	-
Realized gain on available-for-sale securities	5,575	-
Loss from continuing operations before income taxes	(270,794)	(168,707)

Income taxes	800	800

Loss from continuing operations	(271,594)	(169,507)

Discontinued operations
Income tax expense	-	(5,339)
Loss from discontinued operations	-	(5,339)

Net loss	$(271,594)	$(174,846)

Basic net loss per common share
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	-	-
	$(0.04)	$(0.03)

Diluted net loss per common share
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	-	-
	$(0.04)	$(0.03)

Weighted average number of shares outstanding
Basic	7,551,116	6,556,911
Diluted	7,551,116	6,556,911

Other Comprehensive Income	$2,478	$3,347

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Stockholders’ Equity

			Additional	Accumulated Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Income	(Deficit)/Equity

Balance at December 31, 2007	4,578,500	$45,785	$62,419,665	$-	$(59,768,419)	$-	$2,697,031

Sale of common stock, net of offering costs	2,896,394	28,964	1,662,778	-	-	-	1,691,742
Amortization of deferred compensation	-	-	19,005	-	-	-	19,005
Comprehensive income (loss)
Net loss	-	-	-	-	(174,846)	(174,846)	-
Other comprehensive income (loss)
Unrealized gain on investment in securities	-	-	-	3,347	-	3,347	-
Comprehensive income (loss)	-	-	-	-	-	(171,499)	(171,499)

Balance at December 31, 2008	7,474,894	$74,749	$64,101,448	$3,347	$(59,943,265)	$-	$4,236,279
	-	-					-
Net loss	-	-	-	-	-	-	-
Stock-based compensation	226,364	2,263	69,302	-	-	-	71,565
Amortization of deferred compensation	-	-	18,825	-	-	-	18,825
Comprehensive income (loss)
Net loss	-	-	-	-	(271,594)	(271,594)	-
Other comprehensive income (loss)
Unrealized gain on investment in securities	-	-	-	2,478	-	2,478	-
Comprehensive income (loss)	-	-	-	-	-	(269,116)	(269,116)

Balance at December 31, 2009	7,701,258	$77,012	$64,189,575	$5,825	$(60,214,859)	$-	$4,057,553

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.
Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
Cash flows from continuing operating activities
Net loss from continuing operations	$(271,594)	$(169,507)
Adjustments to reconcile net loss to cash used in continuing operating activities:
Amortization of deferred compensation	18,825	19,005
Stock based compensation	50,000	34,066
Realized gain on available-for-sale securities	(5,575)	-
Changes in assets and liabilities
Other current assets	12,931	13,511
Accounts payable	8,805	-
Accrued liabilities	(3,000)	(7,782)
Income taxes payable	(800)	(30,682)
Rent deposit received	-	8,175
Deferred rent payable	(22,379)	(217,226)
Cash used in continuing operating activities	(212,787)	(350,440)

Cash flows from continuing investing activities
Maturities of available-for-sale securities	3,810,000	-
Purchases of available-for-sale securities	(7,079,507)	(1,112,804)
Sales of available-for-sale securities	370,902	-
Cash used in continuing investing activities	(2,898,605)	(1,112,804)

Cash flows from continuing financing activities
Proceeds from sale of common stock	-	1,750,000
Offering cost	-	(58,258)
Cash provided by continuing financing activities	-	1,691,742

Cash provided by continuing operations	-	228,498

Discontinued operations
Net cash used by discontinued operating activities	-	(5,339)
Net cash used by discontinued investing activities	-	-
Net cash used by discontinued financing activities	-	-
Net cash used in discontinued operations	-	(5,339)

Net increase (decrease) in cash	(3,111,392)	223,159

Cash at beginning of period	3,322,358	3,099,199

Cash at end of period	$210,996	$3,322,358

Supplemental disclosures of cash flow information:
Income taxes paid	$800	$35,339
Unrealized gain on available-for-sale securities	$2,478	$3,347

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.
Notes to Financial Statements

1.	Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  The Company’s products were authorized to be sold through international distributors to hospitals and clinics in European Union member countries and Australia, Canada, India, Israel, Japan, Korea, New Zealand, Switzerland and South Africa.

On June 28, 2007, the Company completed the sale of substantially all of its assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination if a suitable candidate for the combination is located.

On June 28, 2007, the stockholders approved the liquidation of the Company if the Company was unable to complete an acquisition or similar transaction within one year of the sale of its assets.  With this approval, the stockholders also granted the Board of Directors the authority to delay, revoke or abandon any decision to liquidate without further stockholder action if it determined that the liquidation was not in the best interests of the Company or its stockholders.  The Board of Directors has determined that it currently is not in the best interests of the Company and its stockholders to liquidate the Company.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements reflect the operating results and financial position of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements include all the accounts of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include savings, checking, and money market accounts held in three financial institutions.  The Company has a checking account and a savings account at one institution with combined balances of approximately $161,700 at December 31, 2009.  The Company has a savings account in another financial institution with a balance of $24,000 at December 31, 2009.  The funds in these accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution.  The Company has a money market account in a brokerage account with a third financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $25,000 at December 31, 2009.  These funds are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, including up to $100,000 for cash.  The non-cash portion of this account portfolio was valued at approximately $4,023,000 at December 31, 2009, of which as of that date approximately $475,000 was covered by SIPC protection available after covering the cash balance, leaving $3,548,000 uninsured.

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities, which is accounted for in accordance with Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with ASC 718, “Compensation – Stock Compensation.”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Stock-based costs with future service periods are recognized as the equity awards vest over their service period.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when realization is not considered more likely than not.

Effective January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes.”  ASC 740 (previously FIN 48, “Accounting for Uncertainty in Income Taxes”) clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC 740, “Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to classify expenses as a result of income tax assessments as interest expense for interest charges and as penalties in general and administrative expenses for penalty assessments.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted a new accounting standard regarding business combinations.  As codified under Financial Accounting Standards Board (“FASB”) ASC 805 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 revised 2007, “Business Combinations”), this update establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. This update also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting standard did not have any impact on the results of operations and financial conditions of the Company.

Effective January 1, 2009, the Company adopted an accounting standard that establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). FASB ASC 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”) also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. This accounting standard requires the Company to report any non-controlling interests as a separate component of stockholders’ equity. The Company is also required to present any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. This accounting standard update applies prospectively to interim and annual reporting periods beginning on or after December 15, 2008.  The adoption of this accounting standard did not have any impact on the results of operations and financial condition of the Company.

Effective January 1, 2009, the Company adopted an accounting standard that amends and expands the disclosure requirements related to derivative instruments and hedging activities, as codified in FASB ASC 161-10 (formerly SFAS No. 161 “Disclosures about Derivative and Hedging Activities”).  This accounting standard requires qualitative disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of this standard did not have any impact on the results of operations and financial conditions of the Company.

Effective April 1, 2009, the Company adopted new accounting standards for subsequent events, as codified in FASB ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”).  This update establishes standards of accounting and disclosure of events after the balance sheet date but before financial statements are issued and requires disclosure of the date through which subsequent events have been evaluated and the basis for the date.  Effective July 1, 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, FASB ASC 105, (formerly SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”) This standard does not change GAAP.  Rather, it defines the accounting standards codification, which became the source of authoritative GAAP to be applied by nongovernmental entities.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the period ended September 30, 2009.  As the Codification was not intended to change of alter existing GAAP, it did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures”, an update to FASB ASC 820-10 “Fair Value Measurements and Disclosures-Overall”.   This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  This accounting update did not have any impact on the results of operations and financial condition of the Company.

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

Common stock equivalents for convertible preferred stock of 658,188 shares and 707,966 shares, respectively, would have been dilutive if the Company did not have a net loss for 2009 and 2008.

A warrant for 30,000 shares, and stock options of 159,000 and 161,000 were excluded from the calculation of loss per share for 2009 and 2008, respectively, because their effect was anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2009:
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$1,049,350	$1,674	$(640)	$1,050,384
Corporate securities	374,468	2,766	(16)	377,218
Certificates of deposit	2,593,166	4,785	(2,744)	2,595,207
	$4,016,984	$9,225	$(3,400)	$4,022,809

The Company’s investment portfolio has thirteen positions with an unrealized loss as of December 31, 2009.

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of December 31, 2009, are as follows:

	Cost	Fair Value
Due within one year	$1,410,508	$1,410,303
Due after one year through three years	2,075,759	2,081,772
Due after three years	530,717	530,734
	$4,016,984	$4,022,809

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with FASB ASC 820, the Company measures its cash and investments in available-for-sale securities at fair value. The Company’s cash and investments in available-for-sale securities are classified within Level 1 by using quoted market prices utilizing market observable inputs.

5.  Common Stock

On April 25, 2008, the Company sold an aggregate of 2,896,394 shares of common stock at $0.6042 per share, for an aggregate purchase price of $1,750,000.  The Company incurred $58,258 of expenses in connection with the offering.  Certain of the investors are directors and affiliated with the advisory services firm that has provided investment banking services to the Company.

On July 29, 2009, August 19, 2009 and December 22, 2009, the Company issued 68,480, 23,150, and 21,552 respectively, shares of common stock as compensation to each of two directors.  Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The number of shares issued shares total 226,364, and were valued at an average of $0.32 per share at the time of issue, or a total value of $71,565.

6.  Convertible Preferred Stock

The Company’s Certificate of Incorporation authorized 1,000,000 shares of undesignated, serial preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any further vote or action by the Company’s stockholders.

As of December 31, 2009 and 2008, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

The Series G stock has a stated value of $1,000 per share, and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion ("Beneficial Conversion Feature"), subject to a maximum conversion price. The number of shares of common stock that may be converted is determined by dividing the stated value of the number of shares of Series G to be converted by the conversion price. The Company may elect to pay the Series G holder in cash at the current market price multiplied by the number of shares of common stock issuable upon conversion.

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

For the years ended December 31, 2009 and 2008, no shares of Series G were converted into shares of common stock.  At December 31, 2009 and 2008, the outstanding Series G shares were convertible into a minimum of 658,188 and 707,966 shares of common stock, respectively.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  As such redemption is not in control of the Company, the Series G preferred stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

7.  Stock-based compensation

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants.  The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination.  As of December 31, 2009 the plan had expired therefore, no options were available for future grant. The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. Exercised, forfeited/expired or cancelled shares may be reissued under the 2000 Plan.  As of December 31, 2009 and December 31, 2008, the 2000 Plan had 98,046 options available for future grant.

Under both the 1998 Plan and the 2000 Plan, exercise prices of incentive stock options may not be less than 100% and exercise prices of non-statutory stock options may not be less than 85% of the fair market value of the common stock on the date of the grant.  For persons owning 10% or greater of the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant. Both plans are administered by the Company's board of directors.

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  Prior to adoption of FASB ASC 718, the Company accounted for forfeitures as they occurred, as permitted under FASB ASC 718.  The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company’s financial statements for 2009.

Options outstanding or options forfeited/expired may be from expired plans.  For 2009, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	161,000	$0.97
Granted	-	$-
Expired and forfeited	2,000	$33.91
Exercised	-	$-
Outstanding at end of period	159,000	$0.55	3.19	$43,335

Exercisable at December 31, 2009	159,000	$0.55	3.19	$43,335

All of the Company’s outstanding options were vested at December 31, 2009.

The Company recorded stock-based compensation expense related to its stock options, which is included in general and administrative expenses, for 2009 and 2008, of $18,825 and $19,005, respectively.

The weighted-average grant-date fair value of options granted during the years 2009 and 2008 were $0.27 and $0.30, respectively.  The Company’s stock options have no intrinsic value as of December 31, 2009.

As of December 31, 2009, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 12/31/09	Weighted-Average Exercise Price	Number Exercisable at 12/31/09	Weighted-Average Exercise Price
0.00-9.99	3.2	158,000	$0.36	158,000	$0.36
10.00-30.00	0.2	1,000	30.00	1,000	30.00
	3.2	159,000	$0.55	159,000	$0.55

The following is a summary of the status of the Company’s non-vested options as of December 31, 2009, and changes during 2009:
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	100,000	$0.30
Granted	-	-
Expired and Forfeited	-	-
Vested	100,000	$0.30
Non-vested at end of year	-	$-

The 100,000 options that became vested in 2009 are stock options granted to directors in August 2008, which expire in August 2013 and have an exercise price of $0.38 per share.  The Company had previously issued 30,000 warrants in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

No stock options were granted during 2009.  The following weighted average assumptions were used for the Black-Scholes valuation of the options granted during 2008:

2008

Risk-free interest rate	3.11%
Expected life of options	5 years
Annualized volatility	108.95%
Dividends	-

During 2008, the Company agreed to compensate two of its directors with common stock in lieu of cash compensation and accrued $34,066 as of December 31, 2008 for such compensation.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on March 31, 2009.  The closing stock price on March 31, 2009 was $0.34, resulting in compensation of 50,098 shares to each of the two directors for 2008.  These shares were issued on July 29, 2009.  These two directors also elected to receive their director compensation in the form of common stock for 2009.  The number of shares was determined based upon the cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter.  The Company recorded stock-based compensation for 2009 related to these shares of common stock of $50,000 in total.  A total of 63,084 shares were issued to each director for the first three quarters of 2009, at an average share price of $0.30.  The closing stock price on December 31, 2009 was $0.32 resulting in compensation of 19,532 shares to each of the two directors for the fourth quarter of 2009.  These shares have not been issued as of the date of these financial statements.

8.  Income Taxes

Income tax expense consisted of the following for the periods indicated:

	Federal	California	Total

Current provision	-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	-	$800	$800

As of December 31, 2009 and December 31, 2008, the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets are comprised of the following components:

	2009	2008
Current
Current state taxes	$-	$800
Accrued and other related costs	9,000	13,200
Total current	9,000	14,000

Non-current
Fixed assets and intangibles	58,000	29,000
Net operating loss carryforward	16,082,000	17,317,000
Research and development credit	1,556,000	1,243,000
Total non-current	17,696,000	18,589,000

Total deferred tax asset	17,705,000	18,603,000

Less valuation allowance	(17,705,000)	(18,603,000)

Net deferred tax asset	$-	$-

The Company must also make judgments as to whether the deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria.  The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors.  If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has  established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

In July 2006, the FASB issued authoritative guidance on accounting for uncertainty in income taxes, contained in ASC 740-10, which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  The guidance further prescribes the benefit to be realized assuming a review by tax authorities having all relevant information and applying current conventions.  The interpretation also clarifies the financial statements classification of tax related penalties and interest and set forth new disclosures regarding unrecognized tax benefits.  The adoption of ASC 740-10 did not have a material impact on our results of operations, consolidated financial position or cash flow.

At December 31, 2009 the Company had net operating loss carryforwards of approximately $45,600,000 and $9,760,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year through their expiration in 2010 to 2029 subject to limitations of Sec 382 of the Internal Revenue Code.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards. The Company is currently analyzing whether a change occurred and the related impact on its gross deferred tax assets, if any. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

In addition, the Company has research and development credits aggregating $1,556,000 for income tax purposes at December 31, 2009, which includes a 15% haircut for potentially ineligible R&D credits.  Such credits may be used to reduce taxes payable if any, in future years through their expiration in 2029.

For 2009 and 2008, the provision for income taxes on the statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2009	2008

Federal expense expected at statutory rate	$(91,521)	$(57,632)
State income taxes, net of Federal benefit	(15,705)	(9,249)
Other	528	654
Change in valuation allowance	107,498	67,027

Effective Income Tax	$800	$800

9.  Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who is an officer and director, is a partner to perform accounting and administrative services.  During the years ended December 31, 2009 and 2008, the Company paid this firm $43,681 and $13,486, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company advanced $25,000 to MDB in December 2007 for its expenses, and MDB returned the unused balance of $9,878 to the Company in April 2009.  The Company recorded for 2009 general and administrative expense of $15,122 for legal expenses presented against this advance.  There have been no other payments or fees earned as a result of this agreement.  The Company also has a securities investment account with MDB, comprised of available-for-sale investments totaling $4,022,809, including short-term federal securities of $1,050,385 and certificates of deposit and corporate bonds totaling $2,972,425 at December 31, 2009, and available-for-sale investments totaling $1,116,151 comprised of short-term federal securities at December 31, 2008.  Mr. Marlett, the Chief Executive Officer and director of the Company is the Chief Executive Officer and a director of MDB.  Mr. Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB. Mr. Levande, who is officer and director of the Company, is a managing director of MDB.

10.  Fair Value Measurement

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly No. 157, “Fair Value Measurements”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FASB ASC 820 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The carrying value of accounts receivable, cash accounts, other current assets, accounts payable, deferred rent, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

FASB ASC 825 “Financial Instruments” (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) permits entities to choose to measure at fair value many financial instruments and certain other items that had previously not been required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. FASB ASC 825 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted by FASB ASC 825, the Company has elected not to use the fair value option to measure the Company’s available-for-sale securities and will continue to report under FASB ASC 320, “Investments-Debt and Equity Securities”. The Company has made this election because it believes the nature of its financial assets and liabilities are not so complex that they would benefit from a change in valuation to fair value.

11.  Commitments and Contingencies

Lease

As of December 31, 2009, the Company was committed for future minimum rent under the lease for their former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010.  The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company’s continuing operations.  The minimum payments are as follows:

	Lease	Sublease net of sublease subsidy payments	Net

2010	$97,875	$73,875	$24,000

Other

On January 8, 2009, plaintiffs John Cazares and Eduardo Jorrin filed a complaint in the Superior Court of California, County of Sacramento, seeking damages for pain and suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000, in connection with an automobile accident.  The Company was named a co-defendant in the matter, together with Ramesh Trivedi.  On March 9, 2010, the Court granted the Company’s motion for summary judgment, and judgment on the motion will be entered within 30 days from the granting of the motion.  Plaintiffs have 60 days from the date judgment is entered on the motion to appeal the grant of summary judgment, and unless the grant of summary judgment is successfully appealed, the Company is no longer a defendant in the matter.

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.