Form 10-Q
period 2010-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2010-05-07
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ______

Commission file number: 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

401 Wilshire Blvd., Suite 1020
Santa Monica, California	90401
(Address of Principal Executive Offices)	(Zip Code)

(310) 526-5000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☑ NO☐

As of May 5, 2010 there were 7,701,258 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Integrated Surgical Systems, Inc.

Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$149,097	$210,966
Investment in available-for-sale securities	4,076,364	4,022,809
Other current assets	34,232	49,891
Total current assets	$4,259,693	$4,283,666

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$20,436	$13,757
Accrued liabilities	15,000	-
Accrued stock compensation	25,000	12,500
Deferred rent	17,428	23,185
Total current liabilities	77,864	49,442

Rent deposit	8,175	8,175

Total liabilities	86,039	57,617

Commitments and Contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,701,258 shares issued and outstanding at March 31, 2010 and December 31, 2009	77,012	77,012
Additional paid-in capital	64,189,575	64,189,575
Accumulated deficit	(60,278,506)	(60,214,959)
Accumulated other comprehensive income	17,077	5,825
Total stockholders’ equity	4,173,654	4,057,553
Total liabilities and stockholders’ equity	$4,259,693	$4,283,666

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2010	2009

Operating Expenses

General and administrative expenses	$85,642	$133,420

Loss from operations	(85,642)	(133,420)

Other income (loss)
Interest and dividend income, net	21,866	9,737
Realized gain (loss) on available-for-sale securities	927	(615)

Loss before income taxes	(62,848)	(124,298)

Income taxes	800	800

Net Loss	$(63,648)	$(125,098)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$11,252	$(3,907)

Comprehensive income	$(52,396)	$(129,005)

Basic net loss per common share	$(0.01)	$(0.02)

Diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	7,701,258	7,474,894
Diluted	7,701,258	7,474,894

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(63,648)	$(125,098)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	-	7,530
Stock-based compensation	12,500	12,500
Realized gain (loss) on available-for-sale securities	(927)	615
Changes in assets and liabilities
Other current assets	15,657	13,247
Accounts payable	6,680	21,394
Accrued liabilities	15,000	10,235
Income taxes payable	-	(800)
Deferred rent payable	(5,756)	(5,500)
Cash used in operating activities	(20,494)	(65,877)

Cash flows from investing activities
Purchases of available-for-sale securities	(1,797,954)	(544,761)
Sales of available-for-sale securities	139,579	-
Maturities of available-for-sale securities	1,617,000	785,000
Cash provided by (used in) investing activities	(41,375)	240,239

Net increase (decrease) in cash and cash equivalents	(61,869)	174,362

Cash and cash equivalents at beginning of period	210,966	3,322,358

Cash and cash equivalents at end of period	$149,097	$3,496,720

Supplemental cash flow disclosure:

Cash paid for income taxes	$800	$1,600

Supplemental non-cash disclosure

Unrealized gain (loss) on available-for-sale securities	$11,252	$(3,907)

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

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2010 and results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and  analysis in the Company’s Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of the results for a full year.

The financial statements include all the accounts of the Company.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period.  Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

 In August 2009, the Financial Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures”, an update to FASB ASC 820-10 “Fair Value Measurements and Disclosures-Overall”.   This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  This accounting update did not have any impact on the results of operations and financial condition of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Adoption of this new guidance did not, and the Company expects that it will not, have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.   This guidance amends the disclosure requirements related to subsequent events  reported by Securities and Exchange Commission filers and removes the requirement to disclose the date through which subsequent events have been evaluated when filing revised financial statements.  This will become effective for annual periods ending after  June 15, 2010.   Adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 660,769 shares were excluded from the calculation of loss per share for the three month periods ended March 31, 2010 and 2009 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 and 160,000 were excluded from the calculation of loss per share for the three month period ended March 31, 2010 and 2009, respectively, because their effect was anti-dilutive.

4.   Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of March 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$1,247,474	$2,949	$(609)	$1,249,814
Corporate securities	566,694	4,282	(161)	570,815
Certificates of deposit	2,245,119	16,624	(6,008)	2,255,735
	$4,059,287	$23,855	$(6,778)	$4,076,364

The Company’s investment portfolio had a gross realized gain of $927 and a loss of $615 for the three months ended March 31, 2010 and 2009, respectively.

The Company’s investment portfolio has twenty-one positions with an unrealized loss as of March 31, 2010.

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of March 31, 2010, are as follows:

	Cost	Fair Value
Due within one year	$1,823,333	$1,822,031
Due after one year through three years	684,671	688,013
Due after three years	1,551,283	1,566,320
	$4,059,287	$4,076,364

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

·	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

·	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

·	Level 3 - Unobservable inputs which are supported by little or no market activity.

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

5.  Common Stock

On July 29, 2009, August 19, 2009 and December 22, 2009, the Company issued 68,480, 23,150, and 21,552 respectively, shares of common stock as compensation to each of two directors.  Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The number of shares issued shares total 226,364, and the shares were valued at an average of $0.32 per share at the time of issue, or a total value of $71,565.

6.   Convertible Preferred Stock

The Company’s Certificate of Incorporation authorizes 1,000,000 shares of undesignated, serial preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and designation of any such series without any further vote or action by the Company’s stockholders.

As of March 31, 2010 and December 31, 2009, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three month period ended March 31, 2010 and the year ended December 31, 2009, no shares of Series G were converted into shares of common stock.  At March 31, 2010 and December 31, 2009, the outstanding Series G shares were convertible into a minimum of 660,769 and 658,188 shares of common stock, respectively.

Upon a change in control, sale of substantially all assets, or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  As such redemption is not in control of the Company, the Series G preferred stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

7.   Stock-based compensation

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants.  The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination.  As of March 31, 2010 the plan had expired, and therefore no options were available for future grant. The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. Exercised, forfeited/expired or cancelled shares may be reissued under the 2000 Plan.  As of March 31, 2010 and December 31, 2009, the 2000 Plan had 98,046 options available for future grant.

Under both the 1998 Plan and the 2000 Plan, exercise prices of incentive stock options may not be less than 100% and exercise prices of non-statutory stock options may not be less than 85% of the fair market value of the common stock on the date of the grant.  For persons owning 10% or more than the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant. Both plans are administered by the Company's board of directors.

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  Prior to adoption of FASB ASC 718, the Company accounted for forfeitures as they occurred, as permitted under FASB ASC 718.  The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company’s financial statements for the three months ended March 31, 2010.

Options outstanding or options forfeited/expired may be from expired plans.  For the three months ended March 31, 2010, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	159,000	$0.55
Granted	-	$-
Expired and forfeited	1,000	$30.00
Exercised	-	$-
Outstanding at end of period	158,000	$0.36	2.96	$43,335

Exercisable at March 31, 2010	158,000	$0.36	2.96	$43,335

All of the Company’s granted and outstanding options were vested at March 31, 2010.

The Company recorded stock-based compensation expense related to its stock options, which is included in general and administrative expenses for the three months ended March 31, 2009, of $7,530, and did not record expense related to stock options for the three months ended March 31, 2010.

As of March 31, 2010, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 3/31/2010	Weighted-Average Exercise Price	Number Exercisable at 3/31/2010	Weighted-Average Exercise Price
0.00-9.99	2.96	158,000	$0.36	158,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2009 and 2010.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter.   The closing stock price on December 31, 2009 was $0.32 resulting in compensation of 19,532 shares to each of the two directors for the fourth quarter of 2009.  These shares have not been issued as of the date of these financial statements.  The Company recorded stock-based compensation for the three months ending March 31, 2010 of $12,500 total for two directors.  The closing stock price on March 31, 2010 was $0.30 resulting in compensation of 20,834 shares to each of two directors for the three months ended March 31, 2010.  These shares have not been issued as of the date of these financial statements.

8. Income Taxes

The Company accounts for income taxes under ASC 740 “Accounting for Income Taxes.”  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s financial statements and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of December 31, 2009, the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Federal and state income tax returns for the years ended December 31, 2009, 2008 and 2007 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the three months ended March 31, 2010.

Income tax expense consisted of the following for the periods indicated:

	Federal	California	Total

Current provision	-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	-	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties benefits in general and administrative expenses.  There were no interest and penalties recorded for the three months ended March 31, 2010 and 2009.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

9. Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who is a director of the Company, is a partner to perform accounting services.  During the three months ended March 31, 2010 and 2009, the Company incurred expenses from this firm of $5,300 and $6,000, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, comprised of (a) available-for-sale investments totaling $4,076,364, including short-term federal securities of $1,249,814 and certificates of deposit and corporate bonds totaling $2,826,550, at March 31, 2010, and (b) available-for-sale investments totaling $871,390 comprised of short-term federal securities at March 31, 2009.  Mr. Marlett, the Chief Executive Officer and director of the Company is the Chief Executive Officer and a director of MDB.  Mr. Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for the three months ended March 31, 2010.  Mr. Levande, who is officer and director of the Company, is a managing director of MDB.

10. Fair Value of Financial Instruments

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

11. Commitments and Contingencies

Lease

As of March 31, 2010, the Company was committed for future minimum rent under the lease for its former manufacturing, warehouse and administrative space, net of sublease income, plus subsidy payments by the Company to the sublessor, through December 31, 2010.  The present value of the future minimum rent under the lease, net of sublease income, was charged to general and administrative expenses in connection with the Company’s continuing operations.  The minimum rent payments are as follows:

	Lease	Sublease, net of sublease subsidy payments	Net
April 1, 2010 through December 31, 2010	$73,575	$55,575	$18,000

Other

On January 8, 2009, plaintiffs John Cazares and Eduardo Jorrin filed a complaint in the Superior Court of California, County of Sacramento, seeking damages for pain and suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000, in connection with an automobile accident.  The Company was named a co-defendant in the matter, together with Ramesh Trivedi.  On March 9, 2010, the Court granted the Company’s motion for summary judgment.  Plaintiffs had 60 days from the date judgment was entered to appeal the grant of summary judgment.  The plaintiffs and the Company entered into an agreement whereby the plaintiffs agreed to waive any right to appeal the grant of summary judgment in return for the defendant’s agreement to waive recoverable costs.

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the software industry and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “on target,” “envisions,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC.

Overview

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

As of March 31, 2010, the Company had no employees.

For the three months ended March 31, 2010, the Company’s general and administrative expenses consisted primarily of its continuing expenses to maintain its public company status, the cost to maintain a lease agreement for the facility the Company used while the Company was an operating company offset by a sublease for the same space.  The Company retained the lease obligation as part of the sale of substantially all of its assets.  The sublease agreement provides for the sublessee to pay the lessor each month for the rent owed by the Company under its lease through December 31, 2010, the duration of the lease term.  As an incentive to agree to the sublease, the Company has agreed to pay the sublessor $2,000 each month its rent is paid.

Results of Operations

Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010 and 2009 the Company had a net loss of $63,648 and $125,098, respectively.  General and administrative expenses were $85,642 and $133,420 for the three months ended March 31, 2010 and 2009, respectively.  Legal fees decreased by approximately $13,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2010 due to an effort to control the Company’s costs.   Stock-based compensation decreased by approximately $7,500 from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 due to the full amortization of stock options in 2009.  Accounting and accounting consulting fees decreased by approximately $28,000 from the three months ended March 31, 2009 compared to the three months ended March 31, 2010, due primarily to a timing difference in costs for independent accountant and bookkeeping services. Net interest income was $22,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively.  The increase of approximately $12,000 in the current period was due to a higher percentage of funds being invested in bonds yielding a higher return than in the same period of the previous year.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $149,000 as of March 31, 2010 may not provide sufficient working capital for the Company to meet its operating plan for the balance of 2010.  However short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable combination, the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur losses from continuing operations in the next 12 months, until it enters into a business combination or until its liquidation.

Cash used in operating activities was $20,494 and $65,877 for the three months ended March 31, 2010 and 2009, respectively. Cash used in operating activities for the three months ended March 31, 2010 was due primarily to the Company’s net loss from operations of $63,648 offset by adding back non-cash expenses of $11,573 and by changes in assets and liabilities of $31,582, consisting of a decrease in other current assets of $15,657, an increase in accounts payable of $6,680, an increase in accrued liabilities of $15,000, and a decrease in deferred rent payable of $5,756.  Cash used in operating activities for the three months ended March 31, 2009 was due primarily to the Company’s net loss from operations of $125,098 offset by adding back non-cash expenses of $20,645 and by changes in assets and liabilities of $38,576, consisting primarily of a decrease in other current assets of $13,247, an increase in accounts payable of $21,394 an increase in accrued liabilities of $10,235, a decrease in income tax payable of $800, and a decrease in deferred rent payable of $5,500.

Cash used in investing activities for the three months ending March 31, 2010 of $41,375 was from the purchase of available-for-sale securities of $1,797,954, offset by the maturity and sale of available-for-sale securities of $1,756,579.

The Company does not have any material commitments for capital expenditures.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, liquidity or capital resources that are material to its investors.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2009.  Interim results are not necessarily indicative of the results for a full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

As of March 31, 2010, the Company held $149,097 in money market, savings and checking accounts.  The Company has a checking account and a savings account at one major banking institution with combined balances of $120,304 at March 31, 2010.  The Company has a savings account in another major banking institution with a balance of $18,000 at March 31, 2010.  These checking and savings accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 per institution.  The Company has a money market account in a brokerage account with a third financial institution, with a balance of $10,794 at March 31, 2010.  The funds in the money market account at this institution are guaranteed by the Securities Investor Protection Corporation up to $500,000.  The Company had no uninsured funds at March 31, 2010.

Item 4T. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of March 31, 2010, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 8, 2009, plaintiffs John Cazares and Eduardo Jorrin filed a complaint in the Superior Court of California, County of Sacramento, seeking damages for pain and suffering, emotional distress, past and future medical expenses and past and future loss of earnings totaling approximately $30,000,000, in connection with an automobile accident.  The Company was named a co-defendant in the matter, together with Ramesh Trivedi.  On March 9, 2010, the Court granted the Company’s motion for summary judgment.  Plaintiffs had 60 days from the date judgment was entered to appeal the grant of summary judgment.  The plaintiffs and the Company entered into an agreement whereby the plaintiffs agreed to waive any right to appeal the grant of summary judgment in return for the defendants’ agreement to waive recoverable costs.

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated:  May 7, 2010