Form 10-Q
period 2010-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2010-08-11
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ or No ☐

As of August 6, 2010 there were 7,822,314 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the six months ended June 30, 2010

Table of Content

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets Current assets:
Cash	$97,339	$210,966
Investment in available-for-sale securities	4,091,856	4,022,809
Other current assets	31,197	49,891
Total current assets	$4,220,392	$4,283,666

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$62,579	$13,757
Accrued stock compensation	12,500	12,500
Deferred rent	11,606	23,185
Total current liabilities	86,685	49,442

Rent deposit	8,175	8,175

Total liabilities	94,860	57,617

Commitments and Contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,781,990 and 7,701,258 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	77,819	77,012
Additional paid-in capital	64,213,768	64,189,575
Accumulated deficit	(60,350,396)	(60,214,859)
Accumulated other comprehensive income	15,845	5,825
Total stockholders’ equity	3,957,036	4,057,453
Total liabilities and stockholders’ equity	$4,220,392	$4,283,666

See accompanying notes to financial statements.

Table of Content

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Six Months ended June 30,
	2010	2009

Operating Expenses

General and administrative expenses	$173,831	$216,193

Loss from operations	(173,831)	(216,193)

Other income (loss)
Interest and dividend income, net	39,342	24,280
Realized gain (loss) on available-for-sale securities	(249)	2,252

Loss before income taxes	(134,738)	(189,661)

Income taxes	800	800

Net Loss	$(135,538)	$(190,461)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$10,019	$(2,241)

Comprehensive loss	$(125,519)	$(192,702)

Basic net loss per common share	$(0.02)	$(0.03)

Diluted net loss per common share	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic	7,714,092	7,474,894
Diluted	7,714,092	7,474,894

See accompanying notes to financial statements.

Table of Content

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended June 30,
	2010	2009

Operating Expenses

General and administrative expenses	$88,190	$82,772

Loss from operations	(88,190)	(82,772)

Other income (loss)
Interest and dividend income, net	17,476	14,543
Realized gain (loss) on available-for-sale securities	(1,176)	2,867

Loss before income taxes	(71,890)	(65,362)

Income taxes	-	-

Net Loss	$(71,890)	$(65,362)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$(1,232)	$1,666

Comprehensive loss	$(73,122)	$(63,696)

Basic net loss per common share	$(0.01)	$(0.01)

Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	7,726,785	7,474,894
Diluted	7,726,785	7,474,894

See accompanying notes to financial statements.

Table of Content

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(135,538)	$(190,461)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	-	15,060
Stock-based compensation	25,000	-
Realized (gain) loss on available-for-sale securities	249	(2,252)
Changes in assets and liabilities
Other current assets	18,693	43,582
Accounts payable	48,824	843
Accrued liabilities	-	12,113
Accrued stock compensation	-	25,000
Income taxes payable	-	(800)
Deferred rent payable	(11,579)	(11,062)
Cash used in operating activities	(54,351)	(107,977)

Cash flows from investing activities
Purchases of available-for-sale securities	(3,217,748)	(2,014,661)
Sales of available-for-sale securities	405,472	105,650
Maturities of available-for-sale securities	2,753,000	1,505,000
Cash used in investing activities	(59,276)	(404,011)

Net decrease in cash and cash equivalents	(113,627)	(511,988)

Cash and cash equivalents at beginning of period	210,966	3,322,358

Cash and cash equivalents at end of period	$97,339	$2,810,370

Supplemental cash flow disclosure:

Cash paid for income taxes	$800	$1,600

Supplemental non-cash disclosure:

Unrealized gain (loss) on available-for-sale securities	$10,019	$(2,241)

See accompanying notes to financial statements.

Table of Content

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

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2010 and results of operations and cash flows for the six months and three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of the results for a full year.

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

Table of Content

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Adoption of this new guidance did not, and the Company expects that it will not, have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.   This guidance amends the disclosure requirements related to subsequent events reported by Securities and Exchange Commission filers and removes the requirement to disclose the date through which subsequent events have been evaluated when filing revised financial statements.  This became effective for interim or annual periods ending after June 15, 2010.   Adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 679,419 were excluded from the calculation of loss per share for the six months and three months periods ended June 30, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.  Common stock equivalents for convertible preferred stock of 734,187 shares were excluded from the calculation of loss per share for the six months and three months ended June 30, 2009 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 and 160,000 were excluded from the calculation of loss per share for the six months and three months ended June 30, 2010 and 2009, respectively, because their effect was anti-dilutive.

4.	Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of June 30, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$630,248	$3,156	$-	$633,404
Corporate securities	984,966	3,980	(2,086)	986,860
Certificates of deposit	2,460,798	19,480	(8,686)	2,471,592
	$4,076,012	$26,616	$(10,772)	$4,091,856

The Company’s investment portfolio had a gross realized loss of $249 and a gain of $2,252 for the six months ended June 30, 2010 and 2009, respectively.  The Company’s investment portfolio had a realized loss of $1,176 and a gain of $2,867 for the three months ended June 30, 2010 and 2009, respectively.  The Company’s investment portfolio has seventeen positions with an unrealized loss as of June 30, 2010.

Table of Content

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of June 30, 2010, are as follows:

	Cost	Fair Value
Due within one year	$1,950,779	$1,945,882
Due after one year through three years	1,634,628	1,650,614
Due after three years	490,605	495,360
	$4,076,012	$4,091,856

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly “SFAS No. 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

On May 25, 2010 and June 8, 2010, the Company issued 19,532 and 20,834 respectively, shares of common stock as compensation to each of two directors.  Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The number of shares issued total 80,732 for the six months and three months ended June 30, 2010, and the shares were valued at an average of $0.31, or a total value of $25,000.  The shares were valued at the closing price on the last day of each quarter for which the shares were earned. There were no shares issued during the six months and three months ended June 30, 2009.

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

As of June 30, 2010 and December 31, 2009, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

The Series G has a stated value of $1,000 per share, and is convertible into common stock at a conversion price equal to 80% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion ("Beneficial Conversion Feature"), subject to a maximum conversion price. The number of shares of common stock that may be converted is determined by dividing the stated value of the number of shares of Series G to be converted by the conversion price. The Company may elect to pay the Series G holder in cash at the current market price multiplied by the number of shares of common stock issuable upon conversion.

Table of Content

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

For the six month period ended June 30, 2010 and the year ended December 31, 2009, no shares of Series G were converted into shares of common stock.  At June 30, 2010 and December 31, 2009, the outstanding Series G shares were convertible into a minimum of 679,419 and 658,188 shares of common stock, respectively.

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

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants.  The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date of grant and must be exercised within 30 days of termination.  As of June 30, 2010 the plan had expired, and therefore no options were available for future grant. The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company.  Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination.  Exercised, forfeited/expired or cancelled shares may be reissued under the 2000 Plan.  As of June 30, 2010 and December 31, 2009, the 2000 Plan had 98,046 options available for future grant.

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

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  Prior to adoption of FASB ASC 718, the Company accounted for forfeitures as they occurred, as permitted under FASB ASC 718.  The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company’s financial statements for the six months ended June 30, 2010.

Options outstanding or options forfeited/expired may be from expired plans.  For the six months ended June 30, 2010, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	159,000	$0.55
Granted	-	$-
Expired and forfeited	1,000	$30.00
Exercised	-	$-
Outstanding at end of period	158,000	$0.36	2.72	$43,335

Exercisable at June 30, 2010	158,000	$0.36	2.72	$43,335

All of the Company’s granted and outstanding options were vested at June 30, 2010.

The Company recorded stock-based compensation expense related to its stock options, which is included in general and administrative expenses for the six months and three months ended June 30, 2009, of $15,060 and $7,530, respectively, and did not record expense related to stock options for the six months and three months ended June 30, 2010.

Table of Content

As of June 30, 2010, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding at 6/30/2010	Weighted- Average Exercise Price	Number Exercisable at 6/30/2010	Weighted- Average Exercise Price
0.00-9.99	2.72	158,000	$0.36	158,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2009 and 2010.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter.  The closing stock price on December 31, 2009 was $0.32 resulting in compensation of 19,532 shares to each of the two directors for the fourth quarter of 2009, and shares were issued on May 25, 2010.  The Company recorded stock-based compensation for the three months ended March 31, 2010 of $12,500 total for two directors.  The closing stock price on March 31, 2010 was $0.30 resulting in compensation of 20,834 shares to each of two directors for the three months ended March 31, 2010, and shares were issued on June 8, 2010.  The Company recorded stock-based compensation for the three months ended June 30, 2010 of $12,500 total for two directors.  The closing stock price on June 30, 2010 was $0.31 resulting in compensation of 20,162 shares to each of two directors for the three months ended June 30, 2010, and shares were issued on July 9, 2010.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the six months ended June 30, 2010.  The tax benefit for the six months ended June 30, 2010 is approximately $42,000.  This tax benefit was fully reserved and resulted in a net tax expense of $0 for the six months ended June 30, 2010.

Income tax expense consisted of the following for the periods indicated:

	Federal	California	Total

Current provision	-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	-	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the six months ended June 30, 2010 and 2009.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

Table of Content

9.   Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Mr. Michael Tomczak, who is a director of the Company, is a partner to perform accounting services.  During the six months and three months ended June 30, 2010, the Company incurred expenses from this firm of $5,758 and $458, respectively, and in the six months and three months ended June 30, 2009, the Company incurred expenses from this firm of $19,463 and $6,000, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, comprised of (a) available-for-sale investments totaling $4,091,856, including short-term federal securities of $633,404 and certificates of deposit and corporate bonds totaling $3,458,452, at June 30, 2010, and (b) available-for-sale investments totaling $4,022,809 comprised of short-term federal securities of $1,050,385 and certificates of deposit and corporate bonds totaling $2,972,425 at December 31, 2009.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $18,000 and $9,000 for the six months and three months ended June 30, 2010, respectively.  There was no such reimbursement expense for the six months and three months ended June 30, 2009.  Mr. Robert Levande, who is officer and director of the Company, is a managing director of MDB.

10.   Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly No. 257, “Fair Value Measurements”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FASB ASC 820 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

11.   Commitments and Contingencies

Lease

As of June 30, 2010, the Company was committed for future minimum rent under the lease for its former manufacturing, warehouse and administrative space through December 31, 2010.  The rent is calculated at fair value and was amortized against deferred rent over the period. The future minimum rent payments are as follows:

Rent
July 1, 2010 through December 31, 2010	$12,000

Table of Content

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

12.	Subsequent Event

On July 9, 2010 the Company issued 20,162 shares of its common stock to each of two shareholders as compensation for services performed as members of its Board of Directors from April 1, 2010 through June 30, 2010 (Note 5), for a total of 40,324 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections and certain assumptions made by management of Integrated Surgical Systems, Inc. (the “Company”). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “on target,” “envisions,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC.

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

Table of Content

As of June 30, 2010, the Company had no employees.

For the six months and three months ended June 30, 2010 and 2009, the Company’s general and administrative expenses consisted primarily of its continuing expenses to maintain its public company status, and the cost to maintain a lease agreement for the facility the Company used while the Company was an operating company offset by a sublease for the same space.  The Company retained the lease obligation as part of the sale of substantially all of its assets.  The sublease agreement provides for the sublessee to pay the lessor each month for the rent owed by the Company under its lease through December 31, 2010, the duration of the lease term.  As an incentive to agree to the sublease, the Company has agreed to pay the sublessor $2,000 each month its rent is paid.

Results of Operations

Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010 and 2009 the Company had a net loss of $135,538 and $190,460, respectively.  General and administrative expenses were $173,831 and $216,193 for the six months ended June 30, 2010 and 2009, respectively.  Legal fees decreased by approximately $7,700 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to further efforts to control the Company’s costs.   Stock-based compensation decreased by approximately $15,000 from the six months ended June 30, 2009 compared to the six months ended June 30, 2010 due to the full amortization of stock options in 2009.  Accounting and accounting consulting fees decreased by approximately $19,000 from the six months ended June 30, 2009 compared to the six months ended June 30, 2010.  Net interest income was approximately $39,000 and $24,000 for the six months ended June 30, 2010 and 2009, respectively.  This approximately $15,000 increase in the current period was due to a higher percentage of funds being invested in bonds yielding a higher return than in the same period of the previous year.

Three Months Ended June 30, 2010 and 2009

For the three months ended June 30, 2010 and 2009 the Company had a net loss of $71,890 and $65,362, respectively.  General and administrative expenses were $88,190 and $82,772 for the three months ended June 30, 2010 and 2009, respectively.  Legal fees increased by approximately $5,600 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Stock-based compensation decreased by approximately $7,500 from the three months ended June 30, 2009 compared to the three months ended June 30, 2010 due to the full amortization of stock options in 2009.  Accounting and accounting consulting fees increased by approximately $8,500 from the three months ended June 30, 2009 compared to the three months ended June 30, 2010.  Net interest income was approximately $17,000 and $14,000 for the three months ended June 30, 2010 and 2009, respectively.  The increase in the current period was due to a higher percentage of funds being invested in bonds yielding a higher return than in the same period of the previous year.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $97,000 as of June 30, 2010 may not provide sufficient working capital for the Company to meet its operating plan for the balance of 2010.  However short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable combination, the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur losses from continuing operations in the next 12 months, until it enters into a business combination or until its liquidation.

Cash used in operating activities was $54,352 and $107,977 for the six months ended June 30, 2010 and 2009, respectively.  Cash used in operating activities for the six months ended June 30, 2010 was due primarily to the Company’s net loss from operations of $135,538 offset by adding back non-cash expenses of $25,249 and by changes in assets and liabilities of $55,938 consisting of an increase in other current assets of $18,693, an increase in accounts payable of $48,824, and a decrease in deferred rent payable of $11,579.  Cash used in operating activities for the six months ended June 30, 2009 was due primarily to the Company’s net loss from operations of $190,461 offset by adding back non-cash expenses of $12,808 and by changes in assets and liabilities of $69,676, consisting of an increase in other current assets of $43,582, an increase in accounts payable of $843, an increase in accrued liabilities of $12,113, an increase in accrued stock compensation of $25,000, a decrease in income tax payable of $800, and a decrease in deferred rent payable of $11,062.

Table of Content

Cash used in investing activities for the six months ended June 30, 2010 of $59,276 was from the purchase of available-for-sale securities of $3,217,478, offset by the maturity and sale of available-for-sale securities of $3,158,472.  Cash used in investing activities for the six months ended June 30, 2009 of $404,011 was from the purchase of available-for-sale securities of $2,014,661, offset by the maturity and sale of available-for-sale securities of $1,610,650.

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

As of June 30, 2010, the Company held $97,339 in money market, savings and checking accounts.  The Company has a checking account and a savings account at one major banking institution with combined balances of $82,548 at June 30, 2010.  The Company has a savings account in another major banking institution with a balance of $12,000 at June 30, 2010.  These checking and savings accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 per institution.  The Company has a money market account in a brokerage account with a third financial institution, with a balance of $2,791 at June 30, 2010.  The funds in the money market account at this institution are guaranteed by the Securities Investor Protection Corporation up to $500,000.  The Company had no uninsured funds at June 30, 2010.

Item 4.	Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  As of June 30, 2010, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

Table of Content

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated:  August 11, 2010