Form 10-Q
period 2010-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2010-11-09
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of November 5, 2010 there were 7,822,314 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the nine months ended September 30, 2010

Table of Content

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheets

	September 30, 2010	December 31, 2009

	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$64,332	$210,966
Investment in available-for-sale securities	4,057,441	4,022,809
Other current assets	38,592	49,891
Total current assets	$4,160,365	$4,283,666

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$13,381	$13,757
Accrued stock compensation	12,500	12,500
Deferred rent	5,716	23,185
Total current liabilities	31,597	49,442

Rent deposit	8,175	8,175

Total liabilities	39,772	57,617

Commitments and Contingencies

Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,882,314 and 7,701,258 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	78,223	77,012
Additional paid-in capital	64,225,865	64,189,575
Accumulated deficit	(60,376,684)	(60,214,859)
Accumulated other comprehensive income	24,693	5,825
Total stockholders’ equity	3,952,097	4,057,453
Total liabilities and stockholders’ equity	$4,160,365	$4,283,666

See accompanying notes to financial statements.

Table of Content

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Nine Months ended September 30,
	2010	2009

Operating Expenses

General and administrative expenses	$219,901	$269,170

Loss from operations	(219,901)	(269,170)

Other income (loss)
Interest and dividend income, net	59,814	38,724
Realized gain (loss) on available-for-sale securities	(938)	4,749

Loss before income taxes	(161,025)	(225,697)

Income taxes	800	800

Net Loss	$(161,825)	$(226,497)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$18,868	$(787)

Comprehensive loss	$(142,957)	$(227,284)

Basic net loss per common share	$(0.02)	$(0.03)

Diluted net loss per common share	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic	7,749,233	7,513,623
Diluted	7,749,233	7,513,623

See accompanying notes to financial statements.

Table of Content

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended September 30,
	2010	2009

Operating Expenses

General and administrative expenses	$46,069	$52,977

Loss from operations	(46,069)	(52,977)

Other income (loss)
Interest and dividend income, net	20,470	14,444
Realized gain (loss) on available-for-sale securities	(688)	2,496

Loss before income taxes	(26,287)	(36,037)

Income taxes	-	-

Net Loss	$(26,287)	$(36,037)

Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	$8,848	$1,454

Comprehensive loss	$(17,439)	$(34,583)

Basic net loss per common share	$(0.00)	$(0.00)

Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	7,818,369	7,589,819
Diluted	7,818,369	7,589,819

See accompanying notes to financial statements.

Table of Content

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(161,825)	$(226,497)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	-	18,825
Stock-based compensation	37,500	59,066
Realized (gain) loss on available-for-sale securities	938	(4,749)
Changes in assets and liabilities
Other current assets	11,299	(4,139)
Accounts payable	(375)	562
Accrued liabilities	-	(3,000)
Accrued stock compensation	-	(21,566)
Income taxes payable	-	(800)
Deferred rent payable	(17,469)	(16,688)
Cash used in operating activities	(129,932)	(198,986)

Cash flows from investing activities
Purchases of available-for-sale securities	(3,854,349)	(4,750,284)
Sales of available-for-sale securities	509,647	249,805
Maturities of available-for-sale securities	3,328,000	2,040,000
Cash used in investing activities	(16,702)	(2,460,479)

Net decrease in cash and cash equivalents	(146,634)	(2,659,465)

Cash and cash equivalents at beginning of period	210,966	3,322,358

Cash and cash equivalents at end of period	$64,332	$662,893

Supplemental cash flow disclosure:

Cash paid for income taxes	$800	$1,600

Supplemental non-cash disclosure:

Unrealized gain (loss) on available-for-sale securities	$18,868	$(787)

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

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2010 and results of operations and cash flows for the nine months and three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of the results for a full year.

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

Reclassifications

Certain prior year balances were reclassified to conform to current year presentation or to more accurately present the nature of the account balance.

Table of Content

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.   This guidance amends the disclosure requirements related to subsequent events reported by Securities and Exchange Commission filers and removes the requirement to disclose the date through which subsequent events have been evaluated when filing revised financial statements.  This became effective for interim or annual periods ending after June 15, 2010.   Adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 638,242 were excluded from the calculation of loss per share for the nine months and three months periods ended September 30, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.  Common stock equivalents for convertible preferred stock of 683,554 shares were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2009 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 and 160,000 were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2010 and 2009, respectively, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.   Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of September 30, 2010:
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$288,149	$1,830	$-	$289,979
Corporate securities	1,374,269	3,836	(895)	1,377,210
Certificates of deposit	2,370,338	25,738	(5,824)	2,390,252
	$4,032,756	$31,404	$(6,719)	$4,057,441

The Company’s investment portfolio had a gross realized loss of $938 and a gain of $4,749 for the nine months ended September 30, 2010 and 2009, respectively.  The Company’s investment portfolio had a gross realized loss of $688 and a gain of $2,496 for the three months ended September 30, 2010 and 2009, respectively.  The Company’s investment portfolio has eighteen positions with an unrealized loss as of September 30, 2010.

Table of Content

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of September 30, 2010, were as follows:

	Cost	Fair Value
Due within one year	$2,709,514	$2,714,712
Due after one year through three years	1,257,641	1,276,028
Due after three years	65,601	66,701
	$4,032,756	$4,057,441

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  Accordingly, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

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

5.   Common Stock

The Company agreed to compensate two of its directors in the form of common stock for 2009 and 2010.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter for which the shares were earned. See Note 7.  Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.

On May 25, 2010 and June 8, 2010, the Company issued 19,532 and 20,834 respectively, shares of common stock to each of two directors as compensation for the three months ended December 31, 2009 and March 31, 2010, respectively. On July 9, 2010, the Company issued 20,162 shares of common stock to each of two directors as compensation for the three months ended June 30, 2010.  The Company issued to these directors a total of 121,056 shares for the nine months and 40,324 shares for three months ended September 30, 2010, and the shares were valued at an average of $0.31, or a total value of $37,500.  The Company issued to these directors a total of 183,260 shares during the nine months and three months ended September 30, 2009.

Table of Content

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

As of September 30, 2010 and December 31, 2009, the Company’s only outstanding series of convertible preferred stock was the Series G Convertible Preferred Stock (“Series G”).

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

For the nine month periods ended September 30, 2010 and 2009, no shares of Series G were converted into shares of common stock.  At September 30, 2010 and December 31, 2009, the outstanding Series G shares were convertible into a minimum of 638,242 and 658,188 shares of common stock, respectively.

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

7.   Stock-based compensation

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants.  The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date of grant and must be exercised within 30 days of termination.  As of September 30, 2010 the plan had expired, and therefore no options were available for future grant. The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company.  Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination.  Exercised, forfeited/expired or cancelled shares may be reissued under the 2000 Plan.  As of September 30, 2010 and December 31, 2009, the 2000 Plan had 98,046 options available for future grant.

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

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  Prior to adoption of FASB ASC 718, the Company accounted for forfeitures as they occurred.  The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company’s financial statements for the nine months ended September 30, 2010.

Table of Content

For the nine months ended September 30, 2010, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	159,000	$0.55
Granted	-	$-
Expired and forfeited	1,000	$30.00
Exercised	-	$-
Outstanding at end of period	158,000	$0.36	2.47	$43,335

Exercisable at September 30, 2010	158,000	$0.36	2.47	$43,335

All of the Company’s granted and outstanding options were vested at September 30, 2010.

The Company recorded stock-based compensation expense related to its stock options, which is included in general and administrative expenses for the nine months and three months ended September 30, 2009, of $18,825 and $3,765, respectively, and did not record expense related to stock options for the nine months and three months ended September 30, 2010.

As of September 30, 2010, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 9/30/2010	Weighted-Average Exercise Price	Number Exercisable at 9/30/2010	Weighted-Average Exercise Price
0.00-9.99	2.47	158,000	$0.36	158,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2009 and 2010.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter.  The Company recorded stock-based compensation for the three months ended December 31, 2009 of $12,500 total for two directors.  The closing stock price on December 31, 2009 was $0.32 resulting in compensation of 19,532 shares to each of the two directors for the fourth quarter of 2009, and shares were issued on May 25, 2010.  The Company recorded stock-based compensation for the three months ended March 31, 2010 of $12,500 total for two directors.  The closing stock price on March 31, 2010 was $0.30 resulting in compensation of 20,834 shares to each of two directors for the three months ended March 31, 2010, and shares were issued on June 8, 2010.  The Company recorded stock-based compensation for the three months ended June 30, 2010 of $12,500 total for two directors.  The closing stock price on June 30, 2010 was $0.31 resulting in compensation of 20,162 shares to each of two directors for the three months ended June 30, 2010, and shares were issued on July 9, 2010.  The Company recorded stock-based compensation for the three months ended September 30, 2010 of $12,500 total for two directors.  The closing stock price on September 30, 2010 was $0.34 resulting in compensation of 18,383 shares to each of two directors for the three months ended September 30, 2010.  These shares have not been issued as of the date of these financial statements.

8.   Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Accounting for Income Taxes.”  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s financial statements and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Table of Content

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the nine months ended September 30, 2010.  The tax benefit for the nine months ended September 30, 2010 is approximately $53,000.  This tax benefit was fully reserved and resulted in a net tax expense of $0 for the nine months ended September 30, 2010.

Income tax expense consisted of the following for the periods indicated:

	Federal	California	Total

Current provision	-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	-	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the nine months ended September 30, 2010 and 2009.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

9.   Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Mr. Michael Tomczak, who is a director of the Company, is a partner to perform accounting services.  During the nine months and three months ended September 30, 2010, the Company incurred expenses from this firm of $5,803  and $45, respectively, and in the nine months and three months ended September 30, 2009, the Company incurred expenses from this firm of $30,091 and $11,438, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, comprised of (a) available-for-sale investments totaling $4,057,441, including short-term federal securities of $289,979 and certificates of deposit and corporate bonds totaling $3,767,462, at September 30, 2010, and (b) available-for-sale investments totaling $4,022,809 comprised of short-term federal securities of $1,050,384 and certificates of deposit and corporate bonds totaling $2,972,425 at December 31, 2009.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $27,000 and $9,000 for the nine months and three months ended September 30, 2010, respectively.  There was no such reimbursement expense for the nine months and three months ended September 30, 2009.  Mr. Robert Levande, who is an officer and director of the Company, is a managing director of MDB.

Table of Content

10.   Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 257, “Fair Value Measurements”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of FASB ASC 820 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

11.   Commitments and Contingencies

Lease

As of September 30, 2010, the Company was committed for future minimum rent under the lease for its former manufacturing, warehouse and administrative space through December 31, 2010.  The rent is calculated at fair value and was amortized against deferred rent over the period.  The future minimum rent payments are as follows:

Rent
October 1, 2010 through December 31, 2010	$6,000

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

Table of Content

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

As of September 30, 2010, the Company had no employees.

For the nine months and three months ended September 30, 2010 and 2009, the Company’s general and administrative expenses consisted primarily of its continuing expenses to maintain its public company status, and the cost to maintain a lease agreement for the facility the Company used while the Company was an operating company offset by a sublease for the same space.  The Company retained the lease obligation as part of the sale of substantially all of its assets.  The sublease agreement provides for the sublessee to pay the lessor each month for the rent owed by the Company under its lease through December 31, 2010, the duration of the lease term.  As an incentive to agree to the sublease, the Company has agreed to pay the sublessor $2,000 each month its rent is paid.

Results of Operations

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010 and 2009 the Company had a net loss of $161,825 and $226,497, respectively.  General and administrative expenses were $219,901 and $269,170 for the nine months ended September 30, 2010 and 2009, respectively.  Legal fees increased by approximately $3,300 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.   Stock-based compensation decreased by approximately $19,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the full amortization of stock options in 2009.  Accounting and accounting consulting fees decreased by approximately $32,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to efforts to reduce costs.  Net interest income was approximately $60,000 and $39,000 for the nine months ended September 30, 2010 and 2009, respectively.  This approximately $21,000 increase in the current period was due to a higher percentage of funds being invested in bonds yielding a higher return than in the same period of the previous year.

Table of Content

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010 and 2009 the Company had a net loss of $26,287 and $36,037, respectively.  General and administrative expenses were $46,069 and $52,977 for the three months ended September 30, 2010 and 2009, respectively.  Legal fees increased by approximately $11,113 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the issuance of a credit memo in 2009.  Stock-based compensation decreased by approximately $3,800 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the full amortization of stock options in 2009.  Accounting and accounting consulting fees decreased by approximately $12,600 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to efforts to reduce costs.  Net interest income was approximately $20,500 and $14,400 for the three months ended September 30, 2010 and 2009, respectively.  The increase in the current period was due to a higher percentage of funds being invested in bonds yielding a higher return than in the same period of the previous year.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $64,000 as of September 30, 2010 may not provide sufficient working capital for the Company to meet its operating plan for the balance of 2010.  However short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable combination, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur losses from continuing operations in the next 12 months, until it enters into a business combination or until its liquidation.

Cash used in operating activities was $129,932 and $198,986 for the nine months ended September 30, 2010 and 2009, respectively.  Cash used in operating activities for the nine months ended September 30, 2010 was due primarily to (i) the Company’s net loss from operations of $161,825 offset by adding back non-cash expenses of $38,438 and (ii) changes in the Company’s assets and liabilities of $6,545 consisting of a decrease in other current assets of $11,299, a decrease in accounts payable of $375, and a decrease in deferred rent payable of $17,469.  Cash used in operating activities for the nine months ended September 30, 2009 was due primarily to (a) the Company’s net loss from operations of $226,497 offset by adding back non-cash expenses of $73,142 and (b) changes in the Company’s assets and liabilities of $45,631, consisting of an increase in other current assets of $4,139, an increase in accounts payable of $562, a decrease in accrued liabilities of $3,000, a decrease in accrued stock compensation of $21,566, a decrease in income tax payable of $800, and a decrease in deferred rent payable of $16,688.

Cash used in investing activities for the nine months ended September 30, 2010 of $16,702 was for the purchase of available-for-sale securities of $3,854,349, offset by the maturity and sale of available-for-sale securities of $3,837,647.  Cash used in investing activities for the nine months ended September 30, 2009 of $2,460,479 was for the purchase of available-for-sale securities of $4,750,284, offset by the maturity and sale of available-for-sale securities of $2,289,805.

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

Table of Content

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

As of September 30, 2010, the Company held $64,332 in money market, savings and checking accounts.  The Company has a checking account and a savings account at one major banking institution with combined balances of $35,870 at September 30, 2010.  The Company has a savings account in another major banking institution with a balance of $6,000 at September 30, 2010.  These checking and savings accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 per institution.  The Company has a money market account in a brokerage account with a third financial institution, with a balance of $22,462 at September 30, 2010.  The funds in the money market account at this institution are guaranteed by the Securities Investor Protection Corporation up to $500,000.  The Company had no uninsured funds at September 30, 2010.

Item 4. Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  As of September 30, 2010, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1 *	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)
*	Filed herewith

Table of Content

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated:  November 5, 2010