Form 10-K
period 2010-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2011-03-25
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2010 was $1,333,537.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.31 per share on that date.

As of March 18, 2011, the Registrant had 7,896,960 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-K
For the fiscal year ended December 31, 2010

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

Part I

Item 1.	Business

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

As of December 31, 2010, the Company had no employees.

Item 1A.	Risk Factors

Not Applicable.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company leased an 11,200 square foot site at 1433 N. Market Blvd., Suite 1, Sacramento, California, 95834 under a lease that expired on December 31, 2010. The Company does not currently own or lease any properties.

Item 3.	Legal Proceedings

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4.	Reserved

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company’s common stock is quoted on the Pink Sheets, under the trading symbol “ISSM.PK.”  The following table sets forth the high and low bid prices for each quarterly period in the past two fiscal years, as reported by the NASDAQ on-line web site www.NASDAQ.com for shares of the Company’s common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	(ISSM)
2010	High	Low

First Quarter	$0.340	$0.300
Second Quarter	$0.340	$0.300
Third Quarter	$0.400	$0.300
Fourth Quarter	$0.350	$0.310

2009

First Quarter	$0.350	$0.210
Second Quarter	$0.340	$0.250
Third Quarter	$0.350	$0.270
Fourth Quarter	$0.320	$0.290

Holders

 As of March 18, 2010, there were approximately 60 holders of record of the common stock.

Dividend

The Company has never paid dividends on its common stock, and its present policy is to retain any future earnings in the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	58,000		$0.34	-0-

Equity compensation not approved by security holders	130,000	(1)	$0.44	-0-

Total	189,000		$0.41	-0-

(1)
Consists of: (i) 30,000 warrants for consulting, which expire in July 2014 and have an exercise price of $0.63 per share; and (ii) 100,000 stock options granted to directors, which are fully vested, expire in August 2013, and have an exercise price of $0.38 per share.

Recent sales of unregistered securities

On May 25, 2010, the Company issued 19,532 shares of common stock each to two of its directors, for a total of 39,064 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended December 31, 2009. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.32.

On June 8, 2010, the Company issued 20,834 shares of common stock each to two of its directors, for a total of 41,668 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended March 31, 2010. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.30.

On July 9, 2010, the Company issued 20,162 shares of common stock each to two of its directors, for a total of 40,324 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended June 30, 2010.  The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.31.

On February 16, 2011, the Company issued 18,383 and 18,940 shares of common stock each to two of its directors, for a total of 74,646 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarters ended September 30, 2010 and December 31, 2010, respectively. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which at September 30, 2010 was $0.34, and at December 31, 2010 was $0.33.

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

Penny Stock

On March 18, 2011, there were 7,896,960 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.36 a share, giving the Company a market capitalization of approximately $2.84 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Results of Operations 2010 vs. 2009

For 2010, total net loss was approximately $204,000, or $0.03 loss per basic and diluted share.  Total net loss for 2009 was approximately $271,000, or $0.04 loss per basic and diluted share.

Operations

For 2010, the Company had a net loss of $204,000, which loss was $67,000 less than the net loss of $271,000 for 2009.  The decrease in loss for 2010 compared to 2009 is due primarily to a decrease in general and administrative expenses of $58,000 and an increase in net interest income of $16,000, offset by a decrease in realized gains on available-for-sale securities transactions of approximately $7,000.  The decrease in general and administrative expenses from 2009 to 2010 was primarily due to a decrease in accounting fees of almost $39,000, and a decrease in amortization of deferred stock option expense of approximately $19,000.  The reduction in general and administrative expenses was offset by an increase in legal fees of approximately $6,000 and in other expenses by $3,000 from 2009 to 2010.  Business insurance decreased approximately $10,000 from 2009 to 2010 due to a change in an insurance policy in an effort to control the Company’s costs.  The Company has no employees, so it relies on outside contractors to perform basic and necessary services.   The increase in net interest income of approximately $14,000 was due to having a larger amount of funds invested in interest-bearing cash and securities.

Liquidity

The Company believes that existing cash and cash equivalents of approximately $40,000 as of December 31, 2010 will not provide sufficient working capital for the Company to meet its operating plan for 2011. However short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition, equity investment or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition, equity investment or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable investment, merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable investment, merger, acquisition or strategic alliance transaction or until its liquidation.

At December 31, 2010 and December 31, 2009, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a conservative liquidity measure designed to predict the Company’s ability to pay bills, was 107.22 and 86.06, respectively.  The increase in the “quick ratio” ratio at December 31, 2010 from December 31, 2009 was due to a decrease in current liabilities, which consisted primarily of deferred rent related to an expired lease, offset by a decrease in cash.   The Company’s “current ratio” (current assets divided by current liabilities) was 107.62 and 86.64 at December 31, 2010 and December 31, 2009, respectively.

Cash used in operating activities for 2010 was approximately $183,000, which primarily consisted of an operating loss of approximately $204,000, partially offset by stock-based compensation of $50,000.

Cash provided by investing activities for 2010 of approximately $12,000 was from the purchase of available-for-sale securities of approximately $4,996,000, offset by the maturity or sale of available-for-sale securities of approximately $5,008,000.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning January 1, 2011. Adoption of this new guidance did not, and the Company expects that it will not, have a material impact on the Company’s financial statements.

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

As of December 31, 2010, the Company held approximately $40,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $10,000 at December 31, 2010.  The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2010.   The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $30,000 at December 31, 2010.  These funds are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, including up to $100,000 for cash.  The non-cash portion of this account portfolio was valued at approximately $4,015,000 at December 31, 2010, of which as of that date approximately $470,000 was covered by SIPC protection available after covering the cash balance, leaving approximately $3,545,000 uninsured.

Item 8.	Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of December 31, 2010, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective based on the criteria described below.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding the internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/18/2011	Current Position with the Company	Period
Peter B. Mills	55	Director	Sep 2006 – Present
Michael J. Tomczak	56	Director	Sep 2006 – Present
Christopher A. Marlett	46	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	61	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	43	Chief Financial Officer	Jan 2010 – Present

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

Peter B. Mills was elected as a Director of the Company in September 2006.  Mr. Mills is, and since May 2004 has been, Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California.  From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of the Company.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea.  Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. Mr. Mills was appointed as a director primarily because of his twenty years of experience in the high-technology products business.

Michael J. Tomczak was elected as a Director of the Company in September 2006.  Mr. Tomczak is currently, and has been since January 2007, a member and president of Tomczak Business Consultants, LLC and a partner with its predecessor firm, Tomczak & Co. CPA LLP, which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997, and as Chief Financial Officer of the Company from July 2008 until December 2009.  From 2004 to 2005, Mr. Tomczak served as the President and Chief Operating Officer of Retail Technology International, Inc. (“RTI”), a developer of point-of-sale software. Mr. Tomczak served as the Chief Executive Officer and President of RTI from 2002 until its sale to Island Pacific, Inc., a developer of retail management software, in 2004. Mr. Tomczak served as RTI's Chief Financial Officer from January 2001 to December 2002.  Mr. Tomczak was a member of Island Pacific's Board of Directors from 2004 until 2005 and served as Chairman of RTI's Board of Directors from 2002 to 2004. Prior to joining the Company in 1991, Mr. Tomczak served as Director of Ernst & Young's Sacramento office's Entrepreneurial Services Group.  Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and is a Certified Public Accountant. Mr. Tomczak was appointed as a director because of his thirty years of financial/business management experience and expertise as a Certified Public Accountant.

Christopher A. Marlett was elected as a Director and the Chief Executive Officer of the Company in April 2008.  Mr. Marlett is, and has been since 1997, the co-founder, chairman and Chief Executive Officer of MDB Capital Group LLC (“MDB”), an investment banking firm focused on equity financings and capital formation for growth-oriented technology companies.  He holds a Bachelor of Science degree in Business Administration from the University of Southern California.  Mr. Marlett was appointed as a director because of his twenty years of investment banking experience, including all phases of corporate finance, such as the completion of initial public offerings, secondary offerings, PIPEs and strategic consulting.

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB Capital Group LLC from June 2003 through 2010 and a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its medical technology group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2001 to 2007.  Mr. Levande received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 11 years of merchant and investment banking experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2010 except that (i) Christopher Marlett is late on Form 4 filings reporting the acquisition of 68,480 shares, 23,150 shares, 21,522 shares, 19,532 shares, 20,834 shares, 20,162 shares, 18,383 shares and 18,940 shares (acquired on different dates) and may, through his ownership of, and management position at, MDB, be late on a Form 4 filing reporting the acquisition of 157,500 shares by MDB (of which Mr. Marlett may disclaim any beneficial ownership except to the extent of his pecuniary interest, and subsequently sold to Martin Stephen Walker) and (ii) Robert Levande is late on Form 4 filings reporting the acquisition of 68,480 shares, 23,150 shares, 21,552 shares, 19,532 shares, 20,834 shares, 20,162 shares, 18,383 shares and 18,940, shares (acquired on different dates).

Committees of the Board of Directors

The Board of Directors of the Company currently has no committees and the entire Board acts as the Company’s audit committee.

Terms of Office

The Directors of the Company are elected for a one-year term to hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified, unless removed from office in accordance with the Company’s by-laws.  The Board of Directors appoints officers at its annual meeting immediately following the annual meeting of stockholders, and such officers hold office until removed from office by the Board of Directors or until such officer resigns.

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

Director Independence

The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements, and accordingly is not required to comply with any director independence requirements.

The Company’s Board of Directors has determined that Peter Mills is "independent" under the definition of independence in Rule 5605 of the Nasdaq Stock Market Listing Rules.

Item 11.	Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2010 and 2009, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2010 (collectively, the “Named Executive Officers”).  There were no executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 2010.

Summary Compensation Table

Name and Principal Position (1)	Year	Stock Awards (2)	All Other Compensation (3)	Total Compensation

Christopher A. Marlett	2010	$25,000	-	$25,000
Chief Executive Officer	2009	$25,000	-	$25,000

Gary A. Schuman	2010	-	$36,000	$36,000
Chief Financial Officer	2009	-	-	-

(1)
Mr. Schuman became Chief Financial Officer of the Company on January 1, 2010.  Mr. Marlett was not during 2009 or 2010, and Mr. Schuman was not during 2010, an employee of the Company and therefore neither received any salary or other compensation for his duties as an officer of the Company in 2009 and/or 2010 (as applicable).   Mr. Marlett is a director for the Company, and in accordance with SEC rules, his director compensation is disclosed in this table.

(2)
The amounts in this column represent the aggregate grant date fair value of the shares issued to these officers for their services as directors of the Company, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements in this Report.  Mr. Marlett has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares to be determined by dividing the compensation earned each quarter by the closing price of the Company’s common stock as of the last day of the quarter.

(3)	The Company compensates MDB Capital Group for Mr. Schuman’s services in the amount of $3,000 in cash per month, and the amounts in this column represent such compensation paid to MDB Capital Group.

Employment Agreements

There are no current employment agreements or arrangements between the Company and any person.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2010:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Christopher A. Marlett	25,000	$0.38	8/14/2013

Director Compensation

For 2010, the Company paid its non-employee directors $6,250 per quarter, which the directors were entitled to elect to take in cash or stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Total

Peter B. Mills	$25,000	$-	$25,000

Robert M. Levande	$-	$25,000	$25,000

Michael J. Tomczak	$25,000	$-	$25,000

(1)	Mr. Marlett is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)
Mr. Levande has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company.  For 2010, the number of shares issued was determined by dividing, for each quarter the compensation earned by the closing price of the Company’s stock as of the last day of the quarter.  The amounts in this column represent the aggregate grant date fair value of the shares issued in 2010, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements in this Report.  As of December 31, 2010, Mr. Mills had 53,000 stock options outstanding, Mr. Levande had 25,000 stock options outstanding and Mr. Tomczak had 53,000 stock options outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 18, 2011 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and officers as a group.

Name (3)	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett	2,091,115	(4)	26.40%
Robert M. Levande	252,584	(5)	3.19%
Michael J. Tomczak	53,000	(6)	0.67%
Peter B. Mills	53,000	(7)	0.67%
All Directors and officers as a group (4 persons)	2,449,699		30.42%

Martin Stephen Walker	1,382,261	(8)	17.50%

(1)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 18, 2011 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 7,896,960 shares of common stock outstanding as of March 18, 2011.

(3)	Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd., Suite 1020, Santa Monica, CA 90401.

(4)
Includes 25,000 shares that Mr. Marlett may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 18, 2011.  Mr. Marlett holds 827,541 shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 211,033 shares in a joint account with Terri Marlett.

(5)	Includes 25,000 shares that Mr. Levande may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 18, 2011.

(6)	Includes 53,000 shares that Mr. Tomczak may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 18, 2011.

(7)	Includes 53,000 shares that Mr. Mills may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 18, 2011.

(8)	Mr. Walker holds 1,257,434 of these shares in a joint account with Toye A. Drewy, 100,000 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in Item 11 of this Report the information required for securities authorized for issuance under the Company’s equity plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, is a partner to perform accounting and administrative services.  During the years ended December 31, 2010 and 2009, the Company paid this firm $5,848 and $43,681, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $4,015,544, including short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202, at December 31, 2010, and (b) available-for-sale investments totaling $4,022,809 consisting of short-term federal securities of $1,050,384 and certificates of deposit and corporate bonds totaling $2,972,425 at December 31, 2009.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 year ended December 31, 2010.  There was no such reimbursement expense for the year ended December 31, 2009.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

Item 14.	Principal Accounting Fees and Services

Audit Fees

All audit fees are approved by the Board of Directors.  The Board of Directors has considered whether the provisions of services, including non-audit services, by SingerLewak LLP, the Company’s Independent Registered Public Accounting Firm, is compatible with maintaining the firm’s independence and has concluded that it is.

The following table sets forth the aggregate fees billed to the Company by its Independent Registered Public Accounting Firm for each of the last two fiscal years for the categories of services indicated.

Category	2010	2009
Audit Fees(1)	$53,326	$86,200
Audit Related Fees(2)	none	none
Tax fees (3)	4,686	6,700
All Other Fees	none	none
	$58,012	$92,900

(1)
Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K for fiscal years 2010 and 2009, and the review of the Company’s quarterly financial statements included in the Company’s Form 10-Q for periods during 2010 and 2009, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Includes audit services provided in connection with accounting consultations and internal control reviews.

(3)	Consists of professional services rendered for tax compliance.

Item 15.	Exhibits, Financial Statement Schedules

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

Dated: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: March 25, 2011

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: March 25, 2011

/s/ MICHAEL J. TOMCZAK	Director
Michael J. Tomczak
Date: March 25, 2011

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: March 25, 2011

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: March 25, 2011

Integrated Surgical Systems, Inc.
Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm, for the Years Ended December 31, 2010 and 2009	F – 2

Balance Sheets at December 31, 2010 and 2009	F – 3

Statements of Operations for the Years Ended December 31, 2010 and 2009	F – 4

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009	F – 5

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F – 6

Notes to Financial Statements	F – 7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheets of Integrated Surgical Systems, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

SingerLewak LLP

Los Angeles, California

March 24, 2011

Integrated Surgical Systems, Inc.
Balance Sheets

	As at December 31,
	2010	2009
Current assets:
Cash	$40,361	$210,966
Investment in available-for-sale securities	4,015,544	4,022,809
Other current assets	47,160	49,891
Total current assets	4,103,065	4,283,666

Total assets	$4,103,065	$4,283,666

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$4,951	$13,757
Accrued stock compensation	25,000	12,500
Deferred rent	-	23,185
Rent deposit	8,175	-
Total current liabilities	38,126	49,442

Rent deposit	-	8,175

Total liabilities	38,126	57,617

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,822,314 and 7,701,258 shares issued and outstanding at December 31, 2010 and 2009, respectively	78,222	77,012
Additional paid-in capital	64,225,865	64,189,575
Accumulated deficit	(60,419,109)	(60,214,859)
Accumulated other comprehensive income	11,465	5,825
Total stockholders’ equity	3,896,443	4,057,553
Total liabilities and stockholders’ equity	$4,103,065	$4,283,666

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations

	Year Ended December 31,
	2010	2009

Operating Expenses
General and administrative expenses	$275,519	$333,756

Loss from operations	(275,519)	(333,756)

Other income
Interest and dividend income, net	73,061	57,387
Net realized gain (loss) on available-for-sale securities	(992)	5,575
Loss before income taxes	(203,450)	(270,794)

Income taxes	800	800

Net loss	$(204,250)	$(271,594)

Basic net loss per common share	$(0.03)	$(0.04)

Diluted net loss per common share	$(0.03)	$(0.04)

Weighted average number of shares outstanding
Basic	7,767,654	7,551,116
Diluted	7,767,654	7,551,116

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Income	(Deficit)/Equity

Balance at December 31, 2008	7,474,894	$74,749	$64,101,448	$3,347	$(59,943,265)	$-	$4,236,279
	-	-					-
Stock-based compensation	226,364	2,263	69,302	-	-	-	71,565
Amortization of deferred compensation	-	-	18,825	-	-	-	18,825
Comprehensive income (loss)
Net loss	-	-	-	-	(271,594)	(271,594)	-
Other comprehensive income (loss)
Net unrealized gain on investment in securities	-	-	-	2,478	-	2,478	-
Comprehensive income (loss)	-	-	-	-	-	(269,116)	(269,116)

Balance at December 31, 2009	7,701,258	$77,012	$64,189,575	$5,825	$(60,214,859)		$4,057,553
Stock-based compensation	121,056	1,210	36,290	-	-	-	37,500
Comprehensive income (loss)
Net loss	-	-	-	-	(204,250)	(204,250)	-
Other comprehensive income (loss)
Net unrealized gain on investment in securities	-	-	-	5,640	-	5,640	-
Comprehensive income (loss)	-	-	-	-	-	$(198,610)	(198,610)

Balance at December 31, 2010	7,822,314	$78,222	$64,225,865	$11,465	$(60,419,109)		$3,896,443

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.
Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(204,250)	$(271,594)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred compensation	-	18,825
Stock based compensation	50,000	50,000
Net realized (gain) loss on available-for-sale securities	992	(5,575)
Changes in:
Other current assets	2,730	12,931
Accounts payable	(8,805)	8,805
Accrued liabilities	-	(3,000)
Income taxes payable	-	(800)
Deferred rent payable	(23,185)	(22,379)
Cash used in operating activities	(182,518)	(212,787)

Cash flows from investing activities
Maturities of available-for-sale securities	4,282,000	3,810,000
Purchases of available-for-sale securities	(4,996,401)	(7,079,507)
Sales of available-for-sale securities	726,314	370,902
Cash provided by (used in) investing activities	11,913	(2,898,605)

Net decrease in cash	(170,605)	(3,111,392)

Cash at beginning of period	210,966	3,322,358

Cash at end of period	$40,361	$210,966

Supplemental disclosures of cash flow information:
Income taxes paid	$800	$800

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions.  The Company has a checking account at one institution with a balance of approximately $10,000 at December 31, 2010.  The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2010.  The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $30,000 at December 31, 2010.  These funds are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, including up to $100,000 for cash.  The non-cash portion of this account portfolio was valued at approximately $4,015,000 at December 31, 2010, of which as of that date approximately $470,000 was covered by SIPC protection available after covering the cash balance, leaving approximately $3,545,000 uninsured.

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities, which are accounted for in accordance with Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with ASC 718, “Compensation – Stock Compensation.”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Stock-based costs with future service periods are recognized as the equity awards vest over their service period.

Fair Value Measurement

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

In accordance with FASB ASC 820, the Company measures its cash and investment in available-for-sale securities at fair value. The Company’s cash and investment in available-for-sale securities are classified within Level 1 by using quoted market prices.

The carrying value of accounts receivable, cash accounts, other current assets, accounts payable, deferred rent, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Fair Value Instruments

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning January 1, 2011. Adoption of this new guidance did not, and the Company expects that it will not, have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 600,699 were excluded from the calculation of loss per share for the year ended December 31, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.  Common stock equivalents for convertible preferred stock of 658,188 shares were excluded from the calculation of loss per share for the year ended December 31, 2009 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 and 159,000 were excluded from the calculation of loss per share for 2010 and 2009, respectively, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$273,103	$1,273	$(34)	$274,342
Corporate securities	1,803,892	3,994	(8,343)	1,799,543
Certificates of deposit	1,927,084	22,438	(7,863)	1,941,659
	$4,004,079	$27,705	$(16,240)	$4,015,544

The Company’s investment portfolio had a net realized loss of $992 and a gain of $5,575 for the years ended December 31, 2010 and 2009, respectively.  The Company’s investment portfolio has twenty-two positions with an unrealized loss as of December 31, 2010.

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of December 31, 2010, are as follows:

	Cost	Fair Value
Due within one year	$2,087,987	$2,089,390
Due after one year through three years	1,833,818	1,843,510
Due after three years	82,274	82,644
	$4,004,079	$4,015,544

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

On May 25, 2010, June 8, 2010 and July 9, 2010, the Company issued 19,532, 20,834, and 20,162 respectively, shares of common stock to each of two directors as compensation for the services provided for the period from October 1, 2009 to June 30, 2010.  The Company issued to these directors a total of 121,056 shares for the year ended December 30, 2010, and the shares were valued at an average of $0.31, or a total value of $37,500.  The Company issued to these directors a total of 226,364 shares during the year ended December 31, 2009.

6.  Redeemable Convertible Preferred Stock

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

As of December 31, 2010 and 2009, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the years ended December 31, 2010 and 2009, no shares of Series G were converted into shares of common stock.  At December 31, 2010 and 2009, the outstanding Series G shares were convertible into a minimum of 600,699 and 658,188 shares of common stock, respectively.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption of option.  As such redemption is not in control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, however, the fair values of the derivative as of December 31, 2010 and December 31, 2009 were not material, and therefore are not reflected in the financial statements.

7.  Stock-based compensation

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants.  The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest variably from one year to four years from the date grant and must be exercised within 30 days of employee termination.  As of December 31, 2010, 58,000 options remain outstanding under the 1998 Plan.  As of December 31, 2009 the plan had expired therefore, no options were available for future grant. The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest variably from one year to four years from the date grant and must be exercised within three months of employee termination. As of December 31, 2009, the 2000 Plan had 98,046 options were available for future grant.  As of December 31, 2010, the 2000 Stock Award Plan had expired; no options were available for future grant.

Under both the 1998 Plan and the 2000 Plan, exercise prices of incentive stock options are not be less than 100% and exercise prices of non-statutory stock options may not be less than 85% of the fair market value of the common stock on the date of the grant.  For persons owning 10% or greater of the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of the grant. Both plans are administered by the Company's board of directors.

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  Prior to adoption of FASB ASC 718, the Company accounted for forfeitures as they occurred, as permitted under FASB ASC 718.  The cumulative effect of adopting the method change of estimating forfeitures is not material to the Company’s financial statements for the year ended December 31, 2010.

For the year ended December 31, 2010, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	159,000	$0.55
Granted	-	$-
Expired and forfeited	1,000	$30.00
Exercised	-	$-
Outstanding at end of period	158,000	$0.36	2.2	$43,335

Exercisable at December 31, 2010	158,000	$0.36	2.2	$43,335

All of the Company’s outstanding options were vested at December 31, 2010 and 2009.

The Company recorded stock-based compensation expense related to its stock options, which is included in general and administrative expenses, for 2009 of $18,825, and did not record expense related to stock options for 2010.  The aggregated intrinsic value for the stock options as of December 31, 2010 was zero.

As of December 31, 2010, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 12/31/10	Weighted-Average Exercise Price	Number Exercisable at 12/31/10	Weighted-Average Exercise Price
0.00-9.99	2.2	158,000	$0.36	158,000	$0.36

In addition, the Company has previously issued 30,000 warrants in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2009 and 2010.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter.  The Company recorded stock-based compensation for the three months ended December 31, 2009 of $12,500 total for two directors.  The closing stock price on December 31, 2009 was $0.32 resulting in compensation of 19,532 shares to each of the two directors for the fourth quarter of 2009, and shares were issued on May 25, 2010.  The Company recorded stock-based compensation for the three months ended March 31, 2010 of $12,500 total for two directors.  The closing stock price on March 31, 2010 was $0.30 resulting in compensation of 20,834 shares to each of two directors for the three months ended March 31, 2010, and shares were issued on June 8, 2010.  The Company recorded stock-based compensation for the three months ended June 30, 2010 of $12,500 total for two directors.  The closing stock price on June 30, 2010 was $0.31 resulting in compensation of 20,162 shares to each of two directors for the three months ended June 30, 2010, and shares were issued on July 9, 2010.  The Company recorded stock-based compensation for the three months ended September 30, 2010 of $12,500 total for two directors.  The closing stock price on September 30, 2010 was $0.34 resulting in compensation of 18,383 shares to each of two directors for the three months ended September 30, 2010, and shares were issued on February 16, 2011. The Company recorded stock-based compensation for the three months ended December 31, 2010 of $12,500 total for two directors.  The closing stock price on December 31, 2010 was $0.33 resulting in compensation of 18,940 shares to each of two directors for the three months ended December 31, 2010, and shares were issued on February 16, 2011.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for year ended December 31, 2010.  The tax expense for the years ended December 31, 2010 and 2009 is $800.

Income tax expense consisted of the following for the periods indicated:

	Federal	California	2010

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

	Federal	California	2009

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

As of December 31, 2010, and December 31, 2009 the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	2010	2009
Current
Current state taxes	$-	$-
Accrued and other related costs	9,000	9,000
Total current	9,000	9,000

Non-current
Fixed assets and intangibles	-	58,000
Net operating loss carryforward	15,685,000	16,082,000
Research and development credit	1,419,000	1,556,000
Total non-current	17,176 ,000	17,696,000

Total deferred tax asset	17,185,000	17,705,000

Less valuation allowance	(17,185,000)	(17,705,000)

Net deferred tax asset	$-	$-

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

In July 2006, the FASB issued authoritative guidance on accounting for uncertainty in income taxes, contained in ASC 740-10, which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  The guidance further prescribes the benefit to be realized assuming a review by tax authorities having all relevant information and applying current conventions.  The interpretation also clarifies the financial statements classification of tax related penalties and interest and set forth new disclosures regarding unrecognized tax benefits.  The adoption of ASC 740-10 did not have a material impact on our results of operations, financial position or cash flow.

At December 31, 2010 the Company had net operating loss carryforwards of approximately $45,143,000 and $5,770,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future year through their expiration in 2011 to 2030 subject to limitations of Sec 382 of the Internal Revenue Code for federal income, and 2011 to 2023 for California tax purpose.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

In addition, the Company has research and development credits aggregating $853,000 for federal income tax purposes and $910,790 for California tax purposes at December 31, 2010, which are net of potentially ineligible Research and Development credits.  Such credits may be used to reduce federal income taxes payable if any, in future years through their expiration in 2023; such credits have no expiration in California.

For 2010 and 2009, the provision for income taxes on the statements of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2010	2009

Federal expense expected at statutory rate	$(69,173)	$(91,521)
State income taxes, net of Federal benefit	(11,870)	(15,705)
Other	528	528
Change in valuation allowance	81,315	107,498

Effective Income Tax	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the years ended December 31, 2010 and 2009.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

9.  Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, is a partner to perform accounting and administrative services.  During the years ended December 31, 2010 and 2009, the Company paid this firm $5,848 and $43,681, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $4,015,544, including short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202, at December 31, 2010, and (b) available-for-sale investments totaling $4,022,809 consisting of short-term federal securities of $1,050,384 and certificates of deposit and corporate bonds totaling $2,972,425 at December 31, 2009.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 year ended December 31, 2010.  There was no such reimbursement expense for the year ended December 31, 2009.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

10.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

11.  Subsequent Event

On February16, 2011, the Company issued 18,383 and 18,940 shares of common stock to each of two directors as compensation for the three months ended September 30, 2010 and December 31, 2010, respectively; these shares, totaling 74,646, were valued at an average of $0.335, or a total of $25,000.