Form 10-Q
period 2011-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2011-05-16
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ or No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑or No☐

As of May 4, 2011 there were 7,896,960 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the three months ended March 31, 2011

Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,530,853	$40,361
Investment in available-for-sale securities	2,527,891	4,015,544
Other current assets	15,356	47,160
Total current assets	$4,074,100	$4,103,065

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$19,525	$4,951
Accrued stock compensation	12,500	25,000
Rent deposit	-	8,175
Total current liabilities	32,025	38,126

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,896,960 and 7,822,314 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	78,969	78,222
Additional paid-in capital	64,250,119	64,225,865
Accumulated deficit	(60,454,060)	(60,419,109)
Accumulated other comprehensive income (loss)	(1,449)	11,465
Total stockholders’ equity	3,873,579	3,896,443
Total liabilities and stockholders’ equity	$4,074,100	$4,103,065

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2011	2010

Operating expenses

General and administrative expenses	$64,547	$85,642

Loss from operations	(64,547)	(85,642)

Other income
Interest and dividend income, net	27,191	21,866
Realized gain on available-for-sale securities	2,404	927

Loss before income taxes	(34,952)	(62,848)

Income taxes	0	800

Net loss	$(34,952)	$(63,648)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$(12,914)	$11,252

Comprehensive loss	$(47,866)	$(52,396)

Basic net loss per common share	$(0.00)	$(0.01)

Diluted net loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic	7,857,978	7,701,258
Diluted	7,857,978	7,701,258

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(34,952)	$(63,648)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock-based compensation	12,500	12,500
Realized gain on available-for-sale-securities	(2,404)	(927)
Changes in assets and liabilities
Other current assets	31,805	15,657
Accounts payable	14,575	6,680
Accrued liabilities	-	15,000
Deposits	(8,175)	-
Deferred rent payable	-	(5,756)
Cash provided by (used in) operating activities	13,349	(20,494)

Cash flows from investing activities
Purchases of available-for-sale securities	(118,571)	(1,797,954)
Sales of available-for-sale securities	192,650	139,579
Maturities of available-for-sale securities	1,403,064	1,617,000
Cash provided by (used in) investing activities	1,477,143	(41,375)

Net increase (decrease) in cash and cash equivalents	1,490,492	(61,869)

Cash and cash equivalents at beginning of period	40,361	210,966

Cash and cash equivalents at end of period	$1,530,853	$149,097

Supplemental cash flow disclosure:

Income taxes paid	$-	$800

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

On June 28, 2007, the Company completed the sale of substantially all of its assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete investment(s) or a business combination if a suitable candidate for the combination is located.

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

2.   Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2011 and results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions.  The Company has a checking account at one institution with a balance of approximately $10,000 at March 31, 2011.  The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation as of March 31, 2011.  The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $1,521,000 at March 31, 2011.  Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, including up to $100,000 for cash.  The remaining portion of this account portfolio was valued at approximately $2,528,000 at March 31, 2011, of which as of that date approximately $400,000 was covered by SIPC protection available after covering the cash balance, leaving approximately $2,128,000 uninsured.

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

Fair Value Measurement

Financial Accounting Standards Board (“FASB”) ASC 820 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

●	Level 3 - Unobservable inputs which are supported by little or no market activity.

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

The carrying value of cash accounts, other current assets, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Recently Adopted Accounting Pronouncements

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

In December 2010, the FASB issued Accounting Standards 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  This guidance amends the disclosure requirements by Securities and Exchange Commission filers by requiring disclosure of pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  In practice, some filers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods.  Other filers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.  This became effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 535,758 were excluded from the calculation of loss per share for the three month period ended March 31, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.  Common stock equivalents for convertible preferred stock of 600,769 shares were excluded from the calculation of loss per share for the three month periods ended March 31, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 were excluded from the calculation of loss per share for the periods ended March 31, 2011 and 2010, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.   Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of March 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$50,610	$963	$-	$51,573
Corporate securities	1,715,317	19,157	(10,016)	1,724,458
Certificates of deposit	763,414	932	(12,486)	751,860
	$2,529,341	$21,052	$(22,502)	$2,527,891

The Company’s investment portfolio had a gross realized gain of $2,404 and a gain of $927 for the three months ended March 31, 2011 and 2010, respectively.  The Company’s investment portfolio has thirteen positions with an unrealized loss as of March 31, 2011.

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of March 31, 2011, were as follows:

	Cost	Fair Value
Due within one year	$928,720	$924,797
Due after one year through three years	1,448,365	1,450,231
Due after three years	152,256	152,863
	$2,529,341	$2,527,891

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  Accordingly, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

5.   Common Stock

The Company agreed to compensate two of its directors in the form of common stock for 2010 and 2011.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter for which the shares were earned. See Note 7.  Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.

On February 16, 2011, the Company issued 18,383 and 18,940 respectively, shares of common stock to each of two directors as compensation for the three months ended September 30, 2010 and December 31, 2010, respectively.  The number of shares issued total 74,646 during the three months ended March 31, 2011, and the shares were valued at an average of approximately $0.34, or a total value of $25,000.  The shares were valued at the closing price on the last day of each quarter for which the shares were earned.  The Company has not yet issued any shares to these directors as compensation for the three months ended March 31, 2011.

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

As of March 31, 2011 and December 31, 2010, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

The Series G stock has a stated value of $1,000 per share, and is convertible into common stock at a conversion price equal to 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion, subject to a maximum conversion price. The number of shares of common stock that may be converted is determined by dividing the stated value of the number of shares of Series G to be converted by the conversion price. The Company may elect to pay the Series G holder in cash at the current market price multiplied by the number of shares of common stock issuable upon conversion.

For the period ended March 31, 2011 and the year ended December 31, 2010, no shares of Series G were converted into shares of common stock.  At March 31, 2011 and December 31, 2010, the outstanding Series G shares were convertible into a minimum of 535,758 and 600,699 shares of common stock, respectively.

Upon a change in control, sale of assets or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption of option.  As such redemption is not in control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, however, the fair values of the derivative as of March 31, 2011 and December 31, 2010 were not material, and therefore are not reflected in the financial statements.

7.   Stock-based compensation

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants.  The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination.  As of March 31, 2011, 58,000 options remain outstanding under the 1998 Plan.   The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest from one year to four years from the date of grant, and vested options must be exercised within three months of an employee’s termination. As of March 31, 2011 and December 31, 2010, the 2000 Plan had expired; no options were available for future grant.

Under both the 1998 Plan and the 2000 Plan, exercise prices of incentive stock options may not be less than 100%, and exercise prices of non-statutory stock options may not be less than 85%, of the fair market value of the common stock on the date of the grant.  For persons owning 10% or more than the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of grant.  Both plans are administered by the Company's board of directors.

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 2000 Plan have been fully vested and related expenses were fully amortized for the three months ended March 31, 2011.

For the three months ended March 31, 2011, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	158,000	$0.36
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	158,000	$0.36	1.96	$43,335

Exercisable at March 31, 2011	158,000	$0.36	1.96	$43,335

All of the Company’s granted and outstanding options were vested at March 31, 2011 and December 31, 2010.

As of March 31, 2011, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 3/31/2011	Weighted- Average Exercise Price	Number Exercisable at 3/31/2011	Weighted- Average Exercise Price
0.00-9.99	1.96	158,000	$0.36	158,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2010 and three of its directors in the form of common stock for 2011.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of each quarter for which the shares were earned.  The Company recorded accrued stock-based compensation of $25,000 as of December 31, 2010 for two directors.  The closing stock prices on September 30, 2010 and December 31, 2010 were $0.34 and $0.33, respectively, resulting in compensation of 18,383 and 18,940 shares to each of the two directors for the third quarter and fourth quarter of 2010, respectively.  These shares were issued on February 16, 2011.  The Company recorded stock-based compensation for the three months ended March 31, 2011 of $12,500 total for two directors.  The closing stock price on March 31, 2011 was $0.37 resulting in compensation of 16,892 shares to each of two directors for the three months ended March 31, 2011, and these shares have not yet been issued to the directors.

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

Federal and state income tax returns for the years ended December 31, 2010, 2009, 2008 and 2007 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the three months ended March 31, 2011.  The tax expense for the three months ended March 31, 2011 is zero and for the three months ended March 31, 2010 was $800.

Income tax provision consisted of the following for 2011:

	Federal	California	2011

Current provision	-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	-	$800	$800

 Income tax provision consisted of the following for 2010:

	Federal	California	2010

Current provision	-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	-	$800	$800

As of March 31, 2011, and December 31, 2010 the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the three months ended March 31, 2011 and 2010.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

9.   Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, is a partner to perform accounting and administrative services.  During the three months ended March 31, 2011 and 2010, the Company paid this firm $0 and $5,300, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,527,891, including short-term federal securities of $803,434 and certificates of deposit and corporate bonds totaling $1,724,457, at March 31, 2011, and (b) available-for-sale investments totaling $4,015,544, including short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202, at December 31, 2010.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for the three months ended March 31, 2011 and 2010.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

On April 20, 2011, the Company purchased 363,636 shares (the “Company ClearSign Shares”) of common stock of ClearSign Combustion Corporation, a Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”).  ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.

MDB acted as placement agent in connection with the ClearSign Offering, and in consideration for its services was issued 109,091 shares of ClearSign’s common stock (in lieu of a cash fee of 10% of the gross proceeds of the ClearSign Offering) and a 5-year warrant to purchase 109,091 shares of ClearSign’s common stock at an exercise price of $2.75 per share.  As described above, Messrs. Marlett and Levande, each an officer, director and stockholder of the Company, are the Chief Executive Officer and Senior Managing Director, respectively, of MDB.

In addition, at the close of the offering MDB received 363,636 shares of ClearSign in consideration of other consulting services provided by MDB unrelated to its role as placement agent.

10. Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

11. Subsequent Event

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign, for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock.  ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.  See Note 9 above.

The agreement pursuant to which the Company purchased ClearSign Shares obligates ClearSign to, among other things, use reasonable best efforts to file a registration statement covering the registration of ClearSign’s common stock within 120 days of the initial closing of the ClearSign Offering as well as to concurrently file a separate registration statement covering the Company’s ClearSign Shares.  The Company’s ClearSign Shares are subject to a lock-up of up to 180 days, except to the extent the Company distributes the Company’s ClearSign Shares to its stockholders, in which case only those ClearSign Shares held by Messrs. Marlett and Levande shall be subject to such lock-up.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections and certain assumptions made by management of Integrated Surgical Systems, Inc. (the “Company”). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “on target,” “envisions,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (“SEC”), particularly the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC.

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

On June 28, 2007, the Company completed the sale of substantially all of its assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete investment(s) or a business combination if a suitable candidate for the combination is located.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011 and 2010 the Company had a net loss of $34,952 and $63,648, respectively.  General and administrative expenses were $65,547 and $85,642 for the three months ended March 31, 2011 and 2010, respectively.  Legal fees decreased by approximately $10,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and accounting fees decreased by approximately $4,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to efforts to reduce legal and accounting costs.  Insurance expense decreased by approximately $5,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to efforts to lower premiums.  Net interest income was approximately $27,200 and $22,000, for the three months ended March 31, 2011 and 2010, respectively.  The increase in the current period was due to a higher percentage of funds being invested in bonds yielding a higher return than in the same period of the previous year.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $1,531,000 as of March 31, 2011 will provide sufficient working capital for the Company to meet its operating plan for the balance of 2011.  Short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing investment(s) or a suitable combination, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur losses from continuing operations in the next 12 months, until it enters into a business combination or until its liquidation.

Cash provided by operating activities was $13,349 for the three months ended March 31, 2011, and cash used in operating activities was $20,494 for the three months ended March 31, 2010.  Cash provided by operating activities for the three months ended March 31, 2011 was primarily due to (i) the Company’s net loss from operations of $34,952 offset by adding back non-cash expenses of $12,500 and (ii) changes in the Company’s assets and liabilities of $38,205 consisting of a decrease in other current assets of $31,805, an increase in accounts payable of $14,575, and a decrease in deposits payable of $8,175.  Cash used in operating activities for the three months ended March 31, 2010 was due primarily to (a) the Company’s net loss from operations of $63,648 offset by adding back non-cash expenses of $12,500 and (b) changes in the Company’s assets and liabilities of $31,581, consisting of an increase in other current assets of $15,657, an increase in accounts payable of $6,680, an increase in accrued liabilities of $15,000, and a decrease in deferred rent payable of $5,756.

Cash provided by investing activities for the three months ended March 31, 2011 of $1,477,143 was from the sale and maturity of available-for-sale securities of $1,595,714, offset by the purchase of available-for-sale securities of $118,571.  Cash used in investing activities for the three months ended March 31, 2010 of $41,375 was for the purchase of available-for-sale securities of $1,797,954, offset by the maturity and sale of available-for-sale securities of $1,756,579.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2010.  Interim results are not necessarily indicative of the results for a full year.

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

As of March 31, 2011, the Company held $1,530,853 in money market and checking accounts.  The Company has a checking account at one major banking institution with a balance of $10,175 at March 31, 2011.   This checking account is guaranteed by the Federal Deposit Insurance Corporation up to $250,000 per institution.  The Company has a money market account in a brokerage account with a third financial institution, with a balance of $1,520,678 at March 31, 2011.  The funds in the money market account at this institution are guaranteed by the Securities Investor Protection Corporation up to $100,000.  The Company had uninsured money market funds of $1,420,678 at March 31, 2011.

Item 4. Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  As of March 31, 2011, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

No changes to the Company’s internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	ClearSign Combustion Corporation Subscription Agreement, dated April 20, 2011, by and between Integrated Surgical Systems, Inc. and ClearSign Combustion Corporation (2)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)
(2)	The Company hereby agrees to furnish supplementally a copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon its request.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated:  May 16, 2011