Form 10-Q
period 2011-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2011-08-02
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 25, 2011 there were 7,972,974 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the six months ended June 30, 2011

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$339,362	$40,361
Investment in available-for-sale securities	2,649,524	4,015,544
Other current assets	15,086	47,160
Total current assets	$3,003,972	$4,103,065

Other assets:
Cost-basis investment	$1,000,000	$-

Total Assets	$4,003,972	$4,103,065

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$9,111	$4,951
Accrued stock compensation	15,625	25,000
Conversion feature liability (Note 7)	64,544	-
Rent deposit	-	8,175
Total current liabilities	89,280	38,126

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,930,744 and 7,822,314 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	79,307	78,222
Additional paid-in capital	64,262,281	64,225,865
Accumulated deficit	(60,589,643)	(60,419,109)
Accumulated other comprehensive income (loss)	(5,749)	11,465
Total stockholders’ equity	3,914,692	3,896,443
Total liabilities and stockholders’ equity	$4,003,972	$4,103,065

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Six Months ended June 30,
	2011	2010

Operating expenses

General and administrative expenses	$143,480	$173,831

Loss from operations	(143,480)	(173,831)

Other income (expense)
Interest and dividend income, net	39,143	39,342
Change in fair value of conversion feature	(64,544)	-
Realized loss on available-for-sale securities	(853)	(249)

Loss before income taxes	(169,734)	(134,738)

Income taxes	800	800

Net loss	$(170,534)	$(135,538)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$(17,213)	$10,019

Comprehensive loss	$(187,747)	$(125,519)

Basic net loss per common share	$(0.02)	$(0.02)

Diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic	7,882,803	7,714,092
Diluted	7,882,803	7,714,092

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended June 30,
	2011	2010

Operating expenses

General and administrative expenses	$78,933	$88,190

Loss from operations	(78,933)	(88,190)

Other income (expense)
Interest and dividend income, net	11,951	17,476
Change in fair value of conversion feature	(64,544)	-
Realized loss on available-for-sale securities	(3,257)	(1,176)

Loss before income taxes	(134,783)	(71,890)

Income taxes	800	0

Net loss	$(135,583)	$(71,890)

Other comprehensive loss
Unrealized loss on available-for-sale securities	$(4,299)	$(1,232)

Comprehensive loss	$(139,882)	$(73,122)

Basic net loss per common share	$(0.02)	$(0.01)

Diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding:
Basic	7,907,355	7,726,785
Diluted	7,907,355	7,726,785

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(170,534)	$(135,538)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Change in fair value of conversion feature	64,544	0
Stock-based compensation	37,500	25,000
Realized gain on available-for-sale-securities	853	249
Changes in assets and liabilities
Other current assets	32,075	18,693
Accounts payable	4,159	48,824
Accrued stock compensation	(9,375)	-
Deposits	(8,175)	-
Deferred rent payable	-	(11,579)
Cash used in operating activities	(48,953)	(54,351)

Cash flows from investing activities
Purchases of available-for-sale securities	(702,760)	(3,217,748)
Sales of available-for-sale securities	192,650	405,472
Maturities of available-for-sale securities	1,858,064	2,753,000
Cost-basis investment	(1,000,000)	-
Cash provided by (used in) investing activities	347,954	(59,276)

Net increase (decrease) in cash and cash equivalents	299,001	(113,627)

Cash and cash equivalents at beginning of period	40,361	210,966

Cash and cash equivalents at end of period	$339,362	$97,339

Supplemental cash flow disclosure:

Income taxes paid	$800	$800

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

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems, for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock.

2.  Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2011 and results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $16,500 at June 30, 2011. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation as of June 30, 2011. The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $323,000 at June 30, 2011. Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, including up to $100,000 for cash. The remaining portion of this account portfolio was valued at approximately $2,649,000 at June 30, 2011, of which as of that date approximately $400,000 was covered by SIPC protection available after covering the cash balance, leaving approximately $2,249,000 uninsured.

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

Cost-Basis Method Valuation

Our non-marketable equity investment in ClearSign is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  See Note 5, “Investment in ClearSign” for more information.

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

Recently Announced Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and includes the following provisions:  application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and the measurement of fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. The guidance becomes effective for the reporting period beginning January 1, 2012.  The Company expects that adoption of this new guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance will become effective for the reporting period beginning January 1, 2012.  Adoption of this new guidance did not have a material impact on the Company’s financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Common stock equivalents for convertible preferred stock of 535,758 were excluded from the calculation of loss per share for the six month and three month periods ended June 30, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods. Common stock equivalents for convertible preferred stock of 679,419 shares were excluded from the calculation of loss per share for the six month and three month periods ended June 30, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 were excluded from the calculation of loss per share for the six months and three months ended June 30, 2011 and 2010, respectively, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of June 30, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$50,405	$795	$-	$51,200
Certificates of deposit	1,813,366	17,365	(9,790)	1,820,941
Corporate securities	791,502	968	(15,087)	777,383
	$2,655,273	$19,128	$(24,877)	$2,649,524

The Company’s investment portfolio had a gross realized loss of $853 and $249 for the six months ended June 30, 2011 and 2010, respectively. The Company’s investment portfolio had a gross realized loss of $3,257 and $1,176 for the three months ended June 30, 2011 and 2010, respectively. The Company’s investment portfolio has fourteen positions with an unrealized loss as of June 30, 2011.

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of June 30, 2011, were as follows:

	Cost	Fair Value
Due within one year	$999,026	$993,485
Due after one year through three years	1,542,209	1,541,180
Due after three years	114,038	114,859
	$2,655,273	$2,649,524

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. Accordingly, the Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

5.  Cost-Basis Investment

On April 20, 2011, the Company purchased 363,636 shares (the “Company ClearSign Shares”) of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.

This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company will regularly evaluate the carrying value of this cost-method investment for impairment. As of June 30, 2011, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during the three and six months ended June 30, 2011.

6.  Common Stock

The Company agreed to compensate two of its directors in the form of common stock for 2010 and 2011. Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2011, the Company agreed to provide one-half of the compensation of a third director in common stock.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the day the shares were issued.  See Note 7, “Redeemable Convertible Preferred Stock”.

On February 16, 2011, the Company issued 18,383 and 18,940 respectively, shares of common stock to each of two directors as compensation for the three months ended September 30, 2010 and December 31, 2010, respectively. On June 2, 2011, the Company issued 16,892 shares of common stock to each of two directors as compensation for the three months ended March 31, 2011. The number of shares issued total 108,430 during the six months and 33,784 during the three months ended June 30, 2011, respectively, and the shares were valued at an average of approximately $0.35, or a total value of $37,500. The shares were valued at the closing price on the issuance date.

7.  Redeemable Convertible Preferred Stock

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

As of June 30, 2011 and December 31, 2010, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended June 30, 2011 and the year ended December 31, 2010, no shares of Series G were converted into shares of common stock. At June 30, 2011 and December 31, 2010, the outstanding Series G shares were convertible into a minimum of 535,758 and 600,699 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, however, the fair values of the derivative are reflected in the financial statements as a liability, which was determined to be $64,544 as of June 30, 2011 and has been included as change in fair value of conversion feature on the June 30, 2011 Statement of Operations.  As of December 31, 2010, the fair value of the derivative was not material, and therefore not reflected in the annual financial statements.

8.  Stock-based compensation

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of June 30, 2011, 158,000 options remain outstanding under the 1998 Plan.  The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest from one year to four years from the date of grant, and vested options must be exercised within three months of an employee’s termination. As of June 30, 2011 and December 31, 2010, the 2000 Plan had expired; no options were available for future grant.

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

FASB ASC 718 “Compensation-Stock Compensation” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  The outstanding stock options under the 2000 Plan have been fully vested and related expenses were fully amortized for the six months ended June 30, 2011.

For the six months ended June 30, 2011, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	158,000	$0.36
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	158,000	$0.36	1.72	$43,335

Exercisable at June 30, 2011	158,000	$0.36	1.72	$43,335

All of the Company’s granted and outstanding options were vested at June 30, 2011 and December 31, 2010.

As of June 30, 2011, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 6/30/2011	Weighted- Average Exercise Price	Number Exercisable at 6/30/2011	Weighted- Average Exercise Price
0.00-9.99	1.72	158,000	$0.36	158,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2010 and three of its directors in the form of common stock for 2011. The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the issuance date. The Company recorded accrued stock-based compensation of $25,000 as of December 31, 2010 for two directors. The closing stock prices on September 30, 2010 and December 31, 2010 were $0.34 and $0.33, respectively, resulting in compensation of 18,383 and 18,940 shares to each of the two directors for the third quarter and fourth quarter of 2010, respectively. These shares were issued on February 16, 2011. The Company recorded stock-based compensation for the three months ended March 31, 2011 of $12,500 total for two directors. The closing stock price on March 31, 2011 was $0.37 resulting in compensation of 16,892 shares to each of two directors for the three months ended March 31, 2011.  These shares were issued on June 2, 2011.  The Company recorded stock-based compensation for the three months ended June 30, 2011 of $15,625 total for three directors. The closing stock price on June 30, 2011 was $0.37 resulting in compensation of 16,892 shares to each of two directors, and 8,446 for a third director for the three months ended June 30, 2011.  These shares were issued on July 7, 2011.

 9.   Income Taxes

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the six months ended June 30, 2011.  The tax expense for the six months ended June 30, 2011 is $800 and for the six months ended June 30, 2010 was $800.

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

As of June 30, 2011, and December 31, 2010 the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the six months ended June 30, 2011 and 2010.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

10.   Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, is a partner to perform accounting and administrative services.  During the six months ended June 30, 2011, the Company paid this firm $0, and during the six months and three months ended June 30, 2010, the Company paid this firm $5,758 and $478, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,649,524, including short-term federal securities of $828,583 and certificates of deposit and corporate bonds totaling $1,820,941, at June 30, 2011, and (b) available-for-sale investments totaling $4,015,544, including short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202, at December 31, 2010.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $18,000 and $9,000 for the six months and three months, respectively, ended June 30, 2011 and 2010, respectively.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

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

11. Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

12. Subsequent Event

On July 7, 2011 the Company issued 16,892 shares of its common stock to each of two shareholders, and 8,446 shares of its common stock to a third shareholder as compensation for services performed as members of its Board of Directors from April 1, 2011 through June 30, 2011 (Note 9), for a total of 42,230 shares.

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

The agreement pursuant to which the Company purchased ClearSign Shares obligates ClearSign to, among other things, use reasonable best efforts to file a registration statement covering the registration of ClearSign’s common stock within 120 days of the initial closing of the ClearSign Offering as well as to concurrently file a separate registration statement covering the Company’s ClearSign Shares.  As of June 30, 2011, ClearSign had not filed a registration statement.  The Company’s ClearSign Shares are subject to a lock-up of up to 180 days, except to the extent the Company distributes the Company’s ClearSign Shares to its stockholders, in which case only those ClearSign Shares held by Messrs. Marlett and Levande shall be subject to such lock-up.

Results of Operations

Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011 and 2010 the Company had a net loss of $170,534 and $135,538, respectively.  General and administrative expenses were $143,480 and $173,831 for the six months ended June 30, 2011 and 2010, respectively.  Legal fees decreased by approximately $2,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and accounting fees decreased by approximately $16,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to efforts to reduce legal and accounting costs.  Insurance expense decreased by $10,000 for six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to efforts to lower premiums.  Net interest income was approximately $39,100 and $39,700, for the six months ended June 30, 2011 and 2010, respectively.  The decrease in the current period was due to a reduction in the percentage of funds being invested in fixed income securities than in the same period of the previous year.  Change in fair value of conversion feature was $64,544 for the six months ended June 30, 2011, due to the recognition of a liability associated with the fair value of the conversion feature of the Company’s convertible preferred stock.

Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011 and 2010 the Company had a net loss of $135,583 and $71,890, respectively.  General and administrative expenses were $78,933 and $88,190 for the three months ended June 30, 2011 and 2010, respectively.  Legal fees increased by approximately $7,800 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to expense related to an investment transaction, and accounting fees decreased by approximately $12,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due primarily to timing differences and efforts to reduce accounting costs.  Insurance expense decreased by $5,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to efforts to lower premiums.  Net interest income was approximately $11,900 and $17,600, for the three months ended June 30, 2011 and 2010, respectively.  The decrease in the current period was due to a higher a reduction in the percentage of funds being invested in fixed income securities than in the same period of the previous year.  Change in fair value of conversion feature was $64,544 for the three months ended June 30, 2011, due to the recognition of a liability associated with the fair value of the conversion feature of the Company’s convertible preferred stock.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $339,000 as of June 30, 2011 will provide sufficient working capital for the Company to meet its operating plan for the balance of 2011.  Short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing investment(s) or a suitable combination, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur losses from continuing operations in the next 12 months, until it enters into a business combination or until its liquidation.

Cash used in operating activities was $48,953 for the six months ended June 30, 2011, and cash used in operating activities was $54,351 for the six months ended June 30, 2010.  Cash provided by operating activities for the six months ended June 30, 2011 was primarily due to (i) the Company’s net loss from operations of $170,534 offset by adding back non-cash expenses of $102,897 and (ii) changes in the Company’s assets and liabilities of $18,684 consisting of an increase in other current assets of $32,075, an increase in accounts payable of $4,159, a decrease in accrued stock compensation of $9,375, and a decrease in deposits payable of $8,175.  Cash used in operating activities for the six months ended June 30, 2010 was due primarily to (a) the Company’s net loss from operations of $135,538 offset by adding back non-cash expenses of $25,000 and (b) changes in the Company’s assets and liabilities of $55,938, consisting of an increase in other current assets of $18,693, an increase in accounts payable of $48,824, and a decrease in deferred rent payable of $11,579.

Cash provided by investing activities for the six months ended June 30, 2011 of $347,954 was from the sale and maturity of available-for-sale securities of $2,050,714, offset by the purchase of available-for-sale securities of $702,760 and the investment in ClearSign of $1,000,000.  Cash used in investing activities for the six months ended June 30, 2010 of $59,276 was for the purchase of available-for-sale securities of $3,217,748, offset by the maturity and sale of available-for-sale securities of $3,158,472.

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

As of June 30, 2011, the Company held $339,362 in money market and checking accounts.  The Company has a checking account at one major banking institution with a balance of $16,452 at June 30, 2011.   This checking account is guaranteed by the Federal Deposit Insurance Corporation up to $250,000 per institution.  The Company has a money market account in a brokerage account with a second financial institution, with a balance of $322,910 at June 30, 2011.  The funds in the money market account at this institution are guaranteed by the Securities Investor Protection Corporation up to $100,000.  The Company had uninsured money market funds of $222,910 at June 30, 2011.

Item 4. Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  As of June 30, 2011, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	ClearSign Combustion Corporation Subscription Agreement, dated April 20, 2011, by and between Integrated Surgical Systems, Inc. and ClearSign Combustion Corporation (2)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)
(2)	Incorporated by reference to Form 10-Q filed on May 16, 2011
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

	By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated: July 29, 2011