Form 10-Q
period 2011-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2011-11-08
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 1, 2011 there were 8,028,779 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the nine months ended September 30, 2011

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$773,307	$40,361
Investments in available-for-sale securities	2,186,649	4,015,544
Other current assets	24,823	47,160
Total current assets	2,984,239	4,103,065

Other assets:
Cost-basis investment	1,000,000	-

Total Assets	$3,984,239	$4,103,065

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$15,351	$4,951
Accrued stock compensation	15,625	25,000
Conversion feature liability (Note 7)	61,665	-
Rent deposit	-	8,175
Total current liabilities	92,641	38,126

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 7,972,974 and 7,822,314 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	79,729	78,222
Additional paid-in capital	64,277,484	64,225,865
Accumulated deficit	(60,616,978)	(60,419,109)
Accumulated other comprehensive (loss) income	(17,133)	11,465
Total stockholders’ equity	3,891,598	3,896,443
Total liabilities and stockholders’ equity	$3,984,239	$4,103,065

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Nine Months ended
	September 30,
	2011	2010

Operating expenses

General and administrative expenses	$197,218	$219,901

Loss from operations	(197,218)	(219,901)

Other income (expense)
Interest and dividend income, net	63,592	59,814
Change in fair value of conversion feature	(61,665)	-
Realized losses on available-for-sale securities	(1,778)	(938)

Loss before provision for income taxes	(197,069)	(161,025)

Provision for income taxes	800	800

Net loss	$(197,869)	$(161,825)

Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale securities	(17,133)	18,868

Comprehensive loss	$(215,002)	$(142,957)

Basic net loss per common share	$(0.03)	$(0.02)

Diluted net loss per common share	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic	7,912,108	7,749,233
Diluted	7,912,108	7,749,233

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations
(Unaudited)

	Three Months ended September 30,
	2011	2010

Operating expenses

General and administrative expenses	$53,739	$46,069

Loss from operations	(53,739)	(46,069)

Other income (expense)
Interest and dividend income, net	24,450	20,470
Change in fair value of conversion feature	2,879	-
Realized losses on available-for-sale securities	(925)	(688)

Loss before provision for income taxes	(27,335)	(26,287)

Provision for income taxes	-	-

Net loss	$(27,335)	$(26,287)

Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale securities	(11,384)	8,848

Comprehensive loss	$(38,719)	$(17,439)

Basic net loss per common share	$(0.00)	$(0.00)

Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	7,969,761	7,818,369
Diluted	7,969,761	7,818,369

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(197,869)	$(161,825)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of conversion feature	61,665	-
Stock-based compensation	53,125	37,500
Realized losses on available-for-sale securities	1,778	938
Changes in operating assets and liabilities
Other current assets	22,878	11,299
Accounts payable	10,400	(375)
Accrued stock compensation	(9,375)	-
Rent deposit	(8,175)	-
Deferred rent payable	-	(17,469)
Cash used in operating activities	(65,573)	(129,932)

Cash flows from investing activities
Purchases of available-for-sale securities	(899,305)	(3,854,349)
Proceeds received from sales of available-for-sale securities	192,650	509,647
Proceeds received from maturities of available-for-sale securities	2,505,174	3,328,000
Purchase of cost-basis investment	(1,000,000)	-
Cash provided by (used in) investing activities	798,519	(16,702)

Net increase (decrease) in cash and cash equivalents	732,946	(146,634)

Cash and cash equivalents at beginning of period	40,361	210,966

Cash and cash equivalents at end of period	$773,307	$64,332

Supplemental cash flow disclosure:

Income taxes paid	$800	$800

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

On June 28, 2007, the Company completed the sale of substantially all of its assets. After completion of the sale, the Company became inactive, and is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete investment(s) or a business combination if a suitable candidate for the combination is located.

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

2.  Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2011 and results of operations for the nine months and three months then ended and cash flows for the nine months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $11,200 at September 30, 2011. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2011. The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $762,000 at September 30, 2011. Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had uninsured cash and cash equivalents of approximately $262,000 at September 30, 2011.

Investments in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale securities, which consist of fixed income securities, which are accounted for in accordance with Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.” Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income (loss).

Fair Value Measurement

Financial Accounting Standards Board (“FASB”) ASC 820 “Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with ASC 820, the Company measures its cash and investments in available-for-sale securities at fair value. The Company’s cash and investments in available-for-sale securities are classified within Level 1 by using quoted market prices.

The carrying value of other current assets and accounts payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Fair Value Instruments

ASC 825 “Financial Instruments” permits entities to choose to measure at fair value many financial instruments and certain other items that had previously not been required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. FASB ASC 825 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted by FASB ASC 825, the Company has elected not to use the fair value option to measure the Company’s available-for-sale securities and will continue to report under FASB ASC 320, “Investments-Debt and Equity Securities”. The Company has made this election because it believes the nature of its financial assets and liabilities are not so complex that they would benefit from a change in valuation to fair value.

Cost-Basis Method Valuation

The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by ASC 325, “Cost Method Investments” , as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  See Note 5, “Cost-Basis Investment” for more information.

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

In December 2010, the FASB issued Accounting Standards 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This guidance amends the disclosure requirements by Securities and Exchange Commission filers by requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. In practice, some filers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other filers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. This became effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this new guidance did not have any impact on the Company’s financial statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance will become effective for the reporting period beginning January 1, 2012.  The Company expects that the adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 660,769 were excluded from the calculation of loss per share for the nine month and three month periods ended September 30, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods. Common stock equivalents for convertible preferred stock of 638,242 shares were excluded from the calculation of loss per share for the nine month and three month periods ended September 30, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 158,000 were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2011 and 2010, respectively, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of September 30, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$35,236	$549	$-	$35,785
Certificates of deposit	1,333,996	13,740	(13,452)	1,334,284
Corporate securities	834,550	810	(18,780)	816,580
	$2,203,782	$15,099	$(32,232)	$2,186,649

The Company’s investment portfolio had gross realized losses of $1,778 and $938 for the nine months ended September 30, 2011 and 2010, respectively. The Company’s investment portfolio had gross realized losses of $925 and $688 for the three months ended September 30, 2011 and 2010, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of September 30, 2011, were as follows:

	Cost	Fair Value
Due within one year	$1,185,957	$1,185,755
Due after one year through three years	903,911	885,629
Due after three years	113,914	115,265
	$2,203,782	$2,186,649

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. Accordingly, the Company has classified the entire fair value of its investments in available-for-sale securities as current assets in the accompanying balance sheets.

5.  Cost-Basis Investment

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.

This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in “Other income (expense)” in the accompanying statements of operations. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of September 30, 2011, the Company believes that no event had occurred that would adversely affect the carrying value of this investment, and accordingly, the Company did not record any impairment charges relating to this investment during the three and nine months ended September 30, 2011.

6.  Common Stock

The Company agreed to compensate two of its directors in the form of common stock for 2010 and 2011. Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2011, the Company agreed to provide one-half of the compensation of a third director in common stock.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the day the shares are issued.  See Note 7, “Redeemable Convertible Preferred Stock”.

On February 16, 2011, the Company issued 18,383 and 18,940 respectively, shares of common stock to each of two directors as compensation for the three months ended September 30, 2010 and December 31, 2010, respectively. On June 2, 2011, the Company issued 16,892 shares of common stock to each of two directors as compensation for the three months ended March 31, 2011.  On July 7, 2011, the Company issued 16,892 shares of common stock to each of two directors, and 8,446 shares to another director as compensation for the three months ended June 30, 2011.  The number of shares issued total 150,660 during the nine months and 42,230, during the three months ended September 30, 2011, respectively.  The shares issued during the nine months ended September 30 were valued at an average share price of approximately $0.35, or a total value of $53,125, and the shares issued during the three months ended September 30 were valued at $0.37, or a total of $15,625.

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

As of September 30, 2011 and December 31, 2010, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended September 30, 2011 and the year ended December 31, 2010, no shares of Series G were converted into shares of common stock. At September 30, 2011 and December 31, 2010, the outstanding Series G shares were convertible into a minimum of 660,769 and 600,699 shares of common stock, respectively.

Upon a change in control, sale of asset or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496. The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption of option. As such redemption is not in control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the accompanying balance sheets between liabilities and stockholders’ equity.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, however, the fair values of the derivative are reflected in the financial statements as a liability, which was determined to be $61,665 as of September 30, 2011 and has been included as “change in fair value of conversion feature” on the accompanying Statements of Operations.  As of December 31, 2010, the fair value of the derivative was not material, and therefore not reflected in the financial statements.

8.  Stock-based compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August, 15 2013 and have an exercise price of $0.38 per share.  As of September 30, 2011 and December 31, 2010, 100,000 options remain outstanding under this grant, respectively.

The Company currently has two stock option plans with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of September 30, 2011 and December 31, 2010, 58,000 options remain outstanding under the 1998 Plan, respectively.

The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest from one year to four years from the date of grant, and vested options must be exercised within three months of an employee’s termination. As of September 30, 2011 and December 31, 2010, the 2000 Plan had zero shares outstanding, respectively.

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

FASB ASC 718 “Compensation-Stock Compensation ” (formerly SFAS 123(R)) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  The outstanding stock options under both the 1998 Plan and 2000 Plan have been fully vested and related expenses were fully amortized for the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	158,000	$0.36
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	158,000	$0.36	1.47	$43,335

Exercisable at September 30, 2011	158,000	$0.36	1.47	$43,335

As of September 30, 2011, a summary of options outstanding under the Company’s 1998 Plan and other non-qualified stock options was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.3275-0.4000	1.47	158,000	$0.36	158,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2010 and three of its directors in the form of common stock for 2011. The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the issuance date. The Company recorded accrued stock-based compensation of $25,000 as of December 31, 2010 for two directors.  On February 16, 2011, the Company issued 74,646 shares to these directors.  The Company recorded stock-based compensation for the three months ended March 31, 2011 of $12,500 total for two directors.  On June 2, 2011, the Company issued 33,784 shares to these directors.  The Company recorded stock-based compensation for the three months ended June 30, 2011 of $15,625 total for three directors.  On July 7, 2011, the Company issued 42,230 shares to these directors.  The Company recorded stock-based compensation for the three months ended September 30, 2011 of $15,625 total for three directors.  On October 13, 2011, the Company issued 55,805 shares to these directors.  See Note 12 below.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the nine months ended September 30, 2011.  The provision for income tax expense for the nine months ended September 30, 2011 and September 30, 2010 was $800, respectively.

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

As of September 30, 2011, and December 31, 2010 the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

In July 2006, the FASB issued authoritative guidance on accounting for uncertainty in income taxes, contained in ASC 740-10, which requires that realization of an uncertain income tax position must be more likely than not (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  The guidance further prescribes the benefit to be realized assuming a review by tax authorities having all relevant information and applying current conventions.  The interpretation also clarifies the financial statements classification of tax related penalties and interest and set forth new disclosures regarding unrecognized tax benefits.  The adoption of ASC 740-10 did not have a material impact on the Company’s results of operations, financial position or cash flow.

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the nine months ended September 30, 2011 and 2010.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

10.   Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, is a partner to perform accounting and administrative services.  During the nine months ended September 30, 2011, the Company paid this firm $0, and during the nine months and three months ended September 30, 2010, the Company paid this firm $5,803 and $45, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,186,649, that include short-term federal securities of $35,785 and certificates of deposit and corporate bonds totaling $2,150,864, at September 30, 2011, and (b) available-for-sale investments totaling $4,015,544, that included short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202, at December 31, 2010.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer and a director of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $27,000 and $9,000 for the nine months and three months, respectively, ended September 30, 2011 and 2010, respectively.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

MDB acted as placement agent in connection with the ClearSign Offering discussed in Note 5, and in consideration for its services was issued 109,091 shares of ClearSign’s common stock (in lieu of a cash fee of 10% of the gross proceeds of the ClearSign Offering) and a 5-year warrant to purchase 109,091 shares of ClearSign’s common stock at an exercise price of $2.75 per share.  As described above, Messrs. Marlett and Levande, each an officer, director and stockholder of the Company, are also the Chief Executive Officer and Senior Managing Director, respectively, of MDB.

In addition, at the close of the offering MDB received 363,636 shares of ClearSign in consideration of other consulting services provided by MDB unrelated to its role as a placement agent.

11. Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

12. Subsequent Event

On October 13, 2011 the Company issued 22,322 shares of its common stock to each of two shareholders, and 11,161 shares of its common stock to a third shareholder as compensation for services performed as members of its Board of Directors from July 1, 2011 through September 30, 2011 (Note 8), for a total of 55,805 shares.

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

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign, for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock.  ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.  See Note 5 of the Financial Statements.

The agreement pursuant to which the Company purchased ClearSign Shares obligates ClearSign to, among other things, use reasonable best efforts to file a registration statement covering the registration of ClearSign’s common stock within 120 days of the initial closing of the ClearSign Offering as well as to concurrently file a separate registration statement covering the Company’s ClearSign Shares.  As of September 30, 2011, ClearSign had not filed a registration statement.  The Company’s ClearSign Shares are subject to a lock-up of up to 180 days, except to the extent the Company distributes the Company’s ClearSign Shares to its stockholders, in which case only those ClearSign Shares held by Messrs. Marlett and Levande shall be subject to such lock-up.

Results of Operations

Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011 and 2010 the Company had a net loss of $197,869 and $161,825, respectively.  General and administrative expenses were $197,218 and $219,901 for the nine months ended September 30, 2011 and 2010, respectively.  Legal fees decreased by approximately $2,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, and accounting fees decreased by approximately $6,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to efforts to reduce legal and accounting costs.  Insurance expense decreased by $13,000 for nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to efforts to lower premiums.  Net interest income was approximately $63,500 and $59,800, for the nine months ended September 30, 2011 and 2010, respectively.   Change in fair value of conversion feature was $61,665 for the nine months ended September 30, 2011, due to the recognition of a liability associated with the fair value of the conversion feature of the Company’s convertible preferred stock; change in value was not material for 2010, therefore was not recorded.

Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011 and 2010 the Company had a net loss of $27,335 and $26,287, respectively.  General and administrative expenses were $53,739 and $46,069 for the three months ended September 30, 2011 and 2010, respectively.  Accounting fees increased by approximately $11,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due primarily to an invoice credit issued by the accounting firm in 2010.  Insurance expense decreased by $3,500 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to efforts to lower premiums.  Net interest income was approximately $24,500 and $20,400, for the three months ended September 30, 2011 and 2010, respectively.   Change in fair value of conversion feature was $2,879 for the three months ended September 30, 2011, due to the recognition of a liability associated with the fair value of the conversion feature of the Company’s convertible preferred stock; change in value was not material for 2010, therefore was not recorded.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $773,000 as of September 30, 2011 will provide sufficient working capital for the Company to meet its operating plan for the balance of 2011.  Short-term available-for-sale-securities can be readily liquidated to provide additional working capital.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing investment(s) or a suitable combination, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur losses from continuing operations in the next 12 months, until it enters into a business combination or until its liquidation.

Cash used in operating activities was $65,573 for the nine months ended September 30, 2011, and cash used in operating activities was $129,932 for the nine months ended September 30, 2010.  Cash used in operating activities for the nine months ended September 30, 2011 was primarily due to (i) the Company’s net loss from operations of $197,869 offset by adding back non-cash expenses of $116,568 and (ii) changes in the Company’s operating assets and liabilities of $15,728 consisting of an increase in other current assets of $22,878, an increase in accounts payable of $10,400, a decrease in accrued stock compensation of $9,375, and a decrease in rent deposits of $8,175.  Cash used in operating activities for the nine months ended September 30, 2010 was due primarily to (a) the Company’s net loss from operations of $161,825 offset by adding back non-cash expenses of $37,500 and (b) changes in the Company’s operating assets and liabilities of $6,546, consisting of an increase in other current assets of $11,299, an decrease in accounts payable of $375, and a decrease in deferred rent payable of $17,469.

Cash provided by investing activities for the nine months ended September 30, 2011 of $798,519 was from the sale and maturity of available-for-sale securities of $2,697,824, offset by the purchase of available-for-sale securities of $899,305 and the investment in ClearSign of $1,000,000.  Cash used in investing activities for the nine months ended September 30, 2010 of $16,702 was for the purchase of available-for-sale securities of $3,854,349, offset by the maturity and sale of available-for-sale securities of $3,837,647.

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

Investments in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale securities, which consist of fixed income securities, which is accounted for in accordance with Accounting Standards Codification (“ASC”) 320, “ Investments - Debt and Equity Securities .” Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income.

Cost-Basis Investment

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock.  This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, other current assets and accounts payable to approximate their fair values because of the short term nature of those instruments.

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

As of September 30, 2011, the Company held $773,307 in money market and checking accounts.  The Company has a checking account at one major banking institution with a balance of $11,217 at September 30, 2011.  This checking account is fully insured by the FDIC.  The Company has a money market account in a brokerage account with a second financial institution, with a balance of $762,090 at September 30, 2011.  The funds in the money market account at this institution are guaranteed by the SIPC up to $500,000.  The Company had uninsured cash and cash equivalents of $262,090 at September 30, 2011.

Item 4. Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  As of September 30, 2011, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

Dated: November 1, 2011