Form 10-K
period 2011-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2012-03-28
CIK 894871

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2011 was $1,561,770.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.37 per share on that date.

As of March 22, 2012, the Registrant had 8,093,885 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-K

For the fiscal year ended December 31, 2011

Cautionary Statement Regarding Forward-Looking Information

This Report by Integrated Surgical Systems, Inc. (the “Company”) contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding.  Other statements contained in this Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

The Company was incorporated in Delaware in 1990 and was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination, equity investment (such as the recent ClearSign investment discussed below) or strategic alliance, if suitable candidate(s) are identified.

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

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems. On November 14, 2011, ClearSign filed a registration statement on Form S-1 (as amended) relating to the initial public offering of its common stock, which registration statement had not been declared effective as of December 31, 2011. MDB Capital Group is the sole underwriter for the initial public offering and is expected to receive compensation in connection with such initial public offering. See Note 5 of the accompanying financial statements.

As of December 31, 2011, the Company had no employees.

Item 1A.	Risk Factors

Not Applicable.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company did not during 2011, and does not currently, own or lease any properties.

Item 3.	Legal Proceedings

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4.	Mine Safety Disclosure

Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Common Stock
	(ISSM)
	High	Low
2011

First Quarter	$0.400	$0.330
Second Quarter	$0.510	$0.370
Third Quarter	$0.370	$0.290
Fourth Quarter	$0.350	$0.200

2010

First Quarter	$0.340	$0.300
Second Quarter	$0.340	$0.300
Third Quarter	$0.400	$0.300
Fourth Quarter	$0.350	$0.310

Holders

 As of March 22, 2012, there were approximately 60 holders of record of the common stock.

Dividend

The Company has never paid dividends on its common stock, and its present policy is to retain any future earnings in the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,000		$0.33	-0-

Equity compensation not approved by security holders	130,000	(1)	$0.44	-0-

Total	180,000		$0.41	-0-

(1)	Consists of: (i) 30,000 warrants issued to consultants, which expire in July 2014 and have an exercise price of $0.63 per share; and (ii) 100,000 stock options granted to directors, which are fully vested, expire in August 2013, and have an exercise price of $0.38 per share.

Recent sales of unregistered securities

On February 16, 2011, the Company issued 18,383 shares of common stock each to two of its directors, for a total of 36,766 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended September 30, 2010. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.34.

On February 16, 2011, the Company issued 18,940 shares of common stock each to two of its directors, for a total of 37,880 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended December 31, 2010. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the last day of the quarter, which was $0.33.

On June 6, 2011, the Company issued 16,892 shares of common stock each to two of its directors, for a total of 33,784 shares, in lieu of cash compensation of $6,250 each, for their services as a director for the quarter ended March 31, 2011. The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the date of issue, which was $0.37.

On July 7, 2011, the Company issued 16,892 shares of common stock each to two of its directors and 8,446 shares of common stock to another director, for a total of 42,230 shares, in lieu of cash compensation of $6,250 each for two directors and $3,125 for another director, for their services as a director for the quarter ended June 30, 2011.  The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the date of issue, which was $0.37.

On October 13, 2011, the Company issued 22,322 shares of common stock each to two of its directors and 11,161 shares of common stock to another director, for a total of 55,804 shares, in lieu of cash compensation of $6,250 each for two directors and $3,125 for another director, for their services as a director for the quarter ended September 30, 2011.  The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the date of issue, which was $0.28.

On January 25, 2012, the Company issued 26,042 shares of common stock each to two of its directors and 13,022 shares of common stock to another director, for a total of 65,106 shares, in lieu of cash compensation of $6,250 each for two directors and $3,125 for another director, for their services as a director for the quarter ended December 31, 2011.  The number of shares was determined by dividing the cash compensation by the closing price of the Company’s common stock on the day of issue, which was $0.24.

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

Penny Stock

On March 22, 2012, there were 8,093,885 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.23 a share, giving the Company a market capitalization of approximately $1.86 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale of substantially all of its assets, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above.  The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination, equity investment (such as the recent ClearSign investment discussed above) or strategic alliance, if suitable candidate(s) are identified.

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

Results of Operations for 2011 Compared to 2010

For 2011, total net loss was approximately $263,000, or $0.03 loss per basic and diluted share.  Total net loss for 2010 was approximately $204,000, or $0.03 loss per basic and diluted share.

Operations

For 2011, the Company had a net loss of $263,000, which loss was $59,000 more than the net loss of $204,000 for 2010.  The increase in loss for 2011 compared to 2010 is due primarily to the recognition of an $81,000 liability associated with the Company’s Series G Convertible Preferred Stock and a decrease in realized gains on available-for-sale securities transactions of $5,000, offset by a decrease in general and administrative expenses of $26,000.  The decrease in general and administrative expenses from 2010 to 2011 was primarily due to a decrease in accounting fees of more than $6,000, a decrease in legal fees of more than $4,000, and a decrease in business insurance premiums of approximately $14,000 due to a change in an insurance policy.  The reduction in general and administrative expenses was offset by an increase in outside services expense of approximately $2,000 from 2010 to 2011.  The Company has no employees, so it relies on outside contractors to perform basic and necessary services.  Net interest income remained mostly unchanged from 2010 to 2011.

Liquidity

The Company believes that existing cash and cash equivalents of approximately $423,000 as of December 31, 2011 will provide sufficient working capital for the Company to meet its operating plan for 2012. However, short-term available-for-sale-securities can be readily liquidated to provide additional working capital, if necessary.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition, equity investment or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition, equity investment or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable investment, merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable investment, merger, acquisition or strategic alliance transaction or until its liquidation.

At December 31, 2011 and December 31, 2010, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a liquidity measure designed to predict the Company’s ability to pay bills, was 28.60 and 107.22, respectively.  The decrease in the “quick ratio” ratio at December 31, 2011 from December 31, 2010 was due to an increase in current liabilities, which consisted primarily of the conversion feature liability associated with the Series G Convertible Preferred Stock, a decrease in investment in available-for-sale securities, and an increase in an investment not categorized as a current asset.  The Company’s “current ratio” (current assets divided by current liabilities) was 28.74 and 107.62 at December 31, 2011 and December 31, 2010, respectively.

Cash used in operating activities for 2011 was approximately $99,000, which primarily consisted of an operating loss of approximately $263,000, partially offset by stock-based compensation of $69,000 and the conversion feature liability of $81,000 related to its Series G Convertible Preferred Stock.

Cash provided by investing activities for 2011 of approximately $481,000 was from the maturity or sale of available-for-sale securities of approximately $3,267,000, offset by the purchase of available-for-sale securities of approximately $1,786,000 and its $1,000,000 investment in ClearSign.

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

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with FASB ASC 718, “Compensation – Stock Compensation.”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Stock-based costs for equity awards with future service periods are recognized as the equity awards vest over their service period.

Fair Value Measurement

FASB ASC 820 “Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Fair Value Instruments

ASC 825 “Financial Instruments” permits entities to choose to measure at fair value many financial instruments and certain other items that had previously not been required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. FASB ASC 825 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted by ASC 825, the Company has elected not to use the fair value option to measure the Company’s available-for-sale securities and will continue to report under ASC 320, “Investments-Debt and Equity Securities”. The Company has made this election because it believes the nature of its financial assets and liabilities are not so complex that they would benefit from a change in valuation to fair value.

Cost-Basis Method Valuation

The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  See Note 5, “Cost-Basis Investment” for more information.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and includes the following provisions:  application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and the measurement of fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. The guidance becomes effective for the reporting period beginning January 1, 2012.  The Company expects that adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

As of December 31, 2011, the Company held approximately $423,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $5,000 at December 31, 2011.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2011.   The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $418,000 at December 31, 2011. Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 10, 2012, the Registrant engaged Gumbiner Savett Inc. (“Gumbiner”) as the Registrant’s new independent registered public accounting firm for the fiscal year ending December 31, 2011.  During the Registrant’s past two fiscal years, neither the Registrant nor any significant subsidiary has consulted with Gumbiner regarding any of the matters referenced in Item 304(a)(2) of Regulation S-K.

On January 11, 2012, the Registrant dismissed SingerLewak LLP (“SL”) as its independent registered public accounting firm. The decision to change accountants was approved by the Registrant’s board of directors.

No report on the financial statements prepared by SL contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the time SL served as the Registrant’s principal accountant, there were no disagreements with SL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of SL, would have caused SL to make reference to the subject matter of such disagreements in connection with its reports on the Registrant during such periods. None of the events as specified in Item 304(a)(1)(v) of Regulation S-K occurred during the period that SL served as the Registrant’s principal accountant.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established and maintains a system of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of December 31, 2011, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/22/2012	Current Position with the Company	Period
Peter B. Mills	56	Director	Sep 2006 – Present
Michael J. Tomczak	57	Director	Sep 2006 – Present
Christopher A. Marlett	47	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	62	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	44	Chief Financial Officer	Jan 2010 – Present

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

Michael J. Tomczak was elected as a Director of the Company in September 2006.  Mr. Tomczak is currently, and has been since January 2007, a member and president of Tomczak Business Consultants, LLC and a partner with its predecessor firm, Tomczak & Co. CPA LLP, which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997, and as Chief Financial Officer of the Company from July 2008 until December 2009.  From 2004 to 2005, Mr. Tomczak served as the President and Chief Operating Officer of Retail Technology International, Inc. (“RTI”), a developer of point-of-sale software. Mr. Tomczak served as the Chief Executive Officer and President of RTI from 2002 until its sale to Island Pacific, Inc., a developer of retail management software, in 2004. Mr. Tomczak served as RTI's Chief Financial Officer from January 2001 to December 2002.  Mr. Tomczak served as President and Chief Operating Officer of Island Pacific and was a member of Island Pacific's Board of Directors from 2004 until 2005 and served as Chairman of RTI's Board of Directors from 2002 to 2004. Prior to joining the Company in 1991, Mr. Tomczak served as Director of Ernst & Young's Sacramento office's Entrepreneurial Services Group.  Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University and is a Certified Public Accountant. Mr. Tomczak was appointed as a director because of his thirty years of financial/business management experience and expertise as a Certified Public Accountant.

Christopher A. Marlett was elected as a Director and the Chief Executive Officer of the Company in April 2008.  Mr. Marlett is, and has been since 1997, the co-founder, chairman and Chief Executive Officer of MDB Capital Group LLC (“MDB”), an investment banking firm focused on equity financings and capital formation for growth-oriented technology companies.  He holds a Bachelor of Science degree in Business Administration from the University of Southern California.  Mr. Marlett was appointed as a director because of his twenty-five years of investment banking experience, including all phases of corporate finance, such as the completion of initial public offerings, secondary offerings, PIPEs and strategic consulting.

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB Capital Group LLC from June 2003 through 2010 and a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its medical technology group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2001 to 2007.  Mr. Levande received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 12 years of merchant and investment banking experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2011 except that (i) Christopher Marlett is late on Form 4 filings reporting the acquisition of 68,480 shares, 23,150 shares, 21,522 shares, 19,532 shares, 20,834 shares, 20,162 shares, 18,383 shares, 18,940 shares, 16,892 shares, 16,892 shares and 22,332 shares (acquired on different dates) and may, through his ownership of, and management position at, MDB, be late on a Form 4 filing reporting the acquisition of 157,500 shares by MDB (of which Mr. Marlett may disclaim any beneficial ownership except to the extent of his pecuniary interest, and subsequently sold to Martin Stephen Walker) and (ii) Robert Levande is late on Form 4 filings reporting the acquisition of 68,480 shares, 23,150 shares, 21,552 shares, 19,532 shares, 20,834 shares, 20,162 shares, 18,383 shares, 18,940 shares, 16,892 shares, 16,892 shares and 22,332 shares (acquired on different dates). Peter Mills is late on Form 4 filings reporting the acquisition of 8,446 shares and 11,161 shares (acquired on different dates).

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

The following table sets forth, for the fiscal years ended December 31, 2011 and 2010, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2011 (collectively, the “Named Executive Officers”).  There were no executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position (1)	Year	Stock Awards (2)	All Other Compensation (3)	Total Compensation

Christopher A. Marlett	2011	$25,000	-	$25,000
Chief Executive Officer	2010	$25,000	-	$25,000

Gary A. Schuman	2011	-	$36,000	$36,000
Chief Financial Officer	2010	-	$36,000	$36,000

(1)	Mr. Schuman became Chief Financial Officer of the Company on January 1, 2010. Mr. Marlett and Mr. Schuman were not employees of the Company during 2010 or 2011 and therefore neither received any salary or other compensation for performance of his as an officer of the Company in 2010 and/or 2011 (as applicable). Mr. Marlett is a director of the Company, and in accordance with SEC rules, his director compensation is disclosed in this table.

(2)	The amounts in this column represent the aggregate grant date fair value of the shares issued to Mr. Marlett for his services as a director of the Company, calculated in accordance with Accounting Standards Codification ("ASC") 718, under the assumptions included in Note 8 to the Company’s audited financial statements included in this Report. Mr. Marlett has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares determined by dividing the compensation earned each quarter by the closing price of the Company’s common stock (a) for issuances related to 2010, as of the last day of the quarter with respect to which the shares were issued and (b) for issuances related to 2011, as of the date of issuance.

(3)	The Company compensates MDB Capital Group for Mr. Schuman’s services in the amount of $3,000 in cash per month, and the amounts in this column represent such compensation paid to MDB Capital Group.

Employment Agreements

There are no current employment agreements or arrangements between the Company and any person.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Christopher A. Marlett	25,000	$0.38	8/14/2013

Director Compensation

For 2011, the Company paid its non-employee directors $6,250 per quarter, which the directors were entitled to elect to take in cash, stock, or in a combination of cash and stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Total

Peter B. Mills	$15,625	$9,375	$25,000

Robert M. Levande	$-	$25,000	$25,000

Michael J. Tomczak	$25,000	$-	$25,000

(1)	Mr. Marlett is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)	Mr. Levande has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company. Mr. Mills has elected, beginning in the second quarter of 2011, to receive one half of his $6,250 quarterly fee in the form of cash and one half in shares of common stock of the Company. For 2011, the number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date. The amounts in this column represent the aggregate grant date fair value of the shares issued in 2011, calculated in accordance with ASC 718, under the assumptions included in Note 8 to the Company’s audited financial statements included in this Report. As of December 31, 2011, Mr. Mills had 50,000 stock options outstanding, Mr. Levande had 25,000 stock options outstanding and Mr. Tomczak had 50,000 stock options outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 22, 2012 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett (3)	2,173,263	(4)	26.77%
Robert M. Levande (3)	334,732	(5)	4.12%
Michael J. Tomczak (3)	50,000	(6)	0.61%
Peter B. Mills	82,629	(7)	1.01%
All Directors and executive officers as a group (4 persons)	2,640,624		32.51%

Martin Stephen Walker	753,544	(8)	9.31%
Toye Anne Drewry	628,717		7.77%
Jay Gottlieb	567,352		7.01%

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 22, 2012 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 8,093,885 shares of common stock outstanding as of March 22, 2012, plus the number of shares each person has the right to acquire within 60 days of March 22, 2012.

(3)	Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd., Suite 1020, Santa Monica, CA 90401.

(4)	Includes 25,000 shares that Mr. Marlett may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2012. Mr. Marlett holds 827,541 shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 293,181 shares in a joint account with Terri Marlett.

(5)	Includes 25,000 shares that Mr. Levande may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2012.

(6)	Includes 50,000 shares that Mr. Tomczak may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2012.

(7)	Includes 50,000 shares that Mr. Mills may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2012.

(8)	Mr. Walker holds 728,717 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in Item 11 of this Report the information required for securities authorized for issuance under the Company’s equity plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, which was an accounting firm in which Michael Tomczak, who was an officer and is a director, was a partner to perform accounting and administrative services.  During the years ended December 31, 2011 and 2010, the Company paid this firm $0 and $5,848, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,491,773, including short-term federal securities of $15,564 and certificates of deposit and corporate bonds totaling $2,476,209, at December 31, 2011, and (b) available-for-sale investments totaling $4,015,544 consisting of short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202 at December 31, 2010.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for the years ended December 31, 2011 and 2010.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

MDB acted as placement agent in connection with the ClearSign Offering discussed above in Item 1, and in consideration for its services was issued 109,091 shares of ClearSign’s common stock (in lieu of a cash fee of 10% of the gross proceeds of the ClearSign Offering) and a 5-year warrant to purchase 109,091 shares of ClearSign’s common stock at an exercise price of $2.75 per share.  As described above, Messrs. Marlett and Levande, each an officer, director and stockholder of the Company, are also the Chief Executive Officer and Senior Managing Director, respectively, of MDB.

In addition, at the close of the offering MDB received 363,636 shares of ClearSign in consideration of other consulting services provided by MDB unrelated to its role as a placement agent.

On November 14, 2011, ClearSign filed a registration statement on Form S-1 (as amended) relating to the initial public offering of its common stock, which registration statement had not been declared effective as of December 31, 2011. MDB is the sole underwriter for the initial public offering and is expected to receive compensation in connection with such initial public offering.

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

Audit Fees

All audit fees are approved by the Board of Directors.  The Board of Directors considers whether the provision of services, including non-audit services, by its Independent Registered Public Accounting Firm, is compatible with maintaining the firm’s independence and has concluded that it is.

The following table sets forth the aggregate fees billed to the Company by its Independent Registered Public Accounting Firm for each of the last two fiscal years for the categories of services indicated. SingerLewak LLP served as the Company's Independent Registered Public Accounting Firm for 2011. As previously disclosed by the Company, the Company has engaged Gumbiner Savett Inc. as its new Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2011.

Category	2011	2010
Audit Fees(1)	$52,612	$53,326
Audit Related Fees(2)	none	none
Tax fees (3)	5,000	4,686
All Other Fees	none	none
	$57,612	$58,012

(1)	Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K for fiscal years 2011 and 2010, and the review of the Company’s quarterly financial statements included in the Company’s Form 10-Q for periods during 2011 and 2010, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Includes audit services provided in connection with accounting consultations and internal control reviews.

(3)	Consists of professional services rendered for tax compliance.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (6)
3.2	By-laws of the Registrant, as amended. (1)
3.3	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Form of Warrant issued to the underwriters for the Registrant’s initial public offering in November 1996. (2)
4.2	Form of Warrant Agreement relating to the Registrant’s Redeemable Common Stock Purchase Warrants. (2)
4.3	Specimen Common Stock Certificate. (2)
4.4	Form of Stock Purchase Agreement between investors and Company, dated April 18, 2008 (9)
4.5	Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.2 herein). (2)
4.6	1998 Stock Option Plan. (4)
4.7	Employee Stock Purchase Plan. (4)
4.10	Common Stock Purchase Warrant issued by the Registrant to IBM, dated December 21, 1995 (included as Exhibit I to Exhibit 10.5 herein). (2)
4.12	Form of warrant issued to purchasers of Series G Convertible Preferred Stock. (3)
4.13	Form of Registration Rights Agreement for Series G Convertible Preferred Stock financing. (3)
4.14	2000 Stock Award Plan. (2)
10.6	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.7	Asset Purchase Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (7)
10.8	Loan Agreement and Secured Promissory Note by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (7)
10.9	Security Agreement by and between Novatrix Biomedical, Inc. and the Registrant, dated August 4, 2006. (6)

10.1	ClearSign Combustion Corporation Subscription Agreement, dated April 20, 2011, by and between Integrated Surgical Systems, Inc. and ClearSign Combustion Corporation (11)
14.1	Code of Ethics (5)
16.1	Letter on change in certifying accountant, dated as of May 8, 2007 (9)
16.2	Letter on change in certifying accountant, dated as of July 18, 2008 (10)
16.3	Letter on change in certifying accountant, dated as of January 12, 2012 (12)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett*
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman*
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman*

* Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to the Registrant’s Interim Report on Form 10-Q for the quarterly period ended June 30, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 5, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 10, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 21, 2008.
(11)	Incorporated by reference to Form 10-Q filed on May 16, 2011.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.

By:	/s/ Christopher A. Marlett
Christopher A. Marlett
(Principal Executive Officer)

Dated: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: March 28, 2012

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: March 28, 2012

/s/ MICHAEL J. TOMCZAK	Director
Michael J. Tomczak
Date: March 28, 2012

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: March 28, 2012

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: March 28, 2012

Integrated Surgical Systems, Inc.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm, for the Years Ended December 31, 2011	F – 2

Report of Independent Registered Public Accounting Firm, for the Years Ended December 31, 2010	F – 3

Balance Sheets at December 31, 2011 and 2010	F – 4

Statements of Operations for the Years Ended December 31, 2011 and 2010	F – 5

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010	F – 6

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F – 7

Notes to Financial Statements	F – 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

Santa Monica, California

March 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

SingerLewak LLP

Los Angeles, California

March 24, 2011

Integrated Surgical Systems, Inc.

Balance Sheets

	As at December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$422,984	$40,361
Investment in available-for-sale securities	2,491,773	4,015,544
Other current assets	21,868	47,160
Total current assets	2,936,625	4,103,065

Other assets:
Cost-basis investment	1,000,000	-

Total assets	$3,936,625	$4,103,065

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$5,451	$4,951
Accrued stock compensation	15,625	25,000
Conversion feature liability (Note 7)	81,101	-
Rent deposit	-	8,175
Total current liabilities	102,177	38,126

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,028,779 and 7,822,314 shares issued and outstanding at December 31, 2011 and 2010, respectively	80,287	78,222
Additional paid-in capital	64,292,551	64,225,865
Accumulated deficit	(60,681,860)	(60,419,109)
Accumulated other comprehensive income (loss)	(25,026)	11,465
Total stockholders’ equity	3,665,952	3,896,443
Total liabilities and stockholders’ equity	$3,936,625	$4,103,065

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations

	Year Ended December 31,
	2011	2010

Operating Expenses

General and administrative expenses	$249,657	$275,519

Loss from operations	(249,657)	(275,519)

Other income (expense)
Interest and dividend income, net	74,726	73,061
Change in fair value of conversion feature	(81,101)	-
Realized loss on available-for-sale securities	(5,919)	(992)
Total other income (expense)	(12,794)	72,069

Loss before income taxes	(261,951)	(203,450)

Income taxes	800	800

Net loss	$(262,751)	$(204,250)

Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale securities	(36,491)	5,640

Comprehensive loss	$(299,242)	$(198,610)

Basic net loss per common share	$(0.03)	$(0.03)

Diluted net loss per common share	$(0.03)	$(0.03)

Weighted average number of shares outstanding
Basic	7,939,527	7,767,654
Diluted	7,939,527	7,767,654

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Income	Equity

Balance at December 31, 2009	7,701,258	$77,012	$64,189,575	$5,825	$(60,214,859)	$-	$4,057,553
	-	-					-
Stock-based compensation	121,056	1,210	36,290	-	-	-	37,500
Comprehensive loss
Net loss	-	-	-	-	(204,250)	(204,250)	-
Other comprehensive income (loss)
Net unrealized gain on investment in securities	-	-	-	5,640	-	5,640	-
Comprehensive loss	-	-	-	-	-	(198,610)	(198,610)

Balance at December 31, 2010	7,822,314	$78,222	$64,225,865	$11,465	$(60,419,109)		$3,896,443
Stock-based compensation	206,464	2,065	66,686	-	-	-	68,751
Comprehensive loss
Net loss	-	-	-	-	(262,751)	(262,751)	-
Other comprehensive income (loss)
Net unrealized loss on investment in securities	-	-	-	(36,491)	-	(36,491)	-
Comprehensive loss	-	-	-	-	-	$(299,242)	(299,242)

Balance at December 31, 2011	8,028,778	$80,287	$64,292,551	$(25,026)	$(60,681,860)		$3,665,952

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities, net
Net loss	$(262,751)	$(204,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	81,101	-
Stock based compensation	68,751	50,000
Net realized loss on available-for-sale securities	5,919	992
Changes in:
Other current assets	25,292	2,730
Accounts payable	500	(8,805)
Accrued stock compensation	(9,375)	-
Rent deposit	(8,175)	-
Deferred rent payable	-	(23,185)
Net cash used in operating activities	(98,738)	(182,518)

Cash flows from investing activities, net
Purchases of available for sale securities	(1,786,152)	(4,996,401)
Proceeds received from sales of available-for-sale securities	492,264	726,314
Proceeds received from maturities of available-for-sale securities	2,775,249	4,282,000
Investment in ClearSign	(1,000,000)	-
Net cash provided by investing activities	481,361	11,913

Net increase (decrease) in cash	382,623	(170,605)

Cash and cash equivalents at beginning of year	40,361	210,966

Cash and cash equivalents at end of year	$422,984	$40,361

Supplemental cash flow disclosure:

Income taxes paid	$800	$800

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Notes to Financial Statements

1.	Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination, equity investment (such as the recent ClearSign investment discussed below) or strategic alliance, if suitable candidate(s) are identified.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions.  The Company has a checking account at one institution with a balance of approximately $5,000 at December 31, 2011.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2011.  The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $418,000 at December 31, 2011.  Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at December 31, 2011.

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with FASB ASC 718, “Compensation – Stock Compensation.”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Fair Value Measurement

FASB ASC 820 “Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with FASB ASC 820, the Company measures its cash equivalents, investment in available-for-sale securities, derivative liability and cost-basis investment at fair value. The Company’s cash equivalents and investment in available-for-sale securities are classified within Level 1 by using quoted market prices. The Company’s derivative liability and cost-based investment are classified within Level 3.

The carrying value of other current assets and accounts payable are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Fair Value Instruments

ASC 825 “Financial Instruments” permits entities to choose to measure at fair value many financial instruments and certain other items that had previously not been required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. FASB ASC 825 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. As permitted by ASC 825, the Company has elected not to use the fair value option to measure the Company’s available-for-sale securities and will continue to report under ASC 320, “Investments-Debt and Equity Securities”. The Company has made this election because it believes the nature of its financial assets and liabilities are not so complex that they would benefit from a change in valuation to fair value.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when realization is not considered more likely than not.

The Company applies the provisions of FASB ASC 740, “Income Taxes.”  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC 740, “Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to classify expenses as a result of income tax assessments as interest expense for interest charges and as penalties in general and administrative expenses for penalty assessments.

Cost-Basis Method Valuation

The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  See Note 5, “Cost-Basis Investment” for more information.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The Company adopted this and it did not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 825,961 were excluded from the calculation of loss per share for the year ended December 31, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.  Common stock equivalents for convertible preferred stock of 600,699 shares were excluded from the calculation of loss per share for the year ended December 31, 2010 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 150,000 and 158,000 were excluded from the calculation of loss per share for 2011 and 2010, respectively, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.	Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$15,153	$411	$-	$15,564
Corporate debt securities	1,725,402	11,154	(13,970)	1,722,586
Certificates of deposit	776,244	1,222	(23,843)	753,623
	$2,516,799	$12,787	$(37,813)	$2,491,773

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2010:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$273,103	$1,273	$(34)	$274,342
Corporate debt securities	1,803,892	3,994	(8,343)	1,799,543
Certificates of deposit	1,927,084	22,438	(7,863)	1,941,659
	$4,004,079	$27,705	$(16,240)	$4,015,544

The Company’s investment portfolio had a net realized loss of $5,919 and $992 for the years ended December 31, 2011 and 2010, respectively.  The Company’s investment portfolio has fifteen positions with an unrealized loss as of December 31, 2011.

The cost and fair value of investment in available-for-sale debt securities, by contractual maturity, as of December 31, 2011, are as follows:

	Cost	Fair Value
Due within one year	$1,693,690	$1,690,175
Due after one year through three years	709,320	686,033
Due after three years	113,789	115,565
	$2,516,799	$2,491,773

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investment in available-for-sale debt securities as current assets in the accompanying balance sheets.

5.	Cost-Basis Investment

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). Due to a 1.25-for-one stock split, which occured subsequent to this purchase, the Company now holds 454,545 shares of common stock of ClearSign. ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.

This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  Although ClearSign has filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock, it has not yet been declared effective, and accordingly, the Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in “Other income (expense)” in the accompanying statements of operations. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of December 31, 2011, the Company believes that no event had occurred that would adversely affect the carrying value of this investment, and accordingly, the Company did not record any impairment charges relating to this investment during the three and nine months ended December 31, 2011.

6.	Common Stock

The Company agreed to compensate two of its directors in the form of common stock for 2010 and 2011. Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2011, the Company agreed to provide one-half of the compensation of a third director in common stock.  For compensation relating to 2010, the number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of the quarter with respect to which the shares were issued.

On February 16, 2011, the Company issued 18,383 and 18,940 respectively, shares of common stock to each of two directors as compensation for the three months ended September 30, 2010 and December 31, 2010, respectively. On June 2, 2011, the Company issued 16,892 shares of common stock to each of two directors as compensation for the three months ended March 31, 2011.  On July 7, 2011, the Company issued 16,892 shares of common stock to each of two directors, and 8,446 shares to another director as compensation for the three months ended June 30, 2011.  On October 13, 2011, the Company issued 22,322 shares of common stock to each of two directors, and 11,161 shares to another director as compensation for the three months ended June 30, 2011. On January 25, 2012 the Company issued 26,042 shares of common stock to each of two directors, and 13,022 shares to another director as compensation for the three months ended December 31, 2011. The Company issued to these directors a total of 206,465 shares during the year ended December 31, 2011, and the shares were valued at an average share price of approximately $0.33, or a total value of $68,750. The Company issued to these directors a total of 121,056 shares during the year ended December 31, 2010.

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

As of December 31, 2011 and 2010, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the years ended December 31, 2011 and 2010, no shares of Series G were converted into shares of common stock.  At December 31, 2011 and 2010, the outstanding Series G shares were convertible into a minimum of 825,961 and 600,699 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair values of the derivative are reflected in the financial statements as a liability, which was determined to be $81,101 as of December 31, 2011 and has been included as “change in fair value of conversion feature” on the accompanying Statement of Operations. As of December 31, 2010, the fair value of the derivative was not material, and therefore not reflected in the financial statements.

8.	Stock-based compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August 15, 2013 and have an exercise price of $0.38 per share.  As of December 31, 2011 and December 31, 2010, 100,000 options remain outstanding under this grant.

The Company currently has one stock option plan with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of December 31, 2011 and December 31, 2010, 50,000 and 58,000 options, respectively, remain outstanding under the 1998 Plan.

The 2000 Stock Award Plan (“2000 Plan”) was established to grant up to 100,000 incentive options through December 11, 2010 to employees, excluding officers and directors, and other individuals providing services to the Company. Options under the 2000 Plan vest from one year to four years from the date of grant, and vested options must be exercised within three months of an employee’s termination. As of both December 31, 2011 and December 31, 2010, there were no options outstanding under the 2000 Plan.

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

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under both the 1998 Plan and 2000 Plan have been fully vested and related expenses were fully amortized for the year ended December 31, 2011.

For the year ended December 31, 2011, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of year	158,000	$0.36
Granted	-	$-
Expired and forfeited	8,000	$0.40
Exercised	-	$-
Outstanding at end of year	150,000	$0.36	1.29	$43,335

Exercisable at December 31, 2011	150,000	$0.36	1.29	$43,335

All of the Company’s outstanding options were vested at December 31, 2011 and 2010.

The aggregated intrinsic value for the stock options as of December 31, 2011 and 2010 was zero.

As of December 31, 2011, a summary of options outstanding under the Company’s 1998 Plan and 2000 Plan was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 12/31/11	Weighted- Average Exercise Price	Number Exercisable at 12/31/11	Weighted- Average Exercise Price
0.00-9.99	1.29	150,000	$0.36	150,000	$0.36

In addition, the Company has previously issued 30,000 warrants in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2010 and three of its directors in the form of common stock for 2011. Beginning with compensation paid with respect to 2011, the number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the issuance date. For compensation paid with respect to 2010, the number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company's common stock on the last day of the quarter with respect to which the shares were issued. The Company recorded accrued stock-based compensation of $25,000 as of December 31, 2010 for two directors.  On February 16, 2011, the Company issued 74,646 shares to these directors.  The Company recorded stock-based compensation for the three months ended March 31, 2011 of $12,500 total for two directors.  On June 2, 2011, the Company issued 33,784 shares to these directors.  The Company recorded stock-based compensation for the three months ended June 30, 2011 of $15,625 total for three directors.  On July 7, 2011, the Company issued 42,230 shares to these directors.  The Company recorded stock-based compensation for the three months ended September 30, 2011 of $15,625 total for three directors.  On October 13, 2011, the Company issued 55,805 shares to these directors. The Company recorded stock-based compensation for the three months ended December 31, 2011 of $15,625 total for three directors.  On January 25, 2012, the Company issued 65,106 shares to these directors.  See Note 12 below.

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

Federal and state income tax returns for the years ended December 31, 2010, 2009 and 2008 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the year ended December 31, 2011.  The tax expense for the years ended December 31, 2011 and 2010 is $800.

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

As of December 31, 2011, and December 31, 2010 the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	2011	2010
Current
Current state taxes	$-	$-
Accrued and other related costs	39,000	9,000
Total current	39,000	9,000

Non-current
Net operating loss carryforward	14,509,000	15,685,000
Research and development credit	1,820,000	1,419,000
Total non-current	16,329,000	17,104,000

Total deferred tax asset	16,368,000	17,113,000

Less valuation allowance	(16,368,000)	(17,113,000)

Net deferred tax asset	$-	$-

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

At December 31, 2011 the Company had net operating loss carryforwards of approximately $42,784,000 and $4,987,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future years through their expiration in 2012 to 2031 subject to limitations of Sec 382 of the Internal Revenue Code for federal income, and 2012 to 2024 for California tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

In addition, the Company has research and development credits aggregating approximately $854,000 for federal income tax purposes and approximately $966,000 for California tax purposes at December 31, 2011, which are net of potentially ineligible Research and Development credits.  Such credits may be used to reduce federal income taxes payable if any, in future years through their expiration in 2023; such credits have no expiration in California.

For 2011 and 2010, the provision for income taxes on the statements of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2011	2010

Federal expense expected at statutory rate	$(89,063)	$(69,173)
State income taxes, net of Federal benefit	(15,283)	(11,870)
Other	528	528
Change in valuation allowance	104,618	81,315

Effective Income Tax	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the years ended December 31, 2011 and 2010.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

10.	Related Party Transactions

In July 2008, the Company retained Tomczak & Co. CPA LLP, an accounting firm in which Michael Tomczak, who was an officer and is a director, was a partner to perform accounting and administrative services.  During the years ended December 31, 2011 and 2010, the Company paid this firm $0 and $5,848, respectively.

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,491,773, that include short-term federal securities of $15,154 and certificates of deposit and corporate bonds totaling $2,476,209, at December 31, 2011, and (b) available-for-sale investments totaling $4,015,544, that included short-term federal securities of $274,342 and certificates of deposit and corporate bonds totaling $3,741,202, at December 31, 2010.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer and a director of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 in both the years ended December 31, 2011 and 2010, respectively.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

On November 14, 2011, ClearSign filed a registration statement on Form S-1 (as amended) relating to the initial public offering of its common stock, which registration statement had not been declared effective as of December 31, 2011. MDB is the sole underwriter for the initial public offering and is expected to receive compensation in connection with such initial public offering.

11.	Commitments and Contingencies

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

12.	Subsequent Event

On January 25, 2012, the Company issued 26,042 shares of common stock to each of two directors, and 13,022 shares of common stock to another director, as compensation for the three months ended December 31 2011. These shares, totaling 65,106, were valued at an average of $0.24, or a total of $15,625.

