Form 10-Q
period 2012-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2012-05-11
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of May 8, 2012 there were 8,161,821 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

for the three months ended March 31, 2012

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.

Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$611,867	$422,984
Investments in available-for-sale securities	2,306,651	2,491,773
Other current assets	13,150	21,868
Total current assets	2,931,668	2,936,625

Other assets:
Cost-basis investment	1,000,000	1,000,000

Total Assets	$3,931,668	$3,936,625

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$46,775	$5,451
Accrued stock compensation	15,625	15,625
Conversion feature liability	85,196	81,101
Total current liabilities	147,597	102,177

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,093,885 and 8,028,779 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	80,938	80,287
Additional paid-in capital	64,307,524	64,292,551
Accumulated deficit	(60,749,002)	(60,681,860)
Accumulated other comprehensive loss	(23,885)	(25,026)
Total stockholders’ equity	3,615,575	3,665,952
Total liabilities and stockholders’ equity	$3,931,668	$3,936,625

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2012	2011

Operating expenses

General and administrative expenses	$80,904	$64,547

Loss from operations	(80,904)	(64,547)

Other income (expense)
Interest and dividend income, net	19,657	27,191
Change in fair value of conversion feature	(4,095)	-
Realized gain (losses) on available-for-sale securities	(1,801)	2,404

Loss before provision for income taxes	(67,143)	(34,952)

Provision for income taxes	-	-

Net loss	$(67,143)	$(34,952)

Other comprehensive income
Unrealized gains (loss) on available-for-sale securities	1,141	(12,914)

Comprehensive loss	$(66,002)	$(47,866)

Basic net loss per common share	$(0.01)	$(0.00)

Diluted net loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic	8,078,050	7,857,978
Diluted	8,078,050	7,857,978

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(67,143)	$(34,952)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of conversion feature	4,095	-
Stock-based compensation	15,625	12,500
Realized (gain) losses on available-for-sale securities	1,801	(2,404)
Changes in operating assets and liabilities
Other current assets	8,718	31,805
Accounts payable	41,325	14,575
Rent deposit	-	(8,175)
Net cash provided by operating activities	4,421	13,349

Cash flows from investing activities
Purchases of available-for-sale securities	(120,538)	(118,571)
Proceeds received from sales of available-for-sale securities	-	192,650
Proceeds received from maturities of available-for-sale securities	305,000	1,403,064
Net cash provided by investing activities	184,462	1,477,143

Net increase in cash and cash equivalents	188,884	1,490,492

Cash and cash equivalents at beginning of period	422,984	40,361

Cash and cash equivalents at end of period	$611,867	$1,530,853

Supplemental cash flow disclosure:

Supplemental non-cash disclosure

Unrealized gain (loss) on available-for-sale securities	$1,141	$(12,914)

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

2.  Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2012 and results the of operations for the three months then ended and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2011. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $56,000 at March 31, 2012. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2012. The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $556,000 at March 31, 2012. Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had uninsured cash and cash equivalents of approximately $56,000 at March 31, 2012.

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

In accordance with FASB ASC 820, the Company measures its cash equivalents, investments in available-for-sale securities, derivative liability and cost-basis investment at fair value. The Company’s cash equivalents and investments in available-for-sale securities are classified within Level 1 by using quoted market prices. The Company’s derivative liability and cost-based investment are classified within Level 3.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and includes the following provisions:  application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and the measurement of fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. The guidance became effective for the reporting period beginning January 1, 2012.  The Company expects that adoption of this new guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance became effective for the reporting period beginning December 15, 2011.  Early adoption is permitted. The Company adopted this accounting standard for the reporting period ending December 31, 2011 and it did not have a material impact on the Company’s financial statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in these standards do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or change the option for an entity to present components of other comprehensive income gross or net of the effect of income taxes. The amendments in ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-12 does not have a material impact on the company’s financial position or results of operations.

Recently Announced Accounting Pronouncements

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

Common stock equivalents for convertible preferred stock of 861,872 and 535,758 shares were excluded from the calculation of loss per share for the three month periods ended March 31, 2012 and 2011, respectively, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 150,000 were excluded from the calculation of loss per share for the three months ended March 31, 2012, and a warrant for 30,000 shares, and stock options of 158,000 were excluded from the calculation of loss per share for the three months ended March 31, 2011, respectively, because their effect was anti-dilutive; these warrants and options would have been dilutive if the Company had not had a net loss for those periods.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of March 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$15,122	$335	$-	$15,457
Certificates of deposit	1,604,262	9,810	(10,683)	1,603,389
Corporate debt securities	711,152	1,429	(24,776)	687,805
	$2,330,536	$11,574	$(35,459)	$2,306,651

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$15,153	$411	$-	$15,564
Certificates of deposit	1,725,402	11,154	(13,970)	1,722,586
Corporate debt securities	776,244	1,222	(23,843)	753,623
	$2,516,799	$12,787	$(37,813)	$2,491,773

The Company’s investment portfolio had a gross realized loss of $1,801 and a gain of $2,404 for the three months ended March 31, 2012 and 2011, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of March 31, 2012, were as follows:

	Cost	Fair Value
Due within one year	$1,750,030	$1,731,553
Due after one year through three years	466,842	458,244
Due after three years	113,664	116,854
	$2,330,536	$2,306,651

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. Accordingly, the Company has classified the entire fair value of its investments in available-for-sale securities as current assets in the accompanying balance sheets.

5.  Cost-Basis Investment

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). Due to a 1.25-for-one stock split, which occurred subsequent to this purchase, the Company now holds 454,545 shares of common stock of ClearSign. ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.

This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  Although ClearSign has filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock, it had not yet been declared effective as of March 31, 2012, and accordingly, the Company’s investment is in an entity that was not publicly traded and, therefore, no established market for the securities existed as of March 31, 2012. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in “Other income (expense)” in the accompanying statements of operations. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of March 31, 2012, the Company believes that no event had occurred that would adversely affect the carrying value of this investment, and accordingly, the Company did not record any impairment charges relating to this investment during the three months ended March 31, 2012.

On April 24, 2012, the board of directors of ISS declared a dividend to the shareholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend will be May 23, 2012. The Company expects to record a gain during the second quarter, equal to the fair value of the ClearSign investment as measured on April 25, 2012 less the investment cost.

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

As of March 31, 2012 and December 31, 2011, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended March 31, 2012 and the year ended December 31, 2011, no shares of Series G were converted into shares of common stock. At March 31, 2012 and December 31, 2011, the outstanding Series G shares were convertible into a minimum of 861,872 and 825,961 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair values of the derivative are reflected in the financial statements as a liability, which was determined to be $85,196 as of March 31, 2012 and has been included as “change in fair value of conversion feature” on the accompanying Statement of Operations. As of December 31, 2011, the fair value of the derivative was determined to be $81,101.

7.  Stock-based Compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August, 15 2013 and have an exercise price of $0.38 per share.  As of March 31, 2012 and December 31, 2011, 100,000 options remain outstanding under this grant.

The Company currently has one stock option plan with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vest from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of March 31, 2012 and December 31, 2011, 50,000 options remain outstanding under the 1998 Plan.

Under the 1998 Plan, exercise prices of incentive stock options may not be less than 100%, and exercise prices of non-statutory stock options may not be less than 85%, of the fair market value of the common stock on the date of the grant. For persons owning 10% or more than the voting power of all classes of the Company's stock, the exercise price of the incentive or the non-qualified stock options may not be less than 110% of the fair market value of the common stock on the date of grant. Both plans are administered by the Company's board of directors.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the three months ended March 31, 2012.

For the three months ended March 31, 2012, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	150,000	$0.36	1.04	$ 43,335
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	150,000	$0.36	1.04	$43,335

Exercisable at March 31, 2012	150,000	$0.36	1.04	$43,335

As of March 31, 2012, a summary of options outstanding under the Company’s 1998 Plan and other non-qualified stock options was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.3275-0.3800	1.04	150,000	$0.36	150,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors in the form of common stock for 2012 and 2011. Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2011 and continuing through 2012, the Company agreed to provide one-half of the compensation of a third director in common stock.  The number of shares issued to each director is determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the last day of the quarter with respect to which the shares were issued. For compensation paid with respect to 2011, the number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the issuance date. The Company recorded accrued stock-based compensation of $15,625 as of December 31, 2011 for three directors.

On January 25, 2012, the Company issued 26,042 shares of common stock to each of two directors, and 13,022 shares to another director as compensation for the three months ended December 31, 2011.  The number of shares issued total 65,106 during the three months ended March 31, 2012.  The shares issued during the three months ended March 31, 2012 were valued at an average share price of approximately $0.24, or a total value of $15,625.

On April 4, 2012, the Company issued 27,174 shares of common stock to each of two directors, and 13,588 shares of common stock to another director, as compensation for the three months ended March 31 2012. These shares, totaling 67,936, were valued at an average of $0.23, or a total of $15,625.

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

Federal and state income tax returns for the years ended December 31, 2011, 2010, 2009 and 2008 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the three months ended March 31, 2012.  The provision for income tax expense for the three months ended March 31, 2012 and March 31, 2011 was zero.

As of March 31, 2012, and December 31, 2011 the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

9.   Related Party Transactions

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice. The Company has not paid, nor is it currently obligated to pay, any fees to MDB pursuant to this agreement.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,306,651, that include short-term federal securities of $15,457 and certificates of deposit and corporate bonds totaling $2,291,194, at March 31, 2012, and (b) available-for-sale investments totaling $2,491,773, that included short-term federal securities of $15,154 and certificates of deposit and corporate bonds totaling $2,476,209, at December 31, 2011.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer and a director of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for the three months ended March 31, 2012 and 2011.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

In addition, at the close of the offering, MDB received 363,636 shares of ClearSign in consideration of other consulting services provided by MDB unrelated to its role as a placement agent.

On November 14, 2011, ClearSign filed a registration statement on Form S-1 (as amended) relating to the initial public offering of its common stock, which registration statement had not been declared effective as of March 31, 2012. MDB is the sole underwriter for the initial public offering and is expected to receive compensation in connection with such initial public offering. See Note 11, below.

10. Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

11. Subsequent Event

On April 4, 2012, the Company issued 27,174 shares of common stock to each of two directors, and 13,588 shares of common stock to another director, as compensation for the three months ended March 31 2012. These shares, totaling 67,936, were valued at an average of $0.23, or a total of $15,625.

On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under symbol CLIR on the NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered as part of the offering.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

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

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems. Due to a 1.25-for-one stock split, which occurred subsequent to this purchase, the Company now holds 454,545 shares of common stock of ClearSign. On November 14, 2011, ClearSign filed a registration statement on Form S-1 (as amended) relating to the initial public offering of its common stock, which registration statement had not been declared effective as of December 31, 2011. MDB Capital Group is the sole underwriter for the initial public offering and is expected to receive compensation in connection with such initial public offering. See Note 5 of the accompanying financial statements.

As of March 31, 2012, the Company had no employees.

Results of Operations

Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012 and 2011, the Company had a net loss of $67,143 and $34,952, respectively.  General and administrative expenses were $80,904 and $64,547 for the three months ended March 31, 2012 and 2011, respectively.  Accounting fees increased by approximately $16,500 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to expense related to the replacement of the Company’s independent registered public accounting firm.  Net interest income was approximately $19,645 and $27,172, for the three months ended March 31, 2012 and 2011, respectively.   Change in fair value of conversion feature was $4,095 for the three months ended March 31, 2012, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was not material for the same period in 2011.

For the three months ended March 31, 2012, the Company had a net loss of approximately $67,000, which loss was $32,000 more than the net loss of approximately $35,000 during the three months ended March 31, 2011.  The increase in loss for 2012 compared to 2011 is due primarily to the change in fair value of a derivative liability in the amount of $4,100 and a decrease in realized gains on available-for-sale securities transactions of $4,200, an a increase in general and administrative expenses of $16,000.  The increase in general and administrative expenses from 2011 to 2012 was primarily due to an increase in accounting fees of approximately $16,500, with an increase in outside services of approximately $1,500 offsetting a decrease in legal fees of approximately $1,500.  The Company has no employees, so it relies on outside contractors to perform basic and necessary services.  Net interest income decreased by approximately $7,000 from 2011 to 2012.

Liquidity and Capital Resources

The Company believes that existing cash and cash equivalents of approximately $612,000 as of March 31, 2012 will provide sufficient working capital for the Company to meet its operating plan for the balance of 2012.  However, short-term available-for-sale-securities can be readily liquidated to provide additional working capital, if necessary.  The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition, equity investment or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition, equity investment or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable investment, merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable investment, merger, acquisition or strategic alliance transaction or until its liquidation.

Cash used in operating activities for the three months ending March 31, 2012 was approximately $4,000, which primarily consisted of an operating loss of approximately $67,000, partially offset by stock-based compensation of $15,000, an increase in accounts payable of $41,000 and the conversion feature liability of $4,000 related to its Series G Convertible Preferred Stock.

Cash provided by investing activities for the three months ending March 31, 2012 of approximately $184,000 was from the maturity or sale of available-for-sale securities of approximately $305,000, offset by the purchase of available-for-sale securities of approximately $121,000.

The Company does not have any material commitments for capital expenditures.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2011.  Interim results are not necessarily indicative of the results for a full year.

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

Cost-Basis Investment

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of approximately $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock.  This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity.  As of March 31, 2012, the Company’s investment was in an entity that was not publicly traded and, therefore, no established market for the securities existed.

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

 As of March 31, 2012, the Company held approximately $612,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $56,000 at March 31, 2012.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2012.   The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $556,000 at March 31, 2012. Assets in this brokerage account are guaranteed by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had approximately $56,000 uninsured cash and cash equivalents at March 31, 2012.

Item 4. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 8, 2012

