Form 10-Q
period 2012-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2012-08-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 13, 2012 there were 8,239,947 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

for the three months ended June 30, 2012

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$242,998	$422,984
Investments in available-for-sale securities	2,627,511	2,491,773
Other current assets	18,271	21,868
Total current assets	2,888,780	2,936,625

Other assets:
Investment in ClearSign	-	1,000,000

Total Assets	$2,888,780	$3,936,625

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$27,133	$5,451
Accrued stock compensation	15,625	15,625
Income taxes payable	7,213	-
Conversion feature liability	114,354	81,101
Total current liabilities	164,325	102,177

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,161,821 and 8,028,779 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	81,618	80,287
Additional paid-in capital	64,322,472	64,292,551
Accumulated deficit	(61,835,422)	(60,681,860)
Accumulated other comprehensive loss	(12,709)	(25,026)
Total stockholders’ equity	2,555,959	3,665,952
Total liabilities and stockholders’ equity	$2,888,780	$3,936,625

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Six Months ended June 30,
	2012	2011

Operating expenses

General and administrative expenses	$148,256	$143,479

Loss from operations	(148,256)	(143,479)

Other income (expense)
Interest and dividend income, net	29,196	39,142
Change in fair value of conversion feature	(33,253)	(64,544)
Gain on distribution of investment in ClearSign	811,713	-
Realized losses on available-for-sale securities	(1,141)	(853)

Income (loss) before provision for income taxes	658,259	(169,734)

Provision for income taxes	8,013	800

Net income (loss)	$650,246	$(170,534)

Other comprehensive income
Unrealized gains (losses) on available-for-sale securities	12,317	(17,213)

Comprehensive income (loss)	$662,563	$(187,747)

Basic earnings (loss) per common share	$0.08	$(0.02)

Diluted earnings (loss) per common share	$0.07	$(0.02)

Weighted average number of shares outstanding:
Basic	8,117,417	7,882,803
Diluted	9,108,570	7,882,803

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months ended June 30,
	2012	2011

Operating expenses

General and administrative expenses	$67,352	$78,933

Loss from operations	(67,352)	(78,933)

Other income (expense)
Interest and dividend income, net	9,539	11,951
Change in fair value of conversion feature	(29,158)	(64,544)
Gain on distribution of investment in ClearSign	811,713	-
Realized gains (losses) on available-for-sale securities	660	(3,257)

Income (loss) before provision for income taxes	725,402	(134,783)

Provision for income taxes	8,013	800

Net income (loss)	$717,389	$(135,583)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	11,176	(4,299)

Comprehensive income (loss)	$728,565	$(139,882)

Basic earnings (loss) per common share	$0.09	$(0.02)

Diluted earnings (loss) per common share	$0.08	$(0.02)

Weighted average number of shares outstanding:
Basic	8,158,835	7,907,355
Diluted	9,149,988	7,907,355

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$650,246	$(170,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of conversion feature	33,253	64,544
Stock-based compensation	31,250	37,500
Realized losses on available-for-sale securities	1,141	853
Gain on distribution of investment in ClearSign	(811,713)	-
Changes in operating assets and liabilities
Other current assets	3,597	32,075
Accounts payable	21,683	4,159
Accrued stock compensation	-	(9,375)
Income taxes payable	7,213
Rent deposit	-	(8,175)
Net cash used in operating activities	(63,330)	(48,953)

Cash flows from investing activities
Purchases of available-for-sale securities	(1,112,656)	(702,760)
Proceeds received from sales of available-for-sale securities	-	192,650
Proceeds received from maturities of available-for-sale securities	996,000	1,858,064
Investment in ClearSign	-	(1,000,000)
Net cash provided by (used in) investing activities	(116,656)	347,954

Net increase (decrease) in cash and cash equivalents	(179,986)	299,001

Cash and cash equivalents at beginning of period	422,984	40,361

Cash and cash equivalents at end of period	$242,998	$339,362

Supplemental cash flow disclosure:
Income taxes paid	$800	$800
Supplemental non-cash disclosure
Unrealized gain (loss) on available-for-sale securities	$12,317	$(17,213)
Dividend of investment in ClearSign common stock	$1,803,808	$-

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Income	Equity

Balance at December 31, 2011	8,028,779	$80,287	$64,292,551	$(25,026)	$(60,681,860)	$-	$3,665,952

Stock-based compensation	133,042	1,331	29,921	-	-	-	31,252
Dividends					(1,803,808)		(1,803,808)
Comprehensive income
Net income	-	-	-	-	650,246	650,246	-
Other comprehensive income
Net unrealized gain on investments in securities	-	-	-	12,317	-	12,317	-
Comprehensive income	-	-	-	-	-	$662,563	662,563

Balance at June 30, 2012	8,161,821	$81,618	$64,322,472	$(12,709)	$(61,835,422)		$2,555,959

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Notes to Financial Statements (unaudited)

1.  Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination or strategic alliance, if suitable candidate(s) are identified.

2.  Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2012 and the results of operations for the six months and three months then ended and cash flows for the six months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2011. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $16,000 at June 30, 2012. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2012. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $227,000 at June 30, 2012. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at June 30, 2012.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with FASB ASC 718, “ Compensation – Stock Compensation .”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities and equity securities, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

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

In accordance with FASB ASC 820, the Company measures its cash equivalents, investments in available-for-sale securities, derivative liability and investment in ClearSign at fair value. The Company’s cash equivalents and investments in available-for-sale securities are classified within Level 1 by using quoted market prices. The Company’s derivative liability is classified within Level 3.

The carrying value of other current assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Cost-Basis Method Valuation

The Company’s non-marketable equity investment was previously recorded using the cost-basis method of accounting, and was classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity. During the three months ended June 30, 2012, the Company distributed a majority of this investment to its stockholders and reclassified the remaining shares as available-for-sale securities. During the same period, the investee’s stock became publicly traded and its fair value became readily available. Therefore, as of June 30, 2012, the shares held by the Company have been accounted for in accordance with FASB ASC 320, “Investment – Debt and Equity Securities”.   See Note 5, “Investment in ClearSign” for more information.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance became effective for the reporting period beginning December 15, 2011.  Early adoption is permitted. The Company adopted this accounting standard for the reporting period ending December 31, 2011 and it did not have a material impact on the Company’s financial statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in these standards do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or change the option for an entity to present components of other comprehensive income gross or net of the effect of income taxes. The amendments in ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-12 did not have a material impact on the Company’s financial position or results of operations.

Recently Announced Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period plus dilutive common stock equivalents, using the treasury stock method.

Common stock equivalents for convertible preferred stock of 991,153 shares were included in the calculation of earnings (loss) per share for the six month and three month periods ended June 30, 2012 and 2011. Common stock equivalents for convertible preferred stock of 535,758 shares were excluded from the calculation of loss per share for the six month and three month periods ended June 30, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 150,000 were excluded from the calculation of loss per share for the six months and three months ended June 30, 2012, and a warrant for 30,000 shares, and stock options of 158,000 were excluded from the calculation of loss per share for the six months and three months ended June 30, 2011, respectively, because their effect was anti-dilutive.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of June 30, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,615	$341	$-	$19,956
Municipal securities	231,400	-	(36)	231,364
Certificates of deposit	1,757,013	7,667	(10,188)	1,754,492
Corporate debt securities	624,287	2,613	(29,562)	597,338
Equity securities	7,905	16,456	-	24,361
	$2,640,220	$27,077	$(39,786)	$2,627,511

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$15,153	$411	$-	$15,564
Certificates of deposit	1,725,402	11,154	(13,970)	1,722,586
Corporate debt securities	776,244	1,222	(23,843)	753,623
	$2,516,799	$12,787	$(37,813)	$2,491,773

The Company’s investment portfolio had a net realized loss of $1,141 and $853 for the six months ended June 30, 2012 and 2011, respectively. The Company’s investment portfolio had a net realized gain of $660 and a loss of $3,257 for the three months ended June 30, 2012 and 2011, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of June 30, 2012, were as follows:

	Cost	Fair Value
Due within one year	$1,525,705	$1,499,585
Due after one year through three years	499,798	489,559
Due after three years	606,812	614,006
No maturity	7,905	24,361
	$2,640,220	$2,627,511

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. Accordingly, the Company has classified the entire fair value of its investments in available-for-sale securities as current assets in the accompanying balance sheets.

5.  Investment in ClearSign

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). Due to a 1.25-for-one stock split, which occurred subsequent to this purchase, the Company held 454,545 shares of common stock of ClearSign. ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.  Prior to June 30, 2012, this investment had been accounted for using the cost method, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity.

ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under the symbol CLIR on NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered for resale or distribution as part of the offering

On April 24, 2012, the Company’s board of directors declared a dividend to the shareholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18,137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. A total of 450,952 shares of ClearSign were distributed, including 952 rounding shares. During the three months ended June 30, 2012, the Company recorded a gain of $811,713 during the second quarter, equal to the increase in the fair value of the ClearSign investment which had been distributed, or $1,803,808, as measured on April 25, 2012 less the cost basis of the investment.

The Company retained 3,593 shares of ClearSign common stock, having a fair value of $24,361. An unrealized gain of $16,456 was recorded during the three months ended June 30, 2012. This investment is included in investments in available-for-sale securities.

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

As of June 30, 2012 and December 31, 2011, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended June 30, 2012 and the year ended December 31, 2011, no shares of Series G were converted into shares of common stock. At June 30, 2012 and December 31, 2011, the outstanding Series G shares were convertible into a minimum of 991,153 and 825,961 shares of common stock, respectively.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption of option.  As such redemption is not in the control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $114,354 as of June 30, 2012, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2011, the fair value of the derivative was determined to be $81,101.

7.  Stock-based Compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August, 15 2013 and have an exercise price of $0.38 per share.  As of June 30, 2012 and December 31, 2011, 100,000 options remain outstanding under this grant.

The Company currently has one stock option plan with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vested from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of June 30, 2012 and December 31, 2011, 50,000 options remain outstanding and vested under the 1998 Plan.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the six months and three months ended June 30, 2012.

For the six months and three months ended June 30, 2012, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	150,000	$0.36	0.79	$43,335
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	150,000	$0.36	0.79	$43,335

Exercisable at June 30, 2012	150,000	$0.36	0.79	$43,335

As of June 30, 2012, a summary of options outstanding under the Company’s 1998 Plan and other non-qualified stock options was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.3275-0.3800	0.79	150,000	$0.36	150,000	$0.36

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors by issuing common stock for services rendered in 2012 and 2011. Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2011 and continuing through 2012, the Company agreed to provide one-half of the compensation of a third director in common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the issuance date. The Company recorded accrued stock-based compensation of $15,625 as of December 31, 2011 for three directors.

On January 25, 2012, the Company issued 26,042 shares of common stock to each of two directors, and 13,022 shares to another director as compensation for the three months ended December 31, 2011.  These shares, totaling 65,106, were valued at a per share price of $0.24, or a total value of $15,625.

On April 4, 2012, the Company issued 27,174 shares of common stock to each of two directors, and 13,588 shares of common stock to another director, as compensation for the three months ended March 31, 2012. These shares, totaling 67,936, were valued at a per share price of $0.23, or a total of $15,625.

On July 12, 2012, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended June 30, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

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

Federal and state income tax returns of the Company for the years ended December 31, 2011, 2010, 2009 and 2008 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the six months and three months ended June 30, 2012.  The provision for income tax expense for the six months ended June 30, 2012 was $8,013, and for the six months ended June 30, 2011 was $800. The Company expects to utilize its net operating loss and tax credit carryforwards to offset income taxes that would otherwise be due on its net earnings for 2012. The provision for income tax expense for the six months ended June 30, 2012 includes a provision for alternative minimum tax.

As of June 30, 2012, and December 31, 2011, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,627,511, that include short-term federal securities of $19,956, certificates of deposit, municipal securities and corporate bonds totaling $2,583,194, and equity securities of $24,361 at June 30, 2012, and (b) available-for-sale investments totaling $2,491,773, that included short-term federal securities of $15,564 and certificates of deposit and corporate bonds totaling $2,476,209, at December 31, 2011.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer and a director of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $18,000 for the six months and $9,000 for the three months ended June 30, 2012 and 2011.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

ClearSign completed its initial public offering of common stock on April 25, 2012. MDB was the sole underwriter for the initial public offering and received compensation of $1,207,500 and a warrant to purchase 345,000 shares of ClearSign’s common stock in connection with the public offering.

10. Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

11. Subsequent Event

On July 12, 2012, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended June 30, 2012. These shares, totaling 78,126, were valued at an average of $0.20, or a total of $15,625.

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

Overview

The Company was incorporated in Delaware in 1990 and was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination or strategic alliance, if suitable candidate(s) are identified.

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). Due to a 1.25-for-one stock split, which occurred subsequent to this purchase, the Company held 454,545 shares of common stock of ClearSign.  ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.  ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under symbol CLIR on the NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered as part of the offering.

On April 24, 2012, the Company’s board of directors of declared a dividend to the shareholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. See Note 5 of the accompanying financial statements.

As of June 30, 2012, the Company had no employees.

Results of Operations

Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012 and 2011, the Company had net income of $650,246 and a net loss of $170,534, respectively. The increase in net income was due primarily to the recording of a gain on the Company’s investment in ClearSign of approximately $811,700. General and administrative expenses were $148,256 and $143,480 for the six months ended June 30, 2012 and 2011, respectively. Legal fees decreased by approximately $6,900 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due primarily to efforts to reduce costs. Outside services expense increased from approximately $5,900 in the six months ended June 30, 2011 to approximately $15,700 in the six months ended June 30, 2012 due to costs associated with the issuance of a dividend. Net interest income was approximately $29,200 and $39,100, for the six months ended June 30, 2012 and 2011, respectively. Change in fair value of conversion feature was $33,200 for the six months ended June 30, 2012, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was $64,500 for the same period in 2011.

Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012 and 2011, the Company had net income of $717,389 and a net loss of $135,583, respectively. The increase in net income was due primarily to the recording of a gain on the Company’s investment in ClearSign of approximately $811,700. General and administrative expenses were $67,352 and $78,933 for the three months ended June 30, 2012 and 2011, respectively.  The decrease in general and administrative expenses from 2011 to 2012 was primarily due to a decrease in accounting fees and legal fees of approximately $14,100 and $5,300, respectively, offset by an increase in outside services of approximately $8,300. The Company has no employees, so it relies on outside contractors to perform basic and necessary services. The change in fair value of conversion feature was approximately $29,000 and $64,500 in the three months ended June 30, 2012, respectively.

Liquidity and Capital Resources

The Company believes that existing cash, cash equivalents, and short-term available-for-sale securities will provide sufficient working capital for the Company to meet its operating plan for the balance of 2012.   The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition, or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition, or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable merger, acquisition or strategic alliance transaction or until its liquidation.

Cash used in operating activities for the six months ending June 30, 2012 was approximately $63,000, which primarily consisted of operating income of approximately $650,000 and an increase in accounts payable of $22,000, and adjustments for non-cash expenses consisting of stock-based compensation of $31,000 and conversion feature liability of $33,000 related to the Company’s Series G Convertible Preferred Stock, offset by an adjustment for a non-cash gain in investment in ClearSign of approximately $812,000.

Cash used in investing activities for the six months ending June 30, 2012 of approximately $117,000 was from the purchase of available-for-sale securities of approximately $1,113,000, offset by the maturity or sale of available-for-sale securities of approximately $996,000.

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

Investments in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale securities, which consist of fixed income securities and common stock of a publically traded company, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

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

As of June 30, 2012, the Company held approximately $243,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $16,000 at June 30, 2012.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2012.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $228,000 at June 30, 2012. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at June 30, 2012.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-laws (1)

10.1	ClearSign Combustion Corporation Subscription Agreement, dated April 20, 2011, by and between Integrated Surgical Systems, Inc. and ClearSign Combustion Corporation (2)

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *

32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *

32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012) furnished in XBRL.**

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)
(2)	Incorporated by reference to Form 10-Q filed on May 16, 2011
*	Filed herewith
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

	By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated: August 13, 2012

