Form 10-Q/A
period 2012-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2012-09-05
CIK 894871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

401 Wilshire Blvd., Suite 1020, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(310) 526-5000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

8,239,947 shares of common stock, $.01 par value, were outstanding as of August 31, 2012.

EXPLANTORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 15, 2012, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of Operations and Comprehensive Income, (iii) the unaudited Statements of Cash Flows, (iv) the unaudited Statement of Changes in Stockholders’ Equity, and (v) the Notes to the unaudited Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q

2

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *

32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *

32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

* Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

By: /S/ Gary A. Schuman
Gary A. Schuman,
Chief Financial Officer

Date: September 5, 2012

4