Form 10-Q
period 2012-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2012-11-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 12, 2012 there were 8,318,073 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

for the three months ended September 30, 2012

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$802,797	$422,984
Investments in available-for-sale securities	2,020,542	2,491,773
Other current assets	27,094	21,868
Total current assets	2,850,433	2,936,625

Other assets:
Investment in ClearSign	-	1,000,000

Total Assets	$2,850,433	$3,936,625

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$13,951	$5,451
Accrued stock compensation	15,625	15,625
Income taxes payable	7,213	-
Conversion feature liability	114,019	81,101
Total current liabilities	150,808	102,177

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,239,947 and 8,028,779 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	82,399	80,287
Additional paid-in capital	64,337,314	64,292,551
Accumulated deficit	(61,870,295)	(60,681,860)
Accumulated other comprehensive loss	(18,289)	(25,026)
Total stockholders’ equity	2,531,129	3,665,952
Total liabilities and stockholders’ equity	$2,850,433	$3,936,625

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Nine Months ended September 30,
	2012	2011

Operating expenses

General and administrative expenses	$203,189	$197,218

Loss from operations	(203,189)	(197,218)

Other income (expense)
Interest and dividend income, net	49,011	63,592
Change in fair value of conversion feature	(32,918)	(61,665)
Gain on distribution of investment in ClearSign	811,713	-
Realized losses on available-for-sale securities	(1,231)	(1,778)

Income (loss) before provision for income taxes	623,386	(197,069)

Provision for income taxes	8,013	800

Net income (loss)	$615,373	$(197,869)

Other comprehensive income
Unrealized gains (losses) on available-for-sale securities	6,737	(17,133)

Comprehensive income (loss)	$622,110	$(215,002)

Basic earnings (loss) per common share	$0.08	$(0.03)

Diluted earnings (loss) per common share	$0.07	$(0.03)

Weighted average number of shares outstanding:
Basic	8,155,137	7,912,108
Diluted	9,146,290	7,912,108

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months ended September 30,
	2012	2011

Operating expenses

General and administrative expenses	$54,934	$53,739

Loss from operations	(54,934)	(53,739)

Other income (expense)
Interest and dividend income, net	19,815	24,450
Change in fair value of conversion feature	335	2,879
Realized losses on available-for-sale securities	(89)	(925)

Loss before provision for income taxes	(34,873)	(27,335)

Provision for income taxes	-	-

Net loss	$(34,873)	$(27,335)

Other comprehensive income
Unrealized loss on available-for-sale securities	(5,580)	(11,384)

Comprehensive loss	$(40,453)	$(38,719)

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding:
Basic	8,229,757	7,969,761
Diluted	8,229,757	7,969,761

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$615,373	$(197,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of conversion feature	32,918	61,665
Stock-based compensation	46,875	53,125
Realized losses on available-for-sale securities	1,231	1,778
Gain on distribution of investment in ClearSign	(811,713)	-
Changes in operating assets and liabilities
Other current assets	(5,228)	22,878
Accounts payable	8,500	10,400
Accrued stock compensation	-	(9,375)
Income taxes payable	7,213	-
Rent deposit	-	(8,175)
Net cash used in operating activities	(104,831)	(65,573)

Cash flows from investing activities
Purchases of available-for-sale securities	(1,492,106)	(899,305)
Proceeds received from sales of available-for-sale securities	-	192,650
Proceeds received from maturities of available-for-sale securities	1,976,750	2,505,174
Investment in ClearSign	-	(1,000,000)
Net cash provided by investing activities	484,644	798,519

Net increase in cash and cash equivalents	379,813	732,946

Cash and cash equivalents at beginning of period	422,984	40,361

Cash and cash equivalents at end of period	$802,797	$773,307

Supplemental cash flow disclosure:
Income taxes paid	$800	$800
Supplemental non-cash disclosure
Unrealized gain (loss) on available-for-sale securities	$6,737	$(17,133)
Dividend of investment in ClearSign common stock	$1,803,808	$-

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Compre- hensive	Accumulated	Compre- hensive	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Income	Equity

Balance at December 31, 2011	8,028,779	$80,287	$64,292,551	$(25,026)	$(60,681,860)	$-	$3,665,952

Stock-based compensation	211,168	2,112	44,763	-	-	-	46,875
Dividends					(1,803,808)		(1,803,808)
Comprehensive income
Net income	-	-	-	-	615,373	615,373	-
Other comprehensive income
Net unrealized gain on investments in securities	-	-	-	6,737	-	6,737	-
Comprehensive income	-	-	-	-	-	$622,110	622,110

Balance at September 30, 2012	8,239,947	$82,399	$64,337,314	$(18,289)	$(61,870,295)		$2,531,129

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

2.  Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2012 and the results of operations for the nine months and three months then ended and cash flows for the nine months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2011. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $22,000 at September 30, 2012. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2012. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $780,000 at September 30, 2012. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had uninsured cash and cash equivalents of approximately $280,000 at September 30, 2012.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “ Compensation – Stock Compensation .”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  The Company expects the options to fully vest and the forfeiture rate to be zero.

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities and equity securities, which are accounted for in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

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

FASB ASC 825 “Financial Instruments” permits entities to choose to measure at fair value many financial instruments and certain other items that had previously not been required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. FASB ASC 825 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value.

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

Cost-Basis Method Valuation

The Company’s non-marketable equity investment was previously recorded using the cost-basis method of accounting, and was classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity. During the nine months ended September 30, 2012, the Company distributed a majority of this investment to its stockholders and reclassified the remaining shares as available-for-sale securities. During the same period, the investee’s stock became publicly traded and its fair value became readily available. Therefore, as of September 30, 2012, the shares held by the Company have been accounted for in accordance with FASB ASC 320, “Investment – Debt and Equity Securities”.   See Note 5, “Investment in ClearSign” for more information.

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

Common stock equivalents for convertible preferred stock of 991,153 shares were included in the calculation of earnings (loss) per share for the nine month period ended September 30, 2012 and excluded from the three month period ended September 30, 2012. Common stock equivalents for convertible preferred stock of 660,769 shares were excluded from the calculation of loss per share for the nine month and three month periods ended September 30, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 100,000 were excluded from the calculation of income per share for the nine months and loss per share three months ended September 30, 2012, and a warrant for 30,000 shares, and stock options of 158,000 were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2011, respectively, because their effect was anti-dilutive.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale fixed-income securities as of September 30, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,604	$295	$-	$19,899
Municipal securities	59,619	-	(60)	59,559
Certificates of deposit	1,200,163	8,346	(13,657)	1,194,852
Corporate debt securities	751,540	3,624	(34,227)	720,937
Equity securities – ClearSign common stock	7,905	17,390	-	25,295
	$2,038,831	$29,655	$(47,944)	$2,020,542

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$15,153	$411	$-	$15,564
Certificates of deposit	1,725,402	11,154	(13,970)	1,722,586
Corporate debt securities	776,244	1,222	(23,843)	753,623
	$2,516,799	$12,787	$(37,813)	$2,491,773

The Company’s investment portfolio had a net realized loss of $1,231 and $1,778 for the nine months ended September 30, 2012 and 2011, respectively. The Company’s investment portfolio had a net realized loss of $89 and $925 for the three months ended September 30, 2012 and 2011, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of September 30, 2012, were as follows:

	Cost	Fair Value
Due within one year	$1,551,670	$1,505,567
Due after one year through three years	197,466	200,961
Due after three years	281,790	288,719
No maturity	7,905	25,295
	$2,038,831	$2,020,542

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties. Accordingly, the Company has classified the entire fair value of its investments in available-for-sale securities as current assets in the accompanying balance sheets.

5.  Investment in ClearSign

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). Due to a 1.25-for-one stock split, which occurred subsequent to this purchase, the Company held 454,545 shares of common stock of ClearSign. ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.  Prior to September 30, 2012, this investment had been accounted for using the cost method, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity.

ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under the symbol CLIR on NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered for resale or distribution as part of the offering

On April 24, 2012, the Company’s board of directors declared a dividend to the shareholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. A total of 450,952 shares of ClearSign were distributed, including 952 rounding shares. During the nine months ended September 30, 2012, the Company recorded a gain of $811,713 equal to the increase in the fair value of the ClearSign investment which had been distributed, or $1,803,808, as measured on April 25, 2012 less the cost basis of the investment.

The Company retained 3,593 shares of ClearSign common stock, having a fair value of $25,295. An unrealized gain of $17,390 and $934 was recorded during the nine months and three months ended September 30, 2012, respectively. This investment is included in investments in available-for-sale securities.

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

As of September 30, 2012 and December 31, 2011, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended September 30, 2012 and the year ended December 31, 2011, no shares of Series G were converted into shares of common stock. At September 30, 2012 and December 31, 2011, the outstanding Series G shares were convertible into a minimum of 991,153 and 825,961 shares of common stock, respectively.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption option.  As such redemption is not in the control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $114,019 as of September 30, 2012, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2011, the fair value of the derivative was determined to be $81,101.

7.  Stock-based Compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August 15, 2013 and have an exercise price of $0.38 per share.  As of September 30, 2012 and December 31, 2011, 100,000 options remain outstanding under this grant.

The Company currently has no stock option plans with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vested from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of September 30, 2012, zero options remained outstanding and vested under the 1998 Plan and as of December 31, 2011, 50,000 options remain outstanding and vested under the 1998 Plan.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the nine months and three months ended September 30, 2012.

For the nine months and three months ended September 30, 2012, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	150,000	$0.36	0.79	$43,335
Granted	-	-
Expired and forfeited	(50,000)	0.3275
Exercised	-	-
Outstanding at end of period	100,000	$0.38	0.88	$30,120

Exercisable at September 30, 2012	100,000	$0.38	0.88	$30,120

As of September 30, 2012, a summary of options outstanding under the Company’s 1998 Plan and other non-qualified stock options was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.3800	0.88	100,000	$0.38	100,000	$0.38

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its directors by issuing common stock for services rendered in 2012 and 2011. Both directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2011 and continuing through 2012, the Company agreed to provide one-half of the compensation of a third director in common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded accrued stock-based compensation of $15,625 as of December 31, 2011 for three directors.

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

On October 31, 2012, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended September 30, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the nine months and three months ended September 30, 2012 and 2011.  The provision for income tax expense for the nine months ended September 30, 2012 was $8,013, and for the nine months ended September 30, 2011 was $800. The Company expects to utilize its net operating loss and tax credit carryforwards to offset income taxes that would otherwise be due on its net earnings for 2012. The provision for income tax expense for the nine months ended September 30, 2012 includes a provision for alternative minimum tax.

As of September 30, 2012, and December 31, 2011, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,020,542, that include short-term federal securities of $19,899, certificates of deposit, municipal securities and corporate bonds totaling $1,975,348, and equity securities of $25,295 at September 30, 2012, and (b) available-for-sale investments totaling $2,491,773, that included short-term federal securities of $15,564 and certificates of deposit and corporate bonds totaling $2,476,209, at December 31, 2011.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $27,000 for the nine months and $9,000 for the three months ended September 30, 2012 and 2011.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

11. Subsequent Event

On October 31, 2012, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended September 30, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

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

As of September 30, 2012, the Company had no employees.

Results of Operations

Nine months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 and 2011, the Company had net income of $615,373 and a net loss of $197,869, respectively. The increase in net income was due primarily to the recording of a gain on the Company’s investment in ClearSign of approximately $811,700. General and administrative expenses were $203,189 and $197,218 for the nine months ended September 30, 2012 and 2011, respectively. Legal fees decreased by approximately $4,700 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to efforts to reduce costs. Outside services expense increased from approximately $8,900 in the nine months ended September 30, 2011 to approximately $18,300 in the nine months ended September 30, 2012 due to costs associated with the issuance of a dividend and financial reporting. Net interest income was approximately $48,900 and $63,500, for the nine months ended September 30, 2012 and 2011, respectively. Change in fair value of conversion feature was approximately $32,900 for the nine months ended September 30, 2012, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was approximately $61,700 for the same period in 2011.

Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012 and 2011, the Company had a net loss of $34,873 and $27,335, respectively. General and administrative expenses were $54,934 and $53,739 for the three months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses from 2011 to 2012 was primarily due to an increase in legal fees of approximately $2,200 offset by a decrease in accounting fees and outside services expenses of approximately $1,000. The Company has no employees, so it relies on outside contractors to perform basic and necessary services. The change in fair value of conversion feature was approximately $300 and $2,900 in the three months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company believes that existing cash, cash equivalents, and short-term available-for-sale securities will provide sufficient working capital for the Company to meet its operating plan for next twelve months.   The Board of Directors has retained its directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer, to assist with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition, or strategic alliance opportunities.  The Company does not have an estimate as to when it will identify a qualified merger, acquisition, or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable merger, acquisition or strategic alliance transaction or until its liquidation.

Cash used in operating activities for the nine months ending September 30, 2012 was approximately $105,000, which primarily consisted of operating income of approximately $615,000 and an increase in accounts payable of $8,500, an increase in accrued liabilities of approximately $7,200, a decrease in other current assets of approximately $5,200 and adjustments for non-cash expenses consisting of stock-based compensation of $47,000 and conversion feature liability of $33,000 related to the Company’s Series G Convertible Preferred Stock, offset by an adjustment for a non-cash gain in investment in ClearSign of approximately $812,000.

Cash provided by investing activities for the nine months ending September 30, 2012 of approximately $485,000 was from the purchase of available-for-sale securities of approximately $1,492,000, offset by the maturity or sale of available-for-sale securities of approximately $1,977,000.

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

As of September 30, 2012, the Company held approximately $803,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $22,000 at September 30, 2012.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2012.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $780,000 at September 30, 2012. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had uninsured cash and cash equivalents of approximately $280,000 at September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 12, 2012

