Form 10-K
period 2012-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2013-04-01
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2012 was $730,730.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.20 per share on that date.

As of March 20, 2013, the Registrant had 8,396,199 shares of common stock outstanding.

1

Integrated Surgical Systems, Inc.

Form 10-K

For the fiscal year ended December 31, 2012

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

Part I

Item 1. Business

The Company was incorporated in Delaware in 1990 and was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company has managed its financial assets to preserve capital on a conservative basis and not for investment return, so as not to be considered an investment company under the Investment Company Act of 1940. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination or strategic alliance, if suitable candidate(s) are identified. To that end, since 2007, the Company has reviewed a number of business combination opportunities; however, none of these opportunities fit within the Company criteria or moved beyond preliminary review stages. The Company continues to evaluate business combination opportunities, and recently, it has considered a couple of transactions that have come to the attention of the board of directors through its members.

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

On April 24, 2012, the Company’s board of directors declared a dividend to the stockholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012.

As of December 31, 2012, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company did not during 2012, and does not currently, own or lease any properties.

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

Part II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company’s common stock is traded on the Pink Sheets, under the trading symbol “ISSM”.  The following table sets forth the high and low bid prices for each quarterly period in the past two fiscal years, as reported by the NASDAQ on-line web site www.NASDAQ.com for shares of the Company’s common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	(ISSM)
2012	High	Low

First Quarter	$0.300	$0.200
Second Quarter	$0.720	$0.160
Third Quarter	$0.210	$0.150
Fourth Quarter	$0.200	$0.160

2011

First Quarter	$0.400	$0.330
Second Quarter	$0.510	$0.370
Third Quarter	$0.370	$0.290
Fourth Quarter	$0.350	$0.200

Holders

As of March 20, 2013, there were approximately 68 holders of record of the common stock.

Dividends

The Company has never paid cash dividends on its common stock, and its present policy is to retain any future earnings in the Company. See “Item 1, Business” and Note 5 to the accompanying financial statements for a discussion of the dividend of shares of common stock of ClearSign.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation not approved by security holders	130,000	(1)	$0.44	-0-

Total	130,000		$0.44	-0-

(1)	Consists of: (i) 30,000 warrants issued to consultants, which expire in July 2014 and have an exercise price of $0.63 per share; and (ii) 100,000 stock options granted to directors, which are fully vested, expire in August 2013, and have an exercise price of $0.38 per share.

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

On January 17, 2013, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended September 30, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

All of the shares issued as described above were issued in reliance on the exemption under Section 4(2) of the Securities Act, as the issuance of these shares by the Company did not involve a public offering.  The issuance of shares was not done in a “public offering” as defined in Section 4(2) because of the small number of persons involved in the issuance, the size of the issuance, the manner of the issuance, the number of shares issued, and the recipients are officers and/or directors of the Company.  In addition, the directors had the necessary investment intent required by Section 4(2) since they agreed to receive share certificates bearing legends stating that the shares are restricted shares.

Penny Stock

On March 20, 2013, there were 8,396,199 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.18 a share, giving the Company a market capitalization of approximately $1.51 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale of substantially all of its assets, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above. The Company has managed its financial assets to preserve capital on a conservative basis and not for investment return. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination, an equity investment or a strategic alliance, if suitable candidate(s) are identified.

Results of Operations for 2012 Compared to 2011

For 2012, total net gain was approximately $568,000, or $0.07 gain per basic and $0.06 gain per diluted share.  Total net loss for 2011 was approximately $263,000, or $0.03 loss per basic and diluted share.

Operations

For 2012, the Company had net income of $568,000, which was $831,000 more than the net loss of $263,000 for 2011. The net gain in 2012 was due to the recognition of a non-cash gain on the Company’s equity holdings of ClearSign Combustion in conjunction with the in-kind dividend to the Company’s shareholders, offset by $30,000 of realized long-term losses on available-for-sale securities. Operating expenses for 2012 were $251,000, compared to $250,000 for 2011, with the increase due to approximately $11,000 for fees associated with the ClearSign dividend offset by a $5,000 reduction in accounting and legal fees. For 2012 the Company recognized $28,000 of liability associated with the Company’s Series G Convertible Preferred Stock of $28,000, versus $81,000 in 2011. The Company has no employees, so it relies on outside contractors to perform basic and necessary services. Net interest income decreased approximately $8,000 from 2011 to 2012.

Liquidity

The Company believes that existing cash, cash equivalents, and short-term available-for-sale securities will provide sufficient working capital for the Company to meet its operating plan for the next twelve months.  The Board of Directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer assist the Company with its continuing obligations under the federal securities laws and to assist with the Company’s plan to evaluate various merger, acquisition, or strategic alliance opportunities. None of these individuals receive additional compensation, other than that which is disclosed herein, for providing this assistance. The Company does not have an estimate as to when it will identify a qualified merger, acquisition, or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable merger, acquisition or strategic alliance transaction or until its liquidation.

At December 31, 2012 and December 31, 2011, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a liquidity measure designed to predict the Company’s ability to pay bills, was 22.31 and 28.60, respectively.  The decrease in the “quick ratio” ratio at December 31, 2012 from December 31, 2011 was due to an increase in current liabilities, which consisted primarily of the conversion feature liability associated with the Series G Convertible Preferred Stock, and an increase in investment in available-for-sale securities.  The Company’s “current ratio” (current assets divided by current liabilities) was 22.44 and 28.74 at December 31, 2012 and December 31, 2011, respectively.

Cash used in operating activities for 2012 was approximately $142,000, which primarily consisted of an operating gain of approximately $568,000, offset by a gain in the Company’s equity holding of Clear Sign Combustion Corp of $812,000 stock-based compensation of $63,000, realized loss on available-for-sale securities of $30,000, and the conversion feature liability of $28,000 related to its Series G Convertible Preferred Stock.

Cash used in investing activities for 2012 of approximately $167,000 was from the maturity or sale of available-for-sale securities of approximately $3,300,000, offset by the purchase of available-for-sale securities of approximately $3,467,000.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and includes the following provisions:  application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and the measurement of fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. The guidance becomes effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. This amended guidance eliminates the option for reporting entities to present components of other comprehensive income in the statement of stockholders’ equity. Instead, this amended guidance now requires reporting entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The guidance will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

As of December 31, 2012, the Company held approximately $114,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $36,000 at December 31, 2012.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2012.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $78,000 at December 31, 2012. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at December 31, 2012.

Item 8.  Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 10, 2012, the Company engaged Gumbiner Savett Inc. (“Gumbiner”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2011.  During the Company’s past two fiscal years, neither the Company nor any significant subsidiary has consulted with Gumbiner regarding any of the matters referenced in Item 304(a)(2) of Regulation S-K.

On January 11, 2012, the Company dismissed SingerLewak LLP (“SL”) as its independent registered public accounting firm. The decision to change accountants was approved by the Company’s board of directors.

No report on the financial statements prepared by SL contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the time SL served as the Company’s principal accountant, there were no disagreements with SL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of SL, would have caused SL to make reference to the subject matter of such disagreements in connection with its reports on the Company during such periods. None of the events as specified in Item 304(a)(1)(v) of Regulation S-K occurred during the period that SL served as the Company’s principal accountant.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite these weaknesses in internal controls, there are no material misstatements in our annual financial statements.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. These weaknesses are due to our lack of additional accounting and operational staff. To remedy this material weakness, we ultimately, if and when we conclude a business combination, we will engage an internal accounting staff to assist with financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/20/2013	Current Position with the Company	Period
Peter B. Mills	57	Director	Sep 2006 – Present
Michael J. Tomczak	58	Director	Sep 2006 – Present
Christopher A. Marlett	48	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	63	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	45	Chief Financial Officer	Jan 2010 – Present

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

Peter B. Mills was elected as a Director of the Company in September 2006.  Mr. Mills is an innovation management consultant in the San Francisco Bay Area. From May 2004 until December 2012, he has been Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California.  From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of the Company.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea.  Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. Mr. Mills was appointed as a director primarily because of his twenty years of experience in the high-technology products business.

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

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB from June 2003 through 2010 and a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its medical technology group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2001 to 2007.  Mr. Levande received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 12 years of merchant and investment banking experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner including during the fiscal year ended December 31, 2012 except that: (i) during the period July 29, 2009 to December 31, 2012, Christopher Marlett did not file either Forms 4 or Forms 5 to report under Section 16(a) issuances of restricted stock of the Company as compensation under the provisions of Section 16b-3; however, these reports have now been filed as late forms to report the issuances, and no sale transactions or their equivalent were reported by Mr. Marlett; (ii) during the period July 29, 2009 to December 31, 2012, Robert Levande did not file either Forms 4 or Forms 5 to report under Section 16(a) issuances of restricted stock of the Company as compensation under the provisions of Section 16b-3; however, these reports have now been filed as late forms to report the issuances, and no sale transactions or their equivalent were reported by Mr. Levande; and (iii) during the period July 7, 2011 to December 31, 2012, Peter Mills did not file either Forms 4 or Forms 5 to report under Section 16(a) issuances of restricted stock of the Company as compensation under the provisions of Section 16b-3; however, these reports have now been filed as late forms to report the issuances, and no sale transactions or their equivalent were reported by Mr. Mills.

Board; Committees of the Board of Directors; Financial Expert; and Independence

The board of directors is currently composed of four persons.

The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly the Company is not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, the board of directors currently has two members that qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and Rule 5605 of the Nasdaq Stock Market Listing Rules. These persons are Messrs. Peter B. Mills and Michael J. Tomczak.

We are not required to have and we do not have currently an Audit Committee. The Company's directors perform the same functions of an Audit Committee, including: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Although we do not have and are not required to have an Audit Committee, the directors have determined that Mr. Michael J. Tomczak qualifies as an “audit committee financial expert.” This director has financial statement preparation and interpretation ability obtained over the years from past business experience and education, including being a Certified Public Accountant.

Our board of directors currently does not have nominating or compensation committees nor does it have a written nominating or compensation committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2012 and 2011, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2012 (collectively, the “Named Executive Officers”).  There were no executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 2012.

Summary Compensation Table

Name and Principal Position (1)	Year	Stock Awards (2)	All Other Compensation (3)	Total Compensation

Christopher A. Marlett	2012	$25,000	-	$25,000
Chief Executive Officer	2011	$25,000	-	$25,000

Gary A. Schuman	2012	-	$36,000	$36,000
Chief Financial Officer	2011	-	$36,000	$36,000

(1)	Mr. Schuman became Chief Financial Officer of the Company on January 1, 2010. Mr. Marlett and Mr. Schuman were not employees of the Company during 2011 or 2012 and therefore neither received any salary or other compensation for performance of his as an officer of the Company in 2011 and/or 2012 (as applicable). Mr. Marlett is a director of the Company, and in accordance with SEC rules, his director compensation is disclosed in this table.

(2)	The amounts in this column represent the aggregate grant date fair value of the shares issued to Mr. Marlett for his services as a director of the Company, calculated in accordance with Accounting Standards Codification ("ASC") 718, under the assumptions included in Note 7 to the Company’s audited financial statements included in this Report. Mr. Marlett has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares determined by dividing the compensation earned each quarter by the closing price of the Company’s common stock as of the date of issuance.

(3)	The Company compensates MDB for Mr. Schuman’s services in the amount of $3,000 in cash per month, and the amounts in this column represent such compensation paid to MDB.

Employment Agreements

There are no current employment agreements or arrangements between the Company and any person.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Christopher A. Marlett	25,000	$0.38	8/14/2013

Director Compensation

For 2012, the Company paid its non-employee directors $6,250 per quarter, which the directors were entitled to elect to take in cash, stock, or in a combination of cash and stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Total

Peter B. Mills	$12,500	$12,500	$25,000

Robert M. Levande	$-	$25,000	$25,000

Michael J. Tomczak	$25,000	$-	$25,000

(1)	Mr. Marlett is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)	Mr. Levande has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company. Mr. Mills has elected to receive one half of his $6,250 quarterly fee in the form of cash and one half in shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date. The amounts in this column represent the aggregate grant date fair value of the shares issued in 2012, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements included in this Report. As of December 31, 2012, Mr. Mills had 25,000 stock options outstanding, Mr. Levande had 25,000 stock options outstanding and Mr. Tomczak had 25,000 stock options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 20, 2013 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett (3)	2,294,187	(4)	27.24%
Robert M. Levande (3)	455,656	(5)	5.41%
Michael J. Tomczak (3)	25,000	(6)	0.30%
Peter B. Mills	118,095	(7)	1.40%
All Directors and executive officers as a group (4 persons)	2,892,938		34.35%

Martin Stephen Walker 1408 Olivia Street, Key West, FL 33040	728,544	(8)	8.68%
Toye Anne Drewry	653,717		7.79%
Jay Gottlieb 27 Misty Brook Lane, New Fairfield, CT 06812	567,352		6.76%

__________________________________________________________________________________

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 20, 2013 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 8,396,199 shares of common stock outstanding as of March 20, 2013, plus the number of shares each person has the right to acquire within 60 days of March 20, 2013.

(3)	Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd., Suite 1020, Santa Monica, CA 90401.

(4)	Includes 25,000 shares that Mr. Marlett may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 20, 2013. Mr. Marlett holds 827,541 shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 414,105 shares in a joint account with Terri Marlett.

(5)	Includes 25,000 shares that Mr. Levande may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 20, 2013.

(6)	Includes 25,000 shares that Mr. Tomczak may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 20, 2013.

(7)	Includes 25,000 shares that Mr. Mills may acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 20, 2013.

(8)	Mr. Walker holds 703,717 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

Securities Authorized for Issuance Under Equity Incentive Plans

The Company has provided in Item 11 of this Report the information required for securities authorized for issuance under the Company’s equity plans.

Director Independence

See “Item 10, Committees of the Board of Directors.”

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

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB, and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,658,190, including short-term federal securities of $19,788 and certificates of deposit, municipal bonds and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012, and (b) available-for-sale investments totaling $2,491,773 consisting of short-term federal securities of $15,564 and certificates of deposit and corporate bonds totaling $2,476,209 at December 31, 2011.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for the years ended December 31, 2012 and 2011.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

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

Category	2012	2011
Audit Fees(1)	$50,537	$52,612
Audit Related Fees(2)	None	none
Tax fees (3)	4,409	5,000
All Other Fees	None	none
	$54,946	$57,612

(1)	Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K for fiscal years 2012 and 2011, and the review of the Company’s quarterly financial statements included in the Company’s Form 10-Q for periods during 2012 and 2011, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Includes audit services provided in connection with accounting consultations and internal control reviews.

(3)	Consists of professional services rendered for tax compliance.

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (6)
3.2	By-laws of the Registrant, as amended. (1)
3.3	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	1998 Stock Option Plan. (4)
10.1	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.2	ClearSign Combustion Corporation Subscription Agreement, dated April 20, 2011, by and between Integrated Surgical Systems, Inc. and ClearSign Combustion Corporation (7)
14.1	Code of Ethics (5)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett*
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman*
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman*
101	The following material from Integrated Surgical Systems, Inc.’s Form 10-K Report for the year ended December 31, 2012, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.**

*	Filed Herewith
**	Furnished, not filed.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
(7)	Incorporated by reference to Form 10-Q filed on May 16, 2011.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.

By: /s/ Christopher A. Marlett
Christopher A. Marlett
(Principal Executive Officer)

Dated: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: April 1, 2013

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: April 1, 2013

/s/ MICHAEL J. TOMCZAK	Director
Michael J. Tomczak
Date: April 1, 2013

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: April 1, 2013

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: April 1, 2013

Integrated Surgical Systems, Inc.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm, for the Years Ended December 31, 2012 and 2011	F – 2

Balance Sheets at December 31, 2012 and 2011	F – 3

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011	F – 4

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011	F – 5

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F – 6

Notes to Financial Statements	F – 7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheet of Integrated Surgical Systems, Inc. as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

Santa Monica, California

March 20, 2013

Integrated Surgical Systems, Inc.

Balance Sheets

	As at December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$113,991	$422,984
Investments in available-for-sale securities	2,658,190	2,491,773
Other current assets	36,331	21,868
Total current assets	2,808,512	2,936,625

Other assets:
Investment in ClearSign	-	1,000,000

Total Assets	$2,808,512	$3,936,625

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$-	$5,451
Accrued stock compensation	15,625	15,625
Income taxes payable	682	-
Conversion feature liability	108,839	81,101
Total current liabilities	125,146	102,177

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,318,073 and 8,028,778 shares issued and outstanding at December 31, 2012 and 2011, respectively	83,180	80,287
Additional paid-in capital	64,352,158	64,292,551
Accumulated deficit	(61,917,302)	(60,681,860)
Accumulated other comprehensive loss	(3,166)	(25,026)
Total stockholders’ equity	2,514,870	3,665,952
Total liabilities and stockholders’ equity	$2,808,512	$3,936,625

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011

Operating Expenses

General and administrative expenses	$250,707	$249,657

Loss from operations	(250,707)	(249,657)

Other income (expense)
Interest and dividend income, net	66,958	74,726
Change in fair value of conversion feature	(27,738)	(81,101)
Gain on distribution of investment in ClearSign	811,713	-
Realized loss on available-for-sale securities	(30,378)	(5,919)
Total other income (expense)	820,555	(12,294)

Income (loss) before income taxes	569,848	(261,951)

Income taxes	1,482	800

Net income (loss)	$568,366	$(262,751)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	21,860	(36,491)

Comprehensive income (loss)	$590,226	$(299,242)

Basic net income (loss) per common share	$0.07	$(0.03)

Diluted net income (loss) per common share	$0.06	$(0.03)

Weighted average number of shares outstanding
Basic	8,189,690	7,939,527
Diluted	9,428,631	7,939,527

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	(Loss)	Equity

Balance at December 31, 2010	7,822,314	$78,222	$64,225,865	$11,465	$(60,419,109)	$-	$3,896,443
	-	-					-
Stock-based compensation	206,464	2,065	66,686	-	-	-	68,751
Comprehensive loss
Net loss	-	-	-	-	(262,751)	(262,751)	-
Other comprehensive income (loss)
Net unrealized loss on investment in securities	-	-	-	(36,491)	-	(36,491)	-
Comprehensive loss	-	-	-	-	-	(299,242)	(299,242)

Balance at December 31, 2011	8,028,778	$80,287	$64,292,551	$(25,026)	$(60,681,860)		$3,665,952
Stock-based compensation	289,294	2,893	59,607	-	-	-	62,500
Dividends					(1,803,808)		(1,803,808)
Comprehensive gain
Net income	-	-	-	-	568,366	568,366	-
Other comprehensive income (loss)
Net unrealized gain on investment in securities	-	-	-	21,860	-	21,860	-
Comprehensive gain	-	-	-	-	-	$590,226	590,226

Balance at December 31, 2012	8,318,072	$83,180	$64,352,158	$(3,166)	$(61,917,302)		$2,514,870

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$568,366	$(262,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of conversion feature	27,738	81,101
Stock based compensation	62,500	68,751
Realized losses on available-for-sale securities	30,378	5,919
Gain on distribution of investment in ClearSign	(811,713)	-
Changes in operating assets and liabilities:
Other current assets	(14,461)	25,292
Accounts payable	(5,452)	500
Accrued stock compensation	-	(9,375)
Income taxes payable	682	-
Rent deposit	-	(8,175)
Net cash used in operating activities	(141,962)	(98,738)

Cash flows from investing activities:
Purchases of available for sale securities	(3,467,277)	(1,786,152)
Proceeds received from sales of available-for-sale securities	319,496	492,264
Proceeds received from maturities of available-for-sale securities	2,980,750	2,775,249
Investment in ClearSign	-	(1,000,000)
Net cash provided by (used in) investing activities	(167,031)	481,361

Net increase (decrease) in cash and cash equivalents	(308,993)	382,623

Cash and cash equivalents at beginning of year	422,984	40,361

Cash and cash equivalents at end of year	$113,991	$422,984

Supplemental cash flow disclosure:
Income taxes paid	$800	$800
Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$21,860	$(36,491)
Dividend of ClearSign common stock	$1,803,808	$-

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Notes to Financial Statements

1. Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination or strategic alliance, if suitable candidates are identified.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $36,000 at December 31, 2012. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $78,000 at December 31, 2012. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at December 31, 2012.

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

Cost-Basis Method Valuation

The Company’s non-marketable equity investment was previously recorded using the cost-basis method of accounting, and was classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity. During the twelve months ended December 31, 2012, the Company distributed a majority of this investment to its stockholders and reclassified the remaining shares as available-for-sale securities. During the same period, the investee’s stock became publicly traded and its fair value became readily available. Therefore, as of December 31, 2012, the shares held by the Company have been accounted for in accordance with FASB ASC 320, “Investment – Debt and Equity Securities”. See Note 5, “Investment in ClearSign” for more information.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, “Fair Value Measurement” (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and includes the following provisions:  application of the concepts of highest and best use and valuation premise, introduction of an option to measure groups of offsetting assets and liabilities on a net basis, incorporation of certain premiums and discounts in fair value measurements, and the measurement of fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. The guidance became effective for the reporting period beginning January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 825,961 shares were excluded from the calculation of loss per share for the year ended December 31, 2011 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 100,000 were excluded from the calculation of income per share for 2012, and a warrant for 30,000 shares, and stock options of 150,000 were excluded from the calculation of loss per share for 2011, respectively, because their effect was anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,592	$196	$-	$19,788
Municipal securities	1,154,888	2,882	(2,137)	1,155,633
Certificates of deposit	1,193,494	8,734	(16,904)	1,185,324
Corporate debt securities	285,524	4,164	(9,633)	280,055
Equity securities – ClearSign common stock	7,905	9,485	-	17,390
	$2,661,403	$25,461	$(28,674)	$2,658,190

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$15,153	$411	$-	$15,564
Corporate debt securities	1,725,402	11,154	(13,970)	1,722,586
Certificates of deposit	776,244	1,222	(23,843)	753,623
	$2,516,799	$12,787	$(37,813)	$2,491,773

The Company’s investment portfolio had a net realized loss of $30,440and $5,919 for the years ended December 31, 2012 and 2011, respectively.  The Company’s investment portfolio has thirty-two positions with an unrealized loss as of December 31, 2012.

The cost and fair value of investment in fixed income available-for-sale debt securities, by contractual maturity, as of December 31, 2012, are as follows:

	Cost	Fair Value
Due within one year	$684,032	$661,329
Due after one year through three years	731,410	733,771
Due after three years	1,238,056	1,245,700
	$2,653,498	$2,640,800

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

The Company retained 3,593 shares of ClearSign common stock, having a fair value of $17,390. An unrealized gain of $9,485 was recorded during 2012. This investment is included in investments in available-for-sale securities.

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

As of December 31, 2012 and 2011, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the years ended December 31, 2012 and 2011, no shares of Series G were converted into shares of common stock.  At December 31, 2012 and 2011, the outstanding Series G shares were convertible into a minimum of 991,153 and 825,961 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $108,839 as of December 31, 2012, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2011, the fair value of the derivative was determined to be $81,101.

7.  Stock-based compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August 15, 2013 and have an exercise price of $0.38 per share.  As of December 31, 2012 and December 31, 2011, 100,000 options remain outstanding under this grant.

The Company currently has no stock option plans with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vested from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of December 31, 2012, zero options remained outstanding and vested under the 1998 Plan and as of December 31, 2011, 50,000 options remain outstanding and vested under the 1998 Plan.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the year ended December 31, 2012.

For the year ended December 31, 2012, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of year	150,000	$0.36
Granted	-	$-
Expired and forfeited	(50,000)	$0.3275
Exercised	-	$-
Outstanding at end of year	100,000	$0.38	0.62	$30,120

Exercisable at December 31, 2012	100,000	$0.38	0.62	$30,120

As of December 31, 2012, a summary of options outstanding under the Company’s 1998 Plan was as follows:

Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding at 12/31/12	Weighted-Average Exercise Price	Number Exercisable at 12/31/12	Weighted-Average Exercise Price
0.38	0.62	100,000	$0.38	100,000	$0.38

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

On January 17, 2013, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended December 31, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

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

Federal and state income tax returns of the Company for the years ended December 31, 2011, 2010 and 2009 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the year ended December 31, 2012.  The tax expense for the years ended December 31, 2012 and 2011 is $1,482 and $800, respectively.

Income tax provision consisted of the following for 2012:

	Federal	California	2012

Current provision	$-	$1,482	$1,482

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$1,482	$1,482

Income tax provision consisted of the following for 2011:

	Federal	California	2011

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

As of December 31, 2012, and December 31, 2011 the Company had deferred tax assets primarily consisting of its net operating loss carryforward.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	2012	2011
Current
Current state taxes	$-	$-
Accrued and other related costs	50,000	39,000
Total current	50,000	39,000

Non-current
Net operating loss carryforward	13,899,000	14,509,000
Research and development credit	1,821,000	1,820,000
Total non-current	15,720,000	16,329,000

Total deferred tax asset	15,770,000	16,368,000

Less valuation allowance	(15,770,000)	(16,368,000)

Net deferred tax asset	$-	$-

The Company must make judgments as to whether the deferred tax assets will be recovered from future taxable income. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.  A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria.  The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors.  If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has  established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

At December 31, 2012 the Company had net operating loss carryforwards of approximately $41,082,000 and $4,449,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future years through their expiration in 2013 to 2032 subject to limitations of Sec 382 of the Internal Revenue Code for federal income, and 2016 to 2021 for California tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards. The Company is not using any tax attributes in the current year, but will analyze whether a change occurred and the related impact on its gross deferred tax assets, if needed. As the Company's analysis is not complete, the impact to its gross deferred tax assets is uncertain.

In addition, the Company has research and development credits aggregating approximately $854,000 for federal income tax purposes and approximately $968,000 for California tax purposes at December 31, 2012, which are net of potentially ineligible Research and Development credits.  Such credits may be used to reduce federal income taxes payable if any, in future years through their expiration in 2024; such credits have no expiration in California.

For 2012 and 2011, the provision for income taxes on the statements of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2012	2011

Federal expense expected at statutory rate	$193,746	$(89,063)
State income taxes, net of Federal benefit	33,247	(15,283)
Other	504	528
Change in valuation allowance	(226,017)	104,618

Effective Income Tax	$1,482	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the years ended December 31, 2012 and 2011.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,640,800, that include short-term federal securities of $19,788, certificates of deposit, municipal securities and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012, and (b) available-for-sale investments totaling $2,491,773, that included short-term federal securities of $15,564 and certificates of deposit and corporate bonds totaling $2,476,209, at December 31, 2011.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for both 2012 and 2011.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

11.  Subsequent Event

On January 17, 2013, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended December 31, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

