Form 10-Q
period 2013-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2013-05-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ or No ☐

As of May 9, 2013 there were 8,483,005 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

for the three months ended March 31, 2013

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$266,110	$113,991
Investments in available-for-sale securities	2,481,553	2,658,190
Other current assets	24,327	36,331
Total current assets	2,771,890	2,808,512

Total Assets	$2,771,990	$2,808,512

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$21,501	$-
Accrued stock compensation	15,625	15,625
Income taxes payable	-	682
Conversion feature liability	109,775	108,839
Total current liabilities	146,901	125,146

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,396,199 and 8,318,073 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	83,962	83,180
Additional paid-in capital	64,367,001	64,352,158
Accumulated deficit	(62,007,447)	(61,917,302)
Accumulated other comprehensive income (loss)	13,077	(3,166)
Total stockholders’ equity	2,456,593	2,514,870
Total liabilities and stockholders’ equity	$2,771,990	$2,808,512

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months ended March 31,
	2013	2012

Operating expenses

General and administrative expenses	$89,231	$80,904

Loss from operations	(89,231)	(80,904)

Other income (expense)
Interest and dividend income, net	11,808	19,657
Change in fair value of conversion feature	(936)	(4,095)
Realized losses on available-for-sale securities	(10,986)	(1,801)

Loss before provision for income taxes	(89,345)	(67,143)

Provision for income taxes	800	-

Net loss	$(90,145)	$(67,143)

Other comprehensive income
Unrealized gain on available-for-sale securities	16,243	1,141

Comprehensive loss	$(73,902)	$(66,002)

Basic loss per common share	$(0.01)	$(0.01)

Diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	8,385,782	8,078,050
Diluted	8,385,782	8,078,050

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(90,145)	$(67,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Change in fair value of conversion feature	936	4,095
Stock-based compensation	15,625	15,625
Realized losses on available-for-sale securities	10,986	1,801
Changes in operating assets and liabilities
Other current assets	12,005	8,718
Accounts payable	21,500	41,325
Accrued liabilities	(682)	-
Net cash provided by (used in) operating activities	(29,775)	4,421

Cash flows from investing activities
Purchases of available-for-sale securities	(432,851)	(120,538)
Proceeds received from sales of available-for-sale securities	130,621	-
Proceeds received from maturities of available-for-sale securities	484,124	305,000
Net cash provided by investing activities	181,894	184,462

Net increase in cash and cash equivalents	152,119	188,883

Cash and cash equivalents at beginning of period	113,991	422,984

Cash and cash equivalents at end of period	$266,110	$611,867

Supplemental cash flow disclosure:
Income taxes paid	$800	$-

Supplemental non-cash disclosure
Unrealized gain on available-for-sale securities	$16,243	$1,141

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Income (Loss)	Equity

Balance at December 31, 2012	8,318,073	$83,180	$64,352,158	$(3,166)	$(61,917,302)	$-	$2,514,870

Stock-based compensation	78,126	782	14,843	-	-	-	15,625
Comprehensive loss
Net loss	-	-	-	-	(90,145)	(90,145)	-
Other comprehensive income
Net unrealized gain on investments in securities	-	-	-	16,243	-	16,243	-
Comprehensive loss	-	-	-	-	-	$(73,902)	(73,902)

Balance at March 31, 2013	8,396,199	$83,962	$64,367,001	$13,077	$(62,007,447)		$2,456,593

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2013, the results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $9,000 at March 31, 2013. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $258,000 at March 31, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at March 31, 2013.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with FASB ASC 718, “Compensation – Stock Compensation.”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  As of March 31 203, all options previously granted were fully vested.

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

In accordance with FASB ASC 820, the Company measures its cash equivalents, investments in available-for-sale securities, and derivative liability at fair value. The Company’s cash equivalents and investments in available-for-sale securities are classified within Level 1 by using quoted market prices. The Company’s derivative liability is classified within Level 3.

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

Cost-Basis Method Valuation

The Company’s non-marketable equity investment was previously recorded using the cost-basis method of accounting, and was classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity. In 2012, the Company distributed a majority of this investment to its stockholders and reclassified the remaining shares as available-for-sale securities. During the same period, the investee’s stock became publicly traded and its fair value became readily available. Therefore, as of March 31, 2013, the shares held by the Company have been accounted for in accordance with FASB ASC 320, “Investment – Debt and Equity Securities”.   See Note 5, “Investment in ClearSign” for more information.

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

Common stock equivalents for convertible preferred stock of 1,101,281 shares and 861,872 shares were excluded from the calculation of loss per share for the three months ended March 31, 2013 and 2012, respectively, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the those periods.

A warrant for 30,000 shares, and stock options of 100,000 were excluded from the calculation of loss per share for the three months ended March 31, 2013, and a warrant for 30,000 shares, and stock options of 150,000 were excluded from the calculation of loss per share for the three months ended March 31, 2012, respectively, because their effect was anti-dilutive.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of March 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$4,588	$158	$-	$4,746
Municipal securities	894,753	5,248	(758)	899,243
Certificates of deposit	1,380,624	9,201	(22,420)	1,367,405
Corporate debt securities	180,606	4,007	-	184,613
Equity securities – ClearSign common stock	7,905	17,641	-	25,546
	$2,468,476	$36,255	$(23,178)	$2,481,553

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,592	$196	$-	$19,788
Municipal securities	1,154,888	2,882	(2,137)	1,155,633
Certificates of deposit	1,193,494	8,734	(16,904)	1,185,324
Corporate debt securities	285,524	4,164	(9,633)	280,055
Equity securities – ClearSign common stock	7,905	9,485	-	17,390
	$2,661,403	$25,461	$(28,674)	$2,658,190

The Company’s investment portfolio had a net realized loss of $10,986 and $1,801 for the three months ended March 31, 2013 and 2012, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of March 31, 2013, were as follows:

	Cost	Fair Value
Due within one year	$714,278	$697,034
Due after one year through three years	778,065	780,271
Due after three years	968,228	978,702
No maturity	7,905	25,546
	$2,468,476	$2,481,553

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

ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under the symbol CLIR on NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered for resale or distribution as part of the offering

On April 24, 2012, the Company’s board of directors declared a dividend to the shareholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. A total of 450,952 shares of ClearSign were distributed, including 952 rounding shares. In 2012, the Company recorded a gain of $811,713 equal to the increase in the fair value of the ClearSign investment which had been distributed, or $1,803,808, as measured on April 25, 2012 less the cost basis of the investment.

The Company retained 3,593 shares of ClearSign common stock, having a fair value of $25,546. An unrealized gain of $8,156 was recorded during the three months ended March 31, 2013. This investment is included in investments in available-for-sale securities.

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

As of March 31, 2013 and December 31, 2012, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended March 31, 2013 and the year ended December 31, 2012, no shares of Series G were converted into shares of common stock. At March 31, 2013 and December 31, 2012, the outstanding Series G shares were convertible into a minimum of 1,101,281 and 991,153 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $109,775 as of March 31, 2013, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2012, the fair value of the derivative was determined to be $108,839.

The fair value of the conversion feature liability is calculated under a Black-Scholes Model, using the market price of the Company’s common stock on each of the balance sheet dates presented, the expected dividend yield, the expected life of the redemption and the expected volatility of the Company’s common stock.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and considering factors specific to the conversion feature liability. Since some of the assumptions used by the Company are unobservable, the conversion feature liability is classified within level 3 hierarchy in the fair value measurement.

The expected volatility of the conversion feature liability was based on the historical volatility of the Company’s common stock. The expected life assumption was based on the remaining life of the underlying preferred stock redemption. The risk-free interest rate for the expected term of the conversion feature liability was based on the average market rate on U.S. treasury securities in effect during the applicable quarter. The dividend yield reflected historical experience as well as future expectations over the expected term of the underlying preferred stock redemption. Therefore, the fair value of the conversion feature liability is sensitive to changes in above assumptions and changes of the Company’s common stock price.

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

Expected life of the redemption in years	1.0
Risk free interest rate	0.14%
Expected annual volatility	139.42%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2013	$108,839
Increase of fair value	936

Ending balance as of March 31, 2013	$109,775

7.  Stock-based Compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August 15, 2013 and have an exercise price of $0.38 per share.  As of March 31, 2013 and March 31, 2012, 100,000 options remain outstanding under this grant.

The Company currently has no stock option plans with outstanding options issued to its officers, employees, directors and consultants. The 1998 Stock Option Plan (“1998 Plan”) was established to grant up to 85,000 non-qualified options through May 12, 2008 to employees and other individuals providing services to the Company. Options under the 1998 Plan vested from one year to four years from the date of grant, and vested options must be exercised within 30 days of an employee’s termination. As of March 31, 2013, zero options remained outstanding and vested under the 1998 Plan and as of March 31, 2012, 50,000 options remain outstanding and vested under the 1998 Plan.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the three months ended March 31, 2012.

For the three months ended March 31, 2013, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term	Aggregate Fair Value
Outstanding at beginning of period	100,000	$0.38	0.37	$ 2,205
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	100,000	$0.38	0.37	$2,205

Exercisable at March 31, 2013	100,000	$0.38	0.37	$2,205

As of March 31, 2013, a summary of options outstanding under the Company’s 2008 options grant was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.3800	0.37	100,000	$0.38	100,000	$0.38

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock for services rendered in 2013 and 2012.  The Company agreed to compensate one director in a combination of cash and common stock for services rendered in 2013 and 2012.  Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2013 and continuing through 2013, the Company agreed to provide the compensation of the third director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded accrued stock-based compensation of $15,625 for the quarter ending March 31, 2013 for three directors.

On January 17, 2013, the Company issued 31,250 shares of common stock to each of two directors, and 15,626 shares of common stock to another director, as compensation for the three months ended December 31, 2012. These shares, totaling 78,126, were valued at a per share price of $0.20, or a total of $15,625.

On April 12, 2013, the Company issued 34,722 shares of common stock to each of two directors, and 17,362 shares of common stock to another director, as compensation for the three months ended March 31, 2013. These shares, totaling 86,806, were valued at a per share price of $0.18, or a total of $15,625.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for three months ended March 31, 2013 and 2012.  The provision for income tax expense for the three months ended March 31, 2013 was $800 and for the three months ended March 31, 2012 was zero. The Company expects to utilize its net operating loss and tax credit carryforwards to offset income taxes that would otherwise be due on its net earnings for 2013.

As of March 31, 2013, and December 31, 2012, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,481,553, that include short-term federal securities of $4,746, certificates of deposit, municipal securities and corporate bonds totaling $2,451,261, and equity securities of $25,546 at March 31, 2013, and (b) available-for-sale investments totaling $2,658,190, that included short-term federal securities of $19,788, certificates of deposit, municipal securities and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for both the three months ended March 31, 2013 and 2012.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

11. Subsequent Event

On April 12, 2013, the Company issued 34,722 shares of common stock to each of two directors, and 17,362 shares of common stock to another director, as compensation for the three months ended March 31, 2013. These shares, totaling 86,806, were valued at a per share price of $0.18, or a total of $15,625.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC.

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

As of March 31, 2013, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Three months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013 and 2012, the Company had a net loss of $90,145 and $67,143, respectively. The decrease in net income was due primarily to an increase of general and administrative expenses, a decrease of net interest income, and an increase in realized loss from investment in-available-for-sale securities in the current period. General and administrative expenses were $89,231 and $80,904 for the three months ended March 31, 2013 and 2012, respectively. Legal fees increased by approximately $12,400 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to attorney services required for an SEC inquiry. Accounting fees decreased from approximately $41,500 in the three months ended March 31, 2012 to approximately $35,000 in the three months ended March 31, 2013 due to costs associated with changing financial auditors in the three months ended March 31, 2012. Net interest income was approximately $11,800 and $19,700, for the three months ended March 31, 2013 and 2012, respectively. The Company had a realized loss in available-for-sale securities for the three months ended March 31, 2012 of approximately $1,800 and a realized loss of approximately $11,000 for the three months ended March 31, 2013. Change in fair value of conversion feature was an increase of approximately $900 for the three months ended March 31, 2013, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $4,100 for the same period in 2012.

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

Cash used in operating activities for the three months ending March 31, 2013 was approximately $23,000, which primarily consisted of operating loss of approximately $90,100 and an increase in accounts payable of $21,500, and an increase in other current assets of approximately $12,000, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $15,600 and offset by realized loss of $11,000 related to the Company’s available-for-sale securities.

Cash provided by investing activities for the three months ending March 31, 2013 of approximately $182,000 was from the purchase of available-for-sale securities of approximately $432,000, offset by the maturity or sale of available-for-sale securities of approximately $614,000.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2012.  Interim results are not necessarily indicative of the results for a full year.

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

As of March 31, 2013, the Company held approximately $266,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $9,000 at March 31, 2013.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2013.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $257,000 at March 31, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2013

