Form 10-Q
period 2013-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2013-08-13
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 7, 2013 there were 8,561,131 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

for the three and six months ended June 30, 2013

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$109,310	$113,991
Investments in available-for-sale securities	2,596,072	2,658,190
Other current assets	18,978	36,331
Total current assets	2,724,360	2,808,512

Total Assets	$2,724,360	$2,808,512

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,000	$-
Accrued stock compensation	-	15,625
Income taxes payable	-	682
Conversion feature liability	71,639	108,839
Total current liabilities	89,639	125,146

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,483,005 and 8,318,073 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	84,830	83,180
Common stock to be issued	12,500	-
Additional paid-in capital	64,381,758	64,352,158
Accumulated deficit	(61,983,972)	(61,917,302)
Accumulated other comprehensive loss	(28,891)	(3,166)
Total stockholders’ equity	2,466,225	2,514,870
Total liabilities and stockholders’ equity	$2,724,360	$2,808,512

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Six Months ended June 30,
	2013	2012

Operating expenses

General and administrative expenses	$147,396	$148,256

Loss from operations	(147,396)	(148,256)

Other income (expense)
Interest and dividend income, net	30,208	29,196
Change in fair value of conversion feature	37,200	(33,253)
Gain on distribution of investment in ClearSign	-	811,713
Realized gains (losses) on available-for-sale securities	14,118	(1,141)

Income (loss) before provision for income taxes	(65,870)	658,259

Provision for income taxes	800	8,013

Net income (loss)	$(66,670)	$650,246

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(25,725)	12,317

Comprehensive gain (loss)	$(92,395)	$662,563

Basic earnings (loss) per common share	$(0.01)	$0.08

Diluted earnings (loss) per common share	$(0.01)	$0.07

Weighted average number of shares outstanding:
Basic	8,428,907	8,117,417
Diluted	8,428,907	9,108,570

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months ended June 30,
	2013	2012

Operating expenses

General and administrative expenses	$58,231	$67,352

Loss from operations	(58,231)	(67,352)

Other income (expense)
Interest and dividend income, net	18,400	9,539
Change in fair value of conversion feature	38,136	(29,158)
Gain on distribution of investment in ClearSign	-	811,713
Realized gains on available-for-sale securities	25,104	660

Income before provision for income taxes	23,409	725,402

Provision for income taxes	-	8,013

Net income	$23,409	$717,389

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(41,968)	11,176

Comprehensive gain (loss)	$(18,559)	$728,565

Basic income (loss) per common share	$(0.00)	$0.09

Diluted income (loss) per common share	$(0.00)	$0.08

Weighted average number of shares outstanding:
Basic	8,471,558	8,158,835
Diluted	9,649,028	9,149,988

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(66,670)	$650,246
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of conversion feature	(37,200)	33,253
Stock-based compensation	28,125	31,250
Realized (gains) losses on available-for-sale securities	(14,118)	1,141
Gain on distribution of investment in ClearSign		(811,713)
Changes in operating assets and liabilities
Other current assets	17,353	3,597
Accounts payable	18,000	21,683
Income taxes payable	(682)	7,213
Net cash used in operating activities	(55,192)	(63,330)

Cash flows from investing activities
Purchases of available-for-sale securities	(982,246)	(1,112,656)
Proceeds received from sales of available-for-sale securities	240,633	-
Proceeds received from maturities of available-for-sale securities	792,124	996,000
Net cash provided by (used in) investing activities	50,511	(116,656)

Net decrease in cash and cash equivalents	(4,681)	(179,986)

Cash and cash equivalents at beginning of period	113,991	422,984

Cash and cash equivalents at end of period	$109,310	$242,998

Supplemental cash flow disclosure:
Income taxes paid	$800	$800

Supplemental non-cash disclosure
Unrealized gain (loss) on available-for-sale securities	$(25,725)	$12,317
Dividend of investment in ClearSign common stock	$-	$1,803,808

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Loss	Equity

Balance at December 31, 2012	8,318,073	$83,180	-	-	$64,352,158	$(3,166)	$(61,917,302)	$-	$2,514,870

Stock-based compensation	164,932	1,650	-	-	29,600	-	-	-	31,250
Common stock to be issued	-	-	78,126	$12,500	-	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-		-	-	(66,670)	(66,670)	-
Other comprehensive income
Net unrealized loss on investments in securities	-	-	-	-	-	(25,725)	-	(25,725)	-
Comprehensive loss	-	-	-	-	-	-	-	$(92,395)	(92,395)

Balance at June 30, 2013	8,483,005	$84,830	78,126	$12,500	$64,381,758	$(28,891)	$(61,983,972)		$2,466,225

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2013, the results of operations and cash flows for the six months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $21,000 at June 30, 2013. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $88,000 at June 30, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at June 30, 2013.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with FASB ASC 718, “ Compensation – Stock Compensation .”  The value of warrants and options are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.  As of June 30, 2013, all options previously granted were fully vested.

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

The Company applies the provisions of FASB ASC 740, “ Income Taxes .”  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC 740, “ Income Taxes ,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to classify expenses as a result of income tax assessments as interest expense for interest charges and as penalties in general and administrative expenses for penalty assessments.

Cost-Basis Method Valuation

The Company’s non-marketable equity investment was previously recorded using the cost-basis method of accounting, and was classified as a long-term asset on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owned less than 20% of the voting securities and did not have the ability to exercise significant influence over operating and financial policies of the entity. In 2012, the Company distributed a majority of this investment to its stockholders and reclassified the remaining shares as available-for-sale securities. During the same period, the investee’s stock became publicly traded and its fair value became readily available. Therefore, these shares have been accounted for in accordance with FASB ASC 320, “Investment – Debt and Equity Securities”.   See Note 5, “Investment in ClearSign” for more information. The remaining shares were sold during the three months ended June 30, 2013.

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

Recently Announced Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes” (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amended guidance now requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance will become effective for the reporting period beginning January 1, 2014. The adoption of this guidance is not estimated not have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 1,132,366 shares were excluded from the calculation of loss per share for the six months ended June 30, 2013, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the this period. Common stock equivalents for convertible preferred stock of 1,177,470 shares were included in the calculation of earnings per share for the three months ended June 30, 2013. Common stock equivalents for convertible preferred stock of 991,153 shares were included in calculation of gain per share for the six months and three months ended June 30, 2012.

A warrant for 30,000 shares, and stock options of 100,000 were excluded from the calculation of loss per share for the six months and three months ended June 30, 2013, and a warrant for 30,000 shares, and stock options of 150,000 were excluded from the calculation of loss per share for the three months ended June 30, 2012, respectively, because their effect was anti-dilutive.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of June 30, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,608	$56	$(629)	$49,035
Municipal securities	844,796	1,873	(552)	846,117
Certificates of deposit	1,542,914	8,482	(30,014)	1,521,382
Corporate debt securities	187,645	438	(8,545)	179,538
	$2,624,963	$10,849	$(39,740)	$2,596,072

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,592	$196	$-	$19,788
Municipal securities	1,154,841	2,882	(2,090)	1,155,633
Certificates of deposit	1,193,494	8,734	(16,904)	1,185,324
Corporate debt securities	285,524	4,164	(9,633)	280,055
Equity securities – ClearSign common stock	7,905	9,485	-	17,390
	$2,661,356	$25,461	$(28,627)	$2,658,190

The Company’s investment portfolio had a net realized gain of $14,118 and a net realized loss of $1,141 for the six months ended June 30, 2013 and 2012, respectively. The Company’s investment portfolio had a net realized gain of $25,104 and $660 for the three months ended June 30, 2013 and 2012, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of June 30, 2013, were as follows:

	Cost	Fair Value
Due within one year	$798,269	$776,053
Due after one year through three years	751,955	752,081
Due after three years	1,074,739	1,067,938
	$2,624,963	$2,596,072

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

ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under the symbol CLIR on NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered for resale or distribution as part of the offering.

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

The Company retained 3,593 shares of ClearSign common stock, which were sold on April 29, 2013. A realized gain of $24,475 was recorded during the six months and three months ended June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended June 30, 2013 and the year ended December 31, 2012, no shares of Series G were converted into shares of common stock. At June 30, 2013 and December 31, 2012, the outstanding Series G shares were convertible into a minimum of 1,238,941 and 991,153 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $71,639 as of June 30, 2013, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2012, the fair value of the derivative was determined to be $108,839.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

Expected life of the redemption in years	1.0
Risk free interest rate	0.15%
Expected annual volatility	77.82%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2013	$108,839
Decrease of fair value	(37,200)

Ending balance as of June 30, 2013	$71,639

7.  Stock-based Compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expire on August 15, 2013 and have an exercise price of $0.38 per share.  As of June 30, 2013 and December 31, 2012, 100,000 options remain outstanding under this grant.

FASB ASC 718 “Compensation-Stock Compensation ” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the six months and three months ended June 30, 2013.

For the six months and three months ended June 30, 2013, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term
Outstanding at beginning of period	100,000	$0.38	0.13
Granted	-	-
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	100,000	$0.38	0.13

Exercisable at June 30, 2013	100,000	$0.38	0.13

As of June 30, 2013, a summary of options outstanding under the Company’s 2008 options grant was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.3800	0.13	100,000	$0.38	100,000	$0.38

In addition, the Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock for services rendered in 2013 and 2012.  The Company agreed to compensate one director in a combination of cash and common stock for services rendered in 2013 and 2012.  Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  Beginning in the second quarter of 2013 and continuing through 2013, the Company agreed to provide the compensation of the fourth director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation as common of $12,500 for the quarter ending June 30, 2013 for two directors, which is recorded as common stock to be issued.

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

On July 15, 2013, the Company issued 39,063 shares of common stock to each of two directors as compensation for the three months ended June 30, 2013. These shares, totaling 78,126, were valued at a per share price of $0.16, or a total of $12,500.

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

The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years before 2008.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for six months and three months ended June 30, 2013 and 2012.  The provision for income tax expense for the six months ended June 30, 2013 was $800, and for the six months ended June 30, 2012 was $8,013. The provision for income tax expense for the six months ended June 30, 2012 includes a provision for alternative minimum tax.

As of June 30, 2013, and December 31, 2012, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

9.   Related Party Transactions

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group, LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice. The Company has not paid, nor is it currently obligated to pay, any fees to MDB pursuant to this agreement and no services have been provided by MDB.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,596,072, that include short-term federal securities of $49,035, certificates of deposit, municipal securities and corporate bonds totaling $2,547,037 at June 30, 2013, and (b) available-for-sale investments totaling $2,658,190, that included short-term federal securities of $19,788, certificates of deposit, municipal securities and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $18,000 for the six months and $9,000 for both the three months ended June 30, 2013 and 2012.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

On April 24, 2012, the Company’s board of directors declared a dividend to the stockholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. As of June 30, 2013, the Company has sold its remaining shares of ClearSign.

As of June 30, 2013, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Six months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013 and 2012, the Company had a net loss of $66,670 and net income of $650,246, respectively. The decrease in net income was due primarily to the recording of a gain on the Company’s investment in ClearSign of approximately $811,700 in the six months ending June 30, 2012, offset by the change in fair value of the conversion feature liability, and an increase in realized gain from investment in-available-for-sale securities in the current period. General and administrative expenses were $147,395 and $148,256 for the six months ended June 30, 2013 and 2012, respectively. Legal fees increased by approximately $11,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to attorney services required for an SEC inquiry. Accounting fees decreased from approximately $57,000 in the six months ended June 30, 2012 to approximately $50,000 in the six months ended June 30, 2013 due to costs associated with changing financial auditors in the six months ended June 30, 2012. Outside services expense decreased from approximately $15,500 in the six months ended June 30, 2012 to approximately $7,500 in the six months ended June 30, 2013 due to expenses associated with the distribution of the Company’s investment in ClearSign in the six months ending June 30, 2012. The Company had a realized loss in available-for-sale securities for the six months ended June 30, 2012 of approximately $1,100 and a realized gain of approximately $14,000 for the six months ended June 30, 2013. Change in fair value of conversion feature was a decrease of approximately $37,000 for the six months ended June 30, 2013, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $34,000 for the same period in 2012.

Three months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013 and 2012, the Company had a net gain of $23,409 and $717,389, respectively. The decrease in net income was due primarily to the recording of a gain on the Company’s investment in ClearSign of approximately $811,700 in the three months ending June 30, 2012, offset by a decrease of general and administrative expenses, an increase in net interest income, the change in fair value of the conversion feature liability, and an increase in realized gain from investment in-available-for-sale securities in the current period. General and administrative expenses were $58,231 and $67,352 for the three months ended June 30, 2013 and 2012, respectively. Legal fees increased by approximately $1,400 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Outside services expense decreased from approximately $11,600 in the three months ended June 30, 2012 to approximately $3,000 in the three months ended June 30, 2013 due to expenses associated with the distribution of the Company’s investment in ClearSign in the three months ended June 30, 2012. Net interest income was approximately $18,400 and $9,500, for the three months ended June 30, 2013 and 2012, respectively. The Company had a realized gain in available-for-sale securities of approximately $25,100 and $700 for the three months ended June 30, 2013 and June 30, 2012, respectively. Change in fair value of conversion feature was an decrease of approximately $38,000 for the three months ended June 30, 2013, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $29,000 for the same period in 2012.

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

Cash used in operating activities for the six months ending June 30, 2013 was approximately $55,200, which primarily consisted of operating loss of approximately $66,700 and an increase in accounts payable of $18,000, and an increase in other current assets of approximately $17,300, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $28,000 and offset by realized gain of $14,000 related to the Company’s available-for-sale securities.

Cash provided by investing activities for the six months ending June 30, 2013 of approximately $51,000 was from the purchase of available-for-sale securities of approximately $982,000, offset by the maturity or sale of available-for-sale securities of approximately $1,033,000.

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

As of June 30, 2013, the Company held approximately $109,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $21,000 at June 30, 2013.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2013.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $88,000 at June 30, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2013

