Form 10-Q
period 2013-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2013-11-14
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 11, 2013 there were 8,650,417 shares of the registrant’s common stock outstanding.

Integrated Surgical Systems, Inc.
Form 10-Q
for the three and nine months ended September 30, 2013

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Integrated Surgical Systems, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$71,413	$113,991
Investments in available-for-sale securities	2,581,268	2,658,190
Other current assets	41,123	36,331
Total current assets	2,693,804	2,808,512

Total Assets	$2,693,804	$2,808,512

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$11,000	$-
Accrued stock compensation	-	15,625
Income taxes payable	-	682
Conversion feature liability	71,884	108,839
Total current liabilities	82,884	125,146

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,561,131 and 8,318,073 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	85,611	83,180
Common stock to be issued	12,500	-
Additional paid-in capital	64,393,477	64,352,158
Accumulated deficit	(62,041,335)	(61,917,302)
Accumulated other comprehensive loss	(7,829)	(3,166)
Total stockholders’ equity	2,442,424	2,514,870
Total liabilities and stockholders’ equity	$2,693,804	$2,808,512

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Nine Months ended September 30,
	2013	2012

Operating expenses

General and administrative expenses	$202,220	$203,189

Loss from operations	(202,220)	(203,189)

Other income (expense)
Interest and dividend income, net	45,451	49,011
Change in fair value of conversion feature	36,955	(32,918)
Gain on distribution of investment in ClearSign	-	811,713
Realized losses on available-for-sale securities	(3,419)	(1,231)

Income (loss) before provision for income taxes	(123,233)	623,386

Provision for income taxes	800	8,013

Net income (loss)	$(124,033)	$615,373

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(4,663)	6,737

Comprehensive gain (loss)	$(128,696)	$622,110

Basic earnings (loss) per common share	$(0.01)	$0.08

Diluted earnings (loss) per common share	$(0.01)	$0.07

Weighted average number of shares outstanding:
Basic	8,469,173	8,155,137
Diluted	8,469,173	9,146,290

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months ended September 30,
	2013	2012

Operating expenses

General and administrative expenses	$54,825	$54,934

Loss from operations	(54,825)	(54,934)

Other income (expense)
Interest and dividend income, net	12,218	19,815
Change in fair value of conversion feature	(245)	335
Realized losses on available-for-sale securities	(14,511)	(89)

Loss before provision for income taxes	(57,363)	(34,873)

Provision for income taxes	-	-

Net loss	$(57,363)	$(34,873)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	21,063	(5,580)

Comprehensive loss	$(36,300)	$(40,453)

Basic loss per common share	$(0.01)	$(0.00)

Diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic	8,548,393	8,229,757
Diluted	8,548,393	8,229,757

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$(124,033)	$615,373
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of conversion feature	(36,955)	32,918
Stock-based compensation	40,625	46,875
Realized losses on available-for-sale securities	3,419	1,231
Gain on distribution of investment in ClearSign	-	(811,713)
Changes in operating assets and liabilities
Other current assets	(4,792)	(5,228)
Accounts payable	11,000	8,500
Income taxes payable	(682)	7,213
Net cash used in operating activities	(111,418)	(104,831)

Cash flows from investing activities
Purchases of available-for-sale securities	(1,478,303)	(1,492,106)
Proceeds received from sales of available-for-sale securities	240,633	-
Proceeds received from maturities of available-for-sale securities	1,306,510	1,976,750
Net cash provided by investing activities	68,840	484,644

Net increase (decrease) in cash and cash equivalents	(42,578)	379,813

Cash and cash equivalents at beginning of period	113,991	422,984

Cash and cash equivalents at end of period	$71,413	$802,797

Supplemental cash flow disclosure:
Income taxes paid	$2,800	$800

Supplemental non-cash disclosure
Unrealized gain (loss) on available-for-sale securities	$(4,663)	$6,737
Dividend of investment in ClearSign common stock	$-	$1,803,808

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Loss	Equity
Balance at December 31, 2012	8,318,073	$83,180	-	-	$64,352,158	$(3,166)	$(61,917,302)	$-	$2,514,870

Stock-based compensation	243,058	2,431	-	-	41,319	-	-	-	43,750
Common stock to be issued	-	-	89,286	$12,500	-	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-		-	-	(124,033)	(124,033)	-
Other comprehensive income
Net unrealized loss on investments in securities	-	-	-	-	-	(4,663)	-	(4,663)	-
Comprehensive loss	-	-	-	-	-	-	-	$(128,696)	(128,696)

Balance at September 30, 2013	8,561,131	$85,611	89,296	$12,500	$64,393,477	$(7,829)	$(62,041,335)		$2,442,424

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2013, the results of operations and cash flows for the nine months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $22,000 at September 30, 2013. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $50,000 at September 30, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at September 30, 2013.

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

Fair Value Measurement

FASB ASC 820“Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Recently Announced Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes” (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amended guidance will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance will become effective for the reporting period beginning January 1, 2014. The adoption of this guidance is not estimated to have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 1,158,845 and 1,217,457 shares were excluded from the calculation of loss per share for the nine months ended September 30, 2013 and the three months ended September 30, 2013, respectively, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the this period. Common stock equivalents for convertible preferred stock of 991,153 shares were included in calculation of gain per share for the nine months and three months ended September 30, 2012.

A warrant for 30,000 shares was excluded from the calculation of loss per share for the nine months and three months ended September 30, 2013, and a warrant for 30,000 shares, and stock options of 100,000 were excluded from the calculation of income (loss) per share for the nine months and three months ended September 30, 2012, respectively, because their effect was anti-dilutive.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investment in available-for-sale securities as of September 30, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$90,778	$129	$(339)	$90,568
Municipal securities	722,321	2,506	(659)	724,168
Certificates of deposit	1,567,570	12,821	(12,821)	1,567,570
Corporate debt securities	208,428	426	(9,892)	198,962
	$2,589,097	$15,882	$(23,711)	$2,581,268

The following is a summary of the Company’s investment in available-for-sale securities as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,592	$196	$-	$19,788
Municipal securities	1,154,841	2,882	(2,090)	1,155,633
Certificates of deposit	1,193,494	8,734	(16,904)	1,185,324
Corporate debt securities	285,524	4,164	(9,633)	280,055
Equity securities – ClearSign common stock	7,905	9,485	-	17,390
	$2,661,356	$25,461	$(28,627)	$2,658,190

The Company’s investment portfolio had a net realized loss of $3,419 and $1,231 for the nine months ended September 30, 2013 and 2012, respectively. The Company’s investment portfolio had a net realized loss of $14,511 and $89 for the three months ended September 30, 2013 and 2012, respectively.

The cost and fair value of investments in available-for-sale securities, by contractual maturity, as of September 30, 2013, were as follows:

	Cost	Fair Value
Due within one year	$528,115	$526,184
Due after one year through three years	1,045,080	1,042,919
Due after three years	1,015,902	1,012,165
	$2,589,097	$2,581,268

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

The Company retained 3,593 shares of ClearSign common stock, which were then sold on April 29, 2013. A realized gain of $24,475 was recorded during the nine months ended September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended September 30, 2013 and the year ended December 31, 2012, no shares of Series G were converted into shares of common stock. At September 30, 2013 and December 31, 2012, the outstanding Series G shares were convertible into a minimum of 1,415,933 and 991,153 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $71,884 as of September 30, 2013, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2012, the fair value of the derivative was determined to be $108,839.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

Expected life of the redemption in years	1.0
Risk free interest rate	0.10%
Expected annual volatility	78.24%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2013	$108,839
Decrease of fair value	(36,955)

Ending balance as of September 30, 2013	$71,884

7.  Stock-based Compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expired on August 15, 2013.  As of December 31, 2012, 100,000 options remained outstanding under this grant, and as of September 30, 2013 no options remain outstanding under this grant.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.  The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the nine months and three months ended September 30, 2013.

For the nine months and three months ended September 30, 2013, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term
Outstanding at beginning of period	100,000	$0.38	0.13
Granted	-	-
Expired and forfeited	(100,000)	0.38
Exercised	-	-
Outstanding at end of period	-	$-	-

Exercisable at September 30, 2013	-	$-	-

The Company has outstanding 30,000 warrants issued in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock and one director in cash for services rendered in 2013 and 2012. Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The Company agreed to compensate the fourth director in a combination of cash and common stock for services rendered in the first quarter 2013 and 2012.  Beginning in the second quarter of 2013 and continuing through 2013, the Company agreed to compensate this director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation as common of $12,500 for the quarter ending September 30, 2013 for two directors, which is recorded as common stock to be issued.

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

On October 11, 2013, the Company issued 44,643 shares of common stock to each of two directors as compensation for the three months ended September 30, 2013. These shares, totaling 89,286, were valued at a per share price of $0.14, or a total of $12,500.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for nine months and three months ended September 30, 2013 and 2012.  The provision for income tax expense for the nine months ended September 30, 2013 was $800, and for the nine months ended September 30, 2012 was $8,013. The provision for income tax expense for the nine months ended September 30, 2012 includes a provision for alternative minimum tax.

As of September 30, 2013, and December 31, 2012, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,581,268, that include short-term federal securities of $90,568, certificates of deposit, municipal securities and corporate bonds totaling $2,490,700 at September 30, 2013, and (b) available-for-sale investments totaling $2,658,190, that included short-term federal securities of $19,788, certificates of deposit, municipal securities and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $27,000 for the nine months and $9,000 for each of the three months ended September 30, 2013 and 2012.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

Overview

The Company was incorporated in Delaware in 1990 and was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company has managed its financial assets to preserve capital on a conservative basis and not for investment return, so as not to be considered an investment company under the Investment Company Act of 1940. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination or strategic alliance, if suitable candidate(s) are identified. To that end, since 2007, the Company has reviewed a number of business combination opportunities; however, none of these opportunities fit within the Company criteria or moved beyond preliminary review stages. The Company continues to evaluate business combination opportunities, and recently, it has considered several transactions that have come to the attention of the board of directors through its members.

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

On April 24, 2012, the Company’s board of directors declared a dividend to the stockholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equates to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. As of September 30, 2013, the Company has sold its remaining shares of ClearSign.

As of September 30, 2013, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Nine months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013 and 2012, the Company had a net loss of $124,033 and net income of $615,373, respectively. The decrease in net income was due primarily to the recording of a gain on the Company’s investment in ClearSign of approximately $811,700 in the nine months ending September 30, 2012, offset by the change in fair value of the conversion feature liability, and an increase in realized gain from investment in-available-for-sale securities in the current period. General and administrative expenses were $202,220 and $203,189 for the nine months ended September 30, 2013 and 2012, respectively. Legal fees increased by approximately $9,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due primarily to attorney services required for an SEC inquiry. Accounting fees decreased from approximately $76,000 in the nine months ended September 30, 2012 to approximately $69,000 in the nine months ended September 30, 2013 due to non-recurring costs associated with changing financial auditors in the nine months ended September 30, 2012. Outside services expense decreased from approximately $18,000 in the nine months ended September 30, 2012 to approximately $12,000 in the nine months ended September 30, 2013 due to expenses associated with the distribution of the Company’s investment in ClearSign in the nine months ending September 30, 2012. The Company had a realized loss in available-for-sale securities for the nine months ended September 30, 2013 and 2012 of approximately $3,400 and $1,200, respectively. Change in fair value of conversion feature was a decrease of approximately $37,000 for the nine months ended September 30, 2013, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $33,000 for the same period in 2012.

Three months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013 and 2012, the Company had a net loss of $57,363 and $34,873, respectively. The decrease in net income was due primarily to the decrease in interest income in the three months ending September 30, 2012. General and administrative expenses were $54,825 and $54,934 for the three months ended September 30, 2013 and 2012, respectively. Legal fees decreased by approximately $2,100 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Outside services expense increased from approximately $2,600 in the three months ended September 30, 2012 to approximately $4,800 in the three months ended September 30, 2013 due to increased transfer agent fees in the current period. Net interest income was approximately $12,200 and $19,800 for the three months ended September 30, 2013 and 2012, respectively. The Company had a realized loss in available-for-sale securities of approximately $15,000 and $100 for the three months ended September 30, 2013 and September 30, 2012, respectively. Change in fair value of conversion feature was a decrease of approximately $245 for the three months ended September 30, 2013, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $300 for the same period in 2012.

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

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable merger, acquisition or strategic alliance transaction, or until its liquidation.

Cash used in operating activities for the nine months ending September 30, 2013 was approximately $111,400, which primarily consisted of operating loss of approximately $124,000 and an increase in accounts payable of $11,000, and a decrease in other current assets of approximately $4,800, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $41,000 and offset by a change in the conversion feature liability of $37,000 related to the Company’s Series G Convertible Preferred Stock and realized loss of approximately $3,400 on available for sale securities.

Cash provided by investing activities for the nine months ending September 30, 2013 of approximately $69,000 was from the maturity or sale of available-for-sale securities of approximately $1,547,000, offset by the purchase of available-for-sale securities of approximately $1,478,000.

Cash used in operating activities for the nine months ending September 30, 2012 was approximately $105,000, which primarily consisted of operating income of approximately $615,000 and an increase in accounts payable of $8,500, and adjustments for non-cash expenses consisting of stock-based compensation of $47,000 and conversion feature liability of $33,000 related to the Company’s Series G Convertible Preferred Stock, offset by an adjustment for a non-cash gain in investment in ClearSign of approximately $812,000.

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

As of September 30, 2013, the Company held approximately $72,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $22,000 at September 30, 2013.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2013.   The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $50,000 at September 30, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at September 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a seperately designated audit committee. These weaknesses are due to our lack of additional accounting and operational staff. To remedy this material weakness, we ultimately, if and when we conclude a business combination, will engage an internal accounting staff to assist with financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2013

