Form 10-K
period 2013-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2014-03-31
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2013 was $562,069.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.16 per share on that date.

As of March 20, 2014, the Registrant had 8,728,543 shares of common stock outstanding.

2

Integrated Surgical Systems, Inc.

Form 10-K

For the fiscal year ended December 31, 2013

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

Part I

Item 1. Business

The Company was incorporated in Delaware in 1990 and was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company has managed its financial assets to preserve capital on a conservative basis and not for investment return, so as not to be considered an investment company under the Investment Company Act of 1940. The Company’s current operations are limited to raising additional funds to be used to maintain the Company’s public company status and to complete a business combination or strategic alliance, if suitable candidate(s) are identified. To that end, since 2007, the Company has reviewed a number of business combination opportunities; however, none of these opportunities fit within the Company criteria or moved beyond preliminary review stages. The Company continues to evaluate business combination opportunities, and from time to time, it has considered various transactions that have come to the attention of the board of directors through its members.

On April 20, 2011, the Company purchased 363,636 shares of common stock of ClearSign Combustion Corporation, a privately-held Washington corporation (“ClearSign”), for an aggregate purchase price of $1,000,000, or $2.75 per share, in connection with ClearSign’s private offering of up to $3,000,000 of its common stock (the “ClearSign Offering”). Due to a 1.25-for-one stock split, which occurred subsequent to the purchase, the holdings of the Company were increased to 454,545 shares of common stock of ClearSign.  ClearSign is an early-stage clean energy company focused on developing technology to increase energy efficiency in most types of industrial combustion systems.  ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign Combustion Corporation (“ClearSign”) completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under symbol CLIR on the NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered as part of the offering for distribution.

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

As of December 31, 2013, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Item 1A.	Risk Factors

Not Applicable.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company did not during 2013, and does not currently, own or lease any properties.

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

	Common Stock
	(ISSM)
2013	High	Low

First Quarter	$0.25	$0.17
Second Quarter	$0.20	$0.14
Third Quarter	$0.20	$0.12
Fourth Quarter	$0.18	$0.14

2012

First Quarter	$0.300	$0.200
Second Quarter	$0.720	$0.160
Third Quarter	$0.210	$0.150
Fourth Quarter	$0.200	$0.160

Holders

As of March 20, 2014, there were approximately 81 holders of record of the common stock.

Dividends

The Company has never paid cash dividends on its common stock, and its present policy is to retain any future earnings in the Company. See “Item 1, Business” and Note 5 to the accompanying financial statements for a discussion of the dividend of shares of common stock of ClearSign.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation not approved by security holders	30,000	(1)	$0.63	-0-

Total	30,000		$0.63	-0-

(1)	Consists of: (i) 30,000 warrants issued to consultants, which expire in July 2014 and have an exercise price of $0.63 per share.

Recent sales of unregistered securities

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

On January 9, 2014, the Company issued 39,063 shares of common stock to each of two directors as compensation for the three months ended December 31, 2013. These shares, totaling 78,126, were valued at a per share price of $0.16, or a total of $12,500.

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

Penny Stock

On March 20, 2014, there were 8,728,543 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.17 a share, giving the Company a market capitalization of approximately $1.48 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Results of Operations for 2013 Compared to 2012

For 2013, total net loss was approximately $177,000, or $0.02 loss per basic and diluted share.  Total net gain for 2012 was approximately $568,000, or $0.07 gain per basic and $0.06 gain per diluted share.

Operations

For 2013, the Company had a net loss of $177,000, which was $745,000 less than the net income of $568,000 for 2012. The net gain in 2012 was due to the recognition of a non-cash gain on the Company’s equity holdings of ClearSign Combustion in conjunction with the in-kind dividend to the Company’s shareholders, offset by $30,000 of realized long-term losses on available-for-sale securities. Operating expenses for 2013 were $260,000, compared to $251,000 for 2012. For 2013 the Company recognized a reduction of liability of $33,000 associated with the Company’s Series G Convertible Preferred Stock, versus an increase of liability of $28,000 in 2012. The Company has no employees, so it relies on outside contractors to perform basic and necessary services. Net interest income decreased approximately $23,000 from 2012 to 2013.

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

At December 31, 2013 and December 31, 2012, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a liquidity measure designed to predict the Company’s ability to pay bills, was 27.98 and 22.31, respectively.  The increase in the “quick ratio” ratio at December 31, 2013 from December 31, 2012 was due to a decrease in current liabilities, which consisted primarily of the conversion feature liability associated with the Series G Convertible Preferred Stock.  The Company’s “current ratio” (current assets divided by current liabilities) was 28.21 and 22.44 at December 31, 2013 and December 31, 2012, respectively.

The Company had total current assets, consisting mostly of cash and investments of $2,658,312 and current liabilities of $94,237 at December 31, 2013. Operating expenses were $260,903 and other income was $84,444, as of the same date. The Company believes that it has adequate financial resources to meet its current obligations for the next 12 months.

Cash used in operating activities for 2013 was approximately $144,000, which primarily consisted of an operating loss of approximately $177,000, offset by stock-based compensation of $56,000, realized loss on available-for-sale securities of $9,000, accounts payable and accrued liabilities of $15,000, and the conversion feature liability of $33,000 related to its Series G Convertible Preferred Stock. Cash used in operating activities for 2012 was approximately $142,000, which primarily consisted of an operating gain of approximately $568,000, offset by a gain in the Company’s equity holding of Clear Sign Combustion Corp of $812,000 stock-based compensation of $63,000, realized loss on available-for-sale securities of $30,000, and the conversion feature liability of $28,000 related to its Series G Convertible Preferred Stock.

Cash provided by investing activities for 2013 of approximately $129,000 was from the maturity or sale of available-for-sale securities of approximately $2,001,000, offset by the purchase of available-for-sale securities of approximately $1,872,000. Cash used in investing activities for 2012 of approximately $167,000 was from the maturity or sale of available-for-sale securities of approximately $3,300,000, offset by the purchase of available-for-sale securities of approximately $3,467,000.

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

As of December 31, 2013, the Company held approximately $100,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $40,000 at December 31, 2013.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2013.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $60,000 at December 31, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at December 31, 2013.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite these weaknesses in internal controls, there are no material misstatements in our annual financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/20/2014	Current Position with the Company	Period
Peter B. Mills	58	Director	Sep 2006 – Present
Michael J. Tomczak	59	Director	Sep 2006 – Present
Christopher A. Marlett	49	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	64	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	46	Chief Financial Officer	Jan 2010 – Present

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

Peter B. Mills was elected as a Director of the Company in September 2006.  Mr. Mills is CEO of Recondite Innovations, a startup company developing a new form of electronic cash in the San Francisco Bay Area. From May 2004 until December 2012, he has been Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California.  From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of the Company.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea.  Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. Mr. Mills was appointed as a director primarily because of his twenty years of experience in the high-technology products business.

Michael J. Tomczak was elected as a Director of the Company in September 2006.  Mr. Tomczak is currently, and has been since January 2007, a member and president of Tomczak Business Consultants, LLC and a partner with its predecessor firm, Tomczak & Co. CPA LLP, which primarily provides consulting and bookkeeping services to small businesses. He served as Vice President, Chief Financial Officer and Secretary for the Company from 1991 until 1997, and as Chief Financial Officer of the Company from July 2008 until December 2009.  From 2004 to 2005, Mr. Tomczak served as the President and Chief Operating Officer of Retail Technology International, Inc. (“RTI”), a developer of point-of-sale software. Mr. Tomczak served as the Chief Executive Officer and President of RTI from 2002 until its sale to Island Pacific, Inc., a developer of retail management software, in 2004. Mr. Tomczak served as RTI's Chief Financial Officer from January 2001 to December 2002.  Mr. Tomczak served as President and Chief Operating Officer of Island Pacific and was a member of Island Pacific's Board of Directors from 2004 until 2005 and served as Chairman of RTI's Board of Directors from 2002 to 2004. Prior to joining the Company in 1991, Mr. Tomczak served as Director of Ernst & Young's Sacramento office's Entrepreneurial Services Group.  Mr. Tomczak holds a Bachelor of Business Administration degree from Western Michigan University, and has been a Certified Public Accountant since 1981. Mr. Tomczak was appointed as a director because of his thirty years of financial/business management experience and expertise as a Certified Public Accountant.

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

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB from June 2003 through 2010 and a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its Medical Technology Group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2001 to 2007.  Mr. Levande received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 13 years of merchant and investment banking experience.

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

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner including during the fiscal year ended December 31, 2013.

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

The following table sets forth, for the fiscal years ended December 31, 2013 and 2012, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2013 (collectively, the “Named Executive Officers”).  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Stock Awards (1)	All Other Compensation (2)	Total Compensation

Christopher A. Marlett	2013	$25,000	-	$25,000
Chief Executive Officer	2012	$25,000	-	$25,000

Gary A. Schuman	2013	-	$36,000	$36,000
Chief Financial Officer	2012	-	$36,000	$36,000

(1)	The amounts in this column represent the aggregate grant date fair value of the shares issued to Mr. Marlett for his services as a director of the Company, calculated in accordance with Accounting Standards Codification ("ASC") 718, under the assumptions included in Note 7 to the Company’s audited financial statements included in this Report. Mr. Marlett has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares determined by dividing the compensation earned each quarter by the closing price of the Company’s common stock as of the date of issuance.

(2)	The Company compensates MDB for Mr. Schuman’s services in the amount of $3,000 in cash per month, and the amounts in this column represent such compensation paid to MDB.

Employment Agreements

There are no current employment agreements between the Company and any person.

Outstanding Equity Awards at 2013 Fiscal Year-End

There are no current outstanding options to purchase shares of the Company’s common stock as of December 31, 2013.

Director Compensation

For 2013, the Company paid its non-employee directors $6,250 per quarter, which the directors were entitled to elect to take in cash, stock, or in a combination of cash and stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Total

Peter B. Mills	$21,875	$3,125	$25,000

Robert M. Levande	$-	$25,000	$25,000

Michael J. Tomczak	$25,000	$-	$25,000

(1)	Mr. Marlett is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)	Mr. Levande has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company. Through March 31, 2013, Mr. Mills had elected to receive one half of his $6,250 quarterly fee in the form of cash and one half in shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date. The amounts in this column represent the aggregate grant date fair value of the shares issued in 2013, calculated in accordance with ASC 718, under the assumptions included in Note 7 to the Company’s audited financial statements included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 20, 2014 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett (3)	2,426,678	(4)	27.80%
Robert M. Levande (3)	588,147		6.74%
Peter B. Mills (3)	110,457		1.27%
All Directors and executive officers as a group (3 persons)	3,125,282		35.81%

Martin Stephen Walker 1408 Olivia Street, Key West, FL 33040	728,544	(5)	8.35%

Toye Anne Drewry 3750 Galt Ocean Drive, Apt. 704, Fort Lauderdale, FL 33308	653,717		7.49%

Jay Gottlieb 27 Misty Brook Lane, New Fairfield, CT 06812	742,984		8.51%

17

__________________________________________________________________________________

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 20, 2013 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 8,728,543 shares of common stock outstanding as of March 20, 2014, plus the number of shares each person has the right to acquire within 60 days of March 20, 2014.

(3)	Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd., Suite 1020, Santa Monica, CA 90401.

(4)	Mr. Marlett holds 827,541 shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 571,596 shares in a joint account with Terri Marlett.

(5)	Mr. Walker holds 703,717 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

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

Certain Relationships and Related Transactions

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB, and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.  The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,526,542, including short-term federal securities of $90,365 and certificates of deposit, municipal bonds and corporate bonds totaling $2,436,177 at December 31, 2013, and (b) available-for-sale investments totaling $2,658,190 consisting of short-term federal securities of $19,788 and certificates of deposit, municipal bonds and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for the years ended December 31, 2012 and 2011.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

MDB acted as placement agent in connection with the ClearSign Offering discussed in Note 5 to the financial statements, and in consideration for its services was issued 109,091 shares of ClearSign’s common stock (in lieu of a cash fee of 10% of the gross proceeds of the ClearSign Offering) and a 5-year warrant to purchase 109,091 shares of ClearSign’s common stock at an exercise price of $2.75 per share. In addition, at the close of the offering, MDB received 363,636 shares of ClearSign in consideration of other consulting services provided by MDB unrelated to its role as a placement agent. ClearSign completed its initial public offering of common stock on April 25, 2012. MDB was the sole underwriter for the initial public offering and received compensation of $1,207,500 and a warrant to purchase 345,000 shares of ClearSign’s common stock in connection with the public offering.

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

Category	2013	2012
Audit Fees(1)	$43,000	$50,537
Audit Related Fees(2)	None	None
Tax fees (3)	5,384	4,409
All Other Fees	None	none
	$48,384	$54,946

(1)	Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K for fiscal years 2013 and 2012, and the review of the Company’s quarterly financial statements included in the Company’s Form 10-Q for periods during 2013 and 2012, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Includes audit services provided in connection with accounting consultations and internal control reviews.

(3)	Consists of professional services rendered for tax compliance.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
3.2	By-laws of the Registrant, as amended. (1)
3.3	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	1998 Stock Option Plan. (4)
10.1	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
14.1	Code of Ethics (5)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett*
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman*
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman*
101	The following material from Integrated Surgical Systems, Inc.’s Form 10-K Report for the year ended December 31, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.**

*	Filed Herewith

**	Furnished, not filed.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.

By:	/s/ Christopher A. Marlett
Christopher A. Marlett
(Principal Executive Officer)

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: March 31, 2014

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: March 31, 2014

/s/ MICHAEL J. TOMCZAK	Director
Michael J. Tomczak
Date: March 31, 2014

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: March 31, 2014

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: March 31, 2014

Integrated Surgical Systems, Inc.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm, for the Years Ended December 31, 2013 and 2012	F – 2

Balance Sheets at December 31, 2013 and 2012	F – 3

Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012	F – 4

Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012	F – 5

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F – 6

Notes to Financial Statements	F – 7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheets of Integrated Surgical Systems, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Surgical Systems, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Gumbiner Savett Inc.

GUMBINER SAVETT INC.

Santa Monica, California

March 26, 2014

Integrated Surgical Systems, Inc.

Balance Sheets

	As at December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$99,716	$113,991
Investments in available-for-sale securities	2,526,542	2,658,190
Other current assets	32,054	36,331
Total current assets	2,658,312	2,808,512

Total Assets	$2,658,312	$2,808,512

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,001	$-
Accrued stock compensation	-	15,625
Income taxes payable	-	682
Conversion feature liability	76,236	108,839
Total current liabilities	94,237	125,146

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,650,417 and 8,318,073 shares issued and outstanding at December 31, 2013 and 2012, respectively	86,504	83,180
Common stock to be issued	12,500	-
Additional paid-in capital	64,405,084	64,352,158
Accumulated deficit	(62,094,561)	(61,917,302)
Accumulated other comprehensive loss	(13,948)	(3,166)
Total stockholders’ equity	2,395,579	2,514,870
Total liabilities and stockholders’ equity	$2,658,312	$2,808,512

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012

Operating Expenses

General and administrative expenses	$260,903	$250,707

Loss from operations	(260,903)	(250,707)

Other income (expense)
Interest and dividend income, net	43,334	66,958
Change in fair value of conversion feature	32,603	(27,738)
Gain on distribution of investment in ClearSign	-	811,713
Realized gain (loss) on available-for-sale securities	8,507	(30,378)
Total other income (expense)	84,444	820,555

Income (loss) before income taxes	(176,459)	569,848

Income taxes	800	1,482

Net income (loss)	$(177,259)	$568,366

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(10,782)	21,860

Comprehensive income (loss)	$(188,041)	$590,226

Basic net income (loss) per common share	$(0.02)	$0.07

Diluted net income (loss) per common share	$(0.02)	$0.06

Weighted average number of shares outstanding
Basic	8,650,417	8,189,690
Diluted	8,650,417	9,428,631

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

						Accumulated
			Common Stock		Additional	Other		Comprehensive	Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Loss)	Equity

Balance at December 31, 2011	8,028,779	$80,287	-	-	$64,292,551	$(25,026)	$(60,681,860)	-	$3,665,952
	-	-
Stock-based compensation	289,294	2,893	-	-	59,607	-	-	-	62,500
Dividends	-	-	-	-	-	-	(1,803,808)	-	(1,803,808)
Comprehensive gain
Net income	-	-	-	-	-	-	568,366	568,366	-
Other comprehensive income (loss)
Net unrealized loss on investment in securities	-	-	-	-	-	21,860	-	21,860	-
Comprehensive gain	-	-	-	-	-	-	-	$590,226	590,226

Balance at December 31, 2012	8,318,073	$83,180	-	-	$64,352,158	$(3,166)	$(61,917,302)	-	$2,514,870
Stock-based compensation	332,344	3,324	-	-	52,926	-	-	-	56,250
Common stock to be issued	-	-	78,126	$12,500	-	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(177,259)	(177,259)	-
Other comprehensive income (loss)
Net unrealized gain on investment in securities	-	-	-	-	-	(10,782)	-	(10,782)	-
Comprehensive loss	-	-	-		-	-	-	$(188,041)	(188,041)

Balance at December 31, 2013	8,650,417	$86,504	78,126	$12,500	$64,405,084	$(13,948)	$(62,094,561)		$2,395,579

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(177,259)	$568,366
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of conversion feature	(32,603)	27,738
Stock based compensation	56,250	62,500
Realized losses on available-for-sale securities	(8,507)	30,378
Gain on distribution of investment in ClearSign	-	(811,713)
Changes in operating assets and liabilities:
Other current assets	4,278	(14,461)
Accounts payable and accrued liabilities	14,875	(5,452)
Income taxes payable	(682)	682
Net cash used in operating activities	(143,648)	(141,962)

Cash flows from investing activities:
Purchases of available for sale securities	(1,872,492)	(3,467,277)
Proceeds received from sales of available-for-sale securities	271,008	319,496
Proceeds received from maturities of available-for-sale securities	1,730,857	2,980,750
Net cash provided by (used in) investing activities	129,373	(167,031)

Net increase (decrease) in cash and cash equivalents	(14,275)	(308,993)

Cash and cash equivalents at beginning of year	113,991	422,984

Cash and cash equivalents at end of year	$99,716	$113,991

Supplemental cash flow disclosure:
Income taxes paid	$800	$800
Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$(10,782)	$21,860
Dividend of ClearSign common stock	$-	$1,803,808

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $40,000 at December 31, 2013. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $60,000 at December 31, 2013. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at December 31, 2013.

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

Common stock equivalents for convertible preferred stock of 1,238,941 shares were excluded from the calculation of loss per share for the year ended December 31, 2013 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the this period.

A warrant for 30,000 shares was excluded from the calculation of income per share for 2013, and a warrant for 30,000 shares, and stock options of 100,000 were excluded from the calculation of income per share for 2012, respectively, because their effect was anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$90,549	$93	$(277)	$90,365
Municipal securities	735,826	2,175	(6)	737,995
Certificates of deposit	1,539,377	12,281	(19,398)	1,532,260
Corporate debt securities	174,738	275	(9,091)	165,922
	$2,540,490	$14,824	$(28,772)	$2,526,542

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$19,592	$196	$-	$19,788
Municipal securities	1,154,841	2,882	(2,090)	1,155,633
Certificates of deposit	1,193,494	8,734	(16,904)	1,185,324
Corporate debt securities	285,524	4,164	(9,633)	280,055
Equity securities – ClearSign common stock	7,905	9,485	-	17,390
	$2,661,356	$25,461	$(28,627)	$2,658,190

The Company’s investment portfolio had a net realized gain of $8,507and a realized loss of $30,378 for the years ended December 31, 2013 and 2012, respectively.  The Company’s investment portfolio has thirty-seven positions with an unrealized loss as of December 31, 2013.

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of December 31, 2013, are as follows:

	Cost	Fair Value
Due within one year	$805,714	$797,042
Due after one year through three years	852,260	859,383
Due after three years	882,516	870,117
	$2,540,490	$2,526,542

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

ClearSign filed a registration statement on Form S-1 (as amended) for the initial public offering of its common stock that was declared effective April 24, 2012. On April 25, 2012, ClearSign completed an initial public offering selling 3,000,000 shares of its common stock at $4.00 per share, and trading under the symbol CLIR on NASDAQ.  The shares of common stock of ClearSign previously acquired in a private placement by the Company were registered for resale or distribution as part of the offering

On April 24, 2012, the Company’s board of directors declared a dividend to the stockholders of the Company, of an aggregate of 450,000 shares of common stock of ClearSign. The dividend was at the rate of 0.05513475 shares of ClearSign for each share of common stock of the Company, which equated to one share of common stock of ClearSign for approximately 18.137 shares of the Company’s common stock. The record date of the dividend was May 9, 2012, and the payment date of the dividend was May 23, 2012. A total of 450,952 shares of ClearSign were distributed, including 952 rounding shares. During the nine months ended September 30, 2012, the Company recorded a gain of $811,713 equal to the increase in the fair value of the ClearSign investment which had been distributed, or $1,803,808, as measured on April 25, 2012 less the cost basis of the investment.

The Company retained 3,593 shares of ClearSign common stock, which were then sold on April 29, 2013. A realized gain of $24,475 was recorded during the twelve months ended December 31, 2013.

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

As of December 31, 2013 and 2012, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the years ended December 31, 2013 and 2012, no shares of Series G were converted into shares of common stock.  At December 31, 2013 and 2012, the outstanding Series G shares were convertible into a minimum of 1,238,941 and 991,153 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $76,236 as of December 31, 2013, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2012, the fair value of the derivative was determined to be $108,839.

7.  Stock-based compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expired on August 15, 2013.  As of December 31, 2012, 100,000 options remained outstanding under this grant, and as of December 31, 2013, no options remain outstanding under this grant.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.   The outstanding stock options under the 1998 Plan have been fully vested and related expenses were fully amortized for the year ended December 31, 2012.

For the year ended December 31, 2013, option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term
Outstanding at beginning of year	100,000	$0.38	0.62
Granted	-	$-
Expired and forfeited	(100,000)	$0.38
Exercised	-	$-
Outstanding at end of year	-	$-

Exercisable at December 31, 2013	-	$-

Tthe Company has previously issued 30,000 warrants in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock and one director in cash for services rendered in 2013 and 2012. Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The Company agreed to compensate the fourth director in a combination of cash and common stock for services rendered in the first quarter 2013 and 2012.  Beginning in the second quarter of 2013 and continuing through 2013, the Company agreed to compensate this director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation as common of $12,500 for the quarter ending December 31, 2013 for two directors, which is recorded as common stock to be issued.

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

On January 9, 2014, the Company issued 39,063 shares of common stock to each of two directors as compensation for the three months ended December 31, 2013. These shares, totaling 78,126, were valued at a per share price of $0.16, or a total of $12,500.

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

Federal and state income tax returns of the Company for the years ended December 31, 2012, 2011 and 2010 are subject to review by the taxing authorities.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the year ended December 31, 2013.  The tax expense for the years ended December 31, 2013 and 2012 is $800 and $1,482, respectively.

Income tax provision consisted of the following for 2013:

	Federal	California	2013

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

Income tax provision consisted of the following for 2012:

	Federal	California	2012

Current provision	$-	$1,482	$1,482

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$1,482	$1,482

As of December 31, 2013, and December 31, 2012 the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	2013	2012
Current
Current state taxes	$-	$-
Accrued and other related costs	36,000	50,000
Total current	36,000	50,000

Non-current
Net operating loss carryforward	13,950,000	13,899,000
Research and development credit	1,821,000	1,821,000
Total non-current	15,771,000	15,720,000

Total deferred tax asset	15,807,000	15,770,000

Less valuation allowance	(15,807,000)	(15,770,000)

Net deferred tax asset	$-	$-

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

At December 31, 2013, the Company had net operating loss carryforwards of approximately $41,295,000 and $4,461,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future years through their expiration in 2014 to 2033 subject to limitations of Sec 382 of the Internal Revenue Code for federal income, and 2016 to 2022 for California tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards.

In addition, the Company has research and development credits aggregating approximately $854,000 for federal income tax purposes and approximately $966,000 for California tax purposes at December 31, 2013, which are net of potentially ineligible Research and Development credits.  Such credits may be used to reduce federal income taxes payable if any, in future years through their expiration in 2024; such credits have no expiration in California.

For 2013 and 2012, the provision for income taxes on the statements of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2013	2012

Federal expense expected at statutory rate	$(59,996)	$193,746
State income taxes, net of Federal benefit	(10,295)	33,247
Other	528	504
Change in valuation allowance	70,563	(226,015)

Effective Income Tax	$800	$1,482

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the years ended December 31, 2013 and 2012.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,526,542, that include short-term federal securities of $90,365, and certificates of deposit, municipal securities and corporate bonds totaling $2,436,177 at December 31, 2013, and (b) available-for-sale investments totaling $2,640,800, that include short-term federal securities of $19,788, certificates of deposit, municipal securities and corporate bonds totaling $2,621,012, and equity securities of $17,390 at December 31, 2012.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for both 2013 and 2012.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

10.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

11.  Subsequent Event

On January 9, 2014, the Company issued 39,063 shares of common stock to each of two directors as compensation for the three months ended December 31, 2013. These shares, totaling 78,126, were valued at a per share price of $0.16, or a total of $12,500.

