Form 10-Q
period 2014-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2014-05-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of May 12, 2014, the Registrant had 8,802,073 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

For the three months ended March 31, 2014

Integrated Surgical Systems, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$92,284	$99,716
Investments in available-for-sale securities	2,511,790	2,526,542
Other current assets	22,601	32,054
Total current assets	2,626,675	2,658,312

Total Assets	$2,626,675	$2,658,312

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$36,202	$18,001
Conversion feature liability	66,000	76,236
Total current liabilities	102,202	94,237

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,728,543 and 8,650,417 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	87,285	86,504
Common stock to be issued	12,500	12,500
Additional paid-in capital	64,416,803	64,405,084
Accumulated deficit	(62,156,478)	(62,094,561)
Accumulated other comprehensive loss	(4,133)	(13,948)
Total stockholders’ equity	2,355,977	2,395,579
Total liabilities and stockholders’ equity	$2,626,675	$2,658,312

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Condensed Statements of Operations and Comprehensive Income (loss)

(Unaudited)

	Three Months ended March 31,
	2014	2013

Operating Expenses

General and administrative expenses	$73,909	$89,231

Loss from operations	(73,909)	(89,231)

Other income (expense)
Interest and dividend income, net	10,659	11,808
Change in fair value of conversion feature	10,236	(936)
Realized loss on available-for-sale securities	(8,103)	(10,986)
Total other income (expense)	12,792	(114)

Loss before income taxes	(61,117)	(89,345)

Income taxes	800	800

Net loss	$(61,917)	$(90,145)

Other comprehensive income
Unrealized gains on available-for-sale securities	9,815	16,243

Comprehensive loss	$(52,102)	$(73,902)

Basic net loss per common share	$(0.01)	$(0.01)

Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	8,720,730	8,385,782
Diluted	8,720,730	8,385,782

See accompanying notes to financial statements .

Integrated Surgical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(61,917)	$(90,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(10,236)	936
Stock based compensation	12,500	15,625
Realized losses on available-for-sale securities	8,103	10,986
Changes in operating assets and liabilities:
Other current assets	9,452	12,005
Accounts payable and accrued liabilities	18,201	21,500
Income taxes payable	-	(682)
Net cash used in operating activities	(23,897)	(29,775)

Cash flows from investing activities:
Purchases of available for sale securities	(152,207)	(432,851)
Proceeds received from sales of available-for-sale securities	72,672	130,621
Proceeds received from maturities of available-for-sale securities	96,000	484,124
Net cash provided by investing activities	16,465	181,894

Net increase (decrease) in cash and cash equivalents	(7,432)	152,119

Cash and cash equivalents at beginning of period	99,716	113,991

Cash and cash equivalents at end of period	$92,824	$266,110

Supplemental cash flow disclosure:
Income taxes paid	$-	$800
Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$9,815	$(16,243)

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Common Stock		Additional	Other		Comprehensive	Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Loss)	Equity

Balance at December 31, 2013	8,650,417	$86,504	78,126	12,500	$64,405,084	$(13,948)	$(62,094,561)	-	$2,395,579
Stock-based compensation	78,126	781	(78,126)	(12,500)	11,719	-	-	-	-
Common stock to be issued	-	-	73,530	$12,500	-	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(61,917)	(61,917)	-
Other comprehensive income (loss)
Net unrealized gain on investment in securities	-	-	-	-	-	9,815	-	9,815	-
Comprehensive loss	-	-	-		-	-	-	$(52,102)	(52,102)

Balance at March 31, 2014	8,728,543	$87,285	73,530	$12,500	$64,416,803	$(4,133)	$(62,156,478)		$2,355,977

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Notes to Condensed Financial Statements (unaudited)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2014, the results of operations and cash flows for the three months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $34,000 at March 31, 2014. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $58,000 at March 31, 2014. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at March 31, 2014.

Stock-Based Compensation

Compensation costs for stock, warrants or options issued to employees and non-employees are based on the fair value method and accounted for in accordance with FASB ASC 718, “ Compensation – Stock Compensation .”  The value of warrants are calculated using a Black-Scholes Model, using the market price of the Company’s common stock on the date of issuance for the employee options and the date of commitment for non-employee options, an expected dividend yield of zero, the expected life of the warrants or options and the expected volatility of the Company’s common stock.

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

In accordance with FASB ASC 820, the Company measures its cash equivalents, investments in available-for-sale securities and derivative liability at fair value. The Company’s cash equivalents and investments in available-for-sale securities are classified within Level 1 by using quoted market prices. The Company’s derivative liability is classified within Level 3.

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes” (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amended guidance will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective for the reporting period beginning January 1, 2014. The adoption of this guidance is not estimated to have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 1,166,062 shares were excluded from the calculation of loss per share for the three months ended March 31, 2014 because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the this period.

A warrant for 30,000 shares was excluded from the calculation of income per share for the three months ended March 31, 2014 and 2013, respectively, because their effect was anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of March 31, 2014 (unaudited):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$90,322	$103	$(258)	$90,167
Municipal securities	660,444	2,107	-	662,551
Certificates of deposit	1,692,480	16,155	(19,456)	1,689,179
Corporate debt securities	72,677	379	(3,163)	69,893
	$2,515,923	$18,744	$(22,877)	$2,511,790

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$90,549	$93	$(277)	$90,365
Municipal securities	735,826	2,175	(6)	737,995
Certificates of deposit	1,539,377	12,281	(19,398)	1,532,260
Corporate debt securities	174,738	275	(9,091)	165,922
	$2,540,490	$14,824	$(28,772)	$2,526,542

The Company’s investment portfolio had a net realized losses of $8,103 and $10,986 for the three months ended March 31, 2014 and 2013, respectively.

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of March 31, 2014 (unaudited), are as follows:

	Cost	Fair Value
Due within one year	$1,058,930	$1,051,561
Due after one year through three years	748,657	757,623
Due after three years	708,336	702,606
	$2,515,923	$2,511,790

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

As of March 31, 2014 and 2013, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended March 31, 2014 and the year ended December 31, 2013, no shares of Series G were converted into shares of common stock.  At March 31, 2014 and December 31, 2013, the outstanding Series G shares were convertible into a minimum of 1,166,062 and 1,238,941 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $66,000 as of March 31, 2014, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2013, the fair value of the derivative was determined to be $76,236.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

Expected life of the redemption in years	1.0
Risk free interest rate	0.12%
Expected annual volatility	69.36%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2014	$76,236
Decrease of fair value	(10,236)

Ending balance as of March 30, 2014	$66,000

7.  Stock-based compensation

On August 15, 2008, the Company granted 25,000 non-qualified stock options to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expired on August 15, 2013.  As of March 31, 2014 and December 31, 2013, no options remain outstanding under this grant.

The Company has previously issued 30,000 warrants in lieu of consulting fees, which expire in July 2014 and have an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock and one director in cash for services rendered in 2014 and 2013. Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The Company agreed to compensate the fourth director in a combination of cash and common stock for services rendered in the first quarter 2013.  Beginning in the second quarter of 2013 and continuing through 2014, the Company agreed to compensate this director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation as common of $12,500 for the quarter ending March 31, 2014 for two directors, which is recorded as common stock to be issued.

On January 9, 2014, the Company issued 39,063 shares of common stock to each of two directors as compensation for the three months ended December 31, 2013. These shares, totaling 78,126, were valued at a per share price of $0.16, or a total of $12,500.

On April 25, 2014, the Company issued 36,765 shares of common stock to each of two directors as compensation for the three months ended March 31, 2014. These shares, totaling 73,530, were valued at a per share price of $0.17, or a total of $12,500.

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

The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, and December 31, 2013 the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,511,790, that include short-term federal securities of $90,167, and certificates of deposit, municipal securities and corporate bonds totaling $2,421,623 at March 31, 2014, and (b) available-for-sale investments totaling $2,526,542, that include short-term federal securities of $90,365, certificates of deposit, municipal securities and corporate bonds totaling $2,436,177 at December 31, 2013.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for the three months ending both 2014 and 2013.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

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

As of March 31, 2014, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Three months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013, the Company had a net loss of $61,917 and $90,145, respectively. The decrease in net loss was due primarily to the decrease in operating expenses, change in fair value of the conversion feature liability, and lower realized losses on sales or maturities of available-for-sale securities in the current period. General and administrative expenses were $73,909 and $89,231 for the three months ended March 31, 2014 and 2013, respectively. Legal fees decreased by approximately $15,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to attorney services required for an SEC inquiry in the prior period. Business insurance expense increased from approximately $6,300 in the three months ended March 31, 2013 to $7,500 in the three months ended March 31, 2014 due to an increase in premium for the Company’s liability policy. The Company had a realized loss in available-for-sale securities for the three months ended March 31, 2014 and 2013 of approximately $8,100 and $11,000, respectively. Change in fair value of conversion feature was a decrease of approximately $10,200 for the three months ended March 31, 2014, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $1,000 for the same period in 2013.

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

Cash used in operating activities for the three months ending March 31, 2014 was approximately $24,000, which primarily consisted of operating loss of approximately $62,000, an increase in accounts payable of $18,200, and an increase in other current assets of approximately $9,500, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $12,500 and offset by a change in the conversion feature liability of $10,200 related to the Company’s Series G Convertible Preferred Stock and realized loss of approximately $8,100 on available for sale securities.

Cash provided by investing activities for the three months ending March 31, 2014 of approximately $16,500 was from the maturity or sale of available-for-sale securities of approximately $169,000, offset by the purchase of available-for-sale securities of approximately $152,000.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2013.  Interim results are not necessarily indicative of the results for a full year.

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

As of March 31, 2014, the Company held approximately $92,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $34,000 at March 31, 2014.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2013.   The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $58,000 at March 31, 2014. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had no uninsured cash and cash equivalents at March 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2014

