Form 10-Q
period 2014-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2014-11-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of November 7, 2014, the Registrant had 8,958,325 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

For the three and nine months ended September 30, 2014

Integrated Surgical Systems, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$585,056	$99,716
Investments in available-for-sale securities	1,902,948	2,526,542
Other current assets	35,407	32,054
Total current assets	2,523,411	2,658,312

Total Assets	$2,523,411	$2,658,312

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$10,270	$18,001
Conversion feature liability	66,285	76,236
Total current liabilities	76,555	94,237

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,880,199 and 8,650,417 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	88,802	86,504
Common stock to be issued	12,500	12,500
Additional paid-in capital	64,455,704	64,405,084
Accumulated deficit	(62,284,251)	(62,094,561)
Accumulated other comprehensive income (loss)	5,605	(13,948)
Total stockholders’ equity	2,278,360	2,395,579
Total liabilities and stockholders’ equity	$2,523,411	$2,658,312

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Nine Months ended September 30,
	2014	2013

Operating Expenses

General and administrative expenses	$204,495	$202,220

Loss from operations	(204,495)	(202,220)

Other income (expense)
Interest and dividend income, net	17,542	45,451
Change in fair value of conversion feature	9,951	36,955
Realized loss on available-for-sale securities	(11,888)	(3,419)
Total other income	15,605	78,987

Loss before income taxes	(188,890)	(123,233)

Income taxes	800	800

Net loss	$(189,690)	$(124,033)

Other comprehensive income (loss)

Unrealized gain (loss) on available-for-sale securities before reclassification, net of tax	7,665	(7,799)

Reclassification adjustment for losses, net of tax	11,888	3,136

Net unrealized gains (losses) on available-for-sale securities, net of tax	19,553	(4,663)

Comprehensive loss	$(170,137)	$(128,696)

Basic net loss per common share	$(0.02)	$(0.01)

Diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic	8,790,845	8,469,173
Diluted	8,790,845	8,469,173

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended September 30,
	2014	2013

Operating Expenses

General and administrative expenses	$61,559	$54,825

Loss from operations	(61,559)	(54,825)

Other income (expense)
Interest and dividend income, net	6,161	12,218
Change in fair value of conversion feature	(1,564)	(245)
Realized loss on available-for-sale securities	-	(14,511)
Total other income (expense)	4,597	(2,538)

Net loss	$(56,962)	$(57,363)

Other comprehensive income (loss)

Unrealized gain (loss) on available-for-sale securities before reclassification, net of tax	(3,277)	6,835

Reclassification adjustment for losses, net of tax	-	14,228

Net unrealized gains (losses) on available-for-sale securities, net of tax	(3,277)	21,063

Comprehensive loss	$(60,239)	$(36,300)

Basic net loss per common share	$(0.01)	$(0.00)

Diluted net loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic	8,868,310	8,548,393
Diluted	8,868,310	8,548,393

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(189,690)	$(124,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(9,951)	(36,955)
Stock based compensation	52,918	40,625
Realized losses on available-for-sale securities	11,888	3,419
Changes in operating assets and liabilities:
Other current assets	(3,354)	(4,792)
Accounts payable and accrued liabilities	(7,730)	11,000
Income taxes payable	-	(682)
Net cash used in operating activities	(145,919)	(111,418)

Cash flows from investing activities:
Purchases of available for sale securities	(194,634)	(1,478,303)
Proceeds received from sales of available-for-sale securities	102,893	240,633
Proceeds received from maturities of available-for-sale securities	723,000	1,306,510
Net cash provided by investing activities	631,259	68,840

Net increase (decrease) in cash and cash equivalents	485,340	(42,578)

Cash and cash equivalents at beginning of period	99,716	113,991

Cash and cash equivalents at end of period	$585,056	$71,413

Supplemental cash flow disclosure:
Income taxes paid	$-	$2,800
Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$19,553	$(4,663)

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2013	8,650,417	$86,504	78,126	$12,500	$64,405,084	$(13,948)	$(62,094,561)	$2,395,579
Stock-based compensation	229,782	2,298	(78,126)	(12,500)	35,202	-	-	25,000
Stock options granted	-	-	-	-	15,418	-	-	15,418
Common stock to be issued	-	-	69,446	12,500	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(189,690)	(189,690)
Net unrealized gain on investment in securities	-	-	-		-	19,553	-	19,553

Balance at September 30, 2014	8,880,199	$88,802	69,446	$12,500	$64,455,704	$5,605	$(62,284,251)	$2,278,360

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to completing a business combination or strategic alliance, if suitable candidates are identified.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2014, the results of operations and cash flows for the nine months then ended have been included. These financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for a full year.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company had a checking account at one institution with a balance of approximately $18,000 at September 30, 2014. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $567,000 at September 30, 2014. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had approximately $67,000 of uninsured cash and cash equivalents at September 30, 2014. Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern” (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance will become effective for the reporting period beginning January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Common stock equivalents for convertible preferred stock of 1,101,281 shares were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2014, because they were anti-dilutive.

Common stock equivalents for convertible preferred stock of 1,158,845 and 1,217,457shares were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2013, because they were anti-dilutive.

Stock options of 200,000 were excluded from the calculation of income per share for the nine months and three months ended September 30, 2014, and a warrant for 30,000 shares was excluded from the calculation of loss per share for the nine months and three months ended September 30, 2013, respectively, because they were anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of September 30, 2014 (unaudited):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$89,866	$73	$(138)	$89,801
Municipal securities	439,599	907	(1,027)	439,479
Certificates of deposit	1,329,712	18,925	(13,424)	1,335,213
Corporate debt securities	38,166	289	-	38,455
	$1,897,343	$20,194	$(14,589)	$1,902,948

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$90,549	$93	$(277)	$90,365
Municipal securities	735,826	2,175	(6)	737,995
Certificates of deposit	1,539,377	12,281	(19,398)	1,532,260
Corporate debt securities	174,738	275	(9,091)	165,922
	$2,540,490	$14,824	$(28,772)	$2,526,542

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of September 30, 2014 (unaudited), are as follows:

	Cost	Fair Value
Due within one year	$1,000,685	$1,000,429
Due after one year through three years	579,476	584,362
Due after three years	317,182	318,157
	$1,897,343	$1,902,948

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

As of September 30, 2014 and 2013, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended September 30, 2014 and the year ended December 31, 2013, no shares of Series G were converted into shares of common stock.  At September 30, 2014 and December 31, 2013, the outstanding Series G shares were convertible into a minimum of 1,101,281 and 1,238,941 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $66,285 as of September 30, 2014, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2013, the fair value of the derivative was determined to be $76,236.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

Expected life of the redemption in years	1.0
Risk free interest rate	0.13%
Expected annual volatility	69.78%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2014	$76,236
Decrease of fair value	(9,951)

Ending balance as of September 30, 2014	$66,285

6.  Stock-based compensation

On August 15, 2008, the Company granted 100,000 non-qualified stock options, 25,000 to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expired on August 15, 2013.  As of September 30, 2014 and December 31, 2013, no options remain outstanding under this grant.

On May 16, 2014, the Company granted 100,000 non-qualified stock options, 25,000 to each of its four directors, and 100,000 non-qualified stock options to its Chief Financial Officer.  These options became fully vested and exercisable on the date of the grant. These options expire on May 15, 2019 and have an exercise price of $0.17 per share.  As of September 30, 2014, 200,000 options remain outstanding under this grant.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The outstanding stock options granted during the nine months ended September 30, 2014 are fully vested and the related expense amounting to approximately $15,000, was fully amortized during this period.

For the nine months and three months ended September 30, 2014, option activity was as follows:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term
Outstanding at beginning of period	-	$-	-
Granted	200,000	0.17	4.63
Expired and forfeited	-	-
Exercised	-	-
Outstanding at end of period	200,000	$0.17	4.63

Exercisable at September 30, 2014	200,000	$0.17	4.63

As of September 30, 2014, a summary of options outstanding under the Company’s 2014 options grant was as follows:

Range of Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17	4.63	200,000	$0.17	200,000	$0.17

The intrinsic value of the outstanding options at September 30, 2014 was insignificant.

The Company has previously issued 30,000 warrants in lieu of consulting fees, which expired in July 2014 and had an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock and one director in cash for services rendered in 2014 and 2013. Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The Company agreed to compensate the fourth director in a combination of cash and common stock for services rendered in the first quarter 2013.  Beginning in the second quarter of 2013 and continuing through 2014, the Company agreed to compensate this director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $12,500 for the quarter ending September 30, 2014 for two directors, which is recorded as common stock to be issued.

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

On October 21, 2014, the Company issued 34,723 shares of common stock to each of two directors as compensation for the three months ended September 30, 2014. These shares, totaling 69,446, were valued at a per share price of $0.18, or a total of $12,500.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the nine months and three months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,902,948, that include short-term federal securities of $89,801, and certificates of deposit, municipal securities and corporate bonds totaling $1,813,147 at September 30, 2014, and (b) available-for-sale investments totaling $2,526,542, that include short-term federal securities of $90,365, certificates of deposit, municipal securities and corporate bonds totaling $2,436,177 at December 31, 2013.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $27,000 for the nine months and $9,000 for the three months ending September 30, 2014 and 2013.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

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

As of September 30, 2014, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Nine months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014 and 2013, the Company had a net loss of $189,690 and $124,033, respectively. The increase in net loss was due primarily to a decrease in interest income, a decrease in the change in fair value of the conversion feature liability, expense related to the issuing of stock options, and realized losses on sales or maturities of available-for-sale securities in the current period. General and administrative expenses were $204,495 and $202,220 for the nine months ended September 30, 2014 and 2013, respectively. Legal fees decreased by approximately $19,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to attorney services required for an SEC inquiry in the prior period. The Company had a realized loss in available-for-sale securities for the nine months ended September 30, 2014 and 2013 of approximately $11,900 and $3,400, respectively. Net interest income decreased by approximately $27,900 in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due primarily to a change the investment portfolio of available-for-sale securities and lower market yield in general in 2014. Expenses related to the issuance of stock options were $15,400 for the nine months ended September 30, 2014, and there was no such expense for the period ended September 30, 2013. Change in fair value of conversion feature was a decrease of approximately $10,000 for the nine months ended September 30, 2014, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was a decrease of approximately $37,000 for the same period in 2013.

Three months Ended September 30, 2014 and 2013

For the three months ended September 30, 2014 and 2013, the Company had a net loss of $56,962 and $57,363, respectively. The decrease in net loss was due primarily to a decrease in the change in fair value of the conversion feature liability, a decrease in net interest income, and offset by an increase in administrative expenses in the current period versus the prior period. General and administrative expenses were $61,559 and $54,825 for the three months ended September 30, 2014 and 2013, respectively. Legal fees increased by approximately $3,100 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due primarily to attorney services required for SEC form reporting. The Company had a realized loss in available-for-sale securities for the three months ended September 30, 2013 of approximately $14,500, and no realized gain or loss for the three months ended September 30, 2014. Net interest income decreased by approximately $6,000 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Change in fair value of conversion feature was a decrease of approximately $1,600 for the three months ended September 30, 2014, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was a decrease of approximately $200 for the same period in 2013.

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

Cash used in operating activities for the nine months ending September 30, 2014 was approximately $145,900, which primarily consisted of operating loss of approximately $190,000, an increase in other current assets of $3,400, a decrease in accounts payable of approximately 7,800, and adjustments for non-cash expenses consisting of stock-based compensation of $37,500, expenses associated with the issuing of stock options of approximately $15,400 and realized loss of approximately $11,900 on available for sale securities, and offset by a change in the conversion feature liability of approximately $10,000 related to the Company’s Series G Convertible Preferred Stock.

Cash provided by investing activities for the nine months ending September 30, 2014 of approximately $631,000 was from the maturity or sale of available-for-sale securities of approximately $826,000, offset by the purchase of available-for-sale securities of approximately $195,000.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014, the Company held approximately $585,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $18,000 at September 30, 2014.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2014.   The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities and corporate bonds, with a money market cash balance of approximately $567,000 at September 30, 2014. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000.  The Company had approximately $67,000 of uninsured cash and cash equivalents at September 30, 2014. Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2014

