Form 10-K
period 2014-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2015-03-31
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2014 was $896,522.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.16 per share on that date.

As of March 31, 2015, the Registrant had 9,032,979 shares of common stock outstanding.

Form 10-K

For the fiscal year ended December 31, 2014

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

The Company cautions investors that any forward-looking statements presented in this report, or that the Company may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, the Company.  Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict. Although the Company believes that its assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from its expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.  Certain risks are discussed in this Report and also from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

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

The management of the Company intends to identify a target business and effect a business combination with a target business. It is anticipated that any business combination will be by negotiation rather than hostile takeover. At this time, there is no schedule of when it might be able to initiate or consummate a specific business combination.

Management has substantial flexibility in identifying and selecting prospective target businesses to evaluate and finally deciding to pursue as an acquisition. In evaluating a prospective target business, management will consider, among other factors, the following:

(i)	the costs associated with effecting the business combination;

(ii)	the amount of the equity interest it will be able to acquire in the business and opportunity to obtain control;

(iii)	the growth potential of the target business;

(iv)	the experience and skill of the management of the target business and availability of additional personnel for the target business;

(v)	the current and anticipated capital requirements of the target business;

(vi)	the competitive position of the target business in its industry;

(vii)	the stage of business development of the target business;

(viii)	the degree of current or the potential market acceptance of the products or services of the target business;

(ix)	the existence of any proprietary features or intellectual property of the target business;

(x)	the overall financial condition of the target business; and

(xi)	the regulatory environment in which the target business operates.

In connection with its search for an acquisition opportunity, the Company may engage investment banking firms to help it identify and approach target businesses. The Company currently has an exclusive agreement with MDB Capital Group LLC (“MDB”), under which MDB will be entitled to cash and equity based compensation in connection with it finding an acquisition candidate. The cash amount and number of shares under the warrant would be based on the transaction value, if completed. MDB is provided expense reimbursement in connection with a transaction. MDB is a company controlled by Mr. Christopher Marlett, one of our directors and officers, and a company that employs Mr. Robert Levande, one of our directors and officers, and Mr. Gary Schuman, one of our officers. The term of this agreement is currently indefinite, but may be terminated upon thirty days advance notice by either party. Additionally, management will consider retaining one or more independent investment banking firms, each of which is a member in good standing of FINRA to assist the Company in appraising, structuring and negotiating a potential business combination. These firms may only be engaged if MDB provides its waiver of its exclusivity arrangement with the Company. In connection with its evaluation of a prospective target business, management will conduct a due diligence review which will encompass, among other things, meeting with incumbent management, inspecting the facilities, and reviewing the financial, legal and other information made available to the Company.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate any business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) will not be ascertainable with any degree of certainty until consummation of the business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately consummated will result in an expense to the Company.

The Company will use its current working capital and other capital resources to consummate a business combination. In addition, because the Company believes that the resources of the Company are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt or both, and will likely be based solely on the business operation and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or will be available for a business combination. There currently are no limitations on the Company's ability to privately obtain funds for a business combination. Nonetheless, the Company's limited resources and lack of operating history may make it difficult to obtain funds. Because of certain SEC interpretations and related rules, the Company does not believe it can publicly raise funds prior to a business combination with an operating company, unless the Company has in excess of $5,000,000 in assets.

The amount and nature of any funding will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that such arrangements if required will be obtainable or otherwise in the best interests of the Company. The inability of the Company to obtain the funds required to effect a business combination, or to provide funds for an additional infusion of capital into a target business, may have material adverse effects on the Company's business prospects, including the ability to effect a business combination.

As of December 31, 2014, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Item 1A. Risk Factors

Not Applicable. See cautionary statements in Item 1 (Business).

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company did not during 2014, and does not currently, own or lease any properties.

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

	Common Stock
	(ISSM)
2014	High	Low

First Quarter	$0.18	$0.16
Second Quarter	$0.25	$0.14
Third Quarter	$0.22	$0.16
Fourth Quarter	$0.20	$0.15

2013

First Quarter	$0.25	$0.17
Second Quarter	$0.20	$0.14
Third Quarter	$0.20	$0.12
Fourth Quarter	$0.18	$0.14

Holders

As of March 31, 2015, there were approximately 84 holders of record of the common stock. The Company believes that there are additional holders of the common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders.

Dividends

The Company has never paid cash dividends on its common stock, and its present policy is to retain any future earnings in the Company. See “Item 1, Business”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation not approved by security holders	200,000	(1)	$0.17	-0-

Total	200,000		$0.17	-0-

(1)	Consists of: 200,000 stock options granted to directors and officers, which are fully vested, expire in May 2019 and have an exercise price of $0.17 per share.

Recent sales of unregistered securities

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

On January 8, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2014. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

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

Penny Stock

On March 23, 2015, there were 9,032,979 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.16 a share, giving the Company a market capitalization of approximately $1.45 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above.  The Company’s current operations are limited to completing a business combination or strategic alliance, if a suitable candidate is identified.

Results of Operations for 2014 Compared to 2013

For 2014, total net loss was approximately $236,000, or $0.03 loss per basic and diluted share.  Total net loss for 2013 was approximately $177,000, or $0.02 loss per basic and diluted share.

Operations

For 2014, the Company had a net loss of $236,000, which was $59,000 more than the net loss of $177,000 for 2013. Operating expenses for 2014 were $254,000, compared to $261,000 for 2013. For 2014 the Company recognized a reduction of approximately $5,000 in the liability associated with the Company’s Series G Convertible Preferred Stock, versus a reduction of liability of $33,000 in 2013. The Company has no employees, so it relies on outside contractors to perform basic and necessary services. Some of these services, which are administrative in nature, are provided under an arrangement with MDB, which is paid an aggregate of $36,000 per annum, pursuant to an advisory agreement. Net interest income decreased approximately $17,000, from $43,000 in 2013 to $26,000 in 2014.

Liquidity

The Company believes that existing cash, cash equivalents, and short-term available-for-sale securities will provide sufficient working capital for the Company to meet its operating plan for the next twelve months.  The Board of Directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer assist the Company with its continuing obligations under the federal securities laws and assist with the Company’s plan to evaluate various merger, acquisition, or strategic alliance opportunities. None of these individuals receive additional compensation, other than that which is disclosed herein, for providing this assistance. The Company does not have an estimate as to when it will identify a qualified merger, acquisition, or strategic alliance candidate.  There is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company believes that if it identifies a suitable merger, acquisition or strategic alliance target, it will need additional capital to complete the transaction. The Company, at this time, cannot estimate the amount of financing it may need for a transaction. There is no assurance that it will be able to obtain any required funding for a transaction, or that if it is obtainable it will be on acceptable terms.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable merger, acquisition or strategic alliance transaction or until its liquidation.

At December 31, 2014 and December 31, 2013, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a liquidity measure designed to predict the Company’s ability to pay bills, was 27.88 and 27.87, respectively.  The Company’s “current ratio” (current assets divided by current liabilities) was 28.21 at both December 31, 2014 and December 31, 2013.

The Company had total current assets, consisting mostly of cash and investments of $2,504,261 and current liabilities of $88,786 at December 31, 2014. Operating expenses were $254,439 and other income was $19,484, as of the same date. The Company believes that it has adequate financial resources to meet its current obligations for the next 12 months.

Cash used in operating activities for 2014 was approximately $161,000, which primarily consisted of an operating loss of approximately $236,000, offset by stock-based compensation of $50,000, stock option expense of approximately $15,000, realized loss on available for sale securities of $12,000, and the conversion feature liability of approximately $5,000 related to its Series G Convertible Preferred Stock. Cash used in operating activities for 2013 was approximately $144,000, which primarily consisted of an operating loss of approximately $177,000, offset by stock-based compensation of $56,000, realized gain on available-for-sale securities of $9,000, accounts payable and accrued liabilities of $15,000, and the conversion feature liability of $33,000 related to its Series G Convertible Preferred Stock.

Cash provided by investing activities for 2014 of approximately $603,000 was from the maturity or sale of available-for-sale securities of approximately $1,314,000, offset by the purchase of available-for-sale securities of approximately $711,000. Cash provided by investing activities for 2013 of approximately $129,000 was from the maturity or sale of available-for-sale securities of approximately $2,001,000, offset by the purchase of available-for-sale securities of approximately $1,872,000.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

As of December 31, 2014, the Company held approximately $542,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $136,000 at December 31, 2014.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2014.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $406,000 at December 31, 2014. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 8. Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite these weaknesses in internal controls, there are no material misstatements in our annual financial statements.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. These weaknesses are due to our lack of additional accounting and operational staff. To remedy this material weakness, we ultimately, if and when we conclude a business combination, we will engage an internal accounting staff to assist with financial reporting. We have no estimate as to when we will conclude a business combination so as to be able to remedy this and any other material weaknesses we have in our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/31/2015	Current Position with the Company	Period
Peter B. Mills	59	Director	Sep 2006 – Present
Michael J. Tomczak	60	Director	Sep 2006 – Present
Christopher A. Marlett	50	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	66	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	47	Chief Financial Officer	Jan 2010 – Present

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

Peter B. Mills was elected as a Director of the Company in September 2006.  Mr. Mills is CEO of Cimbal, Inc., a startup company developing a mobile payments system in the San Francisco Bay Area. From May 2004 until December 2012, he has been Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California.  From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of the Company.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea.  Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. Mr. Mills was appointed as a director primarily because of his twenty years of experience in the high-technology products business.

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

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB from June 2003 through 2010 and a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its Medical Technology Group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2001 to 2007, and has been a Director of Electroblate, Inc. since 2014.  He received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 14 years of merchant and investment banking experience.

Gary A. Schuman was appointed as Chief Financial Officer of the Company in January 2010.  Mr. Schuman has been the Chief Financial Officer and Chief Compliance Officer of MDB since November 2009, and has been Chief Financial Officer of Electroblate, Inc. since 2014.  From September 2003 to November 2009, he was the Chief Financial Officer and Chief Compliance Officer of USBX Advisory Services, LLC, an investment banking firm focused on mergers and acquisitions, and Chief Financial Officer of its parent company, USBX, Inc.  From 1994 to 2003, Mr. Schuman served in several managerial capacities at Equibond, Inc., a securities broker-dealer based in Los Angeles.  Mr. Schuman earned a Bachelor of Arts degree in Economics from UCLA and an MBA from the Marshall School of Business at the University of Southern California.

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner including during the fiscal year ended December 31, 2014.

Board; Committees of the Board of Directors; Financial Expert; and Independence

The board of directors is currently composed of four persons.

The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2014 and 2013, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2014 (collectively, the “Named Executive Officers”).  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total Compensation

Christopher A. Marlett	2014	$25,000	$1,927	-	$26,927
Chief Executive Officer	2013	$25,000	$-	-	$25,000

Gary A. Schuman	2014	-	$7,709	$36,000	$43,709
Chief Financial Officer	2013	-	-	$36,000	$36,000

(1)	The amounts in this column represent the aggregate grant date fair value of the shares and stock options issued to Mr. Marlett for his services as a director of the Company, calculated in accordance with Accounting Standards Codification ("ASC") 718, under the assumptions included in Note 6 to the Company’s audited financial statements included in this Report. Mr. Marlett has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares determined by dividing the compensation earned each quarter by the closing price of the Company’s common stock as of the date of issuance.

(2)	The Company compensates MDB for Mr. Schuman’s services in the amount of $3,000 in cash per month, and the amounts in this column represent such compensation paid to MDB.

Employment Agreements

There are no current employment agreements between the Company and any person.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2014:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Christopher A. Marlett	25,000	$0.17	5/15/2019

Gary A. Schuman	100,000	$0.17	5/15/2019

Director Compensation

For 2014, the Company paid its non-employee directors $6,250 per quarter, which the directors were entitled to elect to take in cash, stock, or in a combination of cash and stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Option Awards (3)	Total

Peter B. Mills	$25,000	$-	$1,927	$26,927

Robert M. Levande	$-	$25,000	$1,927	$26,927

Michael J. Tomczak	$25,000	$-	$1,927	$26,927

(1)	Mr. Marlett is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)	Mr. Levande has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date.

(3)	The amounts in those columns represent the aggregate grant date fair value of the shares and stock options issued in 2014, calculated in accordance with ASC 718, under the assumptions included in Note 6 to the Company’s audited financial statements included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 31, 2015 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett (3)	2,603,896	(4)	28.75%
Robert M. Levande (3)	765,365		8.45%
Peter B. Mills (3)	135,457		1.50%
Gary Schuman (3)	100,000		1.09%
Michael Tomczak (3)	25,000		0.28%
All Directors and executive officers as a group (5 persons)	3,629,718		39.31%

Martin Stephen Walker 1408 Olivia Street, Key West, FL 33040	728,544	(5)	8.07%

Toye Anne Drewry 3750 Galt Ocean Drive, Apt. 704, Fort Lauderdale, FL 33308	599,967		6.64%

Jay Gottlieb 27 Misty Brook Lane, New Fairfield, CT 06812	879,349		9.73%

__________________________________________________________________________________

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 31, 2015 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 9,032,979 shares of common stock outstanding as of March 31, 2015, plus the number of shares each person has the right to acquire within 60 days of March 31, 2015.

(3)	Address is c/o Integrated Surgical Systems, Inc., 401 Wilshire Blvd., Suite 1020, Santa Monica, CA 90401.

(4)	Mr. Marlett holds 827,541 of these shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 723,814 of these shares in a joint account with Terri Marlett, his spouse and includes 25,000 stock options.

(5)	Mr. Walker holds 703,717 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

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

Director Independence

See “Item 10, Committees of the Board of Directors.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB, and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days advance written notice. MDB has been engaged to provide various investment banking related services, including identifying investors for the Company, locating one or more operating businesses which might be acquired by the Company, and performing investor relations for the Company after the acquisition of a target business. This appointment of MDB is exclusive for identification of investors and locating an acquisition candidate, unless waived by MDB, and subject to the overall termination of the agreement. For the MDB services, it will earn a cash fee of 2% of the gross transaction value for a funding and/or acquisition transaction and a warrant to acquire 5% of the number of shares of common stock outstanding of the Company on a fully diluted basis immediately after completion of the funding and/or acquisition transaction exercisable at a price based on the transaction value. The gross transaction value includes all the elements of consideration paid directly or indirectly in a transaction, including assumed debt and liabilities and contingent future payments, payments for non-competition and consulting contracts, and defeasance of any debt as part of the transaction. MDB will also earn a fee for transactions sourced through other parties or is a second transaction, where MDB provides certain services, equal to one half of the aforementioned percentages. MDB will be reimbursed for its reasonable, out of pocket expenses incurred in connection with the services provided. The Company will provide indemnification to MDB in respect of its retention of MDB and its performance of the obligations under the agreement. The Company acknowledges in the agreement that there may be a conflict of interest between the officers and directors of the Company that are also principals and employees of MDB and that MDB provides similar services to other companies. MDB has agreed to notify the Company of conflicts, but MDB is not prevented from providing similar services to these other parties as provided to the Company. There are no rights of priority granted to the Company in the sourcing of any acquisition or funding opportunities by MDB and no conflict of interest protocols in place to resolve a situation that may be or potentially present a conflict of interest between MDB and its affiliates on the one hand and the Company on the other hand.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,932,801, including short-term federal securities of $49,690 and certificates of deposit, municipal bonds and corporate bonds totaling $1,883,111 at December 31, 2014, and (b) available-for-sale investments totaling $2,526,542 consisting of short-term federal securities of $90,365 and certificates of deposit, municipal bonds and corporate bonds totaling $2,436,177 at December 31, 2013.  Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for the years ended December 31, 2014 and 2013.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

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

Category	2014	2013
Audit Fees(1)	$43,000	$43,000
Tax fees (2)	6,482	5,384
	$49,482	$48,384

(1)	Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K for fiscal years 2014 and 2013, and the review of the Company’s quarterly financial statements included in the Company’s Form 10-Q for periods during 2014 and 2013, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Consists of professional services rendered for tax compliance.

Part IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
3.2	By-laws of the Registrant, as amended. (1)
3.3	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	1998 Stock Option Plan. (4)
10.1	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
14.1	Code of Ethics (5)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett*
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman*
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett*
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman*
101	The following material from Integrated Surgical Systems, Inc.’s Form 10-K Report for the year ended December 31, 2014, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.*

*	Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.

By:	/s/ Christopher A. Marlett
Christopher A. Marlett
(Principal Executive Officer)

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: March 31, 2015

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: March 31, 2015

/s/ MICHAEL J. TOMCZAK	Director
Michael J. Tomczak
Date: March 31, 2015

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: March 31, 2015

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: March 31, 2015

Integrated Surgical Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheets of Integrated Surgical Systems, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gumbiner Savett Inc.

Santa Monica, California

March 31, 2015

Integrated Surgical Systems, Inc.

Balance Sheets

	As at December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$542,215	$99,716
Investments in available-for-sale securities	1,932,801	2,526,542
Other current assets	29,245	32,054
Total current assets	2,504,261	2,658,312

Total Assets	$2,504,261	$2,658,312

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$18,000	$18,001
Conversion feature liability	70,786	76,236
Total current liabilities	88,786	94,237

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 8,949,645 and 8,650,417 shares issued and outstanding at December 31, 2014 and 2013, respectively	89,496	86,504
Common stock to be issued	12,500	12,500
Additional paid-in capital	64,467,510	64,405,084
Accumulated deficit	(62,330,316)	(62,094,561)
Accumulated other comprehensive income (loss)	7,789	(13,948)
Total stockholders’ equity	2,246,979	2,395,579
Total liabilities and stockholders’ equity	$2,504,261	$2,658,312

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Comprehensive Loss

	Year Ended December 31,
	2014	2013

Operating Expenses

General and administrative expenses	$254,439	$260,903

Loss from operations	(254,439)	(260,903)

Other income (expense)
Interest and dividend income, net	26,415	43,334
Change in fair value of conversion feature	5,450	32,603
Realized gain (loss) on available-for-sale securities	(12,381)	8,507
Total other income	19,484	84,444

Loss before income taxes	(234,955)	(176,459)

Income taxes	800	800

Net loss	(235,755)	(177,259)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, before reclassification, net of tax	9,849	(13,250)
Reclassification adjustment for losses, net of tax	11,888	2,468

Other comprehensive income (loss)	21,737	(10,782)

Comprehensive loss	$(214,018)	$(188,041)

Basic net loss per common share	$(0.03)	$(0.02)

Diluted net loss per common share	$(0.03)	$(0.02)

Weighted average number of shares outstanding
Basic	8,826,876	8,650,417
Diluted	8,826,876	8,650,417

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2012	8,318,073	$83,180	-	-	$64,352,158	$(3,166)	$(61,917,302)	$2,514,870

Stock-based compensation	332,344	3,324	-	-	52,926	-	-	56,250
Common stock to be issued	-	-	78,126	12,500	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(177,259)	(177,259)
Other comprehensive loss
Net unrealized loss on investment in securities	-	-	-	-	-	(10,782)	-	(10,782)
Comprehensive loss	-	-	-	-	-	(10,782)	(177,259)	(188,041)

Balance at December 31, 2013	8,650,417	$86,504	78,126	12,500	$64,405,084	$(13,948)	$(62,094,561)	$2,395,579
Stock-based compensation	299,228	2,992	(78,126)	(12,500)	47,008	-	-	37,500
Stock options granted	-	-	-	-	15,418	-	-	15,418
Common stock to be issued	-	-	83,334	12,500	-	-	-	12,500
Comprehensive loss (income)
Net loss	-	-	-	-	-	-	(235,755)	(235,755)
Other comprehensive income
Net unrealized gain on investment in securities	-	-	-	-	-	21,737	-	21,737
Comprehensive loss (income)	-	-	-	-	-	21,737	(235,755)	(214,018)

Balance at December 31, 2014	8,949,645	$89,496	83,334	$12,500	$64,467,510	$7,789	$(62,330,316)	$2,246,979

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(235,755)	$(177,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(5,450)	(32,603)
Stock based compensation	50,000	56,250
Realized losses (gains) on available-for-sale securities	12,381	(8,507)
Stock option expense	15,418	-
Changes in operating assets and liabilities:
Other current assets	2,809	4,278
Accounts payable and accrued liabilities	-	14,875
Income taxes payable	-	(682)
Net cash used in operating activities	(160,597)	(143,648)

Cash flows from investing activities:
Purchases of available for sale securities	(710,797)	(1,872,492)
Proceeds received from sales of available-for-sale securities	102,893	271,008
Proceeds received from maturities of available-for-sale securities	1,211,000	1,730,857
Net cash provided by investing activities	603,096	129,373

Net increase (decrease) in cash and cash equivalents	442,499	(14,275)

Cash and cash equivalents at beginning of year	99,716	113,991

Cash and cash equivalents at end of year	$542,215	$99,716

Supplemental cash flow disclosure:
Income taxes paid	$800	$800
Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$21,737	$(10,782)

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Notes to Financial Statements

1. Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to completing a business combination or strategic alliance, if a suitable candidate is identified.

2. Significant Accounting Policies

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $136,000 at December 31, 2014. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $406,000 at December 31, 2014. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash).   Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

Investment in Available-for-Sale Securities

The Company has a portfolio of investments in available-for-sale debt securities, which consist of fixed income debt securities, and which are accounted for in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.”  Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, if any, are reported as other comprehensive income, a separate component of stockholders’ equity.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

Common stock equivalents for convertible preferred stock of 1,321,537 and 1,238,941 shares were excluded from the calculation of loss per share for the year ended December 31, 2014 and 2013, respectively because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the this period.

Stock options for the purchase of 200,000 shares were excluded from the calculation of income per share for 2014, and a warrant for 30,000 shares was excluded from the calculation of income per share for 2013, respectively, because their effect was anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,739	$68	$(117)	$49,690
Municipal securities	441,372	463	(966)	440,869
Certificates of deposit	1,395,990	22,904	(14,861)	1,404,033
Corporate debt securities	37,911	298	-	38,209
	$1,925,012	$23,733	$(15,944)	$1,932,801

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2013:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$90,549	$93	$(277)	$90,365
Municipal securities	735,826	2,175	(6)	737,995
Certificates of deposit	1,539,377	12,281	(19,398)	1,532,260
Corporate debt securities	174,738	275	(9,091)	165,922
	$2,540,490	$14,824	$(28,772)	$2,526,542

The Company’s investment portfolio had a net realized loss of $12,381 and a net realized gain of $8,507 for the years ended December 31, 2014 and 2013, respectively.  The Company’s investment portfolio has thirty-five positions with an unrealized loss as of December 31, 2014.

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of December 31, 2014, are as follows:

	Cost	Fair Value
Due within one year	$712,919	$714,084
Due after one year through three years	892,901	899,126
Due after three years	319,192	319,591
	$1,925,012	$1,932,801

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

As of December 31, 2014 and 2013, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the years ended December 31, 2014 and 2013, no shares of Series G were converted into shares of common stock.  At December 31, 2014 and 2013, the outstanding Series G shares were convertible into a minimum of 1,321,537 and 1,238,941 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $70,786 as of December 31, 2014, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2013, the fair value of the derivative was determined to be $76,236.

The fair value of the conversion feature liability is calculated under a Black-Scholes Model, using the market price of the Company’s common stock on each of the balance sheet dates presented, the expected dividend yield, the expected life of the redemption and the expected volatility of the Company’s common stock.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and considering factors specific to the conversion feature liability. Since some of the assumptions used by the Company are unobservable, the conversion feature liability is classified within the level 3 hierarchy in the fair value measurement.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at December 31, 2014 and 2013:

	2014	2013
Expected life of the redemption in years	1.0	1.0
Risk free interest rate	0.25%	0.13%
Expected annual volatility	76.42%	83.93%
Annual rate of dividends	0%	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2013	$108,839
Decrease of fair value	32,603

Ending balance as of December 31, 2013	76,236
Decrease of fair value	5,450

Ending balance as of December 31, 2014	$70,786

6.  Stock-based compensation

On August 15, 2008, the Company granted 100,000 non-qualified stock options, 25,000 to each of its four directors.  These options had a vesting period of one year from the date of grant, and they became fully vested and exercisable on August 15, 2009.  These options expired on August 15, 2013.  As of December 31, 2014 and December 31, 2013, no options remained outstanding under this grant.

On May 16, 2014, the Company granted 100,000 non-qualified stock options, 25,000 to each of its four directors, and 100,000 non-qualified stock options to its Chief Financial Officer.  These options became fully vested and exercisable on the date of the grant. These options expire on May 15, 2019 and have an exercise price of $0.17 per share.  As of December 31, 2014, 200,000 options remain outstanding under this grant.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The outstanding stock options granted during the year ended December 31, 2014 are fully vested and the related expense amounting to approximately $15,000, was fully amortized during this period.

For the years ended December 31, 2014 and 2013 option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term (in years)
Outstanding at January 1, 2013	100,000	$0.38	0.62
Granted	-
Expired and forfeited	(100,000)	$0.38
Exercised	-
Outstanding at December 31, 2013	-

Granted	200,000	$0.17	4.38
Expired and forfeited	-
Exercised	-
Outstanding at December 31, 2014	200,000	$0.17	4.38

Exercisable at December 31, 2014	200,000	$0.17	4.38

The Company has previously issued 30,000 warrants in lieu of consulting fees, which expired in July 2014 and had an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock and one director in cash for services rendered in 2014 and 2013. Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The Company agreed to compensate the fourth director in a combination of cash and common stock for services rendered in the first quarter 2013.  Beginning in the second quarter of 2013 and continuing through 2014, the Company agreed to compensate this director in cash instead of cash and common stock.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $12,500 for the quarter ended December 31, 2014 for two directors, which is recorded as common stock to be issued.

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

On January 8, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2014. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

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

The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010. The Company currently is not under examination by any tax authority.

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the year ended December 31, 2014.  The tax expense for each the years ended December 31, 2014 and 2013 was $800.

Income tax provision consisted of the following for 2014:

	Federal	California	2014

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

Income tax provision consisted of the following for 2013:

	Federal	California	2013

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

As of December 31, 2014, and December 31, 2013 the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	2014	2013
Current
Current state taxes	$-	$-
Accrued and other related costs	38,000	36,000
Total current	38,000	36,000

Non-current
Net operating loss carryforward	14,165,000	13,950,000
Research and development credit	1,364,000	1,821,000
Total non-current	15,529,000	15,771,000

Total deferred tax asset	15,567,000	15,807,000

Less valuation allowance	(15,567,000)	(15,807,000)

Net deferred tax asset	$-	$-

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

At December 31, 2014, the Company had net operating loss carryforwards of approximately $41,455,000 and $1,217,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future years through their expiration in 2018 to 2034 subject to limitations of Sec 382 of the Internal Revenue Code for federal income, and 2032 to 2034 for California tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards.

In addition, the Company has research and development credits aggregating approximately $634,000 for federal income tax purposes and approximately $1,107,000 for California tax purposes at December 31, 2014, which are net of potentially ineligible Research and Development credits.  Such credits may be used to reduce federal income taxes payable if any, in future years through their expiration in 2024; such credits have no expiration in California.

For 2014 and 2013, the provision for income taxes on the statements of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2014	2013

Federal expense expected at statutory rate	$(79,885)	$(59,996)
State income taxes, net of Federal benefit	(13,708)	(10,295)
Other	332,209	528
Change in valuation allowance	(237,816)	70,563

Effective Income Tax	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the years ended December 31, 2014 and 2013.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,932,801, that include short-term federal securities of $49,690, and certificates of deposit, municipal securities and corporate bonds totaling $1,883,111 at December 31, 2014, and (b) available-for-sale investments totaling $2,526,542, that include short-term federal securities of $90,365, certificates of deposit, municipal securities and corporate bonds totaling $2,436,177 at December 31, 2013.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for both 2014 and 2013.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

9.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

10.  Subsequent Event

On January 8, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2014. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

