Form 10-Q
period 2015-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2015-05-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of May 12, 2015, the Registrant had 9,116,313 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

For the three months ended March 31, 2015

Integrated Surgical Systems, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$770,363	$542,215
Investments in available-for-sale securities	1,683,480	1,932,801
Other current assets	19,187	29,245
Total current assets	2,473,030	2,504,261

Total Assets	$2,473,030	$2,504,261

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$36,259	$18,000
Conversion feature liability	68,725	70,786
Total current liabilities	104,984	88,786

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 9,032,979 and 8,949,645 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	90,329	89,496
Common stock to be issued	12,500	12,500
Additional paid-in capital	64,479,177	64,467,510
Accumulated deficit	(62,391,099)	(62,330,316)
Accumulated other comprehensive income	8,643	7,789
Total stockholders’ equity	2,199,550	2,246,979
Total liabilities and stockholders’ equity	$2,473,030	$2,504,261

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months ended March 31,
	2015	2014

Operating Expenses

General and administrative expenses	$73,706	$73,909

Loss from operations	(73,706)	(73,909)

Other income (expense)
Interest and dividend income, net	10,934	10,659
Change in fair value of conversion feature	2,061	10,236
Realized loss on available-for-sale securities	(72)	(8,103)
Total other income	12,923	12,792

Loss before income taxes	(60,783)	(61,117)

Income taxes	-	800

Net loss	$(60,783)	$(61,917)

Other comprehensive income

Unrealized gain on available-for-sale securities before reclassification, net of tax	3,354	3,204

Reclassification adjustment for income (losses), net of tax	(2,500)	6,611

Other comprehensive income	854	9,815

Comprehensive loss	$(59,929)	$(52,102)

Basic net loss per common share	$(0.01)	$(0.01)

Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	9,025,572	8,720,730
Diluted	9,025,572	8,720,730

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(60,783)	$(61,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(2,061)	(10,236)
Stock based compensation	12,500	12,500
Realized losses on available-for-sale securities	72	8,103
Changes in operating assets and liabilities:
Other current assets	10,057	9,452
Accounts payable and accrued liabilities	18,259	18,201
Net cash used in operating activities	(21,956)	(23,897)

Cash flows from investing activities:
Purchases of available for sale securities	(151,500)	(152,207)
Proceeds received from sales of available-for-sale securities	-	72,672
Proceeds received from maturities of available-for-sale securities	401,604	96,000
Net cash provided by investing activities	250,104	16,465

Net increase (decrease) in cash and cash equivalents	228,148	(7,432)

Cash and cash equivalents at beginning of period	542,215	99,716

Cash and cash equivalents at end of period	$770,363	$92,824

Supplemental cash flow disclosure:

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$854	$9,815

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2014	8,949,645	$89,496	83,334	$12,500	$64,467,510	$7,789	$(62,330,316)	$2,246,979
Stock-based compensation	83,334	833	(83,334)	(12,500)	11,667	-	-	-
Common stock to be issued	-	-	83,334	12,500	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(60,783)	(60,783)
Net unrealized gain on investment in securities	-	-	-		-	854	-	854
Comprehensive loss	-	-	-		-	854	(60,783)	(59,929)

Balance at March 31, 2015	9,032,979	$90,329	83,334	$12,500	$64,479,177	$8,643	$(62,391,099)	$2,199,550

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2015, the results of operations and cash flows for the three months then ended have been included. These condensed financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results for a full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on loss from operations, net loss or comprehensive loss.

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

Cash and cash equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $100,000 at March 31, 2015. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $670,000 at March 31, 2015. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash).   Throughout the year, the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

Recently Issued Accounting Pronouncements

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

Common stock equivalents for convertible preferred stock of 1,321,537 and 1,166,062 shares were excluded from the calculation of loss per share for the three months ended March 31, 2015 and 2014, respectively because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the these periods.

Stock options of 200,000 were excluded from the calculation of income per share for the three months ended March 31, 2015, and a warrant for 30,000 shares was excluded from the calculation of loss per share for the three months ended March 31, 2014, respectively, because they were anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of March 31, 2015 (unaudited):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,761	$87	$(29)	$49,819
Municipal securities	273,705	293	(785)	273,213
Certificates of deposit	1,313,716	22,647	(14,023)	1,322,340
Corporate debt securities	37,655	453	-	38,108
	$1,674,837	$23,480	$(14,837)	$1,683,480

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,739	$68	$(117)	$49,690
Municipal securities	441,372	463	(966)	440,869
Certificates of deposit	1,395,990	22,904	(14,861)	1,404,033
Corporate debt securities	37,911	298	-	38,209
	$1,925,012	$23,733	$(15,944)	$1,932,801

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of March 31, 2015 (unaudited), are as follows:

	Cost	Fair Value
Due within one year	$679,506	$676,232
Due after one year through three years	815,187	826,515
Due after three years	180,144	180,733
	$1,674,837	$1,683,480

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

As of March 31, 2015 and December 31, 2014, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three months ended March 31, 2015 and the year ended December 31, 2014, no shares of Series G were converted into shares of common stock.  At March 31, 2015 and December 31, 2014, the outstanding Series G shares were convertible into a minimum of 1,321,537 shares of common stock.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $68,725 as of March 31, 2015, and has been included as “conversion feature liability” on the accompanying condensed balance sheets. As of December 31, 2014, the fair value of the derivative was determined to be $70,786.

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

The expected volatility of the conversion feature liability was based on the historical volatility of the Company’s common stock. The expected life assumption was based on the expected remaining life of the underlying preferred stock redemption. The risk-free interest rate for the expected term of the conversion feature liability was based on the average market rate on U.S. treasury securities in effect during the applicable quarter. The dividend yield reflected historical experience as well as future expectations over the expected term of the underlying preferred stock redemption. Therefore, the fair value of the conversion feature liability is sensitive to changes in above assumptions and changes of the Company’s common stock price.

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

March 31, 2015
(unaudited)

Expected life of the redemption in years	1.0
Risk free interest rate	0.26%
Expected annual volatility	73.29%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2015	$70,786
Decrease of fair value	(2,061)

Ending balance as of March 31, 2015 (unaudited)	$68,725

6.  Stock-based compensation

For the three months ended March 31, 2015, the Company had no activity related to stock options. As of March 31, 2015, a summary of options outstanding under the Company’s 2014 options grant was as follows:

Range of Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17	4.13	200,000	$0.17	200,000	$0.17

The Company agreed to compensate two of its four directors by issuing common stock and two directors in cash for services rendered in 2015 and 2014. These two directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.   The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $12,500 for the three months ended March 31, 2015 for two directors, which is recorded as common stock to be issued.

On January 8, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2014. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

On April 13, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended March 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,683,480, that include short-term federal securities of $49,819, and certificates of deposit, municipal securities and corporate debt securities totaling $1,633,661 at March 31, 2015, and (b) available-for-sale investments totaling $1,932,801, that include short-term federal securities of $49,690, certificates of deposit, municipal securities and corporate debt securities totaling $1,883,111 at December 31, 2014.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company compensates for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for the three months ended March 31, 2015 and 2014.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

9.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

10.  Subsequent Event

On April 13, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended March 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.

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

As of March 31, 2015, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Three months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014, the Company had a net loss of $60,783 and $61,917, respectively. The decrease in net loss was due primarily to a decrease in the change in fair value of the conversion feature liability versus the prior period, offset by a change in realized gains and losses on available-for-sale securities. General and administrative expenses were $73,706 and $73,909 for the three months ended March 31, 2015 and 2014, respectively. Legal fees decreased by approximately $1,200 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to attorney services required for SEC form reporting. The Company had a realized loss in available-for-sale securities for the three months ended March 31, 2015 of approximately $100, and a realized loss of approximately $8,100 for the three months ended March 31, 2014. Net interest income remained unchanged in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Change in fair value of conversion feature was a decrease of approximately $2,100 for the three months ended March 31, 2015, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was a decrease of approximately $10,200 for the same period in 2014.

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

Cash used in operating activities for the three months ending March 31, 2015 was approximately $22,000, which primarily consisted of operating loss of approximately $60,800, a decrease in other current assets of $10,100, an increase in accounts payable of approximately $18,300, and adjustments for non-cash expenses consisting of stock-based compensation of $12,500, and realized loss of approximately $100 on available for sale securities, and offset by a change in the conversion feature liability of approximately $2,100 related to the Company’s Series G Convertible Preferred Stock.

Cash provided by investing activities for the three months ending March 31, 2015 of approximately $250,000 was from the maturity or sale of available-for-sale securities of approximately $401,000, offset by the purchase of available-for-sale securities of approximately $151,000.

Cash used in operating activities for the three months ending March 31, 2014 was approximately $23,900, which primarily consisted of operating loss of approximately $62,000 and an increase in accounts payable of $18,200, and a decrease in other current assets of approximately $9,400, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $12,500 and offset by a change in the conversion feature liability of $10,200 related to the Company’s Series G Convertible Preferred Stock and realized loss of approximately $8,100 on available for sale securities.

Cash provided by investing activities for the three months ending March 31, 2014 of approximately $16,000 was from the maturity or sale of available-for-sale securities of approximately $168,000, offset by the purchase of available-for-sale securities of approximately $152,000.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of the financial condition and results of operations are based upon the Company’s unaudited financial statements included elsewhere in this Form 10-Q and has been prepared in accordance with accounting principles generally accepted in the United States of America as disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2014.  Interim results are not necessarily indicative of the results for a full year.

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

As of March 31, 2015, the Company held approximately $770,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $100,000 at March 31, 2015.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2015.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $670,000 at March 31, 2015. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite this weakness in internal controls, there are no material misstatements in our annual financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)

(2) Incorporated by reference to Form 10-Q filed on May 16, 2011

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

	By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated: May 15, 2015

