Form 10-Q
period 2015-06-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2015-08-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Wilshire Blvd., 12th Floor
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of August 7, 2015, the Registrant had 9,199,647 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

For the six and three months ended June 30, 2015

Part I. Financial Information

Item 1. Condensed Financial Statements

Integrated Surgical Systems, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$209,767	$542,215
Investments in available-for-sale securities	2,180,982	1,932,801
Other current assets	16,945	29,245
Total current assets	2,407,694	2,504,261

Total Assets	$2,407,694	$2,504,261

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$9,000	$18,000
Conversion feature liability	71,324	70,786
Total current liabilities	80,324	88,786

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 9,116,313 and 8,949,645 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	91,163	89,496
Common stock to be issued	12,500	12,500
Additional paid-in capital	64,490,843	64,467,510
Accumulated deficit	(62,442,246)	(62,330,316)
Accumulated other comprehensive income	6,614	7,789
Total stockholders’ equity	2,158,874	2,246,979
Total liabilities and stockholders’ equity	$2,407,694	$2,504,261

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Six Months ended June 30,
	2015	2014

Operating Expenses

General and administrative expenses	$130,054	$142,935

Loss from operations	(130,054)	(142,935)

Other income (expense)
Interest and dividend income, net	17,945	11,381
Change in fair value of conversion feature	(538)	11,515
Realized gain (loss) on available-for-sale securities	1,517	(11,888)
Total other income	18,924	11,008

Loss before income taxes	(111,130)	(131,927)

Income taxes	800	800

Net loss	$(111,930)	$(132,727)

Other comprehensive income

Unrealized gain on available-for-sale securities before reclassification, net of tax	430	10,942

Reclassification adjustment for losses (gains), net of tax	(1,605)	11,888

Other comprehensive income (loss)	(1,175)	22,830

Comprehensive loss	$(113,105)	$(109,897)

Basic net loss per common share	$(0.01)	$(0.02)

Diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic	9,065,208	8,751,470
Diluted	9,065,208	8,751,470

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months ended June 30,
	2015	2014

Operating Expenses

General and administrative expenses	$56,349	$69,026

Loss from operations	(56,349)	(69,026)

Other income (expense)
Interest and dividend income, net	7,011	722
Change in fair value of conversion feature	(2,599)	1,279
Realized gain (loss) on available-for-sale securities	1,588	(3,786)
Total other income (loss)	6,000	(1,785)

Loss before income taxes	(50,349)	(70,811)

Income taxes	800	-

Net loss	$(51,149)	$(70,811)

Other comprehensive income

Unrealized gain (loss) on available-for-sale securities before reclassification, net of tax	(351)	9,229

Reclassification adjustment for losses (gains), net of tax	(1,677)	3,786

Other comprehensive income (loss)	(2,028)	13,015

Comprehensive loss	$(53,177)	$(57,796)

Basic net loss per common share	$(0.01)	$(0.01)

Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	9,104,408	8,781,872
Diluted	9,104,408	8,781,872

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(111,930)	$(132,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	538	(11,515)
Stock based compensation	25,000	40,418
Realized losses (gains) on available-for-sale securities	(1,517)	11,888
Changes in operating assets and liabilities:
Other current assets	12,299	16,538
Accounts payable and accrued liabilities	(9,000)	-
Net cash used in operating activities	(84,610)	(75,398)

Cash flows from investing activities:
Purchases of available for sale securities	(1,067,592)	(197,226)
Proceeds received from sales of available-for-sale securities	-	102,892
Proceeds received from maturities of available-for-sale securities	819,754	490,000
Net cash provided by (used in) investing activities	(247,838)	395,666

Net increase (decrease) in cash and cash equivalents	(332,448)	320,268

Cash and cash equivalents at beginning of period	542,215	99,716

Cash and cash equivalents at end of period	$209,767	$419,984

Supplemental cash flow disclosure:

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$(1,175)	$22,830

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2014	8,949,645	$89,496	83,334	$12,500	$64,467,510	$7,789	$(62,330,316)	$2,246,979
Stock-based compensation	166,668	1,667	(83,334)	(12,500)	23,333	-	-	12,500
Common stock to be issued	-	-	83,334	12,500	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(111,930)	(111,930)
Net unrealized loss on investment in securities	-	-	-		-	(1,175)	-	(1,175)
Comprehensive loss	-	-	-		-	(1,175)	(111,930)	(113,105)

Balance at June 30, 2015	9,116,313	$91,163	83,334	$12,500	$64,490,843	$6,614	$(62,442,246)	$2,158,874

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business described above. The Company’s current operations are limited to completing a business combination or strategic alliance, when a suitable candidate is identified.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2015, the results of operations and cash flows for the six months then ended have been included. These condensed financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $37,000 at June 30, 2015. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $173,000 at June 30, 2015. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash).   Throughout the year, the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

Common stock equivalents for convertible preferred stock of 1,321,537 shares were excluded from the calculation of loss per share for the six months and three months ended June 30, 2015, respectively because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the these periods.

Common stock equivalents for convertible preferred stock of 1,208,723 and 1,217,457 shares were excluded from the calculation of loss per share for the six months and three months ended June 30, 2014, respectively, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the these periods.

Stock options of 200,000 were excluded from the calculation of income per share for the six months and three months ended June 30, 2015, and stock options of 200,000 and a warrant for 30,000 shares were excluded from the calculation of loss per share for the six months and three months ended June 30, 2014, respectively, because they were anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of June 30, 2015 (unaudited):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,783	$90	$(23)	$49,850
Municipal securities	636,997	756	(2,444)	635,309
Certificates of deposit	1,470,167	22,263	(14,382)	1,478,048
Corporate debt securities	17,421	354	-	17,775
	$2,174,368	$23,463	$(16,849)	$2,180,982

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,739	$68	$(117)	$49,690
Municipal securities	441,372	463	(966)	440,869
Certificates of deposit	1,395,990	22,904	(14,861)	1,404,033
Corporate debt securities	37,911	298	-	38,209
	$1,925,012	$23,733	$(15,944)	$1,932,801

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of June 30, 2015 (unaudited), are as follows:

	Cost	Fair Value
Due within one year	$667,289	$663,362
Due after one year through three years	1,159,142	1,170,996
Due after three years	347,937	346,624
	$2,174,368	$2,180,982

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investments in available-for-sale debt securities as current assets in the accompanying balance sheets.

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

As of June 30, 2015 and December 31, 2014, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the six months ended June 30, 2015 and the year ended December 31, 2014, no shares of Series G were converted into shares of common stock.  At June 30, 2015 and December 31, 2014, the outstanding Series G shares were convertible into a minimum of 1,321,537 shares of common stock.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $71,324 as of June 30, 2015 (unaudited), and has been included as “conversion feature liability” on the accompanying condensed balance sheets. As of December 31, 2014, the fair value of the derivative was determined to be $70,786.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

June 30, 2015
(unaudited)

Expected life of the redemption in years	1.0
Risk free interest rate	0.28%
Expected annual volatility	77.20%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2015	$70,786
Increase of fair value	538

Ending balance as of June 30, 2015 (unaudited)	$71,324

6.  Stock-based compensation

For the six months ended June 30, 2015, the Company had no other activity related to stock options except that the company extended the exercisable period of 25,000 fully vested share options held by one of its directors upon the director’s resignation. The impact on stock compensation expense resulted from this modification is immaterial. As of June 30, 2015, a summary of options outstanding under the Company’s 2014 options grant was as follows:

Range of Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17	3.46	200,000	$0.17	200,000	$0.17

The Company agreed to compensate two of its four directors by issuing common stock and two directors in cash for services rendered in 2015 and 2014. These two directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.   The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $12,500 for the three months ended June 30, 2015 for two directors, which is recorded as common stock to be issued.

On January 8, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2014. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500 (unaudited).

On April 13, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended March 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500 (unaudited).

On July 10, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended June 30, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500 (unaudited).

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the six months and three months ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $2,180,982, that include short-term federal securities of $49,850, and certificates of deposit, municipal securities and corporate debt securities totaling $2,131,132 at June 30, 2015, and (b) available-for-sale investments totaling $1,932,801, that include short-term federal securities of $49,690, certificates of deposit, municipal securities and corporate debt securities totaling $1,883,111 at December 31, 2014.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company compensates for Mr. Schuman’s services in the amount of $3,000 per month, totaling $18,000 for the six months and $9,000 for the three months ended June 30, 2015 and 2014.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

9.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

10.  Subsequent Event

On July 10, 2015, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended June 30, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500 (unaudited).

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

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business described above.  The Company’s current operations are limited to completing a business combination or strategic alliance, when a suitable candidate is identified.

As of June 30, 2015, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Six months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015 and 2014, the Company had a net loss of $111,930 and $132,727, respectively. The decrease in net loss was due primarily to a change in realized gains and losses on available-for-sale securities, a decrease in the expense related to the stock option grant, and an increase in net interest income offset by an increase in the change in fair value of the conversion feature liability versus the prior period. General and administrative expenses were $130,054 and $142,935 for the six months ended June 30, 2015 and 2014, respectively. The decrease in administrative expenses is due primarily to the approximately $15,400 of stock option expense in the previous period, offset by an increase in legal expense of approximately $1,200 and an increase in outside services expense of approximately $2,000. The Company had a realized gain in available-for-sale securities for the six months ended June 30, 2015 of approximately $1,500, and a realized loss of approximately $11,900 for the six months ended June 30, 2014. Net interest income increased by approximately $6,500 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Change in fair value of conversion feature was an increase of approximately $500 for the six months ended June 30, 2015, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was a decrease of approximately $11,500 for the same period in 2014.

Three months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015 and 2014, the Company had a net loss of $51,149 and $70,811, respectively. The decrease in net loss was due primarily to a change in realized gains and losses on available-for-sale securities, a decrease in the expense related to stock options granted, and an increase in net interest income offset by an increase in the change in fair value of the conversion feature liability versus the prior period. General and administrative expenses were $56,349 and $69,026 for the six months ended June 30, 2015 and 2014, respectively. The decrease in administrative expenses is due primarily to the approximately $15,400 of stock option expense in the previous period, offset by an increase in legal expense of approximately $2,500 and an increase in outside services expense of approximately $1,100. The Company had a realized gain in available-for-sale securities for the three months ended June 30, 2015 of approximately $1,600, and a realized loss of approximately $3,800 for the three months ended June 30, 2014. Net interest income increase by approximately $6,300 in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Change in fair value of conversion feature was an increase of approximately $2,600 for the six months ended June 30, 2015, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was a decrease of approximately $1,300 for the same period in 2014.

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

Cash used in operating activities for the six months ending June 30, 2015 was approximately $85,000, which primarily consisted of an operating loss of approximately $111,900, an increase in other current assets of $12,300, a decrease in accounts payable of $9,000, and adjustments for non-cash expenses consisting of stock-based compensation of $25,000, and a realized gain of approximately $1,500 on available for sale securities, and offset by a change in the conversion feature liability of approximately $500 related to the Company’s Series G Convertible Preferred Stock.

Cash used in investing activities for the six months ending June 30, 2015 of approximately $248,000 was due to the purchase of available-for-sale securities of approximately $1,068,000, offset by the maturity or sale of available-for-sale securities of approximately $820,000.

Cash used in operating activities for the six months ending June 30, 2014 was approximately $75,400, which primarily consisted of an operating loss of approximately $132,700 and an increase in other current assets of approximately $16,500, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $40,400, offset by a change in the conversion feature liability of $11,500 related to the Company’s Series G Convertible Preferred Stock and realized loss of approximately $11,900 on available for sale securities.

Cash provided by investing activities for the six months ending June 30, 2014 of approximately $396,000 was from the maturity or sale of available-for-sale securities of approximately $593,000, offset by the purchase of available-for-sale securities of approximately $197,000.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended June 30, 2015 to the critical accounting policies disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, operating results or cash flows due to changes in U.S. interest rates.  The Company’s exposure to market risk is confined to its available-for-sale investments, all of which it expects to hold less than one year. The goals of the Company’s cash investment policy are the security of the principal amount invested and fulfillment of liquidity needs.  The Company currently does not hedge interest rate exposure. Because of the short-term nature of its investments, the Company does not believe that an increase in market rates would have any material negative impact on the value of its investment portfolio.

As of June 30, 2015, the Company held approximately $210,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $37,000 at June 30, 2015.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2015.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $173,000 at June 30, 2015. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2015