Form 10-K
period 2015-12-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2016-03-30
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

INTEGRATED SURGICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 Cedar Springs Road Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2015 was $840,489.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.15 per share on that date.

As of March 24, 2016, the Registrant had 9,366,315 shares of common stock outstanding.

Form 10-K

For the fiscal year ended December 31, 2015

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

Part I

Item 1. Business

The Company was incorporated in Delaware in 1990 and was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business, described above. The Company’s current operations are limited to completing a business combination or strategic alliance, when a suitable candidate is identified.

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

In connection with its search for an acquisition opportunity, the Company may engage investment banking firms to help it identify and approach target businesses. The Company currently has an exclusive agreement with MDB Capital Group LLC (“MDB”), under which MDB will be entitled to cash and equity based compensation in connection with it finding an acquisition candidate. The cash amount and number of shares under the warrant will be based on the transaction value, if completed. MDB is provided expense reimbursement in connection with a transaction. MDB is a company controlled by Mr. Christopher Marlett, one of our directors and officers, and a company that employs Mr. Robert Levande, one of our directors and officers, and Mr. Gary Schuman, one of our officers. The term of this agreement is currently indefinite, but may be terminated upon thirty days advance notice by either party. Additionally, management will consider retaining one or more independent investment banking firms, each of which will be a member in good standing of FINRA to assist the Company in appraising, structuring and negotiating a potential business combination. These firms may only be engaged if MDB provides a waiver of its exclusivity arrangement with the Company. In connection with its evaluation of a prospective target business, management will conduct a due diligence review which will encompass, among other things, meeting with incumbent management, inspecting the facilities, and reviewing the financial, legal and other information made available to the Company.

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

As of December 31, 2015, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Item 1A. Risk Factors

See cautionary statements in Item 1 (Business).

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company did not during 2015, and does not currently, own or lease any properties.

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

	Common Stock
	(ISSM)
	High	Low
2015

First Quarter	$0.17	$0.09
Second Quarter	$0.20	$0.14
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.20	$0.11

2014

First Quarter	$0.18	$0.16
Second Quarter	$0.25	$0.14
Third Quarter	$0.22	$0.16
Fourth Quarter	$0.20	$0.15

Holders

As of March 24, 2016, there were approximately 83 holders of record of the common stock. The Company believes that there are additional holders of the common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders.

Dividends

The Company has never paid cash dividends on its common stock, and its present policy is to retain any future earnings in the Company. See “Item 1, Business”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the Company’s compensation plans (including individual compensation arrangements). None of the equity compensation was issued under a shareholder approved plan.

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)
Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation not approved by security holders	175,000	(1)	$0.17	-0-

Total	175,000		$0.17	-0-

(1)	Consists of: 175,000 stock options granted to directors and officers, which are fully vested, expire in May 2019 and have an exercise price of $0.17 per share.

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

On January 11, 2016, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

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

Penny Stock

On March 24, 2016, there were 9,366,315 shares of the Company’s common stock outstanding, as quoted on the Pink Sheets at $0.16 a share, giving the Company a market capitalization of approximately $1.50 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business.  The Company’s current operations are limited to completing a business combination or strategic alliance, when a suitable candidate is identified.

Results of Operations for 2015 Compared to 2014

For 2015, total net loss was approximately $197,000, or $0.02 loss per basic and diluted share.  Total net loss for 2014 was approximately $236,000, or $0.03 loss per basic and diluted share.

Operations

For 2015, the Company had a net loss of $197,000, which was $39,000 less than the net loss of $236,000 for 2014. Operating expenses for 2015 were $226,000, compared to $254,000 for 2014. For 2015 the Company recognized an increase of approximately $6,000 in the liability associated with the Company’s Series G Convertible Preferred Stock, versus a reduction of liability of $5,000 in 2014. The Company has no employees, so it relies on outside contractors to perform basic and necessary services. Some of these services, which are administrative in nature, are provided under an arrangement with MDB, which is paid an aggregate of $36,000 per annum, pursuant to an advisory agreement. Net interest income increased approximately $6,000, from $26,000 in 2014 to $32,000 in 2015.

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

At December 31, 2015 and December 31, 2014, the Company’s “quick ratio” (which is defined as cash, plus accounts receivable, plus short-term investments all divided by current liabilities), a liquidity measure designed to predict the Company’s ability to pay bills, was 27.01 and 27.88, respectively.  The Company’s “current ratio” (current assets divided by current liabilities) was 27.36 at December 31, 2015 and 28.21 at December 31, 2014.

The Company had total current assets, consisting mostly of cash and investments of $2,351,818 and current liabilities of $85,974 at December 31, 2015. Operating expenses were $225,705 and other income was $29,367, as of the same date. The Company believes that it has adequate financial resources to meet its current obligations for the next 12 months.

Cash used in operating activities for 2015 was approximately $153,000, which primarily consisted of an operating loss of approximately $197,000, a decrease in accounts payable of approximately $8,300, and a realized gain on available securities of approximately $3,000, offset by stock-based compensation of $50,000, and an increase in the conversion feature liability of approximately $6,000 related to its Series G Convertible Preferred Stock. Cash used in operating activities for 2014 was approximately $161,000, which primarily consisted of an operating loss of approximately $236,000, offset by stock-based compensation of $50,000, stock option expense of approximately $15,000, realized loss on available for sale securities of $12,000, and the conversion feature liability of approximately $5,000 related to its Series G Convertible Preferred Stock.

Cash provided by investing activities for 2015 of approximately $157,000 was from the maturity or sale of available-for-sale securities of approximately $1,377,000, offset by the purchase of available-for-sale securities of approximately $1,220,000. Cash provided by investing activities for 2014 of approximately $603,000 was from the maturity or sale of available-for-sale securities of approximately $1,314,000, offset by the purchase of available-for-sale securities of approximately $711,000.

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes” (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amended guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective for the reporting period beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 provides guidance as to an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (excluding those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. An entity may elect to measure at cost equity investments for which fair value is not readily determinable, minus impairment, if any, plus or minus the change as a result of an observable price change.

The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value.

For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance in ASC 825, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk.

For public business entities (PBEs), the amendments (1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and (2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments measured at amortized cost.

The new standard is effective for PBEs for fiscal years beginning after December 15, 2017, including interim periods therein. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The guidance on equity securities without readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption of the standard.

Early adoption is permitted for all entities whose financial statements have yet not been issued or have not yet been made available for issuance with respect to the following changes made to ASC 825. For financial liabilities measured under the fair value option, fair value changes resulting from a change in instrument-specific credit risk would be presented separately in other comprehensive income.

The Company is currently evaluating the impact the adoption of ASU 2016-01 on the Company’s financial statement presentation and disclosures.

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

As of December 31, 2015, the Company held approximately $546,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $60,000 at December 31, 2015.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 as of December 31, 2015.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $485,000 at December 31, 2015. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). Throughout the year, the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 8. Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite these weaknesses in internal controls, there are no material misstatements in our annual financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a listing of the current officers and directors of the Company:

Name	Age at 3/30/2016	Current Position with the Company	Period
Peter B. Mills	60	Director	Sep 2006 – Present
Christopher A. Marlett	51	Director, Chief Executive Officer	Apr 2008 – Present
Robert M. Levande	67	Director Secretary	Apr 2008 – Present Jul 2008 – Present
Gary Schuman	48	Chief Financial Officer	Jan 2010 – Present

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

Peter B. Mills was elected as a Director of the Company in September 2006. Mr. Mills is an entrepreneur in the San Francisco Bay Area. He was CEO of Cimbal, Inc., a startup company developing a mobile payments system in Los Altos, CA, from June 2014 to December 2015. From May 2004 until December 2012, he was Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California.  From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of the Company.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea.  Mr. Mills earned an MBA from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. Mr. Mills was appointed as a director primarily because of his twenty years of experience in the high-technology products business.

Christopher A. Marlett was elected as a Director and the Chief Executive Officer of the Company in April 2008.  Mr. Marlett is, and has been since 1997, the co-founder, chairman and Chief Executive Officer of MDB Capital Group LLC (“MDB”), an investment banking firm focused on equity financings and capital formation for growth-oriented technology companies.  He holds a Bachelor of Science degree in Business Administration from the University of Southern California.  Mr. Marlett was appointed as a director because of his twenty-six years of investment banking experience, including all phases of corporate finance, such as the completion of initial public offerings, secondary offerings, PIPEs and strategic consulting.

Robert M. Levande was elected as Director of the Company in April 2008 and as Secretary of the Company in July 2008.  Mr. Levande has been a Managing Director at MDB from June 2003 through 2010 and a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its Medical Technology Group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2000 to 2007, co-founder and a Director of VirnetX Inc., now VirnetX Holding Corp., from 2005 to 2007, and has been a Director of Pulse Biosciences, Inc. since 2014 and was an officer from May 2014 to September 2015.  He received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University. Mr. Levande was appointed as a director primarily because of his 26 years of managerial experience at Pfizer and 15 years of merchant and investment banking experience.

Gary A. Schuman was appointed as Chief Financial Officer of the Company in January 2010.  Mr. Schuman has been the Chief Financial Officer and Chief Compliance Officer of MDB since November 2009, and has been Chief Financial Officer of Imagen Biopharma, Inc. since January 2015.  From November 2014 to November 2015, he was the Chief Financial Officer of Electroblate, Inc., now Pulse Biosciences, Inc. From September 2003 to November 2009, he was the Chief Financial Officer and Chief Compliance Officer of USBX Advisory Services, LLC, an investment banking firm focused on mergers and acquisitions, and Chief Financial Officer of its parent company, USBX, Inc.  From 1994 to 2003, Mr. Schuman served in several managerial capacities at Equibond, Inc., a securities broker-dealer based in Los Angeles.  Mr. Schuman earned a Bachelor of Arts degree in Economics from UCLA and an MBA from the Marshall School of Business at the University of Southern California.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Officers, Directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner including during the fiscal year ended December 31, 2015. For the fiscal year ended December 31, 2014, each of Messrs. Christopher Marlett and Robert Levande filed late one Form 4 reporting the acquisition of shares of common stock of the Company issued as compensation in October.

Board; Committees of the Board of Directors; Financial Expert; and Independence

The board of directors is currently composed of three persons.

The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, the board of directors currently has one member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and Rule 5605 of the Nasdaq Stock Market Listing Rules. This person is Mr. Peter B. Mills.

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

Although we do not have and are not required to have an Audit Committee, the directors have determined that Mr. Peter Mills qualifies as an “audit committee financial expert.” This director has financial statement preparation and interpretation ability obtained over the years from past business experience and education.

Our board of directors currently does not have nominating or compensation committees nor does it have a written nominating or compensation committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Code of Ethics

A Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, as well as to all other employees of the Company, was approved and adopted by the Board of Directors on April 8, 2004.  Copies of the Code of Ethics may be obtained free of charge by written request to Integrated Surgical Systems, Inc. attention Chief Financial Officer, 2425 Cedar Springs Road, Dallas, TX 75201.

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2015 and 2014, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2015 (collectively, the “Named Executive Officers”).  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 for the year ended December 31, 2015.

Summary Compensation Table

Name and Principal Position	Year	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total Compensation

Christopher A. Marlett	2015	$25,000	$-	-	$25,000
Chief Executive Officer	2014	$25,000	$1,927	-	$26,927

Gary A. Schuman	2015	-	$-	$36,000	$36,000
Chief Financial Officer	2014	-	$7,709	$36,000	$43,709

(1)	The amounts in this column represent the aggregate grant date fair value of the shares and stock options issued to Mr. Marlett for his services as a director of the Company, calculated in accordance with Accounting Standards Codification ("ASC") 718, under the assumptions included in Note 6 to the Company’s audited financial statements included in this Report. Mr. Marlett has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company, with the number of shares determined by dividing the compensation earned each quarter by the closing price of the Company’s common stock as of the date of issuance.

(2)	The Company compensates MDB for Mr. Schuman’s services in the amount of $3,000 in cash per month, and the amounts in this column represent such compensation paid.

Employment Agreements

There are no current employment agreements between the Company and any person.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2015:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Christopher A. Marlett	25,000	$0.17	5/15/2019

Gary A. Schuman	100,000	$0.17	5/15/2019

Director Compensation

For 2015, the Company paid its non-employee directors $6,250 per quarter, which the directors were entitled to elect to take in cash, stock, or in a combination of cash and stock.

Director Compensation Table

Name of Director(1)	Fees	Stock Awards (2)	Option Awards	Total

Peter B. Mills	$25,000	$-	$-	$25,000

Robert M. Levande	$-	$25,000	$-	$25,000

Michael J. Tomczak (3)	$12,500	$-	$-	$12,500

(1)	Mr. Marlett is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)	Mr. Levande has elected to receive his $6,250 quarterly fee in the form of shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date.

(3)	Mr. Michael J. Tomczak resigned as a director in April 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 24, 2016 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Beneficially Owned (2)
Christopher A. Marlett (3)	2,770,564	(4)	29.58%
Robert M. Levande (3)	932,033		9.95%
Peter B. Mills (3)	135,457		1.44%
Gary Schuman (3)	100,000		1.07%
All Directors and executive officers as a group (5 persons)	3,938,054		42.04%

Martin Stephen Walker 1408 Olivia Street, Key West, FL 33040	728,544	(5)	7.78%

Toye Anne Drewry 3750 Galt Ocean Drive, Apt. 704, Fort Lauderdale, FL 33308	599,967		6.41%

Jay Gottlieb 27 Misty Brook Lane, New Fairfield, CT 06812	879,349		9.39%

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 30, 2016 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 9,366,315 shares of common stock outstanding as of March 30, 2016, plus the number of shares each person has the right to acquire within 60 days of March 30, 2016.

(3)	Address is c/o Integrated Surgical Systems, Inc., 2425 Cedar Springs Road, Dallas, TX 75201.

(4)	Mr. Marlett holds 827,541 of these shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, and 890,482 of these shares in a joint account with Terri Marlett, his spouse and includes 25,000 stock options.

(5)	Mr. Walker holds 703,717 shares in the M. Stephen Walker Family Trust, and 24,827 shares in his IRA.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,776,185, including short-term federal securities of $4,885 and certificates of deposit, municipal bonds and corporate bonds totaling $1,771,300 at December 31, 2015, and (b) available-for-sale investments totaling $1,932,801 consisting of short-term federal securities of $49,690 and certificates of deposit, municipal bonds and corporate bonds totaling $1,883,111 at December 31, 2014.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a director of MDB.  Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for the years ended December 31, 2015 and 2014.  Mr. Robert Levande, who is an officer and director of the Company, is a senior managing director of MDB.

Director Independence

See “Item 10, Committees of the Board of Directors.”

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

Category	2015	2014
Audit Fees(1)	$43,000	$43,000
Tax fees (2)	4,228	6,482
	$47,228	$49,482

(1)	Consists of the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Form 10-K for fiscal years 2015 and 2014, and the review of the Company’s quarterly financial statements included in the Company’s Form 10-Q for periods during 2015 and 2014, and services that are normally provided by the Independent Registered Public Accounting Firm in connection with the statutory and regulatory filings or engagements.

(2)	Consists of professional services rendered for tax compliance.

Part IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
3.2	By-laws of the Registrant, as amended. (1)
3.3	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	1998 Stock Option Plan. (4)
10.1	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
14.1	Code of Ethics (5)
31.1*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett
31.2*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman
32.1*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett
32.2*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman
101*	The following material from Integrated Surgical Systems, Inc.’s Form 10-K Report for the year ended December 31, 2015, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Surgical Systems, Inc.

By:	/s/ Christopher A. Marlett
Christopher A. Marlett
(Principal Executive Officer)

Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CHRISTOPHER A. MARLETT	Chief Executive Officer and Director
Christopher A. Marlett	(Principal Executive Officer)
Date: March 30, 2016

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: March 30, 2016

/s/ ROBERT M. LEVANDE	Secretary and Director
Robert M. Levande
Date: March 30, 2016

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: March 30, 2016

Integrated Surgical Systems, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Integrated Surgical Systems, Inc.

We have audited the accompanying balance sheets of Integrated Surgical Systems, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gumbiner Savett Inc.

Santa Monica, California

March 30, 2016

Integrated Surgical Systems, Inc.

Balance Sheets

	As at December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$545,705	$542,215
Investments in available-for-sale securities	1,776,185	1,932,801
Other current assets	29,928	29,245
Total current assets	2,351,818	2,504,261

Total Assets	$2,351,818	$2,504,261

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$9,631	$18,000
Conversion feature liability	76,343	70,786
Total current liabilities	85,974	88,786

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 9,282,981 and 8,949,645 shares issued and outstanding at December 31, 2015 and 2014, respectively	92,829	89,496
Common stock to be issued	12,500	12,500
Additional paid-in capital	64,514,177	64,467,510
Accumulated deficit	(62,527,454)	(62,330,316)
Accumulated other comprehensive income	5,296	7,789
Total stockholders’ equity	2,097,348	2,246,979
Total liabilities and stockholders’ equity	$2,351,818	$2,504,261

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014

Operating Expenses

General and administrative expenses	$225,705	$254,439

Loss from operations	(225,705)	(254,439)

Other income (expense)
Interest and dividend income, net	32,313	26,415
Change in fair value of conversion feature	(5,557)	5,450
Realized gain (loss) on available-for-sale securities	2,611	(12,381)
Total other income	29,367	19,484

Loss before income taxes	(196,338)	(234,955)

Income taxes	800	800

Net loss	(197,138)	(235,755)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, before reclassification, net of tax	(234)	9,849
Reclassification adjustment for losses (gains), net of tax	(2,259)	11,888

Other comprehensive income (loss)	(2,493)	21,737

Comprehensive loss	$(199,631)	$(214,018)

Basic net loss per common share	$(0.02)	$(0.03)

Diluted net loss per common share	$(0.02)	$(0.03)

Weighted average number of shares outstanding
Basic	9,148,962	8,826,876
Diluted	9,148,962	8,826,876

See accompanying notes to financial statements.

Integrated Surgical Systems, Inc.

Statement of Changes in Stockholders’ Equity

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2013	8,650,417	$86,504	78,126	$12,500	$64,405,084	$(13,948)	$(62,094,561)	$2,395,579

Stock-based compensation	299,228	2,992	(78,126)	(12,500)	47,008	-	-	37,500
Stock options granted	-	-	-	-	15,418	-	-	15,418
Common stock to be issued	-	-	83,334	12,500	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(235,755)	(235,755)
Other comprehensive income
Net unrealized gain on investment in securities	-	-	-	-	-	21,737	-	21,737
Comprehensive income (loss)	-	-	-	-	-	21,737	(235,755)	(214,018)

Balance at December 31, 2014	8,949,645	$89,496	83,334	$12,500	$64,467,510	$7,789	$(62,330,316)	$2,246,979
Stock-based compensation	333,336	3,333	(83,334)	(12,500)	46,667	-	-	37,500
Common stock to be issued	-	-	83,334	12,500	-	-	-	12,500
Comprehensive loss
Net loss	-	-	-	-	-	-	(197,138)	(197,138)
Other comprehensive loss
Net unrealized loss on investment in securities	-	-	-	-	-	(2,493)	-	(2,493)
Comprehensive loss	-	-	-	-	-	(2,493)	(197,138)	(199,631)

Balance at December 31, 2015	9,282,981	$92,829	83,334	$12,500	$64,514,177	$5,296	$(62,527,454)	$2,097,348

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(197,138)	$(235,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	5,557	(5,450)
Stock based compensation	50,000	50,000
Realized losses (gains) on available-for-sale securities	(2,611)	12,381
Stock option expense	-	15,418
Changes in operating assets and liabilities:
Other current assets	(684)	2,809
Accounts payable and accrued liabilities	(8,368)	-
Net cash used in operating activities	(153,244)	(160,597)

Cash flows from investing activities:
Purchases of available for sale securities	(1,220,246)	(710,797)
Proceeds received from sales of available-for-sale securities	20,226	102,893
Proceeds received from maturities of available-for-sale securities	1,356,754	1,211,000
Net cash provided by investing activities	156,734	603,096

Net increase in cash and cash equivalents	3,490	442,499

Cash and cash equivalents at beginning of year	542,215	99,716

Cash and cash equivalents at end of year	$545,705	$542,215

Supplemental cash flow disclosure:
Income taxes paid	$800	$800
Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$(2,493)	$21,737

See accompanying notes to financial statements

Integrated Surgical Systems, Inc.

Notes to Financial Statements

1. Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business, described above. The Company’s current operations are limited to completing a business combination or strategic alliance, when a suitable candidate is identified.

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

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $60,000 at December 31, 2015. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $485,000 at December 31, 2015. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash).   Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes” (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amended guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective for the reporting period beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01), Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 provides guidance as to an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (excluding those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. An entity may elect to measure at cost equity investments for which fair value is not readily determinable, minus impairment, if any, plus or minus the change as a result of an observable price change.

The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value.

For financial liabilities that an entity has elected to measure at fair value in accordance with the fair value option guidance in ASC 825, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk.

For public business entities (PBEs), the amendments (1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and (2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments measured at amortized cost.

The new standard is effective for PBEs for fiscal years beginning after December 15, 2017, including interim periods therein. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The guidance on equity securities without readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption of the standard.

Early adoption is permitted for all entities whose financial statements have yet not been issued or have not yet been made available for issuance with respect to the following changes made to ASC 825. For financial liabilities measured under the fair value option, fair value changes resulting from a change in instrument-specific credit risk would be presented separately in other comprehensive income.

The Company is currently evaluating the impact the adoption of ASU 2016-01 on the Company’s financial statement presentation and disclosures.

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

Common stock equivalents for convertible preferred stock of 1,321,537 shares were excluded from the calculation of loss per share for the year ended December 31, 2015 and 2014, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the this period.

Stock options for the purchase of 175,000 and 200,000 shares were excluded from the calculation of loss per share for the ended December 31, 2015 and 2014, respectively, because their effect was anti-dilutive.

4.  Investments in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2015:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$4,830	$55	$-	$4,885
Municipal securities	492,237	789	(980)	492,046
Certificates of deposit	1,256,649	20,182	(14,865)	1,261,966
Corporate debt securities	17,173	115	-	17,288
	$1,770,889	$21,141	$(15,845)	$1,776,185

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2014:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$49,739	$68	$(117)	$49,690
Municipal securities	441,372	463	(966)	440,869
Certificates of deposit	1,395,990	22,904	(14,861)	1,404,033
Corporate debt securities	37,911	298	-	38,209
	$1,925,012	$23,733	$(15,944)	$1,932,801

The Company’s investment portfolio had a net realized gain of $2,611 and a net realized loss of $12,381 for the years ended December 31, 2015 and 2014, respectively.  The Company’s investment portfolio has thirty-six positions with an unrealized loss as of December 31, 2015.

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of December 31, 2015, are as follows:

	Cost	Fair Value
Due within one year	$1,004,435	$1,018,896
Due after one year through three years	565,646	556,763
Due after three years	200,808	200,526
	$1,770,889	$1,776,185

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

As of December 31, 2015 and December 31, 2014, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the years ended December 31, 2015 and 2014, no shares of Series G were converted into shares of common stock.  At December 31, 2015 and 2014, the outstanding Series G shares were convertible into a minimum of 1,321,537 shares of common stock.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $76,343 as of December 31, 2015, and has been included as “conversion feature liability” on the accompanying balance sheets. As of December 31, 2014, the fair value of the derivative was determined to be $70,786.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at December 31, 2015 and 2014:

	2015	2014
Expected life of the redemption in years	1.0	1.0
Risk free interest rate	0.61%	0.25%
Expected annual volatility	84.49%	76.42%
Annual rate of dividends	0%	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2014	$76,236
Decrease of fair value	(5,450)

Ending balance as of December 31, 2014	70,786
Increase of fair value	5,557

Ending balance as of December 31, 2015	$76,343

6.  Stock-based compensation

On May 16, 2014, the Company granted 100,000 non-qualified stock options, 25,000 to each of its four directors, and 100,000 non-qualified stock options to its Chief Financial Officer.  These options became fully vested and exercisable on the date of the grant. These options expire on May 15, 2019 and have an exercise price of $0.17 per share.  As of December 31, 2015, 175,000 options remain outstanding under this grant. As of December 31, 2014, 200,000 options remained outstanding under this grant.

FASB ASC 718 “Compensation-Stock Compensation” requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. The outstanding stock options granted during the year ended December 31, 2014 are fully vested and the related expense amounting to approximately $15,000, was fully amortized during this period.

For the years ended December 31, 2015 and 2014 option activity was as follows:

	Shares	Weighted-Average Exercise Price	Remaining Contractual Term (in years)
Outstanding at January 1, 2014	-	$-
Granted	200,000	0.17	4.38
Expired and forfeited	-
Exercised	-
Outstanding at December 31, 2014	200,000	$0.17	4.38

Granted	-
Expired and forfeited	(25,000)	$0.17	3.38
Exercised	-
Outstanding at December 31, 2015	175,000	$0.17	3.38

Exercisable at December 31, 2015	175,000	$0.17	3.38

The Company has previously issued 30,000 warrants in lieu of consulting fees, which expired in July 2014 and had an exercise price of $0.63 per share.

The Company agreed to compensate two of its four directors by issuing common stock and two directors in cash for services rendered in 2015 and 2014. Two of these directors are affiliated with the advisory services firm that is currently providing investment banking services to the Company.  The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $12,500 for the quarter ended December 31, 2015 for two directors, which is recorded as common stock to be issued.

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

On January 11, 2016, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

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

The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the year ended December 31, 2015.  The tax expense for each the years ended December 31, 2015 and 2014 was $800.

Income tax provision consisted of the following for 2015:

	Federal	California	2015

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

Income tax provision consisted of the following for 2014:

	Federal	California	2014

Current provision	$-	$800	$800

Deferred provision:
Deferred tax – beg of year	-	-	-
Deferred tax – end of year	-	-	-
Change in deferred	-	-	-
Subtotal	-	-	-

Total Provision	$-	$800	$800

As of December 31, 2015, and December 31, 2014 the Company had deferred tax assets primarily consisting of its net operating loss carryforwards.  However, because of the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	2015	2014
Current
Current state taxes	$-	$-
Accrued and other related costs	30,000	38,000
Total current	30,000	38,000

Non-current
Net operating loss carryforward	14,247,000	14,165,000
Research and development credit	1,560,000	1,364,000
Total non-current	15,807,000	15,529,000

Total deferred tax asset	15,837,000	15,567,000

Less valuation allowance	(15,837,000)	(15,567,000)

Net deferred tax asset	$-	$-

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

At December 31, 2015, the Company had net operating loss carryforwards of approximately $41,664,000 and $1,401,000 for federal income and California tax purposes, respectively.  Such carryforwards may be used to reduce taxable income, if any, in future years through their expiration in 2019 to 2035 subject to limitations of Sec 382 of the Internal Revenue Code for federal income, and 2033 to 2035 for California tax purposes.  The Company believes an ownership change may have occurred, as defined by Sections 382 and 383 of the Internal Revenue Code (IRC), which could result in the forfeiture of a significant portion of its net operating loss and credit carryforwards.

In addition, the Company has research and development credits aggregating approximately $830,000 for federal income tax purposes and approximately $1,071,000 for California tax purposes at December 31, 2015, which are net of potentially ineligible Research and Development credits.  Such credits may be used to reduce federal income taxes payable if any, in future years through their expiration in 2024; such credits have no expiration in California.

For 2015 and 2014, the provision for income taxes on the statements of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2015	2014

Federal expense expected at statutory rate	$(66,755)	$(79,885)
State taxes, net of federal income tax benefit	(11,455)	(13,708)
Other	135,326	332,209
Change in valuation allowance	(56,316)	(237,816)

Effective Income Tax	$800	$800

The Company follows guidance issued by the FASB with regard to its accounting for uncertainty in income taxes recognized in the financial statements. Such guidance prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the years ended December 31, 2015 and 2014.  The Company’s review of prior year tax positions using the criteria and provisions presented in guidance issued by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,776,185, including short-term federal securities of $4,885 and certificates of deposit, municipal bonds and corporate debt securities totaling $1,1771,300 at December 31, 2015, and (b) available-for-sale investments totaling $1,932,801 consisting of short-term federal securities of $49,690 and certificates of deposit, municipal bonds and corporate debt securities totaling $1,883,111 at December 31, 2014.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company reimburses MDB for Mr. Schuman’s services in the amount of $3,000 per month, totaling $36,000 for both 2015 and 2014.  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB.

9.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

10.  Subsequent Event

On January 11, 2016, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

