Form 10-Q
period 2016-03-31
INTEGRATED SURGICAL SYSTEMS INC
filed 2016-05-16
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of May 10, 2016, the Registrant had 9,424,909 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

For the three months ended March 31, 2016

Part I. Financial Information

Item 1. Condensed Financial Statements

Integrated Surgical Systems, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$678,807	$545,705
Investments in available-for-sale securities	1,622,156	1,776,185
Other current assets	20,918	29,928
Total current assets	2,321,881	2,351,818

Total Assets	$2,321,881	$2,351,818

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$23,674	$9,631
Conversion feature liability	85,671	76,343
Total current liabilities	109,345	85,974

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 9,366,315 and 9,282,981 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	93,663	92,829
Common stock to be issued	9,375	12,500
Additional paid-in capital	64,525,843	64,514,177
Accumulated deficit	(62,600,617)	(62,527,454)
Accumulated other comprehensive income	15,776	5,296
Total stockholders’ equity	2,044,040	2,097,348
Total liabilities and stockholders’ equity	$2,321,881	$2,351,818

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months ended March 31,
	2016	2015

Operating Expenses

General and administrative expenses	$68,013	$73,706

Loss from operations	(68,013)	(73,706)

Other income (expense)
Interest and dividend income, net	4,365	10,934
Change in fair value of conversion feature	(9,328)	2,061
Realized gain (loss) on available-for-sale securities	613	(72)
Total other income (loss)	(4,350)	12,923

Loss before income taxes	(72,363)	(60,783)

Income taxes	(800)	-

Net loss	$(73,163)	$(60,783)

Other comprehensive income (loss)

Unrealized gain on available-for-sale securities before reclassification, net of tax	8,925	3,354

Reclassification adjustment for losses (gains), net of tax	1,555	(2,500)

Other comprehensive income	10,480	854

Comprehensive loss	$(62,683)	$(59,929)

Basic net loss per common share	$(0.01)	$(0.01)

Diluted net loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	9,356,242	9,025,572
Diluted	9,356,242	9,025,572

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(73,163)	$(60,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	9,328	(2,061)
Stock based compensation	9,375	12,500
Realized losses (gains) on available-for-sale securities	(613)	72
Changes in operating assets and liabilities:
Other current assets	9,010	10,057
Accounts payable and accrued liabilities	14,043	18,259
Net cash used in operating activities	(32,020)	(21,956)

Cash flows from investing activities:
Purchases of available for sale securities	-	(151,500)
Proceeds received from maturities of available-for-sale securities	165,122	401,604
Net cash provided by investing activities	165,122	250,104

Net increase in cash and cash equivalents	133,102	228,148

Cash and cash equivalents at beginning of period	545,705	542,215

Cash and cash equivalents at end of period	$678,807	$770,363

Supplemental cash flow disclosure:

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$10,480	$854

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2015	9,282,981	$92,829	83,334	$12,500	$64,514,177	$5,296	$(62,527,454)	$2,097,348
Stock-based compensation	83,334	834	(83,334)	(12,500)	11,666	-	-	-
Common stock to be issued	-	-	58,594	9,375	-	-	-	9,375
Comprehensive income (loss)
Net loss	-	-	-	-	-	-	(73,163)	(73,163)
Other Comprehensive income
Net unrealized gain on investment in securities	-	-	-		-	10,480	-	10,480
Comprehensive income (loss)	-	-	-		-	10,480	(73,163)	(62,683)

Balance at March 31, 2016	9,366,315	$93,663	58,594	$9,375	$64,525,843	$15,776	$(62,600,617)	$2,044,040

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2016, the results of operations and cash flows for the three months then ended have been included. These condensed financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of the results for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $73,000 at March 31, 2016. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a money market account in a brokerage account with a second financial institution, with a money market cash balance of approximately $606,000 at March 31, 2016. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash).   Throughout the year, the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

In accordance with FASB ASC 820, the Company measures its cash equivalents, investments in available-for-sale securities, and derivative liability at fair value. The company classifies its cash equivalents and investments in available for sale securities within Level 1 or Level 2 in the fair value hierarchy because the company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company’s derivative liability is classified within Level 3.

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

Common stock equivalents for convertible preferred stock of 1,238,941 and 1,321,537 shares were excluded from the calculation of loss per share for the three months ended March 31, 2016 and 2015, respectively, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the these periods.

Stock options for the purchase of 175,000 and 200,000 shares of the Company’s common stock were excluded from the calculation of income per share for the three months ended March 31, 2016 and 2015, respectively, because they were anti-dilutive.

4.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of March 31, 2016 (unaudited):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$4,852	$76	$-	$4,928
Municipal securities	435,190	1,762	(176)	436,776
Certificates of deposit	1,149,290	24,693	(10,786)	1,163,197
Corporate debt securities	17,048	207	-	17,255
	$1,606,380	$26,738	$(10,962)	$1,622,156

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2015:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$4,830	$55	$-	$4,885
Municipal securities	492,237	789	(980)	492,046
Certificates of deposit	1,256,649	20,182	(14,865)	1,261,966
Corporate debt securities	17,173	115	-	17,288
	$1,770,889	$21,141	$(15,845)	$1,776,185

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of March 31, 2016 (unaudited), are as follows:

	Cost	Fair Value
Due within one year	$991,149	$1,011,701
Due after one year through three years	415,361	408,358
Due after three years	199,870	202,097
	$1,606,380	$1,622,156

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investments in available-for-sale debt securities as current assets in the accompanying condensed balance sheets.

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

As of March 31, 2016 and December 31, 2015, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three months ended March 31, 2016 and the year ended December 31, 2015, no shares of Series G were converted into shares of common stock.  At March 31, 2016 and December 31, 2015, the outstanding Series G shares were convertible into a minimum of 1,238,941 and 1,321,537 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $85,671 as of March 31, 2016 (unaudited), and has been included as “conversion feature liability” on the accompanying condensed balance sheets. As of December 31, 2015, the fair value of the derivative was determined to be $76,343.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

March 31, 2016
(unaudited)

Expected remaining life of the redemption in years	1.0
Risk free interest rate	0.59%
Expected annual volatility	99.01%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2016	$76,343
Increase of fair value	9,328

Ending balance as of March 31, 2016 (unaudited)	$85,671

6.  Stock-based compensation

For the three months ended March 31, 2016, the Company had no activity related to stock options. As of March 31, 2016, a summary of options outstanding under the Company’s 2014 options grant was as follows:

Range of Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17	3.13	175,000	$0.17	175,000	$0.17

The Company agreed to compensate each director in the amount of $25,000 per year, payable quarterly, beginning on January 1, 2016. Such compensation may be paid to each director either in the form of cash, or the Company’s common stock or a combination thereof at the election of such director which may be changed during the year with respect to future payments. The Company compensated two of its four directors by issuing common stock, and two directors in cash for services rendered in 2015. The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation expense of $9,375 for the three months ended March 31, 2016 for two directors, which is recorded as common stock to be issued.

On January 11, 2016, the Company issued 41,667 shares of common stock to each of two directors as compensation for the three months ended December 31, 2015. These shares, totaling 83,334, were valued at a per share price of $0.15, or a total of $12,500.

On April 12, 2016, the Company issued 39,063 shares of common stock to one director, and 19,531 shares of common stock to a second director as compensation for the three months ended March 31, 2016. These shares, totaling 58,594, were valued at a per share price of $0.16, or a total of $9,375 (unaudited).

7.  Related Party Transactions

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

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,622,156, that include short-term federal securities of $4,928, and certificates of deposit, municipal securities and corporate debt securities totaling $1,617,228 at March 31, 2016 (unaudited), and (b) available-for-sale investments totaling $1,776,185, that include short-term federal securities of $4,885, certificates of deposit, municipal securities and corporate debt securities totaling $1,771,300 at December 31, 2015.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company compensates for Mr. Schuman’s services in the amount of $3,000 per month, totaling $9,000 for the three months ended March 31, 2016 and 2015 (unaudited).  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB. In addition to shares of common stock (as discussed in Note 6), Mr. Levande was compensated $3,125 for his services as director for the three months ended March 31, 2016 (unaudited).

8.  Commitments and Contingencies

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.

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

As of March 31, 2016, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Three months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, the Company had a net loss of $73,163 and $60,783, respectively. The increase in net loss was due primarily to a decrease in net interest income and an increase in the change in fair value of the conversion feature liability versus the prior period, offset by a decrease in director compensation in the current period versus the prior period. General and administrative expenses were $68,013 and $73,706 for the three months ended March 31, 2016 and 2015, respectively. The decrease in administrative expenses is due primarily to the decrease of approximately $6,300 of director compensation expense, offset by an increase in legal fees of approximately $1,200 compared to the same period in 2015. The Company had a realized gain in available-for-sale securities for the three months ended March 31, 2016 of approximately $600, and a realized loss for the three months ended March 31, 2015 of approximately $100. Net interest income decreased by approximately $6,600 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Change in fair value of conversion feature was an increase of approximately $9,300 for the three months ended March 31, 2016, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was a decrease of approximately $2,100 for the same period in 2015.

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

Cash used in operating activities for the three months ended March 31, 2016 was approximately $32,000, which primarily consisted of an operating loss of approximately $73,200, an increase in other current assets of approximately $9,000, an increase in accounts payable of approximately $14,000, and adjustments for non-cash expenses consisting of stock-based compensation of $9,400, and a realized gain of approximately $600 on available for sale securities, and a change in the conversion feature liability of approximately $9,300 related to the Company’s Series G Convertible Preferred Stock.

Cash provided by investing activities for the nine months ended March 31, 2016 of approximately $165,000 was due to the maturity or sale of available-for-sale securities.

Cash used in operating activities for the three months ended March 31, 2015 was approximately $22,000, which primarily consisted of an operating loss of approximately $61,000, an increase in other current assets of approximately $10,100, an increase in accounts payable of approximately $18,300, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $12,500, offset by a change in the conversion feature liability of $2,100 related to the Company’s Series G Convertible Preferred Stock.

Cash provided by investing activities for the three months ended March 31, 2015 of approximately $250,000 was from the maturity or sale of available-for-sale securities of approximately $402,000, offset by the purchase of available-for-sale securities of approximately $152,000.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2016 to the critical accounting policies disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the Company held approximately $679,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $73,000 at March 31, 2016.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2016.    The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $606,000 at March 31, 2016. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of March 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite these weaknesses in internal controls, there are no material misstatements in our annual financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)

(2)	Incorporated by reference to Form 10-Q filed on May 16, 2011

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

	By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated: May 16, 2016