Form 10-Q
period 2016-09-30
INTEGRATED SURGICAL SYSTEMS INC
filed 2016-10-31
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or No ☐

As of October 21, 2016, the Registrant had 9,530,379 shares of common stock outstanding.

Integrated Surgical Systems, Inc.

Form 10-Q

For the nine and three months ended September 30, 2016

Part I. Financial Information

Item 1. Condensed Financial Statements

Integrated Surgical Systems, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$479,187	$545,705
Investments in available-for-sale securities	1,097,470	1,776,185
Notes receivable	638,351	-
Other current assets	42,846	29,928
Total current assets	2,257,854	2,351,818

Total Assets	$2,257,854	$2,351,818

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$68,984	$9,631
Conversion feature liability	88,395	76,343
Total current liabilities	157,379	85,974

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 9,483,503 and 9,282,981 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	94,835	92,829
Common stock to be issued	9,375	12,500
Additional paid-in capital	64,543,421	64,514,177
Accumulated deficit	(62,738,143)	(62,527,454)
Accumulated other comprehensive income	22,491	5,296
Total stockholders’ equity	1,931,979	2,097,348
Total liabilities and stockholders’ equity	$2,257,854	$2,351,818

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Nine Months ended September 30,
	2016	2015

Operating Expenses

General and administrative expenses	$220,900	$179,694

Loss from operations	(220,900)	(179,694)

Other income (expense)
Interest and dividend income, net	20,188	25,710
Change in fair value of conversion feature	(12,052)	(11,001)
Realized gain on available-for-sale securities	2,875	1,734
Total other income	11,011	16,443

Loss before income taxes	(209,889)	(163,251)

Income taxes	800	800

Net loss	$(210,689)	$(164,051)

Other comprehensive income (loss)

Unrealized gain (loss) on available-for-sale securities before reclassification, net of tax	20,070	(2,883)

Reclassification adjustment for gains, net of tax	(2,875)	(1,879)

Other comprehensive income (loss)	17,195	(4,762)

Comprehensive loss	$(193,494)	$(168,813)

Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic	9,416,859	9,107,461
Diluted	9,416,859	9,107,461

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months ended September 30,
	2016	2015

Operating Expenses

General and administrative expenses	$102,009	$49,640

Loss from operations	(102,009)	(49,640)

Other income (expense)
Interest and dividend income, net	10,637	7,765
Change in fair value of conversion feature	(2,858)	(10,463)
Realized gain on available-for-sale securities	68	217
Total other income	7,847	(2,481)

Net loss	$(94,162)	$(52,121)

Other comprehensive income (loss)

Unrealized gain (loss) on available-for-sale securities before reclassification, net of tax	4,036	(3,370)

Reclassification adjustment for gains, net of tax	(68)	(217)

Other comprehensive income (loss)	3,968	(3,587)

Comprehensive loss	$(90,194)	$(55,708)

Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic	9,476,497	9,190,589
Diluted	9,476,497	9,190,589

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(210,689)	$(164,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	12,052	11,001
Stock based compensation	28,125	37,500
Realized gains on available-for-sale securities	(2,875)	(1,734)
Changes in operating assets and liabilities:
Other current assets	(12,918)	(9,792)
Accounts payable and accrued liabilities	59,353	(8,474)
Net cash used in operating activities	(126,952)	(135,550)

Cash flows from investing activities:
Notes receivable	(638,351)	-
Purchases of available for sale securities	-	(1,221,185)
Proceeds received from sales of available-for-sale securities	-	9,200
Proceeds received from maturities of available-for-sale securities	698,785	1,146,754
Net cash provided by (used in) investing activities	60,434	(65,231)

Net decrease in cash and cash equivalents	(66,518)	(200,781)

Cash and cash equivalents at beginning of period	545,705	542,215

Cash and cash equivalents at end of period	$479,187	$341,434

Supplemental non-cash disclosure:
Unrealized gain (loss) on available-for-sale securities	$17,195	$(4,762)

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Common Stock		Additional	Other		Total
	Common Stock		To Be Issued		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2015	9,282,981	$92,829	83,334	$12,500	$64,514,177	$5,296	$(62,527,454)	$2,097,348
Stock-based compensation	200,522	2,006	(83,334)	(12,500)	29,244	-	-	18,750
Common stock to be issued	-	-	46,876	9,375	-	-	-	9,375
Comprehensive income (loss)
Net loss	-	-	-	-	-	-	(210,689)	(210,689)
Other Comprehensive income
Net unrealized gain on investment in securities	-	-	-	-	-	17,195	-	17,195
Comprehensive income (loss)	-	-	-	-	-	17,195	(210,689)	(193,494)

Balance at September 30, 2016	9,483,503	$94,835	46,876	$9,375	$64,543,421	$22,491	$(62,738,143)	$1,931,979

See accompanying notes to condensed financial statements

Integrated Surgical Systems, Inc.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Operations

Integrated Surgical Systems, Inc. (the “Company”) was incorporated in Delaware in 1990 to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures.  On June 28, 2007, the Company completed the sale of substantially all of its operating assets.  After completion of the sale, the Company no longer engaged in any business activities related to its former business, described above. The Company’s current operations are limited to completing a business combination or strategic alliance.

As of September 20, 2016, the Company signed a letter of intent to pursue the acquisition of theMaven Network, Inc. and on October 14, 2016, it signed a share exchange agreement with theMaven Network, Inc. and its shareholders to acquire the company as a wholly owned subsidiary. The closing is expected to take place within a few weeks, but before December 31, 2016.

If the Company does not complete the above mentioned acquisition of theMaven Network, Inc., then the Company does not have an estimate as to when it will complete a qualified merger, acquisition, or strategic alliance. There is no assurance that such opportunities will be available, or if available, upon favorable terms. If the Company is unsuccessful in completing a suitable merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company believes that if it identifies and completes a suitable merger, acquisition or strategic alliance target, it may need additional capital to complete the transaction or fund the continuing acquired operations. The Company, at this time, cannot estimate the amount of financing it may need for a transaction. There is no assurance that it will be able to obtain any required funding for a transaction, or that if it is obtainable it will be on acceptable terms.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2016, the results of operations and cash flows for the nine months then ended have been included. These condensed financial statements should be read in conjunction with the financial statements of the Company and the Company’s management discussion and analysis included in the Company’s Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reporting period.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include checking and money market accounts held in two financial institutions. The Company has a checking account at one institution with a balance of approximately $303,000 at September 30, 2016. The funds in this account are fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has a brokerage account with a second financial institution, with a cash balance of approximately $176,000 at September 30, 2016. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash).   Throughout the year, the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the Company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

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

Common stock equivalents for convertible preferred stock of 1,101,281 and 1,321,537 shares were excluded from the calculation of loss per share for the nine months and three months ended September 30, 2016 and 2015, respectively, because they were not dilutive; these shares would have been dilutive if the Company had not had a net loss for the these periods.

Stock options for the purchase of 175,000 and 200,000 shares of the Company’s common stock were excluded from the calculation of income per share for the nine months and three months ended September 30, 2016 and 2015, respectively, because they were anti-dilutive.

4.  Notes Receivable

The Company has the following notes receivable:

Issue Date	September 30, 2016 (Unaudited)	December 31, 2015
August 11, 2016	$155,451	$-
September 14, 2016	357,900	-
September 26, 2016	125,000	-
	$638,351	$-

On August 11, 2016, the Company entered into a term note agreement (“Term Note”) with theMaven Network, Inc. (“Borrower”) for a loan of $150,000, plus expenses incurred by the Company in connection with the execution of this term note. The note is due at the earlier of (1) February 13, 2017, or (ii) the occurrence of certain events, as defined in the agreement. The note is secured by a personal guarantee of the principal officer of the Borrower (“Borrower Officer”). The $150,000 amount was guaranteed by MDB until the extension of additional principal as described below. The principal amount as of August 11, 2016, including expenses incurred by the Company, is $155,451. The Term Note provides that the principal amount of the loan would be increased by $350,000 (“Additional Amount”), plus expenses incurred by the Company in connection with the Term Note, if and when the Borrower Officer provides additional security for the total loan amount in the form of a mortgage on certain real estate (the “Mortgage”).  The Mortgage was provided in late August and the Company subsequently extended the Additional Amount to Borrower.  The interest rate on the borrowed amount is 8% per annum.  The loan agreement contains additional covenants, representations and events of default.

The Term Note was amended on August 25, 2016 to provide details of the Mortgage.  The Term Note was further amended on September 26, 2016 to extend an additional $125,000 to the Borrower.  This additional $125,000 of principle is guaranteed by MDB. As of September 30, 2016, the aggregated principal amount under the Term Note, including expenses incurred by the Company, is $638,351.

5.  Investment in Available-for-Sale Securities

The following is a summary of the Company’s investments in available-for-sale securities as of September 30, 2016 (unaudited):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$4,898	$53	$-	$4,951
Municipal securities	311,517	1,582	(236)	312,863
Certificates of deposit	741,769	31,612	(10,736)	762,645
Corporate debt securities	16,795	216	-	17,011
	$1,074,979	$33,463	$(10,972)	$1,097,470

The following is a summary of the Company’s investments in available-for-sale securities as of December 31, 2015:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency securities	$4,830	$55	$-	$4,885
Municipal securities	492,237	789	(980)	492,046
Certificates of deposit	1,256,649	20,182	(14,865)	1,261,966
Corporate debt securities	17,173	115	-	17,288
	$1,770,889	$21,141	$(15,845)	$1,776,185

The cost and fair value of investments in fixed income available-for-sale debt securities, by contractual maturity, as of September 30, 2016 (unaudited), are as follows:

	Cost	Fair Value
Due within one year	$739,361	$757,136
Due after one year through three years	164,331	165,934
Due after three years	171,287	174,400
	$1,074,979	$1,097,470

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.  The Company has classified the entire fair value of its investments in available-for-sale debt securities as current assets in the accompanying condensed balance sheets.

6.  Redeemable Convertible Preferred Stock and Conversion Feature Liability

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

As of September 30, 2016 and December 31, 2015, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the nine months ended September 30, 2016 and the year ended December 31, 2015, no shares of Series G were converted into shares of common stock.  At September 30, 2016 and December 31, 2015, the outstanding Series G shares were convertible into a minimum of 1,101,281 and 1,321,537 shares of common stock, respectively.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $88,395 as of September 30, 2016 (unaudited), and has been included as “conversion feature liability” on the accompanying condensed balance sheets. As of December 31, 2015, the fair value of the derivative was determined to be $76,343.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability:

September 30, 2016
(unaudited)

Expected remaining life of the redemption in years	1.0
Risk free interest rate	0.59%
Expected annual volatility	77.70%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Balance as of January 1, 2016	$76,343
Decrease of fair value	12,052

Ending balance as of September 30, 2016 (unaudited)	$88,395

7.  Stock-based compensation

For the nine months ended September 30, 2016, the Company had no activity related to stock options. As of September 30, 2016, a summary of options outstanding under the Company’s 2014 options grant was as follows:

Range of Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.17	2.63	175,000	$0.17	175,000	$0.17

The Company agreed to compensate each director in the amount of $25,000 per year, payable quarterly, beginning on January 1, 2016. Such compensation may be paid to each director either in the form of cash, or the Company’s common stock or a combination thereof at the election of such director which may be changed during the year with respect to future payments. The Company compensated one of its directors by issuing common stock, one of its directors by issuing common stock and in cash, and the third director in cash for services rendered in 2016. The Company compensated two of its four directors by issuing common stock, and two directors in cash for services rendered in 2015. The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the closing price of the Company’s common stock on the date that the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation expense of $9,375 and $28,125 for the three and nine months ended September 30, 2016 for two directors, which was recorded as common stock to be issued.

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

On October 4, 2016, the Company issued 31,251 shares of common stock to one director, and 15,625 shares of common stock to a second director as compensation for the three months ended September 30, 2016. These shares, totaling 46,876, were valued at a per share price of $0.20, or a total of $9,375 (unaudited).

8.  Related Party Transactions

The Company entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group LLC (“MDB”), and the parties extended this agreement indefinitely in April 2009.  The agreement may be terminated by either party upon 30-days written notice.

The Company has a securities investment account with MDB, consisting of (a) available-for-sale investments totaling $1,097,470, that include short-term federal securities of $4,951, and certificates of deposit, municipal securities and corporate debt securities totaling $1,092,519 at September 30, 2016 (unaudited), and (b) available-for-sale investments totaling $1,776,185, that include short-term federal securities of $4,885, certificates of deposit, municipal securities and corporate debt securities totaling $1,771,300 at December 31, 2015.

Mr. Christopher Marlett, the Chief Executive Officer and director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB.  The Company compensates for Mr. Schuman’s services in the amount of $3,000 per month, totaling $27,000 for the nine months ended September 30, 2016 and 2015 (unaudited).  Mr. Robert Levande, who is an officer and director of the Company, is also a senior managing director of MDB. In addition to shares of common stock (as discussed in Note 6), Mr. Levande was compensated $9,375 for his services as director for the nine months ended September 30, 2016 (unaudited).

MDB has guaranteed $125,000 of the principle amount due on the Term Note from theMaven Network, Inc. described in Note 4 above. This guarantee will terminate upon the completion of the acquisition of theMaven Network, Inc. which is described in Note 1 above and Note 10 below.

9.  Commitments and Contingencies

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company may have a liability for additional state franchise taxes payable in the amount of approximately $44,000, plus interest at 18% per annum, for the years 2008-2014. Because of state statutory provisions, the underpaid amount will only be due once assessed and demanded by the state.  The tax liability and associated interest has not been included as an accrued liability because management has determined that the likelihood of the state making the assessment is low.  Depending on circumstances, management may change its estimate of the probability of an assessment and establish either an accrual or record a payment for the tax liability if assessed.

10.  Subsequent Events

On October 14, 2016, the Company entered into a share exchange agreement under which the company will acquire theMaven Network, Inc. (“Maven”) in an exchange of shares, whereby Maven will become a wholly owned subsidiary of the Company.  The number of shares of the Company to be issued for the equity of Maven will be determined by a formula, and it is anticipated that the Company will issue approximately 55% of its issued and outstanding common stock immediately after the transaction.  At the closing, it is agreed that one of Maven’s directors will become a director of the Company and several of their officers will also become officers of the Company under their current employment arrangements. The consummation of the acquisition is subject to various conditions precedent, as defined in the agreement, for each of the parties to the agreement. The Company anticipates the closing taking place within a few weeks.

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

Overview

The Company was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, the Company completed the sale of substantially all of its assets.  After the sale, the Company became inactive, and it is no longer engaged in any business activities related to its former business.  The Company’s current operations are limited to completing a business combination or strategic alliance.

As of September 30, 2016, the Company had no employees, and the Company relies on outside contractors to perform basic and necessary services.

Results of Operations

Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015, the Company had a net loss of $210,689 and $164,051, respectively. The increase in net loss was due primarily to an increase in certain administrative expenses and a decrease in net interest income, and offset by an increase in the change in fair value of the conversion feature liability versus the prior period and by a decrease in director compensation in the current period versus the prior period. General and administrative expenses were $220,900 and $179,694 for the nine months ended September 30, 2016 and 2015, respectively. The increase in administrative expenses is due primarily to an increase in legal expenses of approximately $43,400 related to potential acquisition opportunities, offset by a decrease of approximately $12,500 of director compensation expense compared to the same period in 2015. The Company had a realized gain in available-for-sale securities for the nine months ended September 30, 2016 of approximately $2,900, and a realized gain for the nine months ended September 30, 2015 of approximately $1,700. Net interest income decreased by approximately $5,500 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Change in fair value of conversion feature was an increase of approximately $12,100 for the nine months ended September 30, 2016, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $11,000 for the same period in 2015.

Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015, the Company had a net loss of $94,162 and $52,121, respectively. The increase in net loss was due primarily to an increase in certain administrative expenses in the current period versus the prior period, offset by a decrease in the change in fair value of the conversion feature liability versus the prior period. General and administrative expenses were $102,009 and $49,640 for the three months ended September 30, 2016 and 2015, respectively. The increase in administrative expenses is due primarily to the increase of approximately $42,800 of legal expense related to potential acquisition opportunities compared to the same period in 2015. The Company had a realized gain in available-for-sale securities for the three months ended September 30, 2016 of approximately $100, and a realized gain for the three months ended September 30, 2015 of approximately $200. Net interest income increased by approximately $2,900 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Change in fair value of conversion feature was a increase of approximately $2,900 for the three months ended September 30, 2016, due to the change in fair value of the conversion feature of the Company’s convertible preferred stock; the change in value was an increase of approximately $10,500 for the same period in 2015.

Liquidity and Capital Resources

The Company believes that existing cash, cash equivalents, and short-term available-for-sale securities will provide sufficient working capital for the Company to meet its operating plan for the next twelve months, assuming no acquisition or other combination event being consummated.  The Board of Directors, including a director as its Chief Executive Officer, another director as its Secretary, and the Chief Financial Officer of a related party as the Company’s Chief Financial Officer assist the Company with its continuing obligations under the federal securities laws and assist with the Company’s plan to evaluate various merger, acquisition, or strategic alliance opportunities. None of these individuals receive additional compensation, other than that which is disclosed herein, for providing this assistance. If the Company does not complete the acquisition of theMaven Network, Inc. as described elsewhere in its SEC filings, the Company does not have an estimate as to when it will complete a qualified merger, acquisition, or strategic, and there is no assurance that such opportunities will be available, or if available, upon favorable terms.  If the Company is unsuccessful in completing a suitable merger, acquisition or strategic alliance, then the Board of Directors may liquidate the Company and distribute all its remaining assets, which consist primarily of cash and available-for-sale securities, to its stockholders.

The Company believes that if it completes a suitable merger, acquisition or strategic alliance target, it will need additional capital to complete the transaction and continued funding of any acquired business. The Company, at this time, cannot estimate the amount of financing it may need for a transaction or acquired business. There is no assurance that it will be able to obtain any required funding for a transaction, or that if it is obtainable it will be on acceptable terms.

The Company anticipates that it will incur operating losses from operations in the next twelve months, until it enters into a suitable merger, acquisition or strategic alliance transaction, or until its liquidation.

Cash used in operating activities for the nine months ended September 30, 2016 was approximately $127,000, which primarily consisted of an operating loss of approximately $210,700, an increase in other current assets of approximately $12,900, an increase in accounts payable of approximately $59,400, and adjustments for non-cash expenses consisting of stock-based compensation of approximately $28,100, and a realized gain of approximately $2,900 on available for sale securities, and a change in the conversion feature liability of approximately $12,100 related to the Company’s Series G Convertible Preferred Stock.

Cash provided by investing activities for the nine months ended September 30, 2016 of approximately $60,400 was due to the maturity of available-for-sale securities, offset by an increase in notes receivable of $638,351.

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

Cash used in investing activities for the nine months ended September 30, 2015 of approximately $65,000 was due to the purchase of available-for-sale securities of approximately $1,221,000, offset by the maturity or sale of available-for-sale securities of approximately $1,156,000.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2016 to the critical accounting policies disclosed in the Company’s annual financial statements in its Form 10-K for the year ended December 31, 2015.

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

As of September 30, 2016, the Company held approximately $479,000 in money market and checking accounts at two institutions.  The Company has a checking account at one institution with a balance of approximately $303,000 at September 30, 2016.  The funds in this account are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2016. The Company has a money market account in a brokerage account with a second financial institution, invested in short-term federal securities, municipal bonds, and corporate bonds, with a money market cash balance of approximately $176,000 at September 30, 2016. Assets in this brokerage account are protected by the Securities Investor Protection Corporation (“SIPC”) up to $500,000 (with a limit of $250,000 for cash). Throughout the year the account balances at these institutions periodically exceed FDIC and SIPC insurance coverage; however, the company has not experienced losses in these accounts and believes it is not exposed to any significant credit risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of September 30, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management believes that despite these weaknesses in internal controls, there are no material misstatements in our annual financial statements.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Item 1A (Risk Factors) contained in our Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

On August 11, 2016, the Company entered into a term note agreement (“Term Note”) with theMaven Network, Inc. (“Borrower”) for a loan of $150,000, plus expenses incurred by the Company in connection with the execution of this term note. The note is due at the earlier of (1) February 13, 2017, or (ii) the occurrence of certain events, as defined in the agreement. The note is secured by a personal guarantee of the principal officer of the Borrower (“Borrower Officer”). The $150,000 amount was guaranteed by MDB until the extension of the additional principal described below. The principal amount as of August 11, 2016, including expenses incurred by the Company, is $155,451. The Term Note provides that the principal amount of the loan would be increased by $350,000 (“Additional Amount”), plus expenses incurred by the Company in connection with the Term Note, if and when the Borrower Officer provides additional security for the total loan amount in the form of a mortgage on certain real estate (the “Mortgage”).  The Mortgage was provided in late August and the Company subsequently extended the Additional Amount to Borrower.  The interest rate on the borrowed amount is 8% per annum.  The loan agreement contains additional covenants, representations and events of default.

The Term Note was amended on August 25, 2016 to provide details of the Mortgage.  The Term Note was further amended on September 26, 2016 to extend an additional $125,000 to the Borrower.  This additional $125,000 of principle is guaranteed by MDB. As of September 30, 2016, the aggregated principal amount under the Term Note, including expenses incurred by the Company, is $638,351.

On October 14, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with theMaven Network, Inc., a Nevada corporation (“theMaven”), and the shareholders of theMaven, holding all of the issued and outstanding shares of theMaven (collectively, “theMaven Shareholders”). The transaction will result in the Company acquiring theMaven as a wholly owned subsidiary by the exchange of all of the outstanding securities of theMaven held by theMaven Shareholders for a number of newly issued shares of the common stock of the Company, representing approximately 55% of the issued and outstanding shares immediately after the transaction (the “Share Exchange”). The final number of shares of common stock to be issued to theMaven Shareholders  will be determined and adjusted based on an exchange formula set forth in the Share Exchange Agreement.

The Share Exchange Agreement contains customary representations and warranties from theMaven, theMaven Shareholders and the Company. The closing is conditioned on certain pre-closing conditions, including but not limited to the preparation of the financial statements of theMaven, entry of employment agreements with the current, key employees of theMaven, the Company being current in its SEC reporting, the Company being able to file the Current Report on Form 8-K for the transaction on a timely basis and certain other covenants being satisfied. At the closing, 35% of the shares issued to theMaven Shareholders will be placed in escrow and will be subject to indemnification claims for breach of representations and warranties in the Share Exchange Agreement by theMaven and theMaven Shareholders, and subject to repurchase at $.01 per share by the Company if theMaven does not meet specific milestone achievements. The Company will be required to issue additional shares of its common stock in the event it breaches any of its representations and warranties, up to the number of shares placed in escrow by theMaven Shareholders. Upon the closing of the transaction, the Term Note will be cancelled and the Mortgage and the guarantees of the Term Note will be terminated.

The Company expects to close the Share Exchange in the next several weeks. The Share Exchange Agreement provides that the transaction must close prior to December 31, 2016.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Form of Promissory Note dated August 11, 2016, as amended *
10.2	Form of Guarantee by borrower representative and MDB Capital Group LLC *
10.3	Form of Share Exchange Agreement dated October 14, 2016, among Integrated Surgical Systems, Inc., theMaven Network, Inc. and the shareholders of theMaven Network, Inc. (2)
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Christopher A. Marlett *
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman *
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett *
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to Form SB-2 filed on July 30, 1996 (file no. 333-09207)

(2)	Incorporated by reference from Exhibition 10.1 of the Current Report on Form 8-K filed with the SEC on October 17, 2016.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED SURGICAL SYSTEMS, INC.

	By:	/s/ Gary A. Schuman
Gary A. Schuman, Chief Financial Officer

Dated: October 28, 2016

