Form 10-K
period 2016-12-31
theMaven, Inc.
filed 2017-05-10
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

THEMAVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2125 Western Avenue, Suite 502 Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

(775) 600-2765

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2016 was $887,147.  This calculation is based upon the price of the Common Stock of the Registrant (as quoted on the Pink Sheets) of $0.16 per share on that date.

As of May 5, 2017, the Registrant had 25,983,461 shares of common stock outstanding.

Form 10-K

For the fiscal year ended December 31, 2016

Cautionary Statement Regarding Forward-Looking Information

This report by theMaven, Inc. (“Parent”) and theMaven Network, Inc. (“Subsidiary”) (collectively “theMaven,” “Company” or “we”) contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding.  Other statements contained in this Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Part I

Item 1. Business

The Company is developing an exclusive network of professionally-managed online media channels, based on a Company developed technology platform. Each channel will be operated by an “invite only” “Channel Partner” drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging the Company’s proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

We operate a website at www.themaven.net. The information contained on our official website and information about the Company on any other personal, viral, social network informational websites or software applications, will not constitute part of this report or future reports or schedules filed with the Securities and Exchange Commission (“SEC”) or other state securities regulatory bodies.

The shares of Common Stock are traded in the over-the-counter market (OTCQB), under the trading symbol “MVEN.” Historically the frequency of trades and the volume of trading has been low, and there can be no assurance that an active or sustained public market for our shares will develop.

Corporate History

Our Subsidiary, theMaven Network, Inc., was incorporated in Nevada on July 22, 2016 (“Inception”), under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “theMaven Network, Inc.”

theMaven, Inc., the parent company, was formerly known as Integrated Surgical Systems, Inc., a Delaware corporation (“Integrated”). From June 2007 until November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the SEC. On August 11, 2016, Integrated entered into a loan to Subsidiary that provided initial funding totaling $735,099 for the Subsidiary’s operations. On October 14, 2016 Integrated entered into a Share Exchange Agreement (“Share Exchange Agreement”) with the Subsidiary and the shareholders of the Subsidiary holding all of the issued and outstanding shares of the Subsidiary (collectively, “Subsidiary Shareholders”). The Share Exchange Agreement was amended on November 4, 2016, to include certain newly issued shares of the Subsidiary in the transaction and make related changes to the agreement and the Share Exchange was consummated. The transaction resulted in the Company acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 12,517,152 newly issued shares of the common stock, $0.01 par value ( “Common Stock”) of Parent, representing approximately 56.7% of the issued and outstanding shares of Common Stock immediately after the transaction. We refer to this transaction as the “Recapitalization.” The Recapitalization was consummated on November 4, 2016, as a result of which theMaven Network, Inc. became a wholly owned subsidiary of Integrated (“Closing”). The note payable between Integrated and Subsidiary was an interdependent transaction with the Recapitalization and was ultimately cancelled upon closing of the Recapitalization. On December 2, 2016, Integrated amended its Certificate of Incorporation to change its name from “Integrated Surgical Systems, Inc.” to “theMaven, Inc.”

The business office was located at 2425 Cedar Springs Road, Dallas, Texas, 75201 until the closing of the Recapitalization when it was changed to 5048 Roosevelt Way NE, Seattle, WA 98105. Our executive offices are located at 2125 Western Avenue, Suite 502, Seattle, WA 98121. At this location we also carry out the software development and other operational activities of the Company. The current telephone number is (775) 600-2765.

Recapitalization Accounting

From June 2007 until the closing of the Recapitalization, Integrated was a non-active “shell company” as defined by regulations of the SEC and, accordingly, the Recapitalization was accounted for as a reverse recapitalization rather than a business combination. As the Subsidiary is deemed to be the purchaser for accounting purposes under reverse recapitalization accounting, the Company’s financial statements are presented as a continuation of Subsidiary, and the accounting for the Recapitalization is equivalent to the issuance of stock by Subsidiary for the net monetary assets of Parent as of the Closing accompanied by a recapitalization.

theMaven Overview

theMaven Business

Prior to founding theMaven in 2016, its founding team worked on a variety of digital media platforms, with the common thread of achieving economies of scale by assembling a network of publishers, covering particular niche media interests, on a unified technology and business platform. One of the founders and the Chief Executive Officer of theMaven, Mr. James C. Heckman, created the first version of this model in 1991, leveraging early digital technology for NFL teams for “NFL Exclusive,” and later founded Rivals.com, which is still operated today by Yahoo!. theMaven’s founders have worked together since 1999, building many different socially focused, single platform media models, including Scout.com, Rivals.com, Rivals.net (Europe), Zazzle, and 5to1.com.

theMaven was founded as an entirely new enterprise to build and operate an exclusive network of professionally managed media channels and interest groups, each operated by a group of experts, reporters, group evangelists and social leaders as “Channel Partners.” These Channel Partners will be able to leverage theMaven’s proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network (“theMaven Platform”).

We believe that our media model will appeal to the users and subscribers of theMaven Platform in a way similar to how the model has previously appealed to sports fans in our founders’ previous ventures. We intend theMaven Platform to appeal to professional publishers who currently struggle to monetize on their existing platforms, or are operating with less-than-world-class features in one or more areas (mobile, video, community, etc.). The consumer-facing product of theMaven Platform will be made available on the web and as iOS (Apple) and Android mobile applications.

Once launched, we believe that there will be two primary revenue sources, one of which will be online advertising and sponsorships and one of which will be paid memberships (subscriptions). We expect that advertising and sponsorships will be sold primarily by theMaven and/or major media partner(s) to companies to promote their brands, products and services, amplify their visibility and to target an audience based on the professionally managed media channels and interest groups on theMaven Platform. At this stage of the Company’s development, operations primarily consist of software development, building a list of selective, invite-only Channel Partners, and reaching out to those Channel Partners for discussion. The management team has extensive experience in the past building partner networks, but it will take time and further development of the technology platform to begin securing these partners.

Currently, we do not have any customers as we are still in the development stage of our business and establishing a customer base.

Technology and Intellectual Property

theMaven Platform, as currently being developed, incorporates state-of-the-art mobile, video, communications, social, notifications and other technology into the theMaven Platform, including modern DevOps processes with continuous integration/continuous deployment and an entirely cloud-based back-end. The software engineering team is experienced at delivering service at extreme scale, including years of experience at GoogleTM, Yahoo!TM, and Microsoft TM among other companies. We are developing theMaven Platform software by combining proprietary code with components from the open-source community, plus select commercial services. To the extent it is able and given the limited financial resources at its disposal, management is investing in core technical competencies to be able to do more product development.

We believe that innovation is one of the keys to its competitiveness and will be necessary for future sustained growth. Currently, theMaven relies on the confidentiality of its operations, proprietary know-how and business secrets. All theMaven employees have entered into confidentiality agreements and it considers its employees’ work to be proprietary and owned by theMaven. There can be no assurance that theMaven will be able to enforce its rights if its intellectual property is improperly taken by theMaven’s employees or adopted by its competitors without the approval of theMaven.

The competitive position of theMaven may be seriously damaged if it cannot maintain and obtain patent protection for important differentiating aspects of its products or otherwise protect its intellectual property rights in its technology. theMaven relies on a combination of contracts, patent and trade secret laws to establish and protect its proprietary rights in its technology. However, it may not be able to prevent misappropriation of its intellectual property, its competitors may be able to independently develop similar technology and the agreements it enters into to protect its proprietary rights may not be enforceable.

In the future, when necessary and where practical, we will take additional steps to protect our intellectual property interests under the laws of the United States and the jurisdictions in which we operate. As the business develops, we plan to develop specific trademarks for our products and seek registration of those marks with government authorities for their protection. We also plan to seek opportunities to obtain patent protection. We do not currently hold any patents.

The Company has a federally registered trademark for the Company’s name, “theMaven”; US TM App. No. 87/196,910, Filing Date: October 7, 2016 (serial number 87196910).

Seasonality

Once we are providing services to our customer base, we expect to experience typical media company ad and sponsorship sales seasonality, which is strong in the fourth quarter and slower in the first quarter.

Competition

Currently we believe that there are dozens of competitors delivering niche media content on the web and on mobile devices. All those competitors use mobile alerts, invest heavily in video and leverage social media. We believe that theMaven has developed distribution, production and technology tactics that are superior because our tactics in the past have proven to be highly engaging and effective for our particular model, which organizes channels into interest groups, led by its expert partners – the Channel Partners.

The web provides unlimited access to the market by niche or general media companies, so there are a large number and variety of direct competitors of theMaven competing for audience and ad and sponsorship dollars. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future there may be strong competitors that will compete with theMaven in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those market more effectively. Below is a list of possible competitors and categories:

•	Vice – niche content, leveraging social, mobile and video

•	Buzzfeed – socially enabled content

•	Business Insider – expert, niche content, leveraging social, mobile and video

•	WordPress, YouTube, Twitter, Facebook – open platform to all, also includes experts and professionals

•	Medium - publishing

•	Reddit – community, UBC focused, including delivery of niche content

•	Affiliate “networks” such as Liberty Alliance – publishing, advertising

•	Fortune, CNN, Yahoo!, Google, et al - all major media companies are investing in deep content for users and leveraging social media in their own way, to reach and engage users more effectively.

We anticipate that theMaven will compete on the basis of its technology, ease of use, value delivered to both consumers and Channel Partners, and platform evolution through a continuing development program. We believe that theMaven methods, technology and experience will enable it to compete for a material amount of market share of media dollars and subscription revenue. We also believe theMaven will rapidly establish a reputation for its business, distribution and technology methods within selected initial markets, which can be enhanced over time as theMaven gains customer awareness and channel partner success. Concurrent with the growth of its customer base, we believe theMaven will develop brand awareness, which translates to sponsorship support, and will obtain data from its users that will allow theMaven to expand our content and advertising offerings.

Research and Development

We believe that innovation is one of the keys to our competitiveness, and innovation will be necessary for future sustained growth. To the extent it is able, and given the limited financial resources at our disposal, the Company is investing in core technical competencies to be able to do more product development. Furthermore, we will file to protect our intellectual property in appropriate market segments.

In the period since Inception on July 22, 2016 through December 31, 2016, the Company has spent $951,887, including $207,217 of stock-based compensation, for research and development, of which $540,146 was capitalized as Website Development Costs and $411,741 was expensed as Research and Development Costs. The Company expects that in future periods it will continue to use a substantial amount of its financial resources for research and development of its platform and products.

Employees

As of March 31, 2017, the Company had nineteen full-time employees, of which four were in senior executive positions, eight were in software development, testing, and operations, five were in business and network development and two were in user experience and design. None of the employees are covered by any collective bargaining agreement. In the future, theMaven expects to expand its management employees for financial compliance, and add operational employees as the channel partner network expands. Its future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical and management personnel.

Government Regulations

Our operations, once commenced in the public sphere will be subject to a number of U.S. federal and state laws and regulations that involve privacy, rights of publicity, data protection, content regulation, intellectual property, or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. Most states have enacted some form of data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering laws for or have enacted laws about information security regulations and may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of their states. Data privacy and information security legislation also is being considered at the federal level, among other statutes and regulations concerning privacy of individuals and use of internet and market information. In the United States the FTC and attorneys general in several states have oversight of business operations concerning the use of personal information and breaches of the privacy laws under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by it and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. We will have to review our privacy policies and our overall operations on a regular basis to assure compliance with applicable U.S. federal and state laws, and to the extent applicable, any foreign laws. Our business could be adversely affected if new regulations or decisions regarding the storage, transmission, use and/or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use the information, or if government authorities or private parties challenge our privacy practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

The United States Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, regulating “commercial electronic mail messages” (i.e., e-mail), the primary purpose of which is to promote a product or service. The FTC has promulgated various regulations applying CAN-SPAM and has enforcement authority for violations of CAN-SPAM. Any entity that sends commercial e-mail messages for itself and clients, and those who re-transmit such messages, must adhere to the CAN-SPAM requirements. Violations of its provisions may result in civil money penalties and criminal liability. Compliance with these provisions may limit our ability to send certain types of e-mails on our own behalf and on behalf of our advertising clients. While we intend to operate our businesses in a manner that complies with the CAN-SPAM provisions, we may not be successful in so operating. If it turns out we have violated the provisions of CAN-SPAM we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

In addition to the federal CAN-SPAM regulations, many states have comparable legislation. There have been a number of cases brought as class actions based on the federal and state statutes. At the state level the courts have tended to decide in favor of the plaintiffs and awarded substantial damages. An award of damages, at either the federal or state level could have a detrimental impact on our financial results.

Social networking websites are under increasing scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil and/or criminal penalties on owners or operators of social networking websites.

The FTC regularly considers issues relating to online behavioral advertising and has issued reports containing a new set of “guidelines” for industry self-regulation. The FTC’s reports and issue consideration may result in future regulation at the federal and state levels of the collection and use of online consumer data, which could potentially place restrictions on our ability to utilize our database and other marketing data on our own behalf and on behalf of our advertising clients, which may adversely affect our business.

Legislation concerning the above described online activities has either been enacted or is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws.

Governments of states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/or operate in those jurisdictions. As our platforms, products and advertisement activities are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions.

Property

theMaven currently subleases approximately 2,900 square feet for its executive offices and operational facilities on a month-to-month basis at 2125 Western Avenue, Suite 502, Seattle, WA 98121. The annual lease payments aggregate to approximately $72,000. The Company believes that the rates it is paying under its property lease are competitive in the Seattle real estate market, and it would be able to find comparable lease properties in the event it changed locations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge after we electronically file or furnish them to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We assume no obligation to update or revise forward looking statements in this Current Report on Form 8-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

ITem 1A.  RISK FACTORS

Because we are an early growth company, we face many obstacles as a new venture, and therefore we may never be able to fully execute our business plan. To date, our operations have focused on research and development and initial business development efforts. We have no revenues to date. If we are not able to develop our revenues, obtain additional capital as needed from time to time, and achieve market acceptance for our technology platform, we will have to reduce or curtail our business operations. In such case, investors will lose all or a portion of their investment.

Because our business and marketing plans may be unsuccessful, we may not be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow that is sufficient to fund operations or finding adequate investment or borrowed capital to support our operations. To date we have relied entirely on equity financing and loans from our shareholders and related parties to fund our operations. Our platform and product development objectives and our business and marketing plans may not be successful in achieving a sustainable business and generating revenues. We have no arrangements in place for sufficient financing to be able to fully implement our business plan. If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations. In such case, investors will lose all or a portion of their investment.

We currently have been generating operating losses, and we may never achieve profitability. We have had and we expect to continue to have losses in the near term and will rely on capital funding or borrowings to fund our operations. To date, capital funding has been limited in amount. We cannot predict whether or not we will ever become profitable or be able to continue to find capital to support our development and business plan.

We have a limited operating history, which makes it difficult to forecast whether or not our business will be successful. Since founding of theMaven in July 2016, the management team has focused entirely on the theMaven Platform development and product strategy, hiring technological talent, and signing channel partners. Accordingly, we have only a limited operating history in the development stage and no market oriented operations; this limited operating experience makes it difficult to forecast our future operating results. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and product introduction, particularly companies engaged in rapidly evolving technology offerings and markets. There can be no assurance that we will be successful in addressing these risks and keeping pace with developments, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be variable, and therefore our future prospects may be difficult for investors and analysis to assess. Our operating results are likely to fluctuate significantly in the future due to a variety of factors. Due to the potential breadth of the markets in which we plan to deploy our platform and seek market acceptance and our limited operating history, we believe it will be difficult to accurately forecast our revenues and operating results in our market launch phases. Factors that may slow or harm our business or cause our operating results to fluctuate include the following:

•	The market acceptance of, and demand for, our products;

•	Our inability to attract new Channel Partners and Internet unique visitors or maintain existing users satisfaction at a reasonable cost;

•	The revenue based on our technology;

•	Changes in alternative technologies, industry standards and customer or end user preferences;

•	The length of our advertising and membership sales cycles;

•	The timing of customer payments and payment defaults by customers;

•	Our inability to attract and retain key personnel, including experienced software developers;

•	A gain or loss of significant customers and publishers or their confidence in our platform;

•	Software design, development and operational defects and other quality problems;

•	Significant security breaches, technical difficulties, or interruptions to our technology platform;

•	Economic conditions affecting our potential customers;

•	Extraordinary expenses such as litigation;

•	The number, timing and significance of product enhancements and new product introductions by competitors; and

•	Our failure to increase sales and or penetrate new markets.

Any change in one or more of these factors, as well as others, could cause our annual or quarterly operating results to fluctuate. Any change in one or more of these factors could reduce our gross margins in future periods.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed. There are many players in the digital media market. The market offerings range from groups of similar media to some that are unique, but quickly replicable. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer and user requirements and trends. With the introduction of new technologies, the evolution of our platform, and new market entrants, we expect competition to intensify in the future. Some of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than we do. As a result, they may be able to respond more rapidly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, our customers and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could adversely affect our revenues and operating results.

We are dependent upon the acceptance of theMaven platform. The market for our media platform is constantly evolving and is characterized by rapid change and competitor entrants. Our future operating results depend on the development and growth of the market for our media platforms. We intend to spend considerable resources educating potential channel partners and the ultimate users about our platforms. However, we cannot provide assurance that such expenditures will enable our platform to achieve or maintain any significant degree of market acceptance.

We may have difficulty managing our growth. As we approach the launch of our technology platform, we expect to add channel partner and end-user support capabilities, to continue software development activities and to expand our administrative operations. This expansion is expected to place a significant strain on our management, operational and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service and financial systems, procedures and controls and expand, train and manage our growing employee base. We also will be required to expand our finance, administrative, technical and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

The strategic relationships that we may be able to develop and on which we may come to rely may not be successful. We will seek to develop strategic relationships with advertising, media, technology and other companies to enhance the efforts of our market penetration, business development, and advertising sales revenues. These relationships are expected to, but may not, succeed. There can be no assurance that these relationships will develop and mature, or that potential competitors will not develop more substantial relationships with attractive partners. Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

If our efforts to attract and retain users are not successful, our business will be adversely affected. We are currently developing our platforms and do not yet have any users of our services. In the future, our ability to attract users will depend in part on our ability to provide our users with unique and focused content choices. The relative service levels, content offerings, pricing and related features of competitors to our service and products may adversely impact our ability to attract and retain users. If users do not perceive our service offering to be of value, we may not be able to attract and retain users and may not be able to get any revenue from paid membership. Furthermore, if we cannot build a meaningful membership base, we may not be able to engender interest from potential advertisers and generate any revenue from advertising and sponsorship. Even if we can successfully attract users to subscribe for our services, users will be able to cancel our service for many reasons. We must continually add new users both to replace canceled memberships and to grow our business beyond the then current user base. If we are unable to successfully attract users, our business will be adversely affected.

The sales and payment cycle for online advertising is long, and such sales may not occur when anticipated or at all. The decision process is typically lengthy for brand advertisers and sponsors to commit to online campaigns. Some of their budgets are planned a full year in advance. The decision process for such purchases is subject to delays and aspects that are beyond our control. In addition, some advertisers and sponsors take months after the campaign runs to pay, and some may not pay at all, or require partial “make-goods” based on performance. As we have not commenced substantive approaches to the Channel Partners, we cannot yet determine the terms of use they will demand or their payment behavior. Any delay or loss in sales of online advertising could adversely affect our operating results.

The sales cycle for paid memberships may be longer than currently anticipated. We anticipate selling the memberships directly to consumers via online methodologies. It may take longer than we currently anticipate to start generating a significant volume of subscribers. We understand that we will have to convince consumers to purchase memberships, which in turn will depend on their perception of the value provided by our channel partners’ content and communities. Such value perception is subject to aspects that are beyond our control. Sales will usually be through online credit card transactions; these types of transactions are subject to chargebacks and cancellations that may reduce revenues. Any delay in generating membership sales or losses in sales of online memberships could adversely affect our operating results.

We are dependent on the continued services and on the performance of our senior management and other key personnel. The loss of the services of any of our executive officers, such as Messrs. Heckman, Sornsin and Joldersma or other key employees could have a material adverse effect on our business, operating results and financial condition. Although we have employment contracts with our key personnel, these are at will employment agreements, albeit with non-competition and confidentiality provisions and other rights typically associated with employment agreements. We also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales, operational, business development and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain necessary skilled personnel could have a material adverse effect on our business, operating results and financial condition.

Our revenues could decrease if our platforms do not operate as intended. Our platform technologies will perform complex functions and are vulnerable to undetected errors or unforeseen defects that could result in a failure to operate or inefficiency. There can be no assurance that errors and defects will not be found in current or new products or, if discovered, that we will be able to successfully correct them in a timely manner or at all. The occurrence of errors and defects could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, increased development costs, diversion of development resources and injury to our reputation or damage to our efforts to build brand awareness.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. Our growth will depend in part on the ability of our users and channel partners to access our technology platform at any time and within an acceptable amount of time. We believe that our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that once theMaven platforms are up and running, we may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform software simultaneously, denial of service attacks, or other security related incidents. Until we have operating experience, we may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain and/or improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, we expect our channel partner agreements to include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

We intend to operate our exclusive network of professional-managed online media channels on third party cloud platforms and data center hosting facilities. We will rely on software and services licensed from, and cloud platforms provided by, third parties in order to offer our digital media services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our business. Any damage to, or failure of, these third-party systems generally could result in interruptions in the availability of our digital media services. As a result of this third-party reliance, we may experience the aforementioned issues, which could cause us to render credits or pay penalties, could cause channel partners to terminate their contractual arrangements with us, and could adversely affect our ability to grow our audience of unique visitors, all of which could reduce our ability to generate revenue. Our business would also be harmed if our customers and potential customers believe our product and services offerings are unreliable.

Real or perceived errors, failures, or bugs in our technology platforms could adversely affect our operating results and growth prospects. Because our technology platform will be complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Despite testing by us, errors, failures, vulnerabilities, or bugs may not be found in our technology platform until after they are deployed to our customers. We expect from time to time to discover software errors, failures, vulnerabilities, and bugs in our technology platforms and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to channel partners and used by subscribers. Real or perceived errors, failures, or bugs in our software could result in negative publicity, loss of or delay in market acceptance of our technology platforms, loss of competitive position, or claims by channel partners or subscribers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

If we are unable to develop and maintain successful relationships with channel partners and publishers, our business, operating results, and financial condition could be adversely affected. We believe that growth in our business is dependent upon identifying, developing, and maintaining strong relationships with channel partners that can drive substantial revenue by delivering strong content and communities to end users. If we fail to identify channel partners that provide the right content and foster the communities we need for growth and branding, in a timely and cost-effective manner, or at all, or are unable to assist our channel partners in delivering great content and communities that drive both advertising and membership and subscription revenue, our business, results of operations, and financial condition could be adversely affected. If our channel partners do not effectively deliver great content and communities, or fail to meet the needs of end users, our reputation and ability to grow our business may also be adversely affected.

If the protection of trademark, brands and other proprietary rights is inadequate, we could lose our proprietary right, suffer a diminution of reputations and experience a loss of revenues. Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. Despite these precautions, it may be possible for unauthorized third parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. There can be no assurance that our platforms will be protectable by patents, but if they are, any efforts to obtain patent protection that is not successful may harm our business in that others will be able to use our technologies. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact any patent rights that we may obtain. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we resort to legal proceedings to enforce our IP rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations.

The brand “TheMaven®” and any related trademarks will be an important part of our sales effort. We believe that establishing and maintaining the “TheMaven®” brand name and any related trade and service marks will be important to our success and crucial in gaining new users and new channel partners and publishers. The importance of brand recognition may increase as a result of established and new competitors offering service and products similar to ours. To the extent we are able, with our limited funding and personnel, we intend to increase our marketing and branding expenditures in an effort to increase awareness of “TheMaven®” brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, we may be unable to obtain sponsorships or generate any revenue, and our business could be harmed.

Intellectual property claims against us can be costly and could impair our business. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. Although we take significant steps to make sure that our technologies do not infringe on the rights of others, as our employees have worked in our industry for many years, there is always the possibility that another person or company may assert that we have built on their proprietary rights. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, or product launch delays, any of which could adversely impact our business. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, if at all. If there is a successful claim of intellectual property infringement against us and we are unable to develop non-infringing technology or to license the infringed or similar technology on a timely basis, our business could be impaired.

We will be subject to a wide range of privacy laws and other internet laws. A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues, the use of personal information, market collection data and activities that might be considered spam. Enforcement may be by state attorney general offices and federal prosecutors acting under a wide range of state and federal laws about privacy, data collection and use of the internet in certain ways, some of which laws may be applicable to us through our users and clients, such as our advertisers, within our communities. Some laws require encryption systems which may make our operations more costly to develop and monitor for continuing compliance. Overall, all of these laws will require substantial compliance efforts, which will be at an economic cost to us. If we violate these laws, we may be subject to monetary penalties and other civil fines. Some statutes may have criminal liability associated with violations. These laws are under constant review and amendment or addition as issues are seen to develop as the internet continues to become a more active part of the way we do business and interact. Our business could be adversely affected if there are new laws and regulations or decisions that are restrictive or impose difficult or expensive operations processes regarding the storage, transmission, use and/or disclosure of personal information and use of the social media aspects of our platforms and products or otherwise affect our users, advertisers and media partners. We cannot currently indicate what new legislation or regulation that might be that would impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use the information, or if government authorities or private parties challenge our privacy and business practices.

Prior employers of our employees may assert violations of past employment arrangements. Our employees are highly experienced, partly because they have worked in our industry for many years; prior employers may try to assert that our employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. We believe that all of our employees are free to work for us in their various capacities and have not breached past employment arrangements. Notwithstanding our care in our employment practices, a prior employer may assert a claim. Such claims will be costly to contest and highly disruptive to our work environment, and may result in a detrimental effect on our operations.

Our products may require availability of components or known technology from third parties and their non-availability can impede our growth. We license/buy certain technology integral to our products from third parties, including open-source and commercially available software. Our inability to acquire and maintain any third-party product licenses, or integrate the related third-party products into our products in compliance with license arrangements, could result in delays in product development until equivalent products can be identified, licensed and integrated. We also expect to require new licenses in the future as our business grows and technology evolves. We cannot provide assurance that these licenses will continue to be available to us on commercially reasonable terms, if at all.

Government regulations may increase our costs of doing business. The adoption or modification of laws or regulations relating to online media, communities, commerce, security and privacy could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, security, libel, consumer protection and taxation apply. Laws and regulations directly applicable to Internet activities are becoming more diverse and prevalent in all global markets. We must comply with regulations in the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of Internet content, commerce and communities may prompt calls for more stringent consumer protection laws, privacy laws and data protection laws, both in the United States and abroad, as well as new laws governing the taxation of these activities. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results and financial condition

We will require additional capital in the future, which may not be available on terms acceptable to us, or at all. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our offerings and competing technological and market developments. We will to need to raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such funding, will be available on terms acceptable to us, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. Strategic arrangements may require us to relinquish our rights or grant licenses to some or substantial parts of our intellectual property. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of our existing capital stock. If adequate funds are not available on acceptable terms, we may not be able to continue operating, develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

Management has the right to vote a substantial amount of the Common Stock, and will be able to influence the business of the Company. Management, including the directors and officers of the Company, beneficially own about 13,606,662 shares of Common Stock, representing about 50% of the Common Stock. As a result of this amount of ownership, management will be able to influence the election of directors and will be able to influence the business plan and overall business direction of the Company.

There is not an active market for the Common Stock. We provide no assurances of any kind or nature whatsoever that an active market for the Common Stock will ever develop. There has been no sustained activity in the market for the Common Stock. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in the Common Stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the Company for an indefinite period of time. If an active market ever develops for the Common Stock, we anticipate that our then financial condition, platform and product offerings, and our roll out strategy and implementation will greatly impact the market value of the Common Stock. The market value at any point in time may not reflect the value of the business or our business prospects.

There may be no liquid market for our Common Stock. Even if a trading market develops over time, we cannot predict how liquid that market might become. The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.

These factors include:

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors of acquisitions, new products and services, significant contracts, commercial relationships or capital commitments;

•	Disruption or substantive changes to our operations;

•	Variations in our sales and earnings from period to period;

•	Commencement of, or our involvement in, litigation;

•	Any major change in our board or management;

•	Changes in governmental regulations or in the status of our regulatory approvals; and

•	General market conditions and other factors, including factors unrelated to our own operating performance.

In addition, the stock market in general experiences price and volume fluctuations that often are unrelated or disproportionate to the operating performance of public companies. These broad market and industry factors may seriously harm the market price of the Common Stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources. We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that the Sarbanes requires publicly-traded companies to obtain.

Investor confidence and market price of our shares may be adversely impacted if we are unable to attest to the adequacy of the internal controls over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002. The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of their internal controls over financial reporting. We have reported in the Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2016, that management concluded there is a material weakness in our internal controls and procedures. The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. These weaknesses are also due to our lack of additional accounting and operational staff. To remedy this material weakness, we plan to engage an internal accounting staff to assist with financial reporting.

We may not be able to attract the attention of major brokerage firms or securities analysts in our efforts to raise capital. In due course, we plan to seek to have the Common Stock quoted on a national securities exchange in the United States. There can be no assurance that we will be able to garner a quote for the Common Stock on an exchange. Even if we are successful in doing so, security analysts and major brokerage houses may not provide coverage of us. We may also not be able to attract any brokerage houses to conduct secondary offerings with respect to our securities.

Because we will be subject to the “Penny Stock” rules as our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced. If a trading market does develop for our stock, it is likely that our stock will be subject to the regulations applicable to "Penny Stock." The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of the Common Stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Common Stock, which may limit your ability to buy and sell our stock.

Because future sales by our stockholders could cause the stock price to decline, our investors may lose money on their investment in our stock. No predictions can be made of the effect, if any, that market sales of shares of the Common Stock or the availability of such shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of the Common Stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

theMaven currently subleases approximately 2,900 square feet for its executive offices and operational facilities on a month-to-month basis at 2125 Western Avenue, Suite 502, Seattle, WA 98121. The annual lease payments aggregate to approximately $72,000. The company believes that the rates it is paying under its property lease are competitive in the Seattle real estate market, and it would be able to find comparable lease properties in the event it changed locations.

Item 3. Legal Proceedings

The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

The Company’s common stock started trading on March 2, 2017 on the OTCQB, under the trading symbol “MVEN”.  Between December 1, 2016 and March 1, 2017, the Company’s common stock traded on the OTC “Pink Sheets” under the trading symbol “MVEN”. And prior to December 1, 2016, the Company’s common stock was traded on the OTC “Pink Sheets” under the trading symbol “ISSM”. The following table sets forth the high and low bid prices for each quarterly period in the past two fiscal years, as reported by the NASDAQ on-line web site www.otcmarkets.com for shares of the Company’s common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	(MVEN)
	High	Low
2016 (1)

First Quarter	$0.19	$0.12
Second Quarter	$0.20	$0.15
Third Quarter	$0.20	$0.16
Fourth Quarter	$1.25	$0.15

2015 (1)

First Quarter	$0.17	$0.09
Second Quarter	$0.20	$0.14
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.20	$0.11

(1) The above table reflects prices pre-recapitalization through November 3, 2016 for Integrated Surgical Systems, Inc., under the trading symbol “ISSM”. The post-recapitalization Company’s stock traded under the symbol “ISSM” from November 4, 2016 through November 30, 2016. Beginning December 1, 2016, the Company has traded under the symbol “MVEN”.

Holders

As of May 5, 2017, there were approximately 123 holders of record of the common stock. The Company believes that there are additional holders of the common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders.

Dividends

The Company has never paid cash dividends on its common stock, and its present policy is to retain any future earnings in the Company. See “Item 1, Business”.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

On December 19, 2016, the Company’s board of directors approved the ability of management to issue warrants to Channel Partners that would allow the warrant holders to purchase up to a maximum of 5,000,000 warrants in the aggregate. The warrants will be issued to individual Channel Partners with individualized vesting criteria under a program designed to encourage the Channel Partner to drive user traffic and generate new Channel Partner participants on TheMaven Platform. The warrants have a composition of vesting that is time based and performance based. The Company has granted since inception of the program an aggregate of 2,075,000 warrants through May 5, 2017 at exercise prices ranging from $0.95 to $1.33 per share, with expiration periods ending from December 19, 2021 to May 5, 2022. These Channel Partner warrants have no registration rights, and vest over three years. None of the Channel Partner warrants are yet vested.

On December 19, 2016, the Company’s board of directors approved the 2016 Stock Incentive Plan. Under the plan, the Company has authorized a maximum of 1,670,867 shares of common stock that may be subject to the award option. The Company has granted options for 1,224,137 shares through May 5, 2017, at exercise prices ranging from $1.02 to $1.23 per share, with expiration periods ending from December 28, 2026 to May 5, 2027, and vest over three years. None of these options are yet vested. The plan has not been approved by the shareholders of the Company at this time.

The following table provides information as of December 31, 2016 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)		(b)	(c)
Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation not approved by security holders	175,000	(1)	$0.17	-0-

Equity compensation not approved by security holders (options)	100,137		1.02	1,570,730

Equity compensation not approved by security holders (warrants)	350,000		1.05	4,650,000

Total	625,137		$0.80	6,220,730

(1)	Consists of: 175,000 stock options granted to directors and officers, which are fully vested, expire in May 2019 and have an exercise price of $0.17 per share.

Recent transactions

On October 4, 2016, the Company issued 31,251 shares of common stock to one director, and 15,625 shares of common stock to a second director as compensation for the three months ended September 30, 2016. These shares, totaling 46,876, were valued at a per share price of $0.20, or a total of $9,375.

On January 18, 2017, the Company issued 2,976 shares of common stock to one director, and 5,953 shares of common stock to a second director as compensation for the three months ended December 31, 2016. These shares, totaling 8,929 were valued at a per share price of $1.05, or a total of $9,375.

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

Private Placement of Common Stock

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The approximate transaction costs of $424,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.  The net cash proceeds were approximately $3.5 million.  The shares issued through this offering have registration rights, and it is expected that registration will be filed within approximately forty-five days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

Penny Stock

On March 31, 2017, there were 22,056,461 shares of the Company’s common stock outstanding, as quoted on the OTCQB at $1.24 a share, giving the Company a market capitalization of approximately $27.35 million.  The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”.  SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Overview

The Company was incorporated under the name of Integrated Surgical Systems, Inc. in Delaware in 1990. It was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, Integrated completed the sale of substantially all of its operating assets. After completion of the sale, the Integrated no longer engaged in any business activities and then sought to locate a suitable acquisition target to complete a business combination. From June 2007 until the closing of the Recapitalization on November 4, 2016, the Integrated was a non-active “shell company” as defined by regulations of the SEC. As a result of the Recapitalization, on a going forward basis, the Company will continue to file its public reports with the SEC on an operating company basis. On December 2, 2016, the corporate name was changed from “Integrated Surgical Systems, Inc.” to “theMaven, Inc.”

theMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “theMaven Network, Inc.” theMaven Network, Inc. is a 100% owned subsidiary of the theMaven, Inc.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

The Company has not generated any operating revenues since July 22, 2016 (Inception) and has financed its operations through (a) The Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) a private placement of common stock in April 2017. The Company has incurred operating losses and negative operating cash flows since July 22, 2016 (Inception), and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

In April 2017, the Company completed a private placement of its common stock, raising proceeds of $3,765,000 in gross proceeds. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. There can be no assurances that the Company will be able to secure any additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company's ongoing cash requirements, the Company would be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

Results of Operations for 2016

For the period from July 22, 2016 (Inception) to December 31, 2016, total net loss was approximately $2,187,758, or $0.65 loss per basic and diluted share.

Operations

Results of Operations for the Company for period from July 22, 2016 (Inception) to December 31, 2016

Research and development expenses	$411,741
General and administrative expenses	$1,772,169
Loss from operations	$(2,183,910)

Research and development expenses

In the period since its inception on July 22, 2016 through December 31, 2016, the Company spent $951,887 including 207,217 of stock-based compensation of which $540,146 was capitalized as Website Development Costs incurred during the application development stage and $411,741 was expensed as Research and Development Costs incurred during the preliminary project stage.

General and administrative expenses

General and administrative expenses for the period July 22, 2016 (Inception) to December 31, 2016 were $1,772,169 including of stock based compensation of $1,037,927. Our expenses are due to our general administrative expenses of carrying on a business, including administrative compensation, office space lease expense, and legal and accounting expenses.

Liquidity

Working Capital

As of December 31, 2016

Current Assets	$719,881
Current Liabilities	$(346,327)
Working Capital	$373,554

As of December 31, 2016, the Company had working capital $373,554, $719,881 in total current assets, and $346,327 in total current liabilities.

Period from Inception July 22, 2016 to December 31, 2016
Net Cash Used in Operating Activities	$(1,137,913)
Net Cash Provided by Investing Activities	518,532
Net Cash Provided by Financing Activities	$1,217,675
Increase in Cash during the Period	$598,294

Cash, End of Period	$598,294

From inception on July 22, 2016 to December 31, 2016, net cash used in operating activities was $1,137,913.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on April 4, 2017, will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future. We have no contracts or arrangements for any additional funding at this time. There can be no assurance that we will be able to raise any funding or will be able to meet our accrued obligations. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Seasonality

Once we are actively providing services to our customer base, we expect to experience typical media company ad and sponsorship sales seasonality, which is strong in the fourth quarter and slower in the first quarter.

Effects of Inflation

To date inflation has not had a material impact on our business or operating results.

Significant Accounting Policies and Estimates

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of Subsidiary for the period from July 22, 2016 (Inception) to December 31, 2016 and that of Integrated after the Closing (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

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

Fixed Assets

Fixed assets are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Office equipment and computers	3-5 years
Furniture and fixtures	5-8 years
Website development costs	2-3 years

Intangible Assets

The intangible assets consist of the cost of a purchased website domain name with an indefinite useful life.

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended December 31, 2016.

Website Development Costs

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense within the consolidated statement of comprehensive loss. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality.

The Company capitalizes internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized website and software development projects related to the Company’s technology platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $411,741 for the period from July 22, 2016 (Inception) to December 31, 2016.

Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with FASB ASC 820, the Company measures its derivative liability at fair value. The Company’s derivative liability is classified within Level 3.

The carrying value of other current assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk

Cash

The Company maintains cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit throughout the year. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash.

Stock-based Compensation

The Company provides stock-based compensation in the form of (a) restricted stock awards to employees, (b) vested stock grants to directors, (c) stock option grants to employees, directors and independent contractors, and (d) common stock warrants to Channel Partners and other independent contractors.

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation to employees and directors. The estimated fair value of stock based awards is recognized as compensation expense over the vesting period of the award. We have adopted ASU 2016-09 in 2016 with early application and account for actual forfeitures of awards as they occur.

The fair value of restricted stock awards by Subsidiary at Inception was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization.

Restricted stock that was subject to an escrow arrangement and/or a performance condition in conjunction with the Recapitalization was remeasured and fair value was estimated using the quoted price of our common stock on the date of the Recapitalization. The Company uses a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow.

The fair value of fully vested stock awards is estimated using the quoted price of our common stock on the date of the grant. The fair value of stock option awards is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life.

The Company accounts for stock issued to non-employees in accordance with provisions of FASB ASC 505-50, “Equity Based Payments to Non-Employees.” FASB ASC 505 -50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliability measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date). Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The fair value of common stock warrants is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company uses a Monte Carlo simulation model to determine the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform.

The Company issues common stock upon exercise of equity awards and warrants.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising primarily as a result of net operating loss carry-forwards, and research and development credit have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from July 22, 2016 (Inception) to December 31, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at December 31, 2016.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At December 31, 2016, potentially dilutive shares outstanding amounted to 14,510,126.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue to date. The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company's financial condition and the results of its operations.

In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company's industry is characterized by rapid changes in technology and market demands. As a result, the Company's products, services, and/or expertise may become obsolete and/or unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

Recently Adopted Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provided guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing these consolidated financial statements management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As fully described in Note 3 of the consolidated financial statements, the Company believes that it does not have sufficient funds to support its operations through the end of first quarter of 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Management has adopted this standard early in 2016 and it did not have a material effect on the financial statements and related disclosures.

Recent Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have any impact on Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  No early adoption is permitted.  Management is currently assessing the potential impact of adopting ASU 2016-15 on the financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance in ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASC 606 requires the Company to make significant judgments and estimates. ASC 606 also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has also issued several additional ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for calendar year end reporting companies), including interim reporting periods within that reporting period. Early adoption is permitted.

The Company has not yet estimated the financial statement impact of the expected changes. The Company will continue to assess the impact of ASC 606 as it works through the adoption in 2017.

Management believes that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on the Company’s consolidated financial statement presentation or disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The information that appears following Item 15 of this Report is incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2016, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; (3) the Company engages independent consultants for significant financial reporting activities and determinations, (4) the Company does not engage persons with substantive GAAP experience or training and engages third party consultants for critical GAAP analysis and valuation assessments in the preparation of its financial statements, and (5) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the current directors and executive officers of theMaven. Directors are to be elected each year by our stockholders at an annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. Executive officers are appointed by our board of directors. Each executive officer holds his office until he resigns or is removed by the board of directors or his successor is appointed and qualified.

Name	Age	Title
James C. Heckman	51	President, Chief Executive Officer and Director
Gary Schuman	49	Chief Financial Officer
William Sornsin	55	Chief Operating Officer and Secretary
Benjamin Joldersma	38	Chief Technology Officer
Ross Levinsohn	53	Director
Christopher Marlett	52	Director
Robert M. Levande	68	Director
Peter Mills	61	Director

Biographical Information on Officers and Directors

Each of the directors on our Board of Directors was elected because he has demonstrated an ability to make meaningful contributions to our business and affairs, has a reputation for honesty and ethical conduct, has strong communication and analytical skills, and has skills, experience and background that are complementary to those of our other Board members. Messrs. Marlett and Levande have extensive financing and investment banking experience and other managerial experience with development and early stage operating companies and helping those companies define their business strategies and implementing business plans. Messrs. Heckman and Levinsohn have extensive experience in the media, internet media, advertising and online communities, which are the business focuses of the Company. Mr. Mills has decades of experience in the high-technology products businesses and involvement with early stage companies.

James C. Heckman has been the Chief Executive Officer and President and a director of the Company since November 2016, and was the Chief Executive Officer and President and a director of theMaven from July 2016. Mr. Heckman has extensive experience in Internet media, advertising, video and online communities. He was the CEO of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from October 2013 to May 2016, and Chairman of the Board from May 2016 to July 2016. From April, 2011 to August, 2012, Mr. Heckman served as Head of Global Media Strategy for Yahoo!, leading all significant transactions and revenue strategy under Ross Levinsohn, where he architected the AOL/MSN/Yahoo! partnership. He was previously Founder and CEO of 5to1, an advertising platform, from August, 2008 through its 2011 sale to Yahoo!; Chief Strategy Officer of Zazzle.com 2007-2008; Chief Strategy Officer at FOX Interactive Media 2005 2007, where he architected the Myspace/Google ad alliance and was instrumental in the formation of what is now Hulu; Founder/CEO of Scout.com, from April 2001 through to its sale to Fox in September 2005; Founder/CEO of Rivals.com from 1997 to 2000; and President and Publisher of NFL Exclusive, official publication for every NFL team, from 1991 to 1998. He holds a Bachelor of Arts in Communications from the University of Washington.

Gary Schuman has been the Chief Financial Officer of the Company since November 2016, and was the Chief Financial Officer of Integrated from January 2010 through November 2016.  Mr. Schuman has been the Chief Financial Officer and Chief Compliance Officer of MDB Capital Group LLC since November 2009, and has been Chief Financial Officer of Imagen Biopharma, Inc. since January 2015.  From November 2014 to November 2015, he was the Chief Financial Officer of Electroblate, Inc., now Pulse Biosciences, Inc. From September 2003 to November 2009, he was the Chief Financial Officer and Chief Compliance Officer of USBX Advisory Services, LLC, an investment banking firm focused on mergers and acquisitions, and Chief Financial Officer of its parent company, USBX, Inc. Prior to 2003 he held supervisory positions at several securities broker-dealers in Los Angeles. Mr. Schuman earned a Bachelor of Arts degree in Economics from UCLA and a Masters of Business Administration from the Marshall School of Business at the University of Southern California.

William Sornsin has been the Chief Operating Officer of theMaven since July 2016 and became the Chief Operating Officer of Integrated at the Recapitalization. Mr. Sornsin was CTO of North American Membership Group, Inc., including its subsidiary Scout Media, Inc. from October, 2013 to January 2016, and COO from January 2016 to July 2016. Mr. Sornsin ran MSN's Core Technology team before joining Heckman in 1999 as co-founder and CTO of Rivals.com. In 2001 he became co-founder and CTO and COO for the original Scout.com, and served as VP Engineering and Operations at Fox Interactive Media after Scout's 2005 acquisition. Prior to Rivals and Scout, Sornsin held a variety of product and program management roles at Microsoft. He holds a Bachelor of Science in Electrical/Computer Engineering from the University of Iowa and a Masters of Business Administration from UCLA.

Benjamin Joldersma has been the Chief Technology Officer of the Company since November 2016 and of theMaven since July 2016. Mr. Joldersma has developed a deep expertise in large-scale systems, rapid development and online product innovation. He was CTO of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from January, 2016 to July 2016, and Chief Product Officer (responsible for product vision and all software engineering) from October 2013 to January 2016. Mr. Joldersma was a Senior Software Engineer at Google from December 2012 to October 2013, working on imagery related products under the Geo organization, and Principal Software Engineer at Yahoo! from June 2011 to December 2012, working on advertising platform technology. He was System Architect at 5to1 from August 2008 through its June 2011 sale to Yahoo!. Earlier Mr. Joldersma held software architecture and engineering positions at Skull Squadron from 2007to2009 (also its founder); All-In-One Creations from 2004to2007 (co-founder); aQuantive in 2006 (contract position); Pacific Edge Software in 2005; Scout.com from 2001 to2005; Rivals.com from 1999 to2001; and Microsoft from 1998 to1999 (contract position). He studied Computer Science at the University of Puget Sound.

Ross Levinsohn has been a director of the Company since November 2016. Mr. Levinsohn also serves as a director of Tribune Media company, a diversified media and entertainment business. Previously, Mr. Levinsohn served as chief executive officer at Guggenheim Digital Media, an affiliate of Guggenheim Securities, from January 2013 to June 2014. Mr. Levinsohn served as interim chief executive officer from May 2012 to August 2012 and executive vice president, head of global media at Yahoo! Inc., a multinational internet company, from March 2012 to August 2012. Prior to that post he was executive vice president of the Americas region for Yahoo from October 2010 until 2012. Mr. Levinsohn co-founded Fuse Capital, an investment and strategic equity management firm focused on investing in and building digital media and communications companies. Prior to Fuse Capital, Mr. Levinsohn served as President of Fox Interactive Media, a wholly owned unit of News Corporation. Prior to this post, he served as senior vice president and general manager of Fox Sports Interactive Media. Mr. Levinsohn also held senior management positions with AltaVista, CBS Sportsline and HBO. Mr. Levinsohn currently serves on the board of Zefr, Inc., which provides solutions for professional content owners on YouTube, and the National Association of Television Program Executives (NATPE), and previously held board positions with Freedom Communications, Inc., Napster, Inc., Generate, BBE Sound, Crowd Fusion and True/Slant. Mr. Levinsohn received a Bachelor of Arts in Broadcast Communications from American University.

Christopher A. Marlett has been a director of the Company since April 2008, and was the Chief Executive Officer from April 2008 through November 2016.  Mr. Marlett is, and has been since 1997, the co-founder, chairman and Chief Executive Officer of MDB Capital Group LLC (“MDB”), an investment banking firm focused on equity financings and capital formation for growth-oriented technology companies.  Mr. Marlett has over twenty-seven years of investment banking experience, including all phases of corporate finance, such as the completion of initial public offerings, secondary offerings, PIPEs and strategic consulting. He holds a Bachelor of Science degree in Business Administration from the University of Southern California.

Robert M. Levande has been a director of the Company since April 2008, and was the Secretary of the Company from July 2008 to November 2016.  Mr. Levande was a Managing Director at MDB from June 2003 through 2010, and he has been a Senior Managing Director since 2010.  From April 2002 to April 2003, he was a Managing Director of Gilford Securities, Inc. an investment firm.  Previously, Mr. Levande founded and served as president of the Palantir Group, Inc., a private consulting firm specializing in providing strategic advice to entrepreneurs in the medical technology industry.  From 1972 to 1998, he held various managerial positions with Pfizer, Inc., including Vice President-Business Analysis & Development of its Medical Technology Group and Senior Vice President of a subsidiary, Howmedica, Inc.  Mr. Levande was a Director of Orthovita, Inc. from 2000 to 2007, co-founder and a Director of VirnetX Inc., now VirnetX Holding Corp., from 2005 to 2007, and has been a Director of Pulse Biosciences, Inc., a publicly traded company, since 2014, Chairman of the Board since July 2015, and an officer of Pulse Biosciences, Inc. from May 2014 to September 2015. He received his Bachelor of Science degree from the Wharton School of Finance and Commerce of the University of Pennsylvania and his Masters of Business Administration degree from Columbia University.

Peter B. Mills has been a director of the Company since September 2006. Mr. Mills is an entrepreneur in the San Francisco Bay Area. He was CEO of Cimbal, Inc., a startup company developing a mobile payments system in Los Altos, CA, from June 2014 to December 2015. From May 2004 until December 2012, he was Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California.  From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the Board of Integrated.  He has spent 15 years selling sophisticated industrial robotics and automation systems with Adept Technology, the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He has also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006.  Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea. Mr. Mills earned a Masters of Business Administration from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, the Company is not aware of any failure to file reports or report transactions in a timely manner including during the period from January 1, 2016 through December 31, 2016.

Board; Committees of the Board of Directors; Financial Expert; and Independence

The board of directors is currently composed of five persons. The Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, the board of directors currently has three members that qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and Rule 5605 of The Nasdaq Stock Market Listing Rules. These persons are Mr. Ross Levinsohn, Mr. Robert Levande, and Mr. Peter B. Mills.

We are not required to have and we do not have currently an Audit Committee. The Company's board of directors performs the same functions of an Audit Committee, including: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Although we do not have and are not required to have an Audit Committee, the directors have determined that Mr. Robert Levande and Mr. Peter Mills qualify as an “audit committee financial expert.” This director has financial statement preparation and interpretation ability obtained over the years from past business experience and education.

Our board of directors currently does not have nominating or compensation committees nor does it have a written nominating or compensation committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Code of Ethics

A Code of Ethics that applies to the executive officers and the other employees of the Company, was approved and adopted by the Board of Directors on April 8, 2004. Copies of the Code of Ethics may be obtained free of charge by written request to theMaven, Inc., attention Chief Financial Officer, 2125 Western Avenue, Suite 502, Seattle, WA 98121.

Conflict of Interest

We have not adopted any policies or procedures for the review, approval, or ratification of any transaction between the Company and any executive officer, director, nominee to become a director, 10% shareholder, or family member of such persons, required to be reported under paragraph (a) of Item 404 of Regulation S-K promulgated by the SEC.

Limitation of Liability of Directors and Indemnification of Directors and Officers

The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation provides that directors are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

The above provisions in our certificate of incorporation and bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

The following table sets forth, for the period from July 22, 2016 (Inception) through December 31, 2016, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Technology Officer in 2016 (collectively, the “Named Executive Officers”).  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 for the period from July 22, 2016 (Inception) through December 31, 2016.

Summary Compensation Table

Name and Principal Position	Year	Stock Awards (1), (2), (3) & (6)	Option Awards	All Other Compensation	Total Compensation (4)(5)

James C. Heckman (1)
Chief Executive Officer	2016	$817,819	$-	$137,503	$955,322

Gary A. Schuman
Chief Financial Officer	2016	-	$-	$5,700	$5,700

William Sornsin (2)
Chief Operating Officer	2016	359,345	$-	$114,584	$473,929

Benjamin Joldersma (3)
Chief Technology Officer	2016	408,910	$-	$114,584	$523,494

(1)	Mr. Heckman, Chief Executive Officer, exchanged approximately $1,000 for 4,094,708 shares at Inception on August 1, 2016. These shares are subject to repurchase agreement entered into at the time of the Recapitalization of November 4, 2016, providing that if he leaves employment of the Company prior to three years. These shares vest over the three-year service period with one-third vesting after the one year anniversary and the balance ratably over the remaining 24 months.

(2)	Mr. Sornsin, Chief Operating Officer, exchanged approximately $400 for 1,799,191 shares at Inception on August 1, 2016. These shares are subject to repurchase agreement entered into in August 2016, providing that if he leaves employment of the Company prior to three years. These shares vest over the three-year service period with one-third vesting after the one year anniversary and the balance ratably over the remaining 24 months.

(3)	Mr. Joldersma, Chief Technology Officer, exchanged approximately $500 for 2,047,354 shares at Inception on August 1, 2016. These shares are subject to repurchase agreement entered into in August 2016, providing that if he leaves employment of the Company prior to three years. These shares vest over the three-year service period with one-third vesting after the one year anniversary and the balance ratably over the remaining 24 months.

(4)	The compensation set forth in the above table is for the period from July 22, 2016 (Inception) through December 31, 2016.

(5)	Mr. Schuman’s compensation is for the period from November 4, 2016 through December 31, 2016.

(6)	The fair value of the stock awards was estimated for financial reporting purposes under ASC 718 using the exchange value used by Integrated and the subsidiary to establish the relative voting control ratio in the Recapitalization. See also Note 2, Note 8 and Note 9 in the Consolidated Financial Statements.

Employment Agreements

The Company entered into an employment agreement with Mr. James C. Heckman with an expiration date in July 2019. The agreement provides that he will act as the Chief Executive Officer, President and a director of the Company. Mr. Heckman will be paid a salary of $300,000 per annum and is entitled to the regular employee benefits of the company and reimbursement of business expenses. He also may be awarded merit based performance increases. The agreement provides for various termination events under which he is entitled to one year’s severance equal to his annual salary amount. He is also subject to restrictive covenants on competitive employment for up to two years so long as he is paid his annual salary amount and for up to one year for non-solicitation of employees, customers and vendors of the company.

The Company entered into an employment agreement with Mr. William Sornsin with an expiration date in July 2019. The agreement provides that he will act as the Chief Operating Officer of the Company. Mr. Sornsin will be paid a salary of $250,000 per annum and is entitled to the regular employee benefits of the company and reimbursement of business expenses. He also may be awarded merit based performance increases. The agreement provides for various termination events under which he is entitled to three month’s severance at a rate equal to his monthly salary amount. He is also subject to restrictive covenants on competitive employment for up to two years so long as he is paid his annual salary amount and for up to one year for non-solicitation of employees, customers and vendors of the company.

theMaven entered into an employment agreement with Mr. Benjamin Joldersma with an expiration date in July 2019. The agreement provides that he will act as the Chief Technology Officer of theMaven Network. Mr. Joldersma will be paid a salary of $250,000 per annum and is entitled to the regular employee benefits of the company and reimbursement of business expenses. He also may be awarded merit based performance increases. The agreement provides for various termination events under which he is entitled to three month’s severance at a rate equal to his monthly salary amount. He is also subject to restrictive covenants on competitive employment for up to two years so long as he is paid his annual salary amount and for up to one year for non-solicitation of employees, customers and vendors of the company.

All employees of the Company who were employed by theMaven Network, Inc. prior to the Recapitalization and have shares in the Company as a result of the Recapitalization have entered into stock agreements which permit the Company to repurchase some of their share of common stock received in the Recapitalization if they leave employment prior to their third anniversary of employment. The repurchase payment amount is nominal. The repurchase agreement permits the Company to buy back all the shares prior to the one year anniversary of employment, and thereafter two thirds of the shares less 1/36th for each month of employment after the one year anniversary. Each of these persons has also signed a one year lock up of any shares that they own in the Company, which expires on the one year anniversary of the consummation of the Recapitalization. The repurchase agreements also provide to the Company or its assignee a right of first refusal on the shares. All shares are held in escrow so as to be able to allow enforcement of the foregoing repurchase right of the Company, and additionally, 35% of the shares are held in escrow for the indemnification provisions of the Share Exchange Agreement and performance conditions of that agreement for a one year period after the Recapitalization.

All employees of theMaven have entered into employment letters which set forth their salary amounts and entitlement to benefits. Additionally, each person has also entered into an Employee Confidentiality and Proprietary Rights Agreement. This latter agreement also provides that the person may not work for certain designated competitors for a 12-month period after termination of employment. The provisions of the agreement also contain work for hire provisions and assignment of inventions, but the latter are subject to Washington state law provisions that may limit the Company right to inventions developed by the employee using its own resources on non-company time. The agreement also imposes limitations on disparagement and publicity by the employee. Independent contractors have similar provisions for the protection of the Company during the course and after their engagement by the company.

Director Compensation

We compensate our non-employee directors with cash fees and/or equity awards. We do not plan at this time to provide additional compensation for any committee participation, if there are committees of the board of directors. A director who is also one of our executives or employees, including employed through our subsidiary, does not and will not receive any additional compensation for these services as a director while providing service as an executive or employee. In those instances, directors that are also named executive officers of the Company will have their total compensation reported in the summary compensation table that otherwise provided in our public reports.

Director Compensation Table

The table below reflects the compensation paid to directors during the period from July 22, 2016 (Inception) through December 31, 2016.

Name of Director(1)	Fees	Stock Awards	Option Awards	Total

Peter B. Mills	$4,167	$-	$-	$4,167

Robert M. Levande (2)	$2,084	$2,083	$-	$4,167

Christopher A. Marlett (3)	$-	$4,167	-	$4,167

Ross Levinsohn	$12,500	$49,252	$-	$61,752

(1)	Mr. Heckman is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)	Mr. Levande has elected to receive one half of his quarterly fee in the form of shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date.

(3)	Mr. Marlett has elected to receive his quarterly fee in the form of shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date.

Equity Awards

The Company has adopted an equity award plan for the company and its subsidiaries, which will be used to supplement the cash compensation of its directors, officers, employees and consultants, so as to tie a portion of their compensation to the overall success of the Company. On December 19, 2016, the Company’s Board of Directors approved the 2016 Stock Option Plan, which authorizes the issuance of up to a maximum of 1,670,867 shares of Common Stock. The Company has issued awards to its employees and consultants for up to 1,224,137 shares of common stock. The awards vest over three years, have a per share exercise price ranging from $1.02 per share to $1.23 per share, and expire during the period from December 28, 2026 to May 1, 2027. The shareholders have not yet approved this plan.

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 shares of common stock pursuant to warrants to provide equity incentive to its Channel Partners in order to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of the stockholders of the Company. The Company in late December 2016 issued awards has issued awards to six of the Channel Partners for up to 350,000 shares of common stock with an average exercise price of. The awards vest over three years, have a per share exercise price ranging from $0.95 to $1.09 with a weighted average of $1.05, and expire in five years from issuance. From January 1, 2017 to May 5, 2017 the Company has issued warrants to Channel Partners for an additional 1,725,000 shares of common stock with an average exercise price of $1.14 and ranging from $1.00 to $1.33. In addition to the three-year vesting condition, the warrants have performance conditions that determine how many warrants are earned. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner or the revenue generated during the period from July 1, 2017 to December 31, 2017. These performance conditions do not have sufficiently large disincentive for non-performance such that the fair value measure is not fixed until performance is complete as of December 31, 2017. The Company recognizes expense for equity based payments to non-employees as the services are received.  The Company has specific objective criteria, such as the date of launch on the Company’s platform, for determination of the period over which services are received and expense is recognized. This program has not been approved by the shareholders of the Company.

In addition to the equity awards under the foregoing 2016 plan and Channel Partner program, the Company also has outstanding options not issued under any plan issued to directors to acquire 175,000 shares of common stock, which are fully vested, with an exercise price of $0.17 per share and expire on May 15, 2019.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Gary A. Schuman	100,000	$0.17	5/15/2019

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Common Stock as of the date of this report (i) by each person who is known by us to beneficially own more than 5% of the Common Stock; and (ii) by our current officers and directors and current “named executive officers”; and (iii) by all of officers and directors and “named executive officers” as a group. The address of each of the persons set forth below is 2125 Western Avenue, Suite 502, Seattle, WA 98121, unless otherwise indicated.

Name of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership(1)	Percentage(2)

James C. Heckman	Director, Chief Executive Officer, President	4,094,708	15.76

Gary Schuman (3)(5)	Chief Financial Officer	139,948	0.54

William Sornsin	Chief Operating Officer	1,799,191	6.92

Benjamin Joldersma	Chief Technology Officer	2,047,354	7.88

Ross Levinsohn	Director	245,434	0.94

Christopher Marlett (4)(5)	Director	3,835,741	14.29

Robert Levande (5)(6)	Director	1,308,829	4.98

Peter Mills (5)(7)	Director	135,457	0.52

Directors, officers and “named executive officers” as a group (8 persons) (8)		13,606,662	49.79

(1)  Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of the date of this Current Report pursuant to options, warrants, conversion privileges or other rights.

(2)  Based on 25,983,461 shares of the Common Stock issued and outstanding, plus the number of shares each person has the right to acquire within 60 days of the date of this report.

(3)  Includes 100,000 shares that may be acquired by Mr. Schuman under an employment option, and 35,088 shares that may be acquired under a warrant.

(4)  Mr. Marlett holds 827,541 of these shares in the Christopher A. Marlett Living Trust, 1,027,541 of these shares in his IRA, 985,650 of these shares in a joint account with Terri Marlett, his spouse and 20,162 in his name. Also includes (i) 25,000 shares that may be acquired under an option, and (ii) a total of 842,117 shares that may be acquired under two warrants, of which 549,715 are held by MDB, a company that Mr. Marlett is the principal owner, and 292,402 are held by Mr. Marlett individually.

(5)  Address is c/o 2425 Cedar Springs Road, Dallas, TX 75201.

(6)  Includes 25,000 shares that may be acquired by Mr. Levande under an option grant and 292,402 shares that may be acquired under a warrant issued to him, and 964,697 shares held in his own name.

(7)  Includes 25,000 shares that may be acquired by Mr. Mills under an option grant and 110,457 shares held in his own name.

(8)  Includes 1,344,607 shares that may be acquired under options and warrants. See notes 3, 4, 6 and 7 above.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders	175,000	$0.17	-
Equity compensation plans not approved by security holders (1)	100,137	$1.02	1,570,730
Total	275,137	$0.48	1,570,730

(1)	Represents shares reserved under the 2016 Stock Incentive Plan. The Plan was initially adopted on December 19, 2016 by the board of directors, and the Company plans on seeking shareholder approval for these plans during 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Parent entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group LLC (“MDB”), and the parties extended the agreement indefinitely in April 2009. The agreement terminated on completion of the Recapitalization. Under the agreement, MDB acted as an advisor to the Parent in connection with the Recapitalization. At the closing of the Recapitalization, the Parent paid MDB a cash fee of $54,299 (including $4,299 to reimburse MDB’s expenses in connection with the Recapitalization) and issued to MDB and its designees, Mr. Christopher A. Marlett, Robert Levande, and Mr. Schuman, a 5-year warrants to purchase an aggregate of 1,169,607 shares of Common Stock, with an exercise price of $0.20 per share, representing 5% of the number of shares of the Parent on a fully diluted basis immediately after the Closing. The fair value of the warrants using Black Scholes Option Pricing model was determined to be $744,105. These amounts were recorded in the financial statements of the Parent prior to the Recapitalization

The Company entered into a registration rights agreement with each of MDB and Messrs. Marlett, Levande, Mills and Schuman, to permit them to have their securities in the Company as of the completion of the Recapitalization included in a registration statement for resale by the holder when filed by Integrated on a piggyback basis and one demand registration right, which cannot be exercised until November 4, 2017. The registration rights, however, will not apply to those securities that may be sold under Rule 144, without restriction. Integrated is responsible for bearing the costs of any of these acts of registration of the securities.

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.

Mr. Christopher Marlett, a director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensates Mr. Schuman for his services at the rate of $3,000 per month. Mr. Robert Levande, who is director of the Company, is also a senior managing director of MDB, Mr. Levande was compensated $6,250 in 2016 (from the date of the Recapitalization through December 31, 2016), which was paid in a combination of cash and shares of Common Stock.

Prior to the closing of the Recapitalization, the Parent provided a series of advances for an aggregated amount of approximately $735,000 to the Subsidiary under a promissory note (the “Term Note”). The Term Note was personally guaranteed by Mr. Heckman and secured by a mortgage held by the Parent on certain properties owned by Mr. Heckman located in the State of Washington and the Province of British Columbia (“Mortgage”). A portion of the Term Note was secured by a corporate guarantee from MDB. At the Closing of the Recapitalization, the Term Note was cancelled and the Personal Guarantee, the Mortgage and the MDB Guarantee were terminated.

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

The following table sets forth the aggregate fees billed to both the Parent and the Subsidiary by its Independent Registered Public Accounting Firm for each of the last two fiscal years for the categories of services indicated.

Category	2016	2015
Audit Fees	$59,330	$43,000
All Other Fees	13,980	-
Tax Fees	4,551	4,228
	$77,861	$47,228

These consolidated financial statements cover the period July 22, 2016 (Inception) for the Subsidiary and from November 4, 2016 (Recapitalization) for the Parent.

A total of $10,000 of audit fees is included in these consolidated financial statements for the period July 22, 2016 (Inception) to December 31, 2016.

Audit Fees. “Audit Fees” are the aggregate fees of Gumbiner Savett Inc. attributable to professional services rendered in 2016 and 2015 for the audit of our annual financial statements and for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Gumbiner Savett Inc. in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees. “Tax Fees” are the aggregate fees of Gumbiner Savett Inc. billed for professional services rendered to us for tax compliance, tax advice, and tax planning.

All Other Fees. “All Other Fees” are the aggregate fees of Gumbiner Savett Inc. attributable to customary agreed upon professional services in connection with our review of Form 8-K filed in November 2016.

Part IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

Reference is made to the Financial Statements filed under Item 8, Part II of this Report.

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
3.2	Amendment to Certificate of Incorporation of the Registrant (Change of name – December 2016) (7)
3.3	By-laws of the Registrant, as amended. (1)
3.4	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.3*	Channel Partners Stock Program – Form of Warrants
4.4*	2016 Stock Incentive Plan
10.1	Securities Purchase Agreement (9)
10.2	Registration Rights Agreement (9)
10.3	William Sornsin Employment Agreement (6) (8)
10.4	Benjamin Joldersma Employment Agreement (6) (8)
10.5	Share Exchange Agreement, dated October 14, 2016 (8)
10.6	Amendment to the Share Exchange Agreement, dated November 4, 2016 (8)
10.7	Form of MDB Warrant issued in connection with the Share Exchange Agreement (8)
10.8	Form of Indemnification Escrow Agreement dated November 4, 2016 (8)
10.9	Form of Employee Confidentiality and Proprietary Rights Agreement (8)
10.10	Form of Lock Up Agreement (8)
10.11	Form of Registration Rights Agreement for the shares of pre-merger shareholders (8)
10.12	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.13	James C. Heckman Employment Agreement (6) (8)
14.1	Code of Ethics (5)
21.1*	Subsidiaries
31.1*	Certification Pursuant to Exchange Act Rule 13a-14(a) of James C. Heckman, Jr.
31.2*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman
32.1*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett
32.2*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman
101*	The following material from theMaven, Inc.’s Form 10-K Report for the year ended December 31, 2016, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(6)	Management employment agreement.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 18, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 10, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theMaven, Inc.

By:	/s/ James C. Heckman, Jr.
James C. Heckman, Jr. Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ JAMES C. HECKMAN	Chief Executive Officer and Director
James C. Heckman	(Principal Executive Officer)
Date: May 10, 2017

/s/ GARY A. SCHUMAN	Chief Financial Officer
Gary A. Schuman	(Principal Financial and Accounting Officer)
Date: May 10, 2017

/s/ CHRISTOPHER A. MARLETT	Director
Christopher A. Marlett
Date: May 10, 2017

/s/ ROBERT M. LEVANDE	Director
Robert M. Levande
Date: May 10, 2017

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: May 10, 2017

/s/ ROSS LEVINSOHN	Director
Ross Levinsohn
Date: May 10, 2017

theMaven, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

theMaven, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of theMaven, Inc. (formerly Integrated Surgical Systems, Inc.) and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statement of comprehensive loss, stockholders’ equity, and cash flows for the period from July 22, 2016 (Inception) through December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the period from July 22, 2016 (Inception) through December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3 to the consolidated financial statements, the Company is subject to the risks and uncertainties associated with a new business and has incurred losses from operations since Inception. The Company’s operations are dependent upon it raising additional funds through an equity offering or debt financing. The Company has no committed sources of capital and is not certain whether additional financing will be available when needed on terms that are acceptable, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gumbiner Savett Inc.

Santa Monica, California

May 10, 2017

theMaven, Inc. and Subsidiary

Consolidated Balance Sheet

As at December 31,
2016
Assets

Current assets:
Cash	$598,294
Prepayments and other current assets	121,587
Total current assets	719,881

Fixed assets, net	547,804
Intangible assets	20,000

Total Assets	$1,287,685

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$154,361
Accrued expenses	54,789
Conversion feature liability	137,177
Total current liabilities	346,327

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,047,531 shares issued and outstanding at December 31, 2016	220,475
Common stock to be issued	9,375
Additional paid-in capital	2,730,770
Accumulated deficit	(2,187,758)
Total stockholders’ equity	772,862
Total liabilities and stockholders’ equity	$1,287,685

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Comprehensive Loss

Period from July 22, 2016 (Inception) to December 31, 2016

Revenue	$-
Operating Expenses:

Research and development	411,741
General and administrative	1,772,169
Total operating expenses	2,183,910

Loss from operations	(2,183,910)

Other income (loss):
Interest and dividend income, net	11,173
Change in fair value of conversion feature	1,385
Realized loss on available-for-sale securities	(16,406)
Total other loss	(3,848)

Net loss	(2,187,758)

Other Comprehensive Loss
Unrealized loss on available-for-sale securities before reclassification, net of tax	16,406
Reclassification adjustment for loss, net of tax	(16,406)
Other Comprehensive Loss	-
Comprehensive Loss	$(2,187,758)

Basic and diluted net loss per common share	$(0.65)

Weighted average number of shares outstanding – basic and diluted	3,353,282

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

Period from July 22, 2016 (Inception) to December 31, 2016

			Common Stock		Additional		Total
	Common Stock		To Be Issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 22, 2016 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock of Subsidiary for cash	12,517,152	125,171	-	-	(122,219)	-	2,952
Reverse recapitalization for net assets of Parent	9,530,379	95,304	2,976	3,125	878,997	—	977,426
Conversion of notes payable to Parent	-	-	-	-	735,099	-	735,099
Stock based compensation -stock to be issued	-	-	5,953	6,250	-	-	6,250
Stock based compensation	-	-	-	-	1,238,893	-	1,238,893
Comprehensive loss
Net loss	-	-	-	-	-	(2,187,758)	(2,187,758)
Other comprehensive loss	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	(2,187,758)	(2,187,758)

Balance at December 31, 2016	22,047,531	$220,475	8,929	$9,375	$2,730,770	$(2,187,758)	$772,862

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Consolidated Statement of Cash Flows

For the Period from July 22, 2016 (Inception) to December 31, 2016
Cash flows from operating activities:
Net loss	$(2,187,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(1,385)
Stock based compensation	1,105,769
Realized loss on available-for-sale securities	16,406
Depreciation	390
Changes in operating assets and liabilities, net of effects of reverse recapitalization:
Prepayments and other current assets	(117,830)
Accounts payable	116,171
Accrued expenses	(69,676)
Net cash used in operating activities	(1,137,913)

Cash flows from investing activities:
Proceeds received from sales of available-for-sale securities	947,351
Website development costs and other fixed assets	(408,819)
Purchases of intangible assets	(20,000)
Net cash provided by investing activities	518,532

Cash flows from financing activities:
Proceeds from issuances of common stock of Subsidiary	2,952
Cash acquired upon reverse recapitalization	479,624
Cash received from Parent prior to reverse recapitalization	735,099
Proceeds from shareholder loan	35,000
Repayment of shareholder loan	(35,000)
Net cash provided by financing activities	1,217,675

Net increase in cash	598,294

Cash at beginning of period	-

Cash at end of period	$598,294

Supplemental disclosures of noncash investing and financing activities:
Reclassification of stock-based compensation to website development costs	$139,375

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Period from July 22, 2016 (Inception) to December 31, 2016

1. Nature of Operations

theMaven, Inc. (“Parent”) and theMaven Network, Inc. (“Subsidiary”) (collectively “theMaven” or the “Company”) are developing an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel will be operated by a “invite only” “Channel Partner” drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

2. Basis of Presentation

theMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “theMaven Network, Inc.”.

theMaven, Inc. was formerly known as Integrated Surgical Systems, Inc., a Delaware corporation (“Integrated”). From June 2007 until November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the Securities and Exchange Commission (SEC). On August 11, 2016, Integrated entered into a loan to Subsidiary that provided initial funding totalling $735,099 for the Subsidiary’s operations. On October 14, 2016 Integrated entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Subsidiary and the shareholders of Subsidiary, holding all of the issued and outstanding shares of Subsidiary (collectively, “Subsidiary Shareholders”). The Share Exchange Agreement was amended on November 4, 2016 to include certain newly issued shares of Subsidiary in the transaction and make related changes to the agreement and the Share Exchange was consummated. The transaction resulted in Parent acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 12,517,152 newly issued shares of the common stock, $0.01 par value (the “Common Stock”) of Parent, representing approximately 56.7% of the issued and outstanding shares of Common Stock immediately after the transaction. The transaction is referred to as the “Recapitalization.” The Recapitalization was consummated on November 4, 2016, as a result of which theMaven Network, Inc. became a wholly owned subsidiary of Integrated (the “Closing”). The note payable between Integrated and Subsidiary was an interdependent transaction with the Recapitalization and was ultimately cancelled upon closing of the Recapitalization. On December 2, 2016, Integrated amended its Certificate of Incorporation to change its name from “Integrated Surgical Systems, Inc.” to “theMaven, Inc.”

From June 2007 until the closing of the Recapitalization, Integrated was a non-active “shell company” as defined by regulations of the SEC and, accordingly, the Recapitalization was accounted for as a reverse recapitalization rather than a business combination. As the Subsidiary is deemed to be the purchaser for accounting purposes under reverse recapitalization accounting, the Company’s financial statements are presented as a continuation of Subsidiary, and the accounting for the Recapitalization is equivalent to the issuance of stock by Subsidiary for the net monetary assets of Parent as of the Closing accompanied by a recapitalization.  See Note 9 for summary of the assets acquired, transaction costs and the consideration exchanged in the Recapitalization.

3. Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

The Company has not generated any operating revenues since July 22, 2016 (Inception) and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) a private placement of common stock in April 2017. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 13, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company's ongoing cash requirements, the Company will be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

4. Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of Subsidiary for the period from July 22, 2016 (Inception) to December 31, 2016 and that of Integrated after the Closing (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

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

Fixed Assets

Fixed assets are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Office equipment and computers	3-5 years
Furniture and fixtures	5-8 years
Website development costs	2-3 years

Intangible Assets

The intangible assets consist of the cost of a purchase website domain name with an indefinite useful life.

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended December 31, 2016.

Website Development Costs

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense within the consolidated statement of comprehensive loss. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality.

The Company capitalizes internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized website and software development projects related to the Company’s technology platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $411,741 for the period from July 22, 2016 (Inception) to December 31, 2016.

Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with FASB ASC 820, the Company measures its derivative liability at fair value. The Company’s derivative liability is classified within Level 3.

The carrying value of other current assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk

Cash

The Company maintains cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit throughout the year. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash.

Stock-based Compensation

The Company provides stock-based compensation in the form of (a) restricted stock awards to employees, (b) vested stock grants to directors, (c) stock option grants to employees, directors and independent contractors, and (d) common stock warrants to Channel Partners and other independent contractors.

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation to employees and directors. The estimated fair value of stock based awards is recognized as compensation expense over the vesting period of the award. We have adopted ASU 2016-09 in 2016 with early application and account for actual forfeitures of awards as they occur.

The fair value of restricted stock awards by Subsidiary at Inception was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization.

Restricted stock that was subject to an escrow arrangement and/or a performance condition in conjunction with the Recapitalization was remeasured and fair value was estimated using the quoted price of our common stock on the date of the Recapitalization. The Company uses a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow.

The fair value of fully vested stock awards is estimated using the quoted price of our common stock on the date of the grant. The fair value of stock option awards is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life.

The Company accounts for stock issued to non-employees in accordance with provisions of FASB ASC 505-50, “Equity Based Payments to Non-Employees.” FASB ASC 505 -50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliability measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date). Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The fair value of common stock warrants is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company uses a Monte Carlo simulation model to determine the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform.

The Company issues common stock upon exercise of equity awards and warrants.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising primarily as a result of net operating loss carry-forwards, and research and development credit have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the period from July 22, 2016 (Inception) to December 31, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at December 31, 2016.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At December 31, 2016, potentially dilutive shares outstanding amounted to 14,510,126.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue to date. The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company's financial condition and the results of its operations.

In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company's industry is characterized by rapid changes in technology and market demands. As a result, the Company's products, services, and/or expertise may become obsolete and/or unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

Recently Adopted Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provided guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing these consolidated financial statements management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As fully described in Note 3, the Company believes that it does not have sufficient funds to support its operations through the end of first quarter of 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Management has adopted this standard early in 2016 and it did not have a material effect on the financial statements and related disclosures.

Recent Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have any impact on Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  No early adoption is permitted.  Management is currently assessing the potential impact of adopting ASU 2016-15 on the financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance in ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASC 606 requires the Company to make significant judgments and estimates. ASC 606 also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has also issued several additional ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for calendar year end reporting companies), including interim reporting periods within that reporting period. Early adoption is permitted.

The Company has not yet estimated the financial statement impact of the expected changes. The Company will continue to assess the impact of ASC 606 as it works through the adoption in 2017.

 Management believes that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on the Company’s consolidated financial statement presentation or disclosures.

5.  Fixed Assets

At December 31, 2016, fixed assets, net consisted of the following:

Office equipment and computers	$8,048
Website development costs	540,146
548,194
Accumulated depreciation and amortization	(390)
Fixed assets, net	$547,804

At December 31, 2016, the Company has not yet launched its website and accordingly no amortization of capitalized website development cost was recorded during the period from July 22, 2016 (Inception) to December 31, 2016.

6.  Investments in Available-for-Sale Securities

The Company maintained an investment portfolio consisting of available-for-sale-securities during the period ended December 31, 2016, which it had acquired through the Recapitalization. All available-for-sale-securities either matured or were liquidated prior to December 31, 2016.

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

As of December 31, 2016, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the period ended December 31, 2016, no shares of Series G were converted into shares of common stock.  At December 31, 2016, the outstanding Series G shares were convertible into a minimum of 198,231 shares of common stock.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $137,177 as of December 31, 2016, and has been included as “conversion feature liability” on the accompanying balance sheets. As of the Closing, the fair value of the derivative was determined to be $137,177.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at December 31, 2016:

Expected life of the redemption in years	1.0
Risk free interest rate	0.85%
Expected annual volatility	174.84%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Beginning as of November 4, 2016 (Closing)	$138,562
Decrease in fair value	(1,385)

Ending balance as of December 31, 2016	$137,177

8. Recapitalization

As described in Note 2, the Company has accounted for the Recapitalization, which closed on November 4, 2016, as a reverse recapitalization. Because Integrated was a non-operating public shell corporation the transaction is considered to be a capital transaction in substance rather than a business combination. The transaction is equivalent to the issuance of stock by the Subsidiary for the net monetary assets of the Parent accompanied by a recapitalization.

Prior to the Recapitalization, Integrated had 9,530,379 issued and outstanding shares of common stock. In the Recapitalization, holders of Subsidiary’s common stock received 4.13607 shares of Parent common stock for each Subsidiary share, totaling 12,517,152 shares. After the Recapitalization a total of 22,047,531 shares of Parent common stock are outstanding as of December 31, 2016.

Integrated and Subsidiary agreed to the terms of Recapitalization to reflect the arms-length negotiated fair value of the Subsidiary as $2.5 million relative to the fair value of Integrated’s cash and available for sale investment securities. This resulted in the former shareholders of Subsidiary obtaining 56.7% voting control of the Company’s issued and outstanding common stock. The intent of the Recapitalization was to provide funding for Subsidiary’s operations initially under a loan that was canceled upon closing of the Recapitalization.

The following table summarizes the calculation of the relative voting control:

	Shares	Per Share	Fair Value	Voting %
Integrated shareholders pre-Recapitalization	9,530,379	$0.20	1,903,464	43.3%
Integrated options pre-Recapitalization	175,000		-	0.0%
Warrant issued to MDB Capital Group	1,169,607		-	0.0%
TheMaven Network, Inc. shareholders	12,517,152	$0.20	2,500,000	56.7%
Total fully diluted shares	23,392,138		4,403,464	100.0%

Shares issued and outstanding	22,047,531

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. Integrated incurred transaction costs of $921,698 consisting of $744,105 for the fair value of warrants issued to MDB and $177,593 in cash for legal and related transaction costs. The costs incurred by Integrated were recorded in financial statements of the Parent prior to Recapitalization and reduced the net monetary assets acquired. The aggregate intrinsic value of the warrants at December 31, 2016 is $994,000.

The transaction resulted in the acquisition of gross assets of $1,447,000 consisting primarily of cash and available for sale investment securities and the assumption of $470,000 of liabilities. Included in the total liabilities assumed was 168 shares of Class G Preferred Stock, which is reported as a liability at aggregated liquidation value of $168,496 because it is a redeemable instrument at the option of the holder (see Note 7).

Prior to the closing of the Recapitalization, the Subsidiary had received $735,099 in multiple borrowings from Integrated on a note payable beginning on August 11, 2016 and ending on November 4, 2016. The note payable was cancelled as part of the Recapitalization and the proceeds from the borrowing from Integrated is considered as cash received due to the Recapitalization in addition to the net assets acquired. Legal and transaction costs incurred by Subsidiary of $50,000 related to the capital transaction were expensed and charged to General and Administrative expense.

9. Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 22,047,531 shares were issued and outstanding as of December 31, 2016.

Restricted Stock Awards

On August 11, 2016, management and employees of Subsidiary in conjunction with the incorporation on July 22, 2016 received 12,209,677 shares of common stock as adjusted for the Recapitalization exchange ratio of 4.13607. These shares are subject to a Company option to buy back the shares at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. A total of 7,966,070 shares were subject to the Company buy back right as of August 1, 2016 and 4,094,708 were made subject to the Company buy back right on November 4, 2016 in conjunction with the Recapitalization. The employees vest their ownership in these shares over a three-year period beginning August 1, 2016 with one-third vesting on August 1, 2017 and the balance monthly over the remaining two years. The fair value of these shares of Subsidiary stock was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization (See Note 8). Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

On October 13, 2016, Subsidiary granted 62,041 shares of common stock to an employee. On October 16, 2016 an additional 245,434 shares of Subsidiary common stock were granted to a director. The fair value of these shares of Subsidiary stock was estimated on the date of the awards based on the quoted closing stock price on November 4, 2016 since the Recapitalization was pending. These shares are subject to a Company option to buy back the shares at the original cash consideration paid.

As a condition of the Recapitalization, a total of 4,094,708 shares were required to be placed into an escrow arrangement for purposes of enforcement of the Company option to buy back shares for the balance of the three-year service period. A total of 4,381,003 shares, which includes 35% of the 4,094,708 shares added to the buy back option, are escrowed and subject to a performance condition requiring the Company to achieve certain operating metrics regarding monthly unique users by December 31, 2017. Pursuant to a negotiated schedule the performance condition can be satisfied in partial increments up to the full number of shares escrowed. The Company uses a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow. At December 31, 2016 it was estimated that 72.5% of the shares subject to the performance condition will be released. Pursuant to FASB ASC 718, escrowed share arrangements in a capital raising transaction are considered to be compensatory, as such, the shares subject to these escrow provisions were remeasured as of November 4, 2016, the date of the Recapitalization. The estimated fair value of these shares was determined based on the quoted closing stock price on November 4, 2016. Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

Restricted stock award activity for the period from July 22, 2016 (Inception) to December 31, 2016 was as follows:

	Shares	Shares Remeasured		Weighted- Average Price
Stock awards granted at Inception	12,209,677			0.20
Granted October 13, 2016	62,041			0.70
Granted October 16, 2016	245,434			0.70
Remeasurement at November 4, 2016	-	5,837,788	*	0.43
Vested	-			-
Forfeited	-			-
	-
Unvested at December 31, 2016	12,517,152			0.41

Expected to vest after December 31, 2016	12,517,152			0

*	The number of shares Remeasured as of November 4, 2016 reflect the effect of the Monte Carlo simulation determination of the estimated number of shares expected to be released from the performance condition escrow. This estimate will be reevaluated at each quarter end until the final outcome of the performance condition is satisfied on December 31, 2017.

At December 31, 2016, total compensation cost related to restricted stock awards but not yet recognized was $3,953,000. This cost will be amortized on a straight-line method over a period of approximately 2.6 years.

Stock Options

On December 19, 2016, the Company’s Board of Directors approved the 2016 Stock Incentive Plan (“Plan”) and reserved 1,670,867 shares of common stock for issuance under the Plan, including options and restricted performance stock awards. The Plan is administered by the Board of Directors and there were no grants prior to the formation of the Plan. Shares of common stock that are issued under the Plan or subject to outstanding incentive awards will be applied to reduce the maximum number of shares of common stock remaining available for issuance under the Plan, provided, however, that that shares subject to an incentive award that expire will automatically become available for issuance. Options issued under the Plan may have a term of up to ten years and may have variable vesting provisions.

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock option awards are estimated at the grant date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. The fair values of our stock option grants were estimated with the following average assumptions:

The fair value of stock options granted during 2016 were estimated with the following assumptions:

2016
Expected life	6.0 years
Risk-free interest rate	2.17%
Expected annual volatility	113.79%
Dividend yield	0.00%

For the period from July 22, 2016 (Inception) to December 31, 2016 option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Outstanding at July 22, 2016 (Inception)	-	-	-
Assumed through Recapitalization	175,000	0.17	2.38
Granted	100,137	1.02	9.99
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2016	275,137	0.48	5.15	157,000

Vested and expected to vest at December 31, 2016	275,137	0.48	5.15	157,000

Exercisable at December 31, 2016	175,000	0.17	2.38	154,000

The Company has granted 100,137 options under the Plan at an exercise price of $1.02 per share, with an expiration of December 28, 2026, and vests over three years. None of these options are yet vested. In 2016, the Company recorded stock-based compensation of $5,542 related to this grant. At December 31, 2016, total compensation cost related to stock option granted under the Plan but not yet recognized was $82,816. This cost will be amortized on a straight-line method over a period of approximately 2.8 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end.

In addition, the Company assumed 175,000 fully-vested options in connection with the Recapitalization with an exercise price of $0.17 per share which expire on May 15, 2019.

The following table summarizes certain information about stock options:

2016

Weighted average grant-date fair value for options granted during the year	$0.88

Vested options in-the-money at December 31, 2016	175,000

Aggregate intrinsic value of options exercised during the year	$-

The following table summarizes the common shares reserved for future issuance under the Plan:

Stock options outstanding	100,137
Stock options available for future grant	1,570,730
1,670,867

Common Stock Warrants – Channel Partner Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Outstanding at July 22, 2016 (Inception)	-	-	-
Granted	350,000	1.05	4.98
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2016	350,000	1.05	4.98	-

Vested and expected to vest at December 31, 2016	239,000	1.05	4.98	-

Exercisable at December 31, 2016	-	-	-	-

In December 2016, the Company issued 350,000 common stock warrants to six of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $0.95 to $1.09 with a weighted average of $1.05. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017 to December 31, 2017 or the revenue generated during the period from issuance date through June 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measures at fair value that is not fixed until performance is complete. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company uses a Monte Carlo simulation model to determine the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform. As of December 31, 2016, the Monte Carlo simulation determined that an estimated 239,000 shares will be earned. The estimate will be reevaluated each quarter end until the final outcome of the performance condition is satisfied on December 31, 2017. The Company did not record compensation related to Channel Partner warrants in 2016.

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the warrants at December 31, 2016 is $994,000.

Common Stock to be Issued

The Company agreed to compensate its four non-management directors by issuing common stock in addition to cash for services rendered in 2016. Two of these directors are affiliated with the advisory service s firm that provided investment banking services to the Company. The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the quoted closing price of the Company’s common stock on the date the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $6,250 for the period subsequent to the Recapitalization, which is recorded as common stock to be issued.

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense was as follows:

	Restricted Stock at Inception	Stock Options	Channel Partner Warrants	Common Stock to be Issued	Total
Research and development	67,842	-	-	-	67,842
General and administrative	1,026,135	5,542	-	6,250	1,037,927
	1,093,977	5,542	-	6,250	1,105,769

In addition, during 2016 stock-based compensation totaling $139,375 during the application and development stage was capitalized for website development.

Restricted Stock

Capitalized website development costs	139,375

10.  Income Taxes

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

The Parent’s net operating loss carryforwards (NOL) and credit carryforwards are subject to limitations on the use of the NOLs by the Company in consolidated tax returns after the Reverse Recapitalization. Where there is a “change in ownership” within the meaning of Section 382 of the Internal Revenue Code, the Parent’s net operating loss carryforwards and credit carryforwards are subject to an annual limitation. The Company believes that such an ownership change occurred because the shareholders of the Subsidiary acquired 56.7 percent of the Parent’s stock. Because the Parent’s value at the date of recapitalization was attributable solely to non-business assets, the utilization of the carryforwards is limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those NOL carryforwards and credit carryforwards in its deferred tax assets.

The Parent is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012. The Company currently is not under examination by any tax authority.

As of December 31, 2016, the Company had deferred tax assets primarily consisting of its current year net operating losses and accrued liabilities not currently deductible. However, because of the current loss since Inception, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

2016
Deferred tax assets:
Accrued liabilities not currently deductible	$64,210
Net operating loss and capital loss carryforwards	506,259
Gross deferred tax assets	570,469
Valuation allowance	(417,581)
Gross deferred tax assets net of valuation allowance	152,888

Deferred tax liabilities
Stock-based compensation	16,625
Website development costs and fixed assets	136,263

Net deferred tax asset	$-

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

At December 31, 2016, the Company had net operating loss carryforwards of approximately $1.5 million for federal income tax purposes.  The NOL carryforward may be used to reduce taxable income, if any, in future years through their expiration in 2036.

The provision for income taxes on the statement of comprehensive loss differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes, as follows:

	2016

Federal expense expected at statutory rate	$(743,838)	34.0%
Permanent differences	373,367	-17.1%
Change in valuation allowance	370,470	-16.9%

Tax benefit and effective tax rate	$-

The Company recognizes tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the period from July 22, 2016 (Inception) to December 31, 2016.  The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the period ended December 31, 2016.

11.  Related Party Transactions

The Parent entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group LLC (“MDB”), and the parties extended the agreement indefinitely in April 2009. The agreement terminated on completion of the Recapitalization. Under the agreement, MDB acted as an advisor to the Parent in connection with the Recapitalization. At the closing of the Recapitalization, the Parent paid MDB a cash fee of $54,299 (including $4,299 to reimburse MDB’s expenses in connection with the Recapitalization) and issued to MDB and its designees, Mr. Christopher A. Marlett, Robert Levande, and Mr. Schuman, a 5-year warrants to purchase an aggregate of 1,169,607 shares of Common Stock, with an exercise price of $0.20 per share, representing 5% of the number of shares of the Parent on a fully diluted basis immediately after the Closing. The fair value of the warrants using Black Scholes Option Pricing model was determined to be $744,105. These amounts were recorded in the financial statements of the Parent prior to the Recapitalization.

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.

Mr. Christopher Marlett, a director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who is the Chief Financial Officer of the Company, is also the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensates Mr. Schuman for his services at the rate of $3,000 per month. Mr. Robert Levande, who is director of the Company, is also a senior managing director of MDB, Mr. Levande was compensated $6,250 in 2016 (from the date of the Recapitalization through December 31, 2016), which was paid in a combination of cash and shares of Common Stock.

Prior to and interdependent upon the closing of the Recapitalization, the Parent provided a series of advances for an aggregated amount of approximately $735,000 to the Subsidiary under a promissory note (the “Term Note”). The Term Note was guaranteed by MDB in the amount of $150,000 and Mr. Heckman in the amount of $350,000 and secured by a mortgage held by the Parent on certain properties owned by Mr. Heckman located in the State of Washington and the Province of British Columbia (“Mortgage”). At the Closing of the Recapitalization, the Term Note was cancelled and the Personal Guarantee, the Mortgage and the MDB Guarantee were terminated.

On August 17, 2016 the Subsidiary borrowed $35,000 from a shareholder on demand. This loan was non-interest bearing and repaid on September 16, 2016 with proceeds from a loan from Integrated.

12.  Commitments and Contingencies

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

13.  Subsequent Events

On January 18, 2017, the Company issued 2,976 shares of common stock to one director, and 5,953 shares of common stock to a second director as compensation for the three months ended December 31, 2016. These shares, totaling 8,929 were valued at a per share price of $1.05, or a total of $9,375.

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The approximate transaction costs of $424,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.  The net cash proceeds were approximately $3.5 million.  The shares issued through this offering have registration rights, and it is expected that registration will be filled within forty-five days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

From January 1, 2017 to May 5, 2017, the Company has issued warrants to thirty-six of the Channel Partners for up to 1,725,000 shares of common stock with an average exercise price of $1.14, and ranging from $1.00 to $1.33. The warrants vest over three years and expire in five years from issuance. In addition to the three-year vesting condition, the warrants have performance conditions that determine how many warrants are earned. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner during the period from July 1, 2017 to December 31, 2017 or the revenue generated in any consecutive 12-month period during the period from issuance date to June 30, 2019. These performance conditions do not have sufficiently large disincentive for non-performance such that the fair value measure is not fixed until performance is complete. The Company recognizes expense for equity based payments to non-employees as the services are received.  The Company has specific objective criteria, such as the date of launch on the Company’s platform, for determination of the period over which services are received and expense is recognized.

From January 1, 2017 to May 5, 2017, the Company has granted options under the Stock Incentive Plan to nine employees for up to 1,124,000 shares with exercise prices ranging from $1.15 to $1.23 per share. The plan has not been approved by the shareholders of the Company at this time.