Form 10-Q
period 2017-03-31
theMaven, Inc.
filed 2017-05-22
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(b) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

As of May 12, 2017, the Registrant had 25,983,461 shares of common stock outstanding.

Form 10-Q

For the quarter ended March 31, 2017

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

theMaven, Inc. and Subsidiary

Consolidated Balance Sheet

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash	3,114,339	598,294
Prepayments and other current assets	115,871	121,587
Total current assets	3,230,210	719,881

Fixed assets, net	1,191,498	547,804
Intangible assets	20,000	20,000

Total Assets	4,441,708	1,287,685

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	228,879	154,361
Accrued expenses	527,283	54,789
Conversion feature liability	130,067	137,177
Total current liabilities	886,229	346,327

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 22,056,461 and 22,047,531 shares issued and outstanding at March 31, 2017 and December 31, 2016	220,564	220,475
Common stock to be issued	3,120,644	9,375
Additional paid-in capital	3,238,361	2,730,770
Accumulated deficit	(3,192,586)	(2,187,758)
Total stockholders’ equity	3,386,983	772,862
Total liabilities and stockholders’ equity	4,441,708	1,287,685

See accompanying notes to consolidated financial statements.

 theMaven, Inc. and Subsidiary

Consolidated Statement of Operations

Three Months Ended
March 31, 2017
(Unaudited)
Revenue
Operating Expenses:

Research and development	64,022
General and administrative	947,970
Total operating expenses	1,011,992

Loss from operations	(1,011,992)

Other income (loss):
Interest and dividend income, net	54
Change in fair value of conversion feature	7,110

Total other income	7,164

Net loss	(1,004,828)

Basic and diluted net loss per common share	(0.11)

Weighted average number of shares outstanding – basic and diluted	9,537,523

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2017

			Common Stock		Additional		Total
	Common Stock		To Be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	22,047,531	$220,475	8,929	$9,375	$2,730,770	$(2,187,758)	$772,862

Issuance of common stock	8,930	89	(8,929)	(9,375)	9,286		-
Private placement common stock to be issued, net of issuance costs			3,515,000	3,120,644	-		3,120,644
Stock based compensation					498,305		498,305
Net loss						(1,004,828)	(1,004,828)
Balance at March 31, 2017	22,056,461	$220,564	3,515,000	$3,120,644	$3,238,361	$(3,192,586)	$3,386,983

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Cash Flows

Three Months Ended
March 31, 2017
(Unaudited)
Cash flows from operating activities:
Net loss	(1,004,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(7,110)
Stock based compensation	286,149
Depreciation	881

Changes in operating assets and liabilities:
Prepayments and other current assets	5,716
Accounts payable	74,518
Accrued expenses	109,203
Net cash used in operating activities	(535,471)

Cash flows from investing activities:
Website development costs and other fixed assets	(432,419)
Net cash used in investing activities	(432,419)

Cash flows from financing activities:
Proceeds from stock to be issued	3,483,935
Net cash provided by financing activities	3,483,935

Net increase in cash	2,516,045

Cash at beginning of period	598,294

Cash at end of period	3,114,339

Supplemental disclosures of noncash investing and financing activities:
Reclassification of stock-based compensation to website development costs	212,156
Accrual of stock issuance costs	363,291

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. The Balance Sheet at December 31, 2016 has been derived from the Company’s audited financial statements.

In the opinion of management, these financial statements reflect all normal recurring, and other adjustments, necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

3. Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

The Company has not generated any operating revenues since July 22, 2016 (Inception) and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) a private placement of common stock in April 2017. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 9, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company will be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

4. Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three months ended March 31, 2017. All intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended March 31, 2017.

Website Development Costs

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense within the consolidated statement of operations. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $64,022 for the three months ended March 31, 2017.

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

Restricted stock that was subject to an escrow arrangement and/or a performance condition in conjunction with the Recapitalization was remeasured and fair value was estimated using the quoted price of our common stock on the date of the Recapitalization. The Company uses a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow. Each quarter the Company reevaluates the number of shares expected to be released from the performance condition escrow until the final determination is made as of December 31, 2017.

The fair value of fully vested stock awards is estimated using the quoted price of our common stock on the date of the grant. The fair value of stock option awards is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life.

The Company accounts for stock issued to non-employees in accordance with provisions of FASB ASC 505-50, “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliability measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date). Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The fair value of common stock warrants is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three months ended March 31, 2017, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2017.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At March 31, 2017, potentially dilutive shares outstanding amounted to 16,439,723.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue to date. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, and/or expertise may become obsolete and/or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

Recently Adopted Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 did not have any impact on Company’s financial statement presentation or disclosures.

Recent Issued Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

5.  Fixed Assets

At March 31 31, 2017 and December 31, 2016, fixed assets, net consisted of the following:

	March 31, 2017	December 31, 2016
Office equipment and computers	$11,772	$8,048
Furniture and Equipment	13,867	0
Website development costs	1,167,130	540,146
	1,192,769	548,194
Accumulated depreciation and amortization	(1,271)	(390)
Fixed assets, net	$1,191,498	$547,804

At March 31, 2017, the Company has not yet launched its website and accordingly no amortization of capitalized website development cost was recorded during the three months ended March 31, 2017.

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

As of March 31, 2017, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three months ended March 31, 2017, no shares of Series G were converted into shares of common stock.  At March 31, 2017, the outstanding Series G shares were convertible into a minimum of 163,827 shares of common stock.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $130,067 and $137,177 as of March 31, 2017 and December 31, 2016, respectively and has been included as “conversion feature liability” on the accompanying balance sheets.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at March 31, 2017:

Expected life of the redemption in years	1.0
Risk free interest rate	1.03%
Expected annual volatility	168.93%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Beginning as of January 1, 2017	$137,177
Decrease in fair value	(7,110)

Ending balance as of March 31, 2017	$130,067

8. Recapitalization on November 4, 2016

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

Prior to the Recapitalization, Integrated had 9,530,379 issued and outstanding shares of common stock. In the Recapitalization, holders of Subsidiary’s common stock received 4.13607 shares of Parent common stock for each Subsidiary share, totaling 12,517,152 shares. After the Recapitalization a total of 22,047,531 shares of Parent common stock are outstanding as of December 31, 2016. As of March 31, 2017, a total of 22,056,461 shares of Parent common stock are issued and outstanding.

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

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. Integrated incurred transaction costs of $921,698 consisting of $744,105 for the fair value of warrants issued to MDB and $177,593 in cash for legal and related transaction costs. The costs incurred by Integrated were recorded in financial statements of the Parent prior to Recapitalization and reduced the net monetary assets acquired. The aggregate intrinsic value of the warrants at March 31, 2017 is $1,216,000.

The Recapitalization resulted in the acquisition of gross assets of $1,447,000 consisting primarily of cash and available for sale investment securities and the assumption of $470,000 of liabilities. Included in the total liabilities assumed was 168 shares of Class G Preferred Stock, which is reported as a liability at aggregated liquidation value of $168,496 because it is a redeemable instrument at the option of the holder (see Note 7).

Prior to the closing of the Recapitalization, the Subsidiary had received $735,099 in multiple borrowings from Integrated on a note payable beginning on August 11, 2016 and ending on November 4, 2016. The note payable was cancelled as part of the Recapitalization and the proceeds from the borrowing from Integrated is considered as cash received due to the Recapitalization in addition to the net assets acquired. Legal and transaction costs incurred by Subsidiary of $50,000 related to the capital transaction were expensed and charged to General and Administrative expense in 2016.

9. Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 22,056,461 shares were issued and outstanding as of March 31, 2017.

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

At December 31, 2016, it was estimated that 72.5% of the shares subject to the performance condition will be released. At March 31, 2017, the expected achievement of the performance condition was reevaluated and it was determined that the shares estimated to be released had increased to 95.5%.

Restricted stock award activity for the period from July 22, 2016 (Inception) to March 31, 2017, including the reevaluation of the shares estimated to be release, was as follows:

	Shares	Shares Remeasured		Weighted- Average Price
Stock awards granted at Inception	12,209,677			0.20
Granted October 13, 2016	62,041			0.70
Granted October 16, 2016	245,434			0.70
Remeasurement at November 4, 2016	-	5,837,788	*	0.43
Vested	-			-
Reevaluation of shares expected to be released as of March 31, 2017	-	1,007,633		0.06
	-
Unvested at March 31, 2017	12,517,152			0.47

Expected to vest after March 31, 2017	12,517,152			0

*	The number of shares Remeasured as of November 4, 2016 reflect the effect of the Monte Carlo simulation determination of the estimated number of shares expected to be released from the performance condition escrow. This estimate will be reevaluated at each quarter end until the final outcome of the performance condition is satisfied on December 31, 2017.

At March 31, 2017, total compensation cost related to restricted stock awards but not yet recognized was $4,175,000. This cost will be amortized on a straight-line method over a period of approximately 2.4 years.

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

The fair value of stock options granted during the three months ended March 31, 2017 were estimated with the following assumptions:

Expected life	6.0 years
Risk-free interest rate	2.13%
Expected annual volatility	114.20%
Dividend yield	0.00%

For the three months ended March 31, 2017 option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Outstanding at January 1, 2017	275,137	0.48	5.15
			.
Granted	664,000	1.17	9.88
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2017	939,137	0.97	8.41	253,000

Vested and expected to vest at March 31. 2017	939,137	0.97	8.41	253,000

Exercisable at March 31, 2017	175,000	0.17	2.12	187,000

The Company has granted 764,137 options under the Plan. None of these options are yet vested. In the three months ended March 31, 2017, the Company recorded stock-based compensation of $17,278 related to the grants. Of the total stock-based compensation, $15,496 was expensed in General and Administrative expenses and $1,782 was capitalized as Website Development Costs. At March 31, 2017, total compensation cost related to stock options granted under the Plan but not yet recognized was $538,000. This cost will be amortized on a straight-line method over a period of approximately 2.87 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at March 31, 2017.

In addition, the Company assumed 175,000 fully-vested options in connection with the Recapitalization with an exercise price of $0.17 per share which expire on May 15, 2019.

The following table summarizes certain information about stock options for the three months ended March 31, 2017:

Weighted average grant-date fair value for options granted during the year	$1.01

Vested options in-the-money at March 31, 2017	175,000

Aggregate intrinsic value of options exercised during the year	$-

The following table summarizes the common shares reserved for future issuance under the Plan:

Stock options outstanding	764,137
Stock options available for future grant	906,730
1,670,867

Common Stock Warrants – Channel Partner Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. The following table summarizes the activity in Channel Partner Warrants during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Outstanding at January 1, 2017	350,000	1.05	4.75
Granted	1,280,000	1.11	4.82
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2017	1,630,000	1.10	4.79	-

Vested and expected to vest at March 31, 2017	1,100,000	1.10	4.79	-

Exercisable at March 31, 2017	-	-	-	-

In the three months ended March 31, 2017, the Company issued 1,280,000 common stock warrants to 28 of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $1.05 to $1.33 with a weighted average of $1.11. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017 to December 31, 2017 or the revenue generated during the period from issuance date through June 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measures at fair value that is not fixed until performance is complete. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company uses a Monte Carlo simulation model to determine the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform. The Company did not record compensation related to Channel Partner warrants in the three months ended March 31, 2017.

Other Warrants

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the warrants at March 31, 2017 is $1,216,000.

On March 21, 2017, the Company issued a warrant with performance conditions to be completed prior to June 21, 2017 to purchase 20,000 shares of Parent common stock with an exercise price of $1.18. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. No expense was recognized related to this warrant since at quarter end it was not probable that the performance conditions would be satisfied.

Common Stock to be Issued – Private Placement of Common Stock

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. A total of $3,515,000 of the gross proceeds was received prior to March 31, 2017.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The approximate transaction costs of $424,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.  The proceeds received prior to March 31, 2017, net of a proportionate share of the transaction costs, in the amount of $3,120,644 have been recorded as Common Stock to be Issued as of March 31, 2017.

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2017 was as follows:

	Restricted		Channel	Common
	Stock at	Stock	Partner	Stock to
	Inception	Options	Warrants	be Issued	Total
Research and development	-	-	-	-	-
General and administrative	270,653	15,496	-	-	286,149
	270,653	15,496	-	-	286,149

In addition, during the three months ended March 31, 2017 stock-based compensation totaling $212,156 during the application and development stage was capitalized for website development.

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

As of March 31, 2017, the Company had deferred tax assets primarily consisting of net operating losses and accrued liabilities not currently deductible. However, because of the current loss since Inception, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

March 31, 2017
Deferred tax assets:
Accrued liabilities not currently deductible	$74,355
Net operating loss and capital loss carryforwards	882,892
Gross deferred tax assets	957,247
Valuation allowance	(663,317)
Gross deferred tax assets net of valuation allowance	293,930

Deferred tax liabilities
Stock-based compensation	16,625
Website development costs and fixed assets	277,305

Net deferred tax asset	$-

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

At March 31, 2017, the Company had net operating loss carryforwards of approximately $2.6 million for federal income tax purposes.  The NOL carryforward may be used to reduce taxable income, if any, in future years through their expiration in 2036 and 2037.

The provision for income taxes on the statement of comprehensive loss differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes for the three months ended, as follows:

	March 31, 2017

Federal expense expected at statutory rate	$(344,010)	34.0%
Permanent differences	97,895	-9.7%
Change in valuation allowance	246,115	-24.5%

Tax benefit and effective tax rate	$-	0%

The Company recognizes tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the three months ended March 31, 2017.  The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the three months ended March 31, 2017.

11.  Related Party Transactions

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.

Mr. Christopher Marlett, a director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who was the Chief Financial Officer of the Company until May 15, 2017, is also the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensates Mr. Schuman for his services at the rate of $3,000 per month. Mr. Robert Levande, who is director of the Company, is also a senior managing director of MDB.

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

13.  Subsequent Events

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. A total of $3,515,000 of the gross proceeds was received prior to March 31, 2017.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The approximate transaction costs of $424,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.  The net cash proceeds were approximately $3.5 million.  The shares issued through this offering have registration rights, and a registration statement on Form S-1 was timely filed on May 15, 2017 within forty-five days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

From April 1, 2017 to May 19, 2017, the Company has issued warrants to ten of the Channel Partners to purchase up to 555,000 shares of common stock with an average exercise price of $1.23, and ranging from $1.19 to $1.25. The warrants vest over three years and expire in five years from issuance. In addition to the three-year vesting condition, the warrants have performance conditions that determine how many warrants are earned. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner during the period from July 1, 2017 to December 31, 2017 or the revenue generated in any consecutive 12-month period during the period from issuance date to June 30, 2019. These performance conditions do not have sufficiently large disincentive for non-performance such that the fair value measure is not fixed until performance is complete. The Company recognizes expense for equity based payments to non-employees as the services are received.  The Company has specific objective criteria, such as the date of launch on the Company’s platform, for determination of the period over which services are received and expense is recognized.

From April 1, 2017 to May 19, 2017, the Company has granted options under the Stock Incentive Plan to five employees for up to 485,000 shares with exercise prices ranging from $1.19 to $1.23 per share. The plan has not been approved by the shareholders of the Company at this time.

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

Overview

The Company was incorporated under the name of Integrated Surgical Systems, Inc. (“Integrated”) in Delaware in 1990. It was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, Integrated completed the sale of substantially all of its operating assets. After completion of the sale, the Integrated no longer engaged in any business activities and then sought to locate a suitable acquisition target to complete a business combination. From June 2007 until the closing of the Recapitalization (as defined in Note 2 of Item 1. Financial Statements) on November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the SEC. As a result of the Recapitalization, on a going forward basis, the Company continued to file its public reports with the SEC on an operating company basis. On December 2, 2016, the corporate name was changed from “Integrated Surgical Systems, Inc.” to “theMaven, Inc.”

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

The Company has not generated any operating revenues since July 22, 2016 (Inception) and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization, and (c) a private placement of common stock in April 2017. The Company has incurred operating losses and negative operating cash flows since July 22, 2016 (Inception), and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

In April 2017, the Company completed a private placement of its common stock, raising proceeds of $3,765,000 in gross proceeds. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. There can be no assurances that the Company will be able to secure any additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

Results of Operations

For the three months ended March 31, 2017, total net loss was approximately $1,004,828 or $0.11 loss per basic and diluted share.

Research and development expenses	$64,022
General and administrative expenses	$947,970
Loss from operations	$(1,011,992)

Research and development expenses

In the three months ended March 31, 2017, the Company spent $691,006 including $212,156 of stock-based compensation of which $626,984 was capitalized as Website Development Costs incurred during the application development stage and $64,022 was expensed as Research and Development Costs. The Company was actively developing the software and the underlying technology platform for an exclusive network of professionally managed online media channels. As of March 31, 2017, the online media network had not launched and no capitalized Website Development Costs were amortized to expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 were $947,970 including of stock based compensation of $286,149. Our expenses are due to our general administrative expenses of carrying on a business, including administrative compensation, office space lease expense, and legal and accounting expenses.

Liquidity and Capital Resources

Working Capital

The Company had working capital of approximately $2.3 million as of March 31, 2017. This was an increase of approximately $2 million due to the receipt of gross proceeds of $3.5 million received during the quarter from the private placement, net of stock issuance costs and cash used in operations and for investment during the quarter.

	March 31, 2017	December 31, 2016

Current Assets	$3,230,210	$719,881
Current Liabilities	$(886,229)	$(346,327)
Working Capital	$2,343,981	$373,554

The following table summarizes the Company’s cash flows during the three months ended March 31, 2017:

March 31, 2017

Net Cash Used in Operating Activities	$(535,471)
Net Cash Used in Investing Activities	(432,419)
Net Cash Provided by Financing Activities	3,483,935
Increase in Cash during the Period	$2,516,045

Cash at Beginning of Period	598,294

Cash at End of Period	$3,114,339

For the three months ended March 31, 2017, net cash used in operating activities was $535,471 which was due to the net loss reduced by non-cash expenses for stock-based compensation of approximately $286,000 and working capital changes of approximately $196,000 of expenses accrued and paid after the end of the quarter.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on April 4, 2017, will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our business offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future. We have no contracts or arrangements for any additional funding at this time. There can be no assurance that we will be able to raise any funding or will be able to meet our accrued obligations. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of Subsidiary for the period from July 22, 2016 (Inception) to December 31, 2016 and that of Integrated after the Closing of the Recapitalization. All intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended March 31, 2017.

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

Research and Development Expenses

In the three months ended March 31, 2017, the Company spent $691,006 including $212,156 of stock-based compensation of which $626,984 was capitalized as Website Development Costs incurred during the application development stage and $64,022 was expensed as Research and Development Costs.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three months ended March 31, 2017, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2017.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At March 31, 2017, potentially dilutive shares outstanding amounted to 16,439,723.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue to date. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, and/or expertise may become obsolete and/or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

Recently Adopted Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 did not have any impact on Company’s financial statement presentation or disclosures.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required of smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which were disclosed in Item 9A. Controls and Procedures in our 2016 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
3.2	Amendment to Certificate of Incorporation of the Registrant (Change of name – December 2016) (7)
3.3	By-laws of the Registrant, as amended. (1)
3.4	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.3	Channel Partners Stock Program – Form of Warrants (10)
4.4	2016 Stock Incentive Plan (10)
10.1	Securities Purchase Agreement (9)
10.2	Registration Rights Agreement (9)
10.3	William Sornsin Employment Agreement (6) (8)
10.4	Benjamin Joldersma Employment Agreement (6) (8)
10.5	Share Exchange Agreement, dated October 14, 2016 (8)
10.6	Amendment to the Share Exchange Agreement, dated November 4, 2016 (8)
10.7	Form of MDB Warrant issued in connection with the Share Exchange Agreement (8)
10.8	Form of Indemnification Escrow Agreement dated November 4, 2016 (8)
10.9	Form of Employee Confidentiality and Proprietary Rights Agreement (8)
10.10	Form of Lock Up Agreement (8)
10.11	Form of Registration Rights Agreement for the shares of pre-merger shareholders (8)
10.12	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.13	James C. Heckman Employment Agreement (6) (8)
10.14	Martin Heimbigner Employment Letter (6) (11)
31.1*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Executive Officer.
31.2*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Financial Officer
32.1*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(6)	Management employment agreement.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 18, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 10, 2017.

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, filed on May 10, 2017.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 19, 2017.

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theMaven, Inc.

By:	/s/ James C. Heckman, Jr.
James C. Heckman, Jr.
Chief Executive Officer

By:	/s/ Martin L. Heimbigner
Martin L. Heimbigner
Chief Financial Officer

Dated: May 22, 2017

36