Form 10-Q
period 2017-06-30
theMaven, Inc.
filed 2017-08-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the Registrant had 25,983,461 shares of common stock outstanding.

Form 10-Q

For the quarter ended June 30, 2017

Cautionary Statement Regarding Forward-Looking Information

This report by theMaven, Inc. (“Parent”), which includes information for its wholly owned subsidiary theMaven Network, Inc. (“Subsidiary”) (collectively “theMaven,” “Company” or “we”) contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding.  Other statements contained in this Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

theMaven, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash	$1,448,474	$598,294
Prepayments and other current assets	96,751	121,587
Total current assets	1,545,225	719,881

Fixed assets, net	1,885,087	547,804
Intangible assets	20,000	20,000

Total Assets	$3,450,312	$1,287,685

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$44,395	$154,361
Accrued expenses	122,624	54,789
Conversion feature liability	126,927	137,177
Total current liabilities	293,946	346,327

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 25,983,461 and 22,047,531 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	259,834	220,475
Common stock to be issued	-	9,375
Additional paid-in capital	7,508,989	2,730,770
Accumulated deficit	(4,780,953)	(2,187,758)
Total stockholders’ equity	2,987,870	772,862
Total liabilities and stockholders’ equity	$3,450,312	$1,287,685

See accompanying notes to consolidated financial statements.

 theMaven, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(Unaudited)	(Unaudited)
Revenue	-	-
Service Costs	$192,039	$192,039
Research and development	9,297	73,319
General and administrative	1,390,467	2,338,437

Loss from operations	(1,591,803)	(2,603,795)

Other income (loss):
Interest and dividend income, net	296	350
Change in fair value of conversion feature	3,140	10,250

Total other income	3,436	10,600

Net loss	$(1,588,367)	$(2,593,195)

Basic and diluted net loss per common share	$(0.12)	$(0.23)

Weighted average number of shares outstanding – basic and diluted	13,293,694	11,425,984

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2017

	Common Stock		To Be Issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	22,047,531	$220,475	8,929	$9,375	$2,730,770	$(2,187,758)	$772,862
Common stock to be issued	8,930	89	(8,929)	(9,375)	9,286		-
Issuance of common stock, net of offering costs	3,765,000	37,650	-	-	3,281,014		3,318,664
Shares issued for investment banking fees	162,000	1,620			199,260		200,880
Stock based compensation					1,288,659		1,288,659
Net loss						(2,593,195)	(2,593,195)
Balance at June 30, 2017	25,983,461	$259,834	-	$-	$7,508,989	$(4,780,953)	$2,987,870

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Cash Flows

Consolidated Statement of Cash Flows

Six Months Ended
June 30, 2017
(Unaudited)
Cash flows from operating activities:
Net loss	$(2,593,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(10,250)
Stock based compensation	843,841
Depreciation and amortization	56,335

Changes in operating assets and liabilities:
Prepayments and other current assets	24,836
Accounts payable	(127,474)
Accrued expenses	67,835
Net cash used in operating activities	(1,738,072)

Cash flows from investing activities:
Website development costs and other fixed assets	(948,800)
Net cash used in investing activities	(948,800)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,537,052
Net cash provided by financing activities	3,537,052

Net increase in cash	850,180

Cash at beginning of period	598,294

Cash at end of period	$1,448,474

Supplemental disclosures of noncash investing and financing activities:
Reclassification of stock-based compensation to website development costs	444,818
Accrual of stock issuance costs	17,508
Shares issued for investment banking fees	200,880

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2017

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

During the quarter ended June 30, 2017 the Company’s platform and media channel operations were launched in beta stage with ten initial channel partners. Internet users since the launch of our beta channels are able to utilize the platform on desktop, laptop and mobile devices for these channels. We expect that during the third and fourth quarters additional channels will be launched. As of August 11, 2017, we have over sixty signed channel partners. We do not expect to have any revenue producing customers during the beta stage of our technology or at the commencement of business operations establishing a media audience.

2. Basis of Presentation

theMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “theMaven Network, Inc.”.

theMaven, Inc. was formerly known as Integrated Surgical Systems, Inc., a Delaware corporation (“Integrated”). From June 2007 until November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the Securities and Exchange Commission (SEC). On August 11, 2016, Integrated entered into a loan to Subsidiary that provided initial funding totaling $735,099 for the Subsidiary’s operations. Integrated’s Board of Directors structured the loan to the Subsidiary as fully secured so that Integrated would receive cash at maturity of the loan if negotiations for a combination did not result in the consummated Recapitalization transaction. If the loan was not repaid then the remedies in the event of default were to pursue (a) the personal guarantee and/or (b) the mortgaged real estate collateral. The loan was not secured by the intellectual property of the Subsidiary, but there was a covenant that the Subsidiary would not, without prior written consent, sell or assign the business or intellectual property. This negative covenant did not give Integrated control or rights other than as a creditor. The loan did not provide Integrated with an equity interest or other ownership or control rights in the Subsidiary. The loan did not have any rights to conversion into equity in the Subsidiary. The note, and the associated payable, was cancelled as part of the Recapitalization and the proceeds from the borrowing from Integrated was considered as cash received due to the Recapitalization in addition to the net assets acquired.

On October 14, 2016 Integrated entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Subsidiary and the shareholders of Subsidiary holding all of the issued and outstanding shares of Subsidiary (collectively, “Subsidiary Shareholders”). The Share Exchange Agreement was amended on November 4, 2016 to include certain newly issued shares of Subsidiary in the transaction and make related changes to the agreement and the Share Exchange was consummated. The transaction resulted in Parent acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 12,517,152 newly issued shares of the common stock, $0.01 par value (the “Common Stock”) of Parent, representing approximately 56.7% of the issued and outstanding shares of Common Stock of Parent immediately after the transaction.

In determining the accounting treatment for the Share Exchange Agreement the primary factor was determining which party, directly or indirectly, holds greater than 50 percent of the voting shares has control and is considered to be the acquirer. Because the former shareholders of the Subsidiary received 56.7 percent voting control of the issued and outstanding shares of the Company after the transaction, the transaction was considered to be a reverse recapitalization for accounting purposes. Other factors that indicated that the former stockholders of the Subsidiary had control of the Company after the transaction included, (1) fully diluted equity interests, (2) composition of senior management, (3) former officers of the Parent ceded day-to-day responsibilities to officers of the Subsidiary, and (4) composition of Board of Directors. On a fully diluted basis, the former shareholders of the Subsidiary received 53.5 percent of the equity interests in the Company. All the members of senior management of the Company, other than the part-time Chief Financial Officer, were former shareholders of the Subsidiary. The former officers of the non-active shell ceded day-to-day management to officers of the Subsidiary. The Board of Directors, immediately after the Recapitalization included three members from the Parent and two members from the Subsidiary. Because the former shareholders of the Subsidiary could vote to make changes in the Board composition, the conclusion was that control of the Board, in substance, was vested in the former shareholders of the Subsidiary.

The transaction is referred to as the “Recapitalization.” The Recapitalization was consummated on November 4, 2016, as a result of which theMaven Network, Inc. became a wholly owned subsidiary of Integrated (the “Closing”). The note payable between Integrated and Subsidiary was an interdependent transaction with the Recapitalization and was cancelled upon closing of the Recapitalization. On December 2, 2016, Integrated amended its Certificate of Incorporation to change its name from “Integrated Surgical Systems, Inc.” to “theMaven, Inc.”

From June 2007 until the closing of the Recapitalization, Integrated was a non-active “shell company” as defined by regulations of the SEC and, accordingly, the Recapitalization was accounted for as a reverse recapitalization rather than a business combination. As the Subsidiary is deemed to be the purchaser for accounting purposes under reverse recapitalization accounting, the Company’s financial statements are presented as a continuation of Subsidiary, and the accounting for the Recapitalization is equivalent to the issuance of stock by Subsidiary for the net monetary assets of Parent as of the Closing accompanied by a recapitalization.  See Note 9 Stockholders’ Equity for summary of the assets acquired, transaction costs and the consideration exchanged in the Recapitalization.

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

As fully described in Note 9 Stockholders’ Equity, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. The Company believes that it does not have sufficient funds to support its operations through the end of the third quarter of 2017. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital prior to the end of September 2017.

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

4. Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three and six months ended June 30, 2017. All intercompany transactions and balances have been eliminated in consolidation. Because the Company was incorporated July 22, 2016, there is no comparable quarterly period as of June 30, 2016.

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

Digital Media Content

The Company intends to operate a network of online media channels and will provide digital media (text, audio and video) over the Internet that users may access on demand. As a broadcaster that transmits third party content owned by our channel partners via digital media, the Company applies ASC 920, “Entertainment – Broadcasters”. The channel partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per 1000 impressions”) based on the volume of advertising impressions served. We disclose fixed dollar commitments for channel content licenses in Note 12 Commitments and Contingencies. Channel partner agreements that include fixed yield based on the volume of impressions served are not included in Note 12 because they cannot be quantified, but are expected to be significant. The expense related to channel partner agreements are reported in “Service Costs” in the Statement of Operations. The cash payments related to channel partner agreements are classified within “Net cash used in operating activities” on the Statement of Cash Flows. Also under ASC 920, if channel partner agreements are structured such that the fee paid precedes the right to use the content because the broadcasts will occur in future periods, the Company will record a Content Asset and a related Content Obligation when all of the following conditions are met, (1) the cost of the content is known or reasonably determinable, (2) the content has been accepted and (3) the content is available for broadcasting under the terms of the channel partner agreement. Capitalized content cost will be amortized on a systematic basis over the agreement term on a straight-line method or an accelerated method depending on the economic and agreement terms. Capitalized content costs will be evaluated for impairment at least annually or whenever circumstances indicate that Content Assets may be impaired.

Fixed Assets

Fixed assets are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Office equipment and computers	3-5 years
Furniture and fixtures	5-8 years
Website development costs	3 years

Intangible Assets

The intangible assets consist of the cost of a purchase website domain name with an indefinite useful life.

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended June 30, 2017.

Website Development Costs

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense within the consolidated statement of operations. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality. Certain website and software development assets are placed into service and amortized and the Company continues to capitalize costs associated with other website and software development assets that are still in the development stage.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $9,297 and $73,319 for the three and six months ended June 30, 2017.

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

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation to employees and directors. The estimated fair value of stock based awards is recognized as compensation expense over the vesting period of the award. The Company has adopted ASU 2016-09 in 2016 with early application and account for actual forfeitures of awards as they occur.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three and six months ended June 30, 2017, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at June 30, 2017.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At June 30, 2017, potentially dilutive shares outstanding amounted to 18,847,613, of which 17,502,943 are not currently registered and/or subject to future vesting conditions. Included in these totals are 6,198,307 common stock equivalents that must be exercised which would result in aggregate proceeds from the sale of stock to the Company of $6,675,000.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue to date. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economies. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

5.  Fixed Assets

At June 30, 2017 and December 31, 2016, fixed assets, net consisted of the following:

	June 30, 2017	December 31, 2016
Office equipment and computers	$22,241	$8,048
Furniture and Equipment	20,621	0
Website development costs	1,898,951	540,146
	1,941,813	548,194
Accumulated depreciation and amortization	(56,726)	(390)
Fixed assets, net	$1,885,087	$547,804

In June 2017, the Company launched certain elements of its website, and accordingly, $53,000 of amortization expense, representing one month of amortization of capitalized website development costs, was recorded during the three and six months ended June 30, 2017.

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

As of June 30, 2017, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three and six months ended June 30, 2017, no shares of Series G were converted into shares of common stock.  At June 30, 2017, the outstanding Series G shares were convertible into a minimum of 132,154 shares of common stock.

Upon a change in control, sale or similar transaction, as defined in the Certificate of Designation for the Series G, each holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000, per share, for an aggregate amount of $168,496.  The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption option.  As such redemption is not in the control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the balance sheet between liabilities and stockholders’ equity.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $126,927 and $137,177 as of June 30, 2017 and December 31, 2016, respectively and has been included as “conversion feature liability” on the accompanying balance sheets.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at June 30, 2017:

Expected life of the redemption in years	1.0
Risk free interest rate	1.24%
Expected annual volatility	170.64%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Beginning as of January 1, 2017	$137,177
Decrease in fair value	(10,250)

Ending balance as of June 30, 2017	$126,927

8. Recapitalization

As described in Note 2 Basis of Presentation, the Company has accounted for the Recapitalization, which closed on November 4, 2016, as a reverse recapitalization. Because Integrated was a non-operating public shell corporation the transaction is considered to be a capital transaction in substance rather than a business combination. The transaction is equivalent to the issuance of stock by the Subsidiary for the net monetary assets of the Parent accompanied by a recapitalization.

Prior to the Recapitalization, Integrated had 9,530,379 issued and outstanding shares of common stock. In the Recapitalization, holders of Subsidiary’s common stock received 4.13607 shares of Parent common stock for each Subsidiary share, totaling 12,517,152 shares. After the Recapitalization a total of 22,047,531 shares of Parent common stock were outstanding.

As of June 30, 2017, as a result of other equity transactions described in Note 9 Stockholders’ Equity, a total of 25,983,461 shares of Parent common stock are issued and outstanding.

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

In determining the accounting treatment for the Share Exchange Agreement the primary factor was determining which party, directly or indirectly, held greater than 50 percent of the voting shares has control and is considered to be the acquirer. Because the former shareholders of the Subsidiary received 56.7 percent voting control of the issued and outstanding shares of the Company after the transaction, the transaction was considered to be a reverse recapitalization for accounting purposes. Other factors that indicated that the former stockholders of the Subsidiary had control of the Company after the transaction included, (1) fully diluted equity interests, (2) composition of senior management, (3) former officers of the Parent ceded day-to-day responsibilities to officers of the Subsidiary, and (4) composition of Board of Directors. On a fully diluted basis, the former shareholders of the Subsidiary received 53.5 percent of the equity interests in the Company. All the members of senior management of the Company, other than the part-time Chief Financial Officer, were former shareholders of the Subsidiary. The former officers of the non-active shell ceded day-to-day management to officers of the Subsidiary. The Board of Directors, immediately after the Recapitalization included three members from the Parent and two members from the Subsidiary. Because the former shareholders of the Subsidiary could vote to make changes in the Board composition, the conclusion was that control of the Board, in substance, was vested in the former shareholders of the Subsidiary.

The following table summarizes the calculation of the relative voting control at the time of the Recapitalization:

	Shares	Per Share	Fair Value	Voting %
Integrated shareholders pre-Recapitalization	9,530,379	$0.20	$1,903,464	43.3%
Integrated options pre-Recapitalization	175,000		-	0.0%
Warrant issued to MDB Capital Group	1,169,607		-	0.0%
TheMaven Network, Inc. shareholders	12,517,152	$0.20	2,500,000	56.7%
Total fully diluted shares	23,392,138		$4,403,464	100.0%

Shares issued and outstanding as of Closing	22,047,531

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11 Related Parties, Integrated issued warrants to MDB Capital Group, LLC (“MDB”) to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. Integrated incurred transaction costs of $921,698 consisting of $744,105 for the fair value of warrants issued to MDB and $177,593 in cash for legal and related transaction costs. The costs incurred by Integrated were recorded in financial statements of the Parent prior to Recapitalization and reduced the net monetary assets acquired. The aggregate intrinsic value of the warrants issued to MDB at June 30, 2017 is $1,520,000.

The Recapitalization resulted in the acquisition of gross assets of $1,447,000 consisting primarily of cash and available for sale investment securities and the assumption of $470,000 of liabilities. Included in the total liabilities assumed was 168 shares of Class G Preferred Stock, which is reported as a liability at aggregated liquidation value of $168,496 because it is a redeemable instrument at the option of the holder (see Note 7 Redeemable Convertible Preferred Stock).

Prior to the closing of the Recapitalization, the Subsidiary had received $735,099 in multiple borrowings from Integrated on a note payable beginning on August 11, 2016 and ending on November 4, 2016. Integrated’s Board of Directors structured the loan to the Subsidiary as a loan that was fully secured so that Integrated would receive cash at maturity of the loan if the negotiations did not result in the consummated Recapitalization transaction. If the loan was not repaid then the remedies in the event of default were to pursue (a) the personal guarantee and/or (b) the mortgaged real estate collateral. The loan was not secured by the intellectual property of theMaven, but there was a covenant that theMaven would not, without prior written consent, sell or assign the business or intellectual property. This negative covenant did not give Integrated control or rights other than as a creditor. The loan did not provide Integrated with an equity interest or other ownership or control rights in theMaven. The Note did not have any rights to conversion into equity in theMaven. The note payable was cancelled as part of the Recapitalization and the proceeds from the borrowing from Integrated is considered as cash received due to the Recapitalization in addition to the net assets acquired. Legal and transaction costs incurred by Subsidiary of $50,000 related to the capital transaction were expensed and charged to General and Administrative expense in 2016.

9. Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 25,983,461 shares were issued and outstanding as of June 30, 2017. The Company’s Directors and Officers hold 11,290,768 or 43.5% of the issued and outstanding shares.

Restricted Stock Awards

On August 11, 2016, management and employees of Subsidiary in conjunction with the incorporation on July 22, 2016, received 12,209,677 shares of common stock as adjusted for the Recapitalization exchange ratio of 4.13607. These shares are subject to a Company option to buy back the shares at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. A total of 7,966,070 shares were subject to the Company buy back right as of August 1, 2016, and 4,094,708 were made subject to the Company buy back right on November 4, 2016, in conjunction with the Recapitalization. The employees vest their ownership in these shares over a three-year period beginning August 1, 2016, with one-third vesting on August 1, 2017, and the balance monthly over the remaining two years. The fair value of these shares of Subsidiary stock was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization (See Note 8 Recapitalization). Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

On October 13, 2016, Subsidiary granted 62,041 shares of common stock to an employee. On October 16, 2016, an additional 245,434 shares of Subsidiary common stock were granted to a director. The fair value of these shares of Subsidiary stock was estimated on the date of the awards based on the quoted closing stock price on November 4, 2016, since the Recapitalization was pending. These shares are subject to a Company option to buy back the shares at the original cash consideration paid.

As a condition of the Recapitalization, a total of 4,094,708 shares were required to be placed into an escrow arrangement for purposes of enforcement of the Company option to buy back shares for the balance of the three-year service period. A total of 4,381,003 shares, which includes 35% of the 4,094,708 shares added to the buyback option, are escrowed and subject to a performance condition requiring the Company to achieve certain operating metrics regarding monthly unique users by December 31, 2017. Pursuant to a negotiated schedule the performance condition can be satisfied in partial increments up to the full number of shares escrowed. The Company uses a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow.

Pursuant to FASB ASC 718, escrowed share arrangements in a capital raising transaction are considered to be compensatory, as such, the shares subject to these escrow provisions were re-measured as of November 4, 2016, the date of the Recapitalization. The estimated fair value of these shares was determined based on the quoted closing stock price on November 4, 2016. Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

At December 31, 2016, it was estimated that 72.5% of the shares subject to the performance condition will be released. At June 30, 2017, the expected achievement of the performance condition was reevaluated and it was determined that the shares estimated to be released had increased to 100%.

Restricted stock award activity for the period from July 22, 2016 (Inception) to June 30, 2017, including the reevaluation of the shares estimated to be release, was as follows:

	Shares	Shares Remeasured		Weighted- Average Price
Stock awards granted at Inception	12,209,677			$0.20
Granted October 13, 2016	62,041			0.70
Granted October 16, 2016	245,434			0.70
Remeasurement at November 4, 2016	-	5,837,788	*	0.43
Vested	-			-
Reevaluation of shares expected to be released as of March 31, 2017	-	1,007,633	*	0.06
Reevaluation of shares expected to be released as of June 30, 2017	-	197,145	*	0.01
Unvested at June 30, 2017	12,517,152			$0.48

Expected to vest after June 30, 2017	12,517,152			$0.48

*	The number of shares Remeasured as of November 4, 2016, March 31, 2017 and June 30, 2017 reflect the effect of the Monte Carlo simulation determination of the estimated number of shares expected to be released from the performance condition escrow. This estimate will be reevaluated at each quarter end until the final outcome of the performance condition is satisfied on December 31, 2017.

At June 30, 2017, total compensation cost related to restricted stock awards but not yet recognized was $3,835,000. This cost will be amortized on a straight-line method over a period of approximately 2.1 years.

Stock Options

On December 19, 2016, the Company’s Board of Directors approved the 2016 Stock Incentive Plan (“Plan”) and reserved 1,670,867 shares of common stock for issuance under the Plan, including options and restricted performance stock awards. On June 28, 2017, the Board of Directors approved an increase in the total number of shares reserved from 1,670,867 to 3,000,000. The Plan is administered by the Board of Directors, and there were no grants prior to the formation of the Plan. Shares of common stock that are issued under the Plan or subject to outstanding incentive awards will be applied to reduce the maximum number of shares of common stock remaining available for issuance under the Plan, provided, however, that that shares subject to an incentive award that expire will automatically become available for issuance. Options issued under the Plan may have a term of up to ten years and may have variable vesting provisions.

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

The fair value of stock options granted during the period ended June 30, 2017 were estimated with the following assumptions:

	First Quarter	Second Quarter
Expected life in years	6.0	5.9
Risk-free interest rate	2.13%	1.97%
Expected annual volatility	114.20%	117.87%
Dividend yield	0.00%	0.00%

For the six months ended June 30, 2017 stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Outstanding at January 1, 2017	275,137	$0.48	5.15
			.
Granted	1,779,000	1.37	9.79
Exercised	-	-
Forfeited	(50,000)	(1.23)

Outstanding at June 30, 2017	2,004,137	$1.25	9.16	$498,300

Vested and expected to vest at June 30, 2017	2,0044,137	$1.25	9.16	$498,300

Exercisable at June 30, 2017	195,000	$0.28	2.70	$238,750

The Company has granted 1,879,137 options under the Plan. None of these options are yet vested. In the three and six months ended June 30, 2017, the Company recorded stock-based compensation of $200,014 and $217,292, respectively related to the grants. Of the total stock-based compensation in the three months, $176,017 was expensed in General and Administrative expenses and $23,998 was capitalized as Website Development Costs. Of the total stock-based compensation in the six months, $191,513 was expensed in General and Administrative expenses and $25,779 was capitalized as Website Development Costs.

At June 30, 2017, total compensation cost related to stock options granted under the Plan but not yet recognized was $1,699,000. This cost will be amortized on a straight-line method over a period of approximately 2.41 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at June 30, 2017.

In addition, the Company assumed 175,000 fully-vested options in connection with the Recapitalization with an exercise price of $0.17 per share which expire on May 15, 2019.

The following table summarizes certain information about stock options for the six months ended June 30, 2017:

Weighted average grant-date fair value for options granted during the year	$1.37

Vested options in-the-money at June 30, 2017	175,000

Aggregate intrinsic value of options exercised during the year	$-

The following table summarizes the common shares reserved for future issuance under the Plan:

Stock options outstanding under the Plan	1,829,137
Stock options available for future grant	1,170,863
3,000,000

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

The following table summarizes the activity in Channel Partner Warrants during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Outstanding at January 1, 2017	350,000	$1.05	4.75
Granted	2,674,500	1.33	4.72
Exercised	-	-	-
Forfeited	-	-	-

Outstanding at June 30, 2017	3,024,500	$1.30	4.70	$817,000

Vested and expected to vest at June 30, 2017	1,319,000	$1.30	4.70	$361,000

Exercisable at June 30, 2017	-	-	-	-

In the six months ended June 30, 2017, the Company issued 2,674,500 common stock warrants to Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $1.05 to $1.90 with a weighted average of $1.33. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017, to December 31, 2017, or the revenue generated during the period from issuance date through June 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company uses a Monte Carlo simulation model to determine the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform. As of June 30, 2017, the Company has estimated that 1,319,000 of Channel Partner Warrants will be earned. The Company recorded in Service Costs a total of $80,000 of stock-based compensation related to Channel Partner warrants in the three and six months ended June 30, 2017.

Other Warrants

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11 Related Parties, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the warrants at June 30, 2017, is $1,520,000.

Common Stock – Private Placement of Common Stock

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The transaction costs of $446,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense for the three months ended June 30, 2017 was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
Service Costs	$-	$-	$80,000	$-	$80,000
Research and development	-	-	-	-	-
General and administrative	269,341	176,016	-	32,335	477,692
	$269,341	$176,016	$80,000	$32,335	$557,692

In addition, during the three months ended June 30, 2017, stock-based compensation totaling $232,622 during the application and development stage was capitalized for website development.

The impact on our results of operations of recording stock-based compensation expense for the six months ended June 30, 2017, was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
Service Costs	$-	$-	$80,000	$-	$80,000
Research and development	-	-	-	-	-
General and administrative	539,994	191,512	-	32,335	763,841
	$539,994	$191,512	$80,000	$32,335	$843,841

In addition, during the six months ended June 30, 2017, stock-based compensation totaling $444,818 during the application and development stage was capitalized for website development.

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

As of June 30, 2017, the Company had deferred tax assets primarily consisting of net operating losses, stock-based compensation and accrued liabilities not currently deductible. However, because of the current loss since Inception, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

June 30, 2017
Deferred tax assets:
Accrued liabilities not currently deductible	$71,211
Stock-based compensation	76,995
Net operating loss and capital loss carryforwards	1,386,186
Gross deferred tax assets	1,534,392
Valuation allowance	(1,088,770)
Gross deferred tax assets net of valuation allowance	445,622

Deferred tax liabilities
Stock-based compensation	16,625
Website development costs and fixed assets	428,997

Net deferred tax asset	$-

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

At June 30, 2017, the Company had net operating loss carryforwards of approximately $4.1 million for federal income tax purposes.  The NOL carryforward may be used to reduce taxable income, if any, in future years through their expiration in 2036 and 2037.

The provision for income taxes on the consolidated statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes for the six months ended, as follows:

	June 30, 2017

Federal expense (benefit) expected at statutory rate	$(881,686)	34.0%
Permanent differences	215,816	-8.3%
Change in valuation allowance	665,870	-25.7%

Tax benefit and effective tax rate	$-	0%

The Company recognizes tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the six months ended June 30, 2017.  The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the six months ended June 30, 2017.

11.  Related Party Transactions

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock, valued at $201,000, to MDB Capital Group LLC, which acted as placement agent.

Mr. Christopher Marlett, a director of the Company, is also the Chief Executive Officer of MDB. Mr. Gary Schuman, who was the Chief Financial Officer of the Company until May 15, 2017, is also the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensated Mr. Schuman for his services at the rate of $3,000 per month totaling $18,000 until June 30, 2017.

12.  Commitments and Contingencies

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

On a select basis, the Company has provided revenue share guarantees to certain publishers that transition their publishing operations from another platform to theMaven.net. These arrangements generally guarantee the publisher a monthly amount of income for a period of 24 months from inception of the publisher contract that is the greater of (a) fixed monthly minimum, or (b) the calculated earned revenue share. To the extent that the fixed monthly minimum paid exceeds the earned revenue share (defined as an Over Advance) in any month during the first 24 months, then the Company may recoup the aggregate Over Advance that was expensed in the first 24 months during months 25 to 36 of the publisher contract to the extent that the earned revenue share exceeds the monthly minimum in those future months. As of June 30, 2017, the aggregate commitment is $862,000 and the Over Advance contingent amount that the Company may recoup is $98,000. The following table shows the aggregate commitment by year:

Commitment
2017	$240,000
2018	480,000
2019	142,000
$862,000

The Company may have a liability for additional state franchise taxes in the amount of approximately $44,000, plus interest at 18% per annum for certain annual periods prior to 2014. Because of state statutory provisions, the underpaid amount will only be due once assessed and demanded by the state.  The tax liability and associated interest has not been included as an accrued liability because management has determined that the likelihood of the state making the assessment is low.  Depending on circumstances, management may change its estimate of the probability of an assessment and establish either an accrual or record a payment for the tax liability if assessed.

13.  Subsequent Events

From July 1, 2017, to August 12, 2017, the Company has granted 17,959 options under the Stock Incentive Plan with exercise price $1.50 per share. The Plan has not been approved by the shareholders of the Company at this time.

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

Overview

The Company was incorporated under the name of Integrated Surgical Systems, Inc. (“Integrated”) in Delaware in 1990. It was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, Integrated sold substantially all of its operating assets, and Integrated no longer engaged in any business activities other than seeking to locate a suitable acquisition target to complete a business combination. From June 2007 until the closing of the Recapitalization (as defined in Note 2 Basis of Presentation of Item 1. Financial Statements) on November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the SEC. As a result of the Recapitalization, on a going forward basis, the Company continued to file its public reports with the SEC on an operating company basis. On December 2, 2016, the corporate name was changed from “Integrated Surgical Systems, Inc.” to “theMaven, Inc.”

In making the accounting conclusion the primary factor was determining which party, directly or indirectly, holds greater than 50 percent of the voting shares has control and is considered to be the acquirer. Because the former shareholders of the Subsidiary received 56.7 percent voting control of the issued and outstanding shares of the Company after the transaction, the transaction was considered to be a reverse recapitalization for accounting purposes. Other factors that indicated that the control of the Company after the transaction included, (1) fully diluted equity interests, (2) composition of senior management, (3) former officers of the Parent ceded day-to-day responsibilities to officers of the Subsidiary, and (4) composition of Board of Directors. On a fully diluted basis, the former shareholders of the Subsidiary received 53.5 percent of the equity interests in the Company. All the members of senior management of the Company, other than the part-time Chief Financial Officer, were former shareholders of the Subsidiary. The former officers of the non-active shell ceded day-to-day management to officers of the Subsidiary. The Board of Directors, immediately after the Recapitalization included three members from the Parent and two members from the Subsidiary. Because the former shareholders of the Subsidiary could vote to make changes in the Board composition, the conclusion was that control of the Board, in substance, was vested in the former shareholders of the Subsidiary.

theMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “theMaven Network, Inc.” theMaven Network, Inc. is a 100% owned subsidiary of the theMaven, Inc.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital.

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

In April 2017, the Company completed a private placement of its common stock, raising proceeds of $3,765,000 in gross proceeds. The Company believes that it does not have sufficient funds to support its operations through the end of the third quarter of 2017. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital prior to the end of September 2017. There can be no assurances that the Company will be able to secure any additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

Results of Operations

For the three and six months ended June 30, 2017, total net loss was approximately:

	Three Months	Six Months
Revenue	$-	$-
Service Costs	$192,039	$192,039
Research and development expenses	$9,297	$73,319
General and administrative expenses	$1,390,467	$2,338,437
Loss from operations	$(1,591,803)	$(2,603,795)

Basic and diluted loss per share	$(0.12)	$(0.23)

Service Costs

During the quarter ended June 30, 2017, the Company’s platform and media channel operations were launched in beta stage with ten initial channel partners. Service costs are the costs incurred to operate and maintain the Company’s platform and exclusive network of professionally managed online media channels. Service costs include hosting and bandwidth, amortization of website development costs, revenue share or guaranteed minimum payments to publishers for licensed content, advertising platform costs and other operational costs. During the three and six months ended June 30, 2017, the Company incurred $192,039 of Service Costs.

Research and development expenses

Research and development costs are charged to operations in the period incurred and amounted to $9,297 and $73,319 for the three and six months ended June 30, 2017.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2017, were $1,390,467 and $2,338,437, respectively. Included in general and administrative expenses is stock based compensation of $477,692 and $763,841 for the three and six-month periods, respectively. Our expenses are due to our general administrative expenses of carrying on a business, including administrative compensation of approximately $387,000 and $627,000 in the three and six-month periods, and legal, professional and accounting expenses of approximately $116,000 and $291,000 in the three and six-month periods; and other administrative expenses including travel, meals, insurance, rent and independent contractors.

Liquidity and Capital Resources

Working Capital

The Company had working capital of approximately $1.25 million as of June 30, 2017. This was an increase of approximately $878,000 due to the receipt of net proceeds of $3.5 million received during the year from the private placement, net of stock issuance costs and cash used in operations and for investment during the six months ended June 30, 2017.

	June 30, 2017	December 31, 2016

Current Assets	$1,545,225	$719,881
Current Liabilities	$(293,946)	$(346,327)
Working Capital	$1,251,279	$373,554

The following table summarizes the Company’s cash flows during the six months ended June 30, 2017:

June 30, 2017

Net Cash Used in Operating Activities	$(1,738,072)
Net Cash Used in Investing Activities	(948,800)
Net Cash Provided by Financing Activities	3,537,052
Increase in Cash during the Period	$850,180

Cash at Beginning of Period	598,294

Cash at End of Period	$1,448,474

For the six months ended June 30, 2017, net cash used in operating activities was $1,738,072 which was primarily due to the net loss of $2,593,195 reduced by non-cash expenses for stock-based compensation of approximately $844,000 and amortization and depreciation of $56,000 and increased by working capital changes of approximately $35,000.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on April 4, 2017, will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our business offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital prior to the end of September 2017 as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future. We have no contracts or arrangements for any additional funding at this time. There can be no assurance that we will be able to raise any funding or will be able to meet our accrued obligations. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three and six months ended June 30, 2017. All intercompany transactions and balances have been eliminated in consolidation. Because the Company was incorporated July 22, 2016, there is no comparable quarterly period as of June 30, 2016.

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

Digital Media Content

The Company intends to operate a network of online media channels and will provide digital media (text, audio and video) over the Internet that users may access on demand. As a broadcaster that transmits third party content owned by our channel partners via digital media, the Company applies ASC 920, “Entertainment – Broadcasters”. The channel partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per 1000 impressions”) based on the volume of advertising impressions served. We disclose fixed dollar commitments for channel content licenses in Note 12 Commitments and Contingencies. Channel partner agreements that include fixed yield based on the volume of impressions served are not included in Note 12 because they cannot be quantified, but are expected to be significant. The expense related to channel partner agreements are reported in “Service Costs” in the Statement of Operations. The cash payments related to channel partner agreements are classified within “Net cash used in operating activities” on the Statement of Cash Flows. Also under ASC 920, if channel partner agreements are structured such that the fee paid precedes the right to use the content because the broadcasts will occur in future periods, the Company will record a Content Asset and a related Content Obligation when all of the following conditions are met, (1) the cost of the content is known or reasonably determinable, (2) the content has been accepted and (3) the content is available for broadcasting under the terms of the channel partner agreement. Capitalized content cost will be amortized on a systematic basis over the agreement term on a straight-line method or an accelerated method depending on the economic and agreement terms. Capitalized content costs will be evaluated for impairment at least annually or whenever circumstances indicate that Content Assets may be impaired.

Fixed Assets

Fixed assets are recorded at cost. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Office equipment and computers	3-5 years
Furniture and fixtures	5-8 years
Website development costs	3 years

Intangible Assets

The intangible assets consist of the cost of a purchased website domain name with an indefinite useful life.

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended June 30, 2017.

Website Development Costs

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense within the consolidated statement of comprehensive loss. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality. Certain website and software development assets are placed into service and amortized and the Company continues to capitalize costs associated with other website and software development assets that are still in the development stage.

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

Research and Development Expenses

Research and development costs are charged to operations in the period incurred and amounted to $9,297 and $73,319 for the three and six months ended June 30, 2017.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three and six months ended June 30, 2017, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at June 30, 2017.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At June 30, 2017, potentially dilutive shares outstanding amounted to 18,847,613, of which 17,502,943 are not currently registered and/or subject to future vesting conditions. Included in these totals are 6,198,307 common stock equivalents that must be exercised which would result in proceeds from the sale of stock to the Company of $6,675,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2016 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2017

