Form 10-Q
period 2017-09-30
theMaven, Inc.
filed 2017-11-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of November 13, 2017, the Registrant had 28,516,009 shares of common stock outstanding.

Form 10-Q

For the quarter ended September 30, 2017

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

theMaven, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash	$1,699,061	$598,294
Accounts receivable	3,482	-
Deferred contract costs	15,986	-
Prepayments and other current assets	102,265	121,587
Total current assets	1,820,794	719,881

Fixed assets, net	2,515,930	547,804
Intangible assets	20,000	20,000

Total assets	$4,356,724	$1,287,685

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$51,568	$154,361
Accrued expenses	442,061	54,789
Deferred revenue	31,634	-
Conversion feature liability	130,238	137,177
Total current liabilities	655,501	346,327

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 26,005,140 and 22,047,531 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	260,051	220,475
Common stock to be issued in private placement	1,566,000	9,375
Additional paid-in capital	8,265,925	2,730,770
Accumulated deficit	(6,559,249)	(2,187,758)
Total stockholders’ equity	3,532,727	772,862
Total liabilities and stockholders’ equity	$4,356,724	$1,287,685

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$6,064	$-	$6,064	$-
Expenses:
Service Costs	449,567	-	641,606	-
Research and development	30,776	374,944	104,095	374,944
General and administrative	1,300,767	1,110,461	3,639,204	1,110,461

Loss from operations	(1,775,046)	(1,485,405)	(4,378,841)	(1,485,405)

Other income (expense):
Interest and dividend income, net	61	-	411	-
Interest expense	-	(4,044)	-	(4,044)
Change in fair value of conversion feature	(3,311)	-	6,939	-

Total other income (expense)	(3,250)	(4,044)	7,350	(4,044)

Net loss	$(1,778,296)	$(1,489,449)	(4,371,491)	(1,489,449)

Basic and diluted net loss per common share	$(0.11)	$(0.35)	$(0.33)	$(0.35)

Weighted average number of shares outstanding – basic and diluted	16,367,424	4,243,607	13,091,231	4,243,607

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2017

	Common Stock		To Be Issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2017	22,047,531	$220,475	8,929	$9,375	$2,730,770	$(2,187,758)	$772,862
Common stock to be issued in private placement, net of issuance costs	-	-	1,521,739	$1,566,000	-	-	$1,566,000
Common stock to be issued	8,929	89	(8,929)	(9,375)	9,286	-	-
Issuance of common stock, net of offering costs	3,765,000	37,650	-	-	3,281,014	-	3,318,664
Shares issued for investment banking fees	162,000	1,620	-	-	199,260	-	200,880
Exercise of stock options	21.680	217			(217)		-

Stock-based compensation	-	-	-	-	2,045,812	-	2,045,812
Net loss	-	-	-	-		(4,371,491)	(4,371,491)
Balance at September 30, 2017	26,005,140	$260,051	1,521,739	$1,566,000	$8,265,925	$(6,559,249)	$3,532,727

See accompanying notes to consolidated financial statements.

theMaven, Inc. and Subsidiary

Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,371,491)	$(1,489,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(6,939)	-
Stock based compensation	1,357,510	935,058
Depreciation and amortization	233,990	-
Changes in operating assets and liabilities:
Prepayments and other current assets	19,322	(5,222)
Accounts receivable	(3,482)	-
Deferred costs	(15,986)	-
Accounts payable	(102,793)	30,600
Deferred revenue	31,634	-
Accrued expenses	203,271	36,992
Net cash used in operating activities	(2,654,964)	(492,021)

Cash flows from investing activities:
Website development costs and fixed assets	(1,513,813)	-
Net cash used in investing activities	(1,513,813)	-

Cash flows from financing activities:
Proceeds from common stock to be issued in private placement	1,750,000	-
Proceeds from notes payable	-	638,351
Net proceeds from issuance of common stock	3,519,544	2,952
Net cash provided by financing activities	5,269,544	641,303

Net increase in cash	1,100,767	149,282

Cash at beginning of period	598,294	-

Cash at end of period	$1,699,061	$149,282

Supplemental disclosures of noncash investing and financing activities:
Reclassification of stock-based compensation to website development costs	688,302	-
Accrual of stock issuance costs	184,000	-
Shares issued for investment banking fees	200,880	-

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2017

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

During the second quarter of 2017 the Company’s platform and media channel operations were launched in beta stage and by the end of the third quarter there were a total of 23 channel partners operating on theMaven Network. Internet users since the launch of our channels are able to utilize the platform on desktop, laptop and mobile devices for these channels. We expect that during the fourth quarter additional channels will be launched. As of November 13, 2017, we have over sixty signed channel partners and 28 channel partners operating on theMaven Network. We do not expect to have significant revenue during the fourth quarter as we continue development of our technology and the commencement of business operations establishing a media audience.

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

On October 14, 2016, Integrated entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Subsidiary and the shareholders of Subsidiary holding all of the issued and outstanding shares of Subsidiary (collectively, “Subsidiary Shareholders”). The Share Exchange Agreement was amended on November 4, 2016, to include certain newly issued shares of Subsidiary in the transaction and make related changes to the agreement and the Share Exchange was consummated. The transaction resulted in Parent acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 12,517,152 newly issued shares of the common stock, $0.01 par value (the “Common Stock”) of Parent, representing approximately 56.7% of the issued and outstanding shares of Common Stock of Parent immediately after the transaction.

In determining the accounting treatment for the Share Exchange Agreement, the primary factor was determining which party, directly or indirectly, holds greater than 50 percent of the voting shares has control and is considered to be the acquirer. Because the former shareholders of the Subsidiary received 56.7 percent voting control of the issued and outstanding shares of the Company after the transaction, the transaction was considered to be a reverse recapitalization for accounting purposes. Other factors that indicated that the former stockholders of the Subsidiary had control of the Company after the transaction included, (1) fully diluted equity interests, (2) composition of senior management, (3) former officers of the Parent ceded day-to-day responsibilities to officers of the Subsidiary, and (4) composition of Board of Directors. On a fully diluted basis, the former shareholders of the Subsidiary received 53.5 percent of the equity interests in the Company. All the members of senior management of the Company, other than the part-time Chief Financial Officer, were former shareholders of the Subsidiary. The former officers of the non-active shell ceded day-to-day management to officers of the Subsidiary. The Board of Directors, immediately after the Recapitalization included three members from the Parent and two members from the Subsidiary. Because the former shareholders of the Subsidiary could vote to make changes in the Board composition, the conclusion was that control of the Board, in substance, was vested in the former shareholders of the Subsidiary.

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

Comparative Period from Inception on July 22, 2016 to September 30, 2016

theMaven Network, Inc. was incorporated on July 22, 2016 and initially issued shares of its common stock on August 1, 2016 in exchange for cash at par value. Through September 30, 2016, the previously reported financial statements of Integrated did not include the operations of theMaven Network, Inc. However, unaudited financial statements of theMaven Network, Inc. for the three months ended September 30, 2016 were previously issued. As a result of the accounting for the Recapitalization as of the November 4, 2016 effective date of the transaction, the financial statements of theMaven Network, Inc. became the financial statements of Integrated for all periods previously presented. Subsequently, in conjunction with the preparation of audited consolidated financial statements of the Company for the year ended December 31, 2016, the Company recorded certain stock-based compensation adjustments to reflect the accounting for the fair value of the shares of common stock issued by theMaven Network, Inc. in August 2016 that were subject to vesting and redemption provisions (see Note 9). As a result, the accompanying consolidated unaudited statements of operations for the three months ended September 30, 2016 include stock-based compensation costs of $935,058, of which $67,842 was allocated to research and development expense and $867,216 was allocated to general and administrative expense. These stock-based compensation adjustments did not have any effect on cash flows from operating activities for the three months ended September 30, 2016 or on total stockholders’ equity as of September 30, 2016.

3. Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

The Company has not generated significant revenues since July 22, 2016 (Inception) and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) two private placements of common stock in April 2017 and in October 2017. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 9 Stockholders’ Equity, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. As described in Note 13 Subsequent Events the Company completed a second private placement raising gross proceeds of $2.75 million in October 2017, of which $1.75 million had been received as of September 30, 2017. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital in the first quarter of 2018.

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

4. Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

During the third quarter of 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers” as the accounting standard for revenue recognition. Since the Company had not previously generated revenue from customers the Company did not have to transition its accounting method from ASC 605, “Revenue Recognition”.

Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. The following is a description of the principal activities from which the Company generates revenue:

Advertising

The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with our various channels. In accordance with ASC 606 the Company recognizes revenue from advertisements at the point in time when each ad is viewed as reported by our advertising network partners. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes our independent publisher channel partners a revenue share of the advertising revenue earned and this is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Membership

The Company enters into contracts with Internet users that subscribe to premium content on the digital media channels. These contracts provide Internet users with a subscription to access the premium content for a given period of time, which is generally one year. In accordance with ASC 606 the Company recognizes revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period. Subscribers make payment for a subscription by credit card and the amount of the subscription collected in cash is initially recorded as deferred revenue on the balance sheet. As the Company provides access to the premium content over the subscription term the Company recognizes revenue and proportionately reduces the deferred revenue balance. The Company owes our independent publisher channel partners a revenue share of the membership revenue earned and this is initially deferred as deferred contract costs. The Company recognizes deferred contract costs over the subscription term in the same pattern that the associated membership revenue is recognized.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Advertising	Membership	Total	Advertising	Membership	Total
By Product Lines:	$2,146	$3,918	$6,064	$2,146	$3,918	$6,064

	United States	Other	Total	United States	Other	Total
By Geographical Markets:	$6,064	$-	$6,064	$6,064	$-	$6,064

	At a Point in Time	Over Time	Total	At a Point in Time	Over Time	Total
By Timing of Revenue Recognition:	$2,146	$3,918	$6,064	$2,146	$3,918	$6,064

Contract Balances

The following table provides information about contract balances as of September 30, 2017:

	Advertising	Membership	Total
Accounts receivables	$2,074	$1,408	$3,482
Short-term contract assets (deferred contract costs)	-	$15,986	$15,986
Short-term contract liabilities (deferred revenue)	-	$31,634	$31,634

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and generally collected within 90 days. The Company generally receives payments from membership customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and generally collected weekly. Contract assets include contract fulfillment costs related to revenue shares owed to channel partners, which are amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue over time. The Company had no asset impairment charges related to contract assets in the period.

Contract acquisition costs and practical expedients

For contracts that have a duration of less than one year, the Company follows ASC 606 practical expedients and expenses these costs when incurred; for contracts with life exceeding one year, which did not apply during the current period, the Company records these costs in proportion to completion of each completed performance obligation. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within general and administrative expenses.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended September 30, 2017.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $30,776 and $104,095 for the three and nine months ended September 30, 2017. Research and development costs are amounted to $374,944 for the three months ended September 30, 2016.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at September 30, 2017.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At September 30, 2017, potentially dilutive shares outstanding amounted to 14,737,558, of which 13,417,951 are not currently registered and/or subject to future vesting conditions. Included in these totals are 6,663,244 common stock equivalents that must be exercised which would result in aggregate proceeds from the sale of stock to the Company of $6,735,000.

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

The Company has adopted ASC 606 in the current quarter ended September 30, 2017 and began recognition of revenue from contracts with customers as a result of the launch of its network operations. Since the Company had not previously generated revenue from customers the Company did not have to transition its accounting method from ASC 605, “Revenue Recognition”.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The ASU should be applied prospectively on and after the effective date. The Company is evaluating the impact of this ASU.

5.  Fixed Assets

At September 30, 2017 and December 31, 2016, fixed assets, net consisted of the following:

	September 30, 2017	December 31, 2016
Office equipment and computers	$29,871	$8,048
Furniture and Equipment	21,220	-
Website development costs	2,699,219	540,146
	2,750,310	548,194
Accumulated depreciation and amortization	(234,380)	(390)
Fixed assets, net	$2,515,930	$547,804

In June 2017, the Company launched certain elements of its website and began amortization of capitalized website development costs, and accordingly, $173,000 and $226,000 of amortization expense was recorded during the three and nine months ended September 30, 2017, respectively. In the nine months ended September 30, 2017, depreciation expense of approximately $8,000 was recorded.

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

As of September 30, 2017, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three and nine months ended September 30, 2017, no shares of Series G were converted into shares of common stock.  At September 30, 2017, the outstanding Series G shares were convertible into a minimum of 172,374 shares of common stock.

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

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, therefore, the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $130,238 and $137,177 as of September 30, 2017 and December 31, 2016, respectively and has been included as “conversion feature liability” on the accompanying balance sheets.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at September 30, 2017:

Expected life of the redemption in years	1.0
Risk free interest rate	1.31%
Expected annual volatility	177.29%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Beginning as of January 1, 2017	$137,177
Decrease in fair value	(6,939)

Ending balance as of September 30, 2017	$130,238

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

As of September 30, 2017, as a result of other equity transactions described in Note 9 Stockholders’ Equity, a total of 26,005,140 shares of Parent common stock are issued and outstanding.

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

In determining the accounting treatment for the Share Exchange Agreement, the primary factor was determining which party, directly or indirectly, held greater than 50 percent of the voting shares has control and is considered to be the acquirer. Because the former shareholders of the Subsidiary received 56.7 percent voting control of the issued and outstanding shares of the Company after the transaction, the transaction was considered to be a reverse recapitalization for accounting purposes. Other factors that indicated that the former stockholders of the Subsidiary had control of the Company after the transaction included, (1) fully diluted equity interests, (2) composition of senior management, (3) former officers of the Parent ceded day-to-day responsibilities to officers of the Subsidiary, and (4) composition of Board of Directors. On a fully diluted basis, the former shareholders of the Subsidiary received 53.5 percent of the equity interests in the Company. All the members of senior management of the Company, other than the part-time Chief Financial Officer, were former shareholders of the Subsidiary. The former officers of the non-active shell ceded day-to-day management to officers of the Subsidiary. The Board of Directors, immediately after the Recapitalization included three members from the Parent and two members from the Subsidiary. Because the former shareholders of the Subsidiary could vote to make changes in the Board composition, the conclusion was that control of the Board, in substance, was vested in the former shareholders of the Subsidiary.

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

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11 Related Parties, Integrated issued warrants to MDB Capital Group, LLC (“MDB”) to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. Integrated incurred transaction costs of $921,698 consisting of $744,105 for the fair value of warrants issued to MDB and $177,593 in cash for legal and related transaction costs. The costs incurred by Integrated were recorded in financial statements of the Parent prior to Recapitalization and reduced the net monetary assets acquired. The aggregate intrinsic value of the warrants issued to MDB at September 30, 2017 is $1,111,000.

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

9. Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 26,005,140 shares were issued and outstanding as of September 30, 2017. As of September 30, 2017, the Company’s Directors and Officers held 12,202,885 or 45.33% of the issued and outstanding shares.

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

At December 31, 2016, it was estimated that 72.5% of the shares subject to the performance condition will be released. At September 30, 2017, the expected achievement of the performance condition was reevaluated and it was determined that the shares estimated to be released had increased to 100%.

Restricted stock award activity for the period from July 22, 2016 (Inception) to September 30, 2017, including the reevaluation of the shares estimated to be release, was as follows:

	Shares	Shares Remeasured		Weighted- Average Price
Stock awards granted at Inception	12,209,677			$0.20
Granted October 13, 2016	62,041			0.70
Granted October 16, 2016	245,434			0.70
Remeasurement at November 4, 2016	-	5,837,788	*	0.43
Vested	-			-
Reevaluation of shares expected to be released as of March 31, 2017	-	1,007,633	*	0.06
Reevaluation of shares expected to be released as of June 30, 2017	-	197,145	*	0.01
Total at September 30, 2017	12,517,152			$0.48

Vested at September 30, 2017	4,504,180			$0.48

Expected to vest after September 30, 2017	8,012,972			$0.48

*

The number of shares Remeasured as of November 4, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 reflect the effect of the Monte Carlo simulation determination of the estimated number of shares expected to be released from the performance condition escrow. This estimate will be reevaluated at each quarter end until the final outcome of the performance condition is satisfied on December 31, 2017.

At September 30, 2017, total compensation cost related to restricted stock awards but not yet recognized was $3,372,000. This cost will be amortized on a straight-line method over a period of approximately 1.85 years.

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

The fair value of stock options granted during the period ended September 30, 2017 were estimated with the following assumptions:

	First Quarter	Second Quarter	Third Quarter
Expected life in years	6.0	5.9	6.0
Risk-free interest rate	2.13%	1.97%	2.01%
Expected annual volatility	114.20%	117.87%	115.13%
Dividend yield	0.00%	0.00%	0.00%

For the six months ended September 30, 2017 stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	275,137	$0.48	5.15
			.
Granted	1,914,000	1.28	9.04
Exercised	(25,000)	.17	1.62
Forfeited	(95,000)	1.41	9.64

Outstanding at September 30, 2017	2,069,137	$1.24	9.02	$170,218

Vested and expected to vest at September 30, 2017	2,069,137	$1.24	9.02	$170,218

Exercisable at September 30, 2017	309,967	$0.85	5.83	$147,000

As of September 30, 2017, the Company has granted 1,914,000 options under the Plan, of which 159,967 are vested. In the three and nine months ended September 30, 2017, the Company recorded stock-based compensation of $259,508 and $508,635, respectively related to the options granted under the Plan. Of the total stock-based compensation in the three months, $216,920 was expensed in General and Administrative expenses and $42,588 was capitalized as Website Development Costs. Of the total stock-based compensation in the nine months, $440,268 was expensed in General and Administrative expenses and $68,367 was capitalized as Website Development Costs.

At September 30, 2017, total compensation cost related to stock options granted under the Plan but not yet recognized was $1,574,000. This cost will be amortized on a straight-line method over a period of approximately 1.67 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at September 30, 2017.

In addition, the Company assumed 175,000 fully-vested options in connection with the Recapitalization with an exercise price of $0.17 per share which expire on May 15, 2019. During the quarter ended September 30, 2017, 25,000 of these options were cashless exercised into 21,680 common shares and 150,000 options are outstanding.

The following table summarizes certain information about stock options for the nine months ended September 30, 2017:

Weighted average grant-date fair value for options granted during the year	$1.28

Vested options in-the-money at September 30, 2017	150,000

Aggregate intrinsic value of options exercised during the year	$27,750

The following table summarizes the common shares reserved for future issuance under the Plan:

Stock options outstanding under the Plan	1,919,137
Stock options available for future grant	1,080,863
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

The following table summarizes the activity in Channel Partner Warrants during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	350,000	$1.05	4.75
Granted	3,074,500	1.33	4.51
Exercised	-	-	-
Forfeited	-	-	-

Outstanding at September 30, 2017	3,424,500	$1.30	4.48	$120,000

Vested and expected to vest at September 30, 2017	1,556,000	$1.30	4.48	$55,000

Exercisable at September 30, 2017	-	-	-	-

In the nine months ended September 30, 2017, the Company issued 3,074,500 common stock warrants to Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $1.05 to $1.90 with a weighted average of $1.33. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017, to December 31, 2017, or the revenue generated during the period from issuance date through September 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company uses a Monte Carlo simulation model to determine the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform. As of September 30, 2017, the Company has estimated that 1,556,000 of Channel Partner Warrants will be earned. The Company recorded in Service Costs a total of $35,000 and $115,000 of stock-based compensation related to Channel Partner warrants in the three and nine months ended September 30, 2017, respectively.

Other Warrants

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11 Related Parties, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the warrants at September 30, 2017, is $1,111,000

Common Stock – Private Placement of Common Stock

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

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense for the three months ended September 30, 2017 was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
Service Costs	$-	$-	$35,000	$-	$35,000
Research and development	-	-	-	-	-
General and administrative	261,749	216,920	-		478,669
	$261,749	$216,920	$35,000	$-	$513,669

In addition, during the three months ended September 30, 2017, stock-based compensation totaling $243,484 during the application and development stage was capitalized for website development.

The impact on our results of operations of recording stock-based compensation expense for the nine months ended September 30, 2017, was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
Service Costs	$-	$-	$115,000	$-	$115,000
Research and development	-	-	-	-	-
General and administrative	801,743	408,432	-	32,335	1,242,510
	$801,743	$408,432	$115,000	$32,335	$1,357,510

In addition, during the nine months ended September 30, 2017, stock-based compensation totaling $688,302 during the application and development stage was capitalized for website development.

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

As of September 30, 2017, the Company had deferred tax assets primarily consisting of net operating losses, stock-based compensation and accrued liabilities not currently deductible. However, because of the current loss since Inception, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

Deferred tax assets consist of the following components:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Accrued liabilities not currently deductible	$80,520	$64,210
Deferred revenue net of deferred costs	5,320	-
Stock-based compensation	137,936	-
Net operating loss and capital loss carryforwards	1,906,109	506,259
Gross deferred tax assets	2,129,885	570,469
Valuation allowance	(1,553,776)	(417,581)
Gross deferred tax assets net of valuation allowance	576,109	152,888

Deferred tax liabilities
Stock-based compensation	16,625	16,625
Website development costs and fixed assets	559,484	136,263

Net deferred tax asset	$-	$-

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

At September 30, 2017, the Company had net operating loss carryforwards of approximately $5.6 million for federal income tax purposes.  The NOL carryforward may be used to reduce taxable income, if any, in future years through their expiration in 2036 and 2037.

The provision for income taxes on the consolidated statement of operations differs from the amount computed by applying the statutory Federal income tax rate to income before the provision for income taxes for the nine months ended September 30, 2017 and three months ended September 30, 2016, as follows:

	September 30, 2017		September 30, 2016

Federal expense (benefit) expected at statutory rate	$(1,486,307)	34.0%	$(506,413)	34.0%
Permanent differences	331,628	-7.6%	317,920	-21.3%
Change in valuation allowance	1,154,679	-26.4%	188,493	-12.7%

Tax benefit and effective tax rate	$-	0%	$-	0%

The Company recognizes tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the nine months ended September 30, 2017.  The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the nine months ended September 30, 2017.

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

Effective on September 20, 2017, the Company entered into a six-month contract, with automatic renewals unless cancelled, with a company located in Nicaragua that is owned by Mr. Christopher Marlett, a director of the Company to provide content conversion services. The estimated monthly costs are expected to be less than $5,000 per month.

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

The Company’s offices are leased with a term that expires January 31, 2018, with approximately$25,000 commitment, subject to renewal with 30 days advance notice.

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) fixed monthly minimum, or (b) the calculated earned revenue share. To the extent that the fixed monthly minimum paid exceeds the earned revenue share (defined as an Over Advance) in any month during the first 12 to 24 months (“the Guarantee Period”), then the Company may recoup the aggregate Over Advance that was expensed in the Guarantee Period during the 12 months following the Guarantee Period of the publisher contract to the extent that the earned revenue share exceeds the monthly minimum in those future months. As of September 30, 2017, the aggregate commitment is $1,215,000 and the Over Advance contingent amount that the Company may recoup is $264,000. The following table shows the aggregate commitment by year:

Commitment
2017	$300,000
2018	775,000
2019	140,000
$1,215,000

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

13.  Subsequent Events

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000.  In connection with the offering, the Company issued 119,565 shares of common stock and 119,565 warrants to acquire common stock at a price of $1.15 per share to MDB Capital Group LLC, which acted as placement agent.  The estimated transaction costs of $320,000, including $282,000 of non-cash expenses, have been recorded as a reduction in paid-in capital. MDB Capital Group LLC is a related party as discussed in Note 11 Related Parties.

Related to the private placement completed on October 19, 2017, the Company filed a registration statement on Form S-1 to register the shares issued in the common stock offering. The Securities and Exchange Commission declared the registration effective on November 6, 2017.

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

In determining the accounting treatment for the Share Exchange Agreement, the primary factor was determining which party, directly or indirectly, holds greater than 50 percent of the voting shares has control and is considered to be the acquirer. Because the former shareholders of the Subsidiary received 56.7 percent voting control of the issued and outstanding shares of the Company after the transaction, the transaction was considered to be a reverse recapitalization for accounting purposes. Other factors that indicated that the control of the Company after the transaction included, (1) fully diluted equity interests, (2) composition of senior management, (3) former officers of the Parent ceded day-to-day responsibilities to officers of the Subsidiary, and (4) composition of Board of Directors. On a fully diluted basis, the former shareholders of the Subsidiary received 53.5 percent of the equity interests in the Company. All the members of senior management of the Company, other than the part-time Chief Financial Officer, were former shareholders of the Subsidiary. The former officers of the non-active shell ceded day-to-day management to officers of the Subsidiary. The Board of Directors, immediately after the Recapitalization included three members from the Parent and two members from the Subsidiary. Because the former shareholders of the Subsidiary could vote to make changes in the Board composition, the conclusion was that control of the Board, in substance, was vested in the former shareholders of the Subsidiary.

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

The Company has not generated significant revenues since July 22, 2016 (Inception) and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) two private placements of common stock in April 2017 and in October 2017. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 9 Stockholders’ Equity, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. As described in Note 13 Subsequent Events and completed a second private placement raising $2.75 million in October 2017, of which $1.75 million has been received as of September 30, 2017. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital in the first quarter of 2018.

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

Results of Operations

Because the Company was founded in July 2016, the operating results in the three-month period ended September 30, 2016 are not directly comparable to the results in the 2017 three- and nine-month periods ended September 30, 2017. The 2016 period was primarily focused on the initial planning and design phase of technology development, Company organization and negotiation of the terms of the Recapitalization transaction completed on November 4, 2016 with Integrated. The 2017 period was primarily focused on the actual software development of the Company’s technology, the recruitment and selection of independent publisher channel partners and the development of advertising network business relationships.

For the three and nine months ended September 30, 2017, total loss from operations was:

	Three Months	Nine Months
Revenue	$6,064	$6,064
Expenses:
Service Costs	449,567	641,606
Research and development expenses	30,776	104,095
General and administrative expenses	1,300,767	3,639,204
Loss from operations	$(1,775,046)	$(4,378,841)

Basic and diluted net loss per share	$(0.11)	$(0.33)

During the second quarter of 2017 the Company’s platform and media channel operations were launched in beta stage and by the end of the third quarter there were a total of 23 channel partners operating on theMaven Network. Internet users since the launch of our channels are able to utilize the platform on desktop, laptop and mobile devices for these channels. We expect that during the fourth quarter additional channels will be launched. As of November 13, 2017, we have over sixty signed channel partners and 28 channel partners operating on theMaven Network. We do not expect to have significant revenue during the fourth quarter as we continue development of our technology and the commencement of business operations establishing a media audience.

Service Costs

Service costs are the costs incurred to operate and maintain the Company’s technology platform and exclusive network of professionally managed online media channels. Service costs include hosting and bandwidth costs, amortization of website development costs, revenue share or guaranteed minimum payments to independent publishers for licensed content, advertising network costs and other operational costs. During the three and nine months ended September 30, 2017, the Company incurred $449,567 and $641,606 of Service Costs, respectively. The following table provides detail of service costs for the three and nine months ended September 30, 2017:

	Three Months	Nine Months
Amortization of website development costs	$173,000	$226,000
Channel partner guarantees – See Note 12	164,000	203,000
Stock-based compensation - Channel Partner warrants	35,000	115,000
Hosting and bandwidth costs	49,000	65,000
Other cost of service	29,000	33,000
	$450,000	$642,000

As described in Note 4 – Significant Accounting Policies and Estimates, the Company capitalizes the costs incurred to develop theMaven Network technology platform, and these costs are amortized to service costs over a period of 36 months. As described in Note 12 – Commitments and Contingencies, the Company has agreed to pay revenue share guarantees to certain independent publisher channel partners for a finite period of time. It is expected these costs will be significant in the next few quarters prior to network operations reaching full scale. As revenue increases the Company will have an expense for revenue share payments to Channel Partners that will be approximately 30 to 50% of revenue. In the periods ended September 30, 2017, revenue share payments to Channel Partners, other than guarantees, were not material.

As described in Note 9 – Stockholders’ Equity, the Company has a common stock warrant program to provide equity incentives to its Channel Partners to motivate and reward them for their service to the Company and align the interests of Channel Partners with those of stockholders of the Company. The stock-based compensation expense associated with Channel Partner warrants is estimated each quarter and is subject to a significant degree of variability since these are performance based equity awards with the value determined as a function of the Company’s stock price (using Black-Scholes option pricing model) and the relative performance to the criteria established for each Channel Partner at the time that they complete the performance conditions. The estimated value of the awards are expensed over the services period which is approximately three years. We expect that by December 31, 2017 the majority of Channel Partners will have completed the performance conditions and we will be able to complete the final calculation of the value of these awards. Hosting and bandwidth costs during the periods ended September 30, 2017 reflect that the Company’s network was in beta launch stage and not at full scale. As the number of Channel Partners launch in the fourth quarter the hosting and bandwidth costs will increase.

Research and development expenses

Research and development costs are charged to operations in the period incurred and amounted to $30,776 and $104,095 for the three and nine months ended September 30, 2017. The costs charged to research and development costs are primarily certain compensation expenses and expenses for computer software and supplies. Note that during 2017, the majority of the Company’s engineering team was devoted to developing theMaven Network technology with the associated costs capitalized as website development costs.

Research and development costs amounted to $374,944 for the three months ended September 30, 2016 because the Company was in the planning and design phase of developing theMaven Network technology and these costs were expensed as incurred. There were no costs incurred for website development that were capitalized in the three months ended September 30, 2016.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2017, were $1,300,767 and $3,639,204, respectively. Included in general and administrative expenses is stock based compensation of $478,669 and $1,242,510 for the three and nine -month periods, respectively. Our general administrative expenses of carrying on our business consist of a variety of costs that are primarily compensation related for employees and professional resources and consultants. The following table provides detail of general and administrative expenses for the three and nine months ended September 30, 2017:

	Three Months	Nine Months
Stock-based compensation	$479,000	$1,243,000
Wages of employees	447,000	1,074,000
Professional and consulting fees	105,000	512,000
Travel, meals and conferences	85,000	336,000
Insurance and payroll and other taxes	85,000	249,000
Board of Directors stipends	34,000	101,000
Rent	18,000	51,000
Other	48,000	73,000
	$1,301,000	$3,639,000

Liquidity and Capital Resources

Working Capital

The Company had working capital of approximately $1.49 million as of September 30, 2017, excluding liabilities that will not be settled in cash. This was an increase of approximately $1.1 million is due to the receipt of net proceeds of $5.3 million received during the year from two private placements, net of stock issuance costs and cash used in operations of $2,7 million and cash used for investment of $1.5 million during the nine months ended September 30, 2017.

	September 30, 2017	December 31, 2016

Current Assets	$1,820,794	$719,881
Current Liabilities	$(330,338)	$(346,327)
Working Capital, net of liabilities that will not be settled in cash	$1,490,456	$373,554

The following table summarizes the Company’s cash flows during the nine months ended September 30, 2017 and the three months ended September 30, 2016:

	September 30, 2017	September 30, 2016

Net Cash Used in Operating Activities	$(2,654,964)	$(492,021)
Net Cash Used in Investing Activities	(1,513,813)	-
Net Cash Provided by Financing Activities	5,269,544	641,303
Increase in Cash during the Period	$1,100,767	$149,282

Cash at Beginning of Period	598,294	-

Cash at End of Period	$1,699,061	$149,282

For the nine months ended September 30, 2017, net cash used in operating activities was $2,654,964 which was primarily due to the net loss of $4,371,491 reduced by non-cash expenses for stock-based compensation of approximately $1,358,000 and amortization and depreciation of $234,000 and increased by working capital changes of approximately $125,000. The Company used cash of $1,514,000 for investment in website development costs and fixed assets. Operating activities and investment expenditures were funded by the beginning cash of hand as of January 1, 2017 of approximately $600,000 and primarily by two private placements completed in April and October 2017 that raised approximately $5.3 million net of stock issuance expenses in the nine months ended September 30, 2017.

For the three months ended September 30, 2016, net cash used in operating activities was $492,021 which was primarily due to the net loss of $1,489,449 reduced by non-cash expenses for stock-based compensation of approximately $935,000 and increased by working capital changes of approximately $62,000. Operating activities were funded primarily by proceeds from notes payable from Integrated prior to the completion of the Recapitalization on November 4, 2016.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on October 19, 2017, will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our business offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital in the first quarter of 2018 as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future. We have no contracts or arrangements for any additional funding at this time. There can be no assurance that we will be able to raise any funding or will be able to meet our accrued obligations. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

During the third quarter of 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers” as the accounting standard for revenue recognition. Since the Company had not previously generated revenue from customers the Company did not have to transition its accounting method from ASC 605, “Revenue Recognition”.

Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. The following is a description of the principal activities from which the Company generates revenue:

Advertising

The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with our various channels. In accordance with ASC 606 the Company recognizes revenue from advertisements at the point in time when each ad is viewed as reported by our advertising network partners. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes our independent publisher channel partners a revenue share of the advertising revenue earned and this is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Membership

The Company enters into contracts with Internet users that subscribe to premium content on the digital media channels. These contracts provide Internet users with a subscription to access the premium content for a given period of time, which is generally one year. In accordance with ASC 606 the Company recognizes revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period. Subscribers make payment for a subscription by credit card and the amount of the subscription collected in cash is initially recorded as deferred revenue on the balance sheet. As the Company provides access to the premium content over the subscription term the Company recognizes revenue and proportionately reduces the deferred revenue balance. The Company owes our independent publisher channel partners a revenue share of the membership revenue earned and this is initially deferred as deferred contract costs. The Company recognizes deferred contract costs over the subscription term in the same pattern that the associated membership revenue is recognized.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	Advertising	Membership	Total	Advertising	Membership	Total
By Product Lines:	$2,146	$3,918	$6,064	$2,146	$3,918	$6,064

	United States	Other	Total	United States	Other	Total
By Geographical Markets:	$6,064	$-	$6,064	$6,064	$-	$6,064

	At a Point in Time	Over Time	Total	At a Point in Time	Over Time	Total
By Timing of Revenue Recognition:	$2,146	$3,918	$6,064	$2,146	$3,918	$6,064

Contract Balances

The following table provides information about contract balances as of September 30, 2017:

	Advertising	Membership	Total
Accounts receivables	$2,074	$1,408	$3,482
Short-term contract assets (deferred contract costs)	-	$15,986	$15,986
Short-term contract liabilities (deferred revenue)	-	$31,634	$31,634

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and generally collected within 90 days. The Company generally receives payments from membership customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and generally collected weekly. Contract assets include contract fulfillment costs related to revenue shares owed to channel partners, which are amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue over time. The Company had no asset impairment charges related to contract assets in the period.

Contract acquisition costs and practical expedients

For contracts that have a duration of less than one year, the Company follows ASC 606 practical expedients and expenses these costs when incurred; for contracts with life exceeding one year, which did not apply during the current period, the Company records these costs in proportion to completion of each completed performance obligation. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within general and administrative expenses.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended September 30, 2017.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $30,776 and $104,095 for the three and nine months ended September 30, 2017. Research and development costs amounted to $374,944 for the three months ended September 30, 2016.

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at September 30, 2017.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At September 30, 2017, potentially dilutive shares outstanding amounted to 14,737,558, of which 13,417,951 are not currently registered and/or subject to future vesting conditions. Included in these totals are 6,663,244 common stock equivalents that must be exercised which would result in aggregate proceeds from the sale of stock to the Company of $6,735,000.

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

The Company has adopted ASC 606 in the current quarter ended September 30, 2017 and began recognition of revenue from contracts with customers as a result of the launch of its network operations. Since the Company had not previously generated revenue from customers the Company did not have to transition its accounting method from ASC 605, “Revenue Recognition”.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The ASU should be applied prospectively on and after the effective date. The Company is evaluating the impact of this ASU.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required of smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting that were disclosed in Item 9A. Controls and Procedures in our 2016 annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 19, 2017, we closed on securities purchase agreements with 13 purchasers (the “Investors”), which provided for the sale by us of an aggregate of 2,391,304 shares of our common stock, at a price of $1.15 per share. The proceeds from this private placement offering will be used for general working capital purposes to support the business operations of the Company. The Securities and Exchange Commission declared the registration effective on November 6, 2017.

The Company also issued to MDB Capital Group LLC, in partial consideration for its services as placement agent for the offering, 119,565 shares of common stock and 119,565 warrants to purchase common stock at $1.15 per share. The shares of common stock issued in the offering and to the placement agent were offered and sold exclusively to accredited investors in a transaction exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 19, 2016, the Registrant’s Board of Directors approved the ability of management to issue warrants to Channel Partners that would allow the warrant holders to purchase up to a maximum of 5,000,000 warrants in the aggregate. The warrants will be issued to individual Channel Partners with individualized vesting criteria under a program designed to encourage the Channel Partner to drive user traffic and generate new Channel Partner participants on TheMaven Platform. The warrants have a composition of vesting that is time based and performance based. The Registrant has granted since inception of the program an aggregate of 3,024,500 warrants through June 30, 2017 at exercise prices ranging from $0.95 to $1.90 per share, with expiration periods ending from December 19, 2021 to June 30, 2022. These Channel Partner warrants have no registration rights, and vest over three years. None of the Channel Partner warrants are yet vested. The warrants were issued on the basis of being a private placement under Section 4(a)(2) of the Securities Exchange Act of 1933, as amended.

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

Dated: November 14, 2017

