Form 10-K
period 2017-12-31
theMaven, Inc.
filed 2018-05-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

THEMAVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Fourth Avenue, Suite 200 Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2017 was $20,521,899.  This calculation is based upon the price of the Common Stock of the Registrant of $1.50 per share on that date.

As of May 11, 2018, the Registrant had 29,275,205 shares of common stock outstanding.

Form 10-K

For the fiscal year ended December 31, 2017 and the Period from July 22, 2016 (Inception) to December 31, 2016

Cautionary Statement Regarding Forward-Looking Information

This report by TheMaven, Inc. (“Parent”), which includes information for its wholly owned subsidiary Maven Coalition, Inc. (“Subsidiary”) (collectively “Maven,” “Company” or “we”) contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding.  Other statements contained in this Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

Part I

Item 1. Business

The Company has developed an exclusive coalition of professionally-managed online media channels, based on a Company developed technology platform. As of December 31, 2017, the Company has generated less than $100,000 in revenue. The Company is actively expanding advertising, membership and other business operations. During 2017 the Company’s operations primarily consisted of software development, building a list of selective, invite-only Channel Partners, and reaching out to potential Channel Partners for discussion. Each channel is operated by an invite only Channel Partner, drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners publish content and oversee an online community for their respective channels, leveraging the Company’s proprietary, socially-driven, mobile-enabled, video-focused technology platform engaging niche audiences within a single coalition.

We operate websites at www.TheMaven.net and www.Maven.io. The information contained on our official website and information about the Company on any other personal, viral, social network informational websites or software applications, will not constitute part of this report or future reports or schedules filed with the Securities and Exchange Commission (“SEC”) or other state securities regulatory bodies.

The Company’s strategy includes acquiring related online media, publishing and technology businesses by merger or acquisition that management believes will expand the scale of unique users interacting on our technology platform. We believe that with an increased scale in unique users, we will be able to obtain improved advertising terms and grow advertising revenue. In 2018, the Company has announced agreements related to two proposed acquisitions:

On March 13, 2018, the Company and HubPages, Inc. (“HubPages”), together with HP Acquisition Co., Inc. (“HPAC”) that is a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HPAC will merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “Merger”). The objective of this acquisition is to accelerate TheMaven’s growth by adding thousands of content creators and tens of millions of users, to improve traffic to the Company site and increase engagement with users and improve monetization from advertisers.

On March 19, 2018, the Company entered into a non-binding letter of intent to acquire Say Media Inc. (“Say Media”), a media and publishing technology company (the “Letter of Intent”). The acquisition will be subject to negotiation and execution of definitive documentation and various conditions precedent. In connection with the Letter of Intent on March 26, 2018 Maven loaned $1 million to Say Media and was issued a secured promissory note in the principal amount of $1 million from Say Media. The Note bears interest at the rate of 5% per annum and is secured against all of the assets of Say Media. The Note is due and payable on the six-month anniversary of the earlier of (i) the termination of the Letter of Intent or (ii) if Maven and Say Media should execute a definitive agreement with respect to the proposed acquisition, the termination of the definitive agreement.

This acquisition follows the HubPages acquisition and objectives, further expanding content, engagement and monetization opportunities from advertisers.

Funding Required for Acquisition of HubPages, Inc.

The Merger Agreement provides that all issued and outstanding common stock and preferred stock of HubPages, along with all outstanding vested stock options issued by HubPages will be exchanged for an aggregate of $10 million in cash (the “Merger Consideration”). The aggregate Merger Consideration to be issued at closing shall be reduced by (i) $1.5 million to be held in escrow to satisfy any indemnification obligations due under the Merger Agreement and (ii) to the extent that a seller-side representation and warranty insurance policy is obtained and bound at closing, 50% of the total premium, underwriting costs, brokerage commissions and other fees and expenses of such policy.

Funding Required for Acquisition of Say Media, Inc.

The Maven is negotiating the acquisition of Say Media, and it anticipates that the final terms of the acquisition will require financing to pay a portion of the consideration at the closing. The current estimate of funding to complete the transaction, as previously disclosed, is approximately $10 million, however as all the terms are in discussion the actual amount of funding and timing has yet to be determined.

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

The shares of Common Stock of the Company are traded in the over-the-counter market (OTC), under the trading symbol “MVEN.” Historically the frequency of trades and the volume of trading has been low, and there can be no assurance that an active or sustained public market for our shares will develop. Additionally, the price of a share of our Common Stock has been volatile, and there can be no assurance that the price will stabilize or be consistent in the future.

Corporate History

Our Subsidiary, TheMaven Network, Inc., was incorporated in Nevada on July 22, 2016 (“Inception”), under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “TheMaven Network, Inc.” On March 5, 2018, the corporate name was changed to Maven Coalition, Inc.

TheMaven, Inc., the parent company, was formerly known as Integrated Surgical Systems, Inc., a Delaware corporation (“Integrated”). From June 2007 until November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the SEC. On August 11, 2016, Integrated entered into a loan to Subsidiary that provided initial funding totaling $735,099 for the Subsidiary’s operations. On October 14, 2016 Integrated entered into a Share Exchange Agreement (“Share Exchange Agreement”) with the Subsidiary and the shareholders of the Subsidiary holding all of the issued and outstanding shares of the Subsidiary (collectively, “Subsidiary Shareholders”). The Share Exchange Agreement was amended on November 4, 2016, to include certain newly issued shares of the Subsidiary in the transaction and make related changes to the agreement and the Share Exchange was consummated. The transaction resulted in the Company acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 12,517,152 newly issued shares of the common stock, $0.01 par value (“Common Stock”) of Parent, representing approximately 56.7% of the issued and outstanding shares of Common Stock immediately after the transaction. We refer to this transaction as the “Recapitalization.” The Recapitalization was consummated on November 4, 2016, as a result of which TheMaven Network, Inc. became a wholly owned subsidiary of Integrated (“Closing”). The note payable between Integrated and Subsidiary was an interdependent transaction with the Recapitalization and was ultimately cancelled upon closing of the Recapitalization. On December 2, 2016, Integrated amended its Certificate of Incorporation to change its name from “Integrated Surgical Systems, Inc.” to “TheMaven, Inc.”

Our executive offices are located at 1500 Fourth Avenue, Suite 200, Seattle, WA 98101. At this location we also carry out the software development and other operational activities of the Company. The current telephone number is (775) 600-2765.

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

Maven Overview

Maven Business

Prior to founding Maven in 2016, its founding team worked on a variety of digital media platforms, with the common thread of achieving economies of scale by assembling a coalition of publishers, covering particular niche media interests, on a unified technology and business platform. One of the founders and the Chief Executive Officer of Maven, Mr. James C. Heckman, created the first version of this model in 1991, leveraging early digital technology for NFL teams for “NFL Exclusive,” and later founded Rivals.com, which is still operated today by Yahoo!, and Scout.com, operated today by CBS. Maven’s founders have worked together since 1999, building many different socially focused, single platform media models, including Scout.com, Rivals.com, Rivals.net (Europe), Zazzle, and 5to1.com.

Maven was founded as an entirely new enterprise to build and operate an exclusive coalition of professionally managed media channels and interest groups, each operated by a group of experts, reporters, group evangelists and social leaders as “Channel Partners.” These Channel Partners are able to leverage Maven’s proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single coalition (“the Maven Platform”).

Our media model has attracted an approximate aggregate audience of unique users of 4.3 million unique users as of December 31, 2017, and 6.0 million unique users at March 31, 2018, as reported by Google Analytics. We believe that our media model will appeal to the users and subscribers of the Maven Platform in a way similar to how the model has previously appealed to sports fans in our founders’ previous ventures. We intend the Maven Platform to appeal to professional publishers who currently struggle to monetize on their existing platforms or are operating with less-than-world-class features in one or more areas (mobile, video, community, etc.). The consumer-facing product of the Maven Platform is made available on the web and as iOS (Apple) and Android mobile applications. Our merger and acquisition strategy is intended to bring related online media, publishing and technology companies into our coalition and onto our world-class technology platform, thus increasing our scale of unique users and our range of services.

After the launch of our digital media platform in May 2017, we generated in the 2017 fiscal year total revenue of less than $100,000 from advertising and memberships (subscriptions). In the long term, we believe that there will be two primary revenue sources, one of which will be online advertising and sponsorships and one of which will be paid memberships (subscriptions). We expect that advertising and sponsorships will be more than 80 percent of our total revenues and will be sold primarily by Maven and/or major media partner(s) to companies to promote their brands, products and services, amplify their visibility and target an audience based on the professionally managed media channels and interest groups on the Maven Platform. During 2017 the Company’s operations primarily consisted of software development, building a list of selective, invite-only Channel Partners, and reaching out to potential Channel Partners for discussion. The management team has extensive experience in the past building partner coalitions.

At 2017 year end, we had 32 active Channel Partners and at March 31, 2018, we had 43 active Channel Partners. In each case, we have additional signed Channel Partners, however, there is no assurance that these additional Channel Partners will become active on the Maven Platform. For a Channel Partner to migrate to our platform requires a substantial amount of effort by both the Channel Partner and our technology team, and not every Channel Partner, despite the best intentions, undertakes or achieves the migration.

	As of December 31, 2017	As of March 31, 2018
Active Maven Channels	32	43
Maven Channels in Process	39	42
Dormant Maven Channels	12	12
Maven Channels Signed	83	97

Technology and Intellectual Property

The Maven Platform was launched in “preview” form in May 2017 when the first channels went live and we continue to develop and incorporate state-of-the-art mobile, video, communications, social, notifications and other technology into the Maven Platform, including modern DevOps processes with continuous integration/continuous deployment and an entirely cloud-based back-end. The software engineering team is experienced at delivering service at extreme scale. We continue to develop the Maven Platform software by combining proprietary code with components from the open-source community, plus select commercial services. To the extent it is able and given the limited financial resources at its disposal, management is investing in core technical competencies to be able to do more product development.

We believe that innovation is one of the keys to our competitiveness and will be necessary for future sustained growth. Our innovation will be an essential element in being able to benefit from our planned acquisitions of HubPages and Say Media. Currently, Maven relies on the confidentiality of its operations, proprietary know-how and business secrets to protect our innovative platform. All Maven employees have entered into confidentiality agreements and the Company considers its employees’ work to be proprietary and owned by Maven. There can be no assurance that Maven will be able to enforce its rights if its intellectual property is improperly taken by Maven’s employees or adopted by its competitors without the approval of Maven.

In the future, when necessary and where practical, we will take additional steps to protect our intellectual property interests under the laws of the United States and the other jurisdictions in which we will operate. As the business develops, we plan to develop specific trademarks for our products and seek registration of those marks with government authorities for their protection. We also plan to seek opportunities to obtain patent protection. We do not currently hold any patents.

The competitive position of Maven may be seriously damaged if it cannot maintain its trade secrets and, in the future, obtain patent protection for any important differentiating aspects of its products or otherwise protect its intellectual property rights in its technology. Maven relies on a combination of contracts, patent and trade secret laws to establish and protect its proprietary rights in its technology. However, it may not be able to prevent misappropriation of its intellectual property, its competitors may be able to independently develop similar technology, and the agreements it enters into to protect its proprietary rights may not be enforceable.

The Company currently has multiple pending United States, Canadian, and International (Madrid Protocol) trademark applications directed to variations of its primary key design logo and name, with the International trademark applications designating Australia, China, the European Union, India, Japan and New Zealand.  Moreover, the Company holds a European Union Intellectual Property Office trademark registration for the word mark, THEMAVEN, in multiple classes.  The Company has continued to file updated trademark applications to reflect its branding evolution and intends to continue strengthening its trademark portfolio as financial resources permit.

Seasonality

We expect to experience typical media company advertising and sponsorship sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Competition

Currently we believe that there are dozens of competitors delivering niche media content on the web and on mobile devices and an even broader array of general media companies and major media brands. All those competitors use mobile alerts, invest heavily in video and leverage social media. We believe that Maven has developed distribution, production and technology tactics that are superior because our management team’s tactics in the past with prior companies have proven to be highly engaging and effective for our particular model, which organizes channels into interest groups, led by its expert partners – the Channel Partners.

The web provides unlimited access to the market by niche or general media companies, so there are a large number and variety of direct competitors of Maven competing for audience and ad and sponsorship dollars. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with Maven in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those market more effectively. Below is a list of possible competitors and categories:

•	Vice, Buzzfeed, Business Insider et al – niche content, leveraging social, mobile and video, competing for ad dollars

•	Fortune, CNN, ESPN, Yahoo!, Google, et al – general content, major media companies, competing for ad dollars

•	WordPress, Medium, RebelMouse, Arc – content management software, open to all including experts and professionals, competing for publishers

•	YouTube, Twitter, Facebook, Reddit – social platforms open to all including experts and professionals

•	Affiliate networks such as Liberty Alliance – competing for ad dollars

We believe that Maven competes on the basis of its technology, ease of use, value delivered to consumers and Channel Partners, and platform evolution through a continuing development program. We believe that we will also compete by growing through mergers and acquisition of other companies that have related online media, publishing and technology businesses intended to expand the scale of unique users interacting on our technology platform. We believe that an increased scale in unique users will result in improved advertising terms and concomitant growth in advertising revenue. We believe that Maven’s methods, technology and experience enable it to compete for a material amount of market share of media dollars and subscription revenue. We also believe Maven is rapidly establishing a reputation for its business, distribution and technology methods within selected initial markets, which can be enhanced over time as Maven gains customer awareness and channel partner success. Concurrent with the growth of its customer base, we believe Maven will develop brand awareness, which translates to sponsorship support, and will obtain data from its users that will allow Maven to expand our content and advertising offerings.

We believe that innovation is one of the keys to our competitiveness, and innovation will be necessary for future sustained growth. To the extent it is able, and given the limited financial resources at our disposal, the Company is investing in core technical competencies to be able to do more product development. Furthermore, we will file to protect our intellectual property in appropriate market segments. The Company expects that in future periods it will continue to use a substantial amount of its financial resources for development of its platform and products.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $114,873 for the year ended December 31, 2017 and, $411,741 for the period from July 22, 2016 (Inception) to December 31, 2016.

Website Development Costs

In the year ended December 31, 2017, the Company has spent $2,605,162 which was capitalized as Website Development Costs. In the period since Inception on July 22, 2016 through December 31, 2016, the Company spent $540,146 which was capitalized as Website Development Costs. The Company recorded amortization expense related to capitalized website development costs of $512,252 in 2017 and zero in 2016, respectively.

Employees

As of March 31, 2018, the Company had twenty-nine full-time employees, of which six were in senior executive positions, fifteen were in software development, testing, and operations, five were in business and publisher development and three were in administration. None of the employees is covered by any collective bargaining agreement. In the future, Maven expects to expand its management employees for financial compliance and add operational employees as the channel partner coalition expands. Its future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical and management personnel.

Government Regulations

Our operations are subject to a number of U.S. federal and state laws and regulations that involve privacy, rights of publicity, data protection, content regulation, intellectual property, or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. Most states have enacted some form of data privacy legislation, including data breach notification laws, and laws penalizing the misuse of personal information in violation of published privacy policies. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering laws for or have enacted laws about information security regulations and may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of their states. Data privacy and information security legislation also is being considered at the federal level, among other statutes and regulations concerning privacy of individuals and use of internet and market information. In the United States the FTC and attorneys general in several states have oversight of business operations concerning the use of personal information and breaches of the privacy laws under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by it and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. We will have to review our privacy policies and our overall operations on a regular basis to assure compliance with applicable U.S. federal and state laws, and to the extent applicable, any foreign laws. Our business could be adversely affected if new regulations or decisions regarding the storage, transmission, use and/or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use the information, or if government authorities or private parties challenge our privacy practices that result in restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages and/or penalties.

There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies, including a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

Governments of states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/or operate in those jurisdictions. As our platforms, products and advertisement activities are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions. We address state and local jurisdictions where we have nexus, however, there can be no assurance that we have complied with all jurisdictions that may assert that we owe taxes.

Property

Maven until May 5, 2018 subleased approximately 2,900 square feet for its executive offices and operational facilities on a month-to-month basis at 2125 Western Avenue, Suite 502, Seattle, WA 98121. The annual lease payments aggregate to approximately $72,000.

On April 25, 2018, Maven entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Suite 200, Seattle, Washington 98101. The sublease has a term of 41 months, commencing on June 1, 2018, with base rent at a rate of $25.95 per square foot per annum in months 1 through 12, rising to $37 per square foot in months 37 to 41. Upon execution of the sublease in April 2018, the Company paid $60,249 as prepaid rent and a security deposit of $22,992.

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

ITem 1A.  RISK FACTORS

Operating losses and negative cash flow from operations and investing activities in 2018. From January 1, 2018 to April 30, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company has been able to raise $1,250,000 in gross proceeds pursuant to a private placement of its common stock. However, the Company’s cash balance at April 30, 2018 is approximately $257,000. In order to fully fund operations through the end of May 2018, the Company will need to raise approximately $850,000. There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations past May 31, 2018.

Because we are an early growth company, we face many obstacles as a new venture, and therefore we may never be able to fully execute our business plan. To date, our operations have focused on research and development, initial business development efforts and early revenue generation from advertising and membership revenue. We had less than $100,000 in revenue as of the 2017 fiscal year end. Additionally, we are pursuing an acquisition strategy which will require substantial capital to consummate the acquisitions and accommodate the expansion in our operations. If we are not able to develop our revenues, obtain additional capital as needed from time to time, and achieve market acceptance for our technology platform and attract unique users and advertisers, we will have to reduce or curtail our business operations. In any such case, investors will lose all or a portion of their investment.

Because our business and marketing plans may be unsuccessful, we may not be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow that is sufficient to fund operations or finding adequate investment or borrowed capital to support our operations. To date we have relied largely on equity financing from third-party investors and secondarily from loans from our shareholders and related parties to fund our operations. Our shareholders and related parties have no obligation to fund any part of our capital needs. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our platform and product development objectives and our business, marketing and acquisition plans may not be successful in achieving a sustainable business and generating revenues. We have no arrangements in place for sufficient financing to be able to fully implement our business plan. If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations. In such case, investors will lose all or a portion of their investment.

We currently have been generating operating losses. We have had and we expect to continue to have losses in the near term and will rely on capital funding or borrowings to fund our operations. To date, capital funding has been limited in amount. We cannot predict whether or not we will ever become profitable or be able to continue to find capital to support our development and business plan. Our planned acquisitions, although operating businesses with revenues on a standalone basis, may not generate enough revenues to overcome the expenses of acquisition, integration and the increased operating requirements. Therefore, even on a combined basis, we may continue to have operating losses.

We have a limited operating history, which makes it difficult to forecast whether or not our business will be successful. Since founding of Maven in July 2016, the management team has focused on the Maven Platform development and product strategy, hiring technological talent, signing channel partners and making arrangements to generate advertising revenue. Accordingly, we have only a limited operating history and generated less than $100,000 in revenue in 2017; this limited operating experience makes it difficult to forecast our future operating results. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and product introduction, particularly companies engaged in rapidly evolving technology offerings and markets. To the extent we successfully consummate the planned acquisitions, we will also face the costs and issues of integrating two separate businesses into our business and creating one new whole enterprise from three parts. There can be no assurance that we will be successful in addressing these risks and keeping pace with developments, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be variable, and therefore our future prospects may be difficult for investors and analysts to assess. Our operating results are likely to fluctuate significantly in the future due to a variety of factors. Due to the potential breadth of the markets in which we plan to deploy our platform and seek market acceptance and our limited operating history, we believe it will be difficult to accurately forecast our revenues and operating results in our market launch phases. Factors that may slow or harm our business or cause our operating results to fluctuate include the following:

•	The market acceptance of, and demand for, our products;

•	Our ability to attract new Channel Partners and Internet unique visitors or maintain existing users’ satisfaction at a reasonable cost;

•	Our ability to close mergers and acquisitions of related online media, publishing and technology companies;

•	The revenue based on our technology;

•	Changes in alternative technologies, industry standards and customer or end user preferences;

•	The length of our advertising and membership sales cycles;

•	The timing of customer payments and payment defaults by customers;

•	Our ability to attract and retain key personnel, including experienced software developers;

•	A gain or loss of significant customers and publishers or their confidence in our platform;

•	Software design, development and operational defects and other quality problems;

•	Significant security breaches, technical difficulties, or interruptions to our technology platform;

•	Economic conditions affecting our potential customers;

•	Extraordinary expenses such as litigation;

•	The number, timing and significance of product enhancements and new product introductions by competitors; and

•	Our failure to increase sales and or penetrate new markets.

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

We are dependent upon the acceptance of the Maven platform. The market for our media platform is constantly evolving and is characterized by rapid change and competitor entrants. Our future operating results depend on the development and growth of the market for our media platforms. We intend to spend considerable resources educating potential channel partners and the ultimate users about our platforms. However, we cannot provide assurance that such expenditures will enable our platform to achieve or maintain any significant degree of market acceptance.

We may have difficulty managing our growth. We expect to add channel partner and end-user support capabilities, to continue software development activities and to expand our administrative operations. We are in the process of consummating two major acquisitions, of HubPages and Say Media. This expansion is expected to place a significant strain on our managerial, operational and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service and financial systems, procedures and controls and expand, train and manage our growing employee base. We also will be required to expand our finance, administrative, technical and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

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

Our strategy of acquiring other businesses in our operational space will place a burden on our management and may not be successful. We plan on completing two acquisitions during 2018 and may seek additional acquisition opportunities in the future. Any acquisition requires substantial effort to complete and integrate the acquired business, which will place a substantial burden on our management. We also need to raise acquisition capital for the purchase price and working capital as we expand our operations, of which we have no assurance. Any acquisition carries with it the possible loss of customers and personnel through the integration process. Loss of these customers and personnel may affect our anticipated growth projections and may result in income loss and operational difficulties. Overall, there can be no assurance that an acquisition will be as successful as projected, or that it will result in the anticipated benefits. An acquisition may actually be more costly than beneficial. Therefore, no assurance can be given that the acquisition strategy or the specific acquisitions that we have planned will result in the sought for benefits.

If our efforts to attract and retain users are not successful, our business will be adversely affected. We are currently operating our platforms and have approximately 4.3 million users of our services as of December 31, 2017 and 6.0 million as of March 31, 2018. In the future, our ability to attract users will depend in part on our ability to provide our users with unique and focused content choices. The relative service levels, content offerings, pricing and related features of competitors to our service and products may adversely impact our ability to attract and retain users. If users do not perceive our service offering to be of value, we may not be able to attract and retain users and may not be able to get any revenue from paid membership. Furthermore, if we cannot build a meaningful membership base, we may not be able to engender interest from potential advertisers and generate any revenue from advertising and sponsorship. Even if we can successfully attract users to subscribe for our services, users will be able to cancel our service for many reasons. We must continually add new users both to replace canceled memberships and to grow our business beyond the then current user base. If we are unable to successfully attract users, our business will be adversely affected.

The sales and payment cycle for online advertising is long, and such sales may not occur when anticipated or at all. The decision process is typically lengthy for brand advertisers and sponsors to commit to online campaigns. Some of their budgets are planned a full year in advance. The decision process for such purchases is subject to delays and aspects that are beyond our control. In addition, some advertisers and sponsors take months after the campaign runs to pay, and some may not pay at all, or require partial “make-goods” based on performance. As we are in the early stage of establishing substantive approaches to the brand advertisers, advertising platforms and sponsors, we cannot yet determine the terms of use they will demand or their payment behavior. Any delay or loss in sales of online advertising could adversely affect our operating results.

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

We are dependent on the continued services and on the performance of our senior management and other key personnel. The loss of the services of any of our executive officers, such as Messrs. Heckman, Jacobs, Sornsin and Joldersma or other key employees could have a material adverse effect on our business, operating results and financial condition. Although we have employment contracts with our key personnel, these are at will employment agreements, albeit with non-competition and confidentiality provisions and other rights typically associated with employment agreements. We also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales, operational, business development and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain necessary skilled personnel could have a material adverse effect on our business, operating results and financial condition.

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

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. Our growth will depend in part on the ability of our users and channel partners to access our technology platform at any time and within an acceptable amount of time. We believe that our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that the Maven Platform may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform software simultaneously, denial of service attacks, or other security related incidents. Until we have significant operating experience, we may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain and/or improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, we expect our channel partner agreements to include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

We intend to operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities. We will rely on software and services licensed from, and cloud platforms provided by, third parties in order to offer our digital media services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our business. Any damage to, or failure of, these third-party systems generally could result in interruptions in the availability of our digital media services. As a result of this third-party reliance, we may experience the aforementioned issues, which could cause us to render credits or pay penalties, could cause channel partners to terminate their contractual arrangements with us, and could adversely affect our ability to grow our audience of unique visitors, all of which could reduce our ability to generate revenue. Our business would also be harmed if our customers and potential customers believe our product and services offerings are unreliable.

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

Our brand “Maven” and any related trademarks are an important part of our sales effort. We believe that establishing and maintaining the “Maven” brand name and any related trade and service marks will be important to our success and crucial in gaining new users and new channel partners and publishers. The importance of brand recognition may increase as a result of established and new competitors offering service and products similar to ours. To the extent we are able, with our limited funding and personnel, we intend to increase our marketing and branding expenditures in an effort to increase awareness of the “Maven” brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, we may be unable to obtain sponsorships or generate any revenue, and our business could be harmed.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

Prior employers of our employees may assert violations of past employment arrangements. Our employees are highly experienced, partly because they have worked in our industry for many years; prior employers may try to assert that our employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. We believe that all of our employees are free to work for us in their various capacities and have not breached past employment arrangements. Notwithstanding our care in our employment practices, a prior employer may assert a claim. Such claims will be costly to contest and highly disruptive to our work environment and may result in a detrimental effect on our operations.

Our products may require availability of components or known technology from third parties and their non-availability can impede our growth. We license/buy certain technology integral to our products from third parties, including open-source and commercially available software. Our inability to acquire and maintain any third-party product licenses or integrate the related third-party products into our products in compliance with license arrangements, could result in delays in product development until equivalent products can be identified, licensed and integrated. We also expect to require new licenses in the future as our business grows and technology evolves. We cannot provide assurance that these licenses will continue to be available to us on commercially reasonable terms, if at all.

Government regulations may increase our costs of doing business. The adoption or modification of laws or regulations relating to online media, communities, commerce, security and privacy could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, security, libel, consumer protection and taxation apply. Laws and regulations directly applicable to Internet activities are becoming more diverse and prevalent in all global markets. We must comply with regulations in the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of Internet content, commerce and communities may prompt calls for more stringent consumer protection laws, privacy laws and data protection laws, both in the United States and abroad, as well as new laws governing the taxation of these activities. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results and financial condition.

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

Management has the right to vote a substantial amount of the Common Stock and will be able to influence the business of the Company. Management, including the directors and officers of the Company, beneficially own about 8,626,935 shares of Common Stock, representing about 29.68% of the Common Stock. As a result of this amount of ownership, management will be able to influence the election of directors and will be able to influence the business plan and overall business direction of the Company.

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

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources. We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that Sarbanes requires publicly-traded companies to obtain.

Investor confidence and market price of our shares may be adversely impacted because we have been unable to attest to the adequacy of the internal controls over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002. The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K. The report is to state an assessment of the effectiveness of the internal controls over financial reporting and disclosure controls and procedures. We have reported in the Annual Report on Form 10-K, filed for the fiscal year ended December 31, 2017, that management concluded there are material weaknesses in our internal controls and procedures. The material weakness relate to the following: (1) a lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, (2) an inadequate segregation of duties consistent with control objectives, (3) complex stock-based compensation plans for employees, directors, contractors and channel partners and inadequate processes for timely determination of stock-based compensation expense, and (4) ineffective controls over its period end financial disclosure and reporting processes. These weaknesses are largely due to our lack of accounting and operational staff. To remedy this material weakness, we plan to engage additional internal accounting staff to assist with financial reporting, but our ability to do this will depend on our having the economic resources to expand our staff.

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

Because we will be subject to the “Penny Stock” rules as our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced. If a trading market does develop for our stock, it is likely that our stock will be subject to the regulations applicable to “Penny Stock.” The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of the Common Stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Common Stock, which may limit your ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Maven until May 5, 2018 subleased approximately 2,900 square feet for its executive offices and operational facilities on a month-to-month basis at 2125 Western Avenue, Suite 502, Seattle, WA 98121. The annual lease payments aggregate to approximately $72,000.

In April 2018, Maven entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Suite 200, Seattle, Washington 98101. The sublease has a term of 41 months, commencing on June 1, 2018, with base rent at a rate of $25.95 per square foot per annum in months 1 through 12, rising to $37 per square foot in months 37 to 41. Upon execution of the sublease in April 2018, the Company paid $60,249 as prepaid rent and a security deposit of $22,992.

The Company believes that the rates it is paying under its property leases are competitive in the Seattle real estate market, and it would be able to find comparable lease properties in the event it changed locations.

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

The following table sets forth the high and low bid prices for each quarterly period in the past two fiscal years, as reported by the on-line web site www.otcmarkets.com for shares of the Company’s common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	(MVEN) (1)
	High	Low

2017

First Quarter	$1.38	$0.80
Second Quarter	$2.00	$1.00
Third Quarter	$1.68	$1.01
Fourth Quarter	$2.22	$2.15

2016 (1)

First Quarter	$0.19	$0.12
Second Quarter	$0.20	$0.15
Third Quarter	$0.20	$0.16
Fourth Quarter	$1.25	$0.15

(1) The above table reflects prices pre-recapitalization through November 3, 2016 for Integrated Surgical Systems, Inc., under the trading symbol “ISSM”. The post-recapitalization Company’s stock traded under the symbol “ISSM” from November 4, 2016 through November 30, 2016. Beginning December 1, 2016, the Company has traded under the symbol “MVEN”. Since March 2017, the Company has traded under the symbol “MVENQB.”

Holders

As of May 12, 2018, there were approximately 133 holders of record of the common stock. The Company believes that there are additional holders of the common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders.

Dividends

The Company has never paid cash dividends on its common stock, and its present policy is to retain any future earnings in the Company. See “Item 1, Business”.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

On December 19, 2016, the Company’s board of directors approved management to issue warrants to Channel Partners that would allow the warrant holders to purchase up to a maximum of 5,000,000 shares of common stock in the aggregate. The warrants under the program are issued to individual Channel Partners with individualized vesting criteria designed to encourage the Channel Partner to drive user traffic and generate new Channel Partner participants on the Maven Platform. The warrants’ vesting criteria is both time based and performance based. Under the program, the Company has granted an aggregate of 4,000,500 warrants through December 31, 2017, each warrant to purchase one share at exercise prices per share ranging from $0.95 to $2.20, with expiration periods ending from December 2021 to December 2022. As of December 31, 2017, a total of 2,696,668 warrants have been forfeited and 1,303,832 are issued and outstanding. These Channel Partner warrants have no registration rights, and vest over three years. None of the Channel Partner warrants have been exercised.

On December 19, 2016, our Board of Directors approved the 2016 Stock Incentive Plan (“the Plan”) and on June 28, 2017 our Board approved an increase in the number of shares of our common stock reserved for issuance under the Plan to a total of 3,000,000 shares that was approved by the shareholders on December 13, 2017. On March 26, 2018, the Board of Directors further increased the common stock reserved for issuance under the Plan to a total of 5,000,000 shares. The Company has granted options for 2,176,637 shares, net of forfeitures, through December 31, 2017, at exercise prices ranging from $1.02 to $1.70 per share, with expiration periods ending from December 2026 to December 2027, and vest over three years. The plan was approved by vote of the shareholders of the Company at the Annual Shareholders Meeting on December 13, 2017.

The following table provides information as of December 31, 2017 with respect to the Company’s compensation plans (including individual compensation arrangements).

EQUITY COMPENSATION INFORMATION TABLE

	(a)	(b)	(c)
Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation (options)	2,176,637	$1.25	823,363

Equity compensation not approved by security holders (warrants)	1,303,832	1.48	3,696,168

Total	3,480,469	$1.34	4,519,531

Recent transactions

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

Private Placement of Common Stock

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The approximate transaction costs of $424,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.  The net cash proceeds were approximately $3.5 million.  The shares issued through this offering have registration rights, and a registration statement on Form S-1 was filed within approximately forty-five days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

On December 19, 2016, the Company’s board of directors approved management to issue warrants to Channel Partners that would allow the warrant holders to purchase up to a maximum of 5,000,000 shares of common stock in the aggregate. The warrants under the program are issued to individual Channel Partners with individualized vesting criteria designed to encourage the Channel Partner to drive user traffic and generate new Channel Partner participants on the Maven Platform. The warrants’ vesting criteria is both time based and performance based. Under the program, the Company has granted an aggregate of 4,000,500 warrants through December 31, 2017, each warrant to purchase one share at exercise prices per share ranging from $0.95 to $2.20, with expiration periods ending from December 2021 to December 2022. As of December 31, 2017, a total of 2,696,668 warrants have been forfeited and 1,303,832 are issued and outstanding. These Channel Partner warrants have no registration rights, and vest over three years. None of the Channel Partner warrants have been exercised.

On January 4, 2018, the Company pursuant to a private placement of its common stock, sold 1,200,000 shares at $2.50 per share for total gross proceeds of $3 million. The cash was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018 upon completion of the private placement. The shares issued through this offering have registration rights, and a registration statement will be filed within approximately two hundred days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

On March 30, 2018 the Company pursuant to a private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000. The shares issued through this offering have registration rights, and a registration statement will be filed within approximately two hundred seventy days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

Penny Stock

On March 31, 2018, there were 28,516,009 shares of the Company’s common stock outstanding, as quoted on the OTCQB at $1.54 a share, giving the Company a market capitalization on that date of approximately $43.9 million. The SEC defines securities such as our common stock that are traded at less than $5.00 and not traded on a national securities exchange “penny stocks”. SEC rules require brokers to provide specified information to purchasers of penny stocks, and these disclosure requirements and the requirement that brokers must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction in advance may have the effect of reducing trading activity in the Company’s common stock and making it more difficult for investors to sell the shares of the Company’s stock.

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

Overview

The Company was incorporated under the name of Integrated Surgical Systems, Inc. in Delaware in 1990. It was founded to design, manufacture, sell and service image-directed, computer-controlled robotic software and hardware products for use in orthopedic surgical procedures. On June 28, 2007, Integrated completed the sale of substantially all of its operating assets. After completion of the sale, Integrated no longer engaged in any business activities and then sought to locate a suitable acquisition target to complete a business combination. From June 2007 until the closing of the Recapitalization on November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the SEC. As a result of the Recapitalization, on a going forward basis, the Company will continue to file its public reports with the SEC on an operating company basis. On December 2, 2016, the corporate name was changed from “Integrated Surgical Systems, Inc.” to “TheMaven, Inc.”

TheMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “TheMaven Network, Inc.” TheMaven Network, Inc. is a 100% owned subsidiary of the TheMaven, Inc. On March 5, 2018, the corporate name was changed to Maven Coalition, Inc.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

The Company has generated less than $100,000 of operating revenues in the year ended December 31, 2017 and has financed its operations through (a) The Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) private placements of common stock in April 2017 and October 2017 and in the first quarter of 2018. The Company has incurred operating losses and negative operating cash flows since July 22, 2016 (Inception), and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

From January 1, 2018 to April 30, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company has been able to raise $1,250,000 in gross proceeds pursuant to a private placement of its common stock. However, the Company’s cash balance at April 30, 2018 is approximately $257,000.

In order to fully fund operations through the end of May 2018, the Company will need to raise approximately $850,000. There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations past May 31, 2018.

Common Stock – Private Placement of Common Stock

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The transaction costs of $446,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital. The shares issued through this offering have registration rights, and a registration statement was filed within approximately forty-five days of the offering completion date.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000. In connection with the offering, the Company issued 119,565 shares of common stock and 119,565 common stock warrants to MDB Capital Group LLC, which acted as placement agent. The approximate transaction costs of $296,000, including $282,000 of non-cash expenses, have been recorded as a reduction in paid-in capital. The net cash proceeds were approximately $2.7 million.  The shares issued through this offering have registration rights, and a registration statement was filed within approximately forty-five days of the offering completion date.

On January 4, 2018, the Company pursuant to a private placement of its common stock, sold 1,200,000 shares at $2.50 per share for total gross proceeds of $3 million. The cash was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018 upon completion of the private placement. The shares issued through this offering have registration rights, and a registration statement will be filed within approximately two hundred days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

On March 30, 2018 the Company pursuant to a private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000. The shares issued through this offering have registration rights, and a registration statement will be filed within approximately two hundred seventy days of the offering completion date. The registration rights provide for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or cause it to become effective by the deadline.

The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2019. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. There can be no assurances that the Company will be able to secure any additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

Revenue

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

Cost of Revenue

Our cost of revenue represents the cost of providing our digital media network channels and advertising and membership services. The cost of revenue that we have incurred in the periods presented primarily include:

•	channel partner guarantees and revenue share payments;

•	amortization of website development costs;

•	hosting and bandwidth and software license fees;

•	stock-based compensation related to channel partner warrants;

•	programmatic advertising platform costs;

•	payroll and related expenses of related personnel;

•	fees paid for data analytics and to other outside service providers;

•	depreciation of our websites, network equipment and software;

•	maintaining our websites;

•	credit card processing fees; and

•	stock-based compensation of related personnel.

Research and Development

Research and development costs consist primarily of expenses incurred in the research and development, creation and enhancement of our products and services.

Our research and development expenses include:

•	payroll and related expenses for personnel;

•	costs incurred in developing features and functionality of the services we offer; and

•	stock-based compensation of related personnel.

Website Development Costs

For the periods presented, substantially all of our technology expenses are website development costs that were capitalized as intangible costs. Technology costs are expensed as incurred or capitalized into property and equipment in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. This statement requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

Website development costs capitalized during the application development stage of a project include:

•	payroll and related expenses for personnel;

•	costs of computer hardware and software;

•	costs incurred in developing features and functionality; and

•	stock-based compensation of related personnel.

General and Administrative

General and administrative expenses consist primarily of:

•	payroll and related expenses for executive, sales and administrative personnel;

•	professional services, including accounting, legal and insurance;

•	facilities costs;

•	other general corporate expenses; and

•	stock-based compensation of related personnel.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock award using the straight-line method. In 2016, the Company adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This ASU impacts several aspects of accounting for share-based payment transactions, including certain income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the Company elected to account for forfeitures as they occur.

Provision for Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in results of operations in the period that includes the enactment date.

Comparison of the period from July 22, 2016 (Inception) through December 31, 2016 (2016) to the year ended December 31, 2017 (2017)

Overview

For the year ended December 31, 2017, the total net loss was $6,284,313 or $0.42 loss per basic and diluted share. The total net loss increased by $4,096,555 from $2,187,758 in 2016. The primary reasons for the increase in the total net loss is that the Company operated for less than six months in 2016 and a full twelve months in 2017 and the operations rapidly expanded during 2017. The weighted average shares outstanding calculated on a daily weighted average, basic and diluted, increased from 3,353,282 shares to 14,919,232 shares due to the partial vesting of restricted stock and stock issued in two private placements of common stock during 2017. As such, the basic and diluted net loss per common share decreased from $0.65 to $0.42, because the relative increase in outstanding shares was greater than the increased total net loss.

The Company’s operations in 2017 were primarily focused on developing an exclusive coalition of professionally-managed online media channels, based on the Company developed technology platform. In 2017 the Company generated $76,995 in revenue compared with zero revenue in 2016. The primary source of revenue was advertising which totaled $68,777, and membership revenue, which totaled $14,218. During 2017 the Company’s operations primarily consisted of software development, building a list of selective, invite-only independent publishers we call “Channel Partners”, and reaching out to potential Channel Partners for discussion. The Company is actively expanding advertising, membership and other business operations and expects a significant increase in revenue in 2018.

The Company’s strategy includes acquiring related online media, publishing and technology businesses by merger or acquisition that management believes will expand the scale of unique users interacting on our technology platform. During 2017, the Company engaged in negotiations with prospective acquisition candidates that resulted in announced agreements in 2018 related to two proposed acquisitions. The Company expects that increased revenues in 2018 and subsequent years will come from both organic growth in operations and in mergers and acquisitions.

Revenue and Cost of Revenue

The Company launched its first online media channels in May 2017 and initial revenue from advertising and memberships began in the third quarter of 2017. There were no revenues in 2016 because the Company was still in the development of its online media technology. The Company expects that as more Channel Partners go live in 2018 and the total online audience grows, the Company’s revenue will increase.

The table below shows the Company’s revenues and cost of revenue:

	Year Ended December 31, 2017	Period from July 22, 2016 (Inception) to December 31, 2016
Revenue	$76,995	$-
Cost of revenue	1,590,636	-
Gross loss	$(1,513,641)	$-

We have recognized the costs of revenue attributable to operating our online media channels from May 2017 even though revenue did not begin until the third quarter. Our cost of revenue represents the primarily fixed monthly cost of providing our digital media network channels and advertising and membership services and exceeded revenue by $1,513,641. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs. Cost of revenue, which totaled approximately $1,591,000, consisted of:

Channel partner guarantee payments	$603,000
Amortization of website development costs	512,000
Channel partner warrant expense	230,000
Hosting and bandwidth	119,000
Programmatic advertising costs	57,000
All other costs	70,000
$1,591,000

The primary reasons for the increase in operating expenses is that the Company operated for less than six months in 2016 compared with a full twelve months in 2017 and the operations rapidly expanding during 2017. Operating expenses increased by $2,651,787 from $2,183,910 in 2016 to $4,835,697, as explained below.

	Year Ended December 31, 2017	Period from July 22, 2016 (Inception) to December 31, 2016
Research and development	$114,873	$411,741
General and administrative	4,720,824	1,772,169
Total operating expenses	$4,835,697	$2,183,910

General and administrative expenses

The entire increase in operating expenses was due to increased general and administrative expenses as the Company expanded business operations to recruit more independent publishers to join the network. In addition, the Company increased headcount from 19 to 29, with two additional senior executives, the Co-Executive Chairman to lead advertising and the Chief Financial Officer, five in technology development and three in administration. The increased payroll related costs as well as additional travel, professional fees, and marketing represented the primary increase in general and administrative expenses. General and administrative expenses which totaled approximately $4,721,000 consisted of the following in 2017:

Payroll and benefits	$1,768,000
Stock-based compensation	1,396,000
Professional fees	347,000
Travel and meals	273,000
Conferences	172,000
Public relations	148,000
Board fees	117,000
Insurance	98,000
Contractors	98,000
Rent	69,000
Public company compliance	61,000
All other	174,000
$4,721,000

Research and development expenses

In the year ended December 31, 2017, the Company spent $114,873 which was expensed as Research and Development Costs. Research and development costs decreased from $411,741 in 2016 because in 2016 the Company’s technology operations were mostly in the planning and design phase which were expensed.

Website Development Costs

In the year ended December 31, 2017, the Company spent $2,605,162 which was capitalized as Website Development Costs. During 2017, the Company’s technology operations were primarily in the application and development phase which were capitalized. Capitalized website development costs in 2017 consisted of the following:

Payroll	$1,648,000
Stock-based compensation	615,000
Taxes	117,000
Benefits	116,000
All other	109,000
$2,605,000

Results of Operations for period from July 22, 2016 (Inception) to December 31, 2016

For the period from July 22, 2016 (Inception) to December 31, 2016, total net loss was $2,187,758, or $0.65 loss per basic and diluted share.

Operations

Research and development expenses	$411,741
General and administrative expenses	1,772,169
Loss from operations	$(2,183,910)

Research and development expenses

In the period since its inception on July 22, 2016 through December 31, 2016, the Company spent $411,741 which was expensed as Research and Development Costs incurred during the preliminary project stage.

Website Development Costs

In the period since its inception on July 22, 2016 through December 31, 2016, the Company spent $540,146 which was capitalized as Website Development Costs incurred during the application development stage.

General and administrative expenses

General and administrative expenses for the period July 22, 2016 (Inception) to December 31, 2016 were $1,772,169 including primarily stock-based compensation of $1,037,927, wages and benefits paid in cash of $407,364 and professional fees of $152,940. Our expenses are due to our general administrative expenses of carrying on a business, including administrative compensation, office space lease expense, and legal and accounting expenses.

Liquidity

Working Capital

	As of December 31, 2017	As of December 31, 2016
Current Assets	$3,860,967	$719,881
Current Liabilities	$(416,444)	$(346,327)
Working Capital	$3,444,523	$373,554

As of December 31, 2017, the Company had working capital $3,444,523 consisting of $3,860,967 in total current assets and $416,444 in total current liabilities. Included in current assets as of December 31, 2017 was $3 million of restricted cash. The $3 million was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018 upon completion of the private placement.

	Year ended December 31, 2017	For the Period July 22, 2016 (Inception) to December 31, 2016
Net Cash Used in Operating Activities	$(4,194,392)	$(1,137,913)
Net Cash Provided By (Used In) Investing Activities	$(2,039,599)	$518,532
Net Cash Provided by Financing Activities	$9,254,946	$1,217,675
Increase in Cash and Restricted Cash during the Period	$3,020,955	$598,294

Cash and Restricted Cash, End of Period	$3,619,249	$598,294

For the year ended December 31, 2017, net cash used in operating activities was $4,194,392, consisting primarily of $3,325,000 used for general and administrative expenses and $849,000 used for cost of revenue.

For the year ended December 31, 2017, net cash used in investing activities was $2,039,599, consisting primarily of $1,980,000 for capitalized website development costs and $59,000 for fixed assets.

For the year ended December 31, 2017, net cash provided by financing activities was $9,254,946, consisting of $6,254,946 in net proceeds from two private placements of common stock and $3 million from an investor demand payable that was converted to equity on January 4, 2018.

From January 1, 2018 to April 30, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company has been able to raise $1,250,000 in gross proceeds pursuant to a private placement of its common stock. However, the Company’s cash balance at April 30, 2018 is approximately $257,000.

In order to fully fund operations through the end of May 2018, the Company will need to raise approximately $850,000. There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations past May 31, 2018.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on April 4, 2017 and October 19, 2017, and the financings in the first quarter of 2018 will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future.

On January 4, 2018, the Company pursuant to a private placement of its common stock, sold 1,200,000 shares at $2.50 per share for total gross proceeds of $3 million. This investment was wired to the Company on December 29, 2017. Because this stock purchase was not executed prior to December 31, 2017, the invested funds are recorded as Restricted Cash and as Investor Demand Payable. In 2018, upon execution of the stock purchase agreement this investment was reclassified to Common Stock and Additional Paid in Capital. As of January 4, 2018, the cash which was recorded as Restricted Cash as of December 31, 2017 was reclassified to Cash and was available for use to fund operations.

On March 30, 2018 the Company pursuant to a private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000.

Funding Required for Planned Mergers and Acquisitions

The Company’s strategy includes acquiring related online media, publishing and technology businesses by merger or acquisition that management believes will expand the scale of unique users interacting on our technology platform. We believe that with an increased scale in unique users, we will be able to obtain improved advertising terms and grow advertising revenue. In 2018, the Company has announced agreements related to two proposed acquisitions:

On March 13, 2018, the Company and HubPages, Inc. (“HubPages”), together with HP Acquisition Co., Inc. (“HPAC”) that is a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HPAC will merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “Merger”). The total acquisition consideration to be paid in cash is approximately $10 million.

On March 19, 2018, the Company entered into a non-binding letter of intent to acquire Say Media Inc. (“Say Media”), a media and publishing technology company (the “Letter of Intent”). The acquisition will be subject to negotiation and execution of definitive documentation and various conditions precedent. In connection with the Letter of Intent on March 26, 2018 Maven loaned $1 million to Say Media and was issued a secured promissory note in the principal amount of $1 million from Say Media. The total acquisition consideration to be paid in cash is approximately $10 million.

Funding Required for Acquisition of HubPages, Inc.

The Merger Agreement provides that all issued and outstanding common stock and preferred stock of HubPages, along with all outstanding vested stock options issued by HubPages will be exchanged for an aggregate of $10 million in cash (the “Merger Consideration”). The aggregate Merger Consideration to be issued at closing shall be reduced by (i) $1.5 million to be held in escrow to satisfy any indemnification obligations due under the Merger Agreement and (ii) to the extent that a seller-side representation and warranty insurance policy is obtained and bound at closing, 50% of the total premium, underwriting costs, brokerage commissions and other fees and expenses of such policy.

Funding Required for Acquisition of Say Media, Inc.

The Maven is negotiating the acquisition of Say Media, and it anticipates that the final terms of the acquisition will require financing to pay a portion of the consideration at the closing. The current estimate of funding to complete the transaction, as previously disclosed, is approximately $10 million, however as all the terms are in discussion the actual amount of funding and timing has yet to be determined. Maven believes it will have to obtain financing to fund the cash portion of the acquisition consideration, and there can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Accordingly, there is no assurance that the proposed acquisition will be completed as contemplated

These acquisitions are expected to be consummated for a combination of cash which will total approximately $20 million and stock of the Company that will total approximately $10 million. For both of these acquisitions, the Company will have to obtain financing to fund the $20 million cash portion of the consideration, and there can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Accordingly, there is no assurance that the proposed acquisitions will be completed as contemplated.

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

Digital Media Content

The Company intends to operate a network of online media channels and will provide digital media (text, audio and video) over the Internet that users may access on demand. As a broadcaster that transmits third party content owned by our channel partners via digital media, the Company applies ASC 920, “Entertainment – Broadcasters”. The channel partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per 1000 impressions”) based on the volume of advertising impressions served. We disclose fixed dollar commitments for channel content licenses in Note 12 Commitments and Contingencies. Channel partner agreements that include fixed yield based on the volume of impressions served are not included in Note 12 because they cannot be quantified but are expected to be significant. The expense related to channel partner agreements are reported in “Service Costs” in the Statement of Operations. The cash payments related to channel partner agreements are classified within “Net cash used in operating activities” on the Statement of Cash Flows.

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

Advertising

The Company enters into contracts with advertising networks, ad partners and other ad buyers to serve display or video advertisements on the digital media pages associated with our various channels. In accordance with ASC 606 the Company recognizes revenue from advertisements at the point in time when each ad is viewed as reported by our advertising network partners. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes our independent publisher channel partners a revenue share of the advertising revenue earned and this is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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

Impairment of Long-Lived Assets

The long-lived assets, consisting of fixed assets and intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended December 31, 2017.

Stock-based Compensation

The Company provides stock-based compensation in the form of (a) restricted stock awards to employees, (b) vested stock grants to directors, (c) stock option grants to employees, directors and independent contractors, and (d) common stock warrants to Channel Partners and other independent contractors.

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock-based compensation to employees and directors. The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award. We have adopted ASU 2016-09 in 2016 with early application and account for actual forfeitures of awards as they occur.

The fair value of restricted stock awards by Subsidiary at Inception was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization.

Restricted stock that was subject to an escrow arrangement and/or a performance condition in conjunction with the Recapitalization was remeasured and fair value was estimated using the quoted price of our common stock on the date of the Recapitalization. The Company used a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow up to the expiration of the performance condition which was December 31, 2017.

The fair value of fully vested stock awards is estimated using the quoted price of our common stock on the date of the grant. The fair value of stock option awards is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life.

The Company accounts for stock issued to non-employees in accordance with provisions of FASB ASC 505-50, “Equity Based Payments to Non-Employees.” FASB ASC 505 -50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliability measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date). Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The fair value of common stock warrants is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company makes a subjective determination regarding the number of shares expected to be earned by Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform.

Recently Issued Accounting Pronouncements

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 5, 2018, the Board of Directors Maven dismissed Gumbiner Savett Inc. (“Gumbiner”) as its independent registered public accounting firm.

Gumbiner’s report on the Company’s financial statements for the fiscal period from July 22, 2016 (“Inception”) and ending on December 31, 2016, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope, or accounting principle, except that Gumbiner’s report contained an explanatory paragraph stating that there was substantial doubt as to the Company’s ability to continue as a going concern. During the fiscal period from Inception and ending on December 31, 2016, and during the subsequent interim period through February 5, 2018, the date of Gumbiner ’s dismissal, we had no disagreements (as defined in Item 304 of Regulation S-K) with Gumbiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gumbiner’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with any opinion to the subject matter of the disagreement. Furthermore, during the period of Gumbiner’s retention, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K, except with respect to the material weaknesses in the Company’s internal control over financial reporting as discussed below.

On February 5, 2018, our Board of Directors engaged BDO USA, LLP (“BDO”), which is an independent registered public accounting firm registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Company’s independent registered public accounting firm. During the period from Inception and ending on December 31, 2016, and through February 5, 2018, neither the Company nor anyone on the Company’s behalf consulted BDO regarding either (i) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2017, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; (3) the Company lacks accounting resources to perform review over complex accounting analysis required by the Company, including analysis related to stock-based compensation, capitalized software, identification and treatment of derivative instruments, fair value measurements, and income taxes. The Company also has inadequate accounting resources and processes for timely concluding on complex accounting matters, and (4) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2017, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; (3) the Company has complex stock-based compensation plans for employees, directors, contractors and channel partners and inadequate processes for timely determining stock-based compensation expense, and (4) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the current directors and executive officers of Maven. Directors are to be elected each year by our stockholders at an annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. Executive officers are appointed by our board of directors. Each executive officer holds his office until he resigns or is removed by the board of directors or his successor is appointed and qualified.

Name	Age	Title
James C. Heckman	52	Chief Executive Officer and Director
Josh Jacobs	47	President and Executive Chairman
Martin Heimbigner	59	Chief Financial Officer and Secretary
William Sornsin	56	Chief Operating Officer
Benjamin Joldersma	39	Chief Technology Officer
Peter Mills	62	Director
Rinku Sen	51	Director
David Bailey	27	Director

Biographical Information on Officers and Directors

Each of the directors on our Board of Directors was elected because he has demonstrated an ability to make meaningful contributions to our business and affairs, has a reputation for honesty and ethical conduct, has strong communication and analytical skills, and has skills, experience and background that are complementary to those of our other Board members. Messrs. Heckman and Jacobs have extensive experience in the media, internet media, advertising and online communities, which are the business focuses of the Company. Mr. Bailey is a respected thought leader in the digital currency and blockchain fields, while Ms. Sen is an award-winning author, editor and social activist, both bringing a publisher’s perspective to the board. Mr. Mills has decades of experience in the high-technology products businesses and involvement with early stage companies.

James C. Heckman has been the Chief Executive Officer and a director of the Company since November 2016, was President from November 2016 through December 2017, and was the Chief Executive Officer and President and a director of Maven from July 2016. Mr. Heckman has extensive experience in Internet media, advertising, video and online communities. He was the CEO of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from October 2013 to May 2016, and Chairman of the Board from May 2016 to July 2016. From April, 2011 to August, 2012, Mr. Heckman served as Head of Global Media Strategy for Yahoo!, leading all significant transactions and revenue strategy under Ross Levinsohn, where he architected the AOL/MSN/Yahoo! partnership. He was previously Founder and CEO of 5to1, an advertising platform, from August, 2008 through its 2011 sale to Yahoo!; Chief Strategy Officer of Zazzle.com 2007-2008; Chief Strategy Officer at FOX Interactive Media 2005 2007, where he architected the Myspace/Google ad alliance and was instrumental in the formation of what is now Hulu; Founder/CEO of Scout.com, from April 2001 through to its sale to Fox in September 2005; Founder/CEO of Rivals.com from 1997 to 2000; and President and Publisher of NFL Exclusive, official publication for every NFL team, from 1991 to 1998. He holds a Bachelor of Arts in Communications from the University of Washington.

Josh Jacobs was appointed as a member of the Company’s Board of Directors, effective as of May 31, 2017 and as an officer of the Company with the position of Executive Co-Chair. He was named President and Chairman of the Board of Directors effective January 1, 2018. Before joining Maven, Mr. Jacobs was President, Services at Kik Interactive from May 2015 to December 2016. From June 2011 to April 2014, Mr. Jacobs was Chief Executive Officer of Accuen Media, an Omnicom Company. From September 2009 to April 2011 Mr. Jacobs was Senior Vice President of Marketing for Glam Media. From July 2007 to October 2009 Mr. Jacobs was VP/GM Advertising Platforms at Yahoo, Inc. He has also held leadership positions at X1 Technologies and Bigstep.

Martin Heimbigner was appointed as the Company’s Chief Financial Officer, effective as of May 15, 2017. He was employed by the Company from March 20, 2017 to May 15, 2017, in a non-officer role. Before joining the Company, Mr. Heimbigner was a partner at Pacific CFO Group, LLC from June 2016 to March 2017, and from November 2012 to October 2014, where he served as an advisor and senior finance and accounting executive at client companies of the firm. From November 2014 to May 2016, Mr. Heimbigner was Chief Financial Officer of BSQUARE Corporation. From January 2003 to November 2012 Mr. Heimbigner was a partner with Tatum LLC, where he similarly served in senior finance and accounting executive roles with client companies. From January 2009 to April 2010 Mr. Heimbigner was President, Chief Executive Officer and a director at City Bank, headquartered in Lynnwood, WA. He has held other senior partner or financial leadership positions earlier in his career at companies including Demand Media, Intelligent Results (acquired by First Data), Airbiquity Inc., Washington Energy Company, and KPMG. Mr. Heimbigner holds an Executive MBA degree from the University of Washington, and a Bachelor of Arts degree in Business Administration and Accounting from Washington State University. He is a Certified Public Accountant in Washington State.

William Sornsin has been the Chief Operating Officer of the Company since November 2016 and of Maven since July 2016. Mr. Sornsin was CTO of North American Membership Group, Inc., including its subsidiary Scout Media, Inc. from October, 2013 to January 2016, and COO from January 2016 to July 2016. Mr. Sornsin ran MSN’s Core Technology team before joining Heckman in 1999 as co-founder and CTO of Rivals.com. In 2001 he became co-founder and CTO and COO for the original Scout.com and served as VP Engineering and Operations at Fox Interactive Media after Scout’s 2005 acquisition. Prior to Rivals and Scout, Sornsin held a variety of roles at Microsoft including Group Manager of MSN Core Technology and Product Planning Lead for Microsoft Exchange. He holds a Bachelor of Science in Electrical/Computer Engineering from the University of Iowa and a Masters of Business Administration from UCLA.

Benjamin Joldersma has been the Chief Technology Officer of the Company since November 2016 and of Maven since July 2016. Mr. Joldersma has developed a deep expertise in large-scale systems, rapid development and online product innovation. He was CTO of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from January, 2016 to July 2016, and Chief Product Officer (responsible for product vision and all software engineering) from October 2013 to January 2016. Mr. Joldersma was a Senior Software Engineer at Google from December 2012 to October 2013, working on imagery related products under the Geo organization, and Principal Software Engineer at Yahoo! from June 2011 to December 2012, working on advertising platform technology. He was System Architect at 5to1 from August 2008 through its June 2011 sale to Yahoo!. Earlier Mr. Joldersma held software architecture and engineering positions at Skull Squadron from 2007 to 2009 (also its founder); All-In-One Creations from 2004 to 2007 (co-founder); aQuantive in 2006 (contract position); Pacific Edge Software in 2005; Scout.com from 2001 to 2005; Rivals.com from 1999 to 2001; and Microsoft from 1998 to 1999 (contract position). He studied Computer Science at the University of Puget Sound.

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

Rinku Sen has been a director since November 3, 2017. Ms. Sen is a writer and a political strategist. She is currently Senior Strategist at Race Forward, having formerly served as Executive Director and as Publisher of their award-winning news site Colorlines. She is also a James O. Gibson Innovation Fellow at PolicyLink. Under Sen’s leadership, Race Forward has generated some of the most impactful racial justice successes of recent years, including Drop the I-Word, a campaign for media outlets to stop referring to immigrants as “illegal,” resulting in the Associated Press, USA Today, LA Times, and many more outlets changing their practice. Her books Stir it Up and The Accidental American theorize a model of community organizing that integrates a political analysis of race, gender, class, poverty, sexuality, and other systems. She writes and curates the news at rinkusen.com

David Bailey has been a director of the Company since January 28, 2018. As chief executive officer of BTC Inc, Mr. Bailey is an industry leader in the digital currency and blockchain space. Through its subsidiaries, BTC Inc. is the publisher of the world’s leading digital (Bitcoin Magazine, Distributed, and Let’s Talk Bitcoin Network) and print publications (Distributed Magazine and yBitcoin Magazine) dedicated to the cryptocurrency and blockchain spaces, an internationally recognized conference series, a blockchain venture studio, a marketing firm and more. Through his guidance, the company has reached millions of readers, facilitated dozens of clients and pioneered technology that is helping build the future. Bailey is also a board member of Po.et, a shared, open, universal ledger designed to record metadata and ownership information for digital creative assets. After a highly-successful token sale and the first wave of publishers integrating with Po.et, the platform is poised to become a new standard for rewarding content creators and publishers alike. Mr. Bailey is a graduate of the University of Alabama.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who own more than ten percent of a class of the equity securities of the Company that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to the Company and written representations from persons concerning the necessity to file these reports, other than Rinku Sen and David Bailey, the Company is not aware of any failure to file reports or report transactions in a timely manner including during the period from January 1, 2017 through December 31, 2017.

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

Notwithstanding the foregoing lack of applicable independence requirements, the board of directors currently has three members that we believe qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and Rule 5605 of The Nasdaq Stock Market Listing Rules. These persons are Mr. Peter B. Mills, Ms. Rinku Sen and Mr. David Bailey.

We are not required to have and we do not have currently an Audit Committee. The Company’s board of directors performs the same functions of an Audit Committee, including: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Code of Ethics

A Code of Ethics that applies to the executive officers and the other employees of the Company, was approved and adopted by the Board of Directors on April 8, 2004. Copies of the Code of Ethics may be obtained free of charge by written request to TheMaven, Inc., attention Chief Financial Officer, 1500 Fourth Avenue, Suite 200, Seattle, WA 98101.

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

Item 11. Executive Compensation

The following table sets forth, for the year ended December 31, 2017 and the period from July 22, 2016 (Inception) through December 31, 2016, the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Technology Officer in 2016 and 2017 (collectively, the “Named Executive Officers”).  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 in 2017 or for the period from July 22, 2016 (Inception) through December 31, 2016.

Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Stock Awards (1), (2), (3), & (6)	Options Awards	All other Compensation	Total Compensation (4), (5), (7)

James C. Heckman	2017	$-	$-	$300,003	$300,003
Chief Executive Officer and Director	2016	$817,819	$-	$137,503	$955,322

Josh Jacobs	2017	$-	$303,520	$155,269	$458,789
President and Executive Chairman	2016	$-	$-	$-	$-

Martin L. Heimbigner	2017	$-	$310,382	$174,295	$484,677
Chief Financial Officer and Secretary	2016	$-	$-	$-	$-

William Sornsin	2017	$-	$-	$250,001	$250,001
Chief Operating Officer	2016	$359,345	$-	$114,584	$473,929

Benjamin Joldersma	2017	$-	$-	$250,001	$250,001
Chief Technology Officer	2016	$408,910	$-	$114,584	$523,494

31

(1)

Mr. Heckman, Chief Executive Officer, exchanged approximately $1,000 for 4,094,708 shares at Inception on August 1, 2016. These shares are subject to repurchase agreement entered into at the time of the Recapitalization of November 4, 2016, providing that if he leaves employment of the Company prior to three years. These shares vest over the three-year service period with one-third vesting after the one-year anniversary and the balance ratably over the remaining 24 months.  On March 12, 2018 a committee of the Board of Directors decided to waive Company’s right to repurchase 630,585 shares from Mr. Heckman with a value of $1,148,000 based on the closing stock price.

(2)

Mr. Sornsin, Chief Operating Officer, exchanged approximately $400 for 1,799,191 shares at Inception on August 1, 2016. These shares are subject to repurchase agreement entered into in August 2016, providing that if he leaves employment of the Company prior to three years. These shares vest over the three-year service period with one-third vesting after the one-year anniversary and the balance ratably over the remaining 24 months. On March 12, 2018 a committee of the Board of Directors decided to waive Company’s right to repurchase 277,075 shares from Mr. Sornsin with a value of $504,000 based on the closing stock price.

(3)

Mr. Joldersma, Chief Technology Officer, exchanged approximately $500 for 2,047,354 shares at Inception on August 1, 2016. These shares are subject to repurchase agreement entered into in August 2016, providing that if he leaves employment of the Company prior to three years. These shares vest over the three-year service period with one-third vesting after the one-year anniversary and the balance ratably over the remaining 24 months. On March 12, 2018 a committee of the Board of Directors decided to waive Company’s right to repurchase 315,293 shares from Mr. Joldersma with a value of $574,000 based on the closing stock price.

(4)	The compensation for 2016 set forth in the above table is for the period from July 22, 2016 (Inception) through December 31, 2016.

(5)	Mr. Heimbigner’s compensation is for the period from March 20, 2017 through December 31, 2017.

(6)	The fair value of the stock awards was estimated for financial reporting purposes under ASC 718 using the exchange value used by Integrated and the subsidiary to establish the relative voting control ratio in the Recapitalization. See also Note 2, Note 8 and Note 9 in the Consolidated Financial Statements.

(7)	Mr. Jacob’s compensation is for the period from May 17, 2017 through December 31, 2017.

Employment Agreements

The Company entered into an employment agreement with Mr. James C. Heckman with an expiration date in July 2019. The agreement provides that he acts as the Chief Executive Officer, President and a director of the Company. Mr. Heckman is paid a salary of $300,000 per annum and is entitled to the regular employee benefits of the company and reimbursement of business expenses. He also may be awarded merit-based performance increases. The agreement provides for various termination events under which he is entitled to one year’s severance equal to his annual salary amount. He is also subject to restrictive covenants on competitive employment for up to two years so long as he is paid his annual salary amount and for up to one year for non-solicitation of employees, customers and vendors of the company.

The Company entered into an employment agreement with Mr. William Sornsin with an expiration date in July 2019. The agreement provides that he acts as the Chief Operating Officer of the Company. Mr. Sornsin is paid a salary of $250,000 per annum and is entitled to the regular employee benefits of the company and reimbursement of business expenses. He also may be awarded merit-based performance increases. The agreement provides for various termination events under which he is entitled to three month’s severance at a rate equal to his monthly salary amount. He is also subject to restrictive covenants on competitive employment for up to two years so long as he is paid his annual salary amount and for up to one year for non-solicitation of employees, customers and vendors of the company.

The Company entered into an employment agreement with Mr. Benjamin Joldersma with an expiration date in July 2019. The agreement provides that he acts as the Chief Technology Officer of Maven. Mr. Joldersma is paid a salary of $250,000 per annum, which was increased to 275,000 in 2018 and is entitled to the regular employee benefits of the company and reimbursement of business expenses. He also may be awarded merit-based performance increases. The agreement provides for various termination events under which he is entitled to three month’s severance at a rate equal to his monthly salary amount. He is also subject to restrictive covenants on competitive employment for up to two years so long as he is paid his annual salary amount and for up to one year for non-solicitation of employees, customers and vendors of the company.

The Company entered into an employment agreement with Mr. Martin Heimbigner in March 2017. The agreement provides that he acts as the Chief Financial Officer of Maven, commencing May 2017. Mr. Heimbigner is paid a salary of $220,000 per annum and is entitled to the regular employee benefits of the Company and reimbursement of business expenses. He also may be awarded merit-based performance increases. He is also subject to restrictive covenants regarding customary confidentiality, non-compete, non-solicitation and invention assignment provisions.

The Company entered into an employment agreement with Mr. Joshua Jacobs in May 2017. The agreement provides that he acts as the Co-Executive Chair of Maven. Mr. Jacobs is paid a salary of $225,000 per annum, a performance-based bonus opportunity up to $75,000 and is entitled to the regular employee benefits of the Company and reimbursement of business expenses. He also may be awarded merit-based performance increases. The agreement provides for various termination events under which he is entitled to severance and acceleration of vesting of equity grants. The employment agreement includes standard provisions for assignment of intellectual property developed while an employee, protection of Company confidential information, and non-competition and non-solicitation of employees. Effective January 1, 2018, the company modified the employment agreement with Mr. Jacobs. The modified agreements provides he shall act as President and Executive Chairman of the Board. Mr. Jacobs salary was increased to $300,000.

All employees of the Company who were employed by TheMaven Network, Inc. prior to the Recapitalization and have shares in the Company as a result of the Recapitalization have entered into stock agreements which permit the Company to repurchase some of their share of common stock received in the Recapitalization if they leave employment prior to their third anniversary of employment. The repurchase payment amount is nominal. The repurchase agreement permits the Company to buy back all the shares prior to the one-year anniversary of employment, and thereafter two thirds of the shares less 1/36th for each month of employment after the one-year anniversary. The repurchase agreements also provide to the Company or its assignee a right of first refusal on the shares. All shares are held in escrow so as to be able to allow enforcement of the foregoing repurchase right of the Company.

All employees of Maven have entered into employment letters which set forth their salary amounts and entitlement to benefits. Additionally, each person has also entered into an Employee Confidentiality and Proprietary Rights Agreement. This latter agreement also provides that the person may not work for certain designated competitors for a 12-month period after termination of employment. The provisions of the agreement also contain work for hire provisions and assignment of inventions, but the latter are subject to Washington state law provisions that may limit the Company right to inventions developed by the employee using its own resources on non-company time. The agreement also imposes limitations on disparagement and publicity by the employee. Independent contractors have similar provisions for the protection of the Company during the course and after their engagement by the company.

Director Compensation In 2017

We compensate our non-employee directors with cash fees and/or equity awards. We do not plan at this time to provide additional compensation for any committee participation if there are committees of the board of directors. A director who is also one of our executives or employees, including employed through our subsidiary, does not and will not receive any additional compensation for these services as a director while providing service as an executive or employee. In those instances, directors that are also named executive officers of the Company will have their total compensation reported in the summary compensation table that otherwise provided in our public reports.

Director Compensation Table

Name of Director	Fees	Stock Awards	Option Awards	Total

Peter B. Mills	$31,250	$-	$61,150	$92,400

David Bailey (5)	$-	$-	$-	$-

Rinku Sen (4)	$7,500	$-	$17,465	$24,965

Robert Levande (2)	$15,625	$-	$61,150	$76,775

Christopher A. Marlett (3)	$25,000	$-	$61,150	$86,150

Ross Levinsohn (6)	$50,000	$-	$-	$50,000

(1)	Mr. Heckman is a Named Executive Officer, and in accordance with SEC rules, his compensation as a director is included in the “Summary Compensation Table” above.

(2)

Mr. Levande has elected to receive one half of his quarterly fee in the form of shares of common stock of the Company.  The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date. Mr. Levande resigned from the Board of Directors on July 5, 2017 and his option grant in 2017 expired unexercized.

(3)	Mr. Marlett has elected to receive his quarterly fee in the form of shares of common stock of the Company. The number of shares issued was determined by dividing, for each quarter, the compensation earned by the closing price of the Company’s stock as of the issue date. Mr. Marlett resigned from the Board of Directors on February 1, 2018.

(4)	Ms. Sen was appointed to the Board of Directors on November 3, 2017.

(5)	Mr. Bailey was appointed to the Board of Directors on January 28, 2018.

(6)	Mr. Levinsohn resigned from the Board of Directors on October 20, 2017.

Equity Awards

2016 Stock Incentive Plan

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

During 2016 the Company granted 100,137 options under the Plan at an exercise price of $1.02 per share, with an expiration of December 28, 2026, and vests over three years.

During 2017 the Company granted 2,101,500 options under the Plan at an average exercise price of $1.36 per share, with expiration dates in 2027, and that generally vest over three years.

In addition, the Company assumed 175,000 fully-vested options, 25,000 of which were exercised in 2017 and 150,000 are still outstanding, in connection with the Recapitalization with an exercise price of $0.17 per share, which expire on May 15, 2019.

The following table summarizes the common shares reserved for future issuance under the Plan:

Stock options outstanding	2,176,637
Stock options available for future grant	2,823,363
5,000,000

The Plan was initially adopted on December 19, 2016 by the board of directors and approved by the shareholders on December 13, 2017.  The number of shares under the Plan was increased on March 28, 2018 to 5,000,000.

Channel Partner Warrant Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 shares of common stock pursuant to warrants to provide equity incentive to its Channel Partners in order to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of the stockholders of the Company. The Company in late December 2016 issued awards has issued awards to six of the Channel Partners for up to 350,000 shares of common stock. The awards vest over three years, have a per share exercise price ranging from $0.95 to $1.09 with a weighted average of $1.05, and expire in five years from issuance. In addition to the three-year vesting condition, the warrants have performance conditions that determine how many warrants are earned. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner or the revenue generated during the period from July 1, 2017 to December 31, 2017. These performance conditions do not have sufficiently large disincentive for non-performance such that the fair value measure is not fixed until performance is complete as of December 31, 2017. The Company recognizes expense for equity-based payments to non-employees as the services are received.  The Company has specific objective criteria, such as the date of launch on the Company’s platform, for determination of the period over which services are received and expense is recognized. This program has not been approved by the shareholders of the Company.

During 2017, the Company issued 3,650,500 common stock warrants to 73 of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $0.95 to $2.20 with a weighted average of $1.36. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017 to December 31, 2017, or during the first six months from the Channel Partners launch on our platform or the revenue generated during the period from issuance date through June 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

In addition to the equity awards under the foregoing 2016 plan and Channel Partner program, the Company also has outstanding options not issued under any plan issued to directors to acquire 150,000 shares of common stock, which are fully vested, with an exercise price of $0.17 per share and expire on May 15, 2019.

Outstanding Equity Awards at 2017

The following table provides information concerning options to purchase shares of the Company’s common stock held by the Named Executive Officers on December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Martin Heimbigner	300,000	$1.22	3/19/2027

Josh Jacobs	320,000	$1.23	8/22/2027

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth information regarding beneficial ownership of the Common Stock as of the date of this report (i) by each person who is known by us to beneficially own more than 5% of the Common Stock; and (ii) by our current officers and directors and current “named executive officers”; and (iii) by all of officers and directors and “named executive officers” as a group. The address of each of the persons set forth below is 1500 Fourth Avenue, Suite 200, Seattle, WA 98101, unless otherwise indicated.

Name of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership(1)	Percentage(2)

James C. Heckman	Director, Chief Executive Officer, President	4,094,708	14.36

Josh Jacobs	President and Executive Chairman	305,000	1.06

William Sornsin	Chief Operating Officer	1,799,191	6.31

Benjamin Joldersma	Chief Technology Officer	2,047,354	7.18

Martin Heimbigner	Chief Financial Officer	125,000	0.44

Peter Mills (3)	Director	202,957	0.71

Rinku Sen	Director	30,225	0.11

David Bailey	Director	22,500	0.08

Directors, officers and “named executive officers” as a group (8 persons) (4)		8,626,935	29.68

(1)  Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of the date of this Current Report pursuant to options, warrants, conversion privileges or other rights.

(2)  Based on 28,516,009 shares of the Common Stock issued and outstanding, plus the number of shares each person has the right to acquire within 60 days of the date of this report.

(3)  Includes 92,500 shares that may be acquired by Mr. Mills under an option grant and 110,457 shares held in his own name.

(4)  Includes 550,225 shares that may be acquired under options and warrants. See notes 3, 4, 6 and 7 above.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2017.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders	150,000	$0.17	-
Equity compensation plans approved by security holders (1)	2,026,637	$1.33	2,823,363
Total	2,176,637	$1.25	2,823,363

(1)	Represents 3,000,000 shares reserved under the 2016 Stock Incentive Plan. The Plan was initially adopted on December 19, 2016 by the board of directors and approved by the shareholders on December 13, 2017. The number of shares under the Plan was increased on March 28, 2018 to 5,000,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Parent entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group LLC (“MDB”), and the parties extended the agreement indefinitely in April 2009. The agreement terminated on completion of the Recapitalization in November 2016. Under the agreement, MDB acted as an advisor to the Parent in connection with the Recapitalization. MDB was paid a cash fee of $54,299 (including $4,299 to reimburse MDB’s expenses in connection with the Recapitalization), and MDB and its designees, Mr. Christopher A. Marlett, Robert Levande, and Mr. Schuman, were issued a 5-year warrants to purchase an aggregate of 1,169,607 shares of Common Stock, with an exercise price of $0.20 per share, representing 5% of the number of shares of the Parent on a fully diluted basis immediately after the Closing. The fair value of the warrants using the Black Scholes Option Pricing model was determined to be $744,105. These amounts were recorded in the financial statements of the Parent prior to the Recapitalization

The Company entered into a registration rights agreement with each of MDB and Messrs. Marlett, Levande, Mills and Schuman, to permit them to have their securities in the Company as of the completion of the Recapitalization included in a registration statement for resale by the holder when filed by Integrated on a piggyback basis and one demand registration right. The registration rights, however, will not apply to those securities that may be sold under Rule 144, without restriction. Integrated is responsible for bearing the costs of any of these acts of registration of the securities. The Company has fulfilled its obligations under the registration rights agreement.

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,931,304 shares at $1.15 per share, for total gross proceeds of $2,750,000.  In connection with the offering, the Company issued 119,565 shares of common stock and 119,565 common stock warrants to MDB Capital Group LLC, which acted as placement agent.

Mr. Christopher Marlett, was a director of the Company until February 1, 2018. Mr. Marlett is the Chief Executive Officer of MDB. Mr. Gary Schuman, who was the Chief Financial Officer of the Company until May 15, 2017. Mr. Schuman is the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensated Mr. Schuman for his services at the rate of $3,000 per month until his resignation. Mr. Robert Levande was a director of the Company until July 5, 2017. Mr. Levande is a senior managing director of MDB.

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

The following table sets forth the aggregate fees billed to both the Parent and the Subsidiary by its Independent Registered Public Accounting Firms for each of the last two fiscal years for the categories of services indicated. BDO USA, LLP, on February 4, 2018, was appointed by our Board of Directors as auditors for the 2017 fiscal year.

	BDO USA, LLP	Gumbiner Savett Inc
Category	2017	2017	2016
Audit Fees	$157,878	$25,000	$60,000
All Other Fees			14,505
Tax Fees			15,288
	$157,878	$25,000	$89,793

These consolidated financial statements cover the year ended December 31, 2017 and the period July 22, 2016 (Inception) for the Subsidiary and from November 4, 2016 (Recapitalization) for the Parent.

Audit Fees. “Audit Fees” are the aggregate fees estimated to be paid to BDO USA, LLP for the fiscal 2017 audit the fees paid to Gumbiner Savett Inc. attributable to professional services rendered in 2017 and 2016 for the audit of our annual financial statements for the fiscal 2016 and for review of financial statements included in our 2017 quarterly reports on Form 10-Q or for services that are normally provided by Gumbiner Savett Inc. in connection with statutory and regulatory filings or engagements for those fiscal years.

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

2. Financial Statement Schedules

Reference is made to the Final Statements filed under Item 8, Part II of this Report.

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
3.2	Amendment to Certificate of Incorporation of the Registrant (Change of name – December 2016) (7)
3.3	By-laws of the Registrant, as amended. (1)
3.4	Certificate of Designations for Series G Convertible Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.3	Channel Partners Stock Program – Form of Warrants (10)
4.4	2016 Stock Incentive Plan (11)
10.1	Securities Purchase Agreement (9)
10.2	Registration Rights Agreement (9)
10.3	William Sornsin Employment Agreement (6) (8)
10.4	Benjamin Joldersma Employment Agreement (6) (8)
10.5	Share Exchange Agreement, dated October 14, 2016 (8)
10.6	Amendment to the Share Exchange Agreement, dated November 4, 2016 (8)
10.7	Form of MDB Warrant issued in connection with the Share Exchange Agreement (8)
10.8	Form of Indemnification Escrow Agreement dated November 4, 2016 (8)
10.9	Form of Employee Confidentiality and Proprietary Rights Agreement (8)
10.10	Form of Lock Up Agreement (8)
10.11	Form of Registration Rights Agreement for the shares of pre-merger shareholders (8)
10.12	Preferred Stock Purchase Agreement for Series G Convertible Preferred Stock. (3)
10.13	James C. Heckman Employment Agreement (6) (8)
14.1	Code of Ethics (5)
21.1*	Subsidiaries
31.1*	Certification Pursuant to Exchange Act Rule 13a-14(a) of James C. Heckman, Jr.
31.2*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Gary A. Schuman
32.1*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Christopher A. Marlett
32.2*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Gary A. Schuman
101*	The following material from TheMaven, Inc.’s Form 10-K Report for the year ended December 31, 2017, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Filed Herewith

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48040) declared effective on October 31, 2000.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(6)	Management employment agreement.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 9, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 10, 2017.

(10)	Incorporated by reference to the Definitive Proxy of the Registrant filed October 25, 2017.

(11)	Incorporated by reference to Registrant’s Annual Report on form 10-KSB for the fiscal year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheMaven, Inc.

By:	/s/ James C. Heckman, Jr.
James C. Heckman, Jr. Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ JAMES C. HECKMAN	Chief Executive Officer and Director
James C. Heckman	(Principal Executive Officer)
Date: May 15, 2018

/s/ MARTIN L. HEIMBIGNER	Chief Financial Officer
Martin L. Heimbigner	(Principal Financial and Accounting Officer)
Date: May 15, 2018

/s/ JOSH JACOBS	Director
Josh Jacobs
Date: May 15, 2018

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: May 15, 2018

/s/ RINKU SEN	Director
Rinku Sen
Date: May 15, 2018

/s/ DAVID BAILEY	Director
David Bailey
Date: May 15, 2018

TheMaven, Inc. and Subsidiary

Index to Consolidated Financial Statements

PAGE

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets at December 31, 2017 and December 31, 2016	F-4

Consolidated Statements of Comprehensive Loss for the Year ended December 31, 2017 and the Period from July 22, 2016 (Inception) through December 31, 2016	F-5

Consolidated Statements of Stockholders’ Equity for the Year ended December 31, 2017 and the Period from July 22, 2016 (Inception) through December 31, 2016	F-6

Consolidated Statements of Cash Flows for the Year ended December 31, 2017 and the Period from July 22, 2016 (Inception) through December 31, 2016	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TheMaven, Inc. and Subsidiary

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TheMaven, Inc. and Subsidiary (the “Company”) as of December 31, 2017, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Seattle, Washington

May 15, 2018

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

/s/ Gumbiner Savett Inc.

Santa Monica, California

May 10, 2017

TheMaven, Inc. and Subsidiary

Consolidated Balance Sheets

	As of December 31, 2017	As of December 31, 2016
Assets

Current assets:
Cash	$619,249	$598,294
Restricted cash	3,000,000	-
Accounts receivable	53,202	-
Deferred contract costs	14,147	-
Prepayments and other current assets	174,369	121,587
Total current assets	3,860,967	719,881

Fixed assets, net	2,687,727	547,804
Intangible assets	20,000	20,000

Total Assets	$6,568,694	$1,287,685

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$162,308	$154,361
Accrued expenses	150,136	54,789
Deferred revenue	31,437	-
Conversion feature liability	72,563	137,177
Total current liabilities	416,444	346,327

Investor demand payable	3,000,000	-

Total Liabilities	3,416,444	346,327

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,516,009 and 22,047,531 shares issued and outstanding at December 31, 2017 and December 31, 2016	285,159	220,475
Common stock to be issued	-	9,375
Additional paid-in capital	11,170,666	2,730,770
Accumulated deficit	(8,472,071)	(2,187,758)
Total stockholders’ equity	2,983,754	772,862
Total liabilities and stockholders’ equity	$6,568,694	$1,287,685

See accompanying notes to consolidated financial statements.

TheMaven, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss

	Year Ended December 31, 2017	Period from July 22, 2016 (Inception) to December 31, 2016

Revenue	$76,995	$-
Cost of revenue	1,590,636	-
Gross loss	(1,513,641)	-

Operating Expenses:

Research and development	114,873	411,741
General and administrative	4,720,824	1,772,169
Total operating expenses	4,835,697	2,183,910

Loss from operations	(6,349,338)	(2,183,910)

Other income (loss):
Interest and dividend income, net	411	11,173
Change in fair value of conversion feature	64,614	1,385
Realized loss on available -for-sale securities	-	(16,406)
Total other income (loss)	65,025	(3,848)

Net loss	(6,284,313)	(2,187,758)

Other Comprehensive Loss
Unrealized loss on available-for-sale securities before reclassification, net of tax	-	16,406
Reclassification adjustment for loss, net of tax	-	(16,406)
Other comprehensive loss	-	-
Comprehensive loss	$(6,284,313)	$(2,187,758)

Basic and diluted net loss per common share	$(0.42)	$(0.65)

Weighted average number of shares outstanding – basic and diluted	14,919,232	3,353,282

See accompanying notes to consolidated financial statements.

TheMaven, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2017 and the Period from July 22, 2016 (Inception) to December 31, 2016

	Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 22, 2016 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock of Subsidiary for cash	12,517,152	125,171	-	-	(122,219)	-	2,952
Reverse recapitalization for net assets of Parent	9,530,379	95,304	2,976	3,125	878,997	-	977,426
Conversion of notes payable to Parent	-	-	-	-	735,099	-	735,099
Stock based compensation - stock to be issued	-	-	5,953	6,250	-	-	6,250
Stock based compensation	-	-	-	-	1,238,893	-	1,238,893
Net loss	-	-	-	-	-	(2,187,758)	(2,187,758)
Balance at December 31, 2016	22,047,531	220,475	8,929	9,375	2,730,770	(2,187,758)	772,862
Issuance of common	8,929	89	(8,929)	(9,375)	9,286	-	-
Private placement of common stock	6,156,304	61,563	-	-	5,710,782	-	5,772,345
Shares issued for investment banking fees	281,565	2,815	-	-	353,499	-	356,314
Warrants issued for investment banking fees	-	-	-	-	126,286	-	126,286
Exercise of stock options	21,680	217	-	-	(217)	-	-
Stock based compensation	-	-	-	-	2,240,260	-	2,240,260
Net loss	-	-	-	-	-	(6,284,313)	(6,284,313)
Balance at December 31, 2017	28,516,009	$285,159	-	$-	$11,170,666	$(8,472,071)	$2,983,754

See accompanying notes to consolidated financial statements

TheMaven, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31, 2017	For the Period From July 22, 2016 (Inception) to December 31, 2016

Cash flows from operating activities:
Net loss	$(6,284,313)	$(2,187,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of conversion feature	(64,614)	(1,385)
Stock based compensation	1,625,687	1,105,769
Realized loss on available-for-sale securities	-	16,406
Depreciation and amortization	524,721	390

Changes in operating assets and liabilities, net of effects of reverse recapitalization:
Prepayments and other current assets	(52,783)	(117,830)
Accounts receivable	(53,202)	-
Deferred cost	(14,147)	-
Accounts payable	7,947	116,171
Deferred revenue	31,437	-
Accrued expenses	84,875	(69,676)
Net cash used in operating activities	(4,194,392)	(1,137,913)

Cash flows from investing activities:
Proceeds received from sales of available-for-sale securities	-	947,351
Website development costs and other fixed assets	(2,039,599)	(408,819)
Purchases of intangible assets	-	(20,000)
Net cash provided by (used in) investing activities	(2,039,599)	518,532

Cash flows from financing activities:
Proceeds from issuances of common stock of Subsidiary	-	2,952
Cash acquired upon reverse recapitalization	-	479,624
Cash received from Parent prior to reverse recapitalization	-	735,099
Proceeds from shareholder loan	-	35,000
Repayment of shareholder loan	-	(35,000)
Proceeds from investor demand payable	3,000,000	-
Proceeds from private placement	6,254,946	-
Net cash and restricted cash provided by financing activities	9,254,946	1,217,675

Net increase in cash and restricted cash	3,020,955	598,294

Cash and restricted cash at beginning of period	598,294	-

Cash and restricted cash at end of period	$3,619,249	$598,294

Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation to website development costs	$614,573	$139,375
Common stock and warrants issued for investment banking fees	$482,600	$-

See accompanying notes to consolidated financial statements

TheMaven, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Period from July 22, 2016 (Inception) to December 31, 2016

1.   Nature of Operations

TheMaven, Inc. (“Parent”) and Maven Coalition, Inc. (“Subsidiary”) (collectively “TheMaven” or the “Company”) are developing an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel will be operated by a invite only Channel Partner drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

2.   Basis of Presentation

TheMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “TheMaven Network, Inc.”. On March 5, 2018 the corporate name was changed to Maven Coalition, Inc.

TheMaven, Inc. was formerly known as Integrated Surgical Systems, Inc., a Delaware corporation (“Integrated”). From June 2007 until November 4, 2016, Integrated was a non-active “shell company” as defined by regulations of the Securities and Exchange Commission (SEC). On August 11, 2016, Integrated entered into a loan to Subsidiary that provided initial funding totaling $735,099 for the Subsidiary’s operations. On October 14, 2016 Integrated entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Subsidiary and the shareholders of Subsidiary, holding all of the issued and outstanding shares of Subsidiary (collectively, “Subsidiary Shareholders”). The Share Exchange Agreement was amended on November 4, 2016 to include certain newly issued shares of Subsidiary in the transaction and make related changes to the agreement and the Share Exchange was consummated. The transaction resulted in Parent acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 12,517,152 newly issued shares of the common stock, $0.01 par value (the “Common Stock”) of Parent, representing approximately 56.7% of the issued and outstanding shares of Common Stock immediately after the transaction. The transaction is referred to as the “Recapitalization.” The Recapitalization was consummated on November 4, 2016, as a result of which Maven Coalition, Inc. became a wholly owned subsidiary of Integrated (the “Closing”). The note payable between Integrated and Subsidiary was an interdependent transaction with the Recapitalization and was ultimately cancelled upon closing of the Recapitalization. On December 2, 2016, Integrated amended its Certificate of Incorporation to change its name from “Integrated Surgical Systems, Inc.” to “TheMaven, Inc.”

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

As of December 31, 2017, the Company has generated less than $100,000 in revenue and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) two private placements of common stock in April and October 2017. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 11, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. In October 2017, the Company completed a private placement of its common stock, raising proceeds of $2.7 million, net of cash offering costs. As fully described in Note 13, in January 2018 and March 2018, the Company raised pursuant to a private placement $3,000,000 and $1,250,000, respectively. The $3 million was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018 upon completion of the private placement. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2019. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company will be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

From January 1, 2018 to April 30, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company has been able to raise $1,250,000 in gross proceeds pursuant to a private placement of its common stock. However, the Company’s cash balance at April 30, 2018 is approximately $257,000.

In order to fully fund operations through the end of May 2018, the Company will need to raise approximately $850,000. There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations past May 31, 2018. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

4.   Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows of Subsidiary for the year ended December 31, 2017 and the period from July 22, 2016 (Inception) to December 31, 2016 and that of Integrated after the Closing (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

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

Digital Media Content

The Company operates a coalition of online media channels and will provide digital media (text, audio and video) over the Internet that users may access on demand. As a broadcaster that transmits third party content owned by our channel partners via digital media, the Company applies ASC 920, “Entertainment – Broadcasters”. The channel partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per 1000 impressions”) based on the volume of advertising impressions served. We disclose fixed dollar commitments for channel content licenses in Note 12 Commitments and Contingencies. Channel partner agreements that include fixed yield based on the volume of impressions served are not included in Note 12 because they cannot be quantified but are expected to be significant. The expense related to channel partner agreements are reported in “Service Costs” in the Statements of Comprehensive Loss. The cash payments related to channel partner agreements are classified within “Net cash used in operating activities” on the Statements of Cash Flows.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Year Ended December 31, 2017
	Advertising	Membership	Total
By Product Lines:	$62,777	$14,218	$76,995

	United States	Other	Total
By Geographical Markets:	$76,995	$-	$76,995

	At a Point in Time	Over Time	Total
By Timing of Revenue Recognition:	$62,777	$14,218	$76,995

Contract Balances

The following table provides information about contract balances as of December 31, 2017:

	Advertising	Membership	Total
Accounts receivable	$52,348	$854	$53,202
Short-term contract assets (deferred contract costs)	-	$14,147	$14,147
Short-term contract liabilities (deferred revenue)	-	$31,437	$31,437

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from membership customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Contract assets include contract fulfillment costs related to revenue shares owed to channel partners, which are amortized to expense over the same period with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue over time. The Company had no asset impairment charges related to contract assets in the period.

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

Impairment of Long-Lived Assets

The long-lived assets and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended December 31, 2017 and the period from July 22, 2016 (Inception) to December 31, 2016.

Website Development Costs

In accordance with authoritative guidance, the Company begins to capitalize website and software development costs for internal use when planning and design efforts are successfully completed and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense within the consolidated statements of comprehensive loss. The Company places capitalized website and software development assets into service and commences depreciation/amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website and software development assets when the upgrade or enhancement will result in new or additional functionality.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $114,873 and $411,741 for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016, respectively.

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

The Company measures its derivative liability at fair value. The Company’s derivative liability is classified within Level 3 and are disclosed in Note 7.

The carrying value of other current assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk

Cash and Restricted Cash

The Company maintains cash and restricted cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit throughout the year. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash. The following table reconciles Total cash and restricted cash at December 31:

	2017	2016
Cash	$619,249	$598,294
Restricted cash	3,000,000	-

Total cash and restricted cash	$3,619,249	$598,294

Stock-based Compensation

The Company provides stock-based compensation in the form of (a) restricted stock awards to employees, (b) vested stock grants to directors, (c) stock option grants to employees, directors and independent contractors, and (d) common stock warrants to Channel Partners and other independent contractors.

The Company applies FASB ASC 718, “Stock Compensation,” when recording stock-based compensation to employees and directors. The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award. We have adopted ASU 2016-09 in 2016 with early application and account for actual forfeitures of awards as they occur.

The fair value of restricted stock awards by Subsidiary at Inception was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization.

Restricted stock that was subject to an escrow arrangement and/or a performance condition in conjunction with the Recapitalization was remeasured and fair value was estimated using the quoted price of our common stock on the date of the Recapitalization. The Company used a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow up to the expiration of the performance condition, which was December 31, 2017.

The fair value of fully vested stock awards is estimated using the quoted price of our common stock on the date of the grant. The fair value of stock option awards is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility and option life.

The Company accounts for stock issued to non-employees in accordance with provisions of FASB ASC 505-50, “Equity Based Payments to Non-Employees.” Equity instruments that are issued to non-employees in exchange for the receipt of goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliability measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date). Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The fair value of common stock warrants is estimated at grant date using the Black-Scholes option pricing model that requires various highly judgmental assumptions including expected volatility. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company used a Monte Carlo simulation model to determine the number of shares expected to be earned by certain Channel Partners based on performance obligations to be satisfied over a defined period which will commence at the launch of a Channel on the Company’s platform up to the expiration of the performance condition, which was December 31, 2017.

The Company issues common stock upon exercise of equity awards and warrants.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the year ended December 31, 2017 and the period from July 22, 2016 (Inception) to December 31, 2016, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the U.S. federal corporate income tax law which included a decrease in the U.S. federal corporate rate from 34% to 21%. See Note 10 Income Taxes for further discussion.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At December 31, 2017, potentially dilutive shares outstanding amounted to 11,865,936.

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

Recently Adopted Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU supersedes the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

The Company adopted ASC 606 in the quarter ended September 30, 2017 and began recognition of revenue from contracts with customers as a result of the launch of its network operations. Since the Company had not previously generated revenue from customers the Company did not have to transition its accounting method from ASC 605, “Revenue Recognition”.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 in 2017 did not have any impact on Company’s financial statement presentation or disclosures.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05 (ASU 2018-05), Income Taxes (Topic 740, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). ASU 2018-05 provided guidance regarding the income tax accounting implications of the Tax Cuts and Jobs Act enacted on December 22, 2017. Management has adopted this standard in 2017 and it did not have a material effect on the financial statements and related disclosures.

Recently Issued Accounting Pronouncements

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

5.   Fixed Assets

At December 31, 2017 and December 31, 2016, fixed assets, net consisted of the following:

	2017	2016
Office equipment and computers	$46,309	$8,048
Furniture and fixtures	21,220	-
Website development costs	3,145,308	540,146
	3,212,837	548,194
Accumulated depreciation and amortization	(525,110)	(390)
Fixed assets, net	$2,687,727	$547,804

In May 2017, the Company launched its website and began amortization of capitalized website development cost. The Company recorded amortization expense of $512,252 in 2017 and none in 2016. The Company recorded depreciation expense of $12,469 and $390 in 2017 and 2016, respectively.

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

As of December 31, 2017, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

The Series G stock has a stated value of $1,000 per share and is convertible into common stock at a conversion price equal to 85% of the lowest sale price of the common stock on its listed market over the five trading days preceding the date of conversion (“Beneficial Conversion Feature”), subject to a maximum conversion price. The number of shares of common stock that may be converted is determined by dividing the stated value of the number of shares of Series G to be converted by the conversion price. The Company may elect to pay the Series G holder in cash at the current market price multiplied by the number of shares of common stock issuable upon conversion.

For the period ended December 31, 2017, no shares of Series G were converted into shares of common stock.  At December 31, 2017, the outstanding Series G shares were convertible into a minimum of 98,698 shares of common stock.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G, the holder of the Series G has the option to deem such transaction as a liquidation and may redeem his or her shares at the liquidation value of $1,000 per share, for an aggregate amount of $168,496.  The sale of all the assets on June 28, 2007 triggered the preferred stockholders’ redemption option.  As such redemption is not in the control of the Company, the Series G stock has been accounted for as if it was redeemable preferred stock and is classified on the consolidated balance sheets between liabilities and stockholders’ equity. The Company does not know the legal holder of these shares and does not know if these shares will be redeemed.

The conversion feature of the preferred stock is considered a derivative according to ASC 815 “Derivatives and Hedging”, and the fair value of the derivative is reflected in the financial statements as a liability, which was determined to be $72,563 and $137,177 as of December 31, 2017 and December 31, 2016, respectively, and has been included as “conversion feature liability” on the accompanying consolidated balance sheets.

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

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at December 31, 2017:

Expected life of the redemption in years	1.0
Risk free interest rate	1.75%
Expected annual volatility	93.95%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Beginning as of January 1, 2017	$137,177
Decrease in fair value	(64,614)

Ending balance as of December 31, 2017	$72,563

The table below shows the quantitative information about the significant unobservable inputs used in the fair value measurement of level 3 conversion feature liability at December 31, 2016:

Expected life of the redemption in years	1.0
Risk free interest rate	.85%
Expected annual volatility	174.84%
Annual rate of dividends	0%

The changes in the fair value of the derivative are as follows:

Beginning as of January 1, 2016	$138,562
Decrease in fair value	(1,385)

Ending balance as of December 31, 2016	$137,177

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

Prior to the Recapitalization, Integrated had 9,530,379 issued and outstanding shares of common stock. In the Recapitalization, holders of Subsidiary’s common stock received 4.13607 shares of Parent common stock for each Subsidiary share, totaling 12,517,152 shares. Immediately after the Recapitalization a total of 22,047,531 shares of Parent common stock were outstanding as of December 31, 2016.

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

The following table summarizes the calculation of the relative voting control:

	Shares	Per Share	Fair Value	Voting %
Integrated shareholders pre-Recapitalization	9,530,379	$0.20	1,903,464	43.3%
Integrated options pre-Recapitalization	175,000		-	0.0%
Warrant issued to MDB Capital Group	1,169,607		-	0.0%
Maven Coalition, Inc. shareholders	12,517,152	$0.20	2,500,000	56.7%
Total fully diluted shares	23,392,138		4,403,464	100.0%

Shares issued and outstanding as of November 4, 2016	22,047,531

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. Integrated incurred transaction costs of $921,698 consisting of $744,105 for the fair value of warrants issued to MDB and $177,593 in cash for legal and related transaction costs. The costs incurred by Integrated were recorded in financial statements of the Parent prior to Recapitalization and reduced the net monetary assets acquired. The aggregate intrinsic value of the warrants at December 31, 2017 is $583,000.

The transaction resulted in the acquisition of gross assets of $1,447,000 consisting primarily of cash and available for sale investment securities and the assumption of $470,000 of liabilities. Included in the total liabilities assumed was 168 shares of Class G Preferred Stock, which is reported at aggregated liquidation value of $168,496 because it is a redeemable instrument at the option of the holder (see Note 7).

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

9.   Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 28,516,009 and 22,047,531 shares were issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.

Restricted Stock Awards

On August 11, 2016, management and employees of Subsidiary in conjunction with the incorporation on July 22, 2016 received 12,209,677 shares of common stock as adjusted for the Recapitalization exchange ratio of 4.13607. These shares are subject to a Company option to buy back the shares at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. A total of 7,966,070 shares were subject to the Company buy back right as of August 1, 2016 and 4,094,708 were made subject to the Company buy-back right on November 4, 2016 in conjunction with the Recapitalization. The employees vest their ownership in these shares over a three-year period beginning August 1, 2016 with one-third vesting on August 1, 2017 and the balance monthly over the remaining two years. The fair value of these shares of Subsidiary stock was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization (See Note 8). Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

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

As a condition of the Recapitalization, a total of 4,094,708 shares were required to be placed into an escrow arrangement for purposes of enforcement of the Company option to buy back shares for the balance of the three-year service period. A total of 4,381,003 shares, which includes 35% of the 4,094,708 shares added to the buy-back option, were escrowed and subject to a performance condition requiring the Company to achieve certain operating metrics regarding monthly unique users by December 31, 2017 (“Unique User Performance Condition”). Pursuant to a negotiated schedule the performance condition could be satisfied in partial increments up to the full number of shares escrowed. The Company, used a Monte Carlo simulation model to determine the number of shares expected to be released from the performance condition escrow up to the expiration date of the performance condition, which was December 31, 2017. At December 31, 2016 it was estimated that 72.5% of the shares subject to the performance condition would be released. Pursuant to FASB ASC 718, escrowed share arrangements in a capital raising transaction are considered to be compensatory, as such, the shares subject to these escrow provisions were remeasured as of November 4, 2016, the date of the Recapitalization. The estimated fair value of these shares was determined based on the quoted closing stock price on November 4, 2016. Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

Restricted stock award activity for the period from July 22, 2016 (Inception) to December 31, 2016 was as follows:

	Shares	Shares Remeasured		Weighted- Average Price
Stock awards granted at Inception	12,209,677			0.20
Granted October 13, 2016	62,041			0.70
Granted October 16, 2016	245,434			0.70
Remeasurement at November 4, 2016	-	5,837,788	*	0.43
Vested	-			-
Forfeited	-			-
	-
Unvested at December 31, 2016	12,517,152			0.41

*	The number of shares Remeasured as of November 4, 2016 reflect the effect of the Monte Carlo simulation determination of the estimated number of shares expected to be released from the performance condition escrow.

Restricted stock award activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted- Average Price
Unvested at December 31, 2016	12,517,152	$0.41
Vested	(5,537,556)	0.41
Forfeited	-	-
Unvested at December 31, 2017	6,979,596	0.41
Vested at December 31, 2017	5,537,556	$0.41

As of December 31, 2017, the Unique User Performance Condition was determined based on 4,977,144 unique users accessing Maven channels in November 2017. Based on this level of unique users 56% of the of the shares subject to the performance condition will be released and 1,927,641 of the escrow shares were subject to the Company’s buy-back right. The Company’s Board of Directors made a determination on March 12, 2018 to waive the buy-back right. This waiver of the buy-back right related to 1,927,641 shares is a modification of the terms of the restricted stock awards and will result in incremental compensation cost of approximately $3.5 million that will be recognized over a period of approximately 1.6 years, with a total of $2.8 million recognized in 2018.

At December 31, 2017, total compensation cost, including the effect of the waiver of the buy-back right, related to restricted stock awards but not yet recognized was $5.6 million. This cost will be recognized over a period of approximately 1.6 years with a total of $4.1 million recognized in 2018.

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

The fair value of stock options granted during 2017 and 2016 were estimated with the following assumptions:

	2017	2016
Expected life	5.7 years	6.0 years
Risk-free interest rate	2.01%	2.17%
Expected annual volatility	115.13%	113.79%
Dividend yield	0.00%	0.00%

For the year ended December 31, 2017 and the period from July 22, 2016 (Inception) to December 31, 2016 option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Outstanding at July 22, 2016 (Inception)	-	$-	-	$-
Assumed through Recapitalization	175,000	0.17	2.38
Granted	100,137	1.02	9.99
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2016	275,137	0.48	5.15	157,000

Granted	2,101,500	1.36	9.75
Exercised	(25,000)	0.17	2.5
Forfeited	(175,000)	1.53	9.5

Outstanding at December 31, 2017	2,176,637	$1.25	9.25	$1,573,000

Vested and expected to vest at December 31, 2017	2,176,637	$1.25	9.25	$1,573,000

Exercisable at December 31, 2017	267,500	$0.76	8.0	$305,000

During 2016 the Company granted 100,137 options under the Plan at an exercise price of $1.02 per share, with an expiration of December 28, 2026, and vests over three years. None of these options vested in 2016.

During 2017 the Company granted 2,101,500 options under the Plan at an average exercise price of $1.36 per share, with expiration dates in 2027, and that generally vest over three years In 2017, the Company recorded stock-based compensation of $618,761 related to these grants. At December 31, 2017, total compensation cost related to stock option granted under the Plan but not yet recognized was $1,169,000 . This cost will be amortized on a straight-line method over a period of approximately 1.5 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end.

In addition, the Company assumed 175,000 fully-vested options, 25,000 were exercised in 2017 and 150,000 are still outstanding, in connection with the Recapitalization with an exercise price of $0.17 per share, which expire on May 15, 2019.

The following table summarizes certain information about stock options:

	2017	2016

Weighted average grant-date fair value for options granted during the year	$1.34	$0.88

Vested options in-the-money at December 31	300,879	175,000

Aggregate intrinsic value of options exercised during the year	$27,750	$-

The following table summarizes the common shares reserved for future issuance under the Plan as of December 31, 2017 with the increase in the authorized number of shares on March 28, 2018:

Stock options outstanding	2,176,637
Stock options available for future grant	2,823,363
5,000,000

The Plan was initially adopted on December 19, 2016 by the board of directors and approved by the shareholders on December 13, 2017.  The number of shares under the Plan was increased on March 28, 2018 to 5,000,000.

Common Stock Warrants – Channel Partner Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. The warrants associated with the Channel Partner Program are equity classified awards.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Outstanding at July 22, 2016 (Inception)	-	$-	-	$
Granted	350,000	1.05	4.98
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2016	350,000	$1.05	4.98		$-

In December 2016, the Company issued 350,000 common stock warrants to six of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $0.95 to $1.09 with a weighted average of $1.05. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017 to December 31, 2017 or the revenue generated during the period from issuance date through June 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized and are classified in stockholders’ equity.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Outstanding at December 31, 2016	350,000	$1.05	4.98	$-
Granted	3,650,500	1.36	5.0
Exercised	-	-
Forfeited	2,696,668	1.29	4.1

Outstanding at December 31, 2017	1,303,832	$1.48	4.35	$583,000

Vested and expected to vest at December 31, 2017	1,303,832	$1.48	4.35	$583,000

Exercisable at December 31, 2017	679,255	$1.60	4.35	$233,000

During 2017, the Company issued 3,650,500 common stock warrants to 73 of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $0.95 to $2.20 with a weighted average of $1.36. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the period from July 1, 2017 to December 31, 2017, or during the first six months from the Channel Partners launch on our platform or the revenue generated during the period from issuance date through June 30, 2019. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized.

The Company reevaluated Channel Partner performance each quarter end during 2017 and determined the final outcome of the performance conditions for certain Channel Partners on December 31, 2017. The Company recorded approximately $230,000 of compensation related to Channel Partner warrants in 2017 and zero in 2016.

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, on November 4, 2016 Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the warrants at December 31, 2017 is $1,988,000.

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, on October 19, 2017 Maven issued warrants to MDB Capital Group, LLC to purchase 119,565 shares of Parent common stock. The warrants have an exercise price of $1.15 per share and expire on October 19, 2022. The aggregate intrinsic value of the warrants at December 31, 2017 is $90,000.

Common Stock to be Issued

The Company agreed to compensate its four non-management directors by issuing common stock in addition to cash for services rendered in 2016. Two of these directors are affiliated with the advisory services firm that provided investment banking services to the Company. The number of shares issued to each director was determined based upon the equivalent cash compensation accrued divided by the quoted closing price of the Company’s common stock on the date the compensation is fully earned each quarter, which is the last day of such quarter. The Company recorded stock-based compensation of $6,250 for the period subsequent to the Recapitalization, which was recorded as common stock to be issued as of December 31, 2016.

Common Stock – Private Placement of Common Stock

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000.  In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.  The transaction costs of $446,000, including $201,000 of non-cash expenses, have been recorded as a reduction in paid-in capital. The shares issued through this offering have registration rights, and a registration statement was filed within approximately forty-five days of the offering completion date.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,734,205.  In connection with the offering, the Company issued 119,565 shares of common stock and 119,565 common stock warrants to MDB Capital Group LLC, which acted as placement agent.  The approximate transaction costs of $296,000, including $282,000 of non-cash expenses, have been recorded as a reduction in paid-in capital.  The net cash proceeds were approximately $2.7 million.  The shares issued through this offering have registration rights, and a registration statement was filed within approximately forty-five days of the offering completion date.

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense was as follows:

	For the Period from July 22, 2016 (Inception) to December 31, 2016
	Restricted Stock at Inception	Stock Options	Channel Partner Warrants	Common Stock to be Issued	Total
Research and development	$67,842	$-	$-	$-	$67,842
General and administrative	1,026,135	5,542	-	6,250	1,037,927
	$1,093,977	$5,542	$-	$6,250	$1,105,769

In addition, during 2016 stock-based compensation totaling $139,375 during the application and development stage was capitalized for website development.

	For the Year Ended December 31, 2017
	Restricted Stock at Inception	Stock Options	Channel Partner Warrants	Common Stock to be Issued	Total
Research and development	$-	$-	$-	$-	$-
General and administrative	777,206	618,761	229,720	-	1,625,687
	$777,206	$618,761	$229,720		$1,625,687

In addition, during 2017 stock-based compensation totaling $614,573 during the application and development stage was capitalized for website development.

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

The Parent is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013. The Company currently is not under examination by any tax authority.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to U.S. federal corporate income tax law. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 34% to 21% for years beginning after December 31, 2017 and limitation on the utilization of NOLs arising after December 31, 2017. The reduction in the U.S. federal corporate tax rate decreased the Company’s net deferred tax asset balances by $838,000 which was fully offset by a corresponding decrease to its deferred tax valuation allowance. The Company recorded its provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing.

Deferred tax assets consist of the following components:

	2017	2016
Deferred tax assets:
Accrued liabilities not currently deductible	$38,328	$64,210
Deferred Revenue net of deferred costs	3,631	-
Stock based compensation	130,075	-
Net operating loss and capital loss carryforwards	1,544,591	506,259
Gross deferred tax assets	1,716,625	570,469
Valuation allowance	(1,353,207)	(417,581)
Gross deferred tax assets net of valuation allowance	363,418	152,888

Deferred tax liabilities
Stock-based compensation	10,268	16,625
Website development costs and fixed assets	353,150	136,263

Net deferred tax asset	$-	$-

As of December 31, 2017 and December 31, 2016, the Company had deferred tax assets primarily consisting of its net operating losses and accrued liabilities not currently deductible. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. However, because of the current loss since Inception, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero. The change in the valuation allowance was $920,356 and $370,470 in the year ended December 31, 2017 and the period from July 22, 2016 (Inception) through December 31, 2016, respectively.

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

At December 31, 2017, the Company had net operating loss carryforwards of approximately $7.3 million for federal income tax purposes.  The NOL carryforward may be used to reduce taxable income, if any, in future years through their expiration in 2037.

The benefit for income taxes on the statement of comprehensive loss differs from the amount computed by applying the statutory Federal income tax rate to loss before the benefit for income taxes, as follows:

	2017			2016

Federal benefit expected at statutory rate	$(2,136,666)	34%		$(743,838)	34.0%
Permanent differences	378,611	(6.0%	)	373,368	(17.1)%
Impact of tax rate change	837,699	(13.3%	)	-	-
Change in valuation allowance	920,356	(14.7%	)	370,470	(16.9%)

Tax benefit and effective tax rate	$-	-%		$-	-%

The Company recognizes tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The Company’s policy is to include interest and penalties in general and administrative expenses.  There were no interest and penalties recorded for the year ended December 31, 2017 or for the period from July 22, 2016 (Inception) to December 31, 2016.  The Company has evaluated and concluded that there are no uncertain tax positions requiring recognition in the Company’s financial statements for the period ended December 31, 2017.

11.  Related Party Transactions

The Parent entered into an Investment Banking Advisory Services agreement in November 2007 with MDB Capital Group LLC (“MDB”) and is a related party because Mr. Christopher Marlett is the CEO of MDB and was a director of the Company until February 1, 2018, and the parties extended the agreement indefinitely in April 2009. The agreement terminated on completion of the Recapitalization. Under the agreement, MDB acted as an advisor to the Parent in connection with the Recapitalization. At the closing of the Recapitalization, the Parent paid MDB a cash fee of $54,299 (including $4,299 to reimburse MDB’s expenses in connection with the Recapitalization) and issued to MDB and its designees, Mr. Christopher A. Marlett, Robert Levande, and Mr. Schuman, 5-year warrants to purchase an aggregate of 1,169,607 shares of Common Stock, with an exercise price of $0.20 per share, representing 5% of the number of shares of the Parent on a fully diluted basis immediately after the Closing. The fair value of the warrants using Black Scholes Option Pricing model was determined to be $744,105. These amounts were recorded in the financial statements of the Parent prior to the Recapitalization.

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 and issued 162,000 shares of common stock to MDB Capital Group LLC, which acted as placement agent.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000.  In connection with the offering, the Company issued 119,565 shares of common stock and 119,565 common stock warrants to MDB Capital Group LLC, which acted as placement agent.

Mr. Christopher Marlett was a director of the Company until February 1, 2018. Mr. Marlett is the Chief Executive Officer of MDB. Mr. Gary Schuman, who was the Chief Financial Officer of the Company until May 15, 2017 is the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensated Mr. Schuman for his services at the rate of $3,000 per month until his resignation. Mr. Robert Levande was a director of the Company until July 5, 2017. Mr. Levande is a senior managing director of MDB.

Prior to and interdependent upon the closing of the Recapitalization, the Parent provided a series of advances for an aggregated amount of approximately $735,000 to the Subsidiary under a promissory note (the “Term Note”). The Term Note was guaranteed by MDB in the amount of $150,000 and Mr. Heckman, the Company’s Chief Executive Officer, in the amount of $350,000 and secured by a mortgage held by the Parent on certain properties owned by Mr. Heckman located in the State of Washington and the Province of British Columbia (“Mortgage”). At the Closing of the Recapitalization, the Term Note was cancelled and the Personal Guarantee, the Mortgage and the MDB Guarantee were terminated.

On August 17, 2016 the Subsidiary borrowed $35,000 from a shareholder on demand. This loan was non-interest bearing and repaid on September 16, 2016 with proceeds from a loan from Integrated.

Ms. Rinku Sen became a director of the Company in November 2017 and has provided consulting services and operates a channel on our platform. During the year ended December 31, 2017, Ms. Sen was paid $15,000 for these services.

Effective on September 20, 2017, the Company entered into a six-month contract, with automatic renewals unless cancelled, with a company located in Nicaragua that is owned by Mr. Christopher Marlett, a director of the Company, to provide content conversion services. The estimated monthly costs are expected to be less than $5,000 per month.

12.  Commitments and Contingencies

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business.  The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s offices are leased with a term that expired April 30, 2018, with approximately $25,000 commitment, subject to renewal with 30 days advance notice.

In April 2018, Maven entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Suite 200, Seattle, Washington 98101. The sublease has a term of 41 months, commencing on June 1, 2018, with base rent at a rate of $25.95 per square foot per annum in months 1 through 12, rising to $37 per square foot in months 37 to 41. Upon execution of the sublease in April 2018, the Company paid $60,249 as prepaid rent and a security deposit of $22,992. The following table shows the aggregate commitment by year:

Commitment
2018	$113,000
2019	233,000
2020	265,000
2021	227,000
$838,000

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) fixed monthly minimum, or (b) the calculated earned revenue share. During 2017, the Company paid a total of $560,000 in Channel Partner guarantees. To the extent that the fixed monthly minimum paid exceeds the earned revenue share (defined as an Over Advance) in any month during the first 12 to 24 months (“the Guarantee Period”), then the Company may recoup the aggregate Over Advance that was expensed in the Guarantee Period during the 12 months following the Guarantee Period of the publisher contract to the extent that the earned revenue share exceeds the monthly minimum in those future months. As of December 31, 2017, the aggregate commitment is $734,000 and the Over Advance contingent amount that the Company may recoup is approximately $500,000. The following table shows the aggregate commitment by year:

Commitment
2018	$592,000
2019	142,000
$734,000

13.  Subsequent Events

On January 4, 2018, the Company, pursuant to a private placement of its common stock, sold 1,200,000 shares at $2.50 per share for total gross proceeds of $3 million. This investment was wired to the Company on December 29, 2017. Because this stock purchase was not executed prior to December 31, 2017, the invested funds are recorded as Restricted Cash and as Investor Demand Payable. In 2018, upon execution of the stock purchase agreement this investment was reclassified to Common Stock and Additional Paid in Capital. As of January 4, 2018, the cash which was recorded as Restricted Cash as of December 31, 2017 was reclassified to Cash and was available for use to fund operations.

On March 13, 2018, the Company and HubPages, Inc. (“HubPages”), together with HP Acquisition Co., Inc. (“HPAC”) that is a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HPAC will merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement provides that all issued and outstanding common stock and preferred stock of HubPages, along with all outstanding vested stock options issued by HubPages will be exchanged for an aggregate of $10 million in cash (the “Merger Consideration”). The aggregate Merger Consideration to be issued at closing shall be reduced by (i) $1.5 million to be held in escrow to satisfy any indemnification obligations due under the Merger Agreement and (ii) to the extent that a seller-side representation and warranty insurance policy is obtained and bound at closing, 50% of the total premium, underwriting costs, brokerage commissions and other fees and expenses of such policy. In addition, the Merger Agreement provides that all outstanding unvested stock options issued by HubPages will be cancelled for no additional consideration and that at closing certain Key Personnel (as that term is defined in the Merger Agreement) will receive an aggregate of 2.4 million shares of the Company’s common stock, subject to cut-back and vesting as set forth in the Merger Agreement. Subject to the satisfaction or waiver of all closing conditions, and obtaining the necessary financing, the Company expects to consummate the Merger by June 1, 2018. Should the Company not be able to consummate the Merger by June 1, 2018 due to its inability to obtain the funds necessary to pay the Merger Consideration, the Company shall be obligate to pay HubPages a termination fee of $1 million.

On March 19, 2018, the Company entered into a non-binding letter of intent to acquire Say Media Inc. (“Say Media”), a media and publishing technology company (the “Letter of Intent”). Pursuant to the terms of the non-binding Letter of Intent, the aggregate consideration proposed to be payable in connection with the acquisition of Say Media is $20 million, comprised of (A) $7.5 million in cash, consisting of (i) a $1 million Note (as described below), and (ii) $6.5 million in cash; (B) $9.6 million of Maven common stock and options to purchase shares of Maven common stock (valued at a price of $2.50 per share), consisting of (i) 2,088,900 shares of common stock to be issued at closing to the stockholders of Say Media, and (ii) 1,751,100 options to purchase shares of common stock to be issued to certain employees of Say Media who accept offers of continued employment with Say Media as the surviving company; and (C) $2.9 million in cash and common stock consisting of (i) a $2.5 million short-term, secured promissory note due 90 days after closing, (the “Maven Note”), to be secured by all of the assets, tangible and intangible, of Maven and its subsidiaries (including HubPages, Inc. and/or Say Media, assuming the consummation of those respective acquisitions), and (ii) 160,000 shares of common stock, to be issued to an affiliated entity of Say Media’s chief executive officer (the “Say Lender”), in satisfaction of certain senior promissory notes issued by Say Media. All of the foregoing acquisition consideration is subject to adjustment if the average monthly unique users across Say Media’s content management system and publishing platform (the “Say Media Platform”) for the 60 days prior to closing is less than 40 million; provided that the 160,000 shares of common stock to be issued to the Say Lender is subject to adjustment if the average credited monthly unique users on the Say Media Platform for the 60 days prior to the maturity date of the Maven Note is less than 70 million. The Letter of Intent contemplates that at closing, $1.5 million will be placed into an indemnity escrow for 24 months, with $750,000 to be released after 12 months. In addition, 15% of shares of Maven common stock to be issued to the stockholders of Say Media and 15% of the shares of Maven common stock to be issued to the Say Lender will be locked-up to satisfy any indemnification claims, with 100% of those shares to be lock-up for a period of 12 months and 50% of those shares to be lock-up for a period of 24 months. Maven has committed to issuing up to a maximum of 4 million additional shares of common stock if the recipients of the equity consideration, if and when they sell their equity after vesting during the 36 months after closing if the sales price achieved is less than $2.50.

In connection with the Letter of Intent, on March 26, 2018, Maven loaned $1,000,000 to Say Media and was issued a secured promissory note in the principal amount of $1,000,000 from Say Media (the “Note”). The Note bears interest at the rate of 5% per annum and is secured against all of the assets of Say Media. The Note is due and payable on the six-month anniversary of the earlier of (i) the termination of the Letter of Intent or (ii) if Maven and Say Media should execute a definitive agreement with respect to the proposed acquisition, the termination of the definitive agreement. The acquisition will be subject to negotiation and execution of definitive documentation and various conditions precedent. In connection with the Letter of Intent on March 26, 2018 Maven loaned $1 million to Say Media and was issued a secured promissory note in the principal amount of $1 million from Say Media.

On March 30, 2018 the Company, pursuant to a private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000.

On April 25, 2018, Maven entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Seattle, Washington 98101. The sublease has a term of 41 months, commencing on June 1, 2018, with base rent at a rate of $25.95 per square foot per annum in months 1 through 12, rising to $37 per square foot in months 37 to 41. Upon execution of the sublease in April 2018, the Company paid $60,249, as prepaid rent and a security deposit of $22,992.

On April 30, 2018, a holder of 842,117 warrants with an exercise price of $0.20 per share exercised those warrants and received upon cashless exercise a total of 736,852 common shares.

On April 30, 2018, a holder of 25,000 with an exercise price of $0.17 per share exercised those warrants and received upon cashless exercise a total of 22.344 common shares.

From January 1, 2018 to April 30, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company has been able to raise $1,250,000 in gross proceeds pursuant to a private placement of its common stock. However, the Company’s cash balance at April 30, 2018 is approximately $257,000.

In order to fully fund operations through the end of May 2018, the Company will need to raise approximately $850,000. There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations past May 31, 2018. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

