Form 10-Q
period 2018-03-31
theMaven, Inc.
filed 2018-06-27
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 25, 2018, the Registrant had 30,975,206 shares of common stock outstanding.

Form 10-Q

For the quarter ended March 31, 2018

Part I – Financial Information

Item 1.  Consolidated Financial Statements

TheMaven, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets

Current assets:
Cash	$1,519,182	$619,249
Restricted cash	-	3,000,000
Accounts receivable	73,671	53,202
Deferred contract fulfillment costs	17,955	14,147
Prepayments and other current assets	552,876	174,369
Total current assets	2,163,684	3,860,967

Note receivable	1,000,000	-
Fixed assets, net	3,789,288	2,687,727
Intangible assets	32,283	20,000

Total Assets	$6,985,255	$6,568,694

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$472,327	$162,308
Accrued expenses	768,483	222,699
Deferred revenue	37,149	31,437
Total current liabilities	1,277,959	416,444

Investor demand payable	-	3,000,000
Total liabilities	1,277,959	3,416,444

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,216,009 and 28,516,009 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	302,159	285,159
Additional paid-in capital	17,280,641	11,170,666
Accumulated deficit	(12,044,000)	(8,472,071)
Total stockholders’ equity	5,538,800	2,983,754
Total liabilities and stockholders’ equity	$6,985,255	$6,568,694

See accompanying notes to condensed consolidated financial statements.

 TheMaven, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$86,685	$-
Cost of revenue	1,035,708	-
Gross loss	(949,023)	-

Operating Expenses:

Research and development	90,404	64,022
General and administrative	2,532,502	940,860
Total operating expenses	2,622,906	1,004,882

Loss from operations	(3,571,929)	(1,004,882)

Other income:
Interest and dividend income, net	-	54

Total other income	-	54

Net loss	$(3,571,929)	$(1,004,828)

Basic and diluted net loss per common share	$(0.16)	$(0.11)

Weighted average number of shares outstanding – basic and diluted	22,934,369	9,537,523

See accompanying notes to condensed consolidated financial statements.

TheMaven, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2018

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	28,516,009	$285,159	$11,170,666	$(8,472,071)	$2,983,754
Private placement of common stock, net of costs	1,700,000	17,000	3,851,105	-	3,868,105
Stock based compensation	-	-	2,258,870	-	2,258,870
Net loss	-	-	-	(3,571,929)	(3,571,929)
Balance at March 31, 2018	30,216,009	$302,159	$17,280,641	$(12,044,000)	$5,538,800

See accompanying notes to condensed consolidated financial statements.

TheMaven, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(3,571,929)	$(1,004,828)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	1,350,892	286,149
Depreciation and amortization	355,142	881

Changes in operating assets and liabilities:
Prepayments and other current assets	(378,506)	5,716
Accounts receivable	(20,469)	-
Deferred cost	(3,808)	-
Accounts payable	310,018	74,518
Deferred revenue	5,711	-
Accrued expenses	163,891	102,093
Net cash used in operating activities	(1,789,058)	(535,471)

Cash flows from investing activities:
Note receivable	(1,000,000)	-
Website development costs and other fixed assets	(561,009)	(432,419)
Net cash used in investing activities	(1,561,009)	(432,419)

Cash flows from financing activities:
Proceeds from private placement of common stock	1,250,000	3,483,935
Net cash provided by financing activities	1,250,000	3,483,935

Net increase (decrease) in cash and restricted cash	(2,100,067)	2,516,045

Cash and restricted cash at beginning of period	3,619,249	598,294

Cash and restricted cash at end of period	$1,519,182	$3,114,339

Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation to website development costs	$907,978	$212,156
Accrual of stock issuance costs	$381,895	$363,219
Reclassification of Investor note payable to Common stock to be issued	$3,000,000	$-

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1. Nature of Operations

TheMaven, Inc. (“Parent”) and Maven Coalition, Inc. (“Subsidiary”) (collectively “TheMaven” or the “Company”) are developing an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel will be operated by an invite only Channel Partner drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

2. Basis of Presentation

TheMaven Network, Inc. was incorporated in Nevada on July 22, 2016, under the name “Amplify Media, Inc.” On July 27, 2016, the corporate name was amended to “Amplify Media Network, Inc.” and on October 14, 2016, the corporate name was changed to “TheMaven Network, Inc.” On March 5, 2018 the corporate name was changed to Maven Coalition, Inc.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

3. Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

As of March 31, 2018, the Company, since the Recapitalization, has generated less than $200,000 in revenue and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) four private placements of common stock in April and October 2017 and January and March 2018. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2017 consolidated financial statements on Form 10-K, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 9, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. In October 2017, the Company completed a private placement of its common stock, raising proceeds of $2.7 million, net of cash offering costs. In January 2018 and March 2018, the Company raised pursuant to a private placement $3,000,000 and $1,250,000, respectively. The $3 million was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement subscription documents for the sale of 1,200,000 shares at $2.50 per share. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018. On March 30, 2018 the Company, pursuant to a private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000.

The Company believes that it does not have sufficient funds to support its operations through the end of the second quarter of 2019. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company will be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

From January 1, 2018 to May 31, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company raised $1,250,000 in gross proceeds pursuant to a pending private placement of its common stock initiated in the first quarter. During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent. However, the Company’s cash balance at May 31, 2018 was approximately $47,000.

On June 6, 2018, the Company repaid $50,000 of the amount borrowed from the CEO in May 2018 and on June 6, 2018 the Company borrowed $121,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable federal rate which is approximately 2.34 percent.

On June 6, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a Promissory Note (the “Note”), issuable in tranches, in the aggregate principal amount of $1,681,668 for an aggregate purchase price of $1,500,000 (the “Consideration”). The initial tranche of $570,555.72 (which includes $15,000 of L2’s legal expenses), for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 11, 2018 when the proceeds were received by the Company. In addition, on the date hereof, the Company issued a warrant to L2 (the “Warrant”), exercisable for approximately 216,120 shares of the Company’s Common Stock, provided, that at the time of L2’s funding of each additional tranche under the Note, if any, the number of shares issuable under the Warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche. The Warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis.

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1 million by the Company’s CEO. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). On the Maturity Date, and on any conversion prior to the Maturity Date, each Investor will be entitled to receive additional interest payment to provide the Investor with a 20% annual Internal Rate of Return.

The Debentures are convertible into shares of the Company’s common stock, at the option of the Investor at any time prior to the Maturity Date, at a conversion price of $1.2912 per share or the Company must pay liquidated damages as defined in the Debenture. The Company also has the option to redeem some or all of the outstanding principal amount of the Debenture and further provides that if after the Company undertakes a subsequent financing (or financings) for gross proceeds of at least $20 million (a “Qualified Offering”), the Company has the option, to cause the Investors to convert, plus make a cash payment to the Investors in an aggregate amount to provide the Investor with a 20% annual Internal Rate of Return through the date of payment, in addition to other obligations defined in the Debenture Agreement.

As long as any portion of the Debentures remain outstanding, unless Investors holding at least 51% in principal amount of the then outstanding Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness, as set forth in the Debenture, as set forth in the Debenture.

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register the Conversion Shares for resale by the Investors. The Company has committed to file the registration statement by no later than 45 days after June 15, 2018 and to cause the registration statement to become effective by no later than 120 days after June 15, 2018 (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following June 15, 2018). The Agreement provides for liquidated damages for failure to file or cause registration to become effective.

Additionally, on June 14th, 2018, Strome Mezzanine Fund LP (the “Fund”), agreed to  surrender certain existing rights for up to 1,750,000 shares of the Company’s common stock, under two securities purchase agreements, dated January 4, 2018 and March 30, 2018 (the “Agreements”), between the Company and the Fund, to help clean up the Company’s capital structure by reducing the number of shares that may be potentially issued to the Fund in the future and thus bring certainty to the Company’s obligations, in exchange for 1,500,000 warrants of the Company’s common stock. The Warrant is exercisable for a period of five years at an exercise price of $1.19 per share, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the shares of common stock underlying the Warrant (the “Warrant Shares”), be exercised on a cash-less basis. The Warrant Shares are entitled to registration rights under a registration rights agreement, dated March 30, 2018, between the Company and the Fund. The Fund was granted observer rights on the Company’s Board of Directors.

On June 15, 2018 the Company used the majority of the funding noted above to fund the Company’s $5,000,000 payment obligation under the previously disclosed Amendment to its Merger Agreement with HubPages, Inc. (“HubPages”). The Company owes a final payment of an additional $5,600,000 to HubPages due August 31st, 2018, in accordance with final merger agreement.

There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

4. Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three months ended March 31, 2018 and March 31, 2017. All intercompany transactions and balances have been eliminated in consolidation.

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

Digital Media Content

The Company operates a coalition of online media channels and will provide digital media (text, audio and video) over the Internet that users may access on demand. As a broadcaster that transmits third party content owned by our channel partners via digital media, the Company applies ASC 920, “Entertainment – Broadcasters”. The channel partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per 1000 impressions”) based on the volume of advertising impressions served. We disclose fixed dollar commitments for channel content licenses in Note 12 Commitments and Contingencies. Channel partner agreements that include fixed yield based on the volume of impressions served are not included in Note 12 because they cannot be quantified but are expected to be significant. The expense related to channel partner agreements are reported in “Service Costs” in the Statements of Operations. The cash payments related to channel partner agreements are classified within “Net cash used in operating activities” on the Statements of Cash Flows.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Quarter Ended March 31, 2018
	Advertising	Membership	Total
By Product Lines:	$72,843	$13,842	$86,685

	United States	Other	Total
By Geographical Markets:	$86,865	$-	$86,685

	At a Point in Time	Over Time	Total
By Timing of Revenue Recognition:	$72,843	$13,842	$86,685

Contract Balances

The following table provides information about contract balances as of March 31, 2018:

	Advertising	Membership	Total
Accounts receivable	$73,136	$535	$73,671
Short-term contract assets (deferred contract costs)	-	$17,955	$17,955
Short-term contract liabilities (deferred revenue)	-	$37,149	$37,149

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

Impairment of Long-Lived Assets

The long-lived assets and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended March 31, 2018.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $90,404 and $64,022 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying value of other current assets and liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk - Cash and Restricted Cash

The Company maintains cash and restricted cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit throughout the year. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash. The following table reconciles total cash and restricted cash at:

	March 31, 2018	December 31, 2017
Cash	$1,519,182	$619,249
Restricted cash	-	3,000,000

Total cash and restricted cash	$1,519,182	$3,619,249

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

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three months ended March 31, 2018, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at March 31, 2018.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At March 31, 2018, potentially dilutive shares outstanding amounted to 12,617,957.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications did not result in any changes in total assets, liabilities, stockholders’ equity, or net loss.

Recently Adopted Standards

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 did not have a material effect on the financial statements and related disclosures.

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

5. Note Receivable

On March 19, 2018, the Company entered into a non-binding letter of intent to acquire Say Media Inc. (“Say Media”), a media and publishing technology company (the “Letter of Intent”). The acquisition will be subject to negotiation and execution of definitive documentation and various conditions precedent. In connection with the Letter of Intent, on March 26, 2018, Maven loaned $1,000,000 to Say Media and was issued a secured promissory note in the principal amount of $1,000,000 from Say Media (the “Note”). The Note bears interest at the rate of 5% per annum and is secured against all of the assets of Say Media. The Note is due and payable on the six-month anniversary of the earlier of (i) the termination of the Letter of Intent or (ii) if Maven and Say Media should execute a definitive agreement with respect to the proposed acquisition, the termination of the definitive agreement. As of March 31, 2018, the Company believes it will either collect the note receivable from Say Media or that the amount advanced to Say Media under the note receivable will be applied to the purchase price of the proposed acquisition, and therefore believes that it is not probable a loss has been incurred related to the note receivable. Therefore, no allowance is deemed necessary against the outstanding amount of $1,000,000 as of March 31, 2018.

6.  Fixed Assets

At March 31, 2018 and December 31, 2017, fixed assets, net consisted of the following:

	March 31, 2018	December 31, 2017
Office equipment and computers	$65,034	$46,309
Furniture and equipment	21,220	21,220
Website development costs	4,583,287	3,145,308
	4,669,541	3,212,837
Accumulated depreciation and amortization	(880,253)	(525,110)
Fixed assets, net	$3,789,288	$2,687,727

In May 2017, the Company launched its website and began amortization of capitalized website development cost. The Company recorded amortization expense of $349,512 in the three months ended March 31, 2018 and $0 in the three months ended March 31, 2017. The Company recorded depreciation expense of $5,630 and $881 in the three months ended March 31, 2018 and in the three months ended March 31, 2017, respectively.

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

As of March 31, 2018, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three months ended March 31, 2018, no shares of Series G were converted into shares of common stock.  At March 31, 2018, the outstanding Series G shares were convertible into a minimum of 150,175 shares of common stock.

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

9. Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 30,216,009 shares were issued and outstanding as of March 31, 2018 and December 31, 2017.

Restricted Stock Awards

On August 11, 2016, management and employees of Subsidiary in conjunction with the incorporation on July 22, 2016 received 12,209,677 shares of common stock as adjusted for the Recapitalization exchange ratio of 4.13607. These shares were subject to a Company option to buy back the shares at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. The employees vest their ownership in these shares over a three-year period beginning August 1, 2016 with one-third vesting on August 1, 2017 and the balance monthly over the remaining two years. The fair value of these shares of Subsidiary stock was estimated on the date of the award using the exchange value used by Integrated and the Subsidiary to establish the relative voting control ratio in the Recapitalization (See Note 7). Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

As of December 31, 2017, the Unique User Performance Condition was determined based on 4,977,144 unique users accessing Maven channels in November 2017. Based on this level of unique users 56% of the shares subject to the performance condition were released and 1,927,641 of the escrow shares were subject to the Company’s buy-back right. The Company’s Board of Directors made a determination on March 12, 2018 to waive the buy-back right. This waiver of the buy-back right related to 1,927,641 shares is a modification of the terms of the restricted stock awards and will result in incremental compensation cost of approximately $2.8 million that will be recognized over a period of approximately 1.3 years, with a total of $2.2 million to be recognized in 2018, of which $1.5 million was recognized in the three months ended March 31, 2018.

At March 31, 2018, total compensation cost, including the effect of the waiver of the buy-back right, related to restricted stock awards but not yet recognized was $3.0 million. This cost will be recognized over a period of approximately 1.3 years with a total of $1.7 million remaining to be recognized in 2018.

Stock Options

On March 28, 2018, the Board of Directors approved an increase in the total number of shares reserved from 3,000,000 to 5,000,000. The Plan is administered by the Board of Directors, and there were no grants prior to the formation of the Plan. Shares of common stock that are issued under the Plan or subject to outstanding incentive awards will be applied to reduce the maximum number of shares of common stock remaining available for issuance under the Plan, provided, however, that that shares subject to an incentive award that expire will automatically become available for issuance. Options issued under the Plan may have a term of up to ten years and may have variable vesting provisions.

In conjunction with the Recapitalization, the Company assumed 175,000 fully-vested options, 25,000 were exercised in 2017 and 150,000 are still outstanding, in connection with the Recapitalization with an exercise price of $0.17 per share, which expire on May 15, 2019.

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

The fair value of stock options granted during the three months ended March 31, 2018 were estimated with the following assumptions:

Expected life	6.0 years
Risk-free interest rate	2.60%
Expected annual volatility	113.87%
Dividend yield	0.00%

For the three months ended March 31, 2018 option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,176,637	$1.25	9.25

Granted	1,671,250	1.83	9.99
Exercised	-	-
Forfeited	(45,000)	1.90	9.75

Outstanding at March 31, 2018	3,802,887	$1.52	9.59	$785,000

Vested and expected to vest at March 31, 2018	3,802,887	$1.52	9.59	$785,000

Exercisable at March 31, 2018	502,917	$0.96	7.10	$298,000

The Company has granted 3,652,887 options under the Plan. In the three months ended March 31, 2018, the Company recorded stock-based compensation of $266,308 related to the grants. Of the total stock-based compensation, $201,730 was expensed in General and Administrative and Research and Development expenses and $64,578 was capitalized as Website Development Costs. At March 31, 2018, total compensation cost related to stock options granted under the Plan but not yet recognized was $3,563,000. This cost will be amortized on a straight-line method over a period of approximately 2.72 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at March 31, 2018.

The following table summarizes certain information about stock options for the three months ended March 31, 2018:

Weighted average grant-date fair value for options granted during the period	$1.83

Vested options in-the-money at March 31, 2018	502,917

Aggregate intrinsic value of options exercised during the period	$-

The following table summarizes the common shares reserved for future issuance under the Plan as of March 31, 2018:

Stock options outstanding	3,652,887
Stock options available for future grant	1,347,113
5,000,000

Common Stock Warrants – Channel Partner Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. The following table summarizes the activity in Channel Partner Warrants during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,303,832	$1.48	4.50
Granted	225,000	1.84	4.90
Exercised	-	-
Forfeited	(83,986)	1.91	4.50

Outstanding at March 31, 2018	1,444,846	$1.51	4.79	$-

Exercisable at March 31, 2018	-	$-	-	$-

In the three months ended March 31, 2018, the Company issued 225,000 common stock warrants to 13 of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $1.15 to $1.99 with a weighted average of $1.84. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the six-month period from the launch of the Channel Partners operations on theMaven Network or the revenue generated during the period from issuance date through December 31, 2021 Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized. In the three months ended March 31, 2018, the Company recorded stock-based compensation of $136,587 related to these warrants.

Other Warrants

In accordance with the Investment Banking Advisory Agreement more fully described in Note 11, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock in conjunction with the Recapitalization on November 4, 2016. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the warrants at March 31, 2018 is $1,567,000.

Common Stock to be Issued – Private Placement of Common Stock

As fully described in Note 13, in January 2018 and March 2018, the Company raised pursuant to a pending private placement $3,000,000 and $1,250,000, respectively. The $3 million was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement subscription documents. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018.

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2018 was as follows:

	Restricted		Channel	Common
	Stock at	Stock	Partner	Stock to
	Inception	Options	Warrants	be Issued	Total
Research and development	$-	$106	$-	$-	$106
General and administrative	1,012,575	201,624	136,587	-	1,350,786
	$1,012,575	$201,730	136,587	$-	$1,350,892

In addition, during the three months ended March 31, 2018 stock-based compensation totaling $907,978 during the application and development stage was capitalized for website development.

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2017 was as follows:

	Restricted		Channel	Common
	Stock at	Stock	Partner	Stock to
	Inception	Options	Warrants	be Issued	Total
Research and development	$-	$-	$-	$-	$-
General and administrative	270,653	15,496	-	-	286,149
	$270,653	$15,496	$-	$-	$286,149

In addition, during the three months ended March 31, 2017 stock-based compensation totaling $212,156 during the application and development stage was capitalized for website development.

10.  Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

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

During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent.

On June 6, 2018, the Company repaid $50,000 of the amount borrowed from the CEO in May and on June 6, 2018 the Company borrowed $121,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable rate which is approximately 2.34 percent.

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
$838,000

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) fixed monthly minimum, or (b) the calculated earned revenue share. During the three months ended March 31, 2018 and March 31, 2017, the Company paid Channel Partner guarantees of $406,286 and $45,000, respectively. To the extent that the fixed monthly minimum paid exceeds the earned revenue share (defined as an Over Advance) in any month during the first 12 to 24 months (“the Guarantee Period”), then the Company may recoup the aggregate Over Advance that was expensed in the Guarantee Period during the 12 months following the Guarantee Period of the publisher contract to the extent that the earned revenue share exceeds the monthly minimum in those future months. As of March 31, 2018, the aggregate commitment is $547,000 and the Over Advance contingent amount that the Company may recoup is approximately $500,000. The following table shows the aggregate commitment by year:

Commitment
2018	$405,000
2019	142,000
$547,000

13.  Subsequent Events

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

On April 30, 2018, a holder of 25,000 with an exercise price of $0.17 per share exercised those warrants and received upon cashless exercise a total of 22,344 common shares.

During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent.

On June 6, 2018, the Company repaid $50,000 of the amount borrowed from the CEO in May and on June 6, 2018 the Company borrowed $121,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable rate which is approximately 2.34 percent.

On June 6, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a Promissory Note (the “Note”), issuable in tranches, in the aggregate principal amount of $1,681,668 for an aggregate purchase price of $1,500,000 (the “Consideration”). The initial tranche of $571,000 (which includes $15,000 of L2’s legal expenses), for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 11, 2018 when the proceeds were received by the Company. The second tranche of $571,000, for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 15, 2018 when the proceeds were received by the Company. In addition, on the date hereof, the Company issued a warrant to L2 (the “Warrant”), exercisable for approximately 216,120 shares of the Company’s Common Stock, provided, that at the time of L2’s funding of each additional tranche under the Note, if any, the number of shares issuable under the Warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche. The Warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis.

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1 million by the Company’s CEO. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). On the Maturity Date, and on any conversion prior to the Maturity Date, each Investor will be entitled to receive additional interest payment to provide the Investor with a 20% annual Internal Rate of Return.

The Debentures are convertible into shares of the Company’s common stock, at the option of the Investor at any time prior to the Maturity Date, at a conversion price of $1.2912 per share or the Company must pay liquidated damages as defined in the Debenture. The Company also has the option to redeem some or all of the outstanding principal amount of the Debenture and further provides that if after the Company undertakes a subsequent financing (or financings) for gross proceeds of at least $20 million (a “Qualified Offering”), the Company has the option, to cause the Investors to convert, plus make a cash payment to the Investors in an aggregate amount to provide the Investor with a 20% annual Internal Rate of Return through the date of payment, in addition to other obligations defined in the Debenture Agreement.

As long as any portion of the Debentures remain outstanding, unless Investors holding at least 51% in principal amount of the then outstanding Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness, as set forth in the Debenture, as set forth in the Debenture.

In addition, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register the Conversion Shares for resale by the Investors. The Company has committed to file the registration statement by no later than 45 days after June 15, 2018 and to cause the registration statement to become effective by no later than 120 days after June 15, 2018 (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following June 15, 2018). The Agreement provides for liquidated damages for failure to file or cause registration to become effective.

Additionally, on June 14th, 2018, Strome Mezzanine Fund LP (the “Fund”), agreed to  surrender certain existing rights for up to 1,750,000 shares of the Company’s common stock, under two securities purchase agreements, dated January 4, 2018 and March 30, 2018 (the “Agreements”), between the Company and the Fund, to help clean up the Company’s capital structure by reducing the number of shares that may be potentially issued to the Fund in the future and thus bring certainty to the Company’s obligations, in exchange for 1,500,000 warrants of the Company’s common stock. The Warrant is exercisable for a period of five years at an exercise price of $1.19 per share, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the shares of common stock underlying the Warrant (the “Warrant Shares”), be exercised on a cash-less basis. The Warrant Shares are entitled to registration rights under a registration rights agreement, dated March 30, 2018, between the Company and the Fund. The Fund was granted observer rights on the Company’s Board of Directors.

On June 15, 2018 the Company used the majority of the funding noted above to fund the Company’s $5,000,000 payment obligation under the previously disclosed Amendment to its Merger Agreement with HubPages, Inc. (“HubPages”). The Company owes a final payment of an additional $5,600,000 to HubPages due August 31st, 2018, in accordance with final merger agreement.

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

As of March 31, 2018, the Company, since the Recapitalization, has generated less than $200,000 in revenue and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) four private placements of common stock in April and October 2017 and January and March 2018. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2017 consolidated financial statements on Form 10-K, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 9, in April 2017, the Company completed a private placement of its common stock, raising proceeds of $3.5 million net of cash offering costs. In October 2017, the Company completed a private placement of its common stock, raising proceeds of $2.7 million, net of cash offering costs. In January 2018 and March 2018, the Company raised pursuant to a private placement $3,000,000 and $1,250,000, respectively. The $3 million was received prior to December 31, 2017 and was classified as Restricted Cash in the December 31, 2017 balance sheet and then subsequently reclassified to Cash in January 2018 upon completion of the private placement subscription documents for the sale of 1,200,000 shares at $2.50 per share. In addition, the investment was classified as Investor Demand Payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018. On March 30, 2018 the Company, pursuant to a private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000.

The Company believes that it does not have sufficient funds to support its operations through the end of the second quarter of 2019. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company will be required to scale back or discontinue its technology development programs, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

From January 1, 2018 to May 31, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company raised $1,250,000 in gross proceeds pursuant to a pending private placement of its common stock initiated in the first quarter. During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent. However, the Company’s cash balance at May 31, 2018 was approximately $47,000.

On June 6, 2018, the Company repaid $50,000 of the amount borrowed from the CEO in May 2018 and on June 6, 2018 the Company borrowed $121,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable federal rate which is approximately 2.34 percent.

On June 6, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a Promissory Note (the “Note”), issuable in tranches, in the aggregate principal amount of $1,681,668 for an aggregate purchase price of $1,500,000 (the “Consideration”). The initial tranche of $570,555.72 (which includes $15,000 of L2’s legal expenses), for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 11, 2018 when the proceeds were received by the Company. In addition, on the date hereof, the Company issued a warrant to L2 (the “Warrant”), exercisable for approximately 216,120 shares of the Company’s Common Stock, provided, that at the time of L2’s funding of each additional tranche under the Note, if any, the number of shares issuable under the Warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche. The Warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis.

There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Results of Operations

The table below shows the Company’s revenues and cost of revenue for the three months ended:

	March 31, 2018	March 31, 2017
Revenue	$86,685	$-
Cost of revenue	1,035,708	-
Gross loss	$(949,023)	$-

We did not begin operating our online media channels until May 2017 because we were still developing the technology platform and recruiting the initial independent publishers to join our coalition. As such we did not earn revenue in the first quarter of 2017 and did not incur costs of revenue attributable to operating our online media channels until May 2017. Our cost of revenue represents the primarily fixed monthly cost of providing our digital media network channels and advertising and membership services and exceeded revenue by $949,023 in the first quarter of 2018. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs. Cost of revenue for the three months ended March 31, 2018, which totaled approximately $1,036,000 consisted of:

Channel partner guarantee payments	$407,000
Amortization of website development costs	355,000
Channel partner warrant expense	136,000
Hosting and bandwidth	61,000
Programmatic advertising costs	25,000
All other costs	52,000
$1,036,000

Operating expenses increased by $1,618,024 from $1,004,882 in the first three months of 2017 to $2,622,906 in the three months ended March 31, 2018, as explained below. The primary reason for the increase in operating expenses is that during the first quarter of 2018, the Company recorded a charge of $998,000 for stock-based compensation due to the remeasurement of the fair value of restricted stock awards due to a modification in March 2018. The Company also expanded operations rapidly during 2017.

	March 31, 2018	March 31, 2017
Research and development	$90,404	$64,022
General and administrative	2,532,502	940,860
Total operating expenses	$2,622,906	$1,004,882

General and administrative expenses

General and administrative expenses totaled approximately $2,533,000 and $941,000 in the three months ended March 31, 2018 and March 31, 2017, respectively. The primary increase in operating expenses was due to increased general and administrative expenses as the Company expanded business operations to recruit more independent publishers to join the network. In addition, the Company increased headcount from 19 to 29, with two additional senior executives, the Co-Executive Chairman to lead advertising and the Chief Financial Officer, five in technology development and three in administration. The increased stock-based compensation and payroll related costs as well as additional travel, professional fees, and marketing represented the primary increase in general and administrative expenses.

	March 31, 2018	March 31, 2017
Payroll and benefits	$591,000	$279,000
Stock-based compensation	1,215,000	286,000
Professional fees	390,000	168,000
Travel and meals	92,000	33,000
Conferences	2,000	14,000
Public relations	83,000	21,000
Board fees	17,000	19,000
Insurance	35,000	43,000
Contractors	63,000	18,000
Rent	19,000	15,000
Public company compliance	-	4,000
All other	26,000	41,000
	$2,533,000	$941,000

Research and development expenses

The Company spent $90,404 in the three months ended March 31, 2018 which was expensed as Research and Development Costs. Research and development costs increased from $64,022 in the three months ended March 31, 2017.

Website Development Costs

In the three months ended March 31, 2018 and March 31, 2017, the Company incurred $1,438,000 and $627,000 which was capitalized as Website Development Costs. The Company’s technology operations were primarily in the application and development phase which were capitalized. Capitalized website development costs in the three months ended March 31, 2018 and March 31, 2017 consisted of the following:

	March 31, 2018	March 31, 2017
Payroll and benefits	$530,000	$415,000
Stock-based compensation	908,000	212,000
	$1,438,000	$627,000

Net Loss

For the three months ended March 31, 2018 and March 31, 2017, the total net loss was approximately $3,571,929 or $0.16 loss per basic and diluted share and $1,004,828 or $0.11 loss per basic and diluted share, respectively.

Liquidity and Capital Resources

Working Capital

The Company had working capital of approximately $1.3 million as of March 31, 2018 compared with $3.4 million as of December 31, 2017. This was a decrease of approximately $2.2 million due to $1.8 million cash used in operations and $1.6 million for investing activities in excess of the receipt of gross proceeds of $1.25 million received during the quarter from the private placement, net of stock issuance costs.

	March 31,	December 31,
	2018	2017
Current Assets	$2,163,864	$3,860,967
Current Liabilities, excluding amounts to be paid in stock or warrants	$(896,064)	$(416,444)
Working Capital	$1,267,620	$3,444,523

The following table summarizes the Company’s cash flows during the three months ended March 31, 2018 and March 31, 2017:

	March 31,	March 31,
	2018	2017
Net Cash Used in Operating Activities	$(1,789,058)	$(535,471)
Net Cash Used in Investing Activities	(1,561,009)	(432,419)
Net Cash Provided by Financing Activities	1,250,000	3,483,935
Increase (Decrease) in Cash and Restricted Cash during the Period	$(2,100,067)	$2,516,045

Cash and Restricted Cash at Beginning of Period	3,619,249	598,294

Cash and Restricted Cash, End of Period	$1,519,182	$3,114,339

For the three months ended March 31, 2018, net cash used in operating activities was $1,789,058 which was due to the net loss of $3,521,929 reduced by non-cash expenses for stock-based compensation of approximately $1,351,000 and amortization and depreciation of $355,000 and working capital changes of approximately $77,000.

From January 1, 2018 to May 31, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company raised $1,250,000 in gross proceeds pursuant to a pending private placement of its common stock initiated in the first quarter of 2018. During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent. However, the Company’s cash balance at May 31, 2018 is approximately $47,000.

On June 6, 2018, the Company repaid $50,000 of the amount borrowed from the CEO in May and the Company borrowed $121,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable rate which is approximately 2.34 percent.

On June 6, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a Promissory Note (the “Note”), issuable in tranches, in the aggregate principal amount of $1,681,668 for an aggregate purchase price of $1,500,000 (the “Consideration”). The initial tranche of $570,555.72 (which includes $15,000 of L2’s legal expenses), for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 11, 2018 when the proceeds were received by the Company. In addition, on the date hereof, the Company issued a warrant to L2 (the “Warrant”), exercisable for approximately 216,120 shares of the Company’s Common Stock, provided, that at the time of L2’s funding of each additional tranche under the Note, if any, the number of shares issuable under the Warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche. The Warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis.

There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on January 5, 2018 and March 30, 2018, and the financings in the second quarter of 2018 will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future.

On January 4, 2018, the Company pursuant to a pending private placement of its common stock, sold 1,200,000 shares at $2.50 per share for total gross proceeds of $3 million. This investment was wired to the Company on December 29, 2017. Because this stock purchase was not executed prior to December 31, 2017, the invested funds are recorded as Restricted Cash and as Investor Demand Payable. In 2018, upon execution of the stock purchase agreement this investment was reclassified to Common Stock and Additional Paid in Capital. As of January 4, 2018, the cash which was recorded as Restricted Cash as of December 31, 2017 was reclassified to Cash and was available for use to fund operations.

On March 30, 2018 the Company pursuant to a pending private placement of its common stock, sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000.

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1 million by the Company’s CEO. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). The Company used the majority of the funding noted above to fund the Company’s $5,000,000 payment obligation under the previously disclosed Amendment to its Merger Agreement with HubPages, Inc. (“HubPages”). The Company owes a final payment of an additional $5,600,000 to HubPages due August 31st, 2018, in accordance with final merger agreement.

Funding Required for Planned Mergers and Acquisitions

The Company’s strategy

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

 HubPages, Inc.

On March 13, 2018, the Company and HubPages, Inc. (“HubPages”), together with HP Acquisition Co., Inc. (“HPAC”) that is a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HPAC will merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “Merger”). On June 1, 2018, the parties to the Merger Agreement entered into an amendment (the “Amendment”). Pursuant to the terms of the Amendment, the parties agreed, among other things, that on or before June 15, 2018 the Company shall (i) pay directly to counsel for HubPages the legal fees and expenses incurred by HubPages in connection with the transactions contemplated by the Merger Agreement as of the date of such payment (the “Counsel Payment”); and (ii) deposit into escrow the sum of (x) $5,000,000 minus (y) the amount of the Counsel Payment (the “Revised Termination Fee” and, together with the Counsel Payment, the “Amendment Payments”).  On June 15, 2018, the Company made the requisite payments totaling $5 million under the Merger Agreement.

Upon the Company making the Amendment Payments, the Merger Agreement shall be amended, among other things, by (i) delaying the date upon which the Company could be obligated to pay a termination fee to HubPages in the event the Company was unable to close the Merger from June 1, 2018 to August 31, 2018, (ii) increasing the termination fee from $1,000,000 to an amount equal to the Revised Termination Fee, and (iii) removing the $1,500,000 Indemnity Escrow Amount (as that term is defined in the Merger Agreement) from the Merger Agreement, such that these funds will now be paid to HubPages’ stockholders at closing as opposed to being held in escrow.

On June 15, 2018 the Company used the majority of the funding noted above to fund the Company’s $5,000,000 payment obligation under the previously disclosed Amendment to its Merger Agreement with HubPages, Inc. (“HubPages”). The Company owes a final payment of an additional $5,600,000 to HubPages due August 31st, 2018, in accordance with final merger agreement.

Subject to the satisfaction or waiver of all closing conditions, and obtaining the necessary financing, the Company expects to consummate the Merger by no later than August 31, 2018. The total acquisition consideration to be paid in cash is approximately $10 million.

Say Media Inc.

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

Funding Required for Acquisition of HubPages, Inc.

The Merger Agreement provides that all issued and outstanding common stock and preferred stock of HubPages, along with all outstanding vested stock options issued by HubPages will be exchanged for an aggregate of $10 million in cash (the “Merger Consideration”). The aggregate Merger Consideration to be issued at closing shall be reduced by (i) $1.5 million to be held in escrow to satisfy any indemnification obligations due under the Merger Agreement and (ii) to the extent that a seller-side representation and warranty insurance policy is obtained and bound at closing, 50% of the total premium, underwriting costs, brokerage commissions and other fees and expenses of such policy. On June 15, 2018, the Company made the requisite payments totaling $5 million under the Merger Agreement. Maven believes it will have to obtain additional $5.6 million of financing to fund the balance of the cash portion of the acquisition consideration which is due by August 31, 2018., There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Accordingly, there is no assurance that the proposed acquisition will be completed as contemplated.

Funding Required for Acquisition of Say Media, Inc.

The Maven is negotiating the acquisition of Say Media, and it anticipates that the final terms of the acquisition will require financing to pay a portion of the consideration at the closing. The current estimate of funding to complete the transaction, as previously disclosed, is approximately $10 million, however as all the terms are in discussion the actual amount of funding and timing has yet to be determined. Maven believes it will have to obtain financing to fund the cash portion of the acquisition consideration, and there can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Accordingly, there is no assurance that the proposed acquisition will be completed as contemplated.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure of contractual obligations.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2017. Readers are encouraged to review these disclosures in conjunction with the review of this report.

Recently Adopted Standards

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 did not have a material effect on the financial statements and related disclosures.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified below:

Internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; (3) the Company lacks accounting resources to perform review over complex accounting analysis required by the Company, including analysis related to stock-based compensation, capitalized software, identification and treatment of derivative instruments, fair value measurements, and income taxes. The Company also has inadequate accounting resources and processes for timely concluding on complex accounting matters, and (4) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2018.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our disclosure controls and procedures.

During the first quarter of 2018, we began implementing a remediation plan to remediate the material weaknesses identified above. These actions include: (1) hiring a Corporate Controller with experience working in public companies and (2) hiring a staff accountant with experience working in public companies. These two additions in personnel augment the experience of our Chief Financial Officer and are expected to provide additional segregation of duties and resources for preparation and review of complex accounting issues, as well as preparation and review of our financial statements and disclosures. The Company also plans to create a separate audit committee of the Board of Directors to enhance oversight in the establishment and monitoring of required internal controls and procedures. The material weaknesses will not be considered remediated until the controls have operated for a sufficient period of time and until management has concluded that the controls are operating effectively.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Company may be subject to other claims and litigation arising in the ordinary course of business. The Company is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (Update)

None.

Item 3.  Defaults Upon Senior Securities

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

Dated: June 27, 2018

