Form 10-Q
period 2018-06-30
theMaven, Inc.
filed 2018-09-28
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☑

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

As of September 26, 2018, the Registrant had 33,459,013 shares of common stock outstanding.

Form 10-Q

For the quarter ended June 30, 2018

Part I – Financial Information

Item 1.  Consolidated Financial Statements

TheMaven, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018 Not Reviewed	December 31, 2017
Assets

Current assets:
Cash	$116,187	$619,249
Restricted cash	-	3,000,000
Accounts receivable	208,140	53,202
Deferred contract fulfillment costs	11,449	14,147
Prepayments and other current assets	293,002	174,369
Total current assets	628,778	3,860,967

Notes receivable	1,000,000	-
Fixed assets, net	4,196,794	2,687,727
Installment payments related to pending business combination	5,000,000	-
Intangible assets	20,000	20,000

Total Assets	$10,845,572	$6,568,694

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$515,685	$162,308
Accrued expenses	916,468	222,699
Deferred rent	4,311	-
Deferred revenue	23,763	31,437
Conversion and warrant liabilities	1,856,394	-
Shareholder notes payable	734,536	-
8% convertible notes payable	316,755	-
10% convertible notes payable	1,843,812	-
Total current liabilities	6,211,724	416,444

Investor demand payable	-	3,000,000
Total liabilities	6,211,724	3,416,444

Commitments and contingencies (Note 13)

Redeemable Series G convertible preferred stock, $0.01 par value, 1,000,000 shares authorized; 168 shares issued and outstanding ($168,496 aggregate liquidation value)	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 30,975,206 and 28,516,009 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	309,751	285,159
Additional paid-in capital	19,661,219	11,170,666
Accumulated deficit	(15,505,618)	(8,472,071)
Total stockholders’ equity	4,465,352	2,983,754
Total liabilities and stockholders’ equity	$10,845,572	$6,568,694

See accompanying notes to condensed consolidated financial statements.

TheMaven, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018 Not Reviewed	2017	2018 Not Reviewed	2017
Revenue	$216,356	$-	$303,041	$-
Cost of revenue	1,084,322	192,039	2,120,030	192,039
Gross loss	(867,966)	(192,039)	(1,816,989)	(192,039)

Operating Expenses:

Research and development	96,973	9,297	187,377	73,319
General and administrative	2,632,718	1,387,327	5,165,220	2,328,187
Total operating expenses	2,729,691	1,396,624	5,352,597	2,401,506

Loss from operations	(3,597,657)	(1,588,663)	(7,169,586)	(2,593,545)

Other income (expense):	-	-	-	-
Change in derivatives valuation	315,194	-	315,194	-
Interest expense	(179,155)	-	(179,155)	-
Interest and dividend income, net	-	296	-	350

Total other income (expense), net	136,039	296	136,039	350

Net loss	$(3,461,618)	$(1,588,367)	$(7,033,547)	$(2,593,195)

Basic and diluted net loss per common share	$(0.14)	$(0.12)	$(0.29)	$(0.23)

Weighted average number of shares outstanding – basic and diluted	24,456,548	13,293,694	23,994,466	11,425,984

See accompanying notes to condensed consolidated financial statements.

TheMaven, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2018 (Not Reviewed)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	28,516,009	$285,159	$11,170,666	$(8,472,071)	$2,983,754
Private placement of common stock, net of costs	1,700,000	17,000	3,851,105	-	3,868,105
Exercise of stock options	22,344	223	(223)	-	-
Exercise of warrants	736,853	7,369	(7,369)	-	-
Warrants issued in conjunction with issuance of convertible notes payable	-	-	1,588,250	-	1,588,250
Stock based compensation	-	-	3,058,790	-	3,058,790
Net loss	-	-	-	(7,033,547)	(7,033,547)
Balance at June 30, 2018	30,975,206	$309,751	$19,661,219	$(15,505,618)	$4,465,352

See accompanying notes to condensed consolidated financial statements.

TheMaven, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2018 Not Reviewed	2017
Cash flows from operating activities:
Net loss	$(7,033,547)	$(2,593,195)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	1,912,394	843,841
Depreciation and amortization	794,959	56,335
Change in derivatives valuation	(315,194)	-
Noncash interest expense	179,155	-

Changes in operating assets and liabilities:
Prepayments and other current assets	(118,632)	24,836
Accounts receivable	(154,938)	-
Deferred cost	2,698	-
Accounts payable	353,377	(127,474)
Deferred rent	4,311	-
Deferred revenue	(7,674)	-
Accrued expenses	278,124	57,585
Net cash used in operating activities	(4,104,967)	(1,738,072)

Cash flows from investing activities:
Note receivable	(1,000,000)	-
Installment payments related to pending business combination	(5,000,000)	-
Website development costs and other fixed assets	(1,157,631)	(948,800)
Net cash used in investing activities	(7,157,631)	(948,800)

Cash flows from financing activities:
Proceeds from shareholder notes payable	797,982	-
Repayment of shareholder notes payable	(63,446)	-
Proceeds from 8% convertible notes payable	273,474	-
Proceeds from conversion feature and warrants related to 8% notes payable	726,526	-
Proceeds from 10% convertible notes payable	1,741,687	-
Proceeds from conversion feature and warrants related to 10% convertible notes payable	3,033,313	-
Proceeds from private placement of common stock	1,250,000	3,537,052
Net cash provided by financing activities	7,759,536	3,537,052

Net increase (decrease) in cash and restricted cash	(3,503,062)	850,180

Cash and restricted cash at beginning of period	3,619,249	598,294

Cash and restricted cash at end of period	$116,187	$1,448,474

Supplemental disclosures of noncash investing and financing activities:
Capitalization of stock-based compensation to website development costs	1,146,396	444,818
Accrual of stock issuance costs	381,895	17,508
Reclassification of Investor note payable to Common stock to be issued	3,000,000	-
Shares issued for investment banking fees	-	200,880

See accompanying notes to consolidated financial statements

theMaven, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited and Not Reviewed)

1. Nature of Operations

TheMaven, Inc. (“Parent”) and Maven Coalition, Inc. (“Subsidiary”) (collectively “TheMaven” or the “Company”) are operating and continuing to develop an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel will be operated by an invite only Channel Partner drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2018 and the results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

Financial Statements Have Not Been Reviewed

Due to the resignation of BDO USA, LLP, our registered public accounting firm, on September 28, 2018, the unaudited interim financial statements for the three and six months ended June 30, 2018, have not been reviewed by a registered public accounting firm and the Form 10-Q is considered substantially deficient and not timely filed.  The Company plans to remediate this situation by beginning a search for a replacement registered public accounting firm, which when engaged will review the financial statements in this Quarterly Report on Form 10-Q that have not been reviewed by a registered public accounting firm and an appropriate amendment thereto filed with the Securities and Exchange Commission.

3. Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

As of June 30, 2018, the Company, since the Recapitalization, has generated less than $400,000 in revenue and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) four private placements of common stock in April and October 2017 and January and March 2018 and (d) three separate borrowing transactions in June 2018. The Company also completed a private placement of Series H convertible preferred stock in August 2018. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2017 consolidated financial statements on Form 10-K, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it currently does not have sufficient funds to support its operations or implement its business plan for one year beyond the date of these financial statements. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. The Company will also need to raise additional capital to complete its acquisition plans. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company will be required to scale back or discontinue portions of its operations and adjusts its overall business plans, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

4. Significant Accounting Policies and Estimates

Principles of Consolidation

The accompanying consolidated financial statements include the financial position, results of operations and cash flows for the three months and six months ended June 30, 2018 and June 30, 2017. All intercompany transactions and balances have been eliminated in consolidation.

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

Digital Media Content

The Company operates a coalition of online media channels and will provide digital media (text, audio and video) over the Internet that users may access on demand. As a broadcaster that transmits third party content owned by our channel partners via digital media, the Company applies ASC 920, “Entertainment – Broadcasters”. The channel partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per 1000 impressions”) based on the volume of advertising impressions served. We disclose fixed dollar commitments for channel content licenses in Note 13 Commitments and Contingencies. Channel partner agreements that include fixed yield based on the volume of impressions served are not included in Note 13 because they cannot be quantified but are expected to be significant. The expense related to channel partner agreements are reported in “Service Costs” in the Statements of Operations. The cash payments related to channel partner agreements are classified within “Net cash used in operating activities” on the Statements of Cash Flows.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Quarter Ended June 30, 2018
	Advertising	Membership	Total
By Product Lines:	$199,616	$16,740	$216,356

	United States	Other	Total
By Geographical Markets:	$216,356	$-	$216,356

	At a Point in Time	Over Time	Total
By Timing of Revenue Recognition:	$199,616	$16,740	$216,356

	Six Months Ended June 30, 2018
	Advertising	Membership	Total
By Product Lines:	$272,459	$30,582	$303,041

	United States	Other	Total
By Geographical Markets:	$303,041	$-	$303,041

	At a Point in Time	Over Time	Total
By Timing of Revenue Recognition:	$272,459	$30,582	$303,041

Contract Balances

The following table provides information about contract balances as of June 30, 2018:

	Advertising	Membership	Total
Accounts receivable	$203,503	$4,637	$208,140
Short-term contract assets (deferred contract costs)	-	$11,449	$11,449
Short-term contract liabilities (deferred revenue)	-	$23,763	$23,763

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

Impairment of Long-Lived Assets

The long-lived assets and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the period ended June 30, 2018.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $96,973 and $9,297 for the three months ended June 30, 2018 and June 30, 2017, respectively. Research and development costs are charged to operations in the period incurred and amounted to $187,377 and $73,319 for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

Concentrations of Credit Risk - Cash and Restricted Cash

The Company maintains cash and restricted cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit throughout the year. The Company has not experienced losses in such accounts and believes it is not exposed to significant credit risk regarding its cash. The following table reconciles total cash and restricted cash at:

	June 30, 2018	December 31, 2017
Cash	$116,187	$619,249
Restricted cash	-	3,000,000

Total cash and restricted cash	$116,187	$3,619,249

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the U.S. federal corporate income tax law which included a decrease in the U.S. federal corporate rate from 34% to 21%. See Note 11 Income Taxes for further discussion.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense. During the three months and six months ended June 30, 2018, the Company recognized no income tax related interest and penalties. The Company had no accruals for income tax related interest and penalties at June 30, 2018.

Basic and Diluted Loss per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. Restricted stock is considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the shares are no longer forfeitable. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding restricted stock (which are forfeitable) are included in the diluted income per share calculation. In a period where there is a net loss, the diluted loss per share is computed using the basic share count. At June 30, 2018, potentially dilutive shares outstanding amounted to 12,617,957.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments Accounting, an ASU which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is required for fiscal years beginning after December 15, 2018 with early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2018-07 on its financial statements and related disclosures.

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

5. Note Receivable

On March 19, 2018, the Company entered into a non-binding letter of intent to acquire Say Media Inc. (“Say Media”), a media and publishing technology company (the “Letter of Intent”). The acquisition will be subject to negotiation and execution of definitive documentation and various conditions precedent. In connection with the Letter of Intent, on March 26, 2018, Maven loaned $1,000,000 to Say Media and was issued a secured promissory note in the principal amount of $1,000,000 from Say Media (the “Note”). The Note bears interest at the rate of 5% per annum and is secured against all of the assets of Say Media. During the quarter ended June 30, 2018 approximately $13,000 of interest accrued on this Note. The Note is due and payable on the six-month anniversary of the earlier of (i) the termination of the Letter of Intent or (ii) if Maven and Say Media should execute a definitive agreement with respect to the proposed acquisition, the termination of the definitive agreement. As of June 30, 2018, the Company believes it will either collect the note receivable from Say Media or that the amount advanced to Say Media under the note receivable will be applied to the purchase price of the proposed acquisition, and therefore believes that it is not probable a loss has been incurred related to the note receivable. Therefore, no allowance is deemed necessary against the outstanding amount of $1,000,000 as of June 30, 2018.

6. Fixed Assets

At June 30, 2018 and December 31, 2017, fixed assets, net consisted of the following:

	June 30, 2018	December 31, 2017
Office equipment and computers	$70,402	$46,309
Furniture and equipment	22,418	21,220
Website development costs	5,424,044	3,145,308
	5,516,864	3,212,837
Accumulated depreciation and amortization	(1,320,070)	(525,110)
Fixed assets, net	$4,196,794	$2,687,727

In May 2017, the Company launched its website and began amortization of capitalized website development cost. The Company recorded amortization expense of $433,204 in the three months ended June 30, 2018 and $53,000 in the three months ended June 30, 2017. The Company recorded amortization expense of $782,716 in the six months ended June 30, 2018 and $53,000 in the six months ended June 30, 2017.

The Company recorded depreciation expense of $6,613 and $2,065 in the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recorded depreciation expense of $12,243 and $3,336 in the six months ended June 30, 2018 and June 30, 2017, respectively.

7. Notes Payable

During the second quarter, the Company completed three separate financing transactions that involved the issuance of debt, convertible debt and warrants as shown in the following table:

	Attributable to Debt Instrument	Conversion Feature Additional Paid-in Capital	Conversion Feature and Warrant Liabilities	Proceeds Net of Repayment
Shareholder notes payable ("CEO Loan")	$797,982	$-	$-	$797,982
Repayment of shareholder notes payable	(63,446)	-	-	(63,446)
8% convertible notes payable	273,474	-	726,526	1,000,000
10% convertible notes payable	1,741,687	1,588,250	1,445,063	4,775,000
Total gross proceeds net of repayments	$2,749,697	$1,588,250	$2,171,589	$6,509,536

Shareholder Notes Payable

During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent.

On June 6, 2018, the Company repaid $63,000 of the amount borrowed from the CEO in May 2018 and on June 6, 2018 the Company borrowed $135,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable federal rate which is approximately 2.34 percent.

On July 13, 2018 the Company borrowed $225,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable federal rate which is approximately 2.34 percent.

8% Convertible Notes Payable

On June 6, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a Promissory Note (the “Note”), issuable in tranches, in the aggregate principal amount of $1,126,112 for an aggregate purchase price of $1,000,000 (the “Consideration”). The initial tranche of $570,556 (which includes $15,000 of L2’s legal expenses), for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 11, 2018 when the proceeds were received by the Company. The second tranche of $555,556, for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 15, 2018 when the proceeds were received by the Company. In addition, on the dates thereof, the Company issued warrants to L2 (the “Warrants”), related to each tranche exercisable for approximately 216,120 and 238,934 shares of the Company’s Common Stock, provided, that at the time of L2’s funding of each additional tranche under the Note, if any, the number of shares issuable under the Warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the volume weighted average price (“VWAP”) of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche. The Warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis. See Note 14 regarding the repayment of the 8% Convertible Notes Payable on September 6, 2018.

10% Convertible Notes Payable

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1 million by the Company’s CEO and an investment of $25,000 by the Company’s President. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). On the Maturity Date, and on any conversion prior to the Maturity Date, each Investor will be entitled to receive additional interest payment to provide the Investor with a 20% annual Internal Rate of Return.

The Debentures are convertible into shares of the Company’s common stock, at the option of the Investor at any time prior to the Maturity Date, at a conversion price of $1.2912 per share or the Company must pay liquidated damages as defined in the Debenture. The Company also has the option to redeem some or all of the outstanding principal amount of the Debenture and further provides that if after the Company undertakes a subsequent financing (or financings) for gross proceeds of at least $20 million (a “Qualified Offering”), the Company has the option, to cause the Investors to convert, plus make a cash payment to the Investors in an aggregate amount to provide the Investor with a 20% annual Internal Rate of Return through the date of payment, in addition to other obligations defined in the Debenture Agreement. The Debentures were converted into shares of Series H Convertible Preferred Stock on August 10, 2018. See also Note 14 Subsequent Events regarding the conversion of the 10% Convertible Notes Payable into Series H Preferred Stock.

8. Redeemable Series G Convertible Preferred Stock

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

As of June 30, 2018, the Company’s only outstanding series of convertible preferred stock is the Series G Convertible Preferred Stock (“Series G”).

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

For the three months and six months ended June 30, 2018, no shares of Series G were converted into shares of common stock.  At June 30, 2018, the outstanding Series G shares were convertible into a minimum of 150,175 shares of common stock.

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

9. Recapitalization on November 4, 2016

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

10. Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock, $0.01 par value, of which 30,975,206 and 28,516,009 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Restricted Stock Awards

On August 11, 2016, management and employees of Subsidiary in conjunction with the incorporation on July 22, 2016 received 12,209,677 shares of common stock as adjusted for the Recapitalization exchange ratio of 4.13607. These shares were subject to a Company option to buy back the shares at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. Pursuant to the achievement of the Unique User Performance Condition, the employees vest their ownership in these shares over a three-year period beginning August 1, 2016 with one-third vesting on August 1, 2017 and the balance monthly over the remaining two years. Because these shares require continued service to the Company the estimated fair value is recognized as compensation expense over the vesting period of the award.

As of December 31, 2017, the Unique User Performance Condition was determined based on 4,977,144 unique users accessing Maven channels in November 2017. Based on this level of unique users 56% of the shares subject to the performance condition were released and 1,927,641 of the escrow shares were subject to the Company’s buy-back right. The Company’s Board of Directors made a determination on March 12, 2018 to waive the buy-back right. This waiver of the buy-back right related to 1,927,641 shares is a modification of the terms of the restricted stock awards and will result in incremental compensation cost of approximately $2.8 million that will be recognized over a period of approximately 1.3 years, with a total of $2.2 million to be recognized in 2018, of which $225,000 and $1.5 million was recognized in the three and six months ended June 30, 2018.

At June 30, 2018, total compensation cost, including the effect of the waiver of the buy-back right, related to restricted stock awards but not yet recognized was $3.0 million. This cost will be recognized over a period of approximately 1.3 years with a total of $1.13 million remaining to be recognized in 2018.

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

In conjunction with the Recapitalization, the Company assumed 175,000 fully-vested options, 25,000 were exercised in 2017 and 125,000 were exercised in 2018 and 25,000 are still outstanding, in connection with the Recapitalization with an exercise price of $0.17 per share, which expire on May 15, 2019.

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock option awards is estimated at the grant date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. The fair values of our stock option grants were estimated with the following average assumptions:

The fair value of stock options granted during 2018 were estimated with the following assumptions:

First Quarter:

Expected life	6.0 years
Risk-free interest rate	2.60%
Expected annual volatility	113.87%
Dividend yield	0.00%

Second Quarter:

Expected life	6.0 years
Risk-free interest rate	2.77%
Expected annual volatility	108.59%
Dividend yield	0.00%

For the six months ended June 30, 2018 option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,176,637	$1.25	9.00

Granted	2,001,250	1.74	9.53
Exercised	(125,000)	.17	5.87
Forfeited	(45,000)	1.61	9.75

Outstanding at June 30, 2018	4,007,887	$1.53	9.28	$90,000

Exercisable at June 30, 2018	752,146	$1.33	8.48	$31,000

The Company has granted 3,3982,887 options under the Plan. In the three months ended June 30, 2018, the Company recorded stock-based compensation of $275,867 related to the grants. Of the total stock-based compensation, $214,038 was expensed in General and Administrative and Research and Development expenses and $61,829 was capitalized as Website Development Costs. In the six months ended June 30, 2018, the Company recorded stock-based compensation of $542,175 related to the grants. Of the total stock-based compensation, $433,424 was expensed in General and Administrative and Research and Development expenses and $108,751 was capitalized as Website Development Costs.

At June 30, 2018, total compensation cost related to stock options granted under the Plan but not yet recognized was $3,726,000. This cost will be amortized on a straight-line method over a period of approximately 1.98 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at June 30, 2018.

The following table summarizes certain information about stock options for the six months ended June 30, 2018:

Weighted average grant-date fair value for options granted during the period	$1.74

Vested options in-the-money at June 30, 2018	752,146

Aggregate intrinsic value of options exercised during the period	$124,000

The following table summarizes the common shares reserved for future issuance under the Plan as of June 30, 2018:

Stock options outstanding	3,982,887
Stock options available for future grant	1,017,113
5,000,000

Common Stock Warrants – Channel Partner Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. The following table summarizes the activity in Channel Partner Warrants during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,303,832	$1.48	4.50
Granted	225,000	1.84	4.90
Exercised	-	-
Forfeited	(83,986)	1.91	4.50

Outstanding at June 30, 2018	1,444,846	$1.51	4.79	$-

Exercisable at June 30, 2018	-	$-	-	$-

In the six months ended June 30, 2018, the Company issued 225,000 common stock warrants to 13 of the Channel Partners. The warrants have a performance condition and vest over three years and expire in five years from issuance. The exercise prices range from $1.15 to $1.99 with a weighted average of $1.84. The performance conditions are generally based on the average number of unique visitors on the Channel operated by the Channel Partner generated during the six-month period from the launch of the Channel Partners operations on theMaven Network or the revenue generated during the period from issuance date through December 31, 2021 Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance may be measured at fair value that is not fixed until performance is complete. The Company recognizes expense for equity-based payments to non-employees as the services are received. The Company has specific objective criteria, such as the date of launch of a Channel on the Company’s platform, for determination of the period over which services are received and expense is recognized. In the three and six months ended June 30, 2018, the Company recorded stock-based compensation of zero and $136,587 related to these warrants, respectively.

Other Warrants

On November 4, 2016, in accordance with the Investment Banking Advisory Agreement more fully described in Note 12, Integrated issued warrants to MDB Capital Group, LLC to purchase 1,169,607 shares of Parent common stock in conjunction with the Recapitalization. On April 30, 2018 the holders exercised 842,117 warrants under the cash-less exercise provisions and received 736,852 shares of common stock upon the exercise when the stock price was $1.60 per share. A total of 328,153 warrants remain outstanding as of June 30, 2018. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the 328,153 warrants at June 30, 2018 is $328,000.

Private Placement of Common Stock

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

Stock-based Compensation

The impact on our results of operations of recording stock-based compensation expense for the three months ended June 30, 2018 was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Total
Cost of revenue	$-	$-	$-	$-
Research and development	-	1,184	-	1,184
General and administrative	381,287	179,032	-	560,319
	$381,287	$180,216	-	$561,503

In addition, during the three months ended June 30, 2018 stock-based compensation totaling $907,978 during the application and development stage was capitalized for website development.

The impact on our results of operations of recording stock-based compensation expense for the three months ended June 30, 2017 was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
Cost of revenue	$-	$-	$80,000	$-	$80,000
Research and development	-	-	-	-	-
General and administrative	269,341	176,016	-	32,335	477,692
	$269,341	$176,016	80,000	32,335	$557,692

In addition, during the three months ended June 30, 2017 stock-based compensation totaling $212,156 during the application and development stage was capitalized for website development.

The impact on our results of operations of recording stock-based compensation expense for the six months ended June 30, 2018 was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Total
Cost of revenue	$-	$-	$136,586	$136,586
Research and development	-	1290	-	1,290
General and administrative	1,393,862	380,656	-	1,774,518
	$1,393,862	$381,946	136,586	$1,912,394

In addition, during the six months ended June 30, 2018 stock-based compensation totaling $907,978 during the application and development stage was capitalized for website development.

The impact on our results of operations of recording stock-based compensation expense for the six months ended June 30, 2017 was as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
Cost of revenue	$-	$-	$-	$-	$-
Research and development	-	-	-	-	-
General and administrative	539,994	191,512	80,000	32,335	843,841
	$539,994	$191,512	80,000	32,335	$843,841

In addition, during the six months ended June 30, 2017 stock-based compensation totaling $444,841 during the application and development stage was capitalized for website development.

11. Income Taxes

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

12. Related Party Transactions

Investment Banking Services

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

Loan Guarantees from Shareholders

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

Service Contracts

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

Loans from Shareholders

During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent.

On June 6, 2018, the Company repaid $63,000 of the amount borrowed from the CEO in May and on June 6, 2018 the Company borrowed $135,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable rate which is approximately 2.34 percent.

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1 million by the Company’s CEO and $25,000 from the Company’s President. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). On the Maturity Date, and on any conversion prior to the Maturity Date, each Investor will be entitled to receive additional interest payment to provide the Investor with a 20% annual Internal Rate of Return.

On July 13, 2018 the Company borrowed $225,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable federal rate which is approximately 2.34 percent

13. Commitments and Contingencies

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

Commitment
2018	$97,000
2019	233,000
2020	265,000
2021	227,000
$822,000

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) fixed monthly minimum, or (b) the calculated earned revenue share. During the three months ended June 30, 2018 and June 30, 2017, the Company paid Channel Partner guarantees of $397,200 and $53,333, respectively. During the six months ended June 30, 2018 and June 30, 2017, the Company paid Channel Partner guarantees of $803,486 and $98,000, respectively. To the extent that the fixed monthly minimum paid exceeds the earned revenue share (defined as an Over Advance) in any month during the first 12 to 24 months (“the Guarantee Period”), then the Company may recoup the aggregate Over Advance that was expensed in the Guarantee Period during the 12 months following the Guarantee Period of the publisher contract to the extent that the earned revenue share exceeds the monthly minimum in those future months. As of June 30, 2018, the aggregate commitment is $547,000 and the Over Advance contingent amount that the Company may recoup is approximately $500,000. The following table shows the aggregate commitment by year:

Commitment
2018	$405,000
2019	142,000
$547,000

14. Subsequent Events

Shareholder Note Payable

On July 13, 2018 the Company borrowed $225,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable federal rate which is approximately 2.34 percent.

Asset Purchase Agreement – Say Media, Inc.

On August 4, 2018, the Company and Say Media, Inc., a Delaware corporation (“Say”), entered into an Amended & Restated Asset Purchase Agreement (the “APA”), pursuant to which the Company will acquire substantially all of the assets of Say and assume certain liabilities of Say (the “Acquisition”). On August 24, 2018, the Company and Say entered into a modification to the APA to re-negotiate the Acquisition as a merger rather than as an asset purchase arrangement. The parties are continuing to negotiate the terms of a merger agreement. The parties have agreed to restructure the Company’s proposed acquisition of Say from an asset purchase to a merger. Accordingly, the End Date (as that term is defined in the APA) has been pushed back from August 20, 2018 to September 10, 2018, to give the parties time to negotiate a definitive merger agreement pursuant to which a to-be-formed subsidiary of the Company will merge with and into Say, with Say continuing as the surviving corporation in the merger and a wholly-owned subsidiary of the Company.

In connection with the Amendment, the Company made a $100,000 payment to a creditor of Say and a $450,000 payment to counsel for Say for legal fees and expenses incurred to date and that may be incurred in the future, in each case, by Say in connection with the transactions contemplated by the APA and the negotiation, execution and consummation of the proposed merger agreement between Say and the Company.

Subsequent to the initial Acquisition Agreement, the Company has made cash payments to Say Media or to creditors of Say Media totaling $3,680,000:

•	Loan of $1 million on March 26, 2018
•	Loan of $250,000 on July 23, 2018
•	Loan of $322,000 on August 21, 2018
•	Legal fees of $450,000 on August 24, 2018
•	$100,000 payment to creditor on August 24, 2018
•	Operating expenses of $1,558,000 during August and September 2018

Summary of the APA Prior to Modification to Renegotiate the Acquisition as a Merger

Pursuant to the APA, the Company shall (i) pay to Say $5,887,072 in cash consideration at closing, up to $1,250,000 of which shall be paid by cancelling (x) the $1,000,000 Promissory Note of Say dated March 26, 2018 and (y) the $250,000 Promissory Note of Say dated July 23, 2018, (ii) issue to Say a secured promissory note in principal amount of $7,434,003, due on December 10, 2018 (the “Note”), (iii) issue (A) 1,840,000 restricted shares of Common Stock of the Company to Say and (B) 160,000 restricted shares of Common Stock of the Company, plus that number of convertible securities equal to $350,000 divided by the lowest price per share paid in the Company’s then most recent equity financing, to Say What, LLC, in partial satisfaction of certain senior promissory notes issued by Say to Say What, (iv) pay Say’s legal fees and expenses in connection with the transaction, up to $250,000, (v) on or before October 15, 2018, deliver a Letter of Credit to Say as partial security for the Company’s obligations under the Note, (vi) reimburse Say for its legal, accounting and other costs incurred in connection with the winding down and dissolution of Say, in an aggregate amount not to exceed $300,000, and (vii) issue to certain employees and consultants of Say who will continue to be service providers of the Company, a further 2,000,000 restricted shares of Common Stock of the Company.

The APA contains typical representations and warranties by Say about its business, operations and financial condition. Consummation of the Acquisition is subject to certain customary closing conditions. The Company will have to obtain financing for the Letter of Credit in October 2018 and for the repayment of the Note in December 2018, and there can be no assurance that the Company will be able to obtain the necessary funds on terms acceptable to it or at all. The Note will have a security interest in all the assets of the Company.

Strome Warrant Adjustment

Furthermore, effective as of August 3, 2018, the Company adjusted the exercise price of the Common Stock Purchase Warrant to purchase up to 1.5 million shares of the Company’s Common Stock, issued to the Strome Mezzanine Fund LP on June 15, 2018, from $1.19 per share to $0.50 per share.

Securities Purchase Agreement – Series H Convertible Preferred Stock

On August 10, 2018 (the “Closing Date”), the Company, closed on a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 18,730 shares of the Company’s Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), at a stated value of $1,000 (the “Stated Value”), initially convertible into 56,757,575 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a conversion rate equal to the Stated Value divided by the conversion price of $0.33 (the “Conversion Price”), for aggregate gross proceeds of $13 million. Of the shares of Series H Preferred Stock issued, 5,730 were issued upon conversion of an aggregate principal amount of $4,775,000 and interest and prepayment amounts of the 10% Convertible Debentures (the “Debentures”) issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to James Heckman, the Company’s Chief Executive Officer, and 30 shares of Series H Preferred Stock issued Josh Jacobs, the Company’s President.

B. Riley FBR, Inc. (“B. Riley”) acted as placement agent for the financing. In consideration for its services as placement, the Company paid B. Riley a fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley purchased 5,592 shares of Series H Preferred Stock in the financing.

The number of shares of Common Stock issuable upon conversion of the Series H Preferred Stock is currently 58,784,849. The terms of Series H Preferred Stock and the number of shares of Common Stock issuable is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. In addition, if at any time prior to the nine month anniversary of the Closing Date, the Company sells or grants any option or right to purchase or issues any shares of Common Stock, or securities convertible into shares of Common Stock, with net proceeds in excess of $1 million in the aggregate, entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. All of the shares of Series H Preferred Stock shall convert automatically into shares of Common Stock on the fifth anniversary of the Closing Date at the then Conversion Price.

In connection with the financing, B. Riley and a majority-in-interest of the Investors each have been granted the right to designate one director to the Company’s Board of Directors, (each a “Designee”). Further, so long as at least 20% of the shares of Series H Preferred Stock issued in the financing are outstanding, the Company shall recommend to its stockholders that it elect each Designee to serve as a director on the Company’s Board of Directors.

The Company intends to use the net proceeds from the financing to consummate its previously announced acquisitions of Say Media, Inc. and HubPages, Inc. and for working capital and general corporate purposes.

Additionally, pursuant to a Registration Rights Agreement (“Registration Rights Agreement”) entered into in connection with the Securities Purchase Agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the Investors. The Company has committed to file the registration statement by no later than 75 days after the Closing Date and to cause the registration statement to become effective by no later than 120 days after the Closing Date (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following the Closing Date). The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such Investor pursuant to the Purchase Agreement.

Merger Agreement – HubPages, Inc

On August 23, 2018, TheMaven, Inc. consummated the merger between HubPages, Inc. (“HubPages”) and the Company’s wholly-owned subsidiary, HP Acquisition Co., Inc. (“HPAC”), in which HPAC merged with and into HubPages, with HubPages continuing as the surviving corporation in the merger and a wholly-owned subsidiary of the Company (the “Merger”), pursuant to the terms of the previously announced an Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 13, 2018, as amended, among the Company, HubPages, HPAC and Paul Edmondson, solely in his capacity as Securityholder Representative.

In connection with the consummation of the Merger, the Company paid a total of $10 million to HubPages’ stockholders and holders of vested options. The Company also issued a total of 2.4 million shares of restricted Common Stock, subject to vesting, to certain key personnel of HubPages who agreed to continue their employment with HubPages.

Repayment of 8% Convertible Notes Payable

On September 6, 2018, the Company repaid the 8% Convertible Notes Payable to L2 Capital, LLC. The total amount borrowed was $1 million and under the terms of the agreement the Company repaid $1,351,000 to satisfy the debt. A loss on repayment of the debt in the amount of $751,000 was recorded.

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

As of June 30, 2018, the Company, since the Recapitalization, has generated less than $400,000 in revenue and has financed its operations through (a) the Recapitalization transaction with Parent, (b) a loan from Parent that was cancelled upon closing of the Recapitalization and (c) four private placements of common stock in April and October 2017 and January and March 2018 and (d) three separate borrowing transactions in June 2018. The Company also completed a private placement of Series H convertible preferred stock in August 2018. The Company has incurred operating losses and negative operating cash flows, and it expects to continue to incur operating losses and negative operating cash flows for at least the next year. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2017 consolidated financial statements on Form 10-K, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it currently does not have sufficient funds to support its operations or implement its business plan for one year beyond the date of these financial statements. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company will be required to scale back or discontinue portions of its operations and adjusts its overall business plans, or obtain funds, if available (although there can be no certainty), or to discontinue its operations entirely.

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

Results of Operations

The table below shows the Company’s revenues and cost of revenue for the three months and six months ended:

Three Months ended:

	June 30, 2018	June 30, 2017
Revenue	$216,356	$-
Cost of revenue	1,084,322	192,039
Gross loss	$(867,966)	$(192,039)

Six Months ended:

	June 30, 2018	June 30, 2017
Revenue	$303,041	$-
Cost of revenue	2,120,030	192,039
Gross loss	$(1,816,989)	$(192,039)

We did not begin operating our online media channels until May 2017 because we were still developing the technology platform and recruiting the initial independent publishers to join our coalition. As such we did not earn revenue in the first and second quarters of 2017 and did not incur costs of revenue attributable to operating our online media channels until May 2017. Our cost of revenue represents the primarily fixed monthly cost of providing our digital media network channels and advertising and membership services and exceeded revenue by $867,966 in the second quarter of 2018 and $1,816,989 in the six months ended June 30, 2018. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs. Cost of revenue for the three months and six months ended June 30, 2018 consisted of:

Three and Six Months ended June 2018	Three Months	Six Months

Channel partner guarantee payments	$400,000	$803,000
Amortization of website development costs	433,000	783,000
Channel partner warrant expense	-	137,000
Hosting and bandwidth	79,000	140,000
Programmatic advertising costs	28,000	52,000
All other costs	144,000	205,000
	$1,084,000	$2,120,000

Operating expenses increased by $1,333,067 in the quarter ended June 30, 2018 to $2,729,691 compared with $1,396,624 in the period ended June 30,2017. For the six months ended June 30, 2018 operating expenses increased by $2,951,091 to $5.352,597 from $2,401,506 in the six months ended June 30, 2017, as explained below. The primary reason for the increase in operating expenses is that during the first quarter of 2018, the Company recorded a charge of $998,000 for stock-based compensation due to the remeasurement of the fair value of restricted stock awards due to a modification in March 2018. The Company also expanded operations rapidly during 2017.

Three Months ended June 2018

	June 30, 2018	June 30, 2017
Research and development	$96,973	$9,297
General and administrative	2,632,718	1,387,327
Total operating expenses	$2,729,691	$1,396,624

Six Months ended June 2018

	June 30, 2018	June 30, 2017
Research and development	$187,377	$73,319
General and administrative	5,165,220	2,328,187
Total operating expenses	$5,352,597	$2,401,506

General and administrative expenses

General and administrative expenses totaled approximately $2,633,000 and $5,165,000 in the three months and six months ended June 30, 2018. General and administrative expenses totaled approximately $1,387,000 and $2,328,000 in the three months and six months ended June 30, 2017, respectively. The primary increase in operating expenses was due to increased general and administrative expenses as the Company expanded business operations to recruit more independent publishers to join the network. In addition, the Company increased headcount from 19 to 29, with two additional senior executives, the Co-Executive Chairman to lead advertising and the Chief Financial Officer, five in technology development and three in administration. The increased stock-based compensation and payroll related costs as well as additional travel, professional fees, and marketing represented the primary increase in general and administrative expenses.

Three Months ended:
	June 30, 2018	June 30, 2017
Payroll and benefits	$691,000	$418,000
Stock-based compensation	457,000	478,000
Professional fees	349,000	86,000
Travel and meals	94,000	111,000
Conferences	594,000	86,000
Public relations	64,000	30,000
Board fees	19,000	19,000
Insurance	37,000	102,000
Contractors	43,000	27,000
Rent	28,000	18,000
Public company compliance	19,000	3,000
All other	238,000	9,000
	$2,633,000	$1,387,000

Six Months ended:
	June 30, 2018	June 30, 2017
Payroll and benefits	$1,282,000	$697,000
Stock-based compensation	1,671,000	764,000
Professional fees	739,000	254,000
Travel and meals	186,000	144,000
Conferences	596,000	100,000
Public relations	147,000	51,000
Board fees	36,000	38,000
Insurance	72,000	145,000
Contractors	106,000	45,000
Rent	47,000	33,000
Public company compliance	19,000	7,000
All other	264,000	51,000
	$5,165,000	$2,328,000

Research and development expenses

The Company spent $96,973 in the three months ended June 30, 2018 which was expensed as Research and Development Costs. Research and development costs increased from $9,297 in the three months ended June 30, 2017.

Website Development Costs

The Company’s technology operations were primarily in the application and development phase which were capitalized. Capitalized website development costs in the three and six months ended June 30, 2018 and June 30, 2017 consisted of the following:

Three Months ended:
	June 30, 2018	June 30, 2017
Payroll and benefits	$603,000	$499,000
Stock-based compensation	238,000	233,000
	$841,000	$732,000

Six Months ended:
	June 30, 2018	June 30, 2017
Payroll and benefits	$1,133,000	$914,000
Stock-based compensation	1,146,000	445,000
	$2,279,000	$1,359,000

For the three months ended June 30, 2018 and June 30, 2017, the total net loss was $3,461,618 or $0.14 loss per basic and diluted share and $1,588,367 or $0.12 loss per basic and diluted share, respectively.

For the six months ended June 30, 2018 and June 30, 2017, the total net loss was approximately $7,033,547 or $0.29 loss per basic and diluted share and $2,593,195 or $0.23 loss per basic and diluted share, respectively.

Liquidity and Capital Resources

Working Capital

The Company had a deficit in working capital of approximately $5.9 million as of June 30, 2018 compared with positive working capital of $3.4 million as of December 31, 2017. This was a decrease of approximately $9.3 million due to $4.1 million cash used in operations and $7.2 million for investing activities in excess of the receipt of gross proceeds of $1.25 million received during the six months ended June 30, 2018 from the private placement, net of stock issuance costs. The Company also received funding from a series of notes payable, some of which included warrants, which total $5.3 million and are classified as current liabilities as of June 30, 2018.

	June 30,	December 31,
	2018	2017
Current Assets	$628,778	$3,860,967
Current Liabilities, excluding amounts to be paid in stock or warrants	$(6,520,069)	$(416,444)
Working Capital	$(5,891,291)	$3,444,523

The following table summarizes the Company’s cash flows during the three months ended June 30, 2018 and June 30, 2017:

	June 30,	June 30,
	2018	2017
Net Cash Used in Operating Activities	$(4,104,967)	$(1,738,072)
Net Cash Used in Investing Activities	(7,157,631)	(948,800)
Net Cash Provided by Financing Activities	7,759,536	3,537,052
Increase (Decrease) in Cash and Restricted Cash during the Period	$(3,503,062)	$850,180

Cash and Restricted Cash at Beginning of Period	3,619,249	598,294

Cash and Restricted Cash, End of Period	$116,187	$1,448,474

For the six months ended June 30, 2018, net cash used in operating activities was $4,104,967 which was due to the net loss of $7,341,892 reduced by non-cash expenses for stock-based compensation of approximately $1,912,000, amortization and depreciation of $795.000, noncash interest expense of $145,000 and increased working capital changes of approximately $366,000.

From January 1, 2018 to June 30, 2018, the Company has continued to incur operating losses and negative cash flow from operating and investing activities. The Company in 2018 has financed its operations through private placements of common stock in January and March 2018 and three separate borrowing transactions in June 2018. The Company also completed a private placement of Series H convertible preferred stock in August 2018.

Private Placements of Common Stock

On January 4, 2018, the Company sold 1,200,000 shares at $2.50 per share for total gross proceeds of $3 million in a private offering. This investment was wired to the Company on December 29, 2017. Because this stock purchase was not executed prior to December 31, 2017, the invested funds are recorded as Restricted Cash and as Investor Demand Payable. In 2018, upon execution of the stock purchase agreement this investment was reclassified to Common Stock and Additional Paid in Capital. As of January 4, 2018, the cash which was recorded as Restricted Cash as of December 31, 2017 was reclassified to Cash and was available for use to fund operations.

On March 30, 2018 the Company sold 500,000 shares at $2.50 per share for total gross proceeds of $1,250,000 in a private offering.

Shareholder Loans

During May 2018, the Company borrowed a total of $663,000 from the CEO of the Company in order to continue to fund operations. The loan is evidenced by a promissory note payable upon demand with interest at the minimum applicable federal rate, which is approximately 2.34 percent.

On June 6, 2018, the Company repaid $63,000 of the amount borrowed from the CEO in May and the Company borrowed $121,000 from the CEO on a new promissory note payable upon demand with interest at the minimum applicable rate which is approximately 2.34 percent.

8% Convertible Notes Payable

On June 6, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a Promissory Note (the “Note”), issuable in tranches, in the aggregate principal amount of $1,126,112 for an aggregate purchase price of $1,000,000 (the “Consideration”). The initial tranche of $570,556 (which includes $15,000 of L2’s legal expenses), for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 11, 2018 when the proceeds were received by the Company. The second tranche of $555,556, for an aggregate purchase price of $500,000, was issued by the Company to L2 on June 15, 2018 when the proceeds were received by the Company. In addition, on the dates thereof, the Company issued warrants to L2 (the “Warrants”), related to each tranche exercisable for approximately 216,120 and 238,934 shares of the Company’s Common Stock, provided, that at the time of L2’s funding of each additional tranche under the Note, if any, the number of shares issuable under the Warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the volume weighted average price (“VWAP”) of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche. The Warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s Common Stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis.

On September 6, 2018, the Company repaid the 8% Convertible Notes Payable to L2 Capital, LLC. The total amount borrowed was $1 million and under the terms of the agreement the Company repaid $1,351,000 to satisfy the debt. A loss on repayment of the debt in the amount of $751,000 was recorded.

10% Convertible Notes Payable

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1 million by the Company’s CEO and $25,000 by the Company’s President. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). On the Maturity Date, and on any conversion prior to the Maturity Date, each Investor will be entitled to receive additional interest payment to provide the Investor with a 20% annual Internal Rate of Return.

The Debentures are convertible into shares of the Company’s common stock, at the option of the Investor at any time prior to the Maturity Date, at a conversion price of $1.2912 per share or the Company must pay liquidated damages as defined in the Debenture. The Company also has the option to redeem some or all of the outstanding principal amount of the Debenture and further provides that if after the Company undertakes a subsequent financing (or financings) for gross proceeds of at least $20 million (a “Qualified Offering”), the Company has the option, to cause the Investors to convert, plus make a cash payment to the Investors in an aggregate amount to provide the Investor with a 20% annual Internal Rate of Return through the date of payment, in addition to other obligations defined in the Debenture Agreement. The Debentures were converted into shares of Series H Convertible Preferred Stock on August 10, 2018. See also Note 14 Subsequent Events.

There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Additional funds for working capital will be required to fund operations and implement its acquisition plans and repay its debt obligations.

We anticipate needing a substantial amount of additional capital to sustain our current operations and implement the current business plan of the Company as now budgeted. We do not believe that the proceeds of the private placement of common stock completed on January 5, 2018 and March 30, 2018, and the financings in the second and third quarters of 2018 will be sufficient to allow us to implement our business plan to the point where our revenues will cover our operating costs and the expansion of our offerings. Without additional funding, we will have to modify our longer-term business plan. The funds that we will need may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We anticipate thereafter that we will need additional capital as we expand our operations, and do not anticipate that our income will cover our full operating expenses for the foreseeable future.

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

HubPages, Inc.

The acquisition of HubPages, Inc. was closed on August 23, 2018. The following is a chronology of the acquisition:

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

On August 23, 2018, the Company paid $5,570,000 to complete the acquisition of HubPages. The total acquisition consideration paid in cash was approximately $10.6 million.

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

On August 4, 2018, the Company and Say Media, Inc., a Delaware corporation (“Say”), entered into an Amended & Restated Asset Purchase Agreement (the “APA”), pursuant to which the Company will acquire substantially all of the assets of Say and assume certain liabilities of Say (the “Acquisition”).

Pursuant to the APA, the Company shall (i) pay to Say $5,887,072 in cash consideration at closing, up to $1,250,000 of which shall be paid by cancelling (x) the $1,000,000 Promissory Note of Say dated March 26, 2018 and (y) the $250,000 Promissory Note of Say dated July 23, 2018, (ii) issue to Say a secured promissory note in principal amount of $7,434,003, due on December 10, 2018 (the “Note”), (iii) issue (A) 1,840,000 restricted shares of Common Stock of the Company to Say and (B) 160,000 restricted shares of Common Stock of the Company, plus that number of convertible securities equal to $350,000 divided by the lowest price per share paid in the Company’s then most recent equity financing, to Say What, LLC, in partial satisfaction of certain senior promissory notes issued by Say to Say What, (iv) pay Say’s legal fees and expenses in connection with the transaction, up to $250,000, (v) on or before October 15, 2018, deliver a Letter of Credit to Say as partial security for the Company’s obligations under the Note, (vi) reimburse Say for its legal, accounting and other costs incurred in connection with the winding down and dissolution of Say, in an aggregate amount not to exceed $300,000, and (vii) issue to certain employees and consultants of Say who will continue to be service providers of the Company, a further 2,000,000 restricted shares of Common Stock of the Company.

The APA contains typical representations and warranties by Say about its business, operations and financial condition. Consummation of the Acquisition is subject to certain customary closing conditions. The Company will have to obtain financing for the Letter of Credit in October 2018 and for the repayment of the Note in December 2018, and there can be no assurance that the Company will be able to obtain the necessary funds on terms acceptable to it or at all.

Furthermore, effective as of August 3, 2018, the Company adjusted the exercise price of the Common Stock Purchase Warrant to purchase up to 1.5 million shares of the Company’s Common Stock, issued to the Strome Mezzanine Fund LP on June 15, 2018, from $1.19 per share to $0.50 per share.

Funding Required for Acquisition of Say Media, Inc.

The Maven is negotiating the acquisition of Say Media, and it anticipates that the final terms of the acquisition will require financing to pay a portion of the consideration at the closing and thereafter. The current estimate of funding to complete the transaction, as previously disclosed, is approximately $10 million, however as all the terms are in discussion the actual amount of funding and timing has yet to be determined. There can be no assurance that Maven will be able to obtain the necessary funds on terms acceptable to it or at all. Accordingly, there is no assurance that the proposed acquisition will be completed as contemplated.

Series H Convertible Preferred Stock

On August 10, 2018 (the “Closing Date”), the Company, closed on a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 18,730 shares of the Company’s Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), at a stated value of $1,000 (the “Stated Value”), initially convertible into 56,757,575 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a conversion rate equal to the Stated Value divided by the conversion price of $0.33 (the “Conversion Price”), for aggregate gross proceeds of $13 million. Of the shares of Series H Preferred Stock issued, 5,730 were issued upon conversion of an aggregate $4,775,000 of 10% Convertible Debentures (the “Debentures”) issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to James Heckman, the Company’s Chief Executive Officer, and 30 shares of Series H Preferred Stock issued Josh Jacobs, the Company’s President.

The number of shares issuable upon conversion of the Series H Preferred Stock is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. In addition, if at any time prior to the nine month anniversary of the Closing Date, the Company sells or grants any option or right to purchase or issues any shares of Common Stock, or securities convertible into shares of Common Stock, with net proceeds in excess of $1 million in the aggregate, entitling any person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. All of the shares of Series H Preferred Stock shall convert automatically into shares of Common Stock on the fifth anniversary of the Closing Date at the then Conversion Price.

B. Riley FBR, Inc. (“B. Riley”) acted as placement agent for the financing. In consideration for its services as placement, the Company paid B. Riley a fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley purchased 5,592 shares of Series H Preferred Stock in the financing.

In connection with the financing, B. Riley and a majority-in-interest of the Investors have each been granted the right to designate one director to the Company’s Board of Directors, (each a “Designee”). Further, so long as at least 20% of the shares of Series H Preferred Stock issued in the financing are outstanding, the Company shall recommend to its stockholders that it elect each Designee to serve as a director on the Company’s Board of Directors.

The Company used some of the net proceeds to complete the acquisition of HubPages and intends to use a further portion of the net proceeds from the financing to consummate its previously announced acquisition of Say Media, Inc. and for working capital and general corporate purposes.

Additionally, pursuant to a Registration Rights Agreement (“Registration Rights Agreement”) entered into in connection with the Securities Purchase Agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the Investors. The Company has committed to file the registration statement by no later than 75 days after the Closing Date and to cause the registration statement to become effective by no later than 120 days after the Closing Date (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following the Closing Date). The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such Investor pursuant to the Purchase Agreement.

Current Cash Balance and Additional Funding Required

As of September 22, 2018, the Company has cash of $2,185,000.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments Accounting that is intended to simplify the accounting and provide consistency with the accounting for employees. ASU 2018-07 is required for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2018-07 on its financial statements and related disclosures.

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

Internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; (3) the Company lacks accounting resources to perform review over complex accounting analysis required by the Company, including analysis related to stock-based compensation, capitalized software, identification and treatment of derivative instruments, fair value measurements, and income taxes. The Company also has inadequate accounting resources and processes for timely concluding on complex accounting matters, and (4) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (Update)

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit		Description

31.1*		Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Executive Officer.
31.2*		Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Financial Officer
32.1*		Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2*		Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101*
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

	*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theMaven, Inc.

By:	/s/ James C. Heckman, Jr.
James C. Heckman, Jr.
Chief Executive Officer

By:	/s/ Martin L. Heimbigner
Martin L. Heimbigner
Chief Financial Officer

Dated: September 28, 2018