Form 10-Q/A
period 2018-06-30
theMaven, Inc.
filed 2018-10-12
CIK 894871

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

EXPLANATORY NOTE

TheMaven, Inc. (the “Company,” “we,” “us,” “our,” or “TheMaven”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on October 5, 2018. The purpose of this Amendment is to submit XBRL files as Exhibit 101 to the Form 10-Q. Accordingly, this Amendment No. 1 hereby amends and restates Part II, Item 6 of the Form 10-Q, adding as exhibits currently dated certifications of the principal executive officer and the principal financial officer

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.

Exhibit	Description

Exhibits

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Executive Officer.
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Financial Officer
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theMaven, Inc.

By:	/s/ James C. Heckman, Jr.
James C. Heckman, Jr.
Chief Executive Officer

By:	/s/ Martin L. Heimbigner
Martin L. Heimbigner
Chief Financial Officer

Dated: October 12, 2018