Form 10-Q/A
period 2018-06-30
theMaven, Inc.
filed 2019-08-16
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]*	Smaller reporting company [X]
*(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] or  No  [X]

Securities registered pursuant to Section 12(b) of the Securities and Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

As of August 6, 2019, the Registrant had 36,938,926 shares of common stock outstanding.

EXPLANATORY NOTE

On September 28, 2018, the Company originally filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 with the Securities and Exchange Commission (and subsequently filed Amendment No. 1 to such report on October 12, 2018 to submit XBRL files as Exhibit 101) that included its condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 and 2017. These condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018, had not been reviewed by an independent certified public accounting firm in accordance with Public Company Accounting Oversight Board Section AS 4105: Reviews of Interim Financial Information prior to their being filed with the Securities and Exchange Commission. The condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2017 included in such report were not revised from their filing in 2017.

The condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 included herein have been reviewed by the Company’s independent certified public accounting firm in accordance with Public Company Accounting Oversight Board Section AS 4105: Reviews of Interim Financial Information. In conjunction with the review, the Company made certain corrective adjustments to the previously filed financial statements for the three months and six months ended June 30, 2018, as well as to the related footnotes and other disclosures included therein. A summary of the accounting impact of these adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three months and six months ended June 30, 2018 is provided at “Note 1. Organization and Basis of Presentation – Restatement”. These adjustments primarily reflected revisions to the accounting treatment for the issuance of certain fully-vested warrants and the issuance of certain derivatives and debt discounts associated with debt financing transactions entered into during the three months and six months ended June 30, 2018.

THEMAVEN, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q of TheMaven, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend”, “anticipate”, “believe”, “estimate”, “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(Restated – Note 1)
ASSETS
Current assets:
Cash	$116,187	$619,249
Restricted cash	-	3,000,000
Accounts receivable	208,140	53,202
Deferred contract fulfillment costs	11,449	14,147
Prepaid expenses and other current assets	293,002	174,369
Total current assets	628,778	3,860,967
Other assets:
Advance relating to acquisition of HubPages, Inc.	5,000,000	-
Note receivable from Say Media, Inc., including accrued interest of $14,384	1,014,384	-
Property and equipment and website development costs, net	4,196,794	2,687,727
Other intangible asset	20,000	20,000
Total assets	$10,859,956	$6,568,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,685	$162,308
Accrued expenses	475,908	222,699
Deferred revenue	23,763	31,437
Liquidated damages payable under registration rights agreements	15,001	-
Derivative liabilities:
Convertible notes payable	623,182	-
Warrants	1,854,158	-
Notes payable to officer, including accrued interest of $1,496	736,032	-
8% convertible notes payable, including accreted original issue discount of $10,159, net of unamortized discounts of $693,058, and including accrued interest of $4,501	321,602	-
10% senior convertible debenture, net of unamortized discounts of $452,410 and including accrued interest of $20,844 (includes principal amount of $1,025,000 to officers)	4,343,434	-
Total current liabilities	8,908,765	416,444
Investor demand payable	-	3,000,000
Total liabilities	8,908,765	3,416,444

Commitments and contingencies (Note 12)

Redeemable Series G convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation values $168,496; Series G shares designated: 1,800; Series G shares issued and outstanding: 168.496; common shares issuable upon conversion: 188,791 shares and 98,698 shares at June 30, 2018 and December 31, 2017, respectively	168,496	168,496

Stockholders’ equity:
Common stock, $0.01 par value, authorized - 100,000,000 shares; issued and outstanding and issuable - 31,119,016 shares and 28,516,009 shares at June 30, 2018 and December 31, 2017, respectively	311,189	285,159
Additional paid-in capital	18,732,164	11,170,666
Accumulated deficit	(17,260,658)	(8,472,071)
Total stockholders’ equity	1,782,695	2,983,754
Total liabilities and stockholders’ equity	$10,859,956	$6,568,694

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Restated -		(Restated -
	Note 1)		Note 1)
Revenue	$216,356	$-	$303,041	$-
Cost of revenue	1,102,813	192,039	2,138,521	192,039
Gross loss	(886,457)	(192,039)	(1,835,480)	(192,039)

Operating Expenses:
Research and development costs	96,973	9,297	187,377	73,319
General and administrative costs	2,892,964	1,387,327	5,425,466	2,328,187
Total operating expenses	2,989,937	1,396,624	5,612,843	2,401,506

Loss from operations	(3,876,394)	(1,588,663)	(7,448,323)	(2,593,545)

Other (expense) income:
Decrease in derivatives valuation	128,544	-	128,544	-
Interest expense	(123,543)	-	(123,543)	-
Interest income	14,384	296	14,384	350
True-up termination fee	(1,344,648)	-	(1,344,648)	-
Liquidated damages under registration rights agreements	(15,001)	-	(15,001)	-
Total other (expense) income, net	(1,340,264)	296	(1,340,264)	350

Net loss	$(5,216,658)	$(1,588,367)	$(8,788,587)	$(2,593,195)

Basic and diluted net loss per common share	$(0.21)	$(0.12)	$(0.36)	$(0.23)

Weighted average number of shares outstanding – basic and diluted	25,290,190	13,293,694	24,258,944	11,425,984

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2018 (Restated)

	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2017	28,516,009	$285,159	$11,170,666	$(8,472,071)	$2,983,754
Proceeds from private placement of common stock	1,700,000	17,000	4,233,000	-	4,250,000
Costs incurred in connection with private placement of common stock	60,000	600	(600)	-	-
Cashless exercise of common stock warrants	736,853	7,369	(7,369)	-	-
Cashless exercise of common stock options	106,154	1,061	(1,061)	-	-
Stock based compensation	-	-	3,337,528	-	3.337,528
Net loss	-	-	-	(8,788,587)	(8,788,587)
Balance at June 30, 2018 (Restated – Note 1)	31,119,016	$311,189	$18,732,164	$(17,260,658)	$1,782,695

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Restated -
	Note 1)
Cash flows from operating activities:
Net loss	$(8,788,587)	$(2,593,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charged to operations	2,191,132	843,841
True-up termination fee	1,344,648	-
Amortization of website development costs	782,717	53,000
Liquidated damages under registration rights agreements	15,001	-
Depreciation of property and equipment	12,243	3,335
Decrease in valuation of derivative liabilities	(128,544)	-
Amortization of debt discounts	86,121	-
Accretion of original issue discount on 8% convertible notes payable	10,159	-
Increase in accrued interest payable	26,841	-
Increase in accrued interest receivable	(14,384)	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(154,938)	-
Prepaid expense and other assets	(115,935)	24,836
Increase (decrease) in -
Accounts payable	383,024	(127,474)
Accrued expenses	253,209	57,585
Deferred revenue	(7,674)	-
Net cash used in operating activities	(4,104,967)	(1,738,072)

Cash flows from investing activities:
Loan to Say Media, Inc. in connection with pending acquisition	(1,000,000)	-
Advance relating to pending acquisition of HubPages, Inc.	(5,000,000)	-
Property and equipment and website development costs	(1,157,631)	(948,800)
Net cash used in investing activities	(7,157,631)	(948,800)

Cash flows from financing activities:
Proceeds from officer notes payable	797,982	-
Repayment of officer notes payable	(63,446)	-
Proceeds from 8% convertible notes payable	1,000,000	-
Proceeds from 10% senior convertible debenture	4,775,000	-
Proceeds from private placement of common stock	1,250,000	3,537,052
Net cash provided by financing activities	7,759,536	3,537,052

Cash and restricted cash:
Net increase (decrease)	(3,503,062)	850,180
Balance at beginning of period	3,619,249	598,294
Balance at end of period	$116,187	$1,448,474

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$449	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Stock-based compensation capitalized to website development costs	$1,146,396	$444,841
Discount on 8% convertible note payables credited to derivative liability	$760,499	$-
Discount on 10% convertible note payables credited to derivative liability	$2,088,380	$-
Accrual of private placement costs	$-	$17,508
Aggregate exercise price of common stock options exercised on a cashless basis	$21,250	$-
Aggregate exercise price of common stock warrants exercised on a cashless basis	$168,423	$-
Reclassification of investor demand payable to stockholders’ equity	$3,000,000	$-
Fair value of common shares issued for private placement fees	$150,000	$200,880

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2018 (Restated) and 2017

1. Organization and Basis of Presentation

Organization and Reverse Merger

On October 11, 2016, Integrated Surgical Systems, Inc. (“Integrated”), a Delaware corporation incorporated on October 1, 1990, and Amplify Media Network, Inc. (“Amplify”), a Nevada corporation incorporated on July 22, 2016, executed a Share Exchange Agreement, as amended (the “Exchange Agreement”), that provided for each outstanding common share of Amplify to be converted into 4.13607 common shares of Integrated (the “Exchange Ratio”), and for each outstanding warrant and stock option to purchase shares of Amplify common stock be cancelled in exchange for a warrant or stock option to purchase shares of Integrated common stock based on the exchange ratio (the “Recapitalization”).

On November 4, 2016 (the “Recapitalization Date”), the consummation of the Recapitalization became effective and Amplify became a wholly-owned subsidiary of Integrated. Pursuant to the Recapitalization, Integrated: (1) issued to the shareholders of Amplify an aggregate of 12,517,152 shares of Integrated common stock (see “Note 9. Restricted Stock Awards”); and (2) issued to MDB Capital Group, LLC (“MDB”) as an advisory fee, warrants to purchase 1,169,607 shares of Integrated common stock. Existing Integrated stock options to purchase 175,000 shares of Integrated common stock were assumed pursuant to the Recapitalization. Amplify had no common stock options or warrants outstanding as of the Recapitalization Date.

Amplify was originally incorporated in Nevada on July 22, 2016 under the name Amplify Media, Inc., and its Certificate of Incorporation was subsequently amended to change its name to Amplify Media Network, Inc. on July 27, 2016, to TheMaven Network, Inc. on October 14, 2016, and to Maven Coalition, Inc. on March 5, 2018. Amplify is subsequently referred to herein as “Coalition”.

Integrated was originally incorporated in Delaware on October 1, 1990 under the name Integrated Surgical Systems, Inc, and its Certificate of Incorporation was subsequently amended to change its name to TheMaven, Inc. on December 2, 2016. Integrated is subsequently referred to herein as “TheMaven”. Unless the context indicates otherwise, TheMaven and Coalition are together hereinafter referred to as the “Company”.

Business Operations

The Company operates and continues to develop an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel will be operated by an invitation-only channel partner (“Channel Partner”) drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

The Company’s growth strategy includes the acquisition of related online media, publishing and technology businesses that management believes will expand the scale of unique users interacting on the Company’s technology platform. The Company believes that with an increased scale in unique users, it will be able to obtain improved advertising terms and grow advertising revenue. In 2018, the Company completed two acquisitions as described in “Note 13. Subsequent Events”.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock is traded on the Over-the-Counter Market under the symbol “MVEN”.

Basis of Presentation

The condensed consolidated financial statements of the Company at June 30, 2018, and for the three months and six months ended June 30, 2018 and 2017, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of its operations for the three months and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017, has been derived from the Company’s audited financial statements at such date.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on May 15, 2018.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the six months ended June 30, 2018, the Company incurred a net loss of $8,788,587 and utilized cash in operating activities of $4,104,967 and had an accumulated deficit of $17,260,658 as of June 30, 2018. The Company has financed its working capital requirements since inception through the issuance of its debt and equity securities.

At June 30, 2018, the Company had cash of $116,187. From July 2018 through July 2019, the Company has raised aggregate net proceeds of approximately $112,815,000 through various debt and preferred stock private placements (see “Note 13. Subsequent Events”). Notwithstanding these recent financings, the Company does not have sufficient resources to fully fund its business operations through June 30, 2020. The Company estimates that it will require a significant amount of capital over a sustained period of time to advance the development of the Company’s business to the point at which it becomes commercially viable and self-sustaining. Accordingly, the Company is currently seeking to raise additional funds, primarily through the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. A debt financing may contain undue restrictions on the Company’s operations and/or liens on the Company’s tangible and intangible assets, and an equity financing may cause substantial dilution to the Company’s common stockholders. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company may be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

The development and expansion of the Company’s business during the remainder of 2018 and in 2019 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

Reclassifications

Certain comparative amounts as of December 31, 2017 and for the three months and six months ended June 30, 2017 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

Correction of Accounting Errors - Restatement for the Three Months and Six Months Ended June 30, 2018

On September 28, 2018, the Company originally filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, with the SEC (and subsequently filed Amendment No. 1 to such report on October 12, 2018, to submit XBRL files as Exhibit 101) that included its condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 and 2017. These condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 had not been reviewed by an independent certified public accounting firm in accordance with Public Company Accounting Oversight Board Section AS 4105: Reviews of Interim Financial Information prior to such filing with the SEC. The condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2017 included in such report were not revised from their original filing in 2017.

The condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 included herein have been reviewed by the Company’s independent certified public accounting firm in accordance with Public Company Accounting Oversight Board Section AS 4105: Reviews of Interim Financial Information. In conjunction with the review, the Company made various adjustments and revisions to the previously filed financial statements for the three months and six months ended June 30, 2018, as well as to the related footnotes and management’s discussion and analysis included therein, to correct certain accounting errors. A summary of the impact of the adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three months and six months ended June 30, 2018 to correct the accounting errors is presented below. These adjustments primarily reflect certain reclassifications and corrections to the accounting treatment for the issuance of certain fully-vested warrants and the issuance of certain derivatives and debt discounts associated with debt financing transactions entered into during the three months and six months ended June 30, 2018.

	June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED BALANCE SHEET:

ASSETS:
Total current assets	$628,778	$-	$628,778
Total assets	$10,845,572	$14,384	$10,859,956

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Derivative liabilities	$1,856,394	$620,946	$2,477,340
Notes payable	2,895,103	2,505,965	5,401,068
Liquidated damages payable under registration rights agreements		15,001	15,001
Other current liabilities	1,460,227	(444,871)	1,015,356
Total liabilities	6,211,724	2,697,041	8,908,765
Redeemable Series G convertible preferred stock	168,496	-	168,496
Total stockholders’ equity	4,465,352	(2,682,657)	1,782,695
Total liabilities and stockholders’ equity	$10,845,572	$14,384	$10,859,956

	Three Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Revenue	$216,356	$-	$216,356
Gross loss	(867,966)	(18,491)	(886,457)
Total operating expenses	2,729,691	260,246	2,989,937
Loss from operations	(3,597,657)	(278,737)	(3,876,394)
Change in derivatives valuation	315,194	(186,650)	128,544
Interest expense	(179,155)	55,612	(123,543)
Interest income	-	14,384	14,384
True-up termination fee	-	(1,344,648)	(1,344,648)
Liquidated damages under registration rights agreements	-	(15,001)	(15,001)
Net loss	(3,461,618)	(1,755,040)	(5,216,658)
Basic and diluted net loss per common share	$(0.14)	$(0.07)	$(0.21)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Revenue	$303,041	$-	$303,041
Gross loss	(1,816,989)	(18,491)	(1,835,480)
Total operating expenses	5,352,597	260,246	5,612,843
Loss from operations	(7,169,586)	(278,737)	(7,448,323)
Change in derivatives valuation	315,194	(186,650)	128,544
Interest expense	(179,155)	55,612	(123,543)
Interest income	-	14,384	14,384
True-up termination fee	-	(1,344,648)	(1,344,648)
Liquidated damages under registration rights agreements	-	(15,001)	(15,001)
Net loss	(7,033,547)	(1,755,040)	(8,788,587)
Basic and diluted net loss per common share	$(0.29)	$(0.08)	$(0.36)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY:

Common stock, shares outstanding	30,975,206	143,810	31,119,016
Common stock, par value	$309,751	$1,438	$311,189
Additional paid-in capital	19,661,219	(929,055)	18,732,164
Accumulated deficit	(15,505,618)	(1,755,040)	(17,260,658)
Total stockholders’ equity	$4,465,352	$(2,682,657)	$1,782,695

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:

Net cash used in operating activities	$(4,104,967)	$-	$(4,104,967)
Net cash used in investing activities	(7,157,631)	-	(7,157,631)
Net cash provided by financing activities	7,759,536	-	7.759,536
Net decrease in cash and restricted cash	(3,503,062)	-	(3,503,062)
Balance at beginning of period	3,619,249	-	3,619,249
Balance at end of period	$116,187	$-	$116,187

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of TheMaven and its wholly-owned subsidiary, Coalition. Intercompany balances and transactions have been eliminated in consolidation. As described in “Note 3. Advances Relating to Acquisition of HubPages, Inc.”, on March 13, 2018, the Company formed a new wholly-owned subsidiary in order to facilitate an acquisition transaction.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Significant estimates include those related to assumptions used in accruals for potential liabilities, capitalization of website development costs, valuation of equity instruments, including the calculation of volatility, valuation of derivatives, and the realization of deferred tax assets.

Risks and Uncertainties

The Company has a limited operating history and has not generated significant revenues to date. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

B. Riley FBR, Inc. (“B. Riley FBR”) is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing (see “Note 13. Subsequent Events”). In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing. John A. Fichthorn joined the Board of Directors of the Company in September 2018 and was elected as Chairman of the Board of Directors and Chairman of the Finance and Audit Committee in November 2018. Mr. Fichthorn currently serves as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Todd D. Sims also joined the Board of Directors of the Company in September 2018 and is also a member of the Board of Directors of B. Riley. Mr. Fichthorn and Mr. Sims serve on the Board of Directors of the Company as designees of B. Riley. Since August 2018, B. Riley FBR has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services having included raising debt and equity capital to support the acquisitions of HubPages, Inc. and Say Media, Inc., the ABG-SI LLC Licensing Agreement, and the acquisition of TheStreet, Inc. These services have also included raising debt and equity capital for refinancing and working capital purposes through the sale of the Series I Convertible Preferred Stock, the 10% Original Issue Discount Senior Secured Debentures, the 12% Senior Secured Subordinated Convertible Debentures, and the 12.0% Senior Secured Note. Information with respect to these services and financings are provided at “Note 13. Subsequent Events”.

Digital Media Content and Channel Partners

The Company operates a coalition of online media channels and provides digital media (text, audio and video) over the internet that users may access on demand. As a broadcaster that transmits third party content owned by our Channel Partners via digital media, the Company applies Accounting Standards Codification (“ASC”) 920, “Entertainment – Broadcasters”. The Channel Partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per thousand visitors”) based on the volume of visitors. Information with respect to fixed dollar commitments for channel content licenses are disclosed in “Note 12. Commitments and Contingencies”; Channel Partner agreements that include fixed yield based on the volume of visitors are not included in such disclosures because, although they are expected to be significant, they cannot be quantified at this time. Expenses related to Channel Partner agreements are reported in cost of revenue in the Statement of Operations. The cash payments related to Channel Partner agreements are classified within operating activities in the Statement of Cash Flows.

Revenue Recognition

Effective July 1, 2017, the Company adopted ASC 606, “Revenue from Contracts with Customers”, as the accounting standard for revenue recognition. Since the Company had not previously generated revenue from customers, the Company did not have to transition its accounting method from ASC 605, “Revenue Recognition”.

Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. The Company accounts for revenue on a gross basis, as compared to a net basis, in its statement of operations. Cost of revenues is presented as a separate line item in the statement of operations. The Company has made this determination based on it taking the credit risk in its revenue-generating transactions and it also being the primary obligor responsible for providing the services to the customer.

The following is a description of the principal activities from which the Company generates revenue:

Advertising - The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. The Company recognizes revenue from advertisements at the point in time when each ad is viewed as reported by the Company’s advertising network partners. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent publisher Channel Partners a revenue share of the advertising revenue earned which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Membership Subscriptions - The Company enters into contracts with internet users that subscribe to premium content on the digital media channels. These contracts provide internet users with a membership subscription to access the premium content for a given period of time, which is generally one year. The Company recognizes revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period. Subscriber payments are initially recorded as deferred revenue on the balance sheet. As the Company provides access to the premium content over the membership subscription term, the Company recognizes revenue and proportionately reduces the deferred revenue balance. The Company owes its independent publisher Channel Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Revenue by product line:
Advertising	$199,616	$272,459
Membership subscriptions	16,740	30,582
Total	$216,356	$303,041

Revenue by geographical market:
United States	$216,356	$303,041
Other	-	-
Total	$216,356	$303,041

Revenue by timing of recognition:
At point in time	$199,616	$272,459
Over time	16,740	30,582
Total	$216,356	$303,041

Contract Balances

The following table provides information about contract balances as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Accounts receivable:
Advertising	$203,503	$52,348
Membership subscriptions	4,637	854
Total	$208,140	$53,202

Short-term contract assets (deferred contract costs):
Advertising	$-	$-
Membership subscription	11,449	14.147
Total	$11,449	$14,147

Short-term contract liabilities (deferred revenue):
Advertising	$-	$-
Membership subscriptions	23,763	31,437
Total	$23,763	$31,437

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from membership subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Contract assets include contract fulfillment costs related to revenue shares owed to Channel Partners, which are amortized to expense over the same period of the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue over time. The Company had no asset impairment charges related to contract assets during the three months and six months ended June 30, 2018 and 2017.

Cash Concentrations – Cash and Restricted Cash

The Company maintains cash and restricted cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash. The following table reconciles total cash and restricted cash at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Cash	$116,187	$619,249
Restricted cash	-	3,000,000
Total cash and restricted cash	$116,187	$3,619,249

In January 2018, the Company raised pursuant to a private placement $3,000,000. The $3,000,000 was received by the Company prior to December 31, 2017 and was classified as restricted cash in the December 31, 2017 balance sheet and then subsequently reclassified to cash in January 2018 upon completion of the private placement. In addition, the $3,000,000 investment was classified as investor demand payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018 upon completion of the private placement.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included in the statement of operations when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Office equipment and computers	3 - 5 years
Furniture and fixtures	5 - 8 years

Other Intangible Asset

The other intangible asset consists of the cost of a purchased website domain name, which is not being amortized due to its indefinite useful life.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily by reference to the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment charges have been recorded in the periods presented.

Website Development Costs

In accordance with authoritative guidance, the Company capitalizes website development costs for internal use when planning and design efforts are successfully completed, and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense in the consolidated statement of operations. The Company places capitalized website development assets into service and commences depreciation and amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized website development assets when the upgrade or enhancement will result in new or additional functionality.

The Company capitalizes internal labor costs, including payroll-based and stock-based compensation, benefits and payroll taxes, that are incurred for certain capitalized website development projects related to the Company’s technology platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

Website development costs are amortized on a straight-line basis over two to three years, which is the estimated useful life of the related asset and is recorded in general and administrative costs in the consolidated statement of operations.

Deferred Financing Costs and Discounts on Debt Obligations

Deferred financing costs consist of cash and non-cash consideration paid to lenders and third parties with respect to convertible debt financing transactions, including legal fees and placement agent fees. Such costs are deferred and amortized over the term of the related debt. Upon the settlement or conversion of convertible debt into common stock, the pro rata portion of any related unamortized deferred financing costs are charged to operations.

Additional consideration in the form of warrants and other derivative financial instruments issued to lenders is accounted for at fair value utilizing information provided in reports prepared by an independent valuation firm. The fair value of warrants and derivatives is recorded as a reduction to the carrying amount of the related debt, and is being amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as a liability on the balance sheet. Upon the settlement or conversion of convertible debt into common stock, the pro rata portion of any related unamortized discount on debt is charged to operations.

Registration Rights Liquidated Damages and Public Information Failure Payments

Obligations with respect to registration rights liquidated damages and public information failure payments are accounted for as contingent obligations, are evaluated when a financing is completed, and are subsequently reviewed at each quarter-end reporting date thereafter. When such quarterly review indicates that it is likely that registration rights liquidated damages and/or public information failure payments will be incurred, the Company records an estimate of each such obligation based on the estimated date that such obligation will be satisfied. The Company reviews and revises such estimates at each quarter-end date based on updated information. During the three months and six months ended June 30, 2018, the Company recorded $15,001 as liquidated damages under registration rights agreements in its statement of operations.

Research and Development

Research and development costs are charged to operations in the period incurred. During the three months ended June 30, 2018 and 2017, research and development costs were $96,973 and $9,297, respectively. During the six months ended June 30, 2018 and 2017, research and development costs were $187,377 and $73,319, respectively.

Derivative Financial Instruments

The Company accounts for freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, and generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

The Company records all derivatives on the balance sheet at fair value, adjusted at the end of each reporting period to reflect any material changes in fair value, with any such changes classified as changes in derivatives valuation in the statement of operations. The calculation of the fair value of derivatives utilizes highly subjective and theoretical assumptions that can materially affect fair values from period to period. The recognition of these derivative amounts does not have any impact on cash flows.

At the date of exercise of any of the warrants, or the conversion of any convertible debt or preferred stock into common stock, the pro rata fair value of the related warrant liability and any embedded derivative liability is transferred to additional paid-in capital.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying amount of the Company’s financial instruments comprising of cash, restricted cash, funds in escrow, accounts receivable, note receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments.

The Company accounts for certain warrants and the embedded conversion feature of 10% senior convertible debentures and 8% convertible notes payable as derivative liabilities, which requires that the Company carry such amount in its consolidated balance sheet as a liability at fair value, as adjusted at each period-end.

The Company determined the fair value of the Strome warrant utilizing the Black-Scholes option-pricing model. Due to their greater complexity, the Company determined the fair value of the warrants and the embedded conversion feature with respect to the 10% senior convertible debenture and the 8% convertible notes payable using appropriate valuation models derived through consultations with the Company’s independent valuation firm, as noted below. These warrants and the embedded conversion features are classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly-quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants and the 10% senior convertible debenture and the 8% convertible notes payable, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility. These inputs are summarized as follows:

Strome Warrant: expected life – 5 years; risk-free interest rate – 2.81%; volatility factor – 98.10%; dividend rate – 0%; transaction date closing market price - $1.20; exercise price: $1.19.

8% Convertible Notes Payable Warrants: Valuation model – Monte-Carlo simulation; expected life – 5 years; risk-free interest rate – 2.81%; volatility factor - 75% - 85%; dividend rate – 0%; transaction date closing market price - $1.20 - $1.27; conversion price - $1.18.

8% Convertible Notes Payable Conversion Feature: Valuation model – Binomial Lattice technique; expected life – 7 months; risk-free interest rate – 2.07% - 2.11%; volatility factor - 75% - 85%; dividend rate – 0%; transaction date closing market price - $1.20 - $1.27; conversion price - $1.21.

10% Senior Convertible Debenture Conversion Feature: Valuation model – Binomial Lattice technique; expected life – 1 year; risk-free interest rate – 2.35%; volatility factor – 85.45%; dividend rate – 0%; transaction date closing market price - $1.20; conversion price - $1.29.

The following table represents the carrying amount, valuation and roll-forward of activity for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy for the six months ended June 30, 2018:

	Strome Warrant	8% Convertible Notes Payable Warrants	Total Warrant Derivative Liability

Carrying amount, January 1, 2018	$—	$—	$—
Issuance of warrant on June 11, 2018	—	312,749	312,749
Issuance of warrant on June 15, 2018	1,344,648	288,149	1,632,797
Change in fair value	—	(91,388)	(91,388)
Carrying amount, June 30, 2018	$1,344,648	$509,510	$1,854,158

The following table represents the carrying amount, valuation and a roll-forward of activity for the embedded conversion feature with respect to the Company’s 10% senior convertible debenture and 8% convertible notes payable accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy for the six months ended June 30, 2018:

	10% Senior Convertible Debenture	8% Convertible Notes Payable	Total 10% Senior Convertible Debenture and 8% Convertible Notes Payable Derivative Liability

Carrying amount, January 1, 2018	$—	$—	$—
Recognition of conversion feature on June 11, 2018	—	78,432	78,432
Recognition of conversion feature on June 15, 2018	471,002	81,169	552,171
Change in fair value	(10,494)	(26,662)	(37,156)
Carrying amount, June 30, 2018	$460,508	$132,939	$593,447

In addition, the carrying amount of the embedded conversion feature with respect to the Company’s Redeemable Series G Convertible Stock at June 30, 2018 and December 31, 2017 was $29,735 and $72,563, respectively. The carrying amount of the embedded conversion feature with respect to the Company’s 10% senior convertible debenture, 8% convertible notes payable, and Redeemable Series G Convertible Stock at June 30, 2018 was $623,182.

The Company did not have any derivative liabilities as of or during the three months and six months ended June 30, 2017.

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) restricted stock awards to employees, (b) vested stock grants to directors, (c) stock option grants to employees, directors and independent contractors, and (d) common stock warrants to Channel Partners and other independent contractors.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock grants which are time-vested are measured at fair value on the grant date and charged to operations ratably over the vesting period. Stock grants which are performance-vested are measured at fair value when the performance condition is satisfied and charged to operations at that time.

Stock options and warrants granted to vendors and outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

The fair value of stock options and warrants granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option, or warrant, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock and is evaluated based upon market comparisons. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company capitalizes the fair value of stock-based compensation awards relating to internal-use website development and otherwise expenses such stock-based compensation awards to general and administrative costs, or research and development costs, as appropriate, based on the fair value of such stock-based compensation awards not capitalized, in the Company’s condensed consolidated statement of operations. The Company issues new shares of common stock to satisfy stock option exercises.

Channel Partner Warrant Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. On August 23, 2018, the Board of Directors approved a reduction of the number of Warrant Reserve Shares from 5,000,000 to 2,000,000.

Warrants granted under this program have a performance condition and once earned vest over three years and expire five years from issuance. Performance conditions are generally based on the average number of unique visitors on the channel operated by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on TheMaven platform or the revenue generated during the period from issuance date through a specified end date. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance are measured at fair value that is not fixed until performance is complete. The Company recognizes expense for these equity-based payments as the services are received. The Company has specific objective criteria for determination of the period over which services are received and expense is recognized.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company believes that it did have a change in control under these Sections in connection with its Recapitalization on November 4, 2016 and may have experienced additional control changes under these Sections as a result of recent financing activities. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss carryforwards until the time that it anticipates it will be able to utilize these tax attributes.

The Company did not recognize any uncertain tax positions, or any accrued interest and penalties associated with uncertain tax positions for any of the periods presented in the financial statements. The Company files tax returns in the United States Federal jurisdiction and the State of California. Generally, the Company is subject to examination by income tax authorities for three years from the filing of a tax return. The Company has not yet filed its Federal and states income tax returns for the years ended December 31, 2018 and 2017.

Income (Loss) per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock, and warrants. All restricted stock is considered outstanding but is included in the computation of basic income (loss) per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. Diluted income per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

At June 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of net income (loss) per common share, as their effect would have been anti-dilutive.

	June 30,
	2018	2017

10% senior convertible debentures	3,698,110	-
8% convertible notes payable	970,787	-
Redeemable Series G convertible preferred stock	188,791	132,154
Unvested and forfeitable restricted stock awards	4,890,857	12,517,152
Common stock options, including options issued in the form of warrants	3,883,003	2,004,137
Common stock warrants – Channel Partner program	1,416,633	3,024,500
Common stock warrants – financing	2,433,613	1,169,607
Total	17,481,794	18,847,550

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. The Company began recognition of revenue from contracts with customers as a result of the launch of its network operations during the quarter beginning July 1, 2017; the Company had not previously generated revenues from customers prior to that date. The Company adopted the provisions of ASU 2014-09 in the quarter beginning July 1, 2017 using the modified retrospective approach, which requires that the Company apply the new guidance to all new contracts initiated on or after July 1, 2017. As the Company did not have any contracts which had remaining obligations as of the July 1, 2017 effective date, the Company was not required to record an adjustment to the opening balance of its retained earnings (accumulated deficit) account on such date. Under this method, the Company is not required to restate comparative periods in its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 addresses diversity in practice due to a lack of guidance on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 does not define restricted cash and does not require any change in practice for what an entity reports as restricted cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. ASU 2016-18 requires an entity to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Further, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows, either in narrative or tabular format, and should be provided on the face of the cash flow statement or in the notes to the financial statements. The Company adopted the provisions of ASU 2016-18 in the quarter beginning January 1, 2018. The adoption of ASU 2016-18 did not affect the presentation of the Company’s cash flow statement for the year ended December 31, 2017, however, the Company has expanded its footnote disclosure with respect to restricted cash.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 has subsequently been amended and modified by ASU 2018-10, 2018-11 and 2018-20. ASU 2016-02 (including the subsequent amendments and modifications) is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2016-02 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2017-11 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2017-11 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2018-07 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Advances Relating to Acquisition of HubPages, Inc.

On March 13, 2018, the Company and HubPages, Inc. (“HubPages”), together with HP Acquisition Co, Inc. (“HPAC”), a wholly-owned subsidiary of the Company incorporated in Delaware on March 13, 2018 in order to facilitate the acquisition of HubPages by the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which HPAC will merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “Merger”). On June 1, 2018, the parties to the Merger Agreement entered into an amendment (the “Amendment”), pursuant to which the parties agreed, among other things, that on or before June 15, 2018 the Company would (i) pay directly to counsel for HubPages the legal fees and expenses incurred by HubPages in connection with the transactions contemplated by the Merger Agreement as of the date of such payment (the “Counsel Payment”); and (ii) deposit into escrow the sum of (x) $5,000,000 minus (y) the amount of the Counsel Payment. On June 15, 2018, the Company made the requisite payment of $5,000,000 under the Merger Agreement. The acquisition of HubPages was consummated on August 23, 2018. See “Note 13. Subsequent Events” for additional information concerning this transaction.

4. Note Receivable from Say Media, Inc.

On March 19, 2018, the Company entered into a non-binding letter of intent (the “Letter of Intent”) to acquire Say Media Inc. (“Say Media”), a media and publishing technology company. In connection with the Letter of Intent, on March 26, 2018, the Company loaned $1,000,000 to Say Media and was issued a secured promissory note in the principal amount of $1,000,000 from Say Media (the “Note”). The Note bears interest at the rate of 5% per annum and was secured against all of the assets of Say Media. The Note was due and payable on the six-month anniversary of the earlier of (i) the termination of the Letter of Intent or (ii) if Maven and Say Media should execute a definitive agreement with respect to the proposed acquisition, the termination of the definitive agreement. During the three months and six months ended June 30, 2018, the Company recognized interest income of $14,384 with respect to this Note. On August 4, 2018, the Company and Say Media entered into an Amended & Restated Asset Purchase Agreement which was consummated on December 12, 2018. See “Note 13. Subsequent Events” for additional information concerning this transaction.

5. Property and Equipment and Website Development Costs, Net

Property and equipment and website development costs as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017

Office equipment and computers	$70,402	$46,309
Furniture and fixtures	22,419	21,220
Website development costs	5,424,043	3,145,308
	5,516,864	3,212,837
Less accumulated depreciation and amortization	(1,320,070)	(525,110)
Net property and equipment and website development costs	$4,196,794	$2,687,727

A summary of website development cost activity for the six months ended June 30, 2018 is as follows:

Website development costs at December 31, 2017	$3,145,308
Costs capitalized during the period:
Payroll-based costs	1,132,339
Stock-based costs	1,146,396
Website development costs at June 30, 2018	$5,424,043

Depreciation expense for the three months ended June 30, 2018 and 2017 was $6,613 and $2,065, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $12,243 and $3,335, respectively. Depreciation expense is included in research and development costs and general and administrative costs, as appropriate, in the Company’s condensed consolidated statements of operations.

During the three months ended June 30, 2018 and 2017, the Company recorded amortization expense for website development costs of $433,204 and $53,000, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded amortization expense for website development costs of $782,717 and $53,000, respectively. Amortization expense for website development costs is included in general and administrative costs in the Company’s consolidated statements of operations.

6. Notes Payable to Officer

In May 2018, the Company’s Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that are due on demand, with interest at the minimum applicable Federal rate, which was approximately 2.34% at June 30, 2018. At June 30, 2018, the total principal amount of advances outstanding was $734,536. Accrued interest payable as of June 30, 2018 was $1,496.

7. Convertible Notes Payable

8% Convertible Notes Payable

On June 6, 2018, the Company entered into a securities purchase agreement with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a promissory note, issuable in tranches, in the aggregate principal amount of $1,681,668 for an aggregate purchase price of $1,500,000 (the “Consideration”). On June 11, 2018, an initial tranche of $570,556, which included $15,000 of L2’s legal expenses, was purchased for a price of $500,000, reflecting an original issue discount of $70,556.

L2 may pay, in its sole discretion, additional amounts of the Consideration, at such dates as L2 may choose; provided, however, that L2’s option to pay any additional amount of Consideration terminates on the date that the Company consummates a financing transaction (or series of interconnected financing transactions) after the date hereof, which results in the Company’s receipt of an aggregate amount of $5,000,000 (a “Qualified Financing”). If any portion of the Consideration remains unfunded on the date that the Company consummates a Qualified Financing (the “Remaining Consideration”), then L2 may choose, in its sole discretion, to participate in the Qualified Financing and fund an amount up to the remaining unfunded Consideration on the terms of the Qualified Financing. Further, at any time prior to the consummation of the Qualified Financing, L2 may choose, in its sole discretion, to exchange all or a portion of the outstanding balance of the note for an equivalent portion of the Qualified Financing pursuant to the terms of the Qualified Financing. In the event that the Company has not consummated a Qualified Financing within 45 days after the date hereof (or an event of default occurs under the note), then the note, including accrued interest, shall, at L2’s option, be convertible at any time into shares of the Company’s common stock at a conversion price equal to the lowest Volume Weighted Average Price (“VWAP”) during the ten trading day period ending on the issue date of the note. As of June 30, 2018, the 8% Convertible Notes Payable were convertible into 970,787 shares of the Company’s common stock.

The note bears interest at 8% per annum and the maturity date for each tranche funded is seven months from the date of issuance. The note also requires an increasing premium for any prepayment from 20% for the first 90 days to 38% after 181 days, an increased conversion rate to a 40% discount if in default, a default rate of 18% plus a repayment premium of 40%, plus 5% for each additional default, and liquidated damages in addition to the default rates, ranging from 30% to 100% for certain breaches of the Note. The note is subject to mandatory prepayment, including the above described premiums, equal to 50% of new funds raised by the Company in excess of $11,600,000 in the private placement of its securities.

In addition, on June 11, 2018, the Company issued a warrant to L2, exercisable for 216,120 shares of the Company’s common stock, provided, that at the time of L2’s funding of each additional tranche under the note, if any, the number of shares issuable under the warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche. The warrant is exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cash-less basis. As of June 30, 2018, the June 11, 2018 warrant was exercisable into 216,120 shares of the Company’s common stock at an exercise price of $1.30 per share.

On June 15, 2018, a second tranche of $555,556 was purchased for a price of $500,000, an original issue discount of $55,556. In connection with the second tranche, the Company issued a warrant to L2, exercisable for 210,438 shares of the Company’s common stock. As of June 30, 2018, the June 15, 2018 warrant was exercisable into 210,438 shares of the Company’s common stock at an exercise price of $1.20 per share.

As a result of the closing of the 10% Convertible Debenture offering on June 15, 2018 (see “10% Convertible Debentures” below), L2 no longer has the right to invest in the Company under the L2 securities purchase agreement.

The Company accounts for the warrants and embedded conversion feature of the notes as derivative liabilities, as the Company is required to adjust downward the exercise price of the warrants and the conversion price of the note under certain circumstances, which requires that the Company carry such amounts in its consolidated balance sheet as liabilities at fair value, as adjusted at each period-end.

During the three months and six months ended June 30, 2018, interest of $14,660 was charged to expense, which consisted of $10,159 from the accretion of original issue discount and $4,501 from the accrual of interest payable.

The 8% Convertible Notes Payable consists of the following at June 30, 2018:

Principal amount of notes payable	$1,000,000
Add:
Accreted original issue discount	10,159
Accrued interest payable	4,501
1,014,660
Less unamortized discounts:
Warrants	547,627
Embedded conversion feature	145,431
Total unamortized discounts	693,058
$321,602

During the three months and six months ended June 30, 2018, $67,529 was charged to interest expense from the amortization of debt discounts.

See “Note 13. Subsequent Events” regarding the repayment of the 8% Convertible Notes Payable on September 6, 2018.

10% Senior Convertible Debenture

On June 15, 2018, the Company entered into a securities purchase agreement with four accredited investors to purchase an aggregate of $4,775,000 in principal amount of the Company’s 10% Senior Convertible Debenture, due on June 30, 2019 (the “Debenture”). Included in the aggregate total of $4,775,000 is $1,025,000 from two of the Company’s executives. The Debenture is convertible into an aggregate of 3,698,110 shares of the Company’s common stock based on a conversion price of $1.2912 per share. The Debenture bears interest at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, beginning on December 31, 2018 and is not convertible. Upon the occurrence of certain events, the holders of the Debenture also will be entitled to receive an additional payment, if necessary, to provide the holders with a 20% annual internal rate of return on their investment, as further described in the Debenture.

At any time after the later of (i) March 31, 2019 and (ii) the date that the VWAP (as that term is defined in the Debenture) for any 20 trading days (out of 30 consecutive trading days) is 120% or more of the then conversion price, the Company has the option to redeem some or all of the outstanding principal amount of the Debenture for an amount equal to the principal amount (plus accrued but unpaid interest thereon) being redeemed plus any other amounts due under the Debenture. Otherwise, the Company may not prepay any portion of the principal amount of a Debenture without the prior written consent of the holders of the Debenture.

If the Company undertakes subsequent financings for gross proceeds of at least $20,000,000 (a “Qualified Offering”), the Company has the option to cause the holders to convert their Debenture at a conversion price equal to the lesser of (i) the then conversion price and (ii) the price per share paid for in the Qualified Offering.

As long as any portion of the Debenture remain outstanding, unless investors holding at least 51% in principal amount of the then outstanding Debenture otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness, as set forth in the Debenture.

Additionally, pursuant to a Registration Rights Agreement entered into in connection with the purchase agreement, the Company agreed to register the shares issuable upon conversion of the Debenture for resale by the holders of the Debenture. The Company has committed to file the registration statement by no later than 45 days after June 15, 2018 and to cause the registration statement to become effective by no later than 120 days after June 15, 2018 (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following June 15, 2018). The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such holder of the Debenture pursuant to the purchase agreement. Liquidated damages were waived as part of the roll-over of the Debenture into Series H Convertible Preferred Stock.

The Securities Purchase Agreement also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement (a “Public Information Failure”), then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the amount invested as partial liquidated damages, up to a maximum of six months. Such payments are subject to interest at the rate of 1.0% per month until paid in full. The Debenture was rolled over into Series H Convertible Preferred Stock before the due date for the commencement of liquidated damages.

The Company accounts for the embedded conversion feature of the Debenture as a derivative liability, as the Company is required to adjust downward the conversion price of the Debenture under certain circumstances, which requires that the Company carry such amount in its consolidated balance sheet as a liability at fair value, as adjusted at each period-end.

During the three months and six months ended June 30, 2018, the Company recognized interest expense of $20,844 from the accrual of interest payable.

The 10% Senior Convertible Debenture consists of the following at June 30, 2018:

Principal amount of notes payable, including $1,025,000 to officers	$4,775,000
Add accrued interest payable	20,844
4,795,844
Less unamortized discount:
Embedded conversion feature	452,410
Total unamortized discount	452,410
$4,343,434

During the three months and six months ended June 30, 2018, $18,592 was charged to interest expense from the amortization of debt discount.

See “Note 13. Subsequent Events” for information regarding the conversion of the 10% Senior Convertible Debenture into Series H Convertible Preferred Stock.

8. Redeemable Series G Convertible Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Redeemable Series G Convertible Preferred Stock (“Series G Preferred Stock”) and warrants (“Warrants”) to purchase 63,000 shares of common stock to four investors. The Series G Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Series G Preferred Stock was initially convertible into common stock at a conversion price equal to 85% of the lowest sale price of the common stock over the five trading days preceding the date of the conversion, subject to a maximum conversion price of $16.30, adjusted for a 1-for-10 reverse stock split effective July 26, 2007. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock at any time after November 30, 2003 or buy out all outstanding shares of Series G Preferred Stock at the then conversion price. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

The Warrants expired unexercised on November 29, 2003, and prior to November 2001, 1,631.504 of the initial 1,800 shares of Series G Preferred Stock were converted into the Company’s common stock by the holders thereof. No conversions have taken place since November 2001. The remaining 168.496 shares of Series G Preferred Stock outstanding at June 30, 2018 and December 31, 2017 are convertible into a minimum of 188,791 shares and 98,698 shares of common stock, respectively, and are owned by one of the original Series G investors.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, each holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their shares at the liquidation value of $1,000 per share, or an aggregate amount of $168,496 for the remaining 168,496 shares of Series G Preferred Stock outstanding. The sale of all the assets of the Company on June 28, 2007 triggered the preferred stockholders’ redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it was redeemable preferred stock and is classified in the balance sheet as a mezzanine obligation between liabilities and stockholders’ equity.

9. Stockholders’ Equity

The total number of shares that the Company has the authority to issue is 101,000,000, consisting of 100,000,000 shares of common stock, $0.01 par value per share, and 1,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2018 and December 31, 2017, there were 10,270 authorized shares of preferred stock originally designated as series A through E with designations subsequently eliminated, 2,000 authorized shares of preferred stock designated as “Series F Convertible Preferred Stock”, none of which were outstanding, and 1,800 authorized shares of preferred stock designated as “Series G Convertible Preferred Stock”, of which 168.496 shares were outstanding (see “Note 8. Redeemable Series G Convertible Preferred Stock”).

Series H Convertible Preferred Stock

Information with respect to Series H Convertible Preferred Stock is provided in “Note 13. Subsequent Events”.

Series I Convertible Preferred Stock

Information with respect to Series I Convertible Preferred Stock is provided in “Note 13. Subsequent Events”.

Common Stock

On January 4, 2018, the Company issued an aggregate of 1,200,000 shares of its common stock to an investor in a private placement at a price of $2.50 per share. The Company received gross proceeds of $3,000,000 from the private placement, which was received prior to December 31, 2017, and was therefore classified as restricted cash and as a private placement advance in the consolidated balance sheet at December 31, 2017. Upon completion of the private placement on January 4, 2018, the funds were reclassified to cash and stockholders’ equity.

In connection with the January 4, 2018 closing of the private placement, MDB Capital Group LLC (“MDB”), as the placement agent, was entitled to receive 60,000 shares of the Company’s common stock valued at $150,000 ($2.50 per share) based on the transaction price. In addition, MDB was also entitled to receive warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

On March 30, 2018, the Company issued an aggregate of 500,000 shares of its common stock to the same investor as in the January 4, 2018 private placement in a second closing of the private placement at a price of $2.50 per share. The Company received gross proceeds of $1,250,000 from the private placement. No costs were incurred in connection with the March 30, 2018 closing of the private placement.

In addition, the Company entered into a Registration Rights Agreement with the investor dated January 4, 2018, pursuant to which the Company agreed to register for resale the shares of common stock purchased pursuant to the placement. The Company was also committed to register the 60,000 shares issued to MDB. The Company committed to file the registration statement no later than 200 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) seven business days after the SEC informs the Company that no review of the registration statement will be made or that the SEC has no further comments on the registration statement. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to an investor is 1.0% of the aggregate amount invested by such investor for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested by an investor pursuant to the purchase agreement or the value of the securities registered by the Placement Agent. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted their investment into Series H Convertible Preferred Stock in August 2018. The Company recognized a registration rights penalty of $15,001 for the three and six months ended June 30, 2018, with respect to its registration rights obligation for the common shares issued to MDB in conjunction with the January 4, 2018 placement.

The Company entered into a Registration Rights Agreement with the investor dated March 30, 2018, pursuant to which the Company agreed to register for resale the shares of common stock purchased pursuant to the placement. The Company committed to file the registration statement no later than 270 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) seven business days after the SEC informs the Company that no review of the registration statement will be made or that the SEC has no further comments on the registration statement. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to an investor is 1.0% of the aggregate amount invested by such investor for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested by an investor pursuant to the purchase agreement. The purchaser of the shares of common stock converted their investment into Series H Convertible Preferred Stock in August 2018 prior to the registration rights penalty becoming effective.

See “Common Stock Warrants – Financing” for additional information with respect to a warrant to that was issued in connection with the January 4, 2018 private placement.

Information with respect to the issuance of common stock in connection with acquisition of subsidiaries is provided in “Note 13. Subsequent Events”.

Restricted Stock Awards

On August 11, 2016, management and employees of Amplify, in conjunction with the incorporation of Amplify on July 22, 2016, were issued 12,209,677 shares of common stock, as adjusted for the Recapitalization Exchange Ratio of 4.13607. The shares are subject to a Company option to buy back the shares at the original cash consideration paid, which totals $2,952 or approximately $0.0002 per share. Pursuant to the achievement of the Unique User Performance Condition, as defined, the employees vest their ownership in the shares over a three-year period beginning August 1, 2016, with one-third vesting on August 1, 2017 and the balance monthly over the remaining two years. Because these shares require continued service to the Company, the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award.

During October 2016, management and employees of Amplify were issued an additional 307,475 shares of common stock in connection with this arrangement.

As of December 31, 2017, the Unique User Performance Condition was determined based on 4,977,144 unique users accessing TheMaven channels in November 2017. Based on this level of unique users, 2,453,362 of the shares or 56% subject to the performance condition were released and 1,927,641 of the escrow shares or 44% were subject to the Company’s buy-back right. The Company’s Board of Directors made a determination on March 12, 2018 to waive the buy-back right. This waiver of the buy-back right related to 1,927,641 shares was determined to be a modification of the terms of the restricted stock awards and resulted in incremental compensation cost of $2,756,527 that will be recognized over a period of approximately 1.45 years, with a total of $2,148,811 to be recognized in 2018, of which $226,978 and $1,768,253 was recognized in the three months and six months ended June 30, 2018.

A summary of restricted stock award activity during the six months ended June 30, 2018 is as follows:

			Weighted
	Number of Shares		Average
	Unvested	Vested	Price

Restricted stock awards outstanding at December 31, 2017	6,979,596	5,537,556	$0.41
Vested	(2,088,739)	2,088,739
Forfeited	—	—
Restricted stock awards outstanding at June 30, 2018	4,890,857	7,626,295	$0.72

At June 30, 2018, total compensation cost, including the effect of the waiver of the buy-back right, related to restricted stock awards but not yet recognized was $2,741,137. This cost will be recognized over a period of approximately 1.1 years with a total of $1,586,698 remaining to be recognized before December 31, 2018.

Common Stock Options

On March 28, 2018, the Board of Directors approved an increase in the number of shares of the Company’s common stock reserved for grant pursuant to the 2016 Stock Incentive Plan (the “Plan”) from 3,000,000 shares to 5,000,000 shares. The Plan is administered by the Board of Directors, and there were no grants prior to the formation of the Plan. Shares of common stock that are issued under the Plan or subject to outstanding incentive awards will be applied to reduce the maximum number of shares of common stock remaining available for issuance under the Plan, provided, however, that shares subject to an incentive award that expire will automatically become available for issuance. Options issued under the Plan may have a term of up to ten years and may have variable vesting provisions.

As of June 30, 2018, options to acquire 3,883,003 shares of the Company’s common stock had been granted under the Plan, and options to acquire 1,116,997 shares of common stock remain available for future grant.

In conjunction with the Recapitalization, the Company assumed 175,000 fully-vested options having an exercise price of $0.17 per share and an expiration date of May 15, 2019. Of those options, 125,000 were exercised in June 2018 on a cashless basis resulting in the issuance of 106,154 net shares of common stock,

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock option awards is estimated at the grant date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life.

The fair value of stock options granted during the six months ended June 30, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.60% to 2.77%
Expected dividend yield	0%
Expected volatility	108.59% to 113.87%
Expected life	6 years

Information with respect to the expensing and capitalization stock options and other stock-based compensation is provided in “Note 10. Stock-Based Compensation”.

A summary of stock option activity, including options issued in the form of warrants, during the six months ended June 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Stock options outstanding at December 31, 2017	2,176,637	$1.25
Granted	2,021,250	1.74
Exercised	(125,000)	0.17
Forfeited	(189,884)	1.43
Expired	—	—
Stock options outstanding at June 30, 2018	3,883,003	$1.49	9.29

Stock options exercisable at June 30, 2018	937,271	$1.25	8.78

The aggregate grant date fair value of stock options granted during the six months ended June 30, 2018 was $2,953,964.

The exercise prices of common stock options, including options issued in the form of warrants, outstanding and exercisable are as follows at June 30, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)

Under $1.01	25,000	25,000
$1.01 to $1.25	1,766,753	717,354
$1.26 to $1.50	125,000	1,949
$1.51 to $1.75	665,000	105,000
$1.76 to $2.00	1,055,000	87,968
$2.01 to $2.25	205,000	—
Over $2.25	41,250	—
	3,883,003	937,271

Outstanding stock options to acquire 2,945,732 shares of the Company’s common stock had not vested at June 30, 2018.

As of June 30, 2018, there was approximately $3,312,000 of total unrecognized compensation expense related to stock options granted which is expected to be recognized over a weighted-average period of approximately 2.18 years.

The intrinsic value of exercisable but unexercised in-the-money stock options at June 30, 2018 was approximately $65,100, based on a fair market value of $1.20 per share on June 30, 2018.

Common Stock Warrants – Channel Partner Program

On December 19, 2016, the Company’s Board of Directors approved a program to be administered by management that authorized the Company to issue up to 5,000,000 common stock warrants to provide equity incentive to its Channel Partners to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. On August 23, 2018, the Board of Directors approved a reduction of the number of Warrant Reserve Shares from 5,000,000 to 2,000,000.

A summary of Channel Program common stock warrant activity during the six months ended June 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Channel Program warrants outstanding at January 1, 2018	1,303,832	$1.48
Issued	295,000	1.74
Exercised	—	—
Forfeited	(182,200)	1.33
Expired	—	—
Channel Program warrants outstanding at June 30, 2018	1,416,633	$1.49	4.11

Channel Program warrants exercisable at June 30, 2018	252,125	$1.46	4.06

During the six months ended June 30, 2018, the Company issued 295,000 common stock warrants to fourteen of the Channel Partners. The warrants have a performance condition and once earned vest over three years and expire five years from issuance. The exercise prices range from $1.32 to $2.25 per share with a weighted average price of $1.74 per share. The performance conditions are generally based on the average number of unique visitors on the channel operated by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on TheMaven platform or the revenue generated during the period from issuance date through December 31, 2021. Equity grants with performance conditions that do not have sufficiently large disincentive for non-performance are measured at fair value that is not fixed until performance is complete. The Company recognizes expense for these equity-based payments as the services are received. The Company has specific objective criteria for determination of the period over which services are received and expense is recognized.

 Additional information with respect to stock-based compensation related to the Channel partner Program warrants is provided at “Note 10. Stock-Based Compensation”.

Common Stock Warrants – Financing

On November 4, 2016, in accordance with the Investment Banking Advisory Agreement more fully described in “Note 11. Related Party Transactions”, Integrated issued warrants to MDB to purchase 1,169,607 shares of the Company’s common stock in conjunction with the Recapitalization.

On April 30, 2018, the holders exercised 842,117 warrants under the cashless exercise provisions and received 736,853 shares of common stock upon the exercise when the stock price was $1.60 per share. A total of 327,490 warrants remain outstanding as of June 30, 2018. The warrants have an exercise price of $0.20 per share and expire on November 4, 2021. The aggregate intrinsic value of the 327,490 warrants at June 30, 2018 was approximately $328,000.

On October 19, 2017, the Company, in connection with a private placement of its common stock, issued 119,565 common stock warrants to MDB, which acted as placement agent. The warrants have an exercise price of $1.15 per share and expire on October 19, 2022.

In connection with the January 4, 2018 private placement closing, MDB, as the placement agent, was issued warrants to purchase 60,000 shares of the Company’s common stock. The warrants have an exercise price of $2.50 per share and expire on October 19, 2022.

In connection with the 8% convertible notes issued on June 11, 2018 and June 15, 2018, (see “Note 7. Convertible Notes Payable”), the Company also issued warrants to purchase 216,120 shares and 210,438 shares, respectively, representing a total of 426,558 shares of the Company’s common stock, provided, that at the time of the funding of each additional tranche under the related note, if any, the number of shares issuable under the related warrant shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche. The warrants are exercisable for a period of five years at an exercise price equal to 110% of the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis. The 216,120 warrants and the 210,438 warrants are exercisable at $1.30 and $1.20 per share, respectively. Effective as of August 3, 2018, pursuant to the anti-dilution provision, the Company adjusted the exercise price to $0.50 per share and the number of warrants to purchase 561,912 shares and 505,051 shares, representing a total of 1,066,963 shares of the Company’s common stock

On January 4, 2018 and March 30, 2018, the Company sold 1,200,000 shares and 500,000 shares of common stock, respectively, to Strome Mezzanine Fund LP (“Strome”) at $2.50 per share, representing a total of 1,700,000 shares of common stock for gross proceeds of $4,250,000.

The January 4, 2018 financing transaction did not include any true-up or make-good provisions, nor did it contain any lock-up provisions.

The March 30, 2018 financing transaction included a true-up provision and a lock-up provision. The true-up provision required the Company to issue additional shares of common stock if Strome sold shares on a national securities exchange or the OTC marketplace or in an arm’s-length unrelated third-party private sale in the 90-day period beginning one year after March 30, 2018 at less than $2.50 per share, up to a maximum of one share for each share originally sold to Strome. In addition, the Company entered into a separate agreement with Strome dated March 30, 2018 that extended the true-up provisions to the shares of common stock sold in the January 4, 2018 financing. Accordingly, under this true-up provision, which became effective March 30, 2018, the Company was obligated to issue up to an additional 1,700,000 shares of common stock to Strome without any further consideration under certain conditions in the future. As a result, the maximum number of shares issuable in these transactions and the floor on the price per share were 3,400,000 shares and $1.25 per share, respectively.

On June 15, 2018, the Company entered into a securities purchase agreement with four investors to sell $4,775,000 principal amount of 10% Senior Convertible Debentures. Strome purchased $3,000,000 of such amount and two senior executives of the Company and another investment fund purchased the remaining $1,775,000 of such amount.

On June 15, 2018, the Company also modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which the Company was committed to issue up to 1,700,000 shares of common stock in certain circumstances as described above. As consideration for such modification, the Company issued a warrant to Strome to purchase 1,500,000 shares of common stock, exercisable at an initial price of $1.19 per share for a period of 5 years. The common shares underlying the warrant have certain registration rights. If the underlying common shares are registered, the warrant is exercisable only for cash, and if they are not registered, the warrant may also be exercised on a cashless basis. Strome was also granted observer rights on the Company’s Board of Directors.

At June 30, 2018, the Company accounted for the warrants as a derivative liability, as the Company was required to adjust downward the exercise price of the warrants under certain circumstances, which required that the Company carry such amounts in its consolidated balance sheet as liabilities at fair value, as adjusted at each period-end.

The estimated fair value of this warrant on the June 15, 2018 issuance date of $1,344,648, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as true-up termination fee during the three months ended June 30, 2018. This warrant also had a downward reset provision with a floor of $0.50 per share that required it to be accounted for as a derivative, as a result of which the Company recognized a derivative liability of $1,344,648 at the June 15, 2018 issuance date and at June 30, 2018. As a result of the triggering of this reset provision on August 3, 2018, the Company subsequently reduced the exercise price of the warrant from $1.19 per share to $0.50 per share. As a result of the warrant exercise price being reduced to the floor exercise price on August 3, 2018, the warrant was no longer considered a derivative liability at September 30, 2018.

A summary of common stock financing warrant activity during the six months ended June 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Financing warrants outstanding at December 31, 2017	1,289,172	$0.29
Issued	1,986,558	1.24
Exercised	(842,117)	0.20
Forfeited	—	—
Expired	—	—
Financing warrants outstanding at June 30, 2018	2,433,613	$1.10	4.70

Financing warrants exercisable at June 30, 2018	2,433,613	$1.10	4.70

The aggregate issue date fair value of financing warrants issued during the six months ended June 30, 2018 was $2,505,132.

The exercise prices of common stock financing warrants outstanding and exercisable are as follows at June 30, 2018:

	Financing	Financing
	Warrants	Warrants
Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)

$0.20	327,490	327,490
$1.15	119,565	119,565
$1.19	1,500,000	1,500,000
$1.20	210,438	210,438
$1.30	216,120	216,120
$2.50	60,000	60,000
	2,433,613	2,433,613

The intrinsic value of exercisable but unexercised in-the-money stock warrants at June 30, 2018 was approximately $350,000, based on a fair market value of $1.20 per share on June 30, 2018.

10. Stock-Based Compensation

A summary of stock-based compensation charged to operations or capitalized during the three months and six months ended June 30, 2018 and 2017 is as follows:

	Restricted		Channel
	Stock at	Stock	Partner
	Inception	Options	Warrants	Warrants	Total
During the three months ended June 30, 2018:
Cost of revenue	$-	$-	$18,491	$-	$18,491
Research and development costs	-	1,184	-	-	1,184
General and administrative costs	381,287	439,279	-	-	820,566
Total costs charged to operations	381,287	440,463	-	-	840,241
Capitalized internal-use website development costs	238,417	-	-	-	238,417
Total stock-based compensation	$619,704	$440,463	$18,491	$-	$1,078,658

During the three months ended June 30, 2017:
Cost of revenue	$-	$-	$80,000	$-	$80,000
Research and development costs	-	-	-	-	-
General and administrative costs	269,341	176,016	-	32,335	477,692
Total costs charged to operations	269,341	176,016	80,000	32,335	557,692
Capitalized internal-use website development costs	212,156	-	-	-	212,156
Total stock-based compensation	$481,497	$176,016	$80,000	$32,335	$769,848

During the six months ended June 30, 2018:
Cost of revenue	$-	$-	$155,077	$-	$155,077
Research and development costs	-	1,290	-	-	1,290
General and administrative costs	1,393,862	640,903	-	-	2,034,765
Total costs charged to operations	1,393,862	642,193	155,077	-	2,191,132
Capitalized internal-use website development costs	1,146,396	-	-	-	1,146,396
Total stock-based compensation	$2,540,258	$642,193	$155,077	$-	$3,337,528

During the six months ended June 30, 2017:
Cost of revenue	$-	$-	$-	$-	$-
Research and development costs	-	-	-	-	-
General and administrative costs	539,994	191,512	80,000	32,335	843,841
Total costs charged to operations	539,994	191,512	80,000	32,335	843,841
Capitalized internal-use website development costs	444,841	-	-	-	444,841
Total stock-based compensation	$984,835	$191,512	$80,000	$32,335	$1,288,682

11. Related Party Transactions

Investment Banking Services

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 in cash and issued 162,000 shares of common stock to MDB, which acted as placement agent.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000. In connection with the offering, the Company issued 119,565 shares of common stock and warrants to purchase 119,565 shares of the Company’s common stock to MDB, which acted as placement agent.

On January 4, 2018, the Company completed a private placement of its common stock, selling 1,200,000 shares at $2.50 per share, for total gross proceeds of $3,000,000. In connection with the offering, MDB, which acted as placement agent, was entitled to 60,000 shares of common stock and warrants to purchase 60,000 shares of the Company’s common stock.

Mr. Christopher Marlett was a director of the Company until February 1, 2018. Mr. Marlett is the Chief Executive Officer of MDB. Mr. Gary Schuman, who was the Chief Financial Officer of the Company until May 15, 2017, is the Chief Financial Officer and Chief Compliance Officer of MDB. The Company compensated Mr. Schuman for his services at the rate of $3,000 per month until his resignation. Mr. Robert Levande was a director of the Company until July 5, 2017. Mr. Levande is a senior managing director of MDB.

Service Contracts

Ms. Rinku Sen became a director of the Company in November 2017 and has provided consulting services and operates a channel on the Company’s platform. During the three months ended June 30, 2018 and 2017, the Company paid Ms. Sen $12,000 and $0, respectively, for these services. During the six months ended June 30, 2018 and 2017, the Company paid Ms. Sen $15,521 and $0, respectively, for these services.

Effective on September 20, 2017, the Company entered into a six-month contract, with automatic renewals unless cancelled, with a company located in Nicaragua that is owned by Mr. Christopher Marlett, a then director of the Company, to provide content conversion services. During the three months ended June 30, 2018 and 2017, the Company paid $8,450 and $0, respectively, for these services. During the six months ended June 30, 2018 and 2017, the Company paid $20,150 and $0, respectively, for these services.

Notes Payable to Officers

In May 2018, the Company’s Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable Federal rate, which was approximately 2.34% at June 30, 2018. At June 30, 2018, the total principal amount of advances outstanding was $734,536. Accrued interest payable as of June 30, 2018 was $1,520.

On June 15, 2018, four investors invested a total of $4,775,000 in a convertible debt offering (“Debentures”). Included in the total was an investment of $1,000,000 by the Company’s Chief Executive Officer and $25,000 from the Company’s President. Interest is payable on the Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the Debentures are due and payable on June 30, 2019 (the “Maturity Date”). On the Maturity Date, and on any conversion prior to the Maturity Date, each Investor will be entitled to receive additional interest payments to provide the Investor with a 20% annual Internal Rate of Return. The Company will recognize this annual Internal Rate of Return requirement for accounting purposes when such Debentures are repaid or otherwise satisfied.

12. Commitments and Contingencies

Operating Lease

In April 2018, the Company entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Suite 200, Seattle, Washington 98101. The sublease has a term of 41 months, commencing on June 1, 2018, with base rent at a rate of $25.95 per square foot per annum in months 1 through 12, rising to $37 per square foot in months 37 to 41. Upon execution of the sublease in April 2018, the Company paid $60,249 as prepaid rent and a security deposit of $22,992. The following table shows the aggregate commitment by year:

Years Ending December 31:
2018 (July – December)	$97,000
2019	233,000
2020	265,000
2021	227,000
$822,000

Revenue Guarantee

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. During the three months ended June 30, 2018 and 2017, the Company paid Channel Partner guarantees of $397,200 and $53,333, respectively. During the six months ended June 30, 2018 and 2017, the Company paid Channel Partner guarantees of $803,486 and $98,000, respectively. To the extent that the fixed monthly minimum paid exceeds the earned revenue share (the “Over Advance”) in any month during the first 12 to 24 months (the “Guarantee Period”), then the Company may recoup the aggregate Over Advance that was expensed in the Guarantee Period during the 12 months following the Guarantee Period of the publisher contract to the extent that the earned revenue share exceeds the monthly minimum in those future months. As of June 30, 2018, the aggregate commitment was $547,000 and the Over Advance contingent amount that the Company may recoup is approximately $500,000. The following table shows the aggregate commitment by year:

Years Ending December 31:
2018 (July – December)	$405,000
2019	142,000
$547,000

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

13. Subsequent Events

Notes Payable to Officers

On July 13, 2018, the Company borrowed $225,000 from the Chief Executive Officer and issued a new promissory note payable upon demand with interest at the minimum applicable federal rate of approximately 2.34% per annum.

Warrant Adjustment

Effective as of August 3, 2018, the Company adjusted the exercise price of a warrant to purchase up to 1,500,000 shares of the Company’s common stock that was issued to the investor on June 15, 2018 from $1.19 per share to $0.50 per share.

Series H Convertible Preferred Stock

On August 8, 2018, 23,000 authorized shares of the Company’s preferred stock were designated as “Series H Convertible Preferred Stock”. On August 10, 2018, the Company closed on a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued an aggregate of 19,399 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 58,784,849 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share (the “Conversion Price”), for aggregate gross proceeds of $19,399,000. Of the shares of Series H Preferred Stock issued, 5,730 shares were issued upon conversion of an aggregate principal amount of $4,775,000, plus prepayment obligations of $955,000, of the 10% Convertible Debenture issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to James Heckman, the Company’s Chief Executive Officer, and 30 shares of Series H Preferred Shares issued to Josh Jacobs, the Company’s President. Also included in the shares of Series H Preferred Stock issued was 669 shares of Series H Preferred Stock issued to B. Riley FBR, Inc. (“B. Riley FBR”) for its services as placement agent.

B. Riley FBR is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing. In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing. John A. Fichthorn joined the Board of Directors of the Company in September 2018 and was elected as Chairman of the Board of Directors and Chairman of the Finance and Audit Committee in November 2018. Mr. Fichthorn currently serves as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Todd D. Sims also joined the Board of Directors of the Company in September 2018 and is also a member of the Board of Directors of B. Riley. Mr. Fichthorn and Mr. Sims serve on the Board of Directors of the Company as designees of B. Riley. Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to supports it acquisitions of HubPages, Inc. and Say Media, Inc., and for refinancing and working capital purposes.

The number of shares of common stock issuable upon conversion of the Series H Preferred Stock is currently 58,784,848 shares. The terms of Series H Preferred Stock and the number of shares of common stock issuable is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. In addition, if at any time prior to the nine month anniversary of the closing date, the Company sells or grants any option or right to purchase or issues any shares of common stock, or securities convertible into shares of common stock, with net proceeds in excess of $1,000,000 in the aggregate, entitling any person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. All of the shares of Series H Preferred Stock shall convert automatically into shares of common stock on the fifth anniversary of the closing date at the then Conversion Price.

The Company used the net proceeds from the financing to consummate its acquisitions of HubPages and Say Media, and for working capital and general corporate purposes.

Additionally, pursuant to a Registration Rights Agreement (“Registration Rights Agreement”) entered into in connection with the Securities Purchase Agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the investors. The Company has committed to file the registration statement by no later than 75 days after the Closing Date and to cause the registration statement to become effective by no later than 120 days after the closing date (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following the closing date). The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such Investor pursuant to the Purchase Agreement. See “Registration Rights Penalties”.

The Securities Purchase Agreement also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement (a “Public Information Failure”), then the Company will be obligated to pay to each holder a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months. Such payments are subject to interest at the rate of 1% per month until paid in full. The Company did not incur any obligation under this provision at June 30, 2018.

Acquisition of HubPages, Inc.

On August 23, 2018, the Company consummated the merger between HubPages and the Company’s wholly-owned subsidiary, HP Acquisition Co., Inc. (“HPAC”), in which HPAC merged with and into HubPages, with HubPages continuing as the surviving corporation in the merger and a wholly-owned subsidiary of the Company, pursuant to the terms of the Agreement and Plan of Merger, dated as of March 13, 2018, as amended, among the Company, HubPages, HPAC and Paul Edmondson, solely in his capacity as a representative of the HubPages security holders.

In connection with the consummation of the merger, the Company paid a total of $10,000,000 to the stockholders and holders of vested options of HubPages. The Company also issued a total of 2,400,000 shares of the Company’s common stock, subject to vesting, to certain key personnel of HubPages who agreed to continue their employment with HubPages subsequent to the closing of the transaction.

Repayment of 8% Convertible Notes Payable

On September 6, 2018, the Company repaid the 8% Convertible Notes Payable to L2. The total amount borrowed was $1,000,000, and under the terms of the loan agreement the Company repaid $1,351,334 to satisfy the debt obligation. A loss on repayment of the debt in the amount of $499,760 was recorded upon repayment.

10% Original Issue Discount Senior Secured Debentures

On October 18, 2018, the Company entered into a purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which the Company issued to the investors 10% Original Issue Discount Senior Secured Debentures in the aggregate principal amount of $3,500,000, which, after taking into account the 5% original issue discount, and legal fees and expenses of the investors, resulted in the Company receiving net proceeds of $3,285,000.

The debentures are due and payable on October 31, 2019 (the “Maturity Date”). Interest accrued on the debentures at the rate of 10% per annum, payable on the earlier of conversion, redemption or the Maturity Date.

The debentures are convertible into shares of the Company’s common stock at the option of the investor at any time prior to the Maturity Date, at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions. If the Company does not perform certain of its obligations in a timely manner, it must pay liquidated damages to the investors as set forth in the debenture.

Upon the Company’s first equity or debt financing following the issuance of the debentures (a “Subsequent Financing”), the Company has the option to redeem some or all of the outstanding principal amount of the debentures for an amount equal to the principal amount (plus accrued but unpaid interest thereon) being redeemed plus any other amounts due under the debentures. Otherwise, the Company may not prepay any portion of the principal amount of a debenture without the prior written consent of the investor.

The debentures further provide that, subject to the Company exercising its rights to redeem the debentures as described above, upon the consummation of the first Subsequent Financing, the investors shall exchange the outstanding principal amount of the debentures (plus accrued but unpaid interest thereon and all other amounts then due under the debentures) for any securities or units (including warrants) issued in such Subsequent Financing on a $1.00 principal amount of debenture for $1.00 new subscription amount basis based on the outstanding principal amount of the debentures, along with any accrued but unpaid interest, and all other amounts then due under the debentures.

In connection with this financing, the Company also issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock. See “12% Senior Secured Subordinated Convertible Debentures” for a description of the subsequent roll-over of the 10% Original Issue Discount Senior Secured Debentures into 12% Senior Secured Subordinated Convertible Debentures.

12% Senior Secured Subordinated Convertible Debentures

On December 12, 2018, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company issued to the investors 12% Senior Secured Subordinated Convertible Debentures (the “12% Debentures”) in the aggregate principal amount of $13,091,528, which includes (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% Original Issue Discount Senior Secured Debentures issued to two of the investors on October 18, 2018, and (ii) a placement fee, payable in cash, of $540,000 to the Company’s placement agent, B. Riley FBR, in the offering. After taking into account legal fees and expenses of the investors, the Company received net proceeds of $8,950,000.

The 12% Debentures are due and payable on December 31, 2020 (the “Maturity Date”). Interest accrues on the 12% Debentures at the rate of 12% per annum, payable on the earlier of conversion or the Maturity Date.

Subject to the Company receiving shareholder approval to increase its authorized shares of common stock, principal and interest accrued on the 12% Debentures are convertible into shares of common stock, at the option of the investor at any time prior to the Maturity Date, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. If the Company does not perform certain of its obligations in a timely manner, it must pay liquidated damages to the investors as set forth in the 12% Debentures.

As long as any portion of the 12% Debentures remain outstanding, unless investors holding at least 51% in principal amount of the then outstanding 12% Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness, as set forth in the 12% Debentures.

The Company’s obligations under the 12% Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto.

On March 18, 2019, the Company entered into a purchase agreement with two accredited investors, including John Fichthorn, the Company’s Chairman of the Board of Directors, pursuant to which the Company issued 12% Debentures in the aggregate principal amount of $1,696,000, which includes a placement fee of $96,000 paid to B. Riley in the form of a 12% Debenture, for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses of $10,000 which were paid in cash, the Company received net proceeds of $1,590,000.

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Debentures in the aggregate principal amount of $318,000, which includes a placement fee of $18,000 paid to B. Riley in the form of a 12% Debenture for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $300,000.

On April 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of the Company’s Board of Directors, pursuant to which the Company issued a 12% Debenture in the aggregate principal amount of $100,000. In connection with this placement, B. Riley waived its placement fee of $6,000 for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $100,000.

The 12% Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are convertible into shares of the Company’s common stock at the option of the investor at any time prior to the Maturity Date, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. All other terms of the 12% Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are identical to the 12% Debentures issued on December 12, 2018.

Additionally, pursuant to the Registration Rights Agreements (“Registration Rights Agreements”) entered into in connection with the purchase agreements on March 18, 2019, March 27, 2019 and April 8, 2019, the Company agreed to register the shares issuable upon conversion of the 12% Debentures for resale by the investors. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the Series H Underlying Shares have been registered pursuant to a registration statement under that certain Registration Rights Agreement, dated as of August 9, 2018. The Registration Rights Agreements provide for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such Investor pursuant to the purchase agreement. See “Registration Rights Penalties”.

The Securities Purchase Agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement (a “Public Information Failure”), then the Company will be obligated to pay to each holder a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months. Such payments are subject to interest at the rate of 1% per month until paid in full. See “Public Information Failure Penalties”.

Acquisition of Say Media, Inc.

On October 12, 2018, the Company, Say Media, Inc., a Delaware corporation (“Say Media”), SM Acquisition Co., Inc., a Delaware corporation (“SMAC”), which is a wholly-owned subsidiary of the Company incorporated in Delaware on September 6, 2018 to facilitate the merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders, entered into an Agreement and Plan of Merger (as amended on October 17, 2018), pursuant to which SMAC will merge with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly-owned subsidiary of the Company.

On December 12, 2018, the Company consummated the merger with Say Media, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 12, 2018, as amended.

In connection with the consummation of the merger, the Company paid (i) $6,703,653 to a creditor of Say Media, (ii) a transaction bonus of $250,000 to a designated employee of Say Media, and (iii) a further $55,246 to Say Media’s legal counsel for legal fees and expenses, in additional to a previously paid deposit of $450,000, incurred in connection with the Merger. The Company also issued a total of 2,000,000 shares of common stock, subject to vesting, to certain key personnel of Say Media who agreed to continue their employment with Say Media subsequent to the closing of the transaction. Furthermore, under the terms of the Merger Agreement, the Company is obligated to issue up to 5,500,000 shares of its common stock to the former holders of Say Media’s Preferred Stock.

2016 Equity Incentive Plan

In August 2018, the Company increased the authorized number of shares of common stock under the 2016 Equity Incentive Plan (the “2016 Plan”) to 10,000,000 shares from 5,000,000 shares. The Company’s shareholders have not yet ratified this increase in the number of shares authorized under the 2016 Plan.

2019 Equity Incentive Plan

On April 4, 2019, the Board of Directors of the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to seek, to better secure, and to retain the services of a select group of persons, to provide incentives for those persons to exert maximum efforts for the success of the Company and its affiliates, and to provide a means by which those persons have an opportunity to benefit from increases in the value of the Company’s common stock through the granting of stock awards.

The 2019 Plan allows the Company to grant non-statutory stock options, stock appreciation rights, restricted stock awards and/or restricted stock units awards to acquire up to 48,364,018 shares of the Company’s common stock to the Company’s employees, directors and consultants, all of which require the achievement of certain price targets by the Company’s common stock.

From April 10, 2019 through June 11, 2019, the Company granted stock options pursuant to the 2019 Plan to acquire 48,730,300 shares of the Company’s common stock to officers, directors, employees and consultants, of which 48,364,018 shares were granted in accordance with the plan’s authorized share limit and the remaining 366,282 shares were in excess of the plan’s authorized share limit. The Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under this plan; accordingly, any stock option grants under this plan are considered as unfunded.

Equity Grants Outside of 2016 Equity Incentive Plan and 2019 Equity Incentive Plan

From September 1, 2018 through March 11, 2019, the Company granted restricted stock awards for 1,039,839 shares of common stock and stock options to acquire 3,726,000 shares of the Company’s common stock to officers, directors and employees outside of the 2016 Plan and the 2019 Plan. As the Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of these stock options, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Registration Rights Penalties

Common Stock – On July 23, 2018, the Company determined that the registration statement covering the Common Stock sold on January 4, 2018 to MDB for their placement services would not be declared effective within the requisite time frame, and therefore the Company accrued liquidated damages under the registration rights agreement aggregating $15,001, which is presented as a current liability at June 30, 2018.

Series H Convertible Preferred Stock – On October 23, 2018, the Company determined that the registration statement covering the Series H Convertible Preferred Stock sold on August 10, 2018 would not be declared effective within the requisite time frame and therefore, as of August 10, 2018, the Company accrued six months liquidated damages under the registration rights agreement aggregating $1,066,500, which will be presented as a current liability at September 30, 2018.

Public Information Failure Penalties

12% Senior Secured Subordinated Debentures – On June 12, 2019, the Company determined that it had failed to satisfy a public information requirement, as described in the Securities Purchase Agreement covering the 12% Senior Secured Subordinated Debentures sold on December 12, 2018 and therefore, as of June 12, 2019, the Company accrued liquidated damages under the agreement aggregating $785,492, which will be presented as a current liability at June 30, 2019. The public information failure penalty bears interest at 1% per month from the date of the failure until paid.

Appointment of New Chief Financial Officer

On May 3, 2019, the Company announced the appointment of Douglas Smith as the Company’s Chief Financial Officer.

Pursuant to the terms of an Employment Agreement with the Company, dated as of May 1, 2019, Mr. Smith shall receive an annual salary of $400,000 and be entitled to receive bonuses to be agreed by Company and Mr. Smith in good faith from time to time based on then current financial status of the Company. If Mr. Smith’s employment with the Company is terminated by the Company Without Cause or by Mr. Smith for Good Reason (as those terms are defined in the Employment Agreement), then Mr. Smith shall be entitled to receive a lump sum payment equal to six months of his annual salary.

Mr. Smith was granted options to purchase up to 1,500,000 shares of the Company’s common stock, having an exercise price of $0.57 per share, a term of 10 years, and subject to vesting as described below. These options were granted outside of the 2016 Plan and the 2019 Plan. Of the 1,500,000 options granted: (i) 1,000,000 options will vest over 36 months, with 1/3 vesting after 12 months of continuous service and 1/36 vesting monthly for each month of continuous service thereafter; and (ii) 500,000 will vest over 36 months, with 1/3 vesting after 12 months of continuous service and 1/36 vesting monthly for each month of continuous service thereafter, subject to the Company’s common stock being listed on a national securities exchange.

Mr. Smith was also granted options to purchase up to 1,064,008 shares of the Company’s common stock, having an exercise price of $0.46 per share, a term of 10 years, and subject to vesting based both on time and targets tied to the Company’s common stock, as follows: (i) the options will vest over 36 months, with 1/3 vesting after 12 months of continuous service and 1/36 vesting monthly for each month of continuous service thereafter; and (ii) the Company’s common stock must be listed on a national securities exchange, with incremental vesting upon achievement of certain stock price targets based on a 45-day VWAP during which time the average monthly trading volume of the common stock must be at least 15% of the Company’s aggregate market capitalization.

Acquisition of TheStreet, Inc. and Partnership with Cramer Digital

On June 11, 2019, the Company, TST Acquisition Co., Inc., a Delaware corporation (“TSTAC”), a newly-formed indirect wholly-owned subsidiary of the Company, and TheStreet, Inc., a Delaware corporation (“TheStreet”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which TSTAC will merge with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement provided that all issued and outstanding shares of common stock of TheStreet (other than those shares with respect to which appraisal rights have been properly exercised) will be exchanged for an aggregate of $16,500,000 in cash (the “Merger Consideration”). Pursuant to the terms of the Merger Agreement, on June 10, 2019, the Company deposited the Merger Consideration into an escrow account pursuant to an Escrow Agreement, dated June 10, 2019, by and among the Company, TheStreet and Citibank, N.A., as escrow agent.

On August 7, 2019, the Company consummated the merger between TheStreet and TSTAC, pursuant to which TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as an indirect wholly-owned subsidiary of the Company (the “Merger”), pursuant to the terms of the Merger Agreement dated as of June 11, 2019, as amended. In connection with the consummation of the Merger, the Company paid a total of $16,500,000 in cash to TheStreet’s stockholders. This transaction was funded through a debt financing arranged by a subsidiary of B. Riley Financial, Inc. (see “Amended and Restated Note Purchase Agreement” below).

On August 8, 2019, in connection with the Merger, finance and stock market expert Jim Cramer, who co-founded TheStreet, agreed to enter into a new partnership with TheStreet through Cramer Digital, a new production company featuring the digital rights and content created by Mr. Cramer and his team of financial experts. The partnership will allow Mr. Cramer to continue his subscription and content offerings, and will be under his editorial control. The Company expects that TheStreet’s senior management will continue with the Company subsequent to the Merger.

Note Purchase Agreement

On June 10, 2019, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with one accredited investor, BRF Finance Co., LLC (the “Investor”), an affiliated entity of B. Riley FBR, pursuant to which the Company issued to the Investor a 12.0% senior secured note (the “Note”), due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account B. Riley’s placement fee of $1,000,000 and legal fees and expenses of the Investor, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into escrow the fund the Merger Consideration and the balance of $2,365,000 will be used by the Company for working capital and general corporate purposes.

ABG-SI LLC Licensing Agreement

On June 14, 2019, the Company and ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, entered into a Licensing Agreement (the “Licensing Agreement”) pursuant to which the Company shall have the exclusive right and license in the United States, Canada, Mexico, The United Kingdom, The Republic of Ireland, Australia and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Licensed Business”). The Company is not required to implement geofiltering or other systems to prevent users located outside the territory from accessing the digital channels in the territory.

The initial term of the Licensing Agreement shall commence upon the termination of the Meredith License Agreement (as defined below) and shall continue through December 31, 2029. The Company has the option, subject to certain conditions, to renew the term of the Licensing Agreement for nine consecutive renewal terms of 10 years each (collectively, the “Term”), for a total of 100 years.

The Licensing Agreement provides that the Company shall pay to ABG annual royalties in respect of each year of the Term based on gross revenues (“Royalties”) with guaranteed minimum annual amounts. The Company has prepaid ABG $45,000,000 against future Royalties. ABG will pay to the Company a share of revenues relating to certain Sports Illustrated business lines not licensed to the Company, such as commerce. The two companies will be partnering in building the brand worldwide.

Pursuant to a publicly announced agreement between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith currently operates the Licensed Business under license from ABG (the “Meredith License Agreement). Maven and ABG are pursuing discussions with Meredith for it to continue to operate certain aspects of the business, including print operations, however the Licensing Agreement is not contingent on reaching such an agreement with Meredith.

The Company has agreed to issue to ABG within 30 days of the execution of the Licensing Agreement warrants to acquire common stock of the Company representing 10% of the Company’s fully diluted equity securities (“Warrants”). Half the Warrants shall have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the Warrants shall have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The documentation for all the Warrants shall provide for the following additional terms: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants shall vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by the Company of the Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants shall vest based on the achievement of certain performance goals for the Licensed Business in calendar years 2020, 2021, 2022 or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants shall be vested; (4) all of the Warrants shall automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (5) ABG shall have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

Additionally, Ross Levinsohn, the former senior executive from Fox and Yahoo!, has agreed to become the new CEO of the Licensed Business. His employment agreement with the Company is pending and has not yet been finalized.

Mr. Levinsohn was a director of the Company from November 4, 2016 through October 20, 2017. In conjunction with Mr. Levinsohn’s services as a director of the Company, he received Restricted Stock Awards for 245,434 shares of common stock. Mr. Levinsohn retained his Restricted Stock Awards and they continued to vest subsequent to his resignation from the Board of Directors on October 20, 2017. The Restricted Stock Awards will continue to vest through October 16, 2019. In conjunction with the vesting of the Restricted Stock Awards, the Company recognized stock-based compensation cost of $16,616 and $55,003 for the three months and six months ended June 30, 2018, respectively, and $28,634 and $14,317 for the three months and six months ended June 30, 2017, respectively, which was included in general and administrative expenses in the statement of operations.

On April 10, 2019, the Company entered into an Advisory Services Agreement with Mr. Levinsohn to provide advisory services with respect to strategic transactions in the media and digital publishing industries, in exchange for which Mr. Levinsohn was granted a stock option to purchase 532,004 shares of common stock, exercisable for a period of 10 years at $0.46 per share (the closing market price on April 10, 2019) subject to vesting (i) based on the achievement by the Company of stock price and liquidity targets and becoming listed on a national securities exchange and (ii) a concurrent 36-month vesting period with a 12-month cliff. At April 10, 2019, the shares of common stock underlying the stock option are not authorized and available for issuance and, as such, are considered to be an unfunded stock option and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock option.

On June 11, 2019, Mr. Levinsohn was granted a stock option to acquire 2,000,000 shares of common stock under the Company’s 2019 Stock Incentive Plan, vesting monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and a further 1/36 vesting at the end of each month of continuous service thereafter, exercisable for a period of ten years at $0.42 per share (the closing market price on June 11, 2019), and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock option. This stock option was issued in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement.

Mr. Levinsohn has also entered into an agreement with the Company to purchase $500,000 of the Company’s newly-designated Series I Convertible Preferred Stock.

Amended and Restated Note Purchase Agreement

On June 14, 2019, the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with one accredited investor, BRF Finance Co., LLC (the “Investor”), an affiliated entity of B. Riley FBR, Inc. (“B. Riley”), which amended and restated that previously disclosed Note Purchase Agreement, dated June 10, 2019, by and among the Company and the Investor. Pursuant to the Amended Note Purchase Agreement, the Company issued an amended and restated 12.0% senior secured note (the “Amended Note”), due June 14, 2022, in the aggregate principal amount of $68,000,000, which Amended Note amends, restates and supersedes that $20,000,000 12.0% senior secured note issued by the Company on June 10, 2019 to the Investor. The Company received additional gross proceeds of $48,000,000, which after taking into account B. Riley’s placement fee of $2,400,000 and legal fees and expenses of the Investor, the Company received net proceeds of $45,550,000, of which $45,000,000 was paid to ABG-SI LLC against future royalties in connection with the Company’s previously announced Licensing Agreement, dated June 14, 2019, with ABG-SI LLC, and the balance of $550,000 will be used by the Company for working capital and general corporate purposes

Series I Convertible Preferred Stock

On June 27, 2019, 25,800 authorized shares of the Company’s preferred stock were designated as “Series I Convertible Preferred Stock”. On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”) at a stated value of $1,000, initially convertible into 46,000,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share (the “Conversion Price”), for aggregate gross proceeds of $23,100,000.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $1,386,000 plus $52,500 in reimbursement of legal fees and other transaction costs. The Company has used a portion of the net proceeds from the financing to partially re-pay that previously announced Amended and Restated 12.0% Senior Secured Note, due June 14, 2022, in the aggregate principal amount of $68,000,000, issued on June 14, 2019 to an affiliated entity of B. Riley, and to pay deferred fees of approximately $3,400,000 related to that borrowing facility.

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the above described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates and continues to internally develop an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel will be operated by an invitation-only channel partner (“Channel Partner”) drawn from subject matter experts, reporters, group evangelists and social leaders. Channel Partners will publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network.

The Company’s growth strategy includes the acquisition of related online media, publishing and technology businesses that management believes will expand the scale of unique users interacting on the Company’s technology platform. The Company believes that with an increased scale in unique users, it will be able to obtain improved advertising terms and grow advertising revenue. In 2018, the Company completed two acquisitions as described below at “Recent Developments”.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described herein. The Company has not yet developed sustainable revenue-generating operations to date, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

The Company’s common stock is traded on the Over-the-Counter Market under the symbol “MVEN”.

Correction of Accounting Errors - Restatement for the Three Months and Six Months Ended June 30, 2018

On September 28, 2018, the Company originally filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 with the SEC (and subsequently filed Amendment No. 1 to such report on October 12, 2018 to submit XBRL files as Exhibit 101) that included its condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 and 2017. These condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 had not been reviewed by an independent certified public accounting firm in accordance with Public Company Accounting Oversight Board Section AS 4105: Reviews of Interim Financial Information prior to such filing with the SEC. The condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2017 included in such report were not revised from their original filing in 2017.

The condensed consolidated unaudited financial statements for the three months and six months ended June 30, 2018 included herein have been reviewed by the Company’s independent certified public accounting firm in accordance with Public Company Accounting Oversight Board Section AS 4105: Reviews of Interim Financial Information. In conjunction with the review, the Company made various adjustments and revisions to the previously filed financial statements for the three months and six months ended June 30, 2018, as well as to the related footnotes and management’s discussion and analysis included therein, to correct certain accounting errors. A summary of the impact of the adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three months and six months ended June 30, 2018 to correct the accounting errors is presented below. These adjustments primarily reflect certain reclassifications and corrections to the accounting treatment for the issuance of certain fully-vested warrants and the issuance of certain derivatives and debt discounts associated with debt financing transactions entered into during the three months and six months ended June 30, 2018.

	June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED BALANCE SHEET:

ASSETS:
Total current assets	$628,778	$-	$628,778
Total assets	$10,845,572	$14,384	$10,859,956

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Derivative liabilities	$1,856,394	$620,946	$2,477,340
Notes payable	2,895,103	2,505,965	5,401,068
Liquidated damages payable under registration rights agreements	-	15,001	15,001
Other current liabilities	1,460,227	(444,871)	1,015,356
Total liabilities	6,211,724	2,697,041	8,908,765
Redeemable Series G convertible preferred stock	168,496	-	168,496
Total stockholders’ equity	4,465,352	(2,682,657)	1,782,695
Total liabilities and stockholders’ equity	$10,845,572	$14,384	$10,859,956

	Three Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Revenue	$216,356	$-	$216,356
Gross loss	(867,966)	(18,491)	(886,457)
Total operating expenses	2,729,691	260,246	2,989,937
Loss from operations	(3,597,657)	(278,737)	(3,876,394)
Change in derivatives valuation	315,194	(186,650)	128,544
Interest expense	(179,155)	55,612	(123,543)
Interest income	-	14,384	14,384
Termination fee	-	(1,344,648)	(1,344,648)
Liquidated damages under registration rights agreements	-	(15,001)	(15,001)
Net loss	(3,461,618)	(1,755,040)	(5,216,658)
Basic and diluted net loss per common share	$(0.14)	$(0.07)	$(0.21)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Revenue	$303,041	$-	$303,041
Gross loss	(1,816,989)	(18,491)	(1,835,480)
Total operating expenses	5,352,597	260,246	5,612,843
Loss from operations	(7,169,586)	(278,737)	(7,448,323)
Change in derivatives valuation	315,194	(186,650)	128,544
Interest expense	(179,155)	55,612	(123,543)
Interest income	-	14,384	14,384
Termination fee	-	(1,344,648)	(1,344,648)
Liquidated damages under registration rights agreements	-	(15,001)	(15,001)
Net loss	(7,033,547)	(1,755,040)	(8,788,587)
Basic and diluted net loss per common share	$(0.29)	$(0.08)	$(0.36)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY:

Common stock, shares outstanding	30,975,206	143,810	31,119,016
Common stock, par value	$309,751	$1,438	$311,189
Additional paid-in capital	19,661,219	(929,055)	18,732,164
Accumulated deficit	(15,505,618)	(1,755,040)	(17,260,658)
Total stockholders’ equity	$4,465,352	$(2,682,657)	$1,782,695

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:

Net cash used in operating activities	$(4,104,967)	$-	$(4,104,967)
Net cash used in investing activities	(7,157,631)	-	(7,157,631)
Net cash provided by financing activities	7,759,536	-	7.759,536
Net decrease in cash and restricted cash	(3,503,062)	-	(3,503,062)
Balance at beginning of period	3,619,249	-	3,619,249
Balance at end of period	$116,187	$-	$116,187

Recent Developments

Notes Payable to Officers

On July 13, 2018, the Company borrowed $225,000 from its Chief Executive Officer and issued a new promissory note payable upon demand with interest at the minimum applicable federal rate of approximately 2.34% per annum.

Warrant Adjustment

Effective as of August 3, 2018, the Company adjusted the exercise price of a warrant to purchase up to 1,500,000 shares of the Company’s common stock that was issued to the investor on June 15, 2018 from $1.19 per share to $0.50 per share.

Series H Convertible Preferred Stock

On August 8, 2018, 23,000 authorized shares of the Company’s preferred stock were designated as “Series H Convertible Preferred Stock”. On August 10, 2018, the Company closed on a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued an aggregate of 19,399 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 58,784,849 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share (the “Conversion Price”), for aggregate gross proceeds of $19,399,000. Of the shares of Series H Preferred Stock issued, 5,730 shares were issued upon conversion of an aggregate principal amount of $4,775,000, plus prepayment obligations of $955,000, of the 10% Convertible Debenture issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to James Heckman, the Company’s Chief Executive Officer, and 30 shares of Series H Preferred Shares issued to Josh Jacobs, the Company’s President. Also included in the shares of Series H Preferred Stock issued was 669 shares of Series H Preferred Stock issued to B. Riley FBR, Inc. (“B. Riley FBR”) for its services as placement agent.

B. Riley FBR is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing. In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing. John A. Fichthorn joined the Board of Directors of the Company in September 2018 and was elected as Chairman of the Board of Directors and Chairman of the Finance and Audit Committee in November 2018. Mr. Fichthorn currently serves as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Todd D. Sims also joined the Board of Directors of the Company in September 2018 and is also a member of the Board of Directors of B. Riley. Mr. Fichthorn and Mr. Sims serve on the Board of Directors of the Company as designees of B. Riley. Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to supports it acquisitions of HubPages, Inc. and Say Media, Inc., and for refinancing and working capital purposes.

The number of shares of common stock issuable upon conversion of the Series H Preferred Stock is currently 58,784,848 shares. The terms of Series H Preferred Stock and the number of shares of common stock issuable is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. In addition, if at any time prior to the nine month anniversary of the closing date, the Company sells or grants any option or right to purchase or issues any shares of common stock, or securities convertible into shares of common stock, with net proceeds in excess of $1,000,000 in the aggregate, entitling any person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. All of the shares of Series H Preferred Stock shall convert automatically into shares of common stock on the fifth anniversary of the closing date at the then Conversion Price.

The Company used the net proceeds from the financing to consummate its acquisitions of HubPages and Say Media, and for working capital and general corporate purposes.

Additionally, pursuant to a Registration Rights Agreement (“Registration Rights Agreement”) entered into in connection with the securities purchase agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the investors. The Company has committed to file the registration statement by no later than 75 days after the Closing Date and to cause the registration statement to become effective by no later than 120 days after the closing date (or, in the event of a full review by the staff of the Securities and Exchange Commission, 150 days following the closing date). The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such Investor pursuant to the Purchase Agreement. See “Registration Rights Penalties”.

The Securities Purchase Agreement also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement (a “Public Information Failure”), then the Company will be obligated to pay to each holder a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months. Such payments are subject to interest at the rate of 1% per month until paid in full. The Company did not incur any obligation under this provision at June 30, 2018.

Acquisition of HubPages, Inc.

On August 23, 2018, the Company consummated the merger between HubPages and the Company’s wholly-owned subsidiary, HP Acquisition Co., Inc. (“HPAC”), in which HPAC merged with and into HubPages, with HubPages continuing as the surviving corporation in the merger and a wholly-owned subsidiary of the Company, pursuant to the terms of the Agreement and Plan of Merger, dated as of March 13, 2018, as amended, among the Company, HubPages, HPAC and Paul Edmondson, solely in his capacity as a representative of the HubPages security holders.

In connection with the consummation of the merger, the Company paid a total of $10,000,000 to the stockholders and holders of vested options of HubPages. The Company also issued a total of 2,400,000 shares of the Company’s common stock, subject to vesting, to certain key personnel of HubPages who agreed to continue their employment with HubPages subsequent to the closing of the transaction.

Repayment of 8% Convertible Notes Payable

On September 6, 2018, the Company repaid the 8% Convertible Notes Payable to L2. The total amount borrowed was $1,000,000, and under the terms of the loan agreement the Company repaid $1,351,334 to satisfy the debt obligation. A loss on repayment of the debt in the amount of $499,760 was recorded upon repayment.

10% Original Issue Discount Senior Secured Debentures

On October 18, 2018, the Company entered into a purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which the Company issued to the investors 10% Original Issue Discount Senior Secured Debentures in the aggregate principal amount of $3,500,000, which, after taking into account the 5% original issue discount, and legal fees and expenses of the investors, resulted in the Company receiving net proceeds of $3,285,000.

The debentures are due and payable on October 31, 2019 (the “Maturity Date”). Interest accrued on the debentures at the rate of 10% per annum, payable on the earlier of conversion, redemption or the Maturity Date.

The debentures are convertible into shares of the Company’s common stock at the option of the investor at any time prior to the Maturity Date, at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions. If the Company does not perform certain of its obligations in a timely manner, it must pay liquidated damages to the investors as set forth in the debenture.

Upon the Company’s first equity or debt financing following the issuance of the debentures (a “Subsequent Financing”), the Company has the option to redeem some or all of the outstanding principal amount of the debentures for an amount equal to the principal amount (plus accrued but unpaid interest thereon) being redeemed plus any other amounts due under the debentures. Otherwise, the Company may not prepay any portion of the principal amount of a debenture without the prior written consent of the investor.

The debentures further provide that, subject to the Company exercising its rights to redeem the debentures as described above, upon the consummation of the first Subsequent Financing, the investors shall exchange the outstanding principal amount of the debentures (plus accrued but unpaid interest thereon and all other amounts then due under the debentures) for any securities or units (including warrants) issued in such Subsequent Financing on a $1.00 principal amount of debenture for $1.00 new subscription amount basis based on the outstanding principal amount of the debentures, along with any accrued but unpaid interest, and all other amounts then due under the debentures.

In connection with this financing, the Company also issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock. See “12% Senior Secured Subordinated Convertible Debentures” for a description of the subsequent roll-over of the 10% Original Issue Discount Senior Secured Debentures into 12% Senior Secured Subordinated Convertible Debentures.

12% Senior Secured Subordinated Convertible Debentures

On December 12, 2018, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company issued to the investors 12% Senior Secured Subordinated Convertible Debentures (the “12% Debentures”) in the aggregate principal amount of $13,091,528, which includes (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% Original Issue Discount Senior Secured Debentures issued to two of the investors on October 18, 2018, and (ii) a placement fee, payable in cash, of $540,000 to the Company’s placement agent, B. Riley FBR, in the offering. After taking into account legal fees and expenses of the investors, the Company received net proceeds of $8,950,000.

The 12% Debentures are due and payable on December 31, 2020 (the “Maturity Date”). Interest accrues on the 12% Debentures at the rate of 12% per annum, payable on the earlier of conversion or the Maturity Date.

Subject to the Company receiving shareholder approval to increase its authorized shares of common stock, principal and interest accrued on the 12% Debentures are convertible into shares of common stock, at the option of the investor at any time prior to the Maturity Date, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. If the Company does not perform certain of its obligations in a timely manner, it must pay liquidated damages to the investors as set forth in the 12% Debentures.

As long as any portion of the 12% Debentures remain outstanding, unless investors holding at least 51% in principal amount of the then outstanding 12% Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness, as set forth in the 12% Debentures.

The Company’s obligations under the 12% Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto.

On March 18, 2019, the Company entered into a purchase agreement with two accredited investors, including John Fichthorn, the Company’s Chairman of the Board of Directors, pursuant to which the Company issued 12% Debentures in the aggregate principal amount of $1,696,000, which includes a placement fee of $96,000 paid to B. Riley in the form of a 12% Debenture, for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses of $10,000 which were paid in cash, the Company received net proceeds of $1,590,000.

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Debentures in the aggregate principal amount of $318,000, which includes a placement fee of $18,000 paid to B. Riley in the form of a 12% Debenture for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $300,000.

On April 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of the Company’s Board of Directors, pursuant to which the Company issued a 12% Debenture in the aggregate principal amount of $100,000. In connection with this placement, B. Riley waived its placement fee of $6,000 for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $100,000.

The 12% Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are convertible into shares of the Company’s common stock at the option of the investor at any time prior to the Maturity Date, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. All other terms of the 12% Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are identical to the 12% Debentures issued on December 12, 2018.

Additionally, pursuant to the Registration Rights Agreements (“Registration Rights Agreements”) entered into in connection with the purchase agreements on March 18, 2019, March 27, 2019 and April 8, 2019, the Company agreed to register the shares issuable upon conversion of the 12% Debentures for resale by the investors. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the Series H Underlying Shares have been registered pursuant to a registration statement under that certain Registration Rights Agreement, dated as of August 9, 2018. The Registration Rights Agreements provide for liquidated damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such Investor pursuant to the purchase agreement. See “Registration Rights Penalties”.

The Securities Purchase Agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement (a “Public Information Failure”), then the Company will be obligated to pay to each holder a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months. Such payments are subject to interest at the rate of 1% per month until paid in full. See “Public Information Failure Penalties”.

Acquisition of Say Media, Inc.

On October 12, 2018, the Company, Say Media, Inc., a Delaware corporation (“Say Media”), SM Acquisition Co., Inc., a Delaware corporation (“SMAC”), which is a wholly-owned subsidiary of the Company incorporated in Delaware on September 6, 2018 to facilitate the merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders, entered into an Agreement and Plan of Merger (as amended on October 17, 2018), pursuant to which SMAC will merge with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly-owned subsidiary of the Company.

On December 12, 2018, the Company consummated the merger with Say Media, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 12, 2018, as amended.

In connection with the consummation of the merger, the Company paid (i) $6,703,653 to a creditor of Say Media, (ii) a transaction bonus of $250,000 to a designated employee of Say Media, and (iii) a further $55,246 to Say Media’s legal counsel for legal fees and expenses, in additional to a previously paid deposit of $450,000, incurred in connection with the Merger. The Company also issued a total of 2,000,000 shares of common stock, subject to vesting, to certain key personnel of Say Media who agreed to continue their employment with Say Media subsequent to the closing of the transaction. Furthermore, under the terms of the Merger Agreement, the Company is obligated to issue up to 5,500,000 shares of its common stock to the former holders of Say Media’s Preferred Stock.

2016 Equity Incentive Plan

In August 2018, the Company increased the authorized number of shares of common stock under the 2016 Equity Incentive Plan (the “2016 Plan”) to 10,000,000 shares from 5,000,000 shares. The Company’s shareholders have not yet ratified this increase in the number of shares authorized under the 2016 Plan.

2019 Equity Incentive Plan

On April 4, 2019, the Board of Directors of the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to seek, to better secure, and to retain the services of a select group of persons, to provide incentives for those persons to exert maximum efforts for the success of the Company and its affiliates, and to provide a means by which those persons have an opportunity to benefit from increases in the value of the Company’s common stock through the granting of stock awards.

The 2019 Plan allows the Company to grant non-statutory stock options, stock appreciation rights, restricted stock awards and/or restricted stock units awards to acquire up to 48,364,018 shares of the Company’s common stock to the Company’s employees, directors and consultants, all of which require the achievement of certain price targets by the Company’s common stock.

From April 10, 2019 through June 11, 2019, the Company granted stock options pursuant to the 2019 Plan to acquire 48,730,300 shares of the Company’s common stock to officers, directors, employees and consultants, of which 48,364,018 shares were granted in accordance with the plan’s authorized share limit and the remaining 366,282 shares were in excess of the plan’s authorized share limit. The Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under this plan; accordingly, any stock option grants under this plan are considered as unfunded.

Equity Grants Outside of 2016 Equity Incentive Plan and 2019 Equity Incentive Plan

From September 1, 2018 through March 11, 2019, the Company granted restricted stock awards for 1,039,839 shares of common stock and stock options to acquire 3,726,000 shares of the Company’s common stock to officers, directors and employees outside of the 2016 Plan and the 2019 Plan. As the Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of these stock options, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Registration Rights Penalties

Common Stock – On July 23, 2018, the Company determined that the registration statement covering the Common Stock sold on January 4, 2018 to MDB for their placement services would not be declared effective within the requisite time frame, and therefore the Company accrued liquidated damages under the registration rights agreement aggregating $15,001, which is presented as a current liability at June 30, 2018.

Series H Convertible Preferred Stock – On October 23, 2018, the Company determined that the registration statement covering the Series H Convertible Preferred Stock sold on August 10, 2018 would not be declared effective within the requisite time frame and therefore, as of August 10, 2018, the Company accrued six months liquidated damages under the registration rights agreement aggregating $1,066,500, which will be presented as a current liability at September 30, 2018.

Public Information Failure Penalties

12% Senior Secured Subordinated Debentures – On June 12, 2019, the Company determined that it had failed to satisfy a public information requirement, as described in the Securities Purchase Agreement covering the 12% Senior Secured Subordinated Debentures sold on December 12, 2018 and therefore, as of June 12, 2019, the Company accrued liquidated damages under the agreement aggregating $785,492, which will be presented as a current liability at June 30, 2019. The public information failure penalty bears interest at 1% per month from the date of the failure until paid.

Appointment of New Chief Financial Officer

On May 3, 2019, the Company announced the appointment of Douglas Smith as the Company’s Chief Financial Officer.

Pursuant to the terms of an Employment Agreement with the Company, dated as of May 1, 2019, Mr. Smith shall receive an annual salary of $400,000 and be entitled to receive bonuses to be agreed by Company and Mr. Smith in good faith from time to time based on then current financial status of the Company. If Mr. Smith’s employment with the Company is terminated by the Company without Cause or by Mr. Smith for Good Reason (as those terms are defined in the Employment Agreement), then Mr. Smith shall be entitled to receive a lump sum payment equal to six months of his annual salary.

Mr. Smith was granted options to purchase up to 1,500,000 shares of the Company’s common stock, having an exercise price of $0.57 per share, a term of 10 years, and subject to vesting as described below. These options were granted outside of the 2016 Plan and the 2019 Plan. Of the 1,500,000 options granted: (i) 1,000,000 options will vest over 36 months, with 1/3 vesting after 12 months of continuous service and 1/36 vesting monthly for each month of continuous service thereafter; and (ii) 500,000 will vest over 36 months, with 1/3 vesting after 12 months of continuous service and 1/36 vesting monthly for each month of continuous service thereafter, subject to the Company’s common stock being listed on a national securities exchange.

Mr. Smith was also granted options to purchase up to 1,064,008 shares of the Company’s common stock, having an exercise price of $0.46 per share, a term of 10 years, and subject to vesting based both on time and targets tied to the Company’s common stock, as follows: (i) the options will vest over 36 months, with 1/3 vesting after 12 months of continuous service and 1/36 vesting monthly for each month of continuous service thereafter; and (ii) the Company’s common stock must be listed on a national securities exchange, with incremental vesting upon achievement of certain stock price targets based on a 45-day VWAP during which time the average monthly trading volume of the common stock must be at least 15% of the Company’s aggregate market capitalization.

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the above described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Acquisition of TheStreet, Inc. and Partnership with Cramer Digital

On June 11, 2019, the Company, TST Acquisition Co., Inc., a Delaware corporation (“TSTAC”), a newly-formed indirect wholly-owned subsidiary of the Company, and TheStreet, Inc., a Delaware corporation (“TheStreet”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which TSTAC will merge with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company.

The Merger Agreement provided that all issued and outstanding shares of common stock of TheStreet (other than those shares with respect to which appraisal rights have been properly exercised) will be exchanged for an aggregate of $16,500,000 in cash (the “Merger Consideration”). Pursuant to the terms of the Merger Agreement, on June 10, 2019, the Company deposited the Merger Consideration into an escrow account pursuant to an Escrow Agreement, dated June 10, 2019, by and among the Company, TheStreet and Citibank, N.A., as escrow agent.

On August 7, 2019, the Company consummated the merger between TheStreet and TSTAC, pursuant to which TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as an indirect wholly-owned subsidiary of the Company (the “Merger”), pursuant to the terms of the Merger Agreement dated as of June 11, 2019, as amended. In connection with the consummation of the Merger, the Company paid a total of $16,500,000 in cash to TheStreet’s stockholders. This transaction was funded through a debt financing arranged by a subsidiary of B. Riley Financial, Inc. (see “Amended and Restated Note Purchase Agreement” below).

On August 8, 2019, in connection with the Merger, finance and stock market expert Jim Cramer, who co-founded TheStreet, agreed to enter into a new partnership with TheStreet through Cramer Digital, a new production company featuring the digital rights and content created by Mr. Cramer and his team of financial experts. The partnership will allow Mr. Cramer to continue his subscription and content offerings, and will be under his editorial control. The Company expects that TheStreet’s senior management will continue with the Company subsequent to the Merger.

Note Purchase Agreement

On June 10, 2019, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with one accredited investor, BRF Finance Co., LLC (the “Investor”), an affiliated entity of B. Riley FBR, pursuant to which the Company issued to the Investor a 12.0% senior secured note (the “Note”), due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account B. Riley’s placement fee of $1,000,000 and legal fees and expenses of the Investor, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into escrow the fund the Merger Consideration and the balance of $2,365,000 will be used by the Company for working capital and general corporate purposes.

ABG-SI LLC Licensing Agreement

On June 14, 2019, the Company and ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, entered into a Licensing Agreement (the “Licensing Agreement”) pursuant to which the Company shall have the exclusive right and license in the United States, Canada, Mexico, The United Kingdom, The Republic of Ireland, Australia and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Licensed Business”). The Company is not required to implement geofiltering or other systems to prevent users located outside the territory from accessing the digital channels in the territory.

The initial term of the Licensing Agreement shall commence upon the termination of the Meredith License Agreement (as defined below) and shall continue through December 31, 2029. The Company has the option, subject to certain conditions, to renew the term of the Licensing Agreement for nine consecutive renewal terms of 10 years each (collectively, the “Term”), for a total of 100 years.

The Licensing Agreement provides that the Company shall pay to ABG annual royalties in respect of each year of the Term based on gross revenues (“Royalties”) with guaranteed minimum annual amounts. The Company has prepaid ABG $45,000,000 against future Royalties. ABG will pay to the Company a share of revenues relating to certain Sports Illustrated business lines not licensed to the Company, such as commerce. The two companies will be partnering in building the brand worldwide.

Pursuant to a publicly announced agreement between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith currently operates the Licensed Business under license from ABG (the “Meredith License Agreement). Maven and ABG are pursuing discussions with Meredith for it to continue to operate certain aspects of the business, including print operations, however the Licensing Agreement is not contingent on reaching such an agreement with Meredith.

The Company has agreed to issue to ABG within 30 days of the execution of the Licensing Agreement warrants to acquire common stock of the Company representing 10% of the Company’s fully diluted equity securities (“Warrants”). Half the Warrants shall have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the Warrants shall have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The documentation for all the Warrants shall provide for the following additional terms: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants shall vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by the Company of the Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants shall vest based on the achievement of certain performance goals for the Licensed Business in calendar years 2020, 2021, 2022 or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants shall be vested; (4) all of the Warrants shall automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (5) ABG shall have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

Additionally, Ross Levinsohn, the former senior executive from Fox and Yahoo!, has agreed to become the new CEO of the Licensed Business. His employment agreement with the Company is pending and has not yet been finalized.

Mr. Levinsohn was a director of the Company from November 4, 2016 through October 20, 2017. In conjunction with Mr. Levinsohn’s services as a director of the Company, he received Restricted Stock Awards for 245,434 shares of common stock. Mr. Levinsohn retained his Restricted Stock Awards and they continued to vest subsequent to his resignation from the Board of Directors on October 20, 2017. The Restricted Stock Awards will continue to vest through October 16, 2019. In conjunction with the vesting of the Restricted Stock Awards, the Company recognized stock-based compensation cost of $16,616 and $55,003 for the three months and six months ended June 30, 2018, respectively, and $28,634 and $14,317 for the three months and six months ended June 30, 2017, respectively, which was included in general and administrative expenses in the statement of operations.

On April 10, 2019, the Company entered into an Advisory Services Agreement with Mr. Levinsohn to provide advisory services with respect to strategic transactions in the media and digital publishing industries, in exchange for which Mr. Levinsohn was granted a stock option to purchase 532,004 shares of common stock, exercisable for a period of 10 years at $0.46 per share (the closing market price on April 10, 2019) subject to vesting (i) based on the achievement by the Company of stock price and liquidity targets and becoming listed on a national securities exchange and (ii) a concurrent 36-month vesting period with a 12-month cliff. At April 10, 2019, the shares of common stock underlying the stock option are not authorized and available for issuance and, as such, are considered to be an unfunded stock option and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock option.

On June 11, 2019, Mr. Levinsohn was granted a stock option to acquire 2,000,000 shares of common stock under the Company’s 2019 Stock Incentive Plan, vesting monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and a further 1/36 vesting at the end of each month of continuous service thereafter, exercisable for a period of ten years at $0.42 per share (the closing market price on June 11, 2019), and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock option. This stock option was issued in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement.

Mr. Levinsohn has also entered into an agreement with the Company to purchase $500,000 of the Company’s newly-designated Series I Convertible Preferred Stock.

Amended and Restated Note Purchase Agreement

On June 14, 2019, the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with one accredited investor, BRF Finance Co., LLC (the “Investor”), an affiliated entity of B. Riley FBR, Inc. (“B. Riley”), which amended and restated that previously disclosed Note Purchase Agreement, dated June 10, 2019, by and among the Company and the Investor. Pursuant to the Amended Note Purchase Agreement, the Company issued an amended and restated 12.0% senior secured note (the “Amended Note”), due June 14, 2022, in the aggregate principal amount of $68,000,000, which Amended Note amends, restates and supersedes that $20,000,000 12.0% senior secured note issued by the Company on June 10, 2019 to the Investor. The Company received additional gross proceeds of $48,000,000, which after taking into account B. Riley’s placement fee of $2,400,000 and legal fees and expenses of the Investor, the Company received net proceeds of $45,550,000, of which $45,000,000 was paid to ABG-SI LLC against future royalties in connection with the Company’s previously announced Licensing Agreement, dated June 14, 2019, with ABG-SI LLC, and the balance of $550,000 will be used by the Company for working capital and general corporate purposes

Series I Convertible Preferred Stock

On June 27, 2019, 25,800 authorized shares of the Company’s preferred stock were designated as “Series I Convertible Preferred Stock”. On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”) at a stated value of $1,000, initially convertible into 46,000,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share (the “Conversion Price”), for aggregate gross proceeds of $23,100,000.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $1,386,000 plus $52,500 in reimbursement of legal fees and other transaction costs. The Company intends to use the net proceeds from the financing to partially re-pay that previously announced Amended and Restated 12.0% Senior Secured Note, due June 14, 2022, in the aggregate principal amount of $68,000,000, issued on June 14, 2019 to an affiliated entity of B. Riley, and to pay deferred fees of approximately $3,400,000 related to that borrowing facility.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had nominal revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the six months ended June 30, 2018, the Company incurred a net loss of $8,788,587 and utilized cash in operating activities of $4,104,967 and had an accumulated deficit of $17,260,658 as of June 30, 2018. The Company has financed its working capital requirements since inception through the issuance of its debt and equity securities.

At June 30, 2018, the Company had cash of $116,187. From July 2018 through July 2019, the Company has raised aggregate net proceeds of approximately $112,815,000 through various debt and preferred stock private placements. Notwithstanding these recent financings, the Company does not have sufficient resources to fully fund its business operations through June 30, 2020. The Company estimates that it will require a significant amount of capital over a sustained period of time to advance the development of the Company’s business to the point at which it becomes commercially viable and self-sustaining. Accordingly, the Company is currently seeking to raise additional funds, primarily through the issuance of debt and/or equity securities. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. A debt financing may contain undue restrictions on the Company’s operations and/or liens on the Company’s tangible and intangible assets, and an equity financing may cause substantial dilution to the Company’s common stockholders. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company may be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

The development and expansion of the Company’s business during the remainder of 2018 and in 2019 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

Reclassifications

Certain comparative amounts as of December 31, 2017 and for the three months and six months ended June 30, 2017 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. The Company began recognition of revenue from contracts with customers as a result of the launch of its network operations during the quarter beginning July 1, 2017; the Company had not previously generated revenues from customers prior to that date. The Company adopted the provisions of ASU 2014-09 in the quarter beginning July 1, 2017 using the modified retrospective approach, which requires that the Company apply the new guidance to all new contracts initiated on or after July 1, 2017. As the Company did not have any contracts which had remaining obligations as of the July 1, 2017 effective date, the Company was not required to record an adjustment to the opening balance of its retained earnings (accumulated deficit) account on such date. Under this method, the Company is not required to restate comparative periods in its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 addresses diversity in practice due to a lack of guidance on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 does not define restricted cash and does not require any change in practice for what an entity reports as restricted cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. ASU 2016-18 requires an entity to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Further, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows, either in narrative or tabular format, and should be provided on the face of the cash flow statement or in the notes to the financial statements. The Company adopted the provisions of ASU 2016-18 in the quarter beginning January 1, 2018. The adoption of ASU 2016-18 did not affect the presentation of the Company’s cash flow statement for the year ended December 31, 2017, however, the Company has expanded its footnote disclosure with respect to restricted cash.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 has subsequently been amended and modified by ASU 2018-10, 2018-11 and 2018-20. ASU 2016-02 (including the subsequent amendments and modifications) is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2016-02 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2017-11 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2017-11 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2018-07 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Risks and Uncertainties

The Company has a limited operating history and has not generated significant revenues to date. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

B. Riley FBR, Inc. (“B. Riley FBR”) is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing. In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing. John A. Fichthorn joined the Board of Directors of the Company in September 2018 and was elected as Chairman of the Board of Directors and Chairman of the Finance and Audit Committee in November 2018. Mr. Fichthorn currently serves as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Todd D. Sims also joined the Board of Directors of the Company in September 2018 and is also a member of the Board of Directors of B. Riley. Mr. Fichthorn and Mr. Sims serve on the Board of Directors of the Company as designees of B. Riley. Since August 2018, B. Riley FBR has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services having included raising debt and equity capital to support the acquisitions of HubPages, Inc. and Say Media, Inc., the ABG-SI LLC Licensing Agreement, and the acquisition of TheStreet, Inc. These services have also included raising debt and equity capital for refinancing and working capital purposes through the sale of the Series I Convertible Preferred Stock, the 10% Original Issue Discount Senior Secured Debentures, the 12% Senior Secured Subordinated Convertible Debentures, and the 12.0% Senior Secured Note. Information with respect to these services and financings are provided at “Note 13. Subsequent Events”.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes to the consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

Significant estimates include those related to assumptions used in accruals for potential liabilities, capitalization of website development costs, valuation of equity instruments, including the calculation of volatility, valuation of derivatives, and the realization of deferred tax assets, as described in Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 2 to the consolidated unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2018.

Results of Operations

At June 30, 2018, the Company had not yet generated significant revenue, does not have any positive cash flows from operations, and is dependent on its ability to raise equity capital to fund its operating requirements.

Once the Company begins to actively provide services to its customer base, the Company expects to experience typical media company ad and sponsorship sales seasonality, which is strong in the fourth quarter and slower in the first quarter.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$216,356	$—	$303,041	$—
Cost of revenue	1,102,813	192,039	2,138,521	192,039
Gross loss	(886,457)	(192,039)	(1,835,480)	(192,039)

Operating expenses:
Research and development costs	96,973	9,297	187,377	73,319
General and administrative costs	2,892,964	1,387,327	5,425,466	2,328,187
Total operating expenses	2,989,937	1,396,624	5,612,843	2,401,506

Loss from operations	(3,876,903)	(1,588,663)	(7,448,323)	(2,593,545)

Other (expense) income:
Decrease in derivatives valuation	128,544	—	128,544	—
Interest expense	(123,543)	—	(123,543)	—
Interest income	14,384	296	14,384	350
True-up termination fee	(1,344,648)	—	(1,344,648)	—
Liquidated damages under registration rights agreements	(15,001)	—	(15,001)	—
Total other (expense) income, net	(1,340,264)	296	(1,340,264)	350

Net loss	$(5,216,658)	$(1,588,367)	$(8,788,587)	$(2,593,195)

Net loss per common share – basic and diluted	$(0.21)	$(0.12)	$(0.36)	$(0.23)

Weighted average common shares outstanding – basic and diluted	25,290,190	13,293,694	24,258,944	11,425,984

Three Months Ended June 30, 2018 and 2017

Revenue. For the three months ended June 30, 2018 revenue was $216,356. The operation of online media channels did not begin until May 2017. Accordingly, the Company did not generate any revenue for the three months ended June 30, 2017.

Cost of Revenue. For the three months ended June 30, 2018 and 2017, cost of revenue was $1,102,813 and $192,039, respectively, and consists primarily of fixed monthly costs of providing the Company’s digital media network channels and advertising and membership services, such as channel partner guarantee payments, amortization of website development costs, channel partner warrant expense, hosting and bandwidth, and programmatic adverting and other costs. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs.

Research and Development Costs. For the three months ended June 30, 2018 and 2017, research and development costs were $96,973 and $9,297, respectively.

General and Administrative Costs. For the three months ended June 30, 2018 and 2017, general and administrative costs were $2,892,964 and $1,387,327, respectively and consists of payroll and benefits, stock-based compensation, professional fees, conferences, public relations, and other costs.

General and administrative costs increased by $1,506,637 or 108.5% in 2018 as compared to 2017, primarily as a result of an increase in payroll and benefits of $272,527, stock-based compensation of $342,874, professional fees of $263,234, conferences of $508,657, and public relations of $34,879 relating to the Company’s expanded business operations to recruit more independent publishers to join the network. Additionally, the Company increased headcount from nineteen to twenty-nine, including two additional senior executives, a Co-Executive Chairman to lead advertising and a Chief Financial Officer, five in technology development and three in administration.

Decrease in Derivatives Valuation. For the three months ended June 30, 2018, the decrease in the fair value of derivatives resulted in a gain of $128,544. The Company did not have any derivatives during the three months ended June 30, 2017.

Interest Expense. For the three months ended June 30, 2018, interest expense of $123,543 included the amortization of discounts on notes payable in the amount of $86,121. The Company did not have any interest expense for the three months ended June 30, 2017.

Interest Income. For the three months ended June 30, 2018, interest income of $14,384 was derived from a note receivable of $1,000,000 from Say Media, Inc. The Company had interest income of $296 during the three months ended June 30, 2017.

True-Up Termination Fee. On June 15, 2018, the Company entered into a securities purchase agreement with four investors to sell $4,775,000 principal amount of 10% Senior Convertible Debentures. Strome Mezzanine Fund LP (“Strome”) purchased $3,000,000 of such amount and two senior executives of the Company and another investment fund purchased the remaining $1,775,000 of such amount. On June 15, 2018, the Company also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate a true-up provision entered into on March 30, 2018 under which the Company was committed to issue up to 1,700,000 shares of common stock in certain circumstances. As consideration for such modification, the Company issued a warrant to Strome to purchase 1,500,000 shares of common stock, exercisable at an initial price of $1.19 per share for a period of 5 years. The estimated fair value of this warrant on the June 15, 2018 issuance date of $1,344,648, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as true-up termination fee during the three months ended June 30, 2018.

Liquidated Damages Under Registration Rights Agreements. On July 23, 2018, the Company determined that the registration statement covering the Common Stock sold on January 4, 2018 to MDB for their placement services would not be declared effective within the requisite time frame, and therefore the Company accrued liquidated damages under the registration rights agreement aggregating $15,001 during the three months ended June 30, 2018.

Net Loss. For the three months ended June 30, 2018, the Company incurred a net loss of $5,216,658, as compared to a net loss of $1,588,367 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Revenue. For the six months ended June 30, 2018 revenue was $303,041. The operation of on-line media channels did not begin until May 2017. Accordingly, the Company did not generate any revenue for the three months ended June 30, 2017.

Cost of Revenue. For the six months ended June 30, 2018 and 2017, cost of revenue was $2,138,521 and $192,039, respectively, and consists primarily of fixed monthly costs of providing the Company’s digital media network channels and advertising and membership services, such as channel partner guarantee payments, amortization of website development costs, channel partner warrant expense, hosting and bandwidth, and programmatic adverting and other costs. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs.

Research and Development Costs. For the six months ended June 30, 2018, and 2017, research and development costs were $187,377 and $73,319, respectively.

General and Administrative Costs. For the six months ended June 30, 2018 and 2017, general and administrative costs were $5,425,466 and $2,328,187, respectively and consists of payroll and benefits, stock-based compensation, professional fees, conferences, public relations, and other costs.

General and administrative costs increased by $3,097,279 or 133.0% in 2018 as compared to 2017, primarily as a result of an increase in payroll and benefits of $585,360, stock-based compensation of $1,190,924, professional fees of $484,429, conferences of $496,579, and public relations of $96,295 relating to the Company’s expanded business operations to recruit more independent publishers to join the network. Additionally, the Company increased headcount from nineteen to twenty-nine, including two additional senior executives, a Co-Executive Chairman to lead advertising and a Chief Financial Officer, five in technology development and three in administration.

Decrease in Derivatives Valuation. For the six months ended June 30, 2018, the decrease in the fair value of derivatives resulted in a gain of $128,544. The Company did not have any derivatives during the six months ended June 30, 2017.

Interest Expense. For the three months ended June 30, 2018, interest expense of $123,543 included the amortization of discounts on notes payable in the amount of $86,121. The Company did not have any interest expense for the three months ended June 30, 2017.

Interest Income. For the three months ended June 30, 2018, interest income of $14,384 was derived from a note receivable of $1,000,000 from Say Media, Inc. The Company had interest income of $296 during the three months ended June 30, 2017.

True-Up Termination Fee. On June 15, 2018, the Company entered into a securities purchase agreement with four investors to sell $4,775,000 principal amount of 10% Senior Convertible Debentures. Strome Mezzanine Fund LP (“Strome”) purchased $3,000,000 of such amount and two senior executives of the Company and another investment fund purchased the remaining $1,775,000 of such amount. On June 15, 2018, the Company also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate a true-up provision entered into on March 30, 2018 under which the Company was committed to issue up to 1,700,000 shares of common stock in certain circumstances. As consideration for such modification, the Company issued a warrant to Strome to purchase 1,500,000 shares of common stock, exercisable at an initial price of $1.19 per share for a period of 5 years. The estimated fair value of this warrant on the June 15, 2018 issuance date of $1,344,648, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as true-up termination fee during the six months ended June 30, 2018.

Liquidated Damages Under Registration Rights Agreements. On July 23, 2018, the Company determined that the registration statement covering the Common Stock sold on January 4, 2018 to MDB for their placement services would not be declared effective within the requisite time frame, and therefore the Company accrued liquidated damages under the registration rights agreement aggregating $15,001 during the six months ended June 30, 2018.

Net Loss. For the six months ended June 30, 2018, the Company incurred a net loss of $8,788,587, as compared to a net loss of $2,593,195 for the six months ended June 30, 2017.

Liquidity and Capital Resources – June 30, 2018

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had nominal revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. The Company has financed its working capital requirements since inception through the issuance of its debt and equity securities.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above). The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2018, the Company had a working capital deficiency of $8,279,987, as compared to working capital of $3,444,523 at December 31, 2017, a decrease in working capital of $11,724,510 for the six months ended June 30, 2018. The decrease in working capital during the six months ended June 30, 2018 was the result of short-term debt incurred during the period being utilized towards the acquisition funding of two companies (see “Recent Developments” above”) aggregating $6,000,000, acquisitions of property and equipment and website development costs of $1,157,631, debt service, and ongoing research and development and operating activities.

At June 30, 2018, the Company had cash of $116,187 available to fund its operations. The development and expansion of the Company’s business during the remainder of 2018 and in 2019 and thereafter will be dependent on the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining.

Operating Activities. For the six months ended June 30, 2018, operating activities utilized cash of $4,104,967, as compared to utilizing cash of $1,738,072 for the six months ended June 30, 2017, to fund the Company’s ongoing research and development and operating activities.

Investing Activities. For the six months ended June 30, 2018, investing activities consisted of advances totaling $6,000,000 made in connection with pending acquisitions, and $1,157,631 for the acquisition of property and equipment and website development. For the six months ended June 30, 2017, the Company investing activities consisted of $948,800 for the acquisition of property and equipment and website development.

Financing Activities. For the six months ended June 30, 2018, financing activities consisted of the receipt of $1,000,000 and $4,775,000 of proceeds from the sale of 8% convertible notes payable and 10% senior convertible notes payable, respectively. The Company also received $1,250,000 from the private placement of common stock and $797.982 officer notes. During the six months ended June 30, 2018, the Company also repaid $63,446 in officer loans. For the six months ended June 30, 2017, financing activities consisted of the receipt of $3,537,052 from the private placement of common stock.

Summary of Principal Cash Operating Obligations and Commitments

The following table sets forth the Company’s principal cash operating obligations and commitments for the next five fiscal years as of June 30, 2018 aggregating $2,083,262. Amounts included in the 2018 column represent amounts due at June 30, 2018 for the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Operating leases	$862,605	$117,161	$253,282	$265,345	$226,817	$—
Employment contracts	572,917	275,000	297,917	—	—	—
Consulting agreements	647,740	175,240	465,300	7,200	—	—
Total	$2,083,262	$567,401	$1,016,499	$272,545	$226,817	$—

Off-Balance Sheet Arrangements

At June 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

BDO USA, LLP (“BDO”), an independent registered public accounting firm registered with, and governed by, the rules of, the Public Company Accounting Oversight Board, advised the Company that it had resigned as the Company’s principal accountants effective September 28, 2018. BDO was the Company’s independent registered public accounting firm associated with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2017 and its review of unaudited interim consolidated financial statements for the three months ended March 31, 2018.

In conjunction with BDO’s resignation as the Company’s independent registered public accounting firm, during the Company’s fiscal year ended December 31, 2017, and the subsequent interim period from February 5, 2018, through September 28, 2018, the date of BDO’s resignation, (i) there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the following:

(A)	BDO advised the Company that the following material weaknesses in internal control over financial reporting existed as follows:

(1) the Company lacked a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) the Company had inadequate segregation of duties consistent with its control objectives;

(3) the Company lacked accounting resources to perform review over complex accounting analysis required by the Company, including analysis related to stock-based compensation, capitalized software, identification and treatment of derivative instruments, fair value measurements, and income taxes. The Company also has inadequate accounting resources and processes for timely concluding on complex accounting matters; and

(4) the Company had ineffective controls over its period end financial disclosure and reporting processes.

(B)	BDO advised the Company of certain matters that if further investigated, might materially impact the unaudited interim financial statements as of and for the three months and six months ended June 30, 2018. However, due to BDO’s resignation, BDO did not conduct further investigation. These matters are summarized as follows:

(1) The accounting, measurement, and classification of the 8% convertible notes payable and the 10% convertible notes payable issued by the Company during the three months ended June 30, 2018; and

(2) the collectability of the $1,000,000 note receivable from Say Media, Inc.

BDO discussed the aforementioned reportable events with the Board of Directors of the Company.

On January 9, 2019, the Company engaged Marcum LLP (“Marcum”) as its new independent registered public accounting firm. The engagement of Marcum was approved by the Audit Committee of the Company’s Board of Directors.

The Company has implemented various measures to address the items described in (A) above, as described below in more detail. The Company believes that it had adequately addressed the items described in (B) above in the preparation of its unaudited consolidated financial statements for the three months and six months ended June 30, 2018, which are included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

The Company has failed to complete and file various periodic reports in 2018 and 2019 in a timely manner (some of which are still outstanding as of the date of the filing of this quarterly report) because the Company did not allocate sufficient personnel and financial resources to its accounting and financial staff to manage the volume and complexity of the Company’s expanding business operations, including, in particular complex debt and equity financing transactions, as well as two major acquisition transactions that were completed subsequent to June 30, 2018. Current management has been focusing on developing controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Current management has instituted a program to develop and expand the Company’s accounting and financial staff and develop and install new accounting and internal control systems. In this regard, the Company has retained accounting personnel, began the development and establishment of accounting and internal control systems, addressed the preparation of delinquent financial statements, and worked diligently to bring current delinquent SEC filings as promptly as reasonably possible under the circumstances. Specifically, during the first quarter of 2018, the Company began implementing a remediation plan to address the material weaknesses identified above. These actions included the hiring of a corporate controller and a staff accountant with experience working in public companies. These two additions in personnel augmented the experience of the Company’s Chief Financial Officer and are expected to provide additional segregation of duties and the resources to address the review of complex accounting issues, as well as the preparation and review of the Company’s financial statements and footnotes. The Company also plans to create a separate audit committee of the Board of Directors to enhance oversight in the establishment and monitoring of required internal controls and procedures. The Company does not currently expect to complete this process until sometime in late 2019 or early 2020.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s consolidated financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the Company has taken various measures to begin to address the comments on the Company’s weaknesses in its internal control over financial reporting provided by BDO as noted in (a) above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently subject to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THEMAVEN, INC.
(Registrant)

Date: August 16, 2019	By:	/s/ JAMES C. HECKMAN, JR.
James C. Heckman, Jr.
Chief Executive Officer

Date: August 16, 2019	By:	/s/ DOUGLAS SMITH
Douglas Smith
Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

31.1*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Executive Officer.

31.2*	Certification Pursuant to Exchange Act Rule 13a-14(a) of Chief Financial Officer

32.1*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2*	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

