Form 10-Q
period 2018-09-30
theMaven, Inc.
filed 2020-05-18
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] or No [X]

Securities registered pursuant to Section 12(b) of the Securities and Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MVEN	OTC Markets

As of May 17, 2020, the Registrant had 39,078,503 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$1,862,012	$619,249
Restricted cash	-	3,000,000
Accounts receivable	1,577,926	53,202
Deferred contract fulfillment costs	19,338	14,147
Prepaid expenses and other current assets	352,572	174,369
Total current assets	3,811,848	3,860,967
Promissory notes receivable	2,528,498	-
Property and equipment, net	64,588	54,670
Platform development, net	4,530,996	2,633,057
Intangible assets, net	6,881,058	20,000
Goodwill	1,857,663	-
Total assets	$19,674,651	$6,568,694
Liabilities, mezzanine equity and stockholders’ (deficiency) equity
Current liabilities:
Accounts payable	$684,158	$162,308
Accrued expenses	1,028,172	150,136
Liquidating damages payable	2,667,798	-
Contract liability	42,974	31,437
Derivative liabilities	1,313,321	72,563
Officer promissory notes, including accrued interest of $6,853	966,389	-
Total current liabilities	6,702,812	416,444
Investor demand payable	-	3,000,000
Deferred rent	17,245	-
Total liabilities	6,720,057	3,416,444
Commitments and contingencies (Note 17)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation values $168,496; Series G shares designated: 1,800; Series G shares issued and outstanding: 168.496; common shares issuable upon conversion: 188,791 and 98,698 shares at September 30, 2018 and December 31, 2017, respectively	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $19,399,250; Series H shares designated: 23,000; Series H shares issued and outstanding: 19,399.25; common shares issuable upon conversion: 58,785,606 shares at September 30, 2018	18,045,496	-
Total mezzanine equity	18,213,992	168,496
Stockholders’ (deficiency) equity:
Common stock, $0.01 par value, authorized 100,000,000 shares; issued and outstanding and issuable: 33,403,091 and 28,516,009 shares at September 30, 2018 and December 31, 2017, respectively	334,030	285,159
Common stock to be issued	600	-
Additional paid-in capital	20,296,194	11,170,666
Accumulated deficit	(25,890,222)	(8,472,071)
Total stockholders’ (deficiency) equity	(5,259,398)	2,983,754
Total liabilities, mezzanine equity and stockholders’ (deficiency) equity	$19,674,651	$6,568,694

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,157,917	$6,064	$1,460,958	$6,064
Cost of revenue	1,784,073	449,567	3,922,594	641,606
Gross loss	(626,156)	(443,503)	(2,461,636)	(635,542)
Operating expenses:
Research and development	411,268	30,776	598,645	104,095
General and administrative	2,573,142	1,300,767	7,998,609	3,639,204
Total operating expenses	2,984,410	1,331,543	8,597,254	3,743,299
Loss from operations	(3,610,566)	(1,775,046)	(11,058,890)	(4,378,841)
Other (expense) income:
Change in valuation of derivative liabilities	134,987	(3,311)	263,531	6,939
Interest expense	(1,428,463)	-	(1,552,006)	-
Interest income	2,199	61	16,583	411
True-up termination fee	-	-	(1,344,648)	-
Settlement of promissory notes receivable	(1,166,556)	-	(1,166,556)	-
Liquidated damages	(2,652,798)	-	(2,667,798)	-
Total other (expense) income	(5,110,631)	(3,250)	(6,450,894)	7,350
Loss before income taxes	(8,721,197)	(1,778,296)	(17,509,784)	(4,371,491)
Benefit for income taxes	91,633	-	91,633	-
Net loss	(8,629,564)	(1,778,296)	(17,418,151)	(4,371,491)
Deemed dividend on Series H convertible preferred stock	(18,045,496)	-	(18,045,496)	-
Net loss attributable to common shareholders	$(26,675,060)	$(1,778,296)	$(35,463,647)	$(4,371,491)
Basic and diluted net loss per common share	$(0.96)	$(0.11)	$(1.40)	$(0.33)
Weighted average number of common shares outstanding – basic and diluted	27,835,555	16,367,424	25,382,551	13,091,231

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Nine Months Ended September 30, 2018

							Total
	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficiency)
Balance, January 1, 2018	28,516,009	$285,159	-	$-	$11,170,666	$(8,472,071)	$2,983,754
Reclassification of investor demand payable	1,200,000	12,000	-	-	2,988,000	-	3,000,000
Proceeds from private placement of common stock	500,000	5,000	-	-	863,105	-	868,105
Stock based compensation	-	-	-	-	2,258,870	-	2,258,870
Net loss	-	-	-	-	-	(3,571,929)	(3,571,929)
Balance, March 31, 2018	30,216,009	302,159	-	-	17,280,641	(12,044,000)	5,538,800
Proceeds from private placement of common stock	-	-	-	-	381,895	-	381,895
Costs incurred in connection with private placement of common stock	-	-	60,000	600	(600)	-	-
Cashless exercise of common stock warrants	736,853	7,369	-	-	(7,369)	-	-
Cashless exercise of common stock options	106,154	1,061	-	-	(1,061)	-	-
Stock based compensation	-	-	-	-	1,078,658	-	1,078,658
Net loss	-	-	-	-	-	(5,216,658)	(5,216,658)
Balance, June 30, 2018	31,059,016	310,589	60,000	600	18,732,164	(17,260,658)	1,782,695
Issuance of restricted stock in connection with merger of HubPages	2,399,997	24,000	-	-	(24,000)	-	-
Issuance of restricted stock to the board of directors	148,813	1,488	-	-	(1,488)	-	-
Repurchase of restricted stock	(204,735)	(2,047)	-	-	2,047	-	-
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	18,045,496	-	18,045,496
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(18,045,496)	-	(18,045,496)
Stock based compensation	-	-	-	-	1,587,471	-	1,587,471
Net loss	-	-	-	-	-	(8,629,564)	(8,629,564)
Balance, September 30, 2018	33,403,091	$334,030	60,000	$600	$20,296,194	$(25,890,222)	$(5,259,398)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Nine Months Ended September 30, 2017

							Total
	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficiency)
Balance, January 1, 2017	22,047,531	$220,475	8,929	$9,375	$2,730,770	$(2,187,758)	$772,862
Issuance of common stock	8,929	89	(8,929)	(9,375)	9,286	-	-
Private placement of common stock to be issued, net of issuance costs	-	-	3,515,000	3,120,644	-	-	3,120,644
Stock based compensation	-	-	-	-	498,305		498,305
Net loss	-	-	-	-	-	(1,004,828)	(1,004,828)
Balance, March 31, 2017	22,056,460	220,564	3,515,000	3,120,644	3,238,361	(3,192,586)	3,386,983
Private placement of common stock to be issued, net of issuance costs	3,765,000	37,650	(3,515,000)	(3,120,644)	3,281,014	-	198,020
Common stock issued for investment banking fees	162,000	1,620	-	-	199,260	-	200,880
Stock based compensation	-	-	-	-	790,354	-	790,354
Net loss	-	-	-	-	-	(1,588,367)	(1,588,367)
Balance, June 30, 2017	25,983,460	259,834	-	-	7,508,989	(4,780,953)	2,987,870
Private placement of common stock to be issued, net of issuance costs	-	-	1,521,739	1,566,000	-	-	1,566,000
Exercise of common stock options	21,680	217	-	-	(217)	-	-
Stock based compensation	-	-	-	-	757,153	-	757,153
Net loss	-	-	-	-	-	(1,778,296)	(1,778,296)
Balance, September 30, 2017	26,005,140	$260,051	1,521,739	$1,566,000	$8,265,925	$(6,559,249)	$3,532,727

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(17,418,151)	$(4,371,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	19,341	7,990
Amortization of platform development and intangible assets	1,418,223	226,000
Amortization of debt discounts	373,663	-
Change in valuation of derivative liabilities	(263,531)	(6,939)
True-up termination fee	1,344,648	-
Settlement of promissory notes receivable	1,166,556	-
Loss on extinguishment of debt and accrued interest	1,099,165	-
Liquidating damages payable	2,667,798	-
Stock based compensation	3,416,110	1,357,510
Deferred income taxes	(91,633)	-
Change in operating assets and liabilities net of effect of business combinations:
Accounts receivable, net	(491,644)	(3,482)
Prepayments and other current assets	(101,603)	19,322
Deferred contract fulfillment costs	(5,191)	(15,986)
Accounts payable	467,083	(102,793)
Accrued expenses	81,689	203,271
Contract liability	11,537	31,634
Deferred rent	17,245	-
Net cash used in operating activities	(6,288,695)	(2,654,964)
Cash flows from investing activities
Purchases of property and equipment	(29,259)	(43,043)
Payments of promissory notes receivable	(3,695,054)	-
Capitalized platform development	(1,660,331)	(1,470,770)
Payments for acquisition of business, net of cash	(9,032,596)	-
Net cash used in investing activities	(14,417,240)	(1,513,813)
Cash flows from financing activities
Proceeds from issuance of Series H convertible preferred stock	12,474,704	-
Proceeds from 8% promissory notes	1,000,000	-
Payment of 8% promissory notes	(1,351,334)	-
Proceeds from 10% convertible debentures	4,775,000	-
Proceeds from common stock to be issued in private placement	-	1,750,000
Proceeds from private placement of common stock	1,250,000	3,519,544
Payment of issuance costs of Series H convertible preferred stock	(159,208)	-
Proceeds from officer promissory notes	1,009,447	-
Repayment of officer promissory notes	(49,911)	-
Net cash provided by financing activities	18,948,698	5,269,544
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,757,237)	1,100,767
Cash, cash equivalents, and restricted cash — beginning of period	3,619,249	598,294
Cash, cash equivalents, and restricted cash — end of period	$1,862,012	$1,699,061
Supplemental disclosure of cash flow information
Cash paid for interest	$23,575	$-
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock based compensation to platform development	$1,508,889	$688,302
Discount on 8% promissory notes credited to derivative liability	760,499	-
Discount on 10% convertible debentures credited to derivative liability	471,002	-
Aggregate exercise price of common stock options exercised on cashless basis	21,250	-
Aggregate exercise price of common stock warrants exercised on cashless basis	168,423	-
Accrual of stock issuance costs	-	184,000
Reclassification of investor demand payable to stockholders’ equity	3,000,000	-
Fair value of common stock issued for private placement fees	150,000	-
Common stock issued for investment banking fees	-	200,880
Deemed dividend on Series H convertible preferred stock	18,045,496	-
Assumption of liabilities in business combination	851,114	-
Issuance of Series H convertible preferred stock for private placement fee	669,250	-

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2018 and 2017

1. Organization and Basis of Presentation

Organization and Reverse Merger

On October 11, 2016, Integrated Surgical Systems, Inc. (“Integrated”), a Delaware corporation incorporated on October 1, 1990, and Amplify Media Network, Inc. (“Amplify”), a Nevada corporation incorporated on July 22, 2016, executed a share exchange agreement, as amended, that provided for each outstanding common share of Amplify to be converted into 4.13607 common shares of Integrated (the “Exchange Ratio”), and for each outstanding warrant and stock option to purchase shares of Amplify common stock be cancelled in exchange for a warrant or stock option to purchase shares of Integrated common stock based on the Exchange Ratio (the “Recapitalization”).

On November 4, 2016 (the “Recapitalization Date”), the consummation of the Recapitalization became effective and Amplify became a wholly-owned subsidiary of Integrated. Pursuant to the Recapitalization, Integrated: (1) issued to the shareholders of Amplify an aggregate of 12,517,152 shares of Integrated common stock (see Note 14); and (2) issued to MDB Capital Group, LLC (“MDB”) as an advisory fee, warrants to purchase 1,169,607 shares of Integrated common stock. Existing Integrated stock options to purchase 175,000 shares of Integrated common stock were assumed pursuant to the Recapitalization. Amplify had no common stock options or warrants outstanding as of the Recapitalization Date.

Amplify’s Certificate of Incorporation was subsequently amended to change its name to Amplify Media Network, Inc. on July 27, 2016, to TheMaven Network, Inc. on October 14, 2016, and to Maven Coalition, Inc. on March 5, 2018 (Amplify is subsequently referred to herein as “Coalition”).

Integrated was originally incorporated in Delaware on October 1, 1990 under the name Integrated Surgical Systems, Inc, and its Certificate of Incorporation was subsequently amended to change its name to TheMaven, Inc. on December 2, 2016. Integrated is subsequently referred to herein as “Maven” (unless the context indicates otherwise, Maven, Coalition, and HubPages, Inc. (as described in Note 3) are together hereinafter referred to as the “Company”).

Business Operations

The Company operates a digital, distribution and monetization platforms that is shared by a coalition of independent, professionally managed online media publishers (“Maven(s)”). Each Maven joins the coalition by invitation-only and is drawn from professional journalists, subject matter experts, group evangelists and social leaders. Mavens publish content and oversee an online community for their respective channels, leveraging a proprietary, socially driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network. Generally, Mavens are independently owned strategic partners who receive a share of revenue from the interaction with their content. When they join, Mavens benefit from the state-of-the-art technology of the Company’s platform, allowing them to dramatically upgrade performance. At the same time, advertising revenue is dramatically improved due to the scale the Company has achieved by combining all Mavens onto a single platform and the large and experienced sales organization. They also benefit from the Company’s membership marketing and management systems to further enhance their revenue. Additionally, the lead brand within each vertical creates a halo benefit for all Mavens in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also save substantially in costs of technology, infrastructure, advertising sales and member marketing and management.

The Company’s growth strategy is to continue to expand the coalition by adding new Mavens in key verticals that management believes will expand the scale of unique users interacting on the Company’s technology platform. In each vertical, the Company seeks to build around a leading brand, surround it with subcategory Maven specialists and further enhance coverage with individual expert contributors. The primary means of expansion is adding Mavens as independent strategic partners. However, in some circumstances the Company will acquire entities that bring crucial technology that will enhance the platform or branded content providers that may serve as the cornerstone of an important vertical.

The Company’s common stock is traded on the Over-the-Counter Market under the symbol “MVEN”

Basis of Presentation

The condensed consolidated financial statements of the Company as of September 30, 2018, and for the three months and nine months ended, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of its operations for the three months and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017, has been derived from the Company’s audited financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on May 15, 2018.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had revenues of $1,460,958 through September 30, 2018, and has experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the nine months ended September 30, 2018, the Company incurred a net loss attributable to common stockholders of $35,463,647, utilized cash in operating activities of $6,288,695, and had an accumulated deficit of $25,890,222 as of September 30, 2018. The Company has financed its working capital requirements since inception through the issuance of its debt and equity securities.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On March 11, 2020 the World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

As a result of these factors the Company has experienced a decline in revenues and earnings since early March 2020. While the Company has implemented cost reduction measures in an effort to offset such volume declines, the duration of these declines remains uncertain. If the volume declines do not stabilize over the next few months, the Company’s 2020 financial results and operations may be adversely impacted. The extent of the impact on the Company’s operational and financial performance will depend on the Company’s willingness and ability to take further cost reduction measures as well as future developments, including the duration and spread of the outbreak, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which are highly uncertain and cannot be predicted at the time of issuance of these condensed consolidated financial statements.

As a result of the above factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are being issued. In addition, the Company’s previous independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, had also expressed substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is impacted by the uncertainty surrounding COVID-19 and could therefore be dependent upon the Company’s ability to raise additional funds to ultimately achieve sustainable operating revenues and profitability. From October 2018 through April 2020, the Company has raised aggregate net proceeds of approximately $139 million through various debt and preferred stock private placements (see Note 18). The Company believes that based on its current assessment of the impact of COVID-19 it has sufficient resources to fully fund its business operations through April 30, 2021. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on the Company’s financial performance the Company estimates that it may require additional capital in capital markets today, which are less liquid given the lack of clarity surrounding COVID-19.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reclassifications

Certain comparative amounts as of December 31, 2017 and for the three months and nine months ended September 30, 2017 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Maven and its wholly-owned subsidiaries, Coalition, and HubPages, a new wholly-owned subsidiary formed on March 13, 2018 to facilitate the acquisition transaction described in Note 3. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the selection of useful lives of property and equipment, intangible assets, capitalization of platform development and associated useful lives; assumptions used in accruals for potential liabilities; fair value of assets acquired and liabilities assumed in the business acquisition, the fair value of the Company’s goodwill and the assessment of acquired goodwill, other intangible assets and long-lived assets for impairment; determination of the fair value of stock based compensation and valuation of derivatives; and the assumptions used to calculate contingent liabilities, and realization of deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results could differ from these estimates.

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

B. Riley FBR, Inc. (“B. Riley FBR”) is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing (see Note 13). In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing. John A. Fichthorn joined the Board of Directors (the “Board”) of the Company in September 2018 and was elected as Chairman of the Board and Chairman of the Finance Committee in November 2018. Mr. Fichthorn currently serves as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Todd D. Sims also joined the Board of the Company in September 2018 and is also a member of the board of directors of B. Riley. Mr. Fichthorn and Mr. Sims serve on the Board of the Company as designees of B. Riley. Since August 2018, B. Riley FBR has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services having included raising debt and equity capital to support the acquisitions of HubPages and Say Media, Inc. (“Say Media”), and the subsequent acquisition of TheStreet, Inc. and licensing agreement with ABG-SI LLC (as described in Note 18). These services have also included raising debt for refinancing and working capital purposes through the sale of the 10% Convertible Debentures (as described in Note 12), and the 10% OID Convertible Debentures, 12% Convertible Debentures, and equity capital through the sale of Series I and J Convertible Preferred Stock (as described in Note 18).

Digital Media Content and Channel Partners

The Company operates a coalition of online media channels and provides digital media (text, audio and video) over the internet that users may access on demand. As a broadcaster that transmits third party content owned by our Channel Partners via digital media, the Company applies the Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 920, Entertainment – Broadcasters. The Channel Partners generally receive variable amounts of consideration that are dependent upon the calculation of revenue earned by the channel in a given month, referred to as a “revenue share”, that are payable in arrears. In certain circumstances, there is a monthly fixed fee minimum or a fixed yield (“revenue per thousand visitors”) based on the volume of visitors. Information with respect to fixed dollar commitments for channel content licenses are disclosed in Note 17; Channel Partner agreements that include fixed yield based on the volume of visitors are not included in such disclosures because, although they are expected to be significant, they cannot be quantified at this time. Expenses related to Channel Partner agreements are reported in cost of revenue in the condensed consolidated statements of operations. The cash payments related to Channel Partner agreements are classified within operating activities in the condensed consolidated statements of cash flows.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers, as the accounting standard for revenue recognition, which was effective as of January 1, 2017. Since the Company had not previously generated revenue from customers, the Company did not have to transition its accounting method from ASC 605, Revenue Recognition.

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

The following is a description of the principal activities from which the Company generates revenue:

Advertising – The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. The Company recognizes revenue from advertisements at the point in time when each ad is viewed as reported by the Company’s advertising network partners. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent publisher Channel Partners a revenue share of the advertising revenue earned which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Membership Subscriptions – The Company enters into contracts with internet users that subscribe to premium content on the digital media channels. These contracts provide internet users with a membership subscription to access the premium content for a given period of time, which is generally one year. The Company recognizes revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period. Subscriber payments are initially recorded as deferred revenue on the balance sheet. As the Company provides access to the premium content over the membership subscription term, the Company recognizes revenue and proportionately reduces the deferred revenue balance. The Company owes its independent publisher Channel Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue by product line:
Advertising	$1,142,229	$1,414,688
Membership subscriptions	15,688	46,270
Total	$1,157,917	$1,460,958
Revenue by geographical market:
United States	$1,157,917	$1,460,958
Other	-	-
Total	$1,157,917	$1,460,958
Revenue by timing of recognition:
At point in time	$1,142,229	$1,414,688
Over time	15,688	46,270
Total	$1,157,917	$1,460,958

Contract Balances

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from membership subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Contract assets include contract fulfillment costs related to revenue shares owed to Channel Partners, which are amortized to expense over the same period of the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue over time. The Company had no asset impairment charges related to contract assets during the three months and nine months ended September 30, 2018 and 2017.

Concentrations

Cash and Restricted Cash – The Company maintains cash and restricted cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash. The following table reconciles total cash and restricted cash as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash	$1,862,012	$619,249
Restricted cash	-	3,000,000
Total cash and restricted cash	$1,862,012	$3,619,249

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

Significant Customers – Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue during the three months and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Customer 1	-	-
Customer 2	34%	27%
Customer 3	13%	17%

Significant accounts receivable balances as a percentage of the Company’s total accounts receivable as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Customer 1	12%	-
Customer 2	20%	-
Customer 3	12%	-

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

Office equipment and computers	3 years
Furniture and fixtures	3 – 5 years

Platform Development

In accordance with authoritative guidance, the Company capitalizes platform development costs for internal use when planning and design efforts are successfully completed, and development is ready to commence. Costs incurred during planning and design, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expense in the condensed consolidated statements of operations. The Company places capitalized platform development assets into service and commences depreciation and amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized platform development assets when the upgrade or enhancement will result in new or additional functionality.

The Company capitalizes internal labor costs, including payroll-based and stock based compensation, benefits and payroll taxes, that are incurred for certain capitalized platform development projects related to the Company’s technology platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded in cost of revenues in the condensed consolidated statements of operations.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date. Goodwill is measured as the excess of consideration transferred and the net fair values of the assets acquired and the liabilities assumed at the date of acquisition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period, which may be up to one year from the acquisition date, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations. Additionally, the Company identifies acquisition-related contingent payments and determines their respective fair values as of the acquisition date, which are recorded as accrued liabilities on the condensed consolidated balance sheets. Subsequent changes in fair value of contingent payments are recorded in the condensed consolidated statements of operations. The Company expenses transaction costs related to the acquisition as incurred.

Intangible Assets

Intangibles with finite lives, consisting of developed technology and tradenames, are amortized using the straight-line method over the estimated economic lives of the assets, which is five years. A finite lived intangible asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Tradename consists of trade names in affiliation with HubPages. Intangibles with an indefinite useful life are not being amortized.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

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

Liquidated Damages

Obligations with respect to Registration Rights Damages (as described below) and Public Information Failure Damages (as described below) (collectively the “Liquidating Damages”) accounted for as contingent obligations when it is deemed probable the obligations would not be satisfied at the time a financing is completed, and are subsequently reviewed at each quarter-end reporting date thereafter. When such quarterly review indicates that it is probable that the Liquidating Damages will be incurred, the Company records an estimate of each such obligation at the balance sheet date based on the amount due of such obligation. The Company reviews and revises such estimates at each quarter-end date based on updated information.

Research and Development

Research and development costs are charged to operations in the period incurred. During the three months ended September 30, 2018 and 2017, research and development costs were $411,268 and $30,776, respectively. During the nine months ended September 30, 2018 and 2017, research and development costs were $598,645 and $104,095, respectively.

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

The carrying amount of the Company’s financial instruments comprising of cash, restricted cash, accounts receivable, promissory notes receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments.

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 13) is reported as a mezzanine obligation between liabilities and stockholders’ equity. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock Based Compensation

The Company provides stock based compensation in the form of (a) restricted stock awards to employees and directors, (b) stock option grants to employees, directors and consultants, and (c) common stock warrants to Channel Partners (refer to Channel Partner Warrants below).

The Company accounts for restricted stock awards and stock option grants to employees, directors and consultants by measuring the cost of services received in exchange for the stock based payments as compensation expense in the Company’s financial statements. Restricted stock awards and stock option grants to employees which are time-vested are measured at fair value on the grant date and charged to operations ratably over the vesting period. Restricted stock awards and stock option grants to employees which are performance-vested are measured at fair value on the grant date and charged to operations when the performance condition is satisfied.

The Company accounts for stock based payments to certain directors and consultants and its Channel Partners by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of restricted stock awards which are time-vested is determined using the quoted market price of the Company’s common stock at the grant date. The fair value of restricted stock awards which provide for performance-vesting and a true-up provision (as described in Note 14) is determined through consultants with the Company’s independent valuation firm using the binomial pricing model at the grant date. The fair value of stock options granted and Channel Partner warrants granted as stock based payments are determined utilizing the Black-Scholes option-pricing model which is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock and is evaluated based upon market comparisons. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company capitalizes the cost of stock based compensation awards based on the fair value of such awards for platform development and expenses the cost of stock based compensation awards based on the fair value of such awards to cost of revenues, general and administrative expense, or research and development expenses, as appropriate, in its condensed consolidated statements of operations.

Channel Partner Warrants

On December 19, 2016, the Company’s Board approved up to 5,000,000 stock warrants to issue shares of the Company’s common stock to provide equity incentive to its Channel Partners (the “Channel Partner Warrants”) to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. On August 23, 2018, the Board approved a reduction of the number of warrant reserve shares from 5,000,000 to 2,000,000. The issuance of the Channel Partner Warrants is administered by management and approved by the Board.

The Channel Partner Warrants granted are subject to a performance condition which is generally based on the average number of unique visitors on the channel operated by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on Maven’s platform or the revenue generated during the period from issuance date through a specified end date. The Company recognizes expense for these equity-based payments as the services are received. The Company has specific objective criteria for determination of the period over which services are received and expense is recognized.

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

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three and nine months ended September 30, 2018, the Company reported a tax benefit of $91,633 on a pretax income related to recognition of a discrete tax benefit from a partial release of the valuation allowance in connection with the acquisition of HubPages. The net deferred tax liability from the acquisition of HubPages provided a source of additional income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next 12 months.

The Company did not recognize any uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions for any of the periods presented in the financial statements. The Company files tax returns in the United States federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2015 forward and the California returns from 2014 forward are subject to examination.

Income (Loss) per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock is considered outstanding but is included in the computation of basic income (loss) per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. Diluted income per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

At September 30, 2018 and 2017, the Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of common stock, from its calculation of net income (loss) per common share, as their effect would have been anti-dilutive.

	September 30,
	2018	2017
Series G Preferred Stock	188,791	172,374
Series H Preferred Stock	58,785,606	-
Unvested and forfeitable restricted stock awards	5,340,362	8,012,972
Financing Warrants	3,074,018	1,169,607
Channel Partner Warrants	1,099,008	3,424,500
Common stock options	9,693,831	2,069,137
Total	78,181,616	14,848,590

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. The Company began recognition of revenue from contracts with customers as a result of the launch of its network operations during the quarter beginning July 1, 2017; the Company had not previously generated revenues from customers prior to that date. The Company adopted the provisions of ASU 2014-09 in the quarter beginning July 1, 2017 using the modified retrospective approach, which requires that the Company apply the new guidance to all new contracts initiated on or after January 1, 2017. As the Company did not have any contracts which had remaining obligations as of the January 1, 2017 effective date, the Company was not required to record an adjustment to the opening balance of its retained earnings (accumulated deficit) account on such date. Under this method, the Company is not required to restate comparative periods in its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 addresses diversity in practice due to a lack of guidance on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 does not define restricted cash and does not require any change in practice for what an entity reports as restricted cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. ASU 2016-18 requires an entity to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Further, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows, either in narrative or tabular format, and should be provided on the face of the cash flow statement or in the notes to the financial statements. The Company adopted the provisions of ASU 2016-18 in the quarter beginning January 1, 2018. The adoption of ASU 2016-18 did not affect the presentation of the Company’s cash flow statement for the year ended December 31, 2017, however, the Company has expanded its disclosure with respect to restricted cash.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the implementation approach and the impact of adoption of this new standard, along with subsequent clarifying guidance, on the Company’s financial statements and related disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt the provisions of ASU 2017-11 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2017-11 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

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

3. Acquisition of HubPages, Inc.

On March 13, 2018, the Company and HubPages, together with HP Acquisition Co, Inc. (“HPAC”), a wholly-owned subsidiary of the Company incorporated in Delaware on March 13, 2018 in order to facilitate the acquisition of HubPages by the Company, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which HPAC would merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “Merger”). On June 1, 2018, the parties to the Merger Agreement entered into an amendment (the “Amendment”), pursuant to which the parties agreed, among other things, that on or before June 15, 2018 the Company would (i) pay directly to counsel for HubPages the legal fees and expenses incurred by HubPages in connection with the transactions contemplated by the Merger Agreement as of the date of such payment (the “Counsel Payment”); and (ii) deposit into escrow the sum of (x) $5,000,000 minus (y) the amount of the Counsel Payment. On June 15, 2018, the Company made the requisite payment of $5,000,000 under the Merger Agreement.

On August 23, 2018, the Company acquired all the outstanding shares of HubPages, a Delaware corporation, for total cash consideration of $10,569,904, pursuant to the Merger. The results of operation of the acquired business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the acquisition date. The Company acquired HubPages to enhance the user’s experience by increasing content. HubPages is a digital media company that operates a network of 27 premium content channels that act as an open community for writers, explorers, knowledge seekers and conversation starters to connect in an interactive and informative online space. HubPages operates in the United States.

The Company uses the acquisition method of accounting which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Maven is the accounting acquirer and HubPages merged with Maven’s wholly owned subsidiary HPAC. The condensed consolidated financial statements of Maven for period prior to the Merger are considered to be the historical financial statements of the Company.

The Company paid cash consideration of $10,000,000 to the stockholders and holders of vested options of HubPages, including a $5,000,000 deposit paid on June 15, 2018, as well as additional cash consideration of $569,904, which consists of legal fees and costs incurred by HubPages, for total cash consideration of $10,569,904. The Company also issued a total of 2,399,997 shares of the Company’s common stock, subject to vesting and a true-up provision (as described in Note 14), to certain key personnel of HubPages who agreed to continue their employment with HubPages subsequent to the closing of the transaction. The shares issued are for post combination services (see Note 14).

The Company incurred $95,393 in transaction costs related to the acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. The acquisition related expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired (cash acquired of $1,537,308 is included in current assets) and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Current assets	$1,588,096
Accounts receivable and unbilled receivables	1,033,080
Other assets	25,812
Developed technology	6,740,000
Tradename	268,000
Goodwill	1,857,663
Current liabilities	(851,114)
Deferred tax liability	(91,633)
Net assets acquired	$10,569,904

The Company funded the closing of the Merger from the net proceeds from the Series H Preferred Stock financing (as described in Note 13).

The fair value of the intangible assets were determined as follows: developed technology was determined under the income approach; and tradename was determined by employing the relief from royalty approach. The useful life for the intangible assets is five years.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce that expands the Company’s expertise and synergies that are specific to the Company’s consolidated business and not available to market participants. No portion of the goodwill will be deductible for tax purposes.

The amounts of HubPages revenue and earnings included in the Company’s condensed consolidated statements of operations for the period ended September 30, 2018, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2018 and 2017, are as follows:

	Revenue	Earnings
Actual from August 23, 2018 to September 30, 2018	$843,042	$162,550
Supplemental pro forma from July 1, 2018 to September 30, 2018 (unaudited)	2,250,154	(8,854,343)
Supplemental pro forma from July 1, 2017 to September 30, 2017 (unaudited)	1,296,903	(1,854,412)
Supplemental pro forma from January 1, 2018 to September 30, 2018 (unaudited)	6,001,424	(18,003,676)
Supplemental pro forma from January 1, 2017 to September 30, 2017 (unaudited)	3,095,570	(5,403,026)

For the nine months ended September 30, 2018, supplemental pro forma earnings were adjusted to exclude $95,393 of acquisition-related costs. The supplemental pro forma earnings for the nine months ended September 30, 2018 and 2017 were adjusted for the vesting of restricted stocks awards to HubPages employees in connection with the Merger of $460,100 and $505,400, respectively, and the amortization of the acquired assets of $706,600 and $772,200, respectively.

For the three months ended September 30, 2018, supplemental pro forma earnings were adjusted to exclude $95,393 of acquisition-related costs. The supplemental pro forma earnings for three months ended September 30, 2018 and 2017 were adjusted for the vesting of restricted stocks awards to HubPages employees in connection with the Merger of $104,600 and $177,200, respectively, and the amortization of the acquired assets by $203,500 and $261,200, respectively.

4. Promissory Notes Receivable

On March 19, 2018, the Company entered into a non-binding letter of intent (the “Letter of Intent”) to acquire Say Media, a media and publishing technology company. Pursuant to the Letter of Intent, Maven loaned Say Media $1,000,000 under a secured promissory note dated March 26, 2018 payable on the six month anniversary of the earlier of (i) the termination of the Letter of Intent, or (ii) if Maven and Say Media should execute a definitive agreement (as defined in the Letter of Intent), the termination of the definitive agreement (such date, the “Maturity Date”). Under the secured promissory note, interest shall accrue at a rate of 5% per annum, with all accrued and unpaid interest payable on the Maturity Date, with prepayment permitted at any time without premium or penalty. In the event of default, interest would accrue at a rate of 10%.

Additional promissory notes were issued as follows: (1) on July 23, 2018, a secured promissory note in the principal amount of $250,000, with a Maturity Date and interest terms as outlined above; (2) on August 21, 2018, a senior secured promissory note in the principal amount of $322,363, due and payable on February 21, 2019, with interest terms as outlined above; (3) subsequent to the balance sheet date, on November 30, 2018, a senior secured promissory note in the principal amount of $4,322,165 (as of September 30, 2018 the balance under such promissory note was $2,122,691), due and payable on or before the first business day following the earlier of (i) the consummation of the Closing, as defined under the Merger Agreements, as described below, and (ii) February 21, 2019, with interest terms as outlined above; totaling $3,695,054 in promissory notes as of September 30, 2018.

On December 12, 2018 pursuant to an Agreement and Plan of Merger entered into on October 12, 2018 and amended on October 17, 2018 (collectively the “Merger Agreements”), the Company settled the promissory notes receivable by effectively forgiving $1,166,556 of the balance due as of September 30, 2018 as reflected in the condensed consolidated statements of operations. The remaining balance due under the promissory notes receivable of $2,528,498 as of September 30, 2018 was reflected as an advance against the purchase price. See Note 16 and 18 for additional information concerning this transaction.

5. Property and Equipment

Property and equipment costs as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Office equipment and computers	$74,369	$46,309
Furniture and fixtures	22,419	21,220
	96,788	67,529
Less accumulated depreciation and amortization	(32,200)	(12,859)
Net property and equipment costs	$64,588	$54,670

Depreciation expense for the three months ended September 30, 2018 and 2017 was $7,096 and $2,663, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $19,341 and $7,990, respectively. Depreciation expense is included in research and development expenses and general and administrative expenses, as appropriate, in the condensed consolidated statements of operations.

6. Platform Development

Platform development costs as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Platform development costs	$6,314,528	$3,145,308
Less accumulated amortization	(1,783,532)	(512,251)
Net platform development costs	$4,530,996	$2,633,057

A summary of platform development cost activity for the nine months ended September 30, 2018 is as follows:

Platform development at January 1, 2018	$3,145,308
Costs capitalized during the period:
Payroll-based costs	1,660,331
Stock based compensation costs	1,508,889
Platform development at September 30, 2018	$6,314,528

Amortization expense for the platform development costs for the three months ended September 30, 2018 and 2017, was $488,565 and $173,000, respectively. Amortization expense for the platform development costs for the nine months ended September 30, 2018 and 2017, was $1,271,281 and $226,000, respectively. Amortization expense for platform development is included in cost of revenues in the condensed consolidated statements of operations.

7. Intangible Assets

Intangible assets subject to amortization as of September 30, 2018 consisted of the following:

	September 30, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$6,740,000	$(141,323)	$6,598,677
Tradename	268,000	(5,619)	262,381
Website domain name	20,000	-	20,000
Total intangible assets	$7,028,000	$(146,942)	$6,881,058

Intangible assets subject to amortization were recorded as part of the Company’s business acquisition of HubPages for the developed technology and tradename. The website domain name has an infinite life and is not being amortized. Amortization expense for three months and nine months ended September 30, 2018 was $146,942.

As of September 30, 2018, estimated total amortization expense for the next five years related to the Company’s intangible assets subject to amortization is as follows:

September 30,
2019	$1,401,600
2020	1,401,600
2021	1,401,600
2022	1,401,600
2023	1,254,658
$6,861,058

8. Goodwill

The changes in the carrying value of goodwill during the nine months ended September 30, 2018 is as follows:

September 30, 2018
Goodwill at January 1, 2018	$-
Goodwill acquired in acquisition of HubPages	1,857,663
Goodwill at September 30, 2018	$1,857,663

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. For the nine months ended September 30, 2018, there is no change in goodwill and no impairment. The impairment evaluation process includes, amongst other things, making assumptions about variables, such as revenue growth, including long-term growth rates, profitability and discount rates.

9. Accrued Expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
General accrued expenses	$175,140	$150,136
Accrued payroll and related taxes	191,425	-
Accrued publisher expenses	609,525	-
Other accrued expenses	52,082	-
Total accrued expenses	$1,028,172	$150,136

10. Liquidating Damages Payable

As of September 30, 2018, the Company recorded $2,667,798 as Liquidated Damages in its condensed consolidated balance sheets. The components of the Liquidating Damages consist of the following.

Registration Rights Damages – On September 28, 2018, the Company determined that the registration statement covering the Series H Preferred Stock would not be probable of being declared effective within the requisite time frame, therefore, the Company would be liable for the maximum Liquidating Damages in connection with the Series H Preferred Stock issuance, with any related interest provisions (see Note 13).

Public Information Failure Damages – On September 28, 2018, the Company determined that the public information requirements in connection with the Series H Preferred Stock (as further described below) would not be probable of being satisfied within the requisite time frame, therefore, the Company would be liable for the maximum Liquidating Damages in connection with the Series H Preferred Stock issuance, with any related interest provisions (see Note 13).

11. Fair Value Measurements

The Company accounts for certain warrants and the embedded conversion features of the 8% Promissory Notes and 10% Convertible Debentures (both as described in Note 12) as derivative liabilities, which requires that the Company carry such amount in its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

The Company determined, due to their greater complexity, prior to the reset provision (as described in Note 12), the fair value of the L2 Warrants (as described in Note 14) and the embedded conversion feature with respect to the 8% Promissory Notes, as of the date of repayment, and 10% Convertible Debentures, as of the date of conversion, using appropriate valuation models derived through consultations with the Company’s independent valuation firm. The Company determined the fair value of the Strome Warrants (as described in Note 14) utilizing the Black-Scholes valuation model as further described below. After the reset provision, the Company determined the fair value of the L2 Warrants utilizing the Black-Scholes valuation model as further described below since such valuation model meets the fair value measurement objective based on the substantive characteristics of the instrument. These warrants and the embedded conversion features are classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly-quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants, notes and debentures, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility. These inputs are summarized as follows:

L2 Warrants – Valuation model: Black-Scholes option-pricing; expected life: 4.69 years; risk-free interest rate: 2.94%; volatility factor: 120.50%; dividend rate: 0.0%; transaction date closing market price: $0.61; exercise price: $0.50.

Strome Warrants – Valuation model: Black-Scholes option-pricing; expected life: 4.71 years; risk-free interest rate: 2.94%; volatility factor: 120.34%; dividend rate: 0.0%; transaction date closing market price: $0.61; exercise price: $0.50.

The following table represents the carrying amount, valuation and roll-forward of activity for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy for the nine months ended September 30, 2018:

	L2 Warrants	Strome Warrants	Total Derivative Liabilities
Carrying amount at January 1, 2018	$-	$-	$-
Issuance of warrants on June 11, 2018	312,749	-	312,749
Issuance of warrants on June 15, 2018	288,149	1,344,648	1,632,797
Change in fair value	(55,026)	(577,199)	(632,225)
Carrying amount at September 30, 2018	$545,872	$767,449	$1,313,321

The following table represents the carrying amount, valuation and a roll-forward of activity for the embedded conversion feature liability with respect to the 8% Promissory Notes and 10% Convertible Debentures accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy for the nine months ended September 30, 2018:

	8% Promissory Notes	10% Convertible Debentures	Series G Conversion Feature	Total Derivative Liabilities
Carrying amount at January 1, 2018	$-	$-	$72,563	$72,563
Recognition of conversion feature on June 11, 2018	78,432	-	-	78,432
Recognition of conversion feature on June 15, 2018	81,169	471,002	-	552,171
Derivative liability change upon extinguishment of debt	(29,860)	(1,042,000)	-	(1,071,860)
Change in fair value	(129,741)	570,998	(72,563)	368,694
Carrying amount at September 30, 2018	$-	$-	$-	$-

The change in valuation of derivative liabilities recognized in the condensed consolidated statements of operations as (expense)/income for the three months and nine months ended September 30, 2017 was $(3,311) and $6,939, respectively.

In addition, the carrying amount of the embedded conversion feature with respect to the Series G Preferred Stock (as described in Note 13) as of September 30, 2018 and December 31, 2017 was $29,735 (no further fair value required at each period-end as this is not considered a derivative liability) and $72,563, respectively.

The Company did not have any derivative liabilities as of or during the three months and nine months ended September 30, 2017.

12. Notes Payable

Officer Promissory Notes

In May 2018, the Company’s Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which was approximately 2.51% at September 30, 2018. At September 30, 2018, the total principal amount of advances outstanding, including accrued interest of $6,853, was $966,389.

8% Promissory Notes

On June 6, 2018, the Company entered into a securities purchase agreement with L2 Capital, LLC (“L2”), pursuant to which L2 purchased from the Company a convertible promissory note (the “8% Promissory Notes”), issuable in tranches, in the aggregate principal amount of $1,681,668 for an aggregate purchase price of $1,500,000, with interest at 8% per annum and the maturity date for each tranche funded is seven months from the date of issuance. The 8% Promissory Notes required an increasing premium for any prepayment from 20% for the first 90 days to 38% after 181 days, an increased conversion rate to a 40% discount if in default, a default rate of 18% plus a repayment premium of 40%, plus 5% for each additional default, and liquidated damages in addition to the default rates, ranging from 30% to 100% for certain breaches of the 8% Promissory Notes, subject to mandatory prepayment, including the above described premiums, equal to 50% of new funds raised by the Company in excess of $11,600,000 in the private placement of its securities.

On June 11, 2018, a first tranche of $570,556, which included $15,000 of L2’s legal expenses, was purchased for a price of $500,000, reflecting an original issue discount and debt discount of $70,556. On June 15, 2018, a second tranche of $555,556 was purchased for a price of $500,000, an original issue discount of $55,556. In connection with the first and second tranche, the Company issued warrants to L2, exercisable for 216,120 and 210,438 shares of the Company’s common stock at an exercise price of $1.30 and $1.20 per share, respectively (the “L2 Warrants”).

L2 had the sole discretion to purchase additional promissory notes, in certain circumstances, which expired. The promissory notes and any accrued but unpaid interest were convertible into common stock, at any time, at a conversion price equal to the lowest volume weighted average price (“VWAP”) during the ten trading day period ending on the issue date of the note. As a result of the closing of the 10% Debenture offering on June 15, 2018 (refer to 10% Convertible Debentures below), L2 no longer has the right to invest in the Company under the securities purchase agreement.

The warrants included a reset provision which provided that the number of shares issuable under the warrants shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche (see Note 14).

The Company accounted for the warrants and embedded conversion features of the promissory notes as derivative liabilities, as the Company was required to adjust downward (a reset provision) the exercise price of the warrants (floor price of $0.50 per share) and the conversion price of the promissory note under certain circumstances, which required the Company carry such amounts in its condensed consolidated balance sheets as liabilities at fair value, as adjusted at each period-end. Upon issuance, the Company recognized a derivative liability of $760,499 ($600,898 for the warrants and $159,601 for the embedded conversion feature). The derivative liability was treated as a debt discount and amortized over the term of the debt and upon extinguishment of the debt the Company recognized a gain for the embedded conversion feature derivative liability of $129,741 for the change in fair value during the three months ended September 30, 2018 (see Note 11).

During the three months and nine months ended September 30, 2018, interest of $56,857 and $71,218, respectively, was charged to expense, which consisted of $40,073 and $50,232, respectively, from the accretion of original issue discount and debt discount and $16,784 and $20,986, respectively, from the accrual of interest payable.

During the three months and nine months ended September 30, 2018, $241,682 and $309,211, respectively, was charged to interest expense from the amortization of debt discounts.

On September 6, 2018, the Company repaid the 8% Promissory Notes. The total amount borrowed was $1,000,000, and under the terms of the loan agreement the Company repaid $1,351,334 to satisfy the debt obligation. A loss on extinguishment of the debt in the amount of $722,619 was recorded upon repayment which is reflected in interest expense during the three months ended September 30, 2018.

10% Convertible Debentures

On June 15, 2018, the Company entered into a securities purchase agreement with four accredited investors to purchase an aggregate of $4,775,000 in principal amount of the Company’s 10% Convertible Debenture, due on June 30, 2019 (the “10% Convertible Debentures”). Included in the aggregate total of $4,775,000 is $1,025,000 from two of the Company’s executives. The 10% Convertible Debentures were convertible into an aggregate of 3,698,110 shares of the Company’s common stock based on a conversion price of $1.2912 per share. The 10% Convertible Debentures were interest bearing at the rate of 10% per annum, that was payable in cash semi-annually on December 31 and June 30, beginning on December 31, 2018. Upon the occurrence of certain events, the holders of the 10% Convertible Debentures were also entitled to receive an additional payment, if necessary, to provide the holders with a 20% annual internal rate of return on their investment. The Company had the option, under certain circumstances, to redeem some or all of the outstanding principal amount for an amount equal to the principal amount (plus accrued but unpaid interest thereon) or the option to cause the holders to convert their debt at a certain conversion price, otherwise, the Company was not permitted to prepay any portion of the principal amount without the prior written consent of the debt holders.

Additionally, pursuant to a registration rights agreement entered into in connection with the purchase agreement, the Company agreed to register the shares issuable upon conversion of the 10% Convertible Debentures for resale by the holders of the 10% Convertible Debentures. The Company had committed to file the registration statement by no later than 45 days after June 15, 2018 and to cause the registration statement to become effective by no later than 120 days after June 15, 2018 (or, in the event of a full review by the staff of the SEC, 150 days following June 15, 2018). The registration rights agreement provided for Liquidated Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such holders. Liquidated Damages were waived as part of the roll-over of the 10% Convertible Debentures into Series H Preferred Stock.

The securities purchase agreement also included a provision that required the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company failed for any reason to satisfy the current public information requirement, then the Company would have been obligated to pay to each holder a cash payment equal to 1.0% of the amount invested as partial Liquidated Damages, up to a maximum of six months. Such payments were subject to interest at the rate of 1.0% per month until paid in full. The 10% Convertible Debentures was rolled over into Series H Preferred Stock before the due date for the commencement of the Liquidated Damages.

Upon issuance, the Company accounted for an embedded conversion feature of the 10% Convertible Debentures as a derivative liability totaling $471,002, as the Company was required to adjust downward the conversion price of the debt under certain circumstances, which required that the Company carry such amount in its consolidated balance sheet as a liability at fair value, as adjusted at each period-end. The derivative liability was treated as a debt discount and amortized over the term of the debt and upon extinguishment of the debt the Company recognized a loss for the embedded conversion feature derivative liability of $570,998 for the change in fair value during the three months ended September 30, 2018 (see Note 11).

During the three months and nine months ended September 30, 2018, interest of $49,076 and $69,920, respectively, was charged to expense from the accrual of interest payable.

During the three months and nine months ended September 30, 2018, $45,860 and $64,452, respectively, was charged to interest expense from the amortization of debt discounts.

On August 10, 2018, the 10% Convertible Debentures with an aggregate principal amount of $4,775,000 plus obligations of $955,000 were converted into 5,730 shares of Series H Preferred Stock. A loss on extinguishment of the debt in the amount of $249,630 was recorded upon conversion which is reflected in interest expense during the three months ended September 30, 2018.

13. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of 10,270 authorized shares originally designated as series A through E with designations subsequently eliminated, 2,000 authorized shares designated as “Series F Convertible Preferred Stock,” none of which are outstanding, 1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168.496 shares are outstanding as of September 30, 2018, and 23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 19,399.25 shares are outstanding as of September 30, 2018.

Series G Convertible Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Series G Convertible Preferred Stock (the “Series G Preferred Stock”) and warrants, which expired on November 29, 2003, to purchase 63,000 shares of common stock to four investors. The Series G Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Series G Preferred Stock was initially convertible into common stock at a conversion price equal to 85% of the lowest sale price of the common stock over the five trading days preceding the date of the conversion, subject to a maximum conversion price of $16.30, adjusted for a 1-for-10 reverse stock split effective July 26, 2007. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock at any time after November 30, 2003 or buy out all outstanding shares of Series G Preferred Stock at the then conversion price. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

Prior to November 2001, 1,631.504 of the initial 1,800 shares of Series G Preferred Stock were converted into the Company’s common stock by the holders thereof. No conversions have taken place since November 2001. The remaining 168.496 shares continue to be outstanding.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, the holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their 168.496 shares at the liquidation value of $1,000 per share, or an aggregate amount of $168,496. The sale of all the assets of the Company on June 28, 2007 triggered the redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it was redeemable preferred stock and is classified in the condensed consolidated balance sheets as a mezzanine obligation between liabilities and stockholders’ equity.

Series H Convertible Preferred Stock

On August 10, 2018, the Company closed on a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued an aggregate of 19,399.25 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 58,785,606 shares of the Company’s common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share (the “Conversion Price”), for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, 5,730 shares were issued upon conversion of an aggregate principal amount of $4,775,000, plus prepayment obligations of $955,000, of the 10% Convertible Debentures issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to Heckman Maven Fund L.P. (affiliated with James Heckman, the Company’s Chief Executive Officer), and 30 shares of Series H Preferred Shares issued to Josh Jacobs, the Company’s President.

B. Riley FBR, Inc. (“B. Riley FBR”) is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing. In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669.25 shares (stated value of $1,000 per share) of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing (total issuance cost of $1,194,546).

The terms of Series H Preferred Stock and the number of shares of common stock issuable is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. In addition, if at any time prior to the nine month anniversary of the closing date, the Company sells or grants any option or right to purchase or issues any shares of common stock, or securities convertible into shares of common stock, with net proceeds in excess of $1,000,000 in the aggregate, entitling any person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. All the shares of Series H Preferred Stock shall automatically convert into shares of common stock on the fifth anniversary of the closing date at the then Conversion Price.

In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then a holder of the Series H Preferred Stock will be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete conversion of such holder’s Series H Preferred Stock immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, subject to certain conditions, adjustments and limitations.

Pursuant to the registration rights agreement entered into on August 10, 2018 in connection with the Securities Purchase Agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the holders. The Company committed to file the registration statement by no later than 75 days after the closing date and to cause the registration statement to become effective, in general, by no later than 120 days after the closing date (or, in the event of a full review by the staff of the Securities and Exchange Commission (“SEC”), 150 days following the closing date). The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages upon the occurrence of certain events, on each monthly anniversary, payable within 7 days of such event, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The Company recognized $1,347,254 of Liquidating Damages during the three months ended September 30, 2018, with respect to its registration rights agreement (see Note 10).

The Securities Purchase Agreement included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the Public Information Failure Payments requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The Company recognized $1,305,544 of Liquidating Damages during the three months ended September 30, 2018, with respect to its public information requirements (see Note 10).

During the three months ended September 30, 2018, in connection with the 19,399.25 Series H Preferred Stock issuance, the Company recorded a beneficial conversion feature in the amount of $18,045,496 for the underlying common shares since the nondetachable conversion feature was in-the-money (the Conversion Price of $0.33 was lower than the Company’s common stock trading price of $0.86) at the issuance date. The beneficial conversion feature was recognized as a deemed dividend.

Series I Convertible Preferred Stock

Information with respect to Series I Convertible Preferred Stock is provided in Note 18.

Series J Convertible Preferred Stock

Information with respect to Series J Convertible Preferred Stock is provided in Note 18.

14. Stockholders’ Equity

Common Stock

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On January 4, 2018, the Company issued an aggregate of 1,200,000 shares of its common stock to an investor, Strome Mezzanine Fund LP (“Strome”), in a private placement at a price of $2.50 per share. The Company received gross proceeds of $3,000,000 from the private placement, which was received prior to December 31, 2017, and was therefore classified as restricted cash and as a private placement advance in the consolidated balance sheet at December 31, 2017. Upon completion of the private placement on January 4, 2018, the funds were reclassified to cash and stockholders’ equity.

In connection with the January 4, 2018 closing of the private placement, MDB, as the placement agent, was entitled to receive 60,000 shares of the Company’s common stock (presented as “Common Stock to be Issued” within stockholders’ equity) valued at $150,000 (value based on private placement price of $2.50 per share). In addition, MDB received warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $2.50 per share (refer to Common Stock Warrants below).

Pursuant to the registration rights agreement entered into on January 4, 2018 with the investor, the Company agreed to register for resale the shares of common stock purchased pursuant to the private placement. The Company also committed to register the 60,000 shares issued to MDB. The Company committed to file the registration statement no later than 200 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) 7 business days after the SEC informs the Company that no review of the registration statement will be made or (ii) when the SEC has no further comments on the registration statement. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to the investor is 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested or the value of the securities registered by the placement agent. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted certain notes payable into Series H Preferred Stock in August 2018 (see Note 17) The Company recognized $15,001 of Liquidating Damages for the three and nine months ended September 30, 2018, with respect to its registration rights agreement for the common stock issued to MDB in conjunction with the January 4, 2018 private placement.

On March 30, 2018, the Company issued an aggregate of 500,000 shares of its common stock to Strome in a second closing of the private placement entered into on January 4, 2018 at a price of $2.50 per share. The Company received gross proceeds of $1,250,000 from the second closing of the private placement. No costs were incurred in connection with the second closing of the private placement.

The Company entered into a registration rights agreement on March 30, 2018 with the investor, pursuant to which the Company agreed to register for resale the shares of common stock purchased pursuant to the placement. The Company committed to file the registration statement no later than 270 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) 7 business days after the SEC informs the Company that no review of the registration statement will be made or (ii) when the SEC has no further comments on the registration statement. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to the investor is 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted certain notes payable into Series H Preferred Stock in August 2018 (see Note 12).

Information with respect to the issuance of common stock in connection with the acquisition of Say Media is provided in Note 18.

Restricted Stock Awards

During August 2016 and October 2016 the Company issued 12,209,677 and 307,475, respectively, shares of common stock to management and employees, as restricted stock awards, that contained a Company buy-back right for a certain number of shares pursuant to the achievement of a unique user performance condition (the “Performance Condition”) issued at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. On November 4, 2016, in conjunction with the Recapitalization, the number of shares subject to the buy-back was modified, resulting in a modification of the restricted stock awards. The shares vest over a three-year period starting on the beginning of the month of the issuance date, with one-third vesting in one year, and the balance monthly over the remaining two years. Because these shares require continued service to the Company, the estimated fair value of the shares is being recognized as compensation expense over the vesting period of the award.

As of December 31, 2017, the Performance Condition was determined based on 4,977,144 unique users accessing Maven’s channels in November 2017. Based on this level of unique users, 2,453,362 shares subject to the buy-back right were earned under the Performance Condition and 1,927,641 shares remained subject to the buy-back right. The Company’s Board made a determination on March 12, 2018 to waive the buy-back right, resulting in a modification of the restricted stock awards which resulted in incremental compensation cost of $2,756,527 at the time of the modification, of which $202,357 and $1,970,790, respectively, was recognized during the three months and nine months ended September 30, 2018.

On August 23, 2018, in connection with the Merger, the Company issued a total of 2,399,997 shares of common stock to certain key personnel of HubPages who agreed to continue their employment with HubPages, as restricted stock awards, subject to a repurchase right and vesting, The repurchase right which expired in March 2019 unexercised, gave the Company the option to repurchase a certain number of shares at par value based on a performance condition as defined in the terms of the Merger Agreement. The shares vest in twenty-four equal monthly installments beginning September 23, 2019 and ending September 23, 2021 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. The restricted stock awards provide for a true-up period that if the common stock is sold for less than $2.50 the holder will receive, subject to certain conditions, additional shares of common stock up to a maximum of the amount of shares originally received (or 2,400,000 in aggregate to all holders) for the shares that re sold for less than $2.50. The true-up period, in general, is 13 months after the consummation of the Merger until 90 days following completion of vesting, or July 30, 2021. The restricted stock awards were fair valued upon issuance by an independent appraisal firm. For subsequent event related to these restricted stock awards see Note 18.

On September 13, 2018, the Company issued 148,813 shares of common stock to certain members of the Board, as restricted awards, subject to continued service with the Company. The shares vest over a four-month period beginning September 30, 2018 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award.

The fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued.

A summary of the restricted stock award activity during the nine months ended September 30, 2018 is as follows:

			Weighted
	Number of Shares		Average Grant-Date
	Unvested	Vested	Fair Value
Restricted stock awards outstanding at January 1, 2018	6,979,596	5,537,556	$0.41
Issued	2,548,810	-	1.01
Vested	(3,983,309)	3,983,309
Forfeited	(204,735)	-
Restricted stock awards outstanding at September 30, 2018	5,340,362	9,520,865	0.86

At September 30, 2018, total compensation cost for the restricted stock awards, including the effect of the waiver of the buy-back right, not yet recognized was $4,101,987. This cost will be recognized over a period of approximately 1.87 years with a total of $776,423 remaining to be recognized before December 31, 2018. The Company paid to the holder the par value or $2,047 for the forfeited unvested restricted stock awards of 204,735 in January 2019.

Information with respect to stock based compensation expense of the restricted stock awards is provided in Note 15.

Common Stock Warrants

Warrants issued to purchase shares of the Company’s common stock to MDB, L2, and Strome (collectively the “Financing Warrants”) are described below.

MDB Warrants – On November 4, 2016, in conjunction with the Recapitalization, Integrated issued warrants to MDB (the “MDB Warrants”) to purchase 1,169,607 shares of common stock with an exercise price of $0.20 per share, of which 842,117 were exercised on April 30, 2018 under the cashless exercise provisions. A total of 327,490 warrants remain outstanding as of September 30, 2018 after the cashless exercise, subject to customary anti-dilution adjustments, and expire on November 4, 2021. On October 19, 2017, the Company issued warrants to MDB which acted as placement agent in connection with a private placement of its common stock, to purchase 119,565 shares of common stock. The warrants have an exercise price of $1.15 per share, subject to customary anti-dilution adjustments, and expire on October 19, 2022. On January 4, 2018, the Company issued warrants to MDB which acted as placement agent in connection with a private placement of its common stock, to purchase 60,000 shares of common stock. The warrants have an exercise price of $2.50 per share, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis, and expire on October 19, 2022. A total of 507,055 warrants are outstanding as of September 30, 2018. The MDB Warrants are recorded within additional paid-in capital in the condensed consolidated statements of stockholders’ equity.

L2 Warrants – Effective as of August 3, 2018, pursuant to the reset provision, the Company adjusted the exercise price to $0.50 per share (the floor exercise price) for the L2 Warrants and issued additional warrants to L2 to purchase 640,405 shares of common stock at an exercise price of $0.50 per share. As a result of the warrants exercise price being reduced to the floor exercise price on August 3, 2018 and triggering of the reset provision, the warrants no longer contain any reset provisions and will continue to be carried in the condensed consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, they require the delivery of registered shares upon exercise. At September 30, 2018, the warrants derivative liability was $545,872.

The warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis in certain circumstances. A total of 1,066,963 warrants are outstanding as of September 30, 2018, requiring a share reserve under the warrant instrument calling for three times the number of warrants issuable for anti-dilution provisions, or a total reserve of 3,200,889 shares of common stock.

Strome Warrants – On June 15, 2018, the Company modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which the Company was committed to issue up to 1,700,000 shares of common stock in certain circumstances, as further described below. As consideration for such modification, the Company issued warrants to Strome (the “Strome Warrants”) to purchase 1,500,000 shares of common stock, exercisable at an initial price of $1.19 per share for a period of five years, subject to a reset provision and customary anti-dilution provisions. Strome was also granted observer rights on the Company’s Board.

The January 4, 2018 financing transaction did not include any true-up or make-good provisions, nor did it contain any lock-up provisions, however, the March 30, 2018 financing transaction included a true-up provision and a lock-up provision. The true-up provision required the Company to issue additional shares of common stock if Strome sold shares on a national securities exchange or the OTC marketplace or in an arm’s-length unrelated third-party private sale in the 90-day period beginning one year after March 30, 2018 at less than $2.50 per share, up to a maximum of one share for each share originally sold to Strome. In addition, the Company entered into a separate agreement with Strome dated March 30, 2018 that extended the true-up provisions to the shares of common stock sold in the January 4, 2018 financing. Accordingly, under this true-up provision, which became effective March 30, 2018, the Company was obligated to issue up to an additional 1,700,000 shares of common stock to Strome without any further consideration under certain conditions in the future. As a result of the true-up provision, the maximum number of shares issuable in these transactions were 3,400,000 with a $1.25 floor price per share, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis in certain circumstances.

Effective as of August 3, 2018, pursuant to the reset provision, the Company adjusted the exercise price to $0.50 per share (the floor price) for such warrants. The Company accounted for the Strome Warrants, upon issuance, as a derivative liability because the warrants had a downward reset provision with a floor of $0.50 per share. The Company recorded the warrants at fair value in its condensed consolidated balance sheets, with adjustments to fair value at each period-end. Upon issuance, the Company recognized a derivative liability of $1,344,648. As a result of the warrants exercise price being reduced to the floor exercise price on August 3, 2018 and the triggering of the reset provision, the warrants no longer contain any reset provisions and will continue to be carried in the condensed consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, they require the delivery of registered shares upon exercise. At September 30, 2018, the warrants derivative liability was $767,449.

A summary of the Financing Warrants activity during the nine months ended September 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Financing Warrants outstanding at January 1, 2018	1,289,172	$0.29
Issued	1,986,558	1.24
Exercised	(842,117)	0.20
Issued as result of the reset provision on August 3, 2018	640,405	0.83
Financing Warrants outstanding at September 30, 2018	3,074,018	1.20	4.5
Financing Warrants exercisable at September 30, 2018	3,074,018	1.20	4.5

The exercise of the 842,117 warrants in April 2018 on a cashless basis resulting in the issuance of 736,853 net shares of common stock when the common stock price was $1.60 per share. The aggregate issue date fair value of the Financing Warrants issued during the nine months ended September 30, 2018 was $3,322,166.

The exercise prices of the Financing Warrants outstanding and exercisable are as follows as of September 30, 2018:

	Financing	Financing
	Warrants	Warrants
Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$0.20	327,490	327,490
$0.50	2,566,963	2,566,963
$1.15	119,565	119,565
$2.50	60,000	60,000
	3,074,018	3,074,018

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of September 30, 2018 was approximately $416,000, based on a fair market value of $0.61 per share on September 30, 2018.

Information with respect to the equity-based expense related to the Financing Warrants is provided in Note 15.

15. Stock Based Compensation

Common Stock Options

On March 28, 2018, the Board approved an increase in the number of shares of the Company’s common stock reserved for grant pursuant to the 2016 Stock Incentive Plan (the “2016 Plan”) from 3,000,000 shares to 5,000,000 shares. In August 2018, the Company increased the authorized number of shares of common stock under the 2016 Plan from 5,000,000 shares to 10,000,000 shares. The Company’s shareholders approved the increase in the number of shares authorized under the 2016 Plan on April 3, 2020. The 2016 Plan is administered by the Board, and there were no grants prior to the formation of the 2016 Plan. Shares subject to an award that lapse, expire, are forfeited or for any reason are terminated unexercised or unvested will automatically again become available for issuance under the 2016 Plan. Common stock options issued under the 2016 Plan may have a term of up to ten years and may have variable vesting provisions.

At September 30, 2018, options to acquire 9,693,831 shares of the Company’s common stock had been granted under the 2016 Plan, and options to acquire 306,169 shares of common stock remain available for future grant.

The estimated fair value of the stock based awards is recognized as compensation expense over the vesting period of the award. The fair value of the common stock option awards is estimated at the grant date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life.

The fair value of common stock options granted during the nine months ended September 30, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.27% to 2.91%
Expected dividend yield	0.00%
Expected volatility	108.34% to 130.08%
Expected life	3-6 years

A summary of the common stock option activity during the nine months ended September 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock options outstanding at January 1, 2018	2,176,637	$1.25	9.25
Granted	8,131,750	0.84
Exercised	(125,000)	0.20
Forfeited	(435,285)	1.57
Expired	(54,271)	1.60
Common stock options outstanding at September 30, 2018	9,693,831	0.63	9.58
Common stock options exercisable at September 30, 2018	1,264,995	1.31	8.69

The aggregate grant date fair value of common stock options granted during the nine months ended September 30, 2018 was $5,549,585. The aggregate intrinsic value as of September 30, 2018 and December 31, 2017 was none and $1,573,000, respectively.

In conjunction with the Recapitalization, the Company assumed 175,000 fully-vested common stock options having an exercise price of $0.17 per share and an expiration date of May 15, 2019. Of those options, 125,000 were exercised in June 2018 on a cashless basis resulting in the issuance of 106,154 net shares of common stock.

The exercise prices of common stock options outstanding and exercisable are as follows as of September 30, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $1.00	6,111,500	45,832
$1.01 to $1.25	1,818,859	866,658
$1.26 to $1.50	45,000	1,949
$1.51 to $1.75	487,222	130,139
$1.76 to $2.00	1,055,000	190,417
$2.01 to $2.25	135,000	-
$2.26 to $2.50	41,250	30,000
	9,693,831	1,264,995

Outstanding options for 8,428,836 shares of the Company’s common stock had not vested at September 30, 2018.

At September 30, 2018, there was approximately $4,950,651 of total unrecognized compensation expense related to common stock options granted which is expected to be recognized over a weighted-average period of approximately 3.68 years.

The intrinsic value of exercisable but unexercised in-the-money common stock options as of September 30, 2018 was approximately $45,833, based on a fair market value of $0.61 per share of the Company’s common stock on September 30, 2018.

Channel Partner Warrants

At September 30, 2018, Channel Partner Warrants to purchase 4,215,500 shares of the Company’s common stock had been issued, and warrants to purchase 900,992, after considering the reduction in the total warrants available of 2,000,000, shares of common stock remain available for future grant.

Upon the performance condition being met under the terms of the Channel Partner Warrants, such warrant will be earned and issued, and once earned will vest over three years and expire five years from issuance. The warrants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the warrants vest, they are valued on each vesting date. Channel Partner Warrants with performance conditions that do not have sufficiently large disincentive for non-performance are measured at fair value that is not fixed until performance is complete. The estimated fair value of the equity-based awards is recognized as an expense at the vesting date of the award. The fair value of the warrant is estimated at the vesting date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and warrant life.

The fair value of Channel Partner Warrants issued during the nine months ended September 30, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.53% to 2.89%
Expected dividend yield	0.00%
Expected volatility	95.73% to 108.10%
Expected life	3-5 years

A summary of the Channel Partner Warrants activity during the nine months ended September 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)

Channel Partner Warrants outstanding at January 1, 2018	1,303,832	$1.48
Issued	295,000	1.74
Exercised	-	-
Forfeited	(499,824)	1.39
Channel Partner Warrants outstanding at September 30, 2018	1,099,008	1.50	3.82
Channel Partner Warrants exercisable at September 30, 2018	261,696	1.47	3.81

The exercise prices range from $1.32 to $2.25 per share. The intrinsic value of exercisable but unexercised in-the-money Channel Partner Warrants as of September 30, 2018 was none based on a fair market value of $0.61 per share on September 30, 2018

A summary of stock based compensation and equity-based expense charged to operations or capitalized during the three months and nine months ended September 30, 2018 and 2017 is as follows:

	Restricted	Common	Channel
	Stock	Stock	Partner	Financing
	Awards	Options	Warrants	Warrants	Total
During the three months ended September 30, 2018:
Cost of revenue	$1,972	$-	$(1,630)	$-	$342
Research and development	28,216	65,798	-	-	94,014
General and administrative	960,939	169,683	-	-	1,130,622
Total costs charged to operations	991,127	235,481	(1,630)	-	1,224,978
Capitalized platform development	334,749	27,744	-	-	362,493
Total stock based compensation	$1,325,876	$263,225	$(1,630)	$-	$1,587,471

During the three months ended September 30, 2017:
Cost of revenue	$-	$-	$35,000	$-	$35,000
Research and development	-	-	-	-	-
General and administrative	261,749	216,920	-	-	478,669
Total costs charged to operations	261,749	216,920	35,000	-	513,669
Capitalized platform development	243,484	-	-	-	243,484
Total stock based compensation	$505,233	$216,920	$35,000	$-	$757,153

During the nine months ended September 30, 2018:
Cost of revenue	$1,972	$-	$153,447	$-	$155,419
Research and development	28,216	67,088	-	-	95,304
General and administrative	2,354,801	810,586	-	-	3,165,387
Total costs charged to operations	2,384,989	877,674	153,447	-	3,416,110
Capitalized platform development	1,366,161	142,728	-	-	1,508,889
Total stock based compensation	$3,751,150	$1,020,402	$153,447	$-	$4,924,999

During the nine months ended September 30, 2017:
Cost of revenue	$-	$-	$115,000	$-	$115,000
Research and development	-	-	-	-	-
General and administrative	801,743	408,432	-	32,335	1,242,510
Total costs charged to operations	801,743	408,432	115,000	32,335	1,357,510
Capitalized platform development	688,302	-	-	-	688,302
Total stock based compensation	$1,490,045	$408,432	$115,000	$32,335	$2,045,812

16. Related Party Transactions

Investment Banking Services

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 in cash and issued 162,000 shares of common stock to MDB, which acted as placement agent.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000. In connection with the offering, the Company issued 119,565 shares of common stock and warrants to purchase 119,565 shares of common stock to MDB, which acted as placement agent.

On January 4, 2018, the Company completed a private placement of its common stock, selling 1,200,000 shares at $2.50 per share, for total gross proceeds of $3,000,000. In connection with the offering, MDB, which acted as placement agent, was entitled to 60,000 shares of common stock and warrants to purchase 60,000 shares of common stock.

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

Board of Directors and Finance Committee

During September 2018, John A. Fichthorn joined the Board of the Company and during November 2018 he was elected as Chairman of the Board and Chairman of the Finance Committee. Until March of 2020 Mr. Fichthorn served as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. During September 2018, Todd D. Sims joined the Board of the Company and is also a member of the Board of Directors of B. Riley. Mr. Sims serves on the Board of the Company as a designee of B. Riley. Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to supports its acquisitions of HubPages and Say Media (see Note 18) and for refinancing and working capital purposes.

Service Contracts

Ms. Rinku Sen became a director of the Company in November 2017 and has provided consulting services and operates a channel on the Company’s platform. During the three months and nine months ended September 30, 2018, the Company paid Ms. Sen $0 and $15,521, respectively, for these services.

Effective on September 20, 2017, the Company entered into a six-month contract, with automatic renewals unless cancelled, with a company located in Nicaragua that is owned by Mr. Christopher Marlett, a then director of the Company, to provide content conversion services. During the three months and nine months ended September 30, 2018, the Company paid $44,200 and $64,350, respectively, for these services.

Officer Promissory Notes

In May 2018, the Company’s Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which was approximately 2.51% as of September 30, 2018. At September 30, 2018, the total principal amount of advances outstanding, including accrued interest of $6,853, was $966,389.

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

Say Media Promissory Notes Receivable

As a result of the Say Media acquisition on December 12, 2018, the Company settled the promissory notes receivable by effectively forgiving $1,166,556 of the balance due as of September 30, 2018 as reflected in the condensed consolidated statements of operations. The Company has a balance due under the promissory notes receivable of $2,528,498 as of September 30, 2018 which is considered an advance against the purchase price for the acquisition. See Note 18 for additional information concerning this transaction. At September 30, 2018, the Company had the following balances on its condensed consolidated balance sheet; accounts receivable of $84,287, and accounts payable of $186,248. During the three months and nine months ended September 30, 2018, the Company reflected the following on its condensed consolidated statement of operations; revenues of $81,976 and $84,287, respectively, and operating expenses of $117,647 and $117,647, respectively.

17. Commitments and Contingencies

Operating Lease

In April 2018, the Company entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Suite 200, Seattle, Washington. The sublease has a term of 41 months, commencing on June 1, 2018, with base rent at a rate of $25.95 per square foot per annum in months 1 through 12, rising to $37 per square foot in months 37 to 41. Upon execution of the sublease in April 2018, the Company paid $60,249 as prepaid rent and a security deposit of $22,992. The following table shows the aggregate commitment by year:

Years Ending December 31:
2018 (October – December)	$48,000
2019	233,000
2020	265,000
2021	227,000
$773,000

The Company is currently evaluating the impact that the adoption of ASC Topic 842, Leases, will have at January 1, 2019 upon recognition of the right-of-use assets and corresponding lease liability, initially measured at the present value of the lease payments, on its condensed consolidated balance sheets for this lease commitment, as well as the disclosure of key information about this lease arrangement, including the overall presentation on its condensed consolidated financial statements.

Revenue Guarantee

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. During the three months ended September 30, 2018 and 2017, the Company paid Channel Partner guarantees of $297,887 and $164,336, respectively. During the nine months ended September 30, 2018 and 2017, the Company paid Channel Partner guarantees of $1,101,373 and $202,669, respectively. At September 30, 2018, the aggregate commitment was $23,750. The following table shows the aggregate commitment by year:

Years ending December 31,
2018 (October – December)	$12,250
2019	11,500
$23,750

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

18. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

10% OID Convertible Debentures

On October 18, 2018, the Company entered into a securities purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which the Company issued to the investors 10% original issue discount senior secured convertible debentures (the “10% OID Convertible Debentures”) in the aggregate principal amount of $3,500,000, which, after taking into account the 5% original issue discount, and legal fees and expenses of the investors, resulted in the Company receiving net proceeds of $3,285,000. The Company issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock in connection with this securities purchase agreement. The debentures were due and payable on October 31, 2019. Interest accrued on the debentures at the rate of 10% per annum, payable on the earlier of conversion, redemption or October 31, 2019.

The debentures were convertible into shares of the Company’s common stock at the option of the investor at any time prior to October 31, 2019, at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and were subject to certain redemption rights by the Company. On December 12, 2018, there was a roll-over of the 10% OID Convertible Debentures into the 12% Convertible Debentures (as further described below).

12% Convertible Debentures

On December 12, 2018, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company issued to the investors 12% senior secured subordinated convertible debentures (the “12% Convertible Debentures”) in the aggregate principal amount of $13,091,528, which includes (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% OID Convertible Debentures issued to two of the investors on October 18, 2018, and (ii) a placement fee, payable in cash, of $540,000 to the Company’s placement agent, B. Riley FBR, in the offering. After taking into account legal fees and expenses of the investors, the Company received net proceeds of $8,950,000. The 12% Convertible Debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto.

Subject to the Company receiving shareholder approval to increase its authorized shares of common stock, principal and interest accrued on the 12% Convertible Debentures are convertible into shares of common stock, at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. If the Company does not perform certain of its obligations in a timely manner, it must pay Liquidated Damages to the investors (see Note 17).

As long as any portion of the 12% Convertible Debentures remain outstanding, unless investors holding at least 51% in principal amount of the then outstanding 12% Convertible Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness.

On March 18, 2019, the Company entered into a securities purchase agreement with two accredited investors, including John Fichthorn, the Company’s Chairman of the Board, pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $1,696,000, which includes a placement fee of $96,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture, for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses of $10,000 which were paid in cash, the Company received net proceeds of $1,590,000.

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $318,000, which includes a placement fee of $18,000 paid to B. Riley FBR in the form of a 12% Debenture for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $300,000.

On April 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of the Company’s Board, pursuant to which the Company issued a 12% Convertible Debenture in the aggregate principal amount of $100,000. In connection with this placement, B. Riley FBR waived its placement fee of $6,000 for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $100,000.

The 12% Convertible Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are convertible into shares of the Company’s common stock at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. All other terms of the 12% Convertible Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are identical to the 12% Convertible Debentures issued on December 12, 2018.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on March 18, 2019, March 27, 2019 and April 8, 2019, the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the investors. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the Series H Preferred Stock have been registered pursuant to a registration statement under a certain registration rights agreement, dated as of August 9, 2018. The registration rights agreements provide for Registration Rights Damages (as further described in Note 10) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (refer to “Liquidating Damages” below for further details).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 10) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (refer to “Liquidating Damages” below for further details).

Acquisition of Say Media, Inc.

On October 12, 2018, the Company, Say Media, a Delaware corporation, SM Acquisition Co., Inc., a Delaware corporation (“SMAC”), which is a wholly-owned subsidiary of the Company incorporated in Delaware on September 6, 2018 to facilitate the merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders, entered into the Merger Agreements, pursuant to which SMAC will merge with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly-owned subsidiary of the Company.

On December 12, 2018, the Company consummated the merger with Say Media, pursuant to the terms of the Merger Agreements.

In connection with the consummation of the merger, total cash consideration of $9,537,397 was paid (net of cash acquired of $534,637), including the following: (1) $6,703,653 to a creditor of Say Media; (2) $250,000 transaction bonus to a designated employee of Say Media; (3) $2,078,498 advanced prior to September 30, 2018 for certain execution payments in connection with the acquisition; and (4) $505,246 for legal fees ($450,000 was advanced for acquisition related legal fees of Say Media paid on August 27, 2018 and additional cash consideration of $55,246 was paid at the Closing for acquisition related legal fees incurred). Furthermore, under the terms of the Merger Agreements, the Company agreed to issue 5,500,000 shares of its common stock to the former holders of Say Media’s Preferred Stock. The Company also issued a total of 2,000,000 restricted stock awards (see below “Restricted Stock Awards”), subsequent to the acquisition, to acquire common stock of the Company to key personnel for continuing services with Say Media, subject to vesting, and repurchase rights under certain circumstances. The shares issued are for post combination services.

2016 Equity Incentive Plan

From October 1, 2018 through December 12, 2018, the Company granted stock options, of which 56,000 are outstanding as of the issuance of these condensed consolidated financial statements, to acquire shares of common stock.

2019 Equity Incentive Plan

On April 4, 2019, the Board of the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to seek, to better secure, and to retain the services of a select group of persons, to provide incentives for those persons to exert maximum efforts for the success of the Company and its affiliates, and to provide a means by which those persons have an opportunity to benefit from increases in the value of the Company’s common stock through the granting of stock awards.

The 2019 Plan allows the Company to grant non-statutory stock options, stock appreciation rights, restricted stock awards and/or restricted stock units awards to acquire shares of the Company’s common stock to the Company’s employees, directors and consultants, all of which require the achievement of certain price targets by the Company’s common stock.

From April 10, 2019 through March 26, 2020, the Company granted stock options, of which 79,494,813 are outstanding as of the issuance of these condensed consolidated financial statements, to acquire shares of the Company’s common stock to officers, directors, employees and consultants. The Company’s shareholders approved the 2019 Plan and the maximum number of shares authorized of 85,000,000 under the plan on April 3, 2020. The Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under this plan; accordingly, any stock option grants under this plan are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Restricted Stock Awards

From October 1, 2018 through February 22, 2019, the Company granted restricted stock awards, of which 906,367 are outstanding as of the issuance of these condensed consolidated financial statements, for shares of common stock. In connection with the Say Media acquisition the Company granted restricted stock awards, of which 1,175,000 are outstanding as of the issuance of these condensed consolidated financial statements, for shares of common stock. On May 31, 2019, the Company granted 2,399,997 restricted stock units to the holders of the restricted stock awards in connection with the Merger in consideration for an amendment to the true up provisions.

Equity Grants Outside Option Plans

From December 12, 2018 through March 16, 2019, the Company granted stock options, of which 3,821,333 are outstanding as of the issuance of these condensed consolidated financial statements, to acquire shares of the Company’s common stock to officers, directors and employees outside of the 2016 Plan and the 2019 Plan. The Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of these stock options, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Adoption of Sequencing Policy

Under ASC 815-40-35, the Company adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

Acquisition of TheStreet, Inc. and Partnership with Cramer Digital

On June 11, 2019, the Company, TST Acquisition Co., Inc., a Delaware corporation (“TSTAC”), a newly-formed indirect wholly-owned subsidiary of the Company, and TheStreet, Inc., a Delaware corporation (“TheStreet”), entered into an agreement and plan of merger, pursuant to which TSTAC will merge with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company.

The merger agreement provided that all issued and outstanding shares of common stock of TheStreet (other than those shares with respect to which appraisal rights have been properly exercised) will be exchanged for an aggregate of $16,500,000 in cash. Pursuant to the terms of the merger agreement, on June 10, 2019, the Company deposited $16,500,000 into an escrow account pursuant to an escrow agreement, dated June 10, 2019, by and among the Company, TheStreet and Citibank, N.A., as escrow agent.

On August 7, 2019, the Company consummated the merger between TheStreet and TSTAC, pursuant to which TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as an indirect wholly-owned subsidiary of the Company, pursuant to the terms of the merger agreement dated as of June 11, 2019, as amended. In connection with the consummation of the merger, the Company paid a total of $16,500,000 in cash to TheStreet’s stockholders. This transaction was funded through a debt financing arranged by a subsidiary of B. Riley Financial, Inc. (see below “Amended and Restated Note Purchase Agreement”).

On August 8, 2019, in connection with the merger, finance and stock market expert Jim Cramer, who co-founded TheStreet, agreed to enter into a new partnership with TheStreet through Cramer Digital, a new production company featuring the digital rights and content created by Mr. Cramer and his team of financial experts. The partnership will allow Mr. Cramer to continue his subscription and content offerings and will be under his editorial control. The Company expects that TheStreet’s senior management will continue with the Company subsequent to the merger.

Note Purchase Agreement

On June 10, 2019, the Company entered into a note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, pursuant to which the Company issued to the investor a 12% senior secured note, due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account B. Riley’s placement fee of $1,000,000 and legal fees and expenses of the investor, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into escrow to fund TheStreet merger consideration and the balance of $2,365,000 was to be used by the Company for working capital and general corporate purposes.

ABG-SI LLC Licensing Agreement

On June 14, 2019, the Company and ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, entered into a licensing agreement (the “Licensing Agreement”) pursuant to which the Company shall have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Licensed Business”). The Company is not required to implement geo filtering or other systems to prevent users located outside the territory from accessing the digital channels in the territory.

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

Pursuant to a publicly announced agreement between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith operated the Licensed Business under license from ABG (the “Meredith License Agreement). On October 3, 2019 Maven, ABG and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement whereby the parties agreed to the terms and conditions under which Meredith would continue to operate certain aspects of the business, and provide certain services during the fourth quarter of 2019 as all activities were transitioned over to Maven. Through these agreements, Maven took over operating control of the Sports Illustrated business.

The Company has agreed to issue to ABG within 30 days of the execution of the Licensing Agreement warrants to acquire common stock of the Company representing 10% of the Company’s fully diluted equity securities (“Warrants”). Half the Warrants shall have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the Warrants shall have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The Warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants shall vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by the Company of the Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants shall vest based on the achievement of certain performance goals for the Licensed Business in calendar years 2020, 2021, 2022 or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants shall be vested; (4) all of the Warrants shall automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (5) ABG shall have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

Additionally, Ross Levinsohn, the former senior executive from Fox and Yahoo!, had agreed to become the new Chief Executive Officer of the Licensed Business.

Mr. Levinsohn was a director of the Company from November 4, 2016 through October 20, 2017. In conjunction with Mr. Levinsohn’s services as a director of the Company, he received restricted stock awards for 245,434 shares of common stock. Mr. Levinsohn retained his restricted stock awards and they continued to vest subsequent to his resignation from the Board on October 20, 2017. The restricted stock awards will continue to vest through October 16, 2019. In conjunction with the vesting of the restricted stock awards, the Company recognized stock based compensation cost of $16,616 and $71,619 for the three months and nine months ended September 30, 2018, respectively, and $28,634 and $14,317 for the three months and nine months ended September 30, 2017, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations.

On April 10, 2019, the Company entered into an Advisory Services Agreement with Mr. Levinsohn to provide advisory services with respect to strategic transactions in the media and digital publishing industries, in exchange for which Mr. Levinsohn was granted a stock option to purchase 532,004 shares of common stock, exercisable for a period of 10 years at $0.46 per share (the closing market price on April 10, 2019) subject to vesting (i) based on the achievement by the Company of stock price and liquidity targets and becoming listed on a national securities exchange and (ii) a concurrent 36-month vesting period with a 12-month cliff, and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

On June 11, 2019, Mr. Levinsohn was granted stock options, in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement, to acquire 2,000,000 shares of common stock under the Company’s 2019 Plan. These stock options vest monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and a further 1/36 vesting at the end of each month of continuous service thereafter, exercisable for a period of ten years at $0.42 per share (the closing market price on June 11, 2019), and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

On September 16, 2019, Mr. Levinsohn was granted a stock options, in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement, to acquire 2,000,000 shares of common stock under the Company’s 2019 Plan. These stock options vest monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and the remaining two-thirds over next 24 months subject to meeting certain revenue targets, exercisable for a period of ten years, $0.78 per share (the closing market price on September 16, 2019), and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Mr. Levinsohn has also entered into an agreement with the Company to purchase $500,000 of the Company’s newly-designated Series I Convertible Preferred Stock.

Amended and Restated Note Purchase Agreement

On June 14, 2019, the Company entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended and restated the 12% senior secured note dated June 10, 2019, by and among the Company and the investor. Pursuant to this amendment, the Company issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amends, restates and supersedes that $20,000,000 12% senior secured note issued by the Company on June 10, 2019 to the investor. The Company received additional gross proceeds of $48,000,000, which after taking into account B. Riley’s placement fee of $2,400,000 and legal fees and expenses of the investor, the Company received net proceeds of $45,550,000, of which $45,000,000 was paid to ABG-SI LLC against future royalties in connection with the Company’s previously announced Licensing Agreement, dated June 14, 2019, with ABG-SI LLC, and the balance of $550,000 will be used by the Company for working capital and general corporate purposes.

On August 27, 2019, the Company entered into a first amendment to the amended note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended the amended and restated 12% senior secured note dated June 14, 2019. Pursuant to this first amendment, the Company received gross proceeds of $3,000,000, which after taking into account a closing fee paid to the investor of $150,000 and legal fees and expenses of the investor, the Company received net proceeds of approximately $2,830,000, which will be used by the Company for working capital and general corporate purposes.

On February 27, 2020, the Company entered into a second amendment to amended and restated note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended the first amendment to the amended and restated 12% senior secured note dated August 27, 2019. Pursuant to the second amendment, the Company is (i) allowed to replace its previous $3.5 million working capital facility with a new $15.0 million working capital facility; and (ii) permitted to account for the issuance by the investor of a $3.0 million letter of credit to the Company’s landlord for the Company’s lease of the premises located at 225 Liberty Street, 27th Floor, New York, NY 10281.

Warrant Exercise

On September 10, 2019, a total of 1,078,661 warrants were exercised on a cashless basis, for a total of 539,331 shares of common stock.

Series I Convertible Preferred Stock

On June 27, 2019, 25,800 authorized shares of the Company’s preferred stock were designated as “Series I Convertible Preferred Stock” (the “Series I Preferred Stock”). On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $1,386,000 plus $52,500 in reimbursement of legal fees and other transaction costs. The Company used approximately $21.7 million of the net proceeds from the financing to partially repay the amended and restated 12% senior secured note dated June 14, 2019, and to pay deferred fees of approximately $3,400,000 related to that borrowing facility.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on June 28, 2019, the Company agreed to register the shares issuable upon conversion of the Series I Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its annual report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet and its license with ABG-SI LLC, with the SEC, but in no event later than December 1, 2019. The Company committed to cause the registration statement to become effective by no later than 90 days after December 1, 2019, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages (as further described in Note 10) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (refer to “Liquidating Damages” below for further details).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 10) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (refer to “Liquidating Damages” below for further details).

Series J Convertible Preferred Stock

On October 4, 2019, 35,000 authorized shares of the Company’s preferred stock were designated as “Series J Convertible Preferred Stock” (the “Series J Preferred Stock”). On October 7, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 20,000 shares of Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $525,240 plus $43,043 in reimbursement of legal fees and other transaction costs. The Company used $5.0 million of the net proceeds from the financing to partially repay the amended and restated 12% senior secured note dated June 14, 2019, and to use net proceeds of approximately $14.4 million for working capital and general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on October 7, 2019, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its annual report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet, Say Media, HubPages, and its license with ABG-SI LLC, with the SEC, but in no event later than March 31, 2020. The Company committed to cause the registration statement to become effective by no later than 90 days after March 31, 2020, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages (as further described in Note 10) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (refer to “Liquidating Damages” below for further details).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 10) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (refer to “Liquidating Damages” below for further details).

Appointment of Chief Operating Officer

On December 9, 2019, the Company announced the appointment of William Sornsin as the Company’s Chief Operating Officer. Mr. Sornsin has been with the Company since 2016 and has filled various roles with the Company since that time. Mr. Paul Edmondson, who had also held the position of Chief Operating Officer, will continue as the Company’s President.

Appointment of Chief Revenue Officer

On December 9, 2019, Company announced the appointment of Mr. Avi Zimak as the Company’s Chief Revenue Officer and Head of Global Strategic Partnerships. Mr. Zimak, will be employed on a full time basis, at an annual salary of $450,000. Mr. Zimak will be paid a signing bonus of $250,000, subject to recapture in certain circumstances if Mr. Zimak’s employment ends before the second anniversary of the date of his employment agreement. Mr. Zimak will be eligible for an annual bonus of up to $450,000, based on the achievement in each calendar year of defined annual revenue targets, calculated on a quarterly basis, and paid quarterly subject to an annual reconciliation. Mr. Zimak will be granted a ten-year stock option to purchase up to an aggregate of 2,250,000 shares of common stock under the 2019 Plan. The stock options will vest as to 1,125,000 shares, in three equal installments, based on performance targets tied to the achievement of established annual revenue targets for fiscal years 2020 to and including 2022. The remaining 1,250,000 stock options will vest as follows: (i) 1/3 will vest after 12 months from the date of the employment agreement; and (ii) then 1/36th will vest at the end of each month thereafter, concluding 36 months from the effect date of the employment agreement. Currently these options are unfunded, and the Company has agreed to timely increase the availability of shares of common stock to permit the exercise of the options upon vesting. At the commencement of the employment, Mr. Zimak will also be awarded restricted stock units for 250,000 shares of common stock, vesting one year after the date of the employment agreement, with the shares to be delivered on the fifth anniversary of the date of the employment agreement. The term of the employment agreement is for an initial period of two years, and it is automatically renewed for one additional year periods thereafter if not previously terminated. The employment agreement has early termination provisions for cause, permanent incapacity, and death. Mr. Zimak has the right to terminate for good reason in certain circumstances. In the event of certain of the early termination events, the Company will be obligated to pay salary compensation, bonus amounts and various of the restricted stock units will continue to vest. In the event of termination, the vested stock options and further vesting will be governed by the terms of the stock option grant and the plan under which they are granted. During the employment period and for one year thereafter, Mr. Zimak will be subject to the Company’s typical non-solicitation and competition provisions for all executive employees.

Merger of Subsidiaries

On December 19, 2019, the Company’s wholly owned subsidiaries Maven Coalition, Inc., a Nevada corporation, and HubPages, Inc, a Delaware corporation, were merged into the Company’s wholly owned subsidiary Say Media, Inc, a Delaware corporation. On January 6, 2020 Say Media, Inc. amended its certificate of incorporation to change its name to Maven Coalition, Inc.

Operating Lease

On January 14, 2020, the Company entered into a lease agreement for offices at 225 Liberty Street, 27th Floor, New York, New York, with an effective date in February 1, 2020. Under the terms of the agreement, the Company has a rent abatement for the initial nine months of the lease term, with rent payments commencing during November 1, 2020 and the lease expiring in November 30, 2032. The Company has a maximum tenant allowance of $408,680 for certain costs. Monthly rental payments are as follows: 1) initial sixty-month term $252,019; 2) second sixty-month term $269,048; and 3) remainder twenty-five month term $286,076; for total minimum lease payments of $38,415,920. In addition to the fixed rent the Company will also pay a portion of the operating costs associated with the space and is entitled to.

The Company is currently evaluating the impact that the adoption of ASC Topic 842, Leases, will have at January 1, 2019 upon recognition of the right-of-use assets and corresponding lease liability, initially measured at the present value of the lease payments, on its balance sheet for this lease commitment, as well as the disclosure of key information about this lease arrangement, including the overall presentation on its condensed consolidated financial statements.

FastPay Credit Facility

On February 27, 2020 the Company entered into a Financing and Security Agreement with FPP Finance LLC (“FastPay”) pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of the issuance of these condensed consolidated financial statements was $4,924,531.

Asset Acquisition of Petametrics Inc.

On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., dba LiftIgniter, a Delaware corporation where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: 1) cash payment of $184,086 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, 2) at closing a cash payment of $131,202, 3) collections of certain accounts receivable, 4) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock, and 5) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock.

Delayed Draw Term Loan

On March 24, 2020, the Company entered into a second amended and restated note purchase agreement with BRF Finance Co., LLC, an affiliated entity of B. Riley, in its capacity as agent for the purchasers, which amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, the Company issued a 15% delayed draw term note (the “Term Note”), in the aggregate principal amount of $12,000,000 to the investor. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in kind in arrears on the last day of each fiscal quarter. On March 25, 2020, the Company drew down $6,913,865 under the Term Note, and after taking into account $793,109 of commitment and funding fees paid to the Investor and legal fees and expenses of the investor, the Company received net proceeds of approximately $6,000,000, which will be used by the Company for working capital and general corporate purposes. Additional borrowings under the note requested by the Company may be made at the option of the purchasers. Pursuant to the note purchase agreement, interest on amounts outstanding under the notes previously issued under the amended and restated note purchase agreement with respect to (x) interest payable on the notes previously issued under the amended and restated note purchase agreement on March 31, 2020 and June 30, 2020, and (y) at the Company’s option with the consent of requisite purchasers, interest payable on the previously issued under the amended and restated note purchase agreement on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, will be payable in kind in arrears on the last day of such fiscal quarter. The balance outstanding as of the issuance of these condensed consolidated financial statements was $6,913,865.

In connection with entering into the note purchase agreement, the Company entered into an amendment to its $15 million FastPay working capital facility to permit the additional secured debt that may be incurred under the note.

Payroll Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of approximately $5.7 million under the note. In accordance with the requirements of the CARES Act, the Company will use proceeds from the note agreement primarily for payroll costs. The note is scheduled to mature on April 6, 2022 and has a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The balance outstanding as of the issuance of these condensed consolidated financial statements was $5,702,725.

Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the Loan interest on forgiven amounts. The requirements for forgiveness include, among other requirements, provide for eligible expenditures, necessary records/documentation, or possible reductions of the forgiven amount due to changes in number of employees or compensation and the Company is responsible to review the SBA’s program materials.

Liquidating Damages

The Company determined that it is contingently liable for certain for the Registration Rights Damages and Public Information Failure Damages (collectively the Liquidating Damages) covering the 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock, therefore, a contingent obligation of $4,178,778 (including interest computed at 1% per month based on the balance outstanding of these Liquidating Damages) exist as of the issuance of these condensed consolidated financial statements.

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On March 11, 2020 the World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

As a result of these factors the Company has experienced a decline in revenues and earnings since early March 2020. While the Company has implemented cost reduction measures in an effort to offset such volume declines, the duration of these declines remains uncertain. If the volume declines do not stabilize over the next few months, the Company’s 2020 financial results and operations may be adversely impacted. The extent of the impact on the Company’s operational and financial performance will depend on the Company’s willingness and ability to take further cost reduction measures as well as future developments, including the duration and spread of the outbreak, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which are highly uncertain and cannot be predicted at the time of issuance of these condensed consolidated financial statements.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. The Company is evaluating the impact of the CARES Act on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates one of the largest digital, monetization and distribution platforms that is shared by a coalition of independent, professionally managed online media publishers (“Mavens”). Each Maven joins the coalition by invitation-only and is drawn from professional journalists, subject matter experts, group evangelists and social leaders. Mavens publish content and oversee an online community for their respective channels, leveraging a proprietary, socially-driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network. Generally, Mavens are independently owned strategic partners who receive a share of revenue from the interaction with their content. When they join, Mavens benefit from the state-of-the-art technology of our platform, allowing them to dramatically upgrade performance. At the same time, advertising revenue is dramatically improved due to the scale the Company has achieved by combining all Mavens onto a single platform and the large and experienced sales organization. They also benefit from our membership marketing and management systems to further enhance their revenue. Additionally, the lead brand within each vertical creates a halo benefit for all Mavens in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also save substantially in costs of technology, infrastructure, advertising sales and member marketing and management.

The Company’s growth strategy is to continue to expand the coalition by adding new Mavens in key verticals that management believes will expand the scale of unique users interacting on the Company’s technology platform. In each vertical, the Company seeks to build around a leading brand, surround it with subcategory Maven specialists and further enhance coverage with individual expert contributors. The primary means of expansion is adding Mavens as independent strategic partners. However, in some circumstances the Company will acquire crucial content providers as the cornerstone of an important vertical.

The Company’s common stock is traded on the Over-the-Counter Market under the symbol “MVEN”.

Recent Developments

10% OID Convertible Debentures

On October 18, 2018, the Company entered into a securities purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which the Company issued to the investors 10% original issue discount senior secured convertible debentures (the “10% OID Convertible Debentures”) in the aggregate principal amount of $3,500,000, which, after taking into account the 5% original issue discount, and legal fees and expenses of the investors, resulted in the Company receiving net proceeds of $3,285,000. The Company issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock in connection with this securities purchase agreement. The debentures were due and payable on October 31, 2019. Interest accrued on the debentures at the rate of 10% per annum, payable on the earlier of conversion, redemption or October 31, 2019.

The debentures were convertible into shares of the Company’s common stock at the option of the investor at any time prior to October 31, 2019, at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and were subject to certain redemption rights by the Company. On December 12, 2018, there was a roll-over of the 10% OID Convertible Debentures into the 12% Convertible Debentures (as further described below).

12% Convertible Debentures

On December 12, 2018, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company issued to the investors 12% senior secured subordinated convertible debentures (the “12% Convertible Debentures”) in the aggregate principal amount of $13,091,528, which includes (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% OID Convertible Debentures issued to two of the investors on October 18, 2018, and (ii) a placement fee, payable in cash, of $540,000 to the Company’s placement agent, B. Riley FBR, in the offering. After taking into account legal fees and expenses of the investors, the Company received net proceeds of $8,950,000. The 12% Convertible Debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto.

Subject to the Company receiving shareholder approval to increase its authorized shares of common stock, principal and interest accrued on the 12% Convertible Debentures are convertible into shares of common stock, at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. If the Company does not perform certain of its obligations in a timely manner, it must pay Liquidated Damages to the investors (see Note 17).

As long as any portion of the 12% Convertible Debentures remain outstanding, unless investors holding at least 51% in principal amount of the then outstanding 12% Convertible Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness.

On March 18, 2019, the Company entered into a securities purchase agreement with two accredited investors, including John Fichthorn, the Company’s Chairman of the Board, pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $1,696,000, which includes a placement fee of $96,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture, for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses of $10,000 which were paid in cash, the Company received net proceeds of $1,590,000.

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $318,000, which includes a placement fee of $18,000 paid to B. Riley FBR in the form of a 12% Debenture for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $300,000.

On April 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of the Company’s Board, pursuant to which the Company issued a 12% Convertible Debenture in the aggregate principal amount of $100,000. In connection with this placement, B. Riley FBR waived its placement fee of $6,000 for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $100,000.

The 12% Convertible Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are convertible into shares of the Company’s common stock at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. All other terms of the 12% Convertible Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are identical to the 12% Convertible Debentures issued on December 12, 2018.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on March 18, 2019, March 27, 2019 and April 8, 2019, the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the investors. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the Series H Preferred Stock have been registered pursuant to a registration statement under a certain registration rights agreement, dated as of August 9, 2018. The registration rights agreements provide for Registration Rights Damages (as further described in Note 10) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (refer to “Liquidating Damages” below for further details).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 10) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (refer to “Liquidating Damages” below for further details).

Acquisition of Say Media, Inc.

On October 12, 2018, the Company, Say Media, a Delaware corporation, SM Acquisition Co., Inc., a Delaware corporation (“SMAC”), which is a wholly-owned subsidiary of the Company incorporated in Delaware on September 6, 2018 to facilitate the merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders, entered into the Merger Agreements, pursuant to which SMAC will merge with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly-owned subsidiary of the Company.

On December 12, 2018, the Company consummated the merger with Say Media, pursuant to the terms of the Merger Agreements.

In connection with the consummation of the merger, total cash consideration of $9,537,397 was paid (net of cash acquired of $534,637), including the following: (1) $6,703,653 to a creditor of Say Media; (2) $250,000 transaction bonus to a designated employee of Say Media; (3) $2,078,498 advanced prior to September 30, 2018 for certain execution payments in connection with the acquisition; and (4) $505,246 for legal fees ($450,000 was advanced for acquisition related legal fees of Say Media paid on August 27, 2018 and additional cash consideration of $55,246 was paid at the Closing for acquisition related legal fees incurred). Furthermore, under the terms of the Merger Agreements, the Company agreed to issue 5,500,000 shares of its common stock to the former holders of Say Media’s Preferred Stock. The Company also issued a total of 2,000,000 restricted stock awards (see below “Restricted Stock Awards”), subsequent to the acquisition, to acquire common stock of the Company to key personnel for continuing services with Say Media, subject to vesting, and repurchase rights under certain circumstances. The shares issued are for post combination services.

2016 Equity Incentive Plan

From October 1, 2018 through December 12, 2018, the Company granted stock options, of which 56,000 are outstanding as of the issuance of these condensed consolidated financial statements, to acquire shares of common stock.

2019 Equity Incentive Plan

On April 4, 2019, the Board of the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to seek, to better secure, and to retain the services of a select group of persons, to provide incentives for those persons to exert maximum efforts for the success of the Company and its affiliates, and to provide a means by which those persons have an opportunity to benefit from increases in the value of the Company’s common stock through the granting of stock awards.

The 2019 Plan allows the Company to grant non-statutory stock options, stock appreciation rights, restricted stock awards and/or restricted stock units awards to acquire shares of the Company’s common stock to the Company’s employees, directors and consultants, all of which require the achievement of certain price targets by the Company’s common stock.

From April 10, 2019 through March 26, 2020, the Company granted stock options, of which 79,494,813 are outstanding as of the issuance of these condensed consolidated financial statements, to acquire shares of the Company’s common stock to officers, directors, employees and consultants. The Company’s shareholders approved the 2019 Pan and the maximum number of shares authorized of 85,000,000 under the plan on April 3, 2020. The Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under this plan; accordingly, any stock option grants under this plan are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Restricted Stock Awards

From October 1, 2018 through February 22, 2019, the Company granted restricted stock awards, of which 906,367 are outstanding as of the issuance of these condensed consolidated financial statements, for shares of common stock. In connection with the Say Media acquisition the Company granted restricted stock awards, of which 1,175,000 are outstanding as of the issuance of these condensed consolidated financial statements, for shares of common stock. On May 31, 2019, the Company granted 2,399,997 restricted stock units to the holders of the restricted stock awards in connection with the Merger in consideration for an amendment to the true up provisions.

Equity Grants Outside Option Plans

From December 12, 2018 through March 16, 2019, the Company granted stock options, of which 3,821,333 are outstanding as of the issuance of these condensed consolidated financial statements, to acquire shares of the Company’s common stock to officers, directors and employees outside of the 2016 Plan and the 2019 Plan. The Company does not currently have sufficient authorized but unissued common shares to allow for the exercise of these stock options, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Adoption of Sequencing Policy

Under ASC 815-40-35, the Company adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

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

Acquisition of TheStreet, Inc. and Partnership with Cramer Digital

On June 11, 2019, the Company, TST Acquisition Co., Inc., a Delaware corporation (“TSTAC”), a newly-formed indirect wholly-owned subsidiary of the Company, and TheStreet, Inc., a Delaware corporation (“TheStreet”), entered into an agreement and plan of merger, pursuant to which TSTAC will merge with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company.

The merger agreement provided that all issued and outstanding shares of common stock of TheStreet (other than those shares with respect to which appraisal rights have been properly exercised) will be exchanged for an aggregate of $16,500,000 in cash. Pursuant to the terms of the merger agreement, on June 10, 2019, the Company deposited $16,500,000 into an escrow account pursuant to an escrow agreement, dated June 10, 2019, by and among the Company, TheStreet and Citibank, N.A., as escrow agent.

On August 7, 2019, the Company consummated the merger between TheStreet and TSTAC, pursuant to which TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as an indirect wholly-owned subsidiary of the Company, pursuant to the terms of the merger agreement dated as of June 11, 2019, as amended. In connection with the consummation of the merger, the Company paid a total of $16,500,000 in cash to TheStreet’s stockholders. This transaction was funded through a debt financing arranged by a subsidiary of B. Riley Financial, Inc. (see below “Amended and Restated Note Purchase Agreement”).

On August 8, 2019, in connection with the merger, finance and stock market expert Jim Cramer, who co-founded TheStreet, agreed to enter into a new partnership with TheStreet through Cramer Digital, a new production company featuring the digital rights and content created by Mr. Cramer and his team of financial experts. The partnership will allow Mr. Cramer to continue his subscription and content offerings and will be under his editorial control. The Company expects that TheStreet’s senior management will continue with the Company subsequent to the merger.

Note Purchase Agreement

On June 10, 2019, the Company entered into a note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, pursuant to which the Company issued to the investor a 12% senior secured note, due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account B. Riley’s placement fee of $1,000,000 and legal fees and expenses of the investor, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into escrow to fund TheStreet merger consideration and the balance of $2,365,000 was to be used by the Company for working capital and general corporate purposes.

ABG-SI LLC Licensing Agreement

On June 14, 2019, the Company and ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, entered into a licensing agreement (the “Licensing Agreement”) pursuant to which the Company shall have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Licensed Business”). The Company is not required to implement geo filtering or other systems to prevent users located outside the territory from accessing the digital channels in the territory.

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

Pursuant to a publicly announced agreement between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith operated the Licensed Business under license from ABG (the “Meredith License Agreement). On October 3, 2019 Maven, ABG and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement whereby the parties agreed to the terms and conditions under which Meredith would continue to operate certain aspects of the business, and provide certain services during the fourth quarter of 2019 as all activities were transitioned over to Maven. Through these agreements, Maven took over operating control of the Sports Illustrated business.

The Company has agreed to issue to ABG within 30 days of the execution of the Licensing Agreement warrants to acquire common stock of the Company representing 10% of the Company’s fully diluted equity securities (“Warrants”). Half the Warrants shall have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the Warrants shall have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The Warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants shall vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by the Company of the Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants shall vest based on the achievement of certain performance goals for the Licensed Business in calendar years 2020, 2021, 2022 or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants shall be vested; (4) all of the Warrants shall automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (5) ABG shall have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

Additionally, Ross Levinsohn, the former senior executive from Fox and Yahoo!, had agreed to become the new Chief Executive Officer of the Licensed Business.

Mr. Levinsohn was a director of the Company from November 4, 2016 through October 20, 2017. In conjunction with Mr. Levinsohn’s services as a director of the Company, he received restricted stock awards for 245,434 shares of common stock. Mr. Levinsohn retained his restricted stock awards and they continued to vest subsequent to his resignation from the Board on October 20, 2017. The restricted stock awards will continue to vest through October 16, 2019. In conjunction with the vesting of the restricted stock awards, the Company recognized stock based compensation cost of $16,616 and $71,619 for the three months and nine months ended September 30, 2018, respectively, and $28,634 and $14,317 for the three months and nine months ended September 30, 2017, respectively, which was included in general and administrative expenses in the condensed consolidated statements of operations.

On April 10, 2019, the Company entered into an Advisory Services Agreement with Mr. Levinsohn to provide advisory services with respect to strategic transactions in the media and digital publishing industries, in exchange for which Mr. Levinsohn was granted a stock option to purchase 532,004 shares of common stock, exercisable for a period of 10 years at $0.46 per share (the closing market price on April 10, 2019) subject to vesting (i) based on the achievement by the Company of stock price and liquidity targets and becoming listed on a national securities exchange and (ii) a concurrent 36-month vesting period with a 12-month cliff, and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

On June 11, 2019, Mr. Levinsohn was granted stock options, in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement, to acquire 2,000,000 shares of common stock under the Company’s 2019 Plan. These stock options vest monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and a further 1/36 vesting at the end of each month of continuous service thereafter, exercisable for a period of ten years at $0.42 per share (the closing market price on June 11, 2019), and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

On September 16, 2019, Mr. Levinsohn was granted a stock options, in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement, to acquire 2,000,000 shares of common stock under the Company’s 2019 Plan. These stock options vest monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and the remaining two-thirds over next 24 months subject to meeting certain revenue targets, exercisable for a period of ten years, $0.78 per share (the closing market price on September 16, 2019), and may not be exercised until the Company has increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants are considered as unfunded and cannot be exercised until sufficient common shares have been authorized.

Mr. Levinsohn has also entered into an agreement with the Company to purchase $500,000 of the Company’s newly-designated Series I Convertible Preferred Stock.

Amended and Restated Note Purchase Agreement

On June 14, 2019, the Company entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended and restated the 12% senior secured note dated June 10, 2019, by and among the Company and the investor. Pursuant to this amendment, the Company issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amends, restates and supersedes that $20,000,000 12% senior secured note issued by the Company on June 10, 2019 to the investor. The Company received additional gross proceeds of $48,000,000, which after taking into account B. Riley’s placement fee of $2,400,000 and legal fees and expenses of the investor, the Company received net proceeds of $45,550,000, of which $45,000,000 was paid to ABG-SI LLC against future royalties in connection with the Company’s previously announced Licensing Agreement, dated June 14, 2019, with ABG-SI LLC, and the balance of $550,000 will be used by the Company for working capital and general corporate purposes.

On August 27, 2019, the Company entered into a first amendment to the amended note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended the amended and restated 12% senior secured note dated June 14, 2019. Pursuant to this first amendment, the Company received gross proceeds of $3,000,000, which after taking into account a closing fee paid to the investor of $150,000 and legal fees and expenses of the investor, the Company received net proceeds of approximately $2,830,000, which will be used by the Company for working capital and general corporate purposes.

On February 27, 2020, the Company entered into a second amendment to amended and restated note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended the first amendment to the amended and restated 12% senior secured note dated August 27, 2019. Pursuant to the second amendment, the Company is (i) allowed to replace its previous $3.5 million working capital facility with a new $15.0 million working capital facility; and (ii) permitted to account for the issuance by the investor of a $3.0 million letter of credit to the Company’s landlord for the Company’s lease of the premises located at 225 Liberty Street, 27th Floor, New York, NY 10281.

Warrant Exercise

On September 10, 2019, a total of 1,078,661 warrants were exercised on a cashless basis, for a total of 539,331 shares of common stock.

Series I Convertible Preferred Stock

On June 27, 2019, 25,800 authorized shares of the Company’s preferred stock were designated as “Series I Convertible Preferred Stock” (the “Series I Preferred Stock”). On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $1,386,000 plus $52,500 in reimbursement of legal fees and other transaction costs. The Company used approximately $21.7 million of the net proceeds from the financing to partially repay the amended and restated 12% senior secured note dated June 14, 2019, and to pay deferred fees of approximately $3,400,000 related to that borrowing facility.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on June 28, 2019, the Company agreed to register the shares issuable upon conversion of the Series I Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its annual report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet and its license with ABG-SI LLC, with the SEC, but in no event later than December 1, 2019. The Company committed to cause the registration statement to become effective by no later than 90 days after December 1, 2019, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages (as further described in Note 10) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (refer to “Liquidating Damages” below for further details).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 10) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (refer to “Liquidating Damages” below for further details).

Series J Convertible Preferred Stock

On October 4, 2019, 35,000 authorized shares of the Company’s preferred stock were designated as “Series J Convertible Preferred Stock” (the “Series J Preferred Stock”). On October 7, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 20,000 shares of Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $525,240 plus $43,043 in reimbursement of legal fees and other transaction costs. The Company used $5.0 million of the net proceeds from the financing to partially repay the amended and restated 12% senior secured note dated June 14, 2019, and to use net proceeds of approximately $14.4 million for working capital and general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on October 7, 2019, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its annual report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet, Say Media, HubPages, and its license with ABG-SI LLC, with the SEC, but in no event later than March 31, 2020. The Company committed to cause the registration statement to become effective by no later than 90 days after March 31, 2020, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages (as further described in Note 10) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (refer to “Liquidating Damages” below for further details).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 10) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (refer to “Liquidating Damages” below for further details).

Appointment of Chief Operating Officer

On December 9, 2019, the Company announced the appointment of William Sornsin as the Company’s Chief Operating Officer. Mr. Sornsin has been with the Company since 2016 and has filled various roles with the Company since that time. Mr. Paul Edmondson, who had also held the position of Chief Operating Officer, will continue as the Company’s President.

Appointment of Chief Revenue Officer

On December 9, 2019, Company announced the appointment of Mr. Avi Zimak as the Company’s Chief Revenue Officer and Head of Global Strategic Partnerships. Mr. Zimak, will be employed on a full time basis, at an annual salary of $450,000. Mr. Zimak will be paid a signing bonus of $250,000, subject to recapture in certain circumstances if Mr. Zimak’s employment ends before the second anniversary of the date of his employment agreement. Mr. Zimak will be eligible for an annual bonus of up to $450,000, based on the achievement in each calendar year of defined annual revenue targets, calculated on a quarterly basis, and paid quarterly subject to an annual reconciliation. Mr. Zimak will be granted a ten-year stock option to purchase up to an aggregate of 2,250,000 shares of common stock under the 2019 Plan. The stock options will vest as to 1,125,000 shares, in three equal installments, based on performance targets tied to the achievement of established annual revenue targets for fiscal years 2020 to and including 2022. The remaining 1,250,000 stock options will vest as follows: (i) 1/3 will vest after 12 months from the date of the employment agreement; and (ii) then 1/36th will vest at the end of each month thereafter, concluding 36 months from the effect date of the employment agreement. Currently these options are unfunded, and the Company has agreed to timely increase the availability of shares of common stock to permit the exercise of the options upon vesting. At the commencement of the employment, Mr. Zimak will also be awarded restricted stock units for 250,000 shares of common stock, vesting one year after the date of the employment agreement, with the shares to be delivered on the fifth anniversary of the date of the employment agreement. The term of the employment agreement is for an initial period of two years, and it is automatically renewed for one additional year periods thereafter if not previously terminated. The employment agreement has early termination provisions for cause, permanent incapacity, and death. Mr. Zimak has the right to terminate for good reason in certain circumstances. In the event of certain of the early termination events, the Company will be obligated to pay salary compensation, bonus amounts and various of the restricted stock units will continue to vest. In the event of termination, the vested stock options and further vesting will be governed by the terms of the stock option grant and the plan under which they are granted. During the employment period and for one year thereafter, Mr. Zimak will be subject to the Company’s typical non-solicitation and competition provisions for all executive employees.

Merger of Subsidiaries

On December 19, 2019, the Company’s wholly owned subsidiaries Maven Coalition, Inc., a Nevada corporation, and HubPages, Inc, a Delaware corporation, were merged into the Company’s wholly owned subsidiary Say Media, Inc, a Delaware corporation. On January 6, 2020 Say Media, Inc. amended its certificate of incorporation to change its name to Maven Coalition, Inc.

Operating Lease

On January 14, 2020, the Company entered into a lease agreement for offices at 225 Liberty Street, 27th Floor, New York, New York, with an effective date in February 1, 2020. Under the terms of the agreement, the Company has a rent abatement for the initial nine months of the lease term, with rent payments commencing during November 1, 2020 and the lease expiring in November 30, 2032. The Company has a maximum tenant allowance of $408,680 for certain costs. Monthly rental payments are as follows: 1) initial sixty-month term $252,019; 2) second sixty-month term $269,048; and 3) remainder twenty-five month term $286,076; for total minimum lease payments of $38,415,920. In addition to the fixed rent the Company will also pay a portion of the operating costs associated with the space and is entitled to.

The Company is currently evaluating the impact that the adoption of ASC Topic 842, Leases, will have at January 1, 2019 upon recognition of the right-of-use assets and corresponding lease liability, initially measured at the present value of the lease payments, on its balance sheet for this lease commitment, as well as the disclosure of key information about this lease arrangement, including the overall presentation on its condensed consolidated financial statements.

FastPay Credit Facility

On February 27, 2020 the Company entered into a Financing and Security Agreement with FPP Finance LLC (“FastPay”) pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of the issuance of these condensed consolidated financial statements was $4,924,531.

Asset Acquisition of Petametrics Inc.

On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., dba LiftIgniter, a Delaware corporation where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: 1) cash payment of $184,086 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, 2) at closing a cash payment of $131,202, 3) collections of certain accounts receivable, 4) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock, and 5) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock.

Delayed Draw Term Loan

On March 24, 2020, the Company entered into a second amended and restated note purchase agreement with BRF Finance Co., LLC, an affiliated entity of B. Riley, in its capacity as agent for the purchasers, which amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, the Company issued a 15% delayed draw term note (the “Term Note”), in the aggregate principal amount of $12,000,000 to the investor. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in kind in arrears on the last day of each fiscal quarter. On March 25, 2020, the Company drew down $6,913,865 under the Term Note, and after taking into account $793,109 of commitment and funding fees paid to the Investor and legal fees and expenses of the investor, the Company received net proceeds of approximately $6,000,000, which will be used by the Company for working capital and general corporate purposes. Additional borrowings under the note requested by the Company may be made at the option of the purchasers. Pursuant to the note purchase agreement, interest on amounts outstanding under the notes previously issued under the amended and restated note purchase agreement with respect to (x) interest payable on the notes previously issued under the amended and restated note purchase agreement on March 31, 2020 and June 30, 2020, and (y) at the Company’s option with the consent of requisite purchasers, interest payable on the previously issued under the amended and restated note purchase agreement on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, will be payable in kind in arrears on the last day of such fiscal quarter. The balance outstanding as of the issuance of these condensed consolidated financial statements was $6,913,865.

In connection with entering into the note purchase agreement, the Company entered into an amendment to its $15 million FastPay working capital facility to permit the additional secured debt that may be incurred under the note.

Payroll Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of approximately $5.7 million under the note. In accordance with the requirements of the CARES Act, the Company will use proceeds from the note agreement primarily for payroll costs. The note is scheduled to mature on April 6, 2022 and has a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The balance outstanding as of the issuance of these condensed consolidated financial statements was $5,702,725.

Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company also understands that it shall remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the Loan interest on forgiven amounts. The requirements for forgiveness include, among other requirements, provide for eligible expenditures, necessary records/documentation, or possible reductions of the forgiven amount due to changes in number of employees or compensation and the Company is responsible to review the SBA’s program materials.

Liquidating Damages

The Company determined that it is contingently liable for certain for the Registration Rights Damages and Public Information Failure Damages (collectively the Liquidating Damages) covering the 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock, therefore, a contingent obligation of $4,178,778 (including interest computed at 1% per month based on the balance outstanding of these Liquidating Damages) exist as of the issuance of these condensed consolidated financial statements.

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On March 11, 2020 the World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

As a result of these factors the Company has experienced a decline in revenues and earnings since early March 2020. While the Company has implemented cost reduction measures in an effort to offset such volume declines, the duration of these declines remains uncertain. If the volume declines do not stabilize over the next few months, the Company’s 2020 financial results and operations may be adversely impacted. The extent of the impact on the Company’s operational and financial performance will depend on the Company’s willingness and ability to take further cost reduction measures as well as future developments, including the duration and spread of the outbreak, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which are highly uncertain and cannot be predicted at the time of issuance of these condensed consolidated financial statements.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. The Company is evaluating the impact of the CARES Act on its financial statements.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had revenues of $1,460,958 through September 30, 2018, and has experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the nine months ended September 30, 2018, the Company incurred a net loss attributable to common stockholders of $35,463,647, utilized cash in operating activities of $6,288,695, and had an accumulated deficit of $25,890,222 as of September 30, 2018. The Company has financed its working capital requirements since inception through the issuance of its debt and equity securities.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On March 11, 2020 the World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

As a result of these factors the Company has experienced a decline in revenues and earnings since early March 2020. While the Company has implemented cost reduction measures in an effort to offset such volume declines, the duration of these declines remains uncertain. If the volume declines do not stabilize over the next few months, the Company’s 2020 financial results and operations may be adversely impacted. The extent of the impact on the Company’s operational and financial performance will depend on the Company’s willingness and ability to take further cost reduction measures as well as future developments, including the duration and spread of the outbreak, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which are highly uncertain and cannot be predicted at the time of issuance of these condensed consolidated financial statements.

As a result of the above factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are being issued. In addition, the Company’s previous independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, had also expressed substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is impacted by the uncertainty surrounding COVID-19 and could therefore be dependent upon the Company’s ability to raise additional funds to ultimately achieve sustainable operating revenues and profitability. From October 2018 through April 2020, the Company has raised aggregate net proceeds of approximately $139 million through various debt and preferred stock private placements (see Note 18). The Company believes that based on its current assessment of the impact of COVID-19 it has sufficient resources to fully fund its business operations through April 30, 2021. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on the Company’s financial performance the Company estimates that it may require additional capital in capital markets today, which are less liquid given the lack of clarity surrounding COVID-19.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for the Recent Accounting Pronouncements.

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

Concentrations

B. Riley FBR, Inc. (“B. Riley FBR”) is a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), which acted as placement agent for the Series H Preferred Stock financing. In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued to B. Riley FBR 669 shares of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing. John A. Fichthorn joined the Board of Directors of the Company in September 2018 and was elected as Chairman of the Board of Directors and Chairman of the Finance Committee in November 2018. Mr. Fichthorn currently serves as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Todd D. Sims also joined the Board of Directors of the Company in September 2018 and is also a member of the Board of Directors of B. Riley. Mr. Fichthorn and Mr. Sims serve on the Board of Directors of the Company as designees of B. Riley. Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to supports it acquisitions of HubPages, Inc. and Say Media, Inc., and for refinancing and working capital purposes.

Significant Customers – Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition. Refer to Note 2.

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

Significant estimates include those related to assumptions used in accruals for potential liabilities, capitalization of platform development costs, valuation of equity instruments, including the calculation of volatility, valuation of derivatives, and the realization of deferred tax assets, as described in Note 4 to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 2 to the consolidated unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2018.

Results of Operations

At September 30, 2018, the Company had generated revenues of $1,460,958, did not have any positive cash flows from operations, and was dependent on its ability to raise equity capital to fund its operating requirements.

The Company expects to experience typical media company ad and sponsorship sales seasonality, which is strong in the fourth quarter and slower in the first quarter.

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,157,917	$6,064	$1,460,958	$6,064
Cost of revenue	1,784,073	449,567	3,922,594	641,606
Gross loss	(626,156)	(443,503)	(2,461,636)	(635,542)
Operating expenses:
Research and development	411,268	30,776	598,645	104,095
General and administrative	2,573,142	1,300,767	7,998,609	3,639,204
Total operating expenses	2,984,410	1,331,543	8,597,254	3,743,299
Loss from operations	(3,610,566)	(1,775,046)	(11,058,890)	(4,378,841)
Other (expense) income:
Change in valuation of embedded derivative liabilities	134,987	(3,311)	263,531	6,939
Interest expense	(1,428,463)	-	(1,552,006)	-
Interest income	2,199	61	16,583	411
True-up termination fee	-	-	(1,344,648)	-
Settlement of promissory notes receivable	(1,166,556)	-	(1,166,556)	-
Liquidated damages	(2,652,798)	-	(2,667,798)	-
Total other (expense) income	(5,110,631)	(3,250)	(6,450,894)	7,350
Loss before income taxes	(8,721,197)	(1,778,296)	(17,509,784)	(4,371,491)
Benefit for income taxes	91,633	-	91,633	-
Net loss	(8,629,564)	(1,778,296)	(17,418,151)	(4,371,491)
Deemed dividend on Series H convertible preferred stock	(18,045,496)	-	(18,045,496)	-
Net loss attributable to common shareholders	$(26,675,060)	$(1,778,296)	$(35,463,647)	$(4,371,491)
Basic and diluted net loss per common share	$(0.96)	$(0.11)	$(1.40)	$(0.33)
Weighted average number of common shares outstanding – basic and diluted	27,835,555	16,367,424	25,382,551	13,091,231

Three Months Ended September 30, 2018 and 2017

Revenue. For the three months ended September 30, 2018 revenue was $1,157,917. The operation of online media channels did not begin until May 2017. Accordingly, the Company did not generate any significant revenue for the three months ended September 30, 2017.

Cost of Revenue. For the three months ended September 30, 2018 and 2017, cost of revenue was $1,784,073 and $449,567, respectively, and consists primarily of fixed monthly costs of providing the Company’s digital media network channels and advertising and membership services, such as channel partner guarantee payments, amortization of website development costs, channel partner warrant expense, hosting and bandwidth, and programmatic adverting and other costs. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs. During the three months ended September 30, 2018, the Company recorded stock-based compensation negative true-up adjustment of $1,630 related to the channel partner warrants.

Research and Development. For the three months ended September 30, 2018 and 2017, research and development costs were $411,268 and $30,776, respectively.

General and Administrative. For the three months ended September 30, 2018 and 2017, general and administrative costs were $2,573,142 and $1,300,767, respectively and consists of payroll and benefits, stock-based compensation, professional fees, conferences, public relations, and other costs.

General and administrative costs increased by $1,272,375 or 97.8% for the three months ended September 30, 2018 as compared to 2017, primarily as a result of an increase in payroll and benefits of $327,509, stock-based compensation of $651,953, professional fees of $29,460, and public relations of $207,607 relating to the Company’s expanded business operations to recruit more independent publishers to join the network.

Change in Valuation of Embedded Derivative Liabilities. For the three months ended September 30, 2018, the decrease in the fair value of derivatives resulted in a gain of $134,987. The Company did not have any significant fair value change in derivatives during the three months ended September 30, 2017.

Interest Expense. For the three months ended September 30, 2018, interest expense of $1,428,463, primarily consisting of amortization of accretion of original issue discount and debt discount on notes payable of $327,615, extinguishment of debt of $972,250, and accrued interest of $65.860. The Company did not have any interest expense for the three months ended September 30, 2017.

Interest Income. For the three months ended September 30, 2018, interest income of $2,199 was derived from deposits held at financial institutions. The Company had interest income of $61 during the three months ended September 30, 2017.

Settlement of Promissory Notes Receivable. On December 12, 2018 pursuant to the merger agreement entered into on October 12, 2018 and amended on October 17, 2018, the Company settled the promissory notes receivable by effectively forgiving $1,166,556 of the balance due as of September 30, 2018 as reflected during the three months ended September 30, 2018 in the condensed consolidated statements of operations.

Liquidated Damages. On September 28, 2018, the Company determined that the registration statement covering the common shares issuable upon conversion of the Series H Preferred Stock would not be declared effective within the requisite time frame, therefore, the Company accrued liquidating damages under the registration rights agreement. The Company determined that pursuant to the securities purchase agreement entered into in connection with the Series H Preferred Stock, the Company would not be able to maintain its periodic filings in the requisite time frame with the SEC in order to satisfy the public information requirements, therefore, the Company accrued liquidating damages for the public information requirements. For the three months ended September 30, 2018 the total liquidating damages charged to operations of $2,652,798 was from the registration rights agreement and public information requirements. The Company did not have any liquidating damages charged to operations for the three months ended September 30, 2017.

Deemed Dividend on Series H Convertible Preferred Stock. For the three months ended September 30, 2018, in connection with the 19,399.25 Series H Preferred Stock issuance, the Company recorded a beneficial conversion feature in the amount of $18,045,496 for the underlying common shares since the nondetachable conversion feature was in-the-money (the Conversion Price of $0.33 was lower than the Company’s common stock trading price of $0.86) at the issuance date. The beneficial conversion feature was recognized as a deemed dividend.

Net Loss. For the three months ended September 30, 2018, the Company incurred a net loss of $8,629,564, as compared to a net loss of $1,778,296 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Revenue. For the nine months ended September 30, 2018 revenue was $1,460,958. The operation of on-line media channels did not begin until May 2017. Accordingly, the Company did not generate any significant revenue for the three months ended September 30, 2017.

Cost of Revenue. For the nine months ended September 30, 2018 and 2017, cost of revenue was $3,922,594 and $641,606, respectively, and consists primarily of fixed monthly costs of providing the Company’s digital media network channels and advertising and membership services, such as channel partner guarantee payments, amortization of website development costs, channel partner warrant expense, hosting and bandwidth, and programmatic adverting and other costs. Cost of revenue may exceed revenue until the Company grows the number of online media channels and attracts an audience of unique users of sufficient size that the incremental revenues exceed the fixed monthly operating costs. During the nine months ended September 30, 2018, the Company recorded stock-based compensation of $153,447 related to the channel partner warrants.

Research and Development. For the nine months ended September 30, 2018, and 2017, research and development costs were $598,645 and $104,095, respectively.

General and Administrative. For the nine months ended September 30, 2018 and 2017, general and administrative costs were $7,998,609 and $3,639,204, respectively and consists of payroll and benefits, stock-based compensation, professional fees, conferences, public relations, and other costs.

General and administrative costs increased by $4,359,405 or 119.8% for the nine months ended September 30, 2018 as compared to 2017, primarily as a result of an increase in payroll and benefits of $915,772, stock-based compensation of $1,922,877, professional fees of $598,405, conferences of $513,188, and public relations of $328,975 relating to the Company’s expanded business operations to recruit more independent publishers to join the network.

Change in Valuation of Embedded Derivative Liabilities. For the nine months ended September 30, 2018, the decrease in the fair value of derivatives resulted in a gain of $263,531. The Company did not have any significant fair value change in derivatives during the nine months ended September 30, 2017.

Interest Expense. For the nine months ended September 30, 2018, interest expense of $1,552,006, primarily consisting of amortization of accretion of original issue discount and debt discount on notes payable of $423,894, extinguishment of debt of $972,250, and accrued interest of $90,906. The Company did not have any interest expense for the nine months ended September 30, 2017.

Interest Income. For the nine months ended September 30, 2018, interest income of $16,583 was derived from derived from deposits held at financial institutions and Say Media promissory notes receivable. The Company had interest income of $411 during the nine months ended September 30, 2017.

True-Up Termination Fee. On June 15, 2018, the Company entered into a securities purchase agreement with four investors to sell $4,775,000 principal amount of 10% Senior Convertible Debentures. Strome Mezzanine Fund LP (“Strome”) purchased $3,000,000 of such amount and two senior executives of the Company and another investment fund purchased the remaining $1,775,000 of such amount. On June 15, 2018, the Company also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate a true-up provision entered into on March 30, 2018 under which the Company was committed to issue up to 1,700,000 shares of common stock in certain circumstances. As consideration for such modification, the Company issued a warrant to Strome to purchase 1,500,000 shares of common stock, exercisable at an initial price of $1.19 per share for a period of 5 years. The estimated fair value of this warrant on the June 15, 2018 issuance date of $1,344,648, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as true-up termination fee during the nine months ended September 30, 2018.

Settlement of Promissory Notes Receivable. On December 12, 2018 pursuant to the merger agreement entered into on October 12, 2018 and amended on October 17, 2018, the Company settled the promissory notes receivable by effectively forgiving $1,166,556 of the balance due as of September 30, 2018 as reflected during the three months ended September 30, 2018 in the condensed consolidated statements of operations.

Liquidated Damages. On September 28, 2018, the Company determined that the registration statement covering the common shares issuable upon conversion of the Series H Preferred Stock would not be declared effective within the requisite time frame, therefore, the Company accrued liquidating damages under the registration rights agreement. The Company determined that pursuant to the securities purchase agreement entered into in connection with the Series H Preferred Stock, the Company would not be able to maintain its periodic filings in the requisite time frame with the SEC in order to satisfy the public information requirements, therefore, the Company accrued liquidating damages for the public information requirements For the nine months ended September 30, 2018 the total liquidating damages charged to operations of $2,667,798 was primarily from the registration rights agreement and public information requirements. The Company did not have any liquidating damages charged to operations for the three months ended September 30, 2017.

Deemed Dividend on Series H Convertible Preferred Stock. For the nine months ended September 30, 2018, in connection with the 19,399.25 Series H Preferred Stock issuance, the Company recorded a beneficial conversion feature in the amount of $18,045,496 for the underlying common shares since the nondetachable conversion feature was in-the-money (the Conversion Price of $0.33 was lower than the Company’s common stock trading price of $0.86) at the issuance date. The beneficial conversion feature was recognized as a deemed dividend.

Net Loss. For the nine months ended September 30, 2018, the Company incurred a net loss of $17,418,151, as compared to a net loss of $4,371,491 for the nine months ended September 30, 2017.

Liquidity and Capital Resources – September 30, 2018

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had modest revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. The Company has financed its working capital requirements since inception through the issuance of its debt and equity securities.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On March 11, 2020 the World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

As a result of these factors the Company has experienced a decline in revenues and earnings since early March 2020. While the Company has implemented cost reduction measures in an effort to offset such volume declines, the duration of these declines remains uncertain. If the volume declines do not stabilize over the next few months, the Company’s 2020 financial results and operations may be adversely impacted. The extent of the impact on the Company’s operational and financial performance will depend on the Company’s willingness and ability to take further cost reduction measures as well as future developments, including the duration and spread of the outbreak, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which are highly uncertain and cannot be predicted at the time of issuance of these condensed consolidated financial statements.

At September 30, 2018, the Company had a working capital deficiency of $2,890,964, as compared to working capital of $3,444,523 at December 31, 2017, an decrease in working capital of $6,335,487 for the nine months ended September 30, 2018. The decrease in working capital during the nine months ended September 30, 2018 was the result of short-term debt incurred during the period being utilized towards the acquisition funding of a company (see “Recent Developments” above”) aggregating $9,032,596, acquisitions of property and equipment and platform development costs of $1,689,590, debt service, and ongoing research and development and operating activities.

As a result of the above factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are being issued. In addition, the Company’s previous independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2017, had also expressed substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is impacted by the uncertainty surrounding COVID-19 and could therefore be dependent upon the Company’s ability to raise additional funds to ultimately achieve sustainable operating revenues and profitability. From October 2018 through April 2020, the Company has raised aggregate net proceeds of approximately $139 million through various debt and preferred stock private placements (see Note 18). The Company believes that based on its current assessment of the impact of COVID-19 it has sufficient resources to fully fund its business operations through April 30, 2021. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on the Company’s financial performance the Company estimates that it may require additional capital in capital markets today, which are less liquid given the lack of clarity surrounding COVID-19.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities. For the nine months ended September 30, 2018, operating activities utilized cash of $6,288,695, as compared to utilizing cash of $2,654,964 for the nine months ended September 30, 2017, to fund the Company’s ongoing research and development and operating activities.

Investing Activities. For the nine months ended September 30, 2018, investing activities consisted of payments for the acquisition of a business totaling $9,032,596, and $1,689,590 for the acquisition of property and equipment and platform development. For the nine months ended September 30, 2017, the Company investing activities consisted of $1,513,813 for the acquisition of property and equipment and platform development.

Financing Activities. For the nine months ended September 30, 2018, financing activities consisted of net proceeds from the issuance of Series H convertible preferred stock of $12,474,704, the receipt of $1,000,000 and $4,775,000 of proceeds from the sale of 8% convertible promissory notes payable and 10% convertible debentures, respectively. The Company also received $1,250,000 from the private placement of common stock, and $1,009,446 officer notes. During the nine months ended September 30, 2018, the Company repaid $1,351,334 for the 8% convertible promissory notes and $49,911 in officer loans. For the nine months ended September 30, 2017, financing activities consisted of the receipt of $3,519,544 from the private placement of common stock.

Summary of Principal Cash Operating Obligations and Commitments

The following table sets forth the Company’s principal cash operating obligations and commitments for the next five fiscal years as of September 30, 2018 aggregating $1,805,481. Amounts included in the 2018 column represent amounts due at September 30, 2018 for the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due by Year
	Total	2018	2019	2020	2021	2022

Operating leases	$804,024	$58,580	$253,282	$265,345	$226,817	$-
Employment contracts	435,417	137,500	297,917	-	-	-
Consulting agreements	566,040	93,540	465,300	7,200	-	-
Total	$1,805,481	$289,620	$1,016,499	$272,545	$226,817	$-

See Recent Developments above for cash operating obligations and commitments after the balance sheet date.

Off-Balance Sheet Arrangements

At September 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed below, there were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, intends to remediate the material weaknesses identified as of December 31, 2017. Based on the evaluation of the material weaknesses, management concluded that internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; (3) the Company lacks accounting resources to perform review over complex accounting analysis required by the Company, including analysis related to stock-based compensation, capitalized software, identification and treatment of derivative instruments, fair value measurements, and income taxes. The Company also has inadequate accounting resources and processes for timely concluding on complex accounting matters, and (4) the Company has ineffective controls over its period end financial disclosure and reporting processes.

Management and the audit committee evaluated these matters and have instituted a remediation plan commenced during the second quarter of 2019. The Company expects that the remediation of these material weaknesses will be fully complete during the fourth quarter of 2019. The Company will develop additional controls and procedures for continued improvement in its control environment as deemed necessary.

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

ITEM 1A. RISK FACTORS

The Risk Factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2017 Form 10-K and the factors identified in this Quarterly Report on form 10-Q could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the recent COVID-19 outbreak..

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our customers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the coronavirus outbreak. The timeline and potential magnitude of the COVID-19 outbreak is currently unknown.

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

THEMAVEN, INC.
(Registrant)

Date: May 18, 2020	By:	/s/ JAMES C. HECKMAN, JR.
James C. Heckman, Jr.
Chief Executive Officer

Date: May 18, 2020	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

