Form 10-K
period 2018-12-31
theMaven, Inc.
filed 2021-01-08
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

THEMAVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Liberty Street, 27th Floor New York, New York	10281
(Address of principal executive offices)	(Zip Code)

(775) 600-2765

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(b) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] or No [X]

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates was $15,478,406. This calculation is based upon the closing price of the Common Stock of $0.65 per share on that date, as reported by the OTC Markets Group Inc.

As of December 31, 2020, the Registrant had 175,597,695 shares of Common Stock outstanding.

Form 10-K

EXPLANATORY NOTE

Although TheMaven, Inc. (“TheMaven,” the “Company,” “us,” “we,” or “our”), has made certain filings through Current Reports on Form 8-K, this Annual Report on Form 10-K (this “Annual Report”) is the Company’s first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. We intend to file a comprehensive Annual Report on Form 10-K for the year ended December 31, 2019 and the interim periods during fiscal 2019 as soon as possible. Thereafter, we intend to file Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2020. Finally, we intend to timely file the Annual Report on Form 10-K for the year ended December 31, 2020.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

The Company cautions investors that any forward-looking statements presented in this Annual Report, or that the Company may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, the Company. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict. Although the Company believes that its assumptions are reasonable, however, these assumptions are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from its expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Certain risks are discussed in this Annual Report and from time to time in the Company’s other filings with the SEC.

This Annual Report and all subsequent written and oral forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The Company does not undertake any obligation to release publicly any revisions to its forward-looking statements to reflect events or circumstances after the date of this Annual Report.

This Annual Report is being filed for the fiscal year ended December 31, 2018, as a late report to comply with the reporting obligations applicable to the Company under the Exchange Act. Unless specifically required to provide information for the fiscal year ended December 31, 2018, by the rules and regulations of the SEC, the discussion of the business of the Company reflects its current assets and current operations. Where the information relates to the fiscal year ended December 31, 2018, the Company has made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the consolidated financial statements and footnotes accompanying this Annual Report and the other financial information and management’s discussion about the consolidated financial statements relate to the historical periods for the years ended December 31, 2018 and 2017.

Part I

Item 1. Business

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate, and entertain. We operate a significant portion of the media businesses for Sports Illustrated (as defined below) and own and operate TheStreet, Inc. (the “TheStreet”), and power more than 250 independent brands including History, Maxim, Ski Magazine, and Biography. The Maven technology platform (the “Maven Platform”) provides digital publishing, distribution and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a coalition of independent, professionally managed online media publishers (each a “Channel Partner” or a “Maven”). Each Channel Partner joins the media-coalition by invitation-only and is drawn from premium media brands, professional journalists, subject matter experts, and social leaders. Mavens publish content and oversee an online community for their respective channels, leveraging our proprietary technology platform to engage the collective audiences within a single network. Generally, Mavens are independently owned, strategic partners who receive a share of revenue from the interaction with their content. When they join, we believe Mavens will benefit from the proprietary technology of the Maven Platform, techniques, and relationships. Advertising revenue may improve due to the scale we have achieved by combining all Mavens onto a single platform and the large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Mavens in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Please see “Our Future Business” and “Future Liquidity” for additional important information in Item 7.

Corporate History

We were originally incorporated as Integrated Surgical Systems, Inc. (“Integrated”), in Delaware in 1990. On July 22, 2016 Amplify Media, Inc. was incorporated in Delaware and on July 27, 2016, it changed its name to Amplify Media Network, Inc. (“Amplify Media Network”). Amplify Media Network changed its name again on October 14, 2016 to TheMaven Network, Inc. (“TheMaven Network”).

On October 11, 2016, Integrated and TheMaven Network entered into a share exchange agreement (the “Share Exchange Agreement”) whereby the stockholders of TheMaven Network agreed to exchange all of the then issued and outstanding shares of common stock for shares of common stock of Integrated. On November 4, 2016, the parties consummated a recapitalization pursuant to the Share Exchange Agreement and, as a result, TheMaven Network became a wholly-owned subsidiary of Integrated. Integrated changed its name to TheMaven, Inc. on December 2, 2016. On March 5, 2018, TheMaven Network changed its name to Maven Coalition, Inc. (“Maven Coalition 1”).

HubPages Merger

HubPages, Inc., a Delaware corporation (“HubPages”), became our wholly-owned subsidiary pursuant to that certain agreement and plan of merger, dated March 13, 2018 (“Agreement and Plan of Merger”), and as amended by the Amendment to Agreement and Plan of Merger, dated April 25, 2018 (“First Amendment”), the Second Amendment to Agreement and Plan of Merger, dated June 1, 2018 (“Second Amendment”), the Third Amendment to Agreement and Plan of Merger, dated May 31, 2019 (“Third Amendment”), and the Fourth Amendment to Agreement and Plan of Merger, dated December 15, 2020 (the “Fourth Amendment,” and collectively with the First Amendment, the Second Amendment, and the Third Amendment, the “HubPages Merger Agreement”) between us, HubPages, and HP Acquisition Co, Inc. (“HPAC”), a wholly-owned subsidiary of ours incorporated in Delaware on March 13, 2018 in order to facilitate the acquisition of HubPages by us. Pursuant to the HubPages Merger Agreement, HPAC merged with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of ours (the “HubPages Merger”). On August 23, 2018, we acquired all the outstanding shares of HubPages pursuant to the HubPages Merger.

Say Media Merger

Say Media, Inc., a Delaware corporation (“Say Media”), became our wholly-owned subsidiary pursuant to that certain agreement and plan of merger, dated October 12, 2018 and as amended on October 17, 2018 (collectively, the “Say Media Merger Agreements”) between us, Say Media, SM Acquisition Co., Inc., a Delaware corporation (“SMAC”), which is a wholly-owned subsidiary of ours incorporated on September 6, 2018 to facilitate a merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders. Pursuant to the Say Media Merger Agreement, SMAC merged with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly-owned subsidiary of ours (the “Say Media Merger”). On December 12, 2018, we acquired all the outstanding shares of Say Media pursuant to the Say Media Merger Agreements.

Acquisition of TheStreet, Inc. and Relationship with Cramer Digital

TheStreet became our wholly-owned subsidiary pursuant to that certain agreement and plan of merger, dated June 11, 2019, as amended (the “TheStreet Merger Agreement”), between us, Say Media, and TST Acquisition Co., Inc., a Delaware corporation (“TSTAC”), a newly-formed indirect wholly-owned subsidiary of ours formed in order to facilitate the acquisition of TheStreet by us. Pursuant to TheStreet Merger Agreement, TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger as a wholly-owned subsidiary of ours (the “TheStreet Merger”). On August 7, 2019, we acquired all the outstanding shares of TheStreet pursuant to the TheStreet Merger.

On August 7, 2019, in connection with the TheStreet Merger, we entered into a letter agreement (the “Original Cramer Agreement”) with finance and stock market expert Jim Cramer, who co-founded TheStreet, which sets forth the terms of the Cramer Services to be provided by Mr. Cramer and Cramer Digital, Inc. (“Cramer Digital”), a production company owned and controlled by Mr. Cramer, featuring the digital rights and content created by Mr. Cramer and his team of financial experts. A second letter agreement providing additional terms was entered into on April 16, 2020 (the “Second Cramer Agreement,” and together with the Original Cramer Agreement, the “Cramer Agreement”).

The Cramer Agreement provides for Mr. Cramer and Cramer Digital to create content for Maven on each business day during the term of the Cramer Agreement, prepare special content for us, make certain personal appearances and provide other services as reasonably requested and mutually agreed to (collectively, the “Cramer Services”). In consideration for the Cramer Services, we pay Cramer Digital a commission on subscription revenues and net advertising revenues for certain content (the “Revenue Share”). In addition, we pay Cramer Digital approximately $3,000,000 as an annualized guarantee payment in equal monthly draws, recoupable against the Revenue Share. We also issued two options to Cramer Digital pursuant to our 2019 Equity Incentive Plan (the “2019 Plan”). The first option was to purchase up to two million shares of our common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of our common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and we agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the first day of the third year of the term as so extended (the “Trigger Date”). The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date and the 36-month anniversary of the Trigger Date.

In addition, we provide Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that we will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month.

The Sports Illustrated Licensing Agreement

On June 14, 2019, we entered into a licensing agreement (the “Initial Licensing Agreement”), as amended by Amendment No. 1 to Licensing Agreement, dated September 1, 2019 (the “First Amendment”), Amendment No. 2 to Licensing Agreement, dated April 1, 2020 (the “Second Amendment”), and Amendment No. 3 to Licensing Agreement, dated July 28, 2020 (the “Third Amendment” and, together with the Initial Licensing Agreement, First Amendment, and the Second Amendment, the “Sports Illustrated Licensing Agreement”) with ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, pursuant to which we have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia and New Zealand to operate the Sports Illustrated (“Sports Illustrated”) media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Sports Illustrated Licensed Brands”).

The initial term of the Sports Illustrated Licensing Agreement commenced on October 4, 2019 upon the termination of the Meredith License Agreement (as defined below) and continues through December 31, 2029. We have the option, subject to certain conditions, to renew the term of the Sports Illustrated Licensing Agreement for nine consecutive renewal terms of 10 years each (collectively with the initial term, the “Term”), for a total of 100 years. The Sports Illustrated Licensing Agreement provides that we will pay to ABG annual royalties in respect of each year of the Term based on gross revenues (“Royalties”) with guaranteed minimum annual amounts. On the execution of the Sports Illustrated Licensing Agreement, we prepaid ABG $45,000,000 against future royalties. ABG will pay to us a share of revenues relating to certain Sports Illustrated business lines not licensed to us, such as all gambling-related advertising and monetization, events, and commerce. The two companies are partnering in building the brand worldwide.

Pursuant to a publicly announced agreement, dated May 24, 2019, between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith previously operated the Sports Illustrated Licensed Brands under license from ABG (the “Meredith License Agreement). On October 3, 2019, we, and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement (collectively, the “Transition Agreement”), whereby the parties agreed to the terms and conditions under which Meredith continued to operate certain aspects of the business, and provided certain services during the fourth quarter of 2019 as all activities were transitioned over to us. Through these agreements, we took over operating control of the Sports Illustrated Licensed Brands, and the Transition Agreement was terminated.

Merger of Subsidiaries

On December 19, 2019, our wholly-owned subsidiaries, Maven Coalition 1 and HubPages, were merged into another of our wholly owned subsidiaries, Say Media. On January 6, 2020, Say Media changed its name to Maven Coalition, Inc. (the “Maven Coalition”).

Asset Acquisition of Petametrics Inc.

On March 9, 2020, we entered into an asset purchase agreement with Petametrics Inc., doing business as LiftIgniter, a Delaware corporation (“LiftIgniter”), and Maven Coalition, whereby Maven Coalition purchased substantially all the assets of LiftIgniter’s machine learning platform, which personalizes content and product recommendations in real-time. The purchased assets included LiftIgniter’s intellectual property and excluded certain accounts receivable. Maven Coalition also assumed certain of LiftIgniter’s liabilities. The purchase price consisted of: (i) a cash payment of $184,086 on February 19, 2020, in connection with the repayment of certain of its outstanding indebtedness; (ii) a cash payment at closing of $131,202; (iii) collections of certain accounts receivable; (iv) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock; and (v) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock.

Corporate Offices

Our executive offices are located at 225 Liberty Street, 27th Floor, New York, New York 10281. At our California and Seattle locations, we carry out the software development and other operational activities. Our current telephone number is (775) 600-2765.

Recapitalization Accounting

On October 11, 2016, Integrated and TheMaven Network entered into the Share Exchange Agreement that provided for each outstanding share of common stock of TheMaven Network to be converted into 4.13607 shares of our common stock (the “Exchange Ratio”), and for each outstanding warrant and stock option to purchase shares of common stock of TheMaven Network be cancelled in exchange for a warrant or stock option to purchase shares of our common stock based on the Exchange Ratio (the “Recapitalization”).

On November 4, 2016, the consummation of the Recapitalization became effective and pursuant to the Recapitalization, we: (i) issued to the stockholders of TheMaven Network an aggregate of 12,517,152 shares of our common stock; and (ii) issued to MDB Capital Group, LLC (“MDB”), as an advisory fee, warrants to purchase 1,169,607 shares of our common stock. Existing stock options to purchase 175,000 shares of our common stock were assumed pursuant to the Recapitalization.

Business and Technology

We have developed a proprietary online publishing platform that provides Channel Partners the ability to produce and manage editorially focused content and community interaction through tools and services provided by us. We have also developed proprietary advertising technology, techniques, and relationships that allow our Channel Partners to monetize online editorially focused content through various display and custom content advertising solutions and services (the “Advertising Solutions” and, together with the Maven Platform, the “Maven Platform Services”).

The Maven Platform launched in “preview” form in May 2017 when the first channels went live and has been substantially enhanced with ongoing development and the integration of three other platform acquisitions. We have incorporated state-of-the-art mobile, video, communications, social, notifications, and other technology into the Maven Platform, including modern DevOps processes with continuous integration/continuous deployment and an entirely cloud-based back-end. The software engineering and product development teams are experienced at delivering service at scale. We continue to develop the Maven Platform software by combining proprietary code with components from the open-source community, plus select commercial services as well as identifying, acquiring and integrating other platform technologies, where we see unique long-term benefits to us.

The Maven Platform Services feature:

1.	Content management, hosting, and bandwidth;
2.	Video publishing, hosting, and player solution;
3.	Access to site statistics and analytics;
4.	Credit card processing and reporting;
5.	User account management;
6.	User account migration to platform, including emails and membership data;
7.	Technical support team to train and support our Channel Partners and staff (if applicable) on the Maven Platform;
8.	Advertising serving, trafficking/insertion orders, yield management, and reporting;
9.	Dedicated customer service and sales center to assist our Channel Partners with premium customer support, sign-ups, cancellations, and “saves”;
10.	Various syndication integrations (e.g., Apple News, google news, RSS feeds);
11.	Structured data objects (i.e., structured elements such as recipes or products); and
12.	Other features as added to the Maven Platform from time to time.

In connection with providing the Maven Platform Services, we enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. We also enter into contracts with internet users that subscribe to premium content on the digital media channels. These contracts provide internet users with a membership subscription (each, a “Membership”) to access the premium content for a given period of time, which is generally one year.

Our Channel Partners use the Maven Platform Services to produce, manage, host, and monetize their content in accordance with the terms and conditions between partner agreements between each of our Channel Partners and us (the “Partnership Agreements”). Pursuant to the Partnership Agreements, we and our Channel Partners split revenue generated from the Maven Platform Services used in connection with our Channel Partner’s content based on certain metrics such as whether the revenue was from direct sales, whether revenue was generated by our Channel Partner or us, whether the revenue was generated in connection with a Membership, whether based on standalone or bundled subscriptions, and whether the revenue was derived from affiliate links.

Subject to the terms and conditions of each Partnership Agreement and in exchange for the Maven Platform Services, our Channel Partners grant us, for so long as our Channel Partner’s assets are hosted on the Maven Platform, (i) exclusive control of ads.txt with respect to our Channel Partner’s domains and (ii) the exclusive right to include our Channel Partner’s website domains and related URLs in our network in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen, and/or other similar measuring services selected by us. As such, the Maven Platform serves as the primary digital media and social platform with respect to each of our Channel Partners’ website domains during the applicable term of each Partnership Agreement.

Our Brands and Growth Strategy

Our growth strategy is to continue to expand the coalition by adding new Mavens in key verticals that management believes will expand the scale of unique users interacting on the Maven Platform. In each vertical, we seek to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory Maven specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Mavens and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Maven Platform.

Maven

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate, and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 250 independent brands including History, Maxim, and Biography. These brands range from individual thought-leaders to world-leading independent publishers, operating on the Maven Platform, a shared digital publishing, monetization and distribution platform.

Sports Illustrated

We assumed management of the Sports Illustrated media assets (pursuant to the Sports Illustrated License Agreement) on October 4, 2019. Sports Illustrated is owned by ABG, a brand development, marketing, and entertainment company that owns a global portfolio of media, entertainment, and lifestyle brands. Since assuming management of the Sports Illustrated media assets, we have implemented significant changes to rebuild the historic brand and beacon of sports journalism, to evolve the business and to position it for growth and continued success going forward.

TheStreet and Cramer Digital

TheStreet is a leading financial news and information provider to investors and institutions worldwide and has produced business news and market analysis for individual investors for more than 20 years. TheStreet brings its editorial tradition, strong subscription platform and valuable membership base to us, and benefits from our mobile-friendly CMS, social, video, and monetization technology.

Finance and stock market expert Jim Cramer, who co-founded TheStreet, and his team of financial experts continue their influential work with the brand. As part of the closing of the TheStreet Merger, we entered into the Cramer Agreement with Mr. Cramer, pursuant to which Mr. Cramer and Cramer Digital, a new production company, will provide the Cramer Services, including certain content offerings under Mr. Cramer’s editorial control.

HubPages

We acquired HubPages to enhance the user’s experience by increasing content. HubPages operates a network of 27 premium content channels that act as an open community for writers, explorers, knowledge seekers, and conversation starters to connect in an interactive and informative online space. HubPages operates in the United States.

Say Media

We acquired Say Media to enhance the user’s experience by increasing content. Say Media operates a comprehensive online media publishing platform and enables brand advertisers to engage today’s social media consumer through rich advertising experiences across its network of web properties. Say Media operates in the United States and has subsidiaries located in the United Kingdom, Canada, and Australia.

LiftIgniter

LiftIgniter provides a distribution and recommendation engine for premium publishers. The LiftIgniter platform connects users efficiently to hundreds of professional content creators, with custom recommendations of content aligned with users’ personal passions. Aided by machine-learning technology, publishers can identify and target those interested in their content. LiftIgniter activates the value of hosting hundreds of premium journalists on a single platform by interconnecting them through unified content distribution.

Intellectual Property

We have seven patent registrations in the United States in connection with our technology. All of our patent registrations are owned by Maven Coalition, Inc.

Maven and Key Design

We currently have trademark registrations directed to our primary key design logo and the MAVEN name in the United States, Australia, China, the European Union, India, and New Zealand, as well as international Madrid Protocol registrations. We have trademark applications directed to our primary key design logo and the MAVEN name pending in Japan and Canada.

Moreover, we have a U.S. trademark registration for the word mark MAVEN COALITION, a European Union trademark registration for the word mark THEMAVEN, and a U.S. trademark registration for the word mark A MAVEN CHANNEL. We have trademark applications for the word mark A MAVEN CHANNEL pending in Australia, Canada, the European Union, the United Kingdom, Mexico, and New Zealand, as well as a pending international Madrid Protocol application.

We have a trademark registration for the word mark BULL MARKET FANTASY in the United States and a trademark application for BULL MARKET FANTASY pending in Canada. We have trademark applications for the word marks SPORTSLIGHTNING and STREETLIGHTNING pending in the United States.

TheStreet

We have a trademark registration for the word marks THE STREET, THESTREET, THESTREET.COM and the related design in the United States. We have a trademark registration for the word marks ALERTS PLUS, ALPHA RISING, BANKING MY WAY, INCOME SEEKER, and REALMONEY in the United States.

HubPages

We have trademark registrations for the word mark HUBPAGES in the United States, Australia, China, the European Union, Japan, the Republic of Korea, Canada, Hong Kong, New Zealand, India, Peru, South Africa, Argentina, Brazil, Colombia, Indonesia, Mexico and the Philippines, as well as an international Madrid Protocol registration.

We continue to file updated trademark applications to reflect our branding evolution and intend to continue strengthening our trademark portfolio as financial resources permit.

Our Channel Partners and Licensing

In connection with our Partnership Agreements and any other applicable agreements between us and our Channel Partners, (i) we and our affiliates own and retain (a) all right, title, and interest in and to the Maven Platform, Advertising Solutions, and data collected by us, and (b) we and our licensors’ trademarks and branding and all software and technology we use to provide and operate the Maven Platform and Advertising Solutions, and (ii) each Channel Partner owns and retains (a) all right, title, and interest in and to the Channel Partner’s assets, content, and data collected by Channel Partner and (b) each Channel Partner’s trademarks and branding.

Seasonality

We expect to experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Competition

Currently we believe that there are dozens of competitors delivering niche media content on the web and on mobile devices and an even broader array of general media companies and major media brands. All those competitors use mobile alerts, invest heavily in video, and leverage social media. We believe that we have developed distribution, production, and technology tactics that are superior because our management team’s tactics in the past with prior companies have proven to be highly engaging and effective for our particular model, which organizes channels into interest groups, led by key brands, such as Sports Illustrated in the sports vertical and TheStreet.com in the finance vertical.

The web provides unlimited access to the market by niche or general media companies, so there are a large number and variety of direct competitors of ours competing for audience and ad and membership dollars. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with us in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those market more effectively. The following is a list of possible competitors and their respective categories:

●	Vice, Buzzfeed, Business Insider et al – niche content, leveraging social, mobile and video, competing for ad dollars;

●	Fortune, CNN, ESPN, Yahoo!, Google, et al – general content, major media companies, competing for ad dollars;

●	WordPress, Medium, RebelMouse, Arc – content management software, open to all including experts and professionals, competing for publishers;

●	YouTube, Twitter, Facebook, Reddit – social platforms open to all including experts and professionals; and

●	Affiliate networks such as Liberty Alliance – competing for ad dollars.

We believe that we compete on the basis of our technology, substantial scale in traffic, ease of use, recognized lead media brands, and platform evolution through a continuing development and acquisition program. We believe that our scale, methods, technology, and experience enable us to compete for a material amount of market share of media dollars and membership revenue.

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

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. All states have enacted some form of data privacy legislation, including data security and breach notification laws in all 50 states, and some form of regulation regarding the collection, use, and disclosure of personal information at the federal level and in several states. California has been the most active in the area of consumer privacy legislation, including passing a comprehensive law requiring transparency, access, and choice known as the California Consumer Privacy Act of 2018 (the “CCPA”), which was amended in November 2020 by a ballot measure known as the California Privacy Rights Act (the “CPRA”).The CCPA went into effect January 1, 2020, with enforcement having begun in June 2020. The CPRA goes into effect over time, with enforcement to begin July 2023. Other states are also considering comprehensive consumer privacy legislation. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering laws for or have enacted laws about information security, which may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of those states. Data privacy and information security legislation is also being considered at the federal level, concerning the privacy of individuals and use of internet and marketing information. In the United States, the Federal Trade Commission (“FTC”) and attorneys general in several states have oversight of business operations concerning the use of personal information and breaches of the privacy laws under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company discloses all material practices and fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by it, and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. The California Attorney General has begun aggressively investigating companies, especially those with websites, with respect to CCPA compliance and these investigations reportedly include inquiries into issues for which there has not yet been clear guidance issued by the state, such as regarding third party cookies that collect personal information from users when they visit our and other websites.

We review our privacy policies and overall operations on a regular basis to ensure compliance with applicable U.S. federal and state laws, and to the extent applicable, any foreign laws. We launched a CCPA compliance program in January 2020 and at the end of 2020 reviewed the program and made adjustments to our privacy notice and compliance program practices to account for our evolving practices and the new CCPA regulations, which were promulgated in July 2020 and continue to be subject to ongoing rulemaking. We believe the position we take regarding various CCPA issues, including third party cookies, is based on sound and good faith interpretations of the law based on consultation with legal counsel. However, there are conflicting interpretations of the law that have been adopted by various parties in the digital media industry, and given the lack of guidance to date on many of these issues, our compliance posture on some issues might not be accepted by the State of California.

In addition to the laws of the United States, we may be subject to foreign laws regulating web sites and online services, and the laws in some jurisdictions outside of the United States are stricter than the laws in the United States. For instance, in May 2018 the General Data Protection Regulation (the “GDPR”) went into effect in the European Union (the “EU”) and European Economic Area and Switzerland. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that include significant penalties for non-compliance. In addition, some EU countries are considering or have passed legislation implementing additional data protection requirements or requiring local storage and processing of personal data or similar requirements that could increase the cost and complexity of delivering our services. How the GDPR will be fully applied to online services, including cookies and digital advertising, is still being determined through ongoing rulemaking and evolving interpretation by applicable authorities. We operate a GDPR compliance program that we believe, based on our good faith interpretation of the GDPR in consultation with counsel, is consistent with our obligations under that law. The highest court in the EU recently ruled that the US/EU Privacy Shield was inadequate under GDPR and questioned the viability or legality of any EU to U.S. personal data transfer methods. We are working to address this issue, for instance, including standard contractual clauses as part of our Data Processing Agreements, and we continue to monitor the development of EU to U.S. personal data transfer methods and the law relating thereto.

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

The FTC regularly considers issues relating to online behavioral advertising (a/k/a interest-based advertising), which is a significant revenue source for us, and Congress and state legislatures are frequently asked to regulate this type of advertising, including requiring consumers to provide express consent for tracking purposes, so that advertisers may know their interests and are, therefore, able to serve them more relevant, targeted ads. Targeted ads generate higher per impression fees than non-targeted ads. New laws, or new interpretations of existing laws, could potentially place restrictions on our ability to utilize our database and other marketing data (e.g., from third parties) on our own behalf and on behalf of our advertising clients, which may adversely affect our business.

Legislation concerning the above described online activities has either been enacted or is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. U.S. law offers limited safe harbors and immunities to publishers for certain liability arising out of user-posted content, but other countries do not. Further, there are a number of legislative proposals in the United States, and internationally, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties and liability for defamation or other claims arising out of user-posted content. Our business could be negatively impacted if applicable laws subject us to greater regulation or risk of liability.

Our business could also be adversely affected if regulatory enforcement authorities, such as the California Attorney General or EU/EEA data protection authorities, take issue with any of our approaches to compliance, or if new laws, regulations or decisions regarding the collection, storage, transmission, use and/or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use or disclose the information, or if government authorities or private parties challenge our data privacy and/or security practices that result in liability to, or restrictions, on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages and/or penalties.

Furthermore, governments of applicable jurisdictions might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence and/or operate in those jurisdictions. As our platforms, products and advertisement activities are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions. We address state and local jurisdictions where we believe we have nexus, however, there can be no assurance that we have complied with all jurisdictions that may assert that we owe taxes.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13 of the Exchange Act, are available free of charge after we electronically file or furnish them to the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future results to differ materially from those currently expected. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, and/or our ability to pay our debts and other liabilities could suffer. As a result, the trading price and liquidity of our securities could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Note Concerning Forward-Looking Statements.”

RISKS RELATED TO OUR BUSINESS AND OUR FINANCIAL CONDITION

Our business operations have been and may continue to be materially and adversely affected by the outbreak of COVID-19. An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread globally. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

Beginning in March 2020, as a result of the COVID-19 pandemic, our revenue and earnings began to decline largely due to the cancellation of high attendance sports events and the resulting decrease in traffic to the Maven Platform and advertising revenue. This initial decrease in revenue and earnings were partially offset by revenues generated by TheStreet, as well as some recovery of sporting events (including, in some cases, limited in-person attendance) that have generated content for the Sports Illustrated Licensed Brands. Despite this perceived recovery, the future impact, or continued impact, from the COVID-19 pandemic remains uncertain.

The extent of the impact on our operational and financial performance will depend, in part, on future developments, including the duration and spread of the COVID-19 pandemic, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which remain uncertain at the time of issuance of our accompanying consolidated financial statements.

These and other impacts of the COVID-19 pandemic, or other pandemics or epidemics, could have the effect of heightening many of the other risks described in this Annual Report under the “Risk Factors” section.

Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations. At December 31, 2018, we had cash of $2,406,596. From January 1, 2019 through the issuance date of our accompany consolidated financial statements, we raised aggregate net proceeds of approximately $150.7 million through various debt and preferred stock private placements. As of January 4, 2021 we had cash of approximately $9.4 million. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Future Liquidity,” for additional information. We have seen stabilization in our markets since the spring and believe that based on our current assessment of the impact of COVID-19 we have sufficient resources to fully fund our business operations through 12 months from the issuance date of our accompanying consolidated financial statements. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on our financial performance and the potential that our traffic and advertising revenue becomes destabilized again, we may require additional capital. We have not had difficulties accessing the capital markets during 2020, however, due to the uncertainty surrounding COVID-19, we may experience difficulties in the future.

As market conditions present uncertainty as to our ability to secure additional capital, there can be no assurances that we will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our offerings and competing technological and market developments. We may need to raise funds through public or private financings, strategic relationships, or other arrangements. There can be no assurance that such funding, will be available on terms acceptable to us, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. Strategic arrangements may require us to relinquish our rights or grant licenses to some or substantial parts of our intellectual property. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences, or privileges senior to those of the holders of our existing capital stock. If adequate funds are not available on acceptable terms, we may not be able to continue operating, develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

We have incurred losses since our inception, have yet to achieve profitable operations, and anticipate that we will continue to incur losses for the foreseeable future. We have had losses from inception, and as a result, have relied on capital funding or borrowings to fund our operations. Our accumulated deficit as of December 31, 2018 was approximately $34.5 million. We have not issued our financial statements for any periods during 2019 and 2020. While we anticipate generating profits in 2021, the uncertainty surrounding the COVID-19 pandemic yields some doubt as to our ability to do so and could require us to raise additional capital. We cannot predict whether we will be able to continue to find capital to support our business plan if the negative effects of the pandemic continue longer than anticipated.

We identified material weaknesses in our internal control over financial reporting. If we do not adequately address these material weaknesses or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected. As disclosed under Item 9A, Controls and Procedures, of this Annual Report, our management has identified material weaknesses in our internal control over financial reporting at December 31, 2018 and we expect to identify material weaknesses in our internal controls over financial reporting for at December 31, 2019 and 2020. We expect to have remediated our material weaknesses in our internal control over financial reporting by March 31, 2021, of which there can be no assurance. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of these material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weaknesses or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition, and results of operations.

As of the date of this filing, we currently lack certain internal controls over our financial reporting. While we have three independent directors serving on our board of directors (our “Board”), have added to our accounting staff, and have hired a new Chief Technology Officer, we are implementing such controls at this time. The lack of such controls makes it difficult to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

We cannot assure you that we will be able to develop and implement the necessary internal controls over financial reporting. The absence of such internal controls may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

If we fail to retain current users or add new users, or if our users decrease their level of engagement with the Maven Platform, our business would be seriously harmed. The success of our business heavily depends on the size of our user base and the level of engagement of our users. Thus, our business performance will also become increasingly dependent on our ability to increase levels of user engagement in existing and new markets. We are continuously subject to a highly competitive market in order to attract and retain our users’ attention. A number of factors could negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing platforms instead of ours;
●	we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;
●	we fail to accurately anticipate consumer needs, or we fail to innovate and develop new software and products that meet these needs;
●	we fail to price our products competitively;
●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
●	we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage on our products;
●	there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;
●	there are increased user concerns related to privacy and information sharing, safety, or security;
●	there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;
●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
●	we, our Channel Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or
●	we fail to maintain our brand image or our reputation is damaged.

Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or our Channel Partners, thereby reducing our revenues from them, which may have a material and adverse impact on our business, financial condition, and results of operations. In addition, there can be no assurance that we will succeed in developing products and services that eventually become widely accepted, that we will be able to timely release products and services that are commercially viable, or that we will establish ourselves as a successful player in a new business area. Our inability to do so would have an adverse impact on our business, financial condition, and results of operations.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed. The digital media industry is fragmented and highly competitive. There are many players in the digital media market, many with greater name recognition and financial resources, which may give them a competitive advantage. Some of our current and potential competitors have substantially greater financial, technical, marketing, distribution, and other resources than we do. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer, and user requirements and trends. In addition, our customers and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of the Maven Platform to achieve or maintain more widespread market acceptance, any of which could adversely affect our revenues and operating results. With the introduction of new technologies, the evolution of the Maven Platform, and new market entrants, we expect competition to intensify in the future.

We may have difficulty managing our growth. We have added and expect to continue to add channel partner and end-user support capabilities, to continue software development activities and to expand our administrative operations. In the past two years, we have entered into multiple strategic transactions. These strategic transactions, which have significantly expanded our business, have and are expected to place a significant strain on our managerial, operational, and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service, and financial systems, procedures and controls and expand, train, and manage our growing employee base. We also will be required to expand our finance, administrative, technical, and operations staff. There can be no assurance that our current and planned personnel, systems, procedures, and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate, and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

The strategic relationships that we may be able to develop and on which we may come to rely may not be successful. We will seek to develop strategic relationships with advertising, media, technology, and other companies to enhance the efforts of our market penetration, business development, and advertising sales revenues. These relationships are expected to, but may not, succeed. There can be no assurance that these relationships will develop and mature, or that potential competitors will not develop more substantial relationships with attractive partners. Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

We rely heavily on our ability to collect and disclose data and metrics in order to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data that our advertisers find useful would impede our ability to attract and retain advertisers. Our advertising revenue could be seriously harmed by many other factors, including:

●	a decrease in the number of active users of the Maven Platform;
●	our inability to create new products that sustain or increase the value of our advertisements;
●	our inability to increase the relevance of targeted advertisements shown to users;
●	adverse legal developments relating to advertising, including changes mandated by legislation, regulation, or litigation; and
●	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines.

The occurrence of any of these or other factors could result in a reduction in demand for advertisements, which may reduce the prices we receive for our advertisements or cause advertisers to stop advertising with us altogether, either of which would negatively affect our business, financial condition and results of operations.

The sales and payment cycle for online advertising is long, and such sales, which have been significantly impacted by the COVID-19 pandemic, may not occur when anticipated or at all. The decision process is typically lengthy for brand advertisers and sponsors to commit to online campaigns. Some of their budgets are planned a full year in advance. The COVID-19 pandemic significantly impacted the amount and pricing of advertising throughout the media industry and it is uncertain when and to what extent advertisers will return to more normal spending levels. The decision process for such purchases, even in normal business situations, is subject to delays and aspects that are beyond our control. In addition, some advertisers and sponsors take months after the campaign runs to pay, and some may not pay at all, or require partial “make-goods” based on performance.

We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel, the loss of which could adversely affect our business. Our future success largely depends upon the continued services of our key executive officers, management team, and other key personnel. The loss of the services of any of such key personnel could have a material adverse effect on our business, operating results, and financial condition. We depend on the continued services of our key personnel as they work closely with both our employees and our Channel Partners. Such key personnel are also responsible for our day-to-day operations. Although we have employment agreements with some of our key personnel, these are at-will employment agreements, albeit with non-competition and confidentiality provisions and other rights typically associated with employment agreements. We do not believe that any of our executive officers are planning to leave or retire in the near term; however, we cannot assure that our executive officers or members of our management team will remain with us. We also depend on our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, sales, operational, business development, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The loss or limitation of the services of any of our executive officers, members of our management team, or key personnel, including our regional and country managers, or the inability to attract and retain additional qualified key personnel, could have a material adverse effect on our business, financial condition, or results of operations.

Our revenues could decrease if the Maven Platform does not continue to operate as intended. The Maven Platform performs complex functions and is vulnerable to undetected errors or unforeseen defects that could result in a failure to operate or inefficiency. There can be no assurance that errors and defects will not be found in current or new products or, if discovered, that we will be able to successfully correct them in a timely manner or at all. The occurrence of errors and defects could result in loss of or delay in revenue, loss of market share, increased development costs, diversion of development resources, and injury to our reputation or damage to our efforts to expand brand awareness.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. Our growth will depend in part on the ability of our users and Channel Partners to access the Maven Platform at any time and within an acceptable amount of time. We believe that the Maven Platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that the Maven Platform may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Maven Platform software simultaneously, denial of service attacks, or other security related incidents. We may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain and/or improve our performance, especially during peak usage times and as the Maven Platform becomes more complex and our user traffic increases. If the Maven Platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, the Partnership Agreements with our Channel Partners include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the Maven Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

We operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities. We will rely on software and services licensed from, and cloud platforms provided by, third parties in order to offer our digital media services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our business. Any damage to, or failure of, these third-party systems generally could result in interruptions in the availability of our digital media services. As a result of this third-party reliance, we may experience the aforementioned issues, which could cause us to render credits or pay penalties, could cause our Channel Partners to terminate their contractual arrangements with us, and could adversely affect our ability to grow our audience of unique visitors, all of which could reduce our ability to generate revenue. Our business would also be harmed if our users and potential users believe our product and services offerings are unreliable. In the event of damage to, or failure of, these third-party systems, we would need to identify alternative channels for the offering of our digital media services, which would consume substantial resources and may not be effective. We are also subject to certain standard terms and conditions with Amazon Web Services and Google Cloud related to data storage purposes. These providers have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with Amazon Web Services, Google Cloud, and other third-party suppliers is critical to our success.

Real or perceived errors, failures, or bugs in the Maven Platform could adversely affect our operating results and growth prospects. Because the Maven Platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Despite testing by us, errors, failures, vulnerabilities, or bugs may not be found in the Maven Platform until after they are deployed to our customers. We expect from time to time to discover software errors, failures, vulnerabilities, and bugs in the Maven Platform and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to our Channel Partners and used by subscribers. Real or perceived errors, failures, or bugs in our software could result in negative publicity, loss of or delay in market acceptance of the Maven Platform, loss of competitive position, or claims by our Channel Partners or subscribers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

Malware, viruses, hacking attacks, and improper or illegal use of the Maven Platform could harm our business and results of operations. Malware, viruses, and hacking attacks have become more prevalent in our industry and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition, and operating results. Any failure to detect such attack and maintain performance, reliability, security, and availability of products and technical infrastructure to the satisfaction of our users may also seriously harm our reputation and our ability to retain existing users and attract new users.

Our information technology systems are susceptible to a growing and evolving threat of cybersecurity risk. Any substantial compromise of our data security, whether externally or internally, or misuse of agent, customer, or employee data, could cause considerable damage to our reputation, cause the public disclosure of confidential information, and result in lost sales, significant costs, and litigation, which would negatively affect our financial position and results of operations. Although we maintain policies and processes surrounding the protection of sensitive data, which we believe to be adequate, there can be no assurances that we will not be subject to such claims in the future.

If we are unable to protect our intellectual property rights, our business could suffer. Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark, and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of the Maven Platform’s features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that the Maven Platform will be protectable by patents, but if they are, any efforts to obtain patent protection that is not successful may harm our business in that others will be able to use our technologies. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact any patent rights that we may obtain. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we resort to legal proceedings to enforce our Intellectual Property rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations. Our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

If we are not able to maintain our “Maven” brand, or further develop widespread awareness of the Maven brand, our ability to expand our customer base may be impaired and our business may suffer. We believe that establishing and maintaining the “Maven” brand name and any related trade and service marks in a cost-effective manner will be important to our success and crucial in gaining new users and new Channel Partners and publishers. The importance of brand recognition may increase as a result of established and new competitors offering service and products similar to ours. To the extent we are able, we intend to increase our marketing and branding expenditures in an effort to increase awareness of the “Maven” brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and our business could be harmed.

In addition, our brand can be harmed if our users, Channel Partners and publishers have a negative experience using the Maven Platform. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. We may also fail to adequately support the needs of our users or customer, which could erode confidence in our brands. If we fail to successfully promote and maintain our Maven brand, or if we incurred excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected and we may fail to achieve the widespread brand awareness that is critical for broad user adoption of our Maven community.

We could be required to cease certain activities and/or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights. Some of our competitors, and other third parties, may own technology patents, copyrights, trademarks, trade secrets, and website content, which they may use to assert claims against us. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel.

The results of any intellectual property litigation to which we might become a party may require us to do one or more of the following:

●	cease making, selling, offering, or using technologies or products that incorporate the challenged intellectual property;
●	make substantial payments for legal fees, settlement payments, or other costs or damages;
●	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
●	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or costs could have a material adverse effect upon our business and financial results.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, monetary penalties, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. Many of these laws and regulations are still evolving and could be interpreted or applied in ways that could limit or harm our business, require us to make certain fundamental and potentially detrimental changes to the products and services we offer, or subject us to claims. For example, laws relating to the liability of providers of online services for activities of their users and other third-parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users.

These United States federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change, which could adversely affect our business. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Any change in legislation and regulations could affect our business. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:

●	ambiguity in statutes;
●	regulations and related court decisions;
●	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws;
●	new regulations affecting our business; and
●	changes to, or interpretations of, existing regulations affecting our business.

While we prioritize ensuring that our business and compensation model are compliant, and that any product or income related claims are truthful and non-deceptive, we cannot be certain that the FTC or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.

Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability and regulatory exposure, reputational harm and increased security costs. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. We expect to incur significant costs in ongoing efforts to detect and prevent cybersecurity-related incidents and these costs may increase in the event of an actual or perceived data breach or other cybersecurity incident. The COVID-19 pandemic has increased opportunities for cyber-criminals and the risk of potential cybersecurity incidents, as more companies and individuals work online. We cannot ensure that our efforts to prevent cybersecurity incidents will succeed. An actual or perceived breach of our cybersecurity could impact the market perception of the effectiveness of our cybersecurity controls. If our users or business partners, including our Channel Partners, are harmed by such an incident, they could lose trust and confidence in us, decrease their use of our services or stop using them in entirely. We could also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties, which in turn could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these types of matters, a significant cybersecurity incident could subject us to liability or other damages that exceed our insurance coverage.

Prior employers of our employees may assert violations of past employment arrangements. Our employees are highly experienced, having worked in our industry for many years. Prior employers may try to assert that our employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. We believe that all of our employees are free to work for us in their various capacities and have not breached past employment arrangements. Notwithstanding our care in our employment practices, a prior employer may assert a claim. Such claims will be costly to contest, highly disruptive to our work environment, and may be detrimental to our operations.

Our products may require availability of components or known technology from third parties and their non-availability can impede our growth. We license/buy certain technology integral to our products from third parties, including open-source and commercially available software. Our inability to acquire and maintain any third-party product licenses or integrate the related third-party products into our products in compliance with license arrangements, could result in delays in product development until equivalent products can be identified, licensed, and integrated. We also expect to require new licenses in the future as our business grows and technology evolves. We cannot provide assurance that these licenses will continue to be available to us on commercially reasonable terms, if at all.

Government regulations may increase our costs of doing business. The adoption or modification of laws or regulations relating to online media, communities, commerce, security and privacy could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, security, libel, consumer protection and taxation apply. Laws and regulations directly applicable to Internet activities are becoming more diverse and prevalent in all global markets. We must comply with regulations in the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of Internet content, commerce and communities may prompt calls for more stringent consumer protection laws, privacy laws, and data protection laws, both in the United States and abroad, as well as new laws governing the taxation of these activities. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results, and financial condition.

We may face lawsuits or incur liabilities in the future in connection with our businesses. In the future, we may face lawsuits or incur liabilities in connection with our businesses. For example, we could face claims relating to information that is published or made available on the Maven Platform. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, and rights of publicity and privacy. We might not be able to monitor or edit a significant portion of the content that appears on the Maven Platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business could be seriously harmed.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

There may be no liquid market for our common stock. We provide no assurances of any kind or nature whatsoever that an active market for our common stock will ever develop. There has been no sustained activity in the market for our common stock. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our common stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in us for an indefinite period of time. Even if an active trading market develops over time, we cannot predict how liquid that market might become. Our common stock is quoted on the OTC Markets Group, Inc.’s (the “OTCM”) Pink Open Market (the “OTC Pink”). Trading in stock quoted on over-the-counter markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations or those of our competitors;
●	Announcements by us or our competitors of acquisitions, new products and services, significant contracts, commercial relationships or capital commitments;
●	Disruption or substantive changes to our operations, including the impact of the COVID-19 pandemic;
●	Variations in our sales and earnings from period to period;
●	Commencement of, or our involvement in, litigation;
●	Any major change in our board or management;
●	Changes in governmental regulations or in the status of our regulatory approvals; and
●	General market conditions and other factors, including factors unrelated to our own operating performance.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources, and may divert management’s attention. We are a public reporting company subject to the information and reporting requirements of the Exchange Act, the Sarbanes-Oxley Act (“Sarbanes”), and other applicable securities rules and regulations. Complying with these rules and regulations have caused us and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. We are not current on our SEC filings and the cost of completing historical filings in addition to maintaining current financial reporting has been, and will continue to be, a financial burden for us. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that Sarbanes requires publicly traded companies to obtain. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in increased threatened or actual litigation, including by competitors and other third parties. Compliance with these additional requirements may also divert management’s attention from operating our business. Any of these may adversely affect our operating results.

We may not be able to attract the attention of major brokerage firms or securities analysts in our efforts to raise capital. In due course, we plan to seek to have our common stock quoted on a national securities exchange in the United States. There can be no assurance that we will be able to garner a quote for our common stock on an exchange. Even if we are successful in doing so, security analysts and major brokerage houses may not provide coverage of us. We may also not be able to attract any brokerage houses to conduct secondary offerings with respect to our securities.

Because we are subject to the “penny stock” rules and regulations, the level of trading activity in our stock is limited, and our stockholders may have difficulties selling their shares. SEC regulations define penny stocks to be any non-exchange equity security that has a market price of less than $5.00 per share, subject to certain exemptions. The regulations of the SEC promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock. There can be no assurance that our common stock will qualify for exemption from the penny stock rules. In any event, even if our common stock were exempt from the penny stock rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

On February 22, 2017, we entered into an agreement (the “Western Sublease”) to sublease approximately 2,900 square feet for our executive offices and operational facilities, located at 2125 Western Avenue, Suite 502, Seattle, Washington 98101, at a rate of $6,180 per month through August 31, 2017. On August 30, 2017, we and the lessor amended the Western Sublease to extend the term through January 31, 2018 and to provide us with an option to extend the term of the Western Sublease through April 30, 2018. We exercised this option and, ultimately, occupied these offices through May 2018.

On April 25, 2018, we entered into an office sublease agreement (the “1500 Fourth Ave Sublease”) to sublease a portion of the “master premises” consisting of 7,457 rentable square feet of office space for our then-executive offices at 1500 Fourth Avenue, Suite 200, Seattle, Washington 98101. The 1500 Fourth Ave Sublease commenced on June 1, 2018 with an expiration date of October 31, 2021. The amount of monthly rent payable per square foot under the 1500 Fourth Ave Sublease was $25.95 for the first year, $35.00 for the second year, $36.00 for the third year, and $37.00 for the remainder of the term. On March 1, 2020, we assumed the entire lease for the remaining term of 20 months.

On September 19, 2018, we entered into a membership agreement with WeWork for office space located at 995 Market Street, San Francisco, California. The agreement commenced on October 1, 2018. We paid approximately $17,400 per month, which included certain conference room credits and printer credits. We also paid a service retainer in the amount of $26,100. We terminated our membership agreement effective October 31, 2020.

On December 12, 2018, as part of our acquisition of Say Media, we assumed the office lease (the “Portland Lease”) of 10,000 rentable square feet at 424 SW Fourth Avenue, Portland, Oregon 97204. The Portland Lease began on July 1, 2015, and expired June 30, 2020. Monthly lease payments increased from $18,750 in July 2015 to $27,500 in June 2020.

On August 7, 2019, as part of its acquisition of TheStreet, we assumed the office lease of approximately 35,000 rentable square feet at 14 Wall Street, 15th Floor, New York, New York 10005. The lease had a remaining term of 16 months, expiring on December 31, 2020. Monthly lease payments from January 1, 2016 through December 31, 2020 were $150,396. On October 30, 2020, we entered into a surrender agreement (the “Surrender Agreement”) pursuant to which we effectively surrendered the property back to the owner and landlord. Pursuant to the Surrender Agreement, we agreed to pay $68,868 per month from January 2020 through June 1, 2021 to satisfy the total outstanding balance of $1,239,626 owed to the lessor. The first $500,000 of payments will be drawn from a security deposit, which is held by the lessor. The lessor agreed not to charge any late fees, interest charges, or other penalties relating to the surrender of the property.

Effective October 1, 2019, we entered into an office lease (the “Santa Monica Lease”) of approximately 5,258 rentable square feet at 301 Arizona Avenue, 4th Floor, Santa Monica, California 90401. The Santa Monica Lease has a term of 5 years, expiring on September 30, 2024. The initial monthly rent was $36,806 and increased to $37,910 in October 2020.

Effective October 3, 2019, we entered into a condominium lease (the “Washington Square Lease”) of a multifamily townhome at 26 Washington Square North, New York, New York 10011. The Washington Square Lease had a term of one year, expiring on October 2, 2020, with monthly rent payments of $10,000. This property was used by our executive officers when they were in New York for matters related to our business. We terminated this lease in March 2020 when we entered into the 30 West Lease (as defined below).

On January 14, 2020, we entered into an office sublease agreement (the “Liberty Street Sublease”) of approximately 40,868 rentable square feet at 225 Liberty Street, 27th Floor, New York, New York 10281, with an effective date of February 1, 2020 with lease payments commencing November 1, 2020 and expiring on November 30, 2032. Monthly lease payments from November 1, 2020 through October 31, 2025 are $252,019.

Effective March 1, 2020, we entered into a corporate apartment lease (the “30 West Lease”) at 30 West Street, New York, New York 10004. The 30 West Lease has a term of 18 months, expiring on August 31, 2021, with monthly lease payments of $8,000 through February 2021 and $8,500 from March 2021 through the expiration of the lease.

We believe that the rates we are paying under our property leases are competitive in our various real estate markets, and we would be able to find comparable lease properties in the event we changed locations.

Item 3. Legal Proceedings

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 1, 2016, our common stock is quoted on the OTCM’s OTC Pink trading under the symbol “MVEN.”

The following table sets forth the high and low bid prices during the periods indicated, as reported by the OTCM. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	(MVEN)
	High	Low
2020
First Quarter	$0.99	$0.31
Second Quarter	$0.80	$0.30
Third Quarter	$1.12	$0.50
Fourth Quarter	$0.90	$0.50
2019
First Quarter	$0.75	$0.40
Second Quarter	$0.70	$0.37
Third Quarter	$1.00	$0.50
Fourth Quarter	$0.94	$0.56
2018
First Quarter	$2.57	$1.26
Second Quarter	$1.75	$1.00
Third Quarter	$1.30	$0.43
Fourth Quarter	$0.81	$0.25
2017
First Quarter	$1.38	$0.80
Second Quarter	$2.00	$1.00
Third Quarter	$1.68	$1.01
Fourth Quarter	$2.22	$1.05

Holders

As of December 31, 2020, there were approximately 200 holders of record of our common stock. We believe that there are additional holders of our common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders. As of such date, 175,651,683 shares of our common stock were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Any securities that we sold that were not registered under the Securities Act during the previous three years have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the year ended December 31, 2018 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Please see “Our Future Business” and “Future Liquidity” for additional important information.

Overview

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate, and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 250 independent brands including History, Maxim, and Biography. The Maven Platform provides digital publishing, distribution, and monetization capabilities to our own Sports Illustrated and TheStreet media businesses as well as to the Channel Partners. Generally, the Channel Partners are independently owned strategic partners who receive a share of revenue from the interaction with their content. They also benefit from our membership marketing and management systems to further enhance their revenue.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Channel Partners or by acquiring publishers as owned and operated entities. By adding premium content brands, we will further expand the scale of the Maven Platform, improve monetization effectiveness in both advertising and subscription revenues, and enhance the attractiveness to consumers and advertisers.

Liquidity and Capital Resources

As of December 31, 2018, our principal sources of liquidity consisted of cash of $2,406,596, approximately $2.5 million available for borrowing under our factoring facility with Sallyport Commercial Finance, LLC (“Sallyport”), and anticipated additional funding under the 12% senior secured subordinated convertible debenture (referred to herein as the “12% convertible debentures”) financing of approximately $2.1 million, which occurred in March and April 2019. The maximum amount available to us under the factoring facility with Sallyport was $3,500,000.

We continued to be focused on growing our existing operations and seeking accretive and complimentary strategic acquisitions as part of our growth strategy. We believed, that with additional sources of liquidity and the ability to raise additional capital or incur additional indebtedness to supplement our then internal projections, we would be able to execute our growth plan and finance our working capital requirements.

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital as of December 31, 2018 and 2017 was as follows:

	As of December 31,
	2018	2017
Current assets	$9,533,342	$3,860,967
Current liabilities	(21,849,647)	(416,444)
Working (deficit) capital	(12,316,305)	3,444,523

As of December 31, 2018, we had a working capital deficit of $12,316,305, consisting of $9,533,342 in total current assets and $21,849,647 in total current liabilities. Included in current assets as of December 31, 2017 was $3,000,000 of restricted cash. The $3,000,000 of restricted cash was received prior to December 31, 2017 and was classified as restricted cash in the December 31, 2017 balance sheet and then subsequently reclassified to cash in January 2018 upon completion of the private placement of 1.2 million shares of our common stock. In addition, the investment was classified as an investor demand payable in the December 31, 2017 balance sheet and then subsequently reclassified to equity in January 2018 upon completion of this private placement.

Our cash flows during the years ended December 31, 2018 and 2017 consisted of the following:

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(7,417,680)	$(4,194,392)
Net cash used in investing activities	(23,589,027)	(2,039,599)
Net cash provided by financing activities	29,914,747	9,254,946
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,091,960)	$3,020,955
Cash, cash equivalents, and restricted cash, end of year	$2,527,289	$3,619,249

For the year ended December 31, 2018, net cash used in operating activities was $7,417,680, consisting primarily of approximately $7,080,000 for general and administrative expenses.

For the year ended December 31, 2018, net cash used in investing activities was $23,589,027, consisting primarily of $18,035,356 for business acquisitions (which included the acquisition of HubPages where we recognized $6,740,000 for developed technology and $268,000 for the trade name, and the acquisition of Say Media where we recognized $8,010,000 for developed technology, $480,000 for the trade name, and $480,000 for a noncompete agreement), $3,366,031 for promissory notes receivable, and $2,156,015 for our capitalized platform development.

For the year ended December 31, 2018, net cash provided by financing activities was $29,914,747, consisting of (i) $12,315,496 in net proceeds after payment of issuance costs from the issuance of shares of Series H convertible preferred stock (the “Series H Preferred Stock”) (for additional information see below), (ii) $1,250,000 in net proceeds from a private placement of 500,000 shares of our common stock (iii) $16,637,680 in aggregate proceeds, less repayments, from the issuance of 8% promissory notes, 10% convertible debentures, 10% original issue discount senior secured convertible debentures (referred to herein as the “10% OID convertible debentures), and 12% convertible debentures, and (iv) $667,825 in net proceeds from promissory notes issued in favor of certain of our officers, offset by $956,254 in repayments under our factoring facility with Sallyport.

On August 10, 2018, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we issued an aggregate of 19,400 shares of our Series H Preferred Stock at a stated value of $1,000, initially convertible into 58,785,606 shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, Strome Mezzanine Fund LP (“Strome”) received 3,600 shares, James C. Heckman, our then-Chief Executive Officer, received 1,200 shares, and Joshua Jacobs, our then-President, received 30 shares upon conversion of the 10% OID convertible debentures.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had revenues of $5,700,199 during 2018 and have experienced recurring net losses from operations and negative operating cash flows. Consequently, we were dependent upon continued access to funding and capital resources from both new investors and related parties. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our growth plan and plan of operations. These financings may include terms that may be highly dilutive to existing stockholders.

Future Liquidity

From January 1, 2019 to the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2018, we continued to incur operating losses and negative cash flow from operating and investing activities. We have raised $64.7 million in net proceeds pursuant to the sale and issuances of Series H Preferred Stock, Series I convertible preferred stock (the “Series I Preferred Stock”), Series J convertible preferred stock (the “Series J Preferred Stock”), and Series K convertible preferred stock (the “Series K Preferred Stock”) and $85.9 million in various debt financings. Our cash balance as of January 4, 2021 was approximately $9.4 million. Summarized below are the additional debt financings and/or issued equity securities through the issuance date of our consolidated financial statements.

Debt Financings

Included in the $85.9 million of debt financings (see Note 24, Subsequent Events, in the accompanying consolidated financial statements for further details) are the following:

12% Convertible Debentures. On March 18, 2019, we entered into a securities purchase agreement with three accredited investors, Strome Mezzanine Fund II, LP (“Strome II”), B. Riley FBR, Inc. (“B. Riley FBR”), and John Fichthorn, our Chairman of our Board, pursuant to which we issued 12% convertible debentures in the aggregate principal amount of $1,696,000. We paid a placement agent fee of $96,000 to B. Riley FBR.

On March 27, 2019, we entered into a securities purchase agreement with two accredited investors, including B. Riley FBR, pursuant to which we issued 12% convertible debentures in the aggregate principal amount of $318,000. We paid a placement agent fee of $18,000 to B. Riley FBR.

On April 8, 2019, we entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of our Board, pursuant to which we issued a 12% convertible debenture in the aggregate principal amount of $100,000.

The 12% convertible debentures issued on March 18, 2019, March 27, 2019, and April 8, 2019 are convertible into shares of our common stock at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends, and similar transactions, and beneficial ownership blocker provisions. Until December 18, 2020, the date we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), to increase the number of authorized shares of our common stock, the holders were unable to fully convert their respective 12% convertible debentures. We granted the holders a security interest pursuant to a security agreement, dated October 18, 2018, to secure the obligations under the 12% convertible debentures. We also entered into a registration rights agreement with the investors, pursuant to which we agreed to register for resale on behalf of the selling stockholders, the shares of our common stock issuable upon conversion of the 12% convertible debentures. On December 31, 2020, noteholders converted the 12% convertible debentures representing an aggregate of $18,104,949 of the then-outstanding principal and accrued but unpaid interest into 53,887,470 shares of our common stock at effective conversion per-share prices ranging from $0.33 to $0.40. Despite the terms of the 12% convertible debentures, the noteholders agreed to allow us to repay accrued but unpaid interest in shares of our common stock. The remaining 12% convertible debentures representing an aggregate of $1,130,903 of outstanding principal and accrued interest were not converted and, instead, such amounts were repaid in cash to the noteholders.

12% Senior Secured Note. On June 10, 2019, we entered into a note purchase agreement with one accredited investor, BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), pursuant to which we issued to the investor a 12% senior secured note, due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account BRF Finance’s placement fee of $1,000,000 and its legal fees and expenses, resulted in the receipt by us of net proceeds of $18,865,000, of which $16,500,000 was used to fund TheStreet escrow account and the remainder for general corporate purposes. The balance outstanding under the 12% senior secured note was no longer outstanding as of June 14, 2019. Please see the section entitled “Amended and Restated 12% Senior Secured Notes” below.

Amended and Restated 12% Senior Secured Notes. On June 14, 2019, we entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated note purchase agreement, and the 12% senior secured note issued by us thereunder on June 10, 2019. Pursuant to the amended and restated note purchase agreement, we issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amended, restated, and superseded the $20,000,000 12% senior secured note originally issued by us on June 10, 2019. We received additional gross proceeds of $48,000,000, which after taking into account the placement fee paid to BRF Finance, a registered broker-dealer affiliated with B. Riley, of $2,400,000 and legal fees and expenses of the investor, resulted in us receiving net proceeds of $45,550,000, of which $45,000,000 was used to prepay the Royalties and the remainder for general corporate purposes. We also paid a success fee to B. Riley FBR of $3,400,000.

On August 27, 2019, we entered into a first amendment to the amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to this first amendment, we received additional gross proceeds of $3,000,000, which after taking into account BRF Finance’s placement fee of $150,000 and its legal fees and expenses, resulted in us receiving net proceeds of $2,832,618.

On October 8, 2019, we issued the third amended and restated 12% senior secured note due June 14, 2022 in connection with a partial paydown of the second amended and restated 12% senior secured note due June 14, 2022. We also issued 5,000 shares of our Series J Preferred Stock to BRF Finance as a partial payment of approximately $4,800,000 of the outstanding balance.

On February 27, 2020, we entered into a second amendment to the amended and restated note purchase agreement dated as of June 14, 2019 with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which further amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to the second amendment to the amended and restated note purchase agreement, we replaced our previous $3,500,000 working capital facility with Sallyport with a new $15,000,000 working capital facility with FPP Finance LLC (“FastPay”); and (ii) BRF Finance issued a letter of credit in the amount of approximately $3,000,000 to our landlord for our lease of the premises located at 225 Liberty Street, 27th Floor, New York, New York 10281.

The balance outstanding under our amended and restated 12% senior secured notes as of the issuance date of our consolidated financial statements for the year ended December 31, 2018 was $56,296,090, which included outstanding principal of $48,838,702, payment of in-kind interest of $7,457,388 that we were permitted to add to the aggregate outstanding principal balance. During October 2019, approximately $4,800,000 of the outstanding balance was converted to Series J Preferred Stock (for further details refer to Amendment 1 under the heading Delayed Draw Term Note).

FastPay Credit Facility. On February 6, 2020, we entered into a financing and security agreement with FastPay, pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of our cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. This line of credit was amended by that certain first amendment to financing and security agreement dated March 24, 2020 to permit us to amend and restate the 12% senior secured notes. The aggregate principal amount outstanding, plus accrued and unpaid interest, as of December 31, 2020 was approximately $7,179,000.

Effective January 30, 2020, our factoring facility available with Sallyport was closed and funds were no longer available for advance. As of May 4, 2020, there was no balance outstanding under the facility.

Delayed Draw Term Note. On March 24, 2020, we entered into a second amended and restated note purchase agreement with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent for the purchasers, which further amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, we issued a 15% delayed draw term note (the “Term Note”), in the aggregate principal amount of $12,000,000 to the investor. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in kind in arrears on the last day of each fiscal quarter.

On March 25, 2020, we drew down $6,913,865 under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of $793,109, and other of its legal fees and expenses that we paid, we received net proceeds of approximately $6,000,000. The net proceeds were used by us for working capital and general corporate purposes. Additional borrowings under the note requested by us may be made at the option of the purchasers.

Pursuant to the second amended and restated note purchase agreement, interest on amounts outstanding under the notes previously issued under the amended and restated note purchase agreement with respect to (i) interest payable on the notes previously issued under the amended and restated note purchase agreement on March 31, 2020 and June 30, 2020, and (ii) at our option, with the consent of requisite purchasers, interest payable on the notes previously issued under the amended and restated note purchase agreement on September 30, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, will be payable in kind in arrears on the last day of such fiscal quarter.

In connection with entering into the second amended and restated note purchase agreement, we entered into an amendment to our $15 million FastPay working capital facility to permit the additional secured debt that may be incurred under the Term Note.

Pursuant to the second amended and restated note purchase agreement, dated October 23, 2020 (“Amendment 1”), interest payable on the notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts can be converted into shares of our common stock at the price we last sold shares of our common stock. In addition, $3,367,090, including $3,295,506 of principal amount of the Term Note and $71,585 of accrued interest, was converted into shares of our Series K Preferred Stock and the maturity date of the Term Note was changed from March 31, 2021 to March 31, 2022. The aggregate principal amount outstanding as of December 31, 2020 was $4,294,228 (including payment of in-kind interest of $675,868, which was added to the outstanding note balance).

Payroll Protection Program Loan. On April 6, 2020, we issued a note in favor of JPMorgan Chase Bank, N.A., pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). We received total proceeds of approximately $5.7 million under the note. In accordance with the requirements of the CARES Act, we will use proceeds from the note primarily for payroll costs. The note is scheduled to mature on April 6, 2022 and has a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The balance outstanding as of the issuance of our consolidated financial statements was $5,702,725.

The note may be eligible for forgiveness for the principal amounts that are used for the limited purposes that qualify for forgiveness under SBA requirements. In order to obtain forgiveness, we must request it and must provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. We will remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the note interest on forgiven amounts. Requirements for forgiveness, among other requirements, provide for eligible expenditures, necessary records/documentation, or possible reductions of the forgiven amount due to changes in number of employees or compensation. It is our expectation that 100% of the principal amount of the note will be forgiven.

Equity Securities

Included in the $64.7 million of equity raises (see Note 24, Subsequent Events, in the accompanying consolidated financial statements for further details) are the following:

Series H Preferred Stock. Between August 14, 2020 and August 20, 2020, we entered into several securities purchase agreements for the sale of Series H Preferred Stock with certain accredited investors, pursuant to which we issued an aggregate of 2,253 shares, at a stated value of $1,000 per share, initially convertible into 6,825,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $2,730,000 for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares, and similar transactions. Each share of Series H Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions. On October 28, 2020, we entered into a mutual rescission agreement with two of the investors, pursuant to which the stock purchase agreements associated with 2,146 shares of Series H Preferred Stock were rescinded and deemed null and void.

Series I Preferred Stock. On June 27, 2019, 25,800 authorized shares of our preferred stock were designated by our Board as Series I Preferred Stock. On June 28, 2019, we closed on a securities purchase agreement with certain accredited investors, pursuant to which we issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000 for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series I Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series I Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to certain conditions.

In consideration for its services as placement agent, we paid B. Riley FBR a cash fee of $1,386,000 plus $52,500 in reimbursement of legal fees and other transaction costs. We used approximately $18,300,000 of the net proceeds from the financing to partially repay the amended and restated 12% senior secured note due June 14, 2022, and to pay deferred fees of approximately $3,400,000 related to that borrowing facility.

On December 18, 2020, in connection with the filing of a Certificate of Amendment to increase the number of authorized shares of our common stock, the then-outstanding shares of Series I Preferred Stock automatically converted into shares of our common stock. Accordingly, we do not have any shares of our Series I Preferred Stock currently outstanding.

Series J Preferred Stock. On October 4, 2019, 35,000 authorized shares of our preferred stock were designated by our Board as Series J Preferred Stock. On October 7, 2019, we closed on a securities purchase agreement with certain accredited investors, pursuant to which we issued an aggregate of 20,000 shares of Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000 for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares, and similar transactions. Each share of Series J Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to certain conditions.

On September 4, 2020, we closed on an additional Series J Preferred Stock issuance with two accredited investors, pursuant to which we issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 15,000,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70, for aggregate gross proceeds of $6,000,000 for working capital and general corporate purposes.

On December 18, 2020, in connection with the filing of the Certificate of Amendment to increase the number of authorized shares of our common stock, the then-outstanding shares of Series J Preferred Stock automatically converted into shares of our common stock. Accordingly, we do not have any shares of our Series J Preferred Stock currently outstanding.

Series K Preferred Stock. On October 22, 2020, 20,000 shares of our preferred stock were designated by our Board as Series K Preferred Stock. Between October 23, 2020 and November 11, 2020, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares, and similar transactions. Each share of Series K Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to other certain conditions.

In consideration for its services as placement agent, we paid B. Riley FBR a cash fee of $400,500. We used an approximately $3,400,000 of the net proceeds from the financing to partially repay the amended and restated 12% secured senior notes due June 14, 2022 and used approximately $2,600,00 for payment on a prior investment, with the remainder of approximately $12,000,000 for working capital and general corporate purposes.

On December 18, 2020, in connection with the filing of the Certificate of Amendment to increase the number of authorized shares of our common stock, the then-outstanding shares of Series K Preferred Stock automatically converted into shares of our common stock. Accordingly, we do not have any shares of our Series K Preferred Stock currently outstanding.

Going Concern

We performed an annual reporting period going concern assessment. Management is required to assess our ability to continue as a going concern. This Annual Report has been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a history of recurring losses. Our recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. In part, the operating loss realized in fiscal 2018 was primarily a result of investments in people, infrastructure for the Maven Platform and the operations rapidly expanding during fiscal 2018 with the acquisitions of HubPages and Say Media, along with continued costs based on the strategic growth plans in other verticals.

As reflected in our accompanying consolidated financial statements, we had revenues of $5,700,199 for the year ended December 31, 2018, and have experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the year ended December 31, 2018, we incurred a net loss attributable to common stockholders of $44,113,379, utilized cash in operating activities of $7,417,680, and as of December 31, 2018, had an accumulated deficit of $34,539,954. We have financed our working capital requirements since inception through the issuance of debt and equity securities.

In 2020, we have also been impacted by the COVID-19 pandemic. Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of COVID-19. In addition, many governments and businesses have limited non-essential work activity, furloughed, and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment. As a result of these factors, we experienced a decline in traffic, advertising revenue, and earnings since early March 2020, due to the cancellation of high attendance sports events and the resulting decrease in traffic to the Maven Platform and advertising revenue. We have implemented cost reduction measures in an effort to offset our revenue and earnings declines, while experiencing increased cash flows by growth in digital subscriptions. The extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which remain uncertain at the time of issuance of our accompanying consolidated financial statements.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of December 31, 2020.

Management’s assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. The factors that we considered important in our going concern analysis, include, but are not limited to, our fiscal 2021 cash flow forecast and our fiscal 2021 operating budget. Management also considered our ability to repay our convertible debt through future equity and the implementation of cost reduction measures in effect to offset revenue and earnings declines from COVID-19. These factors consider information including, but not limited to, our financial condition, liquidity sources, obligations due within one year after the issuance date of our accompanying financial statements, the funds necessary to maintain operations and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

In particular, our plan for the: (1) 2021 cash flow forecast, considered the use of our working capital line with FastPay (as described in Note 24, Subsequent Events, to our accompanying consolidated financial statements) to fund changes in working capital, where we have available credit of approximately $8 million as of the issuance date of the accompanying consolidated financial statements, and that we do not anticipate the need for any further borrowings that are subject to the holders approval, from our 12% amended senior secured notes (as described in Note 24, Subsequent Events, to our accompanying consolidated financial statements) where we may be permitted to borrow up to an additional $5 million; and (2) 2021 operating budget, considered that approximately sixty-five percent of our revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent in 2020 demonstrating the strength of our premium brand, and the plan to continue to grow our subscription revenue from our 2019 acquisition of TheStreet (as described in Note 24, Subsequent Events, to our accompanying consolidated financial statements) and to launch premium digital subscriptions from our Sports Illustrated licensed brands (as described in Note 24, Subsequent Events, to our accompanying consolidated financial statements), in January 2021.

We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of December 31, 2020, and concluded that conditions and events considered in the aggregate, do not raise substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date.

Results of Operations

For the year ended December 31, 2018, the total net loss was $26,067,883. The total net loss increased by $19,783,570 from $6,284,313 in 2017. The primary reasons for the increase in the total net loss is that the operations rapidly expanded during 2018 (see below comparison). The basic and diluted net loss per common share for the year ended December 31, 2018 was $1.69, compared to $0.42 for the year ended December 31, 2017. The primary reasons for the increase in the net loss attributable to common stockholders is the deemed dividend on Series H Preferred Stock of $18,045,496, the other expenses of $12,145,644, and the weighted average shares outstanding calculated on a daily weighted average, basic and diluted, increase to 26,135,299 shares from 14,919,232 shares due to the issuance of our common stock in a private placement, partial vesting of restricted stock, exercise of common stock warrants, issuance of restricted stock awards in connection with the acquisitions of HubPages and Say Media, and issuance of shares of our common stock in connection with the acquisition of Say Media.

Our growth strategy is principally focused on adding new publisher partners to our technology platform. In addition, where the right opportunity exists, we will also acquire related online media, publishing and technology businesses by merger. This combined growth strategy has expanded the scale of unique users interacting on our technology platform with increased revenues during 2018. We expect revenues increases in subsequent years will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Comparison of 2018 to 2017

	Years Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$5,700,199	$76,995	$5,623,204	7,303.3%
Cost of revenue	7,641,684	1,590,636	6,051,048	380.4%
Gross loss	(1,941,485)	(1,513,641)	(427,844)	28.3%
Operating expenses:
Research and development	1,179,944	114,873	1,065,071	927.2%
General and administrative	10,892,443	4,720,824	6,171,619	130.7%
Total operating expenses	12,072,387	4,835,697	7,236,690	149.7%
Loss from operations	(14,013,872)	(6,349,338)	(7,664,534)	120.7%
Total other (expense) income	(12,145,644)	65,025	(12,210,669)	-18,778.4%
Loss before income taxes	(26,159,516)	(6,284,313)	(19,875,203)	316.3%
Benefit for income taxes	91,633	-	91,633	100.0%
Net loss	(26,067,883)	(6,284,313)	(19,783,570)	314.8%
Deemed dividend on Series H preferred stock	(18,045,496)	-	(18,045,496)	100.0%
Basic and diluted net loss per common share	$(44,113,379)	$(6,284,313)	$(37,829,066)	602.0%

Revenue

For the year ended December 31, 2018, we had revenue of $5,700,199, as compared to revenue of $76,995 for the year ended December 31, 2017. The primary source of revenue was from advertising and membership subscriptions of $5,614,953 and $85,246, respectively, in 2018 and $62,777 and $14,218, respectively, in 2017. During 2018, revenue was primarily from operations of on-line media channels from the Mavens generating advertising and membership subscriptions, and as a result of the acquisition of HubPages in August 2018 and Say Media in December 2018. During 2017, revenue was primarily from operations of on-line media channels, which went live in May 2017, generating advertising and memberships that began in the third quarter of 2017.

Cost of Revenue

For the year ended December 31, 2018, we recognized cost of revenue of $7,641,684 from operating our online media channels primarily attributable to fixed monthly cost of providing our digital media network channels and advertising and membership services, as compared to $1,590,636 for the year ended December 31, 2017. The increase of $6,051,048 in cost is primarily from our Channel Partners’ guarantee payments of $896,928, payroll and benefits of $450,366, amortization of our capitalized platform development of $1,324,373 (which resulted from spending for our capitalized platform development of during 2018 $4,006,399), amortization of acquired developed technology of $558,423 (which resulted from the acquisitions of HubPages and Say Media for the technology development during 2018 of $14,750,000), and revenue share payments of $2,247,453.

During the year ended December 31, 2018, since our technology operations were primarily in the application and development phase we capitalized platform development of $4,006,399, as compared to $2,605,162 in 2017, consisting of $2,086,963 in payroll and related expenses, including taxes and benefits, as compared to $1,990,589 in 2017, and $1,850,384 in stock based compensation for related personnel, as compared to $614,573 in 2017, resulting in amortization of $1,836,625 reflected in cost of revenue for our capitalized platform development, as compared to $512,252 in 2017.

Operating Expenses

Research and Development. For the year ended December 31, 2018, we incurred research and development expenses of $1,179,944 from development of our platform in the preliminary project and post-implementation stages, as compared to $114,873 for the year ended December 31, 2017. The increase in research and development expenses is primarily from payroll and benefits of $640,760, stock-based compensation of $196,867, and other related research and development costs of $209,120.

General and Administrative. For the year ended December 31, 2018, we incurred general and administrative expenses of $10,892,443 from payroll and related expenses, professional services, facilities costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to $4,720,824 for the year ended December 31, 2017. The increase in general and administrative expenses of $6,171,619 is primarily from our increase in headcount from 24 to 87, with three additional senior executives, the Chief Operating Officer, the Chief Strategy & Revenue Officer, and the Chief Product Officer, fourteen in technology development and forty-six in administration, along with the related benefits of $1,393,144. In addition to the payroll and related benefits, we incurred additional stock-based compensation of $2,588,785, travel of $80,305, conferences of $444,919, facilities costs of $230,835, consultants of $143,972, public relations of $91,338, insurance of $92,310, and professional fees of $997,358.

Other (Expenses) Income

For the year ended December 31, 2018, we had net other expenses of $12,145,644, as compared to net other income of $65,025 for the year ended December 31, 2017, which was the result primarily from the items below.

Change in Valuation of Warrant Derivative Liabilities. For the year ended December 31, 2018, the decrease in the fair value of the warrant derivative liabilities resulted in a gain of $964,124. We did not have any warrant derivative liabilities for the year ended December 31, 2017.

Change in Valuation of Embedded Derivative Liabilities. For the year ended December 31, 2018, the increase in the fair value of the embedded derivative liabilities resulted in a loss of $2,971,694, as compared to the decrease in the fair value of $64,614 for the year ended December 31, 2017.

True-Up Termination Fee. On June 15, 2018, we entered into a securities purchase agreement with four investors to sell $4,775,000 principal amount of 10% senior convertible debentures. Strome purchased $3,000,000 of such principal amount and two of our senior executives and another investment fund purchased the remaining $1,775,000 of such amount. On June 15, 2018, we also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which we were committed to issue up to 1,700,000 shares of our common stock in certain circumstances. As consideration for such modification, we issued a warrant to Strome to purchase 1,500,000 shares of our common stock, exercisable at an initial price of $1.19 per share for a five-year period. The estimated fair value of this warrant on the June 15, 2018 issuance date of $1,344,648, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as true-up termination fee during the year ended December 31, 2018. We did not have a true-up termination fee for the year ended December 31, 2017.

Settlement of Promissory Notes Receivable. On December 12, 2018, pursuant to the merger agreement with Say Media entered into on October 12, 2018, as amended on October 17, 2018, we settled the promissory notes receivable by effectively forgiving $3,366,031 of the balance due as of December 31, 2018. We did not have any settlement of promissory notes receivable for the year ended December 31, 2017.

Interest Expense. For the year ended December 31, 2018, we incurred interest expense of $2,508,874, primarily consisting of amortization of accretion of original issue discount and debt discount on notes payable of $671,436, extinguishment of debt of $2,620,253, accrued interest of $193,416, and other interest of $120,629, less gain on extinguishment of embedded derivatives liabilities upon extinguishment of host instrument of $1,096,860, as compared to no interest expense for the year ended December 31, 2017.

Liquidated Damages. For the year ended December 31, 2018, we recorded $2,940,654 of liquidated damages primarily from issuance of the Series H Preferred Stock and 12% convertible debentures since we determined that: (i) a registration statement registering shares of our common stock issuable upon conversion of the Series H Preferred Stock and conversion of the 12% convertible debentures would not be declared effective by the SEC within the requisite time frame; and (ii) that we would not be able to maintain the timely filing of our periodic reports with the SEC in order to satisfy the public information requirements under the securities purchase agreements. We did not have any liquidated damages for the year ended December 31, 2017.

Deemed Dividend on Series H Preferred Stock. For the year ended December 31, 2018, in connection with the issuance of 19,400 shares of our Series H Preferred Stock, we recorded a beneficial conversion feature in the amount of $18,045,496 for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the conversion price of $0.33 per share was lower than the closing price of our common stock of $0.86) at the issuance date. The beneficial conversion feature was recognized as a deemed dividend. We did not have a deemed dividend for the year ended December 31, 2017.

Recent Disruptions to Our Operations

Our normal business operations have recently been disrupted by a series of events surrounding the COVID-19 pandemic and related measures to control it. See “Item 1A, Risk Factors – Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may not be able to continue operations as a going concern.”

Seasonality

We expect to experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Effects of Inflation

To date inflation has not had a material impact on our business or operating results.

Our Future Business

During 2019, we announced that our Board, supported by its management team, had commenced a process to explore strategic growth opportunities through mergers and acquisitions. In connection with our strategic growth, in 2019, we completed our previously announced proposed acquisition and licensing agreement as follows:

TheStreet

On June 11, 2019, we, TSTAC, a newly-formed indirect wholly-owned subsidiary of ours, and TheStreet, entered into TheStreet Merger Agreement, pursuant to which TSTAC would merge with and into TheStreet, with TheStreet continuing as the surviving corporation in TheStreet Merger and as an indirect wholly-owned subsidiary of ours. On August 7, 2019, we consummated TheStreet Merger, pursuant to which TSTAC merged with and into TheStreet.

Pursuant to TheStreet Merger Agreement, all issued and outstanding shares of common stock of TheStreet (other than those shares with respect to which appraisal rights have been properly exercised) were exchanged for an aggregate of $16,500,000 in cash. Further, pursuant to the terms of TheStreet Merger Agreement, on June 10, 2019, we deposited $16,500,000 into an escrow account pursuant to an escrow agreement, dated June 10, 2019, by and among the Company, TheStreet and Citibank, N.A., as escrow agent. TheStreet Merger was funded through a debt financing arranged by a subsidiary of B. Riley (see below “Funding for Acquisition of TheStreet”).

On August 7, 2019, in connection with TheStreet Merger, we entered into the Cramer Agreement with Mr. Cramer, pursuant to which Mr. Cramer and Cramer Digital agreed to provide the Cramer Services. In consideration for the Cramer Services, we pay Cramer Digital the Revenue Share. In addition, we pay Cramer Digital approximately $3,000,000 as an annualized guarantee payment in equal monthly draws, recoupable against the Revenue Share. We also issued two options to Cramer Digital pursuant to our 2019 Plan. The first option was to purchase up to two million shares of our common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of our common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and we agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the Trigger Date. The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date, and the 36-month anniversary of the Trigger Date.

In addition, we provide Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that we will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month.

Funding for Acquisition of TheStreet. On June 10, 2019, we entered into a note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, pursuant to which we issued to the investor a 12% senior secured note, due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account the placement fee to B. Riley FBR of $1,000,000 and legal fees and expenses of the investor, resulted in us receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into the escrow account to fund TheStreet merger consideration and the balance of $2,365,000 was to be used by us for working capital and general corporate purposes.

The Sports Illustrated Licensing Agreement

On June 14, 2019, we and ABG, an indirect wholly-owned subsidiary of Authentic Brands Group, entered into the Sports Illustrated Licensing Agreement, pursuant to which we have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands, and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines, and the licensing and/or syndication of certain products and content under the Sports Illustrated Licensed Brands. We are not required to implement geo filtering or other systems to prevent users located outside the territory from accessing the digital channels in the territory.

The initial term of the Sports Illustrated Licensing Agreement commenced on October 4, 2019, upon the termination of the Meredith License Agreement and continues through December 31, 2029. We have the option, subject to certain conditions, to renew the term of the Sports Illustrated Licensing Agreement for nine consecutive renewal terms of 10 years each, for a total of 100 years.

The Sports Illustrated Licensing Agreement provides that we will pay to ABG Royalties in respect of each year of the Term based on gross revenues, with guaranteed minimum annual amounts. We prepaid $45,000,000 to ABG against future Royalties. ABG will pay to us a share of revenues relating to certain Sports Illustrated business lines not licensed to us, such as all gambling-related advertising and monetization, events, and commerce. The two companies are partnering in building the brand worldwide. This transaction was funded through a debt financing arranged by a subsidiary of B. Riley (see below “Funding for Sports Illustrated Licensing Agreement”).

Pursuant to the Meredith License Agreement between ABG and Meredith, Meredith operated the Sports Illustrated Licensed Brands under license from ABG. On October 3, 2019, Meredith and we entered into various agreements, including the Transition Agreement, whereby the parties agreed to the terms and conditions under which Meredith continued to operate certain aspects of the Sports Illustrated Licensed Brands, and provided certain services during the fourth quarter of 2019 until all activities were transitioned over to us. Through these agreements, we took over operating control of the Sports Illustrated Licensed Brands, and the Transition Agreement was terminated on October 4, 2019.

Pursuant to the Sports Illustrated Licensing Agreement, we issued to ABG warrants to acquire 21,989,844 shares of our common stock (the “Warrants”). Half of the Warrants have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the Warrants have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The Warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants will vest in equal monthly increments over a period of two years beginning on the one-year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by us of the Sports Illustrated Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants will vest based on the achievement of certain performance goals for the Sports Illustrated Licensed Brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances we may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants will be vested; (4) all of the Warrants will automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of us; and (5) ABG will have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any of our future equity issuances (subject to customary exceptions).

Funding for the Sports Illustrated Licensing Agreement. On June 14, 2019, we entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated the 12% senior secured note dated June 10, 2019. Pursuant to this amendment, we issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amended, restated, and superseded that $20,000,000 12% senior secured note issued by us on June 10, 2019 to the investor. We received additional gross proceeds of $48,000,000, which, after taking into account BRF Finance’s placement fee of $2,400,000 and legal fees and expenses of the investor, we received net proceeds of $45,550,000, of which $45,000,000 was paid to ABG against future Royalties in connection with the Sports Illustrated Licensing Agreement, dated June 14, 2019, with ABG, and the balance of $550,000 was used by us for working capital and general corporate purposes.

In 2020, we completed the following acquisitions:

Asset Acquisition of LiftIgniter

On March 9, 2020, we entered into an asset purchase agreement with LiftIgniter and Maven Coalition, whereby Maven Coalition purchased substantially all the assets of LiftIgniter’s machine learning platform, which personalizes content and product recommendations in real-time. The purchased assets included LiftIgniter’s intellectual property and excluded certain accounts receivable. Maven Coalition also assumed certain of LiftIgniter’s liabilities. The purchase price consisted of: (i) a cash payment of $184,086 on February 19, 2020, in connection with the repayment of certain of its outstanding indebtedness; (ii) a cash payment at closing of $131,202; (ii) collections of certain accounts receivable; (iv) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our Common Stock; and (v) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, platform development, impairment of long-lived assets, and stock-based compensation. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements.

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements included elsewhere in this Report, which have been prepared in accordance with GAAP. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), as the accounting standard for revenue recognition, which was effective as of January 1, 2017. Since we had not previously generated revenue from customers, we did not have to transition its accounting method from ASC 605, Revenue Recognition.

Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers. The following is a description of the principal activities from which we generate revenue:

Advertising. We enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. In accordance with ASC 606, we recognized revenue from advertisements, the impression bid prices, and revenue are reported on a real-time basis. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. We owe its independent publisher Channel Partners a revenue share of the advertising revenue earned which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Membership. We enter into contracts with internet users that subscribe to premium content on the digital media channels. These contracts provide internet users with a membership subscription to access the premium content for a given period of time, which is generally one year. In accordance with ASC 606, we recognize revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period. Subscriber payments are initially recorded as deferred revenue on the balance sheet. As we provide access to the premium content over the membership subscription term, we recognize revenue and proportionately reduce the contract liability balance. We owe its independent publisher Channel Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as a contract fulfillment cost. We recognize contract fulfillment costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Cost of Revenue

Our cost of revenue represents the cost of providing our digital media network channels and advertising and membership services. The cost of revenue that we have incurred in the periods presented primarily include:

●	Channel Partner guarantees and revenue share payments;

●	amortization of developed technology and platform development;

●	hosting and bandwidth and software license fees;

●	stock based compensation related to certain warrants to purchase up to 2,000,000 shares of our common stock (the “Channel Partner Warrants”) granted pursuant to the Channel Partner Warrant Program (the “Channel Partner Warrant Program”);

●	programmatic advertising platform costs;

●	payroll and related expenses of related personnel;

●	fees paid for data analytics and to other outside service providers;

●	stock based compensation of related personnel.

Research and Development

Research and development consist primarily of expenses incurred in the research and development of our platform in the preliminary project and post-implementation stages.

Our research and development expenses include:

●	payroll and related expenses for personnel;

●	costs incurred in developing conceptual formulation and determination of existence of needed technology; and

●	stock based compensation of related personnel.

Platform Development

For the years presented, substantially all of our technology expenses are platform development costs that were capitalized as intangible costs. Technology costs are expensed as incurred or capitalized into property and equipment in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other. This ASC requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

We capitalize internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized platform development projects. Our policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

Platform development capitalized during the application development stage of a project include:

●	payroll and related expenses for personnel;

●	costs incurred in developing features and functionality; and

●	stock based compensation of related personnel.

General and Administrative

General and administrative expenses consist primarily of:

●	payroll and related expenses for executive, sales and administrative personnel;

●	professional services, including accounting, legal, and insurance;

●	depreciation of office equipment, computers, and furniture and fixtures;

●	facilities costs;

●	conferences;

●	other general corporate expenses; and

●	stock-based compensation of related personnel.

Stock-Based Compensation

We provide stock-based compensation in the form of (i) restricted stock awards to employees and directors, (ii) stock option grants to employees, directors, and consultants, and (iii) the Channel Partners Warrants.

We account for restricted stock awards and stock option grants to employees, directors, and consultants by measuring the cost of services received in exchange for the stock-based payments as compensation expense in our financial statements. Restricted stock awards and stock option grants to employees, which are time-vested are measured at fair value on the grant date and charged to operations ratably over the vesting period. Restricted stock awards and stock option grants to employees that are performance-vested are measured at fair value on the grant date and charged to operations when the performance condition is satisfied.

We account for stock-based payments to certain directors and consultants and its Channel Partners by determining the value of the stock compensation based upon the measurement date at either (i) the date at which a performance commitment is reached or (ii) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of restricted stock awards, which are time-vested is determined using the quoted market price of our common stock at the grant date. The fair value of restricted stock awards which provide for performance-vesting and a true-up provision (as described in Note 17, Stockholders’ Equity, in our accompanying consolidated financial statements) is determined through consultants with our independent valuation firm using the binomial pricing model at the grant date. The fair value of stock options granted and Channel Partner Warrants granted as stock-based payments are determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option or warrants, as compared to the fair market value of our common stock on the grant date, and the estimated volatility of our common stock over the term of the equity award. Estimated volatility is based on the historical volatility of our common stock and is evaluated based upon market comparisons. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of our common stock.

We capitalize the cost of stock based compensation awards based on the fair value of such awards for platform development and expenses the cost of stock based compensation awards based on the fair value of such awards to cost of revenues, general and administrative expense, or research and development expenses, as appropriate, in its consolidated statements of operations.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily by reference to the anticipated cash flows discounted at a rate commensurate with the risk involved.

Sequencing Policy

Under authoritative guidance, we adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to our inability to demonstrate we have sufficient authorized shares of our common stock, shares of our common stock will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to our employees or directors are not subject to the sequencing policy.

Based on a preliminary analysis, we determined that during the fourth quarter ending December 31, 2019, we did not have authorized and unissued shares of our common stock available for issuance that we could potentially be required to deliver under our equity contracts. Information with respect to the issuance of dilutive and potentially dilutive instruments subsequent to the year ended December 31, 2018 is in our accompany consolidated financial statements in Note 24, Subsequent Events, under the heading Sequencing Policy.

On December 18, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 1,000,000,000 shares. As a result, as of December 18, 2020, we have a sufficient number of authorized but unissued shares of our common stock available for issuance required under all of our securities that are convertible into shares of our common stock.

Recently Issued Accounting Pronouncements

Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements appearing elsewhere in this Annual Report includes Recently Issued Accounting Pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2018, the following transactions, obligations, or relationships represent our off-balance sheet arrangements:

Warrant Derivative Liabilities

L2 Warrants. Effective as of August 3, 2018, pursuant to the reset provision, we adjusted the exercise price to $0.50 per share (the floor exercise price) for the warrants previously issued to L2 Capital, LLC (“L2”) and issued additional warrants to L2 to purchase up to 640,405 shares of our common stock at an exercise price of $0.50 per share (as further described in Note 17, Stockholders’ Equity, in our accompanying consolidated financial statements). As a result of the exercise price of the warrants being reduced to the floor exercise price on August 3, 2018 and triggering of the reset provision, the warrants no longer contained any reset provisions and will continue to be carried on our consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. The warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis in certain circumstances. Warrants exercisable for up to 1,066,963 shares of our common stock were outstanding as of December 31, 2018, with a derivative liability at fair value of $418,214. L2 exercised these warrants during September 2019 on a cashless basis, therefore, this derivative liability had no impact on our cash resources.

Strome Warrants. On June 15, 2018, we modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which we were committed to issue up to 1,700,000 shares of our common stock in certain circumstances (as further described in Note 17, Stockholders’ Equity, in our accompanying consolidated financial statements). As consideration for such modification, we issued warrants to Strome (the “Strome Warrants”) to purchase up to 1,500,000 shares of our common stock, at an initial exercise price of $1.19 per share for a period of five years, subject to a reset provision and customary anti-dilution provisions. Strome was also granted observer rights on our Board. On August 3, 2018, as a result of the warrant exercise price being reduced to the floor exercise price and the triggering of the reset provision, the warrants no longer contained any reset provisions and will continue to be carried on our consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. Warrants exercisable for up to 1,500,000 shares of our common stock were outstanding as of December 31, 2018, with a derivative liability fair value of $587,971. In the event Strome decided to exercise these warrants, since shares of our common stock were available to settle the instrument, there would be no impact to our cash resources.

B. Riley Warrants. On October 18, 2018, we issued warrants to the investors to purchase up to 875,000 shares of our common stock in connection with the 10% OID convertible debentures, with an exercise price of $1.00 per share (as further described in Note 17, Stockholders’ Equity, in our accompanying consolidated financial statements). The warrant instrument provides that upon the consummation of a subsequent financing, the $1.00 exercise price shall be adjusted under certain conditions. We determined that the aforementioned $1.00 exercise price adjustment provisions were inconsequential since we did not anticipate a consumption of a subsequent financing that would trigger a subsequent financing condition, therefore, we will carry the warrants on our consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. The warrants are exercisable for a period of seven years, subject to customary anti-dilution adjustments, and may, if at any time after the six-month anniversary of the issuance of the warrants there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, be exercised on a cashless basis. Warrants exercisable for up to 875,000 shares of our common stock were outstanding as of December 31, 2018, with a derivative liability fair value of $358,050. In the event B. Riley decided to exercise these warrants (which are subject to certain contractual exercise limitations), since shares of our common stock were available to settle the instrument after considering the contractual exercise limitations, there would be no impact to our cash resources.

Embedded Derivative Liabilities

12% Convertible Debentures. On December 12, 2018, we entered into a securities purchase agreement with three accredited investors, pursuant to which we issued to the investors 12% convertible debentures in the aggregate principal amount of $13,091,528, which included (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% OID convertible debentures issued to two of the investors on October 18, 2018 (as further described in Note 15, Convertible Debt, in our accompanying consolidated financial statements), and (ii) a placement fee of $540,000 to the placement agent, B. Riley FBR, in the offering. After payment of legal fees and expenses of the investors, we received net proceeds of $8,950,000. The 12% convertible debentures issued on December 12, 2018 are convertible into shares of our common stock at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends, and similar transactions, and beneficial ownership blocker provisions. The 12% convertible debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. Our obligations under the 12% convertible debentures are secured pursuant to the security agreement we entered into with each investor.

Subject to us receiving stockholder approval to increase our authorized number of shares of our common stock, principal on the 12% convertible debentures are convertible into shares of our common stock, at the option of the investor, at any time prior to December 31, 2020, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends, and similar transactions, and beneficial ownership blocker provisions.

Upon issuance of the 12% convertible debentures, we recognized a conversion option, buy-in feature, and default remedy feature as embedded derivatives that were bifurcated from the note instruments; therefore, we will carry the embedded derivative liabilities on our consolidated balance sheets at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon conversion. As of December 31, 2018, the fair value of the embedded derivative liabilities was $7,387,000. In the event the investors decided to exercise their conversion rights under the debentures (which are subject to certain contractual conversion limitations), since shares of our common stock are available to settle the instruments after considering the contractual conversion limitations, there would be no impact to our cash resources.

Contractual Obligations

The following table sets forth our principal cash operating obligations and commitments as of December 31, 2018, aggregating to $1,871,106.

		Payments due by Year *
	Total	2019	2020	2021
Operating leases	$1,100,689	$526,027	$347,845	$226,817
Employment contracts	297,917	297,917	-	-
Consulting agreement	472,500	465,300	7,200	-
Total	$1,871,106	$1,289,244	$355,045	$226,817

* Subsequent to December 31, 2018, we entered into to several operating lease obligations which are not reflected in the table (refer to Note 24, Subsequent Events, in our accompanying consolidated financial statements).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 8. Financial Statements and Supplementary Data

All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 5, 2018, our Board dismissed Gumbiner Savett Inc. (“Gumbiner”) as its independent registered public accounting firm.

Gumbiner’s report on our financial statements for the fiscal period from July 22, 2016 (“Inception”) and ending on December 31, 2016, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope, or accounting principle, except that Gumbiner’s report contained an explanatory paragraph stating that there was substantial doubt as to our ability to continue as a going concern. During the fiscal period from Inception and ending on December 31, 2016, and during the subsequent interim period through February 5, 2018, the date of Gumbiner’s dismissal, we had no disagreements (as defined in Item 304 of Regulation S-K) with Gumbiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gumbiner’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with any opinion to the subject matter of the disagreement. Furthermore, during the period of Gumbiner’s retention, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K, except with respect to the material weaknesses in our internal control over financial reporting as discussed below.

On February 5, 2018, our Board engaged BDO USA, LLP (“BDO”), which is an independent registered public accounting firm registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During the period from Inception and ending on December 31, 2016, and through February 5, 2018, neither we nor anyone on our behalf consulted BDO regarding either (i) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). On September 28, 2018, our Board dismissed BDO as its independent registered public accounting firm.

On January 9, 2019, our Board engaged Marcum LLP (“Marcum”) as its new independent registered public accounting firm. The engagement of Marcum was approved by the Audit Committee of our Board. From our fiscal year ended December 31, 2018 and through January 9, 2019, neither we nor anyone acting on our behalf consulted with Marcum regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written report was provided to us or oral advice was provided that Marcum concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. This conclusion is based on such criteria and we believe that control over financial reporting was ineffective because: (i) we lacked monitoring over the completeness and accuracy of our underlying accounting records, information technology systems, and had ineffective controls over our period end financial disclosure and reporting processes; (ii) we had inadequate segregation of duties consistent with control objectives; and (iii) we have a history of untimely filed periodic reports, including being unable to file any periodic reports since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (that was filed late in 2020). As a result we deemed these to be material weaknesses.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, intends to remediate the material weaknesses identified as of December 31, 2018. We have engaged external certified public accountants to assist our accounting department and Chief Financial Officer in preparing the necessary periodic reports. In TheStreet Merger, we also acquired some additional employees with accounting experience that has assisted us with preparing our periodic reports. We believe our accounting department is now competent and capable of bringing us current with our periodic filing obligations. In addition, our Audit Committee is now assisting our Board in fulfilling its responsibility to oversee (i) the integrity of our financial statements, our accounting and financial reporting processes, and financial statement audits, (ii) our compliance with legal and regulatory requirements, (iii) our systems of internal control over financial reporting and disclosure controls and procedures, (iv) the engagement of our independent registered public accounting firm, and its qualifications, performance, compensation, and independence, (v) review and approval of related party transactions, and (vi) the communication among our independent registered public accounting firm, our financial and senior management, and our Board.

In addition, we intend to undertake the following additional remediation measures to address the material weaknesses described in this Annual Report:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

We have been impacted by the COVID-19 pandemic, which has resulted in us being unable to fully implement our remediation plan. We will continue to evaluate and implement procedures as deemed appropriate to remediate these material weaknesses; however, we expect that the remediation of those matters that were deemed material weaknesses will be complete no later than March 31, 2021.

Auditor’s Report on Internal Control Over Financing Reporting

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. Other than with respect to the remediation efforts discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Officers and Directors

The following table includes the names, ages, and titles of our directors and executive officers. Directors are to be elected each year by our stockholders at an annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. Executive officers are appointed by our Board. Each executive officer holds his office until he resigns or is removed by our Board or his successor is appointed and qualified.

Name	Age	Current Title	Dates in Position or Office
Ross Levinsohn	57	Chief Executive Officer and Director (1)	August 26, 2020 – Present
Paul Edmondson	46	President (2)	October 10, 2019 – Present
Douglas B. Smith	60	Chief Financial Officer and Secretary	May 3, 2019 – Present
Andrew Kraft	47	Chief Operating Officer (3)	October 1, 2020 – Present
Avi Zimak	46	Chief Revenue & Strategy Officer	December 19, 2019 – Present
Jill Marchisotto	48	Chief Marketing Officer	October 1, 2020 – Present
John Fichthorn	47	Chairman of our Board (4)	August 23, 2018 – Present
Peter Mills	65	Director (5)	September 20, 2006 - Present
Todd Sims	51	Director (6)	August 23, 2018 – Present
Rinku Sen	54	Director (7)	November 3, 2017 – Present
David Bailey	30	Director (8)	January 28, 2018 – Present
Joshua Jacobs	50	Director (9)	May 31, 2017 – Present

(1)	Mr. Levinsohn held the title of Chief Executive Officer of Sports Illustrated from September 2019 until his appointment as our Chief Executive Officer and a director on August 26, 2020.
(2)	Mr. Edmondson held the title of our Chief Operating Officer of from August 2018 until December 2019.
(3)	Mr. Kraft held the title of Executive Vice President and Chief Strategy and Revenue Officer from December 2018 until December 2019.
(4)	Mr. Fichthorn is the Chairman of our Compensation Committee and Finance Committee and serves on our Audit Committee and Disclosure Committee.
(5)	Mr. Mills is the Chairman of our Audit Committee.
(6)	Mr. Sims is the Chairman of our Nomination Committee and serves on our Finance Committee.
(7)	Ms. Sen is a member of our Compensation Committee.
(8)	Mr. Bailey serves on our Nomination Committee
(9)	Mr. Jacobs served as Executive Chairman from May 2017 until August 2018 and served as our President from January 2018 until October 2019. Mr. Jacobs terminated his employment with us in December 2019. He continues to serve as a director and is a member of the Disclosure Committee.

Former Officers and Directors

The following table includes the names, ages, and titles of our directors and executive officers who served as a director or executive officer during fiscal 2018 but who no longer serve as an executive officer or director.

Name	Age	Current Title	Dates in Position or Office
James C. Heckman	55	Chief Executive Officer and Director (1)	November 4, 2016 – August 26, 2020
Martin Heimbigner	62	Chief Financial Officer	March 20, 2017 – May 3, 2019
William Sornsin	58	Chief Operating Officer	November 4, 2016 – August 23, 2018; December 9, 2019 – September 4, 2020
Benjamin Joldersma	42	Chief Technology Officer	November 4, 2016 – September 30, 2020

(1)	On August 26, 2020, Mr. Levinsohn replaced Mr. Heckman as our Chief Executive Officer and as a director.

Biographical Information on Officers and Directors

Ross Levinsohn has served as our Chief Executive Officer and a director since August 26, 2020. Mr. Levinsohn joined us on June 14, 2019 as the Chief Executive Officer of Sports Illustrated. Mr. Levinsohn also served as one of our directors briefly in 2017. Mr. Levinsohn was an executive with Tribune Publishing from August 21, 2017 until January 17, 2019, serving first as the Chief Executive Officer of the Los Angeles Times and then as the Chief Executive Officer of Tribune Interactive. He was the managing partner of Whisper Partners, an advisory firm, from June 2016 to August 2017. Mr. Levinsohn also previously served as Chief Executive Officer at Guggenheim Digital Media from January 2013 to June 2014. Mr. Levinsohn served in various executive positions at Yahoo! Inc. (“Yahoo!), a multi-national internet company, from October 2010 to August 2012, including as the Interim Chief Executive Officer and Executive Vice President, Head of Global Media and Head of the Americas. Mr. Levinsohn co-founded and served as managing director at Fuse Capital, an investment and strategic equity management firm focused on investing in and building digital media and communications companies, from 2007 to 2010. Prior to his time at Fuse Capital, Mr. Levinsohn spent six years at News Corporation, serving in roles including President of Fox Interactive Media and Senior Vice President of Fox Sports Interactive. Earlier in his career, Mr. Levinsohn held senior management positions with AltaVista, CBS Sportsline and HBO. We believe that Mr. Levinsohn is qualified to serve as one of our directors because of his vast executive experience with various media companies and his understanding of our business through his service as our Chief Executive Officer.

Paul Edmondson has served as our President since October 10, 2019. Mr. Edmondson also served as our Chief Operating Officer of the Company from August 23, 2018 until December 9, 2019. Mr. Edmondson oversees our platform business that offers the core content management system, programmatic advertising technology and multitenant subscription stack for publishers serving partner publishers and our owned and operated properties. Mr. Edmondson joined Maven with the acquisition of HubPages, where he served as Founder and Chief Executive Officer beginning in January 2006. Prior to HubPages, he served as the Group Product Manager for Microsoft Corporation’s MSN Entertainment. He joined Microsoft Corporation with the acquisition of MongoMusic, Inc., and prior to that he developed applications for Hewlett-Packard Company. We believe Mr. Edmondson is qualified to serve as our President because he has over 23 years of technology experience and is an experienced entrepreneur and executive.

Douglas B. Smith has served as our Chief Financial Officer since May 3, 2019. Before joining us, Mr. Smith served as the Chief Financial Officer of Ashworth College from March 2016 to April 2019. From May 2015 to March 2016, Mr. Smith served as the Chief Financial Officer of Scout Media. Mr. Smith also served as the Chief Financial Officer of GLM Shows from November 2011 to May 2014, EducationDynamics from July 2009 to November 2011, Datran Media from June 2005 to December 2008, and Peppers & Rogers Group from October 2000 to May 2005. He also served as Senior Vice President and Treasurer of Primedia from May 1993 to October 2000. Prior to his corporate experience, Mr. Smith served as the Senior Vice President of the Bank of New York from June 1982 to May 1993. Mr. Smith earned his Masters of Business Administration from Columbia Business School and his Bachelor of Arts in Economics from Connecticut College.

Andrew Kraft has served as our Chief Operating Officer since October 1, 2020. Mr. Kraft joined us in December 2018 and served in a variety of senior leadership roles before transitioning to a consulting role from April 2020 through October 2020, when he rejoined us as a full-time employee. Prior to joining us, Mr. Kraft served in a variety of roles on the executive team of Xandr, a division of AT&T Inc., formerly known as AppNexus, for seven years, including as the head of Business and Corporate Development, as a co-founder of the company’s publisher business and head of Publisher Strategy, and as the Chief Financial Officer. Previously, Mr. Kraft was the Senior Vice President, AMP & Publisher Solutions for Collective, where he led business development for the company’s audience management and monetization platform. Mr. Kraft studied Physics and Theater at the Massachusetts Institute of Technology.

Avi Zimak has served as our Chief Revenue Officer and Head of Global Strategic Partnerships since December 9, 2019. Before joining us, Mr. Zimak served as the Chief Revenue Officer & Publisher of New York Media from March 2017 to December 2019. From September 2012 to January 2015, Mr. Zimak served as the Vice President of Sales of North America for Outbrain. Mr. Zimak also served as the General Manager of The Americas for Outbrain from January 2015 to February 2017. He served on various management teams at Hearst Corporation from August 2007 to September 2012 and worked toward the launch and oversight of the Hearst App Lab. Mr. Zimak served in national sales roles for Condé Nast from 2003 to 2007, Time Inc. from 2001 to 2003, Advance Publications American City Business Journals from 1998 to 2001, and Ziff Davis from 1997 to 1998. Mr. Zimak received his Bachelor of Arts from the State University of New York at Potsdam in 1997.

Jill Marchisotto has served as our Chief Marketing Officer since October 1, 2020. She also served as our Chief Consumer Marketing & Membership Officer from November 2019 until October 2020. Ms. Marchisotto joined us in 2019 with our acquisition of TheStreet, where she led the consumer subscription business and marketing strategy for the brand’s suite of products, including Jim Cramer’s popular investment club. Her roles with TheStreet included Executive Director, Consumer Marketing from October 2017 until October 2019; Senior Director of Marketing from February 2017 until October 2017; and Director of Marketing from May 2016 until January 2017. From May 2013 to May 2016, Ms. Marchisotto served as the Consumer Marketing, Retention, and Gift Program Lead for Bloomberg L.P. Prior to that, Ms. Marchisotto worked extensively in both digital and print media and served in various marketing roles at Conde Nast and Wenner Media.

James C. Heckman served as our Chief Executive Officer and one of our directors from November 4, 2016 until his resignation on August 26, 2020. Mr. Heckman also served as our President from November 2016 through December 2017. Mr. Heckman has extensive experience in Internet media, advertising, video, and online communities. He was the Chief Executive Officer of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from October 2013 to May 2016, and Chairman of the board of directors from May 2016 to July 2016. From April 2011 to August 2012, Mr. Heckman served as Head of Global Media Strategy for Yahoo!, leading all significant transactions and revenue strategy under Ross Levinsohn, where he architected a partnership between AOL, MSN, and Yahoo!. He was previously the Founder and Chief Executive Officer of 5to1, an advertising platform, from August, 2008 through its 2011 sale to Yahoo!; Chief Strategy Officer of Zazzle.com from 2007 to 2008; Chief Strategy Officer of FOX Interactive Media from 2005 to 2007, where he architected the ad alliance between Myspace and Google; Founder and Chief Executive Officer of Scout.com, from April 2001 through to its sale to FOX Interactive Media in September 2005; Founder and Chief Executive Officer of Rivals.com from 1997 to 2000; and President and Publisher of NFL Exclusive, official publication for every NFL team, from 1991 to 1998. He holds a Bachelor of Arts in Communications from the University of Washington.

Joshua Jacobs has served as a member of our Board since May 31, 2017. Mr. Jacobs also served as President from January 1, 2018 to October 10, 2019, as Executive Chairman from May 1, 2017 until January 27, 2018. He has served as a member of the board of directors of Resonant Inc., a late-stage software development company located in Goleta, California, since June 2018, and as a member of the board of directors of Logiq, a global e-commerce, mCommerce, MarTech and Fintech enablement platform, since September 2020. Mr. Jacobs served as a member of the board of directors of Invoca, Inc., a private company focused on conversation intelligence software, from June 2012 until December 2020. Mr. Jacobs was the President, Services at Kik Interactive from May 2015 to December 2016. From June 2011 to April 2014, Mr. Jacobs was Chief Executive Officer of Accuen Media, an Omnicom Company. From September 2009 to April 2011, Mr. Jacobs was Senior Vice President of Marketing for Glam Media. From July 2007 to October 2009, Mr. Jacobs was the Vice President and General Manager of Advertising Platforms at Yahoo!. He has also held leadership positions at X1 Technologies and Bigstep. Mr. Jacobs also serves on the board of directors of the following public companies: Resonant Inc. (Nasdaq) and Logiq Inc. (OTCQX). We believe that Mr. Jacobs is qualified to serve as one of our directors because of his expertise and experience in digital media, technology, and advertising businesses.

Martin Heimbigner served as our Chief Financial Officer from May 15, 2017 to May 3, 2019. Mr. Heimbigner provided professional services in various roles, including as a Chief Financial Officer, Chief Executive Officer, and director for many organizations through the professional services firms of Tatum and Pacific CFO Group, LLC from 2003 to 2014, and then again through Pacific CFO Group, LLC from May 2016 to March 2017. He also served as the Chief Financial Officer of BSQUARE Corporation, where he led corporate finance, human resources, legal, and information technology activities, as well as SEC reporting, from November 2014 to May 2016.

William Sornsin was one of our founders and served as our Chief Operating Officer from November 2016 through August 2018, and then again from December 2019 until September 2020. Prior to joining us, Mr. Sornsin served as the Chief Technology Officer of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from October 2013 to January 2016, and as the Chief Operating Officer from January 2016 to July 2016. Mr. Sornsin ran MSN’s Core Technology team before joining Mr. Heckman in 1999 as co-founder and Chief Technology Officer of Rivals.com. In 2001, he became co-founder and Chief Technology Officer and Chief Operating Officer for the original Scout.com and served as the Vice President of Engineering and Operations at Fox Interactive Media after the acquisition of Scout Media, Inc. in 2005. Prior to his service at Rivals.com and Scout Media, Inc., Mr. Sornsin held a variety of roles at Microsoft, including Group Manager of MSN Core Technology and Product Planning Lead for Microsoft Exchange. He holds a Bachelor of Science in Electrical/Computer Engineering from the University of Iowa and a Masters of Business Administration from the University of California – Los Angeles.

Benjamin Joldersma served as the Chief Technology Officer of the Company from November 2016 until September 2020. Mr. Joldersma has developed a deep expertise in large-scale systems, rapid development and online product innovation. He served as the Chief Technology Officer of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from January 2016 to July 2016, and as the Chief Product Officer, responsible for product vision and all software engineering, from October 2013 to January 2016. Mr. Joldersma was a Senior Software Engineer at Google from December 2012 to October 2013, working on imagery-related products under the Geo organization, and Principal Software Engineer at Yahoo! from June 2011 to December 2012, working on advertising platform technology. He was a System Architect at 5to1 from August 2008 through its June 2011 sale to Yahoo!. Mr. Joldersma was the founder of Skull Squadron, a company at which he held software architecture and engineering positions from 2007 to 2009; was a founder of All-In-One Creations from 2004 to 2007; served as a software engineer at aQuantive in 2006; as a software design engineer at Pacific Edge Software in 2005; as a lead software architect at Scout Media, Inc. from 2001 to 2005; as a web developer at Rivals.com from 1999 to 2001; and as a web design engineer at Microsoft from 1998 to 1999. He studied Computer Science at the University of Puget Sound.

Peter Mills has served as one of our directors since September 2006. Mr. Mills is an entrepreneur in the San Francisco Bay Area. He was the Chief Executive Officer of Cimbal, Inc., a startup company developing a mobile payments system in Los Altos, California, from June 2014 to December 2015. From May 2004 until December 2012, he was Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California. From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the board of directors of Integrated. He spent 15 years selling sophisticated industrial robotics and automation systems with Omron Adept Technology, Inc., the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006. Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea. Mr. Mills earned a Masters of Business Administration from Harvard Business School and an A.B. in engineering, cum laude, from Dartmouth College. We believe Mr. Mills is qualified to serve as one of our directors because of his prior management experience and significant business experience within a variety of industries.

Todd Sims has served as a member of our Board since August 23, 2018. Mr. Sims is a representative of B. Riley Financial and currently serves as the President of B. Riley Venture Capital, a wholly-owned subsidiary of B. Riley Financial (“BRVC”). Prior to his current position with BRVC, Mr. Sims served as a member of B. Riley Financial’s board of directors since October 2016. Since March 2010, Mr. Sims has served as Senior Vice President of Digital Strategy of Anschutz Entertainment Group, Inc., one of the leading sports and entertainment presenters in the world, overseeing business and corporate development for its ticketing business, AXS Digital, LLC. Prior to that, Mr. Sims spent more than 15 years building Internet businesses. In the mid 1990’s, Mr. Sims served as ESPN’s executive producer of NFL.com, NBA.com and NASCAR Online. Mr. Sims also served on the management team of eCompanies, LLC, an incubator which has incubated a number of companies including Jamdat Mobile Inc. (acquired by Electronic Arts Inc.), Business.com Inc. (acquired by R.H. Donnelley Corp.), and Boingo Wireless, Inc. Mr. Sims serves as an advisor to the Los Angeles Dodgers Tech Accelerator and is a guest lecturer at the University of Southern California’s Marshall School of Business. Mr. Sims’ digital experience provides an important resource to our Board and qualifies him for service as a director.

John A. Fichthorn has served as a member of our Board since August 23, 2018. Mr. Fichthorn is currently the Founder and Portfolio Manager of MedTex Ventures. From April 2017 to April 2020, Mr. Fichthorn served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, LLC (“B. Riley Capital Management”), which is an SEC-registered investment adviser and wholly-owned subsidiary of B. Riley. Mr. Fichthorn was a Co-Founder of Dialectic Capital Management, LLC, an investment management firm, and has been a portfolio manager of the firm since 2003. Mr. Fichthorn was employed by Maverick Capital from 2000 until 2003, most recently as Managing Director of the technology group. From 1999 to 2000, Mr. Fichthorn was an analyst at Alliance Capital working across multiple hedge fund products and as a member of the technology team. From 1997 to 1999, Mr. Fichthorn was an Analyst at Quilcap Corporation, a short-biased hedge fund where he covered all sectors, with a focus on technology. From 1995 to 1997, Mr. Fichthorn worked at Ganek & Orwicz Partners. Mr. Fichthorn is the lead independent director of Quantum Corporation since April of 2019, and he was a Director of Health Insurance Innovations (aka Benefytt Corporation), Inc. from Dec 2017 until the company’s sale in August of 2020. Mr. Fichthorn also served on the boards of California Micro Devices and Immersion Corporation as well as several private company boards. Mr. Fichthorn has significant experience in accounting and financial matters with the unique perspective of representing the interests of stockholders on several public company boards, all of which qualify him for service as one of our directors.

Rinku Sen has served as one of our directors since November 3, 2017. Ms. Sen is a writer and a political strategist. She is currently Senior Strategist at Race Forward, having formerly served as Executive Director and as Publisher of their award-winning news site Colorlines. She is also a James O. Gibson Innovation Fellow at PolicyLink. Under Ms. Sen’s leadership, Race Forward has generated some of the most impactful racial justice successes of recent years, including Drop the I-Word, a campaign for media outlets to stop referring to immigrants as “illegal,” resulting in the Associated Press, USA Today, LA Times, and many more outlets changing their practice. Her books Stir it Up and The Accidental American theorize a model of community organizing that integrates a political analysis of race, gender, class, poverty, sexuality, and other systems. She writes and curates the news at rinkusen.com. We believe that Ms. Sen is qualified to serve as a director because of her experience and qualifications as a journalist and political activist.

David Bailey has been one of our directors since January 28, 2018. Since 2013, Mr. Bailey as served as the Co-Founder and Chief Executive Officer of BTC Inc., which is an industry leader in the digital currency and blockchain space. Through its subsidiaries, BTC Inc. is the publisher of the world’s leading digital (Bitcoin Magazine, Distributed, and Let’s Talk Bitcoin Network) and print publications (Distributed Magazine and yBitcoin Magazine) dedicated to the cryptocurrency and blockchain spaces, an internationally recognized conference series, a blockchain venture studio, a marketing firm and more. Through his guidance, the company has reached millions of readers, facilitated dozens of clients and pioneered technology that is helping build the future. Mr. Bailey is also a board member of Po.et, a shared, open, universal ledger designed to record metadata and ownership information for digital creative assets. After a highly successful token sale and the first wave of publishers integrating with Po.et, the platform is poised to become a new standard for rewarding content creators and publishers alike. Mr. Bailey is also a member of the board of directors of Blockchain Education Network, sits on the board of advisors for the University of Alabama, and since September 2019 has been the general partner of UTXO Management. Mr. Bailey is a graduate of the University of Alabama. We believe that Mr. Bailey is qualified to serve as a director because of his experience in print and digital publications.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2017, 2018, 2019, and 2020 were filed with the SEC on a timely basis, except for the following:

Reporting Person (14)	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Number of Known Failures to File Required Form
John Fichthorn (1)	0	6	6
Ross Levinsohn (2)	1	1	0
Peter Mills (3)	8	10	0
Joshua Jacobs (4)	0	6	6
Rinku Sen (5)	0	7	7
David Bailey (6)	0	6	6
Todd Sims (7)	4	4
Paul Edmonson (8)	3	3	0
Douglas B. Smith (9)	0	1	1
James C. Heckman (10)	0	6	6
Benjamin Joldersma (11)	2	2	0
Avi Zimak (12)	0	3	3
William Sornsin (13)	1	1	0

(1)	Delinquent reports include: for 2018, two reports; for 2019, two reports; and for 2020, two reports.
(2)	Delinquent reports include one report for 2020.
(3)	Delinquent reports include: for 2018, four reports; for 2019, three reports; and for 2020, one report.
(4)	Delinquent reports include: for 2018, five reports; and for 2020, one report.
(5)	Delinquent reports include: for 2017, two reports; for 2018, two reports; for 2019, two reports; and for 2020, one report.
(6)	Delinquent reports include: for 2018, three reports; for 2019, two reports; and for 2020, one report.
(7)	Delinquent reports include: for 2018, two reports; for 2019, two reports; and for 2020, one report.
(8)	Delinquent reports include: for 2018, one report; and for 2019, two reports.
(9)	Delinquent reports include one report for 2019.
(10)	Delinquent reports include: for 2018, two reports; for 2019, three reports; and for 2020, one report.
(11)	Delinquent reports include: for 2018, one report; and for 2019, one report.
(12)	Delinquent reports include: for 2019, two reports; and for 2020, one report.
(13)	Delinquent reports include: for 2019, one report.
(14)	To our knowledge, B. Riley FBR, and its affiliates, 180 Degree Capital Corp., and Mark E. Strome, each of which is currently or was previously a greater than 10% stockholder, timely filed all of their respective Section 16 filings. The table does not include any information related to any of our other greater than 10% stockholders as we do not have any knowledge as to any delinquent or missing Section 16 filings for such stockholders.

Code of Ethics

A Code of Ethics that applies to the executive officers and the other employees of the Company, was approved and adopted by our Board on January 1, 2020. Copies of the Code of Ethics may be obtained free of charge by written request to TheMaven, Inc., attention Chief Financial Officer, 225 Liberty Street, 27th Floor, New York, New York 10281. We have also filed a copy of the Code of Ethics as an exhibit to this Annual Report.

Nomination Committee

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Audit Committee of our Board was formed September 14, 2018. The Audit Committee assists our Board in fulfilling its responsibility to oversee (a) the integrity of our financial statements, our accounting and financial reporting processes and financial statement audits, (b) our compliance with legal and regulatory requirements, (c) our systems of internal control over financial reporting and disclosure controls and procedures, (d) the independent auditor’s engagement, qualifications, performance, compensation and independence, (e) review and approval of related party transactions, and (f) the communication among our independent auditors, our financial and senior management and our Board . The Audit Committee currently consists of Peter Mills, who serves as its Chairman, and John Fichthorn. Our Board has determined that Mr. Mills, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Item 11. Executive Compensation

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2018.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2018.

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards (1)	(i) All Other Compensation	(j) Total Compensation
James C. Heckman Chief Executive Officer and Director	2018	$300,000	$-	$1,057,500	$-	$1,357,500
	2017	300,003	-	-	-	300,003
Joshua Jacobs President and Executive Chairman	2018	300,000	18,947	1,347,000	-	1,665,947
	2017	137,769	17,500	303,520	-	458,789
Benjamin Joldersma Chief Technology Office	2018	272,917	10,000	212,910	-	495,827
	2017	250,001	-	-	-	250,001

(1)	Reflects the fair value of option awards during the years in accordance with FASB ASC 718, Compensation – Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions, refer to Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements for the year ended December 31, 2018.

Narrative Discussion of Summary Compensation Table of Named Executive Officers

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

With respect to fiscal 2017 and fiscal 2018, each named executive officer received a base salary and was eligible for a stock option award pursuant to our 2016 Stock Incentive Plan (the “2016 Plan”). Information on the specific components of the 2016 Plan can be found below under the heading “Securities Authorized for Issuance Under Equity Compensation Plans”.

James C. Heckman

Stock Option Awards during fiscal 2017 and fiscal 2018

Grant Date	Number of Options	Exercise Price Per Share
9/14/2018 (1)	2,250,000 (2)	$0.54

(1)	Grant of stock options pursuant to the 2016 Plan.
(2)	Options vest monthly over three years.

Employment Agreement

On November 4, 2016, we entered into an employment agreement with Mr. James C. Heckman (the “Heckman Employment Agreement”). The Heckman Employment Agreement contemplated an employment term of a period of three years beginning on July 18, 2016, with Mr. Heckman serving as our Chief Executive Officer, President, and a director. Mr. Heckman was paid a base salary of $300,000 per annum and was entitled to the same employment benefits available to our employees as well as the reimbursement of business expenses during the term of employment. The Heckman Employment Agreement provided for various termination events under which he would have been entitled to one year’s severance equal to his annual salary amount. He is also subject to a restrictive covenant on competitive employment for up to two years after termination of the Heckman Employment Agreement, so long as we continue to pay his annual salary amount during that period, and a restrictive covenant on solicitation of employees, customers and vendors of the Company for up to one year after termination of the agreement. Mr. Heckman resigned as our Chief Executive Officer and a director on August 26, 2020 and we entered into a Separation Agreement with him with respect to his service in those positions. On the same date, we entered into a Consulting Agreement with Mr. Heckman, pursuant to which Mr. Heckman will serve as a consultant for a one-year period beginning on August 26, 2020.

Joshua Jacobs

Stock Option Awards during fiscal 2017 and fiscal 2018

Grant Date	Number of Options	Exercise Price Per Share
3/22/2017 (1)	20,000 (2)	$1.20
5/22/2017 (1)	60,000 (3)	$1.70
5/22/2017 (1)	240,000 (4)	$1.70
5/23/2018 (1)	200,000 (5)	$1.90
5/23/2018 (1)	400,000 (6)	$1.90
9/14/2018 (1)	1,500,000 (7)	$0.54

(1)	Grant of stock options pursuant to the 2016 Plan.
(2)	Options fully vested June 30, 2017.
(3)	Options fully vested June 30, 2018.
(4)	Options fully vested May 22, 2018.
(5)	25,000 of the shares of our common stock underlying the options vest quarterly, beginning in the second quarter of 2018 and ending with the first quarter of 2020, so long as we meet quarterly revenue targets as approved by our Board. If we fail to meet the approved quarterly revenue targets, options will vest pro-ratably. However, no options will vest if we achieve less than 75% of the approved revenue target for each quarter.
(6)	200,000 shares of our common stock vested on May 30, 2018 with 16,667 shares of our common stock underlying the options vesting monthly over the next 12-month period.
(7)	Shares of our common stock underlying the options vest monthly over three years.

Employment Agreement

On May 17, 2017, we entered into an employment agreement with Mr. Joshua Jacobs, as revised on August 23, 2017 (“Jacobs Employment Agreement”). The Jacobs Employment Agreement provided that Mr. Jacobs would serve as the Executive Co-Chairman of our Board and our Chief Revenue Officer. Pursuant to the Jacobs Employment Agreement, Mr. Jacobs earned a salary of $225,000 per annum, was granted stock options under the 2016 Plan exercisable for up to 300,000 shares of our common stock, and a performance-based bonus opportunity up to $75,000. Mr. Jacobs was entitled to the employment benefits available to our employees and reimbursement of business expenses. Pursuant to the Jacobs Employment Agreement, Mr. Jacobs was eligible to earn a minimum monthly bonus so long as we met certain revenue targets as provided in the agreement. In the event we fail to meet the monthly revenue targets, Mr. Jacobs will not receive the minimum monthly bonus. Additionally, he was eligible to receive a quarterly “catch-up” bonus in the event we were able to meet certain additional monthly revenue targets. In total, Mr. Jacobs could receive a bonus of $75,000 in cash. The Jacobs Employment Agreement provided for various termination events under which he would be entitled to severance and acceleration of vesting of equity grants. Finally, the Jacobs Employment Agreement includes standard provisions for assignment of intellectual property developed while an employee, protection of our confidential information, and non-competition and non-solicitation of employees.

Effective January 1, 2018, we entered into an amended and restated employment agreement with Mr. Jacobs (the “A&R Jacobs Employment Agreement”), which superseded the Jacobs Employment Agreement. Pursuant to the A&R Jacobs Employment Agreement, Mr. Jacobs agreed to serve as our President and Executive Chairman of our Board. Pursuant to the A&R Jacobs Employment Agreement, (i) Mr. Jacobs’ annual base salary was increased to $300,000, (ii) the vesting conditions related to the options exercisable for up to 300,000 shares of our common stock were amended, and (iii) he was to be awarded additional stock options under the 2016 Plan, exercisable for up to 600,000 shares of our common stock. Mr. Jacobs’ annual performance-based bonus opportunity was set at a maximum of $30,000 to be calculated as follows: a bonus payment of up to $15,000 based on certain revenue goals for us and up to $15,000 based on certain revenue goals for HubPages. In the event either HubPages or we do not meet its respective revenue goals, the applicable bonus amount will be reduced pro-ratably.

In October 2019, Mr. Jacobs resigned as our President, but he remains a member of our Board. In connection with this service as a director, we entered into a director agreement with him on January 1, 2020. In addition, beginning on May 1, 2020, he receives additional compensation of $20,000 per month for certain specified consulting services to us pursuant to a Strategic Financing Addendum to his director agreement.

Benjamin Joldersma

Stock Option Awards during fiscal 2017 and fiscal 2018

Grant Date	Number of Options	Exercise Price Per Share
9/14/2018 (1)	453,000 (2)	$0.54

(1)	Grant of stock options pursuant to the 2016 Plan.
(2)	Shares of our common stock underlying the options vest monthly over three years.

Employment Agreement

On November 4, 2016, we entered into an employment agreement with Mr. Benjamin Joldersma (the “Joldersma Employment Agreement”), pursuant to which Mr. Joldersma agreed to serve as our Chief Technology Officer for a period of three years beginning on July 18, 2016. Pursuant to the Joldersma Employment Agreement, we initially paid Mr. Joldersma an annual base salary of $250,000, which was increased to $275,000 in 2018. Mr. Joldersma was entitled to the same employment benefits that we offer to our employees and was entitled to reimbursement of business expenses during the term of his employment. The Joldersma Employment Agreement provided for various termination events under which he would be entitled to three month’s severance at a rate equal to his monthly salary amount. He was also subject to a restrictive covenant on competitive employment for up to two years after termination of the agreement, so long as we continue to pay his annual salary amount during that period, and a restrictive covenant on solicitation of our employees, customers, and vendors for up to one year after termination of the agreement. Mr. Joldersma resigned as our Chief Technology Officer, and was replaced by Indraneel Mukherjee, on September 30, 2020.

Director Compensation in 2018

We compensate our independent directors with cash fees and/or equity awards. In May 2020, our Board determined that directors would not receive any cash compensation for their services as one of our directors in light of the COVID-19 pandemic. We provide additional compensation for a director who acts as chairperson of one or more committees of our Board. A director who is also one of our executives or employees, including employed through one of our subsidiaries, does not receive any additional compensation for these services as a director while providing service as an executive officer or employee. In those instances, we report the total compensation of directors that are also one of our named executive officers in the Summary Compensation Table above. The following table sets forth, for the year ended December 31, 2018, the compensation paid to members of our Board.

Director Compensation

(a) Name of Director (1)	(b) Fees Earned or Paid in Cash ($) (8)	(c) Stock Awards ($) (9)	(d) Option Awards ($) (10)	(g) All other compensation ($)	(h) Total ($)
Peter B. Mills (7)	18,750	29,167	73,350		121,267
David Bailey (2)	16,944	12,500	80,850		110,294
Rinku Sen (6)	12,500	12,500	73,350	6,250	104,630
Christopher A. Marlett (3)	-	-	73,350		73,350
Todd D. Sims (4)	-	33,334	-		33,334
John A. Fichthorn (5)	-	33,334	-		33,334

(1)	Mr. Heckman and Mr. Jacobs are named executive officers and, accordingly, their compensation is included in the “Summary Compensation Table” above. They did not receive any compensation for their service as a director for the year ended December 31, 2018.
(2)	Mr. Bailey was appointed to our Board on January 28, 2018. As of December 31, 2018, the aggregate shares of our common stock underlying the unexercised option awards in column (d) were 41,250 shares.
(3)	Mr. Marlett resigned from our Board on February 1, 2018 and his option granted during 2018 expired unexercised.
(4)	Mr. Sims was appointed to our Board on September 3, 2018.
(5)	Mr. Fichthorn was appointed to our Board on September 3, 2018.
(6)	“All Other Compensation” includes approximately $6,250 for consulting services performed by Ms. Sen for us during 2018. As of December 31, 2018, the aggregate shares of our common stock underlying the unexercised option awards in column (d) were 45,000 shares.
(7)	As of December 31, 2018, the aggregate shares of our common stuck underlying the unexercised option awards in column (d) were 45,000 shares.
(8)	Cash compensation paid to directors was pursuant to approval by our Board.
(9)	Restricted stock awards were issued pursuant to the 2016 Plan and the Outside Director Compensation Policies adopted in August and September 2018. Each of these restricted stock awards were fully vested as of December 31, 2018. The table reflects the fair value amount in accordance with ASC Topic 718.
(10)	Stock option awards were granted to directors pursuant to approval by our Board. For valuation assumptions on stock option awards refer to the notes to the accompanying consolidated financial statements. The table reflects the fair value amount in accordance with ASC Topic 718.

Director Compensation Policies

On April 26, 2017, our Board approved director compensation consisting of the following: (i) cash compensation to non-management directors of $25,000 per year, payable monthly, (ii) grants of stock option awards to non-management directors to purchase up to 45,000 shares of our common stock, and (iii) an option to elect to receive stock option awards in lieu of a part of or the entire annual cash compensation amount at a rate of $0.75 per option, determined as a proxy for an actual Black-Scholes option pricing on the date of grant, with the options having the same exercise price and vesting schedule as the annual stock option awards.

On August 23, 2018, our Board approved and adopted the Outside Director Compensation Policy (the “August 2018 Compensation Policy”). The August 2018 Compensation Policy applied to non-employee directors (the “Outside Directors”), providing that the Outside Directors would be granted a restricted stock option award equal to that number of shares of our common stock equal in value to $50,000. The shares of our common stock underlying each award would vest in equal monthly installments through the end of the year in which the restricted stock option award was granted. The Outside Directors no longer receive cash compensation under the August 2018 Compensation Policy.

On September 14, 2018, our Board approved and adopted a new Outside Director Compensation Policy (the “September 2018 Compensation Policy”). The September 2018 Compensation Policy includes the same provisions of the August 2018 Compensation Policy, except that it adds an annual grant of a stock option award equal to that number of shares equal in value to $50,000 to any Outside Director that serves as the chairperson of one or more committees of our Board.

Potential Payments Upon Termination or Change-of-Control

Mr. Heckman

The Heckman Employment Agreement provided for various termination events under which he would have been entitled to one year’s severance equal to his annual salary amount. Subsequent to fiscal 2018, Mr. Heckman and we entered into a Separation Agreement, dated August 26, 2020, pursuant to which we agreed to hire Mr. Heckman as a consultant for a one-year period and pay him a monthly consulting fee of approximately $29,200 per month. The terms of the consulting arrangement were set forth in a separate consulting agreement.

Mr. Jacobs

The Jacobs Employment Agreement provided for various termination events under which he would have been entitled to a severance payment equal to the annual salary due for remainder of the initial one-year term of the Jacobs Employment Agreement and acceleration of vesting of equity grants. Additionally, Mr. Jacobs’ entered into a director agreement that provides for various termination events under which the options granted pursuant to that agreement would remain exercisable for a period one year after termination.

Mr. Joldersma

The Joldersma Employment Agreement provided for various termination events under which he would be entitled to three month’s severance at a rate equal to his monthly salary amount. Subsequent to fiscal 2018, Mr. Joldersma and we entered into a Separation Agreement, dated October 5, 2020, pursuant to which we paid him severance of approximately $111,000.

Outstanding Equity Awards at 2018

The following table provides information concerning options to purchase shares of our common stock held by the named executive officers on December 31, 2018.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards							Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable		(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock that Have Not Vested (#)	(h) Market Value of Shares or Units of Stock that Have Not Vested ($) (3)
Joshua Jacobs	20,000	-		-		1.20	3/21/2027	-	-
Joshua Jacobs	60,000	-		-		1.70	5/21/2027	-	-
Joshua Jacobs	240,000	-		-		1.70	5/21/2027	-	-
Joshua Jacobs	75,000	-		125,000	(4)	1.90	5/22/2028	-	-
Joshua Jacobs	-	400,000	(1)	-		1.90	5/22/2028	-	-
Benjamin Joldersma	37,750	415,250	(2)	-		0.56	9/12/2028	-	-
James C. Heckman	187,500	2,062,500	(2)	-		0.56	9/12/2028	-	-
Joshua Jacobs	125,000	1,375,000	(3)	-		0.56	9/12/2028	-	-
James C. Heckman	-	-		-		-	-	909,935	436,769
Benjamin Joldersma	-	-		-		-	-	454,968	218,385

(1)	On May 3, 2019, 200,000 option awards vested with the remainder of option awards vesting monthly over the 12-month period beginning on June 23, 2019.
(2)	Starting January 1, 2019, the remaining option awards vest monthly over 33 months.
(3)	Starting January 1, 2019, the remaining option awards vest monthly on the first of each month over 7 months.
(4)	The unearned option awards vest in accordance with the vesting terms described above under the caption “Narrative Discussion of Summary Compensation Table of Named Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2018 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,000,000	$1.48	-
Equity compensation plans not approved by security holders	9,836,681	0.61	982,860
Total	12,836,681	$0.82	982,860

Plans Adopted by Stockholders – 2016 Stock Incentive Plan

On December 19, 2016, our Board approved the 2016 Stock Incentive Plan (the “2016 Plan”). On June 28, 2017, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2016 Plan to 3,000,000 shares of our common stock. Our stockholders approved the 2016 Plan, as amended, on December 13, 2017. On March 28, 2018, our Board approved an increase in the number of shares of our common stock authorized to be issued pursuant to the 2016 Plan from 3,000,000 shares to 5,000,000. This increase in authorized shares was not approved by our stockholders. On August 23, 2018, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2016 Plan from 5,000,000 shares to 10,000,000 shares. This increase in the number of authorized shares was approved by our stockholders on April 3, 2020.

The purpose of the 2016 Plan is to retain the services of our directors, employees, and consultants, align the interests of these individuals with the interests of our stockholders, and to serve as an aid and inducement in the hiring of new employees through awards of stock options, restricted stock awards, unrestricted stock awards, and performance stock awards (collectively, “Awards”).

Under the terms of the 2016 Plan, Awards to purchase up to 10,000,000 shares of our common stock may be granted to eligible participants. As of December 31, 2020, 1,857,103 of shares of our common stock remain available for issuance pursuant to the 2016 Plan. The 2016 Plan will terminate on December 19, 2026, unless previously terminated by our Board. The 2016 Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the 2016 Plan.

The 2016 Plan provides that, if and to the extent that the aggregate fair market value of the Shares with respect to which the incentive stock options (intended to qualify as such within the meaning of Section 422 of the Internal Revenue Code, the “Incentive Stock Options” are exercisable for the first time by the recipient during any calendar year (under all our plans and any of our subsidiaries’ plans) exceeds U.S. $100,000, such options will be treated as nonqualified stock options under the 2016 Plan. Options granted under the 2016 Plan become exercisable and expire as determined by our Board or committee, as applicable.

During fiscal 2018, we granted stock options exercisable for up to 8,187,750 shares of our common stock under the 2016 Plan at a per share exercise price ranging from $0.35 to $2.33, with a weighted an average exercise price of $0.84 per share. The stock options granted in fiscal 2018 have terms of ten years and generally vest over three years.

During fiscal 2017, we granted stock options exercisable for up to 2,101,500 shares of our common stock under the 2016 Plan at a per share exercise price ranging from $1.10 to $2.20, with a weighted an average exercise price of $1.36 per share. The stock options granted in fiscal 2018 have terms of ten years and generally vest over three years.

In connection with the Recapitalization, we assumed fully vested stock options exercisable for up to 175,000 shares of our common stock at an exercise price of $0.17 per share and an expiration date of May 15, 2019. Of these stock options, 125,000 were exercised in June 2018 on a cashless basis resulting in the issuance of 106,154 shares of our common stock.

Plans Adopted Without Approval of Security Holders

We operate and continue to develop an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel is operated by an invitation-only Channel Partner. On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, our Board approved the Channel Partner Warrant Program to be administered by management that authorized us to grant of the Channel Partner Warrants to purchase up to 2,000,000 shares of our common stock pursuant to the Channel Partner Warrant Program. The Channel Partner Warrant Program was intended to provide equity incentive to the Channel Partners to motivate and reward them for their services to us and to align the interests of the Channel Partners with those of our stockholders. The Channel Partner Warrants had certain performance conditions. Pursuant to the terms of the Channel Partner Warrants, we would notify the respective Channel Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Channel Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on our platform or the revenue generated during the period from the issuance date through a specified end date.

During fiscal 2018, we issued Channel Partner Warrants to 14 Channel Partners that were exercisable for up to 295,000 shares of our common stock, in the aggregate. The Channel Partner Warrants vest over three years, have a per share exercise price ranging from $1.32 to $2.25, with a weighted average price of $1.74, and expire five years from the issuance date. In addition to the three-year vesting condition, the warrants have performance conditions that determine how many shares of our common stock underlying the Channel Partner Warrants are earned. As of December 31, 2018, Channel Partner Warrants exercisable for up to 96,274 shares were earned and remained outstanding (after taking into consideration forfeitures), and 4,951 were vested and exercisable.

During fiscal 2016 and 2017, we issued Channel Partner Warrants to 81 Channel Partners that were exercisable for up 3,920,500 shares of our common stock, in the aggregate. The Channel Partner Warrants vest over three years, have a per share exercise price ranging from $0.95 to $2.20, with a weighted average price of $1.36, and expire five years from the issuance date. In addition to the three-year vesting condition, the warrants have performance conditions that determine how many shares of our common stock underlying the Channel Partner Warrants are earned. As of December 31, 2018, Channel Partner Warrants exercisable for up to 920,866 shares were earned and remained outstanding ( after taking into consideration forfeitures), and 314,993 shares were vested exercisable.

In the aggregate, as of December 31, 2018, Channel Partner Warrants exercisable for up to 1,017,140 shares of our common stock were earned and remained outstanding, of which 319,944 were vested and exercisable.

On March 10, 2019, our Board terminated the initial Channel Partner Warrant Program, and approved of the “second” Channel Partner Warrant Program, that authorized us to grant Channel Partner Warrants to purchase up to 5,000,000 shares of our common stock. Such Channel Partner Warrants were to be issued with the same terms as the first Channel Partner Warrant Program, except that the shares of our common stock underlying these Channel Partner Warrants are earned and vest over three years and have a five-year term.

On May 20, 2020, our Board terminated the second Channel Partner Warrant Program, and approved of the “third” Channel Partner Warrant Program, that authorized us to grant Channel Partner Warrants to purchase up to 5,000,000 shares of our common stock. Such Channel Partner Warrants granted under the third Channel Partner Warrant Program were to be issued with the same terms as the second Channel Partner Warrant Program, except that the Channel Partner Warrants are no longer subject to performance conditions.

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors, and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. During 2018, our Board granted Outside Options exercisable for up to 2,414,000 shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets.

Plans Approved by our Stockholders After Fiscal 2018 – 2019 Stock Incentive Plan

On April 4, 2019, our Board approved the 2019 Plan. On March 16, 2020, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2019 Plan to 85,000,000 shares of our common stock. Our stockholders approved the 2019 Plan, as amended, on April 3, 2020.

The purpose of the 2019 Plan is to retain the services of our directors, employees, and consultants and align the interests of these individuals with the interests of our stockholders through awards of stock options, restricted stock awards, unrestricted stock awards, and stock appreciation rights (collectively, “2019 Plan Awards”).

Under the terms of the 2019 Plan, 2019 Plan Awards to purchase up to 85,000,000 shares of our common stock may be granted to eligible participants. As of December 31, 2020, 3,407,416 of shares of our common stock remain available for issuance pursuant to the 2019 Plan. The 2019 Plan will terminate on April 4, 2029, unless previously terminated by our Board. The 2019 Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the 2019 Plan.

The 2019 Plan provides that the aggregate number of the shares subject to stock award granted under the 2019 Plan cannot exceed 48,364,018 shares of our common stock. Further, pursuant to the 2019 Plan, the aggregate number of shares of our common stock that may be issued pursuant to the exercise of Incentive Stock Options is 48,364,018 shares of our common stock.

The 2019 Plan also provides that, if and to the extent that the aggregate fair market value of the shares with respect to which Incentive Stock Options are exercisable for the first time by the recipient during any calendar year (under all our plans and any of our subsidiaries’ plans) exceeds U.S. $100,000, such options will be treated as nonqualified stock options under the 2019 Plan. Options granted under the 2019 Plan become exercisable and expire as determined by our Board or committee, as applicable.

Plans Not Approved by our Stockholders After Fiscal 2018 – Warrants

On June 14, 2019, our Board approved the grant of the Warrants to acquire up to 21,989,844 shares our common stock to ABG in connection with the Sports Illustrated Licensed Brands. The Warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants will vest in equal monthly increments over a period of two years beginning on the one-year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by us of the Sports Illustrated Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants will vest based on the achievement of certain performance goals for the Sports Illustrated Licensed Brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances we may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants will be vested; (4) all of the Warrants will automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of us; and (5) ABG will have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any of our future equity issuances (subject to customary exceptions).

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2020: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current directors (as of December 31, 2020) and our “named executive officers” (as determined as of December 31, 2018); and (iii) by all of our current directors and executive officers as a group (as of December 31, 2020).

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders
B. Riley FBR, Inc. (3)	32,858,214	18.61%
180 Degree Capital Corp. (4)	22,928,571	12.76%
Warlock Partners LLC (5)	20,714,286	11.79%
Athletes First Media LLC (6)	15,000,000	8.54%
Directors and Named Executive Officers
James C. Heckman (7)	8,010,758	4.46%
Benjamin Joldersma (8)	2,412,271	1.37%
Ross Levinsohn (9)	3,023,212	**
John Fichthorn (10)	1,986,473	**
Todd Sims (11)	642,858	**
Rinku Sen (12)	242,605	**
Peter Mills (13)	686,875	**
David Bailey (14)	215,898	**
Joshua Jacobs (15)	1,493,550	**
Total Executive Officers and Directors, as a group (12 persons)	12,617,818	7.13%

The above beneficial ownership table does not reflect the conversion of the 12% convertible debentures which occurred on December 31, 2020, given the shares were not issued as of December 31, 2020.

*	The address for each person listed above is 225 Liberty Street, 27th Floor, New York, New York 10281, unless otherwise indicated.
**	Less than 1.0%.
(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of December 31, 2020 pursuant to options, warrants, conversion privileges, or other rights.
(2)	Based on 175,597,695 shares of our common stock issued, outstanding and to be issued, plus the number of shares each person has the right to acquire within sixty (60) days of December 31, 2020.
(3)	Shares of our common stock beneficially owned consist of: (i) 31,983,214 shares of our common stock; and (ii) 875,000 shares of our common stock issuable upon the exercise of warrants. Shares of our common stock beneficially owned does not consist of: (i) 12,863,636 shares issuable upon conversion of 4,245 shares of our Series H Preferred Stock. Each share of our Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis; and (ii) 36,925,994 shares of Common Stock issuable upon conversion of 12% convertible debentures. Our Series H Preferred Stock and 12% convertible debentures are subject to a “conversion blocker” such that the holder cannot convert any portion of our Series H Preferred Stock or 12% convertible debentures that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(4)	Shares of our common stock beneficially owned consist of 18,928,571 shares. Shares of our common stock beneficially owned does not consist of 4,000,000 shares issuable upon conversion of 1,320 shares of our Series H Preferred Stock. Each share of our Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion blocker” such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(5)	Shares of our common stock beneficially owned consist 20,714,286 shares. Shares of our common stock beneficially owned does not consist of 4,000,000 shares of our common stock issuable upon conversion of 1,320 shares of our Series H Convertible Preferred Stock. Each share of our Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion blocker” such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(6)	Shares of our common stock beneficially owned consist of 15,000,000 shares.
(7)	Shares of our common stock beneficially owned consist of: (i) 4,094,708 shares of our common stock; (ii) 1,812,500 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan; (iii) 15,671 shares of our common stock issuable upon the exercise of vested options issued under the 2019 Plan; and (iv) 2,087,879 shares of our common stock issuable upon conversion of 689 shares of our Series H Preferred Stock. Each share of our Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion blocker” such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(8)	Shares of our common stock beneficially owned consist of: (i) 2,047,354 shares of our common stock; (ii) 364,917 shares of our common stock issuable upon the exercise of vested stock options issued under the 2016 Plan.
(9)	Shares of our common stock beneficially owned consist of: (i) 1,245,434 shares of our common stock; and (ii) 1,777,778 shares of our common stock issuable upon the exercise of vested options issued under the 2019 Plan.
(10)	Shares of our common stock beneficially owned consist of: (i) 535,715 shares of our common stock; (ii) 291,667 shares of our common stock issuable upon the vesting of restricted stock units; and (iii) 1,159,091 shares of our common stock issuable upon conversion of 12% convertible debentures.

(11)	Shares of our common stock beneficially owned consist of: (i) 392,858 shares of our common stock; and (ii) 250,000 shares of our common stock issuable upon conversion of 12% convertible debentures.
(12)	Shares of our common stock beneficially owned consist of: (i) 185,898 shares of our common stock; (ii) 457 shares of our common stock issuable upon the exercise of warrants; and (iii) 56,250 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan.
(13)	Shares of our common stock beneficially owned consist of: (i) 508,125 shares of our common stock; (ii) 78,750 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan; and (iii) 100,000 shares of our common stock issuable upon the conversion of 33 shares of Series H Preferred Stock. Each share of our Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion blocker” such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(14)	Shares of our common stock beneficially owned consist of: (i) 185,898 shares of our common stock; and (ii) 30,000 shares of common stock issuable upon the exercise of vested options issued under the 2016 Plan.
(15)	Shares of our common stock beneficially owned consist of: (i) 87,500 shares of our common stock; (ii) 1,315,141 shares of our common stock issuable upon the exercise of vested options under the 2016 Plan; and (iii) 90,909 shares of our common stock issuable upon conversion of 30 shares of Series H Preferred Stock. Each share of our Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion blocker” such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).

Series H Preferred Stock

The following table sets forth information regarding beneficial ownership of the Series H Preferred Stock as of December 31, 2020, (i) by each person who is known by us to beneficially own more than 5% of the Series H Preferred Stock; (ii) by our current directors (as of December 31, 2020) and our “named executive officers” (determined as of December 31, 2018); and (iii) by all of our current directors and executive officers as a group (as of December 31, 2020). The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 19,596 shares of our Series H Preferred Stock issued and outstanding as of December 31, 2020.

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Five Percent Stockholders:
Mark E. Strome	6,400	32.7%
B. Riley FBR, Inc.	4,245	21.7%
180 Degree Capital Corp.	1,320	6.7%
Warlock Partners LLC	1,320	6.7%
Directors and Named Executive Officers
James C. Heckman	689	3.5%
Benjamin Joldersma	-	-
Ross Levinsohn	-	-
John Fichthorn	-	-
Todd Sims	-	-
Rinku Sen	-	-
Peter Mills	33	** %
David Bailey	-	-
Joshua Jacobs	30	**
Total Executive Officers and Directors, as a group (12 persons)	66	** %

Series I Preferred Stock, Series J Preferred Stock, and Series K Preferred Stock

On December 18, 2020, we filed the Certificate of Amendment, which increased our authorized shares of common stock. All of the then-outstanding shares of Series I Preferred Stock, Series J Preferred Stock, and Series K Preferred Stock automatically converted into shares of our common stock. Accordingly, as of December 18, 2018, we no longer have any issued and outstanding shares of Series I Preferred Stock, Series J Preferred Stock, and Series K Preferred Stock

Item 13. Certain Relationships and Related Transactions, and Director Independence

Financing Transactions

On April 4, 2017, we completed a private placement of our common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, we paid $188,250 in cash and issued 162,000 shares of our common stock to MDB, which acted as placement agent. Christopher Marlett was one of our directors during fiscal 2017 and 2018 and serves as the Chief Executive Officer of MDB.

On October 19, 2017, we completed a private placement of our common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000. In connection with the offering, we issued 119,565 shares of our common stock and warrants exercisable for up to 119,565 shares of our common stock to MDB, which acted as the placement agent. Christopher Marlett was one of our directors during fiscal 2017 and 2018 and serves as the Chief Executive Officer of MDB.

On January 4, 2018, we completed a private placement of our common stock, selling 1,200,000 shares at $2.50 per share, for total gross proceeds of $3,000,000. In connection with the offering, MDB, which acted as placement agent, was entitled to 60,000 shares of our common stock and warrants exercisable for up 60,000 shares of our common stock. Christopher Marlett was one of our directors during fiscal 2017 and 2018 and serves as the Chief Executive Officer of MDB.

On June 15, 2018, we completed a private placement of our 10% OID convertible debentures in the aggregate amount of $4,775,000 to four investors. Included in the total was an investment of $3,000,000 by Strome, an affiliate of Mark Strome, who previously beneficially owned more than 10% of the shares our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, $1,000,000 by our then-Chief Executive Officer, James C. Heckman, and $25,000 by our then-President, Joshua Jacobs, totaling $4,025,000. Interest is payable on the 10% OID convertible debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the 10% OID convertible debentures are due and payable on June 30, 2019. Upon conversion on August 10, 2018, as described below, the investors received additional interest payments to provide the investor with a 20% annual internal rate of return, where Strome received $600,000, Mr. Heckman received $200,000, and Mr. Jacobs received $5,000.

On June 15, 2018, we also amended two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome, an affiliate of Mark Strome, who previously beneficially owned more than 10% of the shares our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, to eliminate a true-up provision contained in the original agreements entered into on March 30, 2018 under which we were committed to issue up to 1,700,000 shares of our common stock in certain circumstances. As consideration for such amendment, we issued a warrant to Strome to purchase 1,500,000 shares of our common stock, exercisable at an initial price of $1.19 per share for a period of 5 years.

On August 10, 2018, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we issued an aggregate of 19,400 shares of our Series H Preferred Stock at a stated value of $1,000, initially convertible into 58,785,606 shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, Strome, an affiliate of Mark Strome, who previously beneficially owned more than 10% of the shares our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, received 3,600 shares, James C. Heckman, our then-Chief Executive Officer, received 1,200 shares, and Joshua Jacobs, our then-President, received 30 shares upon conversion of the 10% OID convertible debentures. B. Riley FBR acted as placement agent for this Series H Preferred Stock financing, and was paid in cash $575,000, for its services as placement agent, and issued 669 shares (stated value of $1,000 per share) of Series H Preferred Stock. John A. Fichthorn, the Chairman of our Board, served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly-owned subsidiary of B. Riley.

On October 18, 2018, we entered into a securities purchase agreement with two accredited investors, B. Riley FBR, and an affiliated entity of B. Riley FBR, pursuant to which we issued to the investors the 10% OID convertible debentures resulting in net proceeds of $3,285,000. B. Riley FBR’s legal fees and expenses of $40,000 were netted from the proceeds received by them. We issued warrants to B. Riley FBR to purchase up to 875,000 shares of our common stock in connection with this securities purchase agreement. John A. Fichthorn, the Chairman of our Board, served as Head of B. Riley Alternatives, a division of B. Riley Capital, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On December 12, 2018, we converted the 10% OID convertible debentures to the 12% convertible debentures pursuant a securities purchase agreement with three accredited investors, for aggregate proceeds of $3,551,528, which included principal and interest of the 10% OID convertible debentures. Upon conversion, interest of $82,913 was recorded for the 10% OID convertible debentures held by B. Riley FBR. We received net proceeds from B. Riley FBR, BRC Partners Opportunity Fund, LP, an affiliated entity of B. Riley, and Dialectic Antithesis Partners, LP of $8,950,000. We paid B. Riley FBR cash of $540,000 as placement agent in the offering. B. Riley’s legal fees and expenses of $50,000 were netted from the proceeds received from them. The 12% convertible debentures are due and payable on December 31, 2020. The 12% convertible debentures are convertible, at the holder’s option, until December 31, 2020, at a conversion price of $0.33 per share. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. Our obligations under the 12% convertible debentures are secured by a security agreement, dated as of October 18, 2018, by and among us and each investor thereto. John A. Fichthorn, the Chairman of our Board, served as Head of Alternatives of Dialectic Antithesis Partners, LP. Mr. Fichthorn also served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates is also beneficially own more than 10% of our common stock.

On March 18, 2019, we completed a private placement of our 12% convertible debentures in the aggregate amount of $1,696,000 to three accredited investors. Included in the total was an investment of $1,500,000 by Strome II, an affiliate of Mark Strome, who previously beneficially owned more than 10% of the shares our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, $100,000 by John Fichthorn, our Chairman of our Board, and $96,000 by B. Riley FBR, Inc. We paid a placement agent fee of $96,000 to B. Riley FBR. The 12% convertible debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. Our obligations under the 12% convertible debentures are secured by a security agreement, dated as of October 18, 2018, by and among us and each investor thereto. John A. Fichthorn, the Chairman of our Board, served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On April 8, 2019, we entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of our Board, pursuant to which we issued a 12% convertible debenture in the aggregate principal amount of $100,000. The 12% convertible debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. Our obligations under the 12% convertible debentures are secured by a security agreement, dated as of October 18, 2018, by and among us and each investor thereto.

On June 10, 2019, we entered into a note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, pursuant to which we issued to the investor a 12% senior secured note, due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account BRF Finance’s placement fee of $1,000,000 and its legal fees and expenses, resulted in the receipt by us of net proceeds of $18,865,000. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On June 14, 2019, we entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated the note purchase agreement dated June 10, 2019 and the 12% senior secured note, due July 31, 2019, issued thereunder. In connection with the amended and restated 12% senior secured note, we paid BRF Finance $2,400,000 as placement agent and B. Riley FBR $3,500,000 as a success fee in the offering. John A. Fichthorn, the Chairman of our Board, served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. On August 27, 2019, we entered into a first amendment to the amended and restated note purchase agreement with BRF Finance, an affiliated entity of B. Riley, which amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to this first amendment, we received additional gross proceeds of $3,000,000, which after taking into account BRF Finance’s placement fee of $150,000 and its legal fees and expenses, resulted in us receiving net proceeds of $2,832,618. On February 27, 2020, we entered into a second amendment to the amended and restated note purchase agreement dated as of June 14, 2019 with BRF Finance, an affiliated entity of B. Riley, which further amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to the second amendment to the amended and restated note purchase agreement, BRF Finance issued a letter of credit in the amount of approximately $3,000,000 to our landlord for our lease of the premises located at 225 Liberty Street, 27th Floor, New York, New York 10281. On October 8, 2019, we issued the third amended and restated 12% senior secured note due June 14, 2022 in connection with a partial paydown of the second amended and restated 12% senior secured note due June 14, 2022. We also issued 5,000 shares of our Series J Preferred Stock to BRF Finance as a partial payment of approximately $4,800,000 of the outstanding balance. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On June 28, 2019, we entered into a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000. Of the shares of our Series I Preferred Stock issued, Ross Levinsohn, then the Chief Executive Officer of Sports Illustrated and currently our Chief Executive Officer, purchased 500 shares for $500,000. B. Riley FBR, acting as placement agent for our Series I Preferred Stock financing, was paid in cash $1,386,000 for its services and reimbursed for certain legal and other costs. John A. Fichthorn, the Chairman of our Board, served as Head of Alternative Investments for B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On October 7, 2019, we entered into a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 20,000 shares of our Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000. Of the shares of our Series J Preferred Stock issued, Luke E. Fichthorn III, an immediate family member of John A. Fichthorn, who served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly-owned subsidiary of B. Riley, purchased 100 shares, and B. Riley, or an affiliated entity, purchased 5,000 shares. B. Riley FBR, acting as placement agent for our Series J Preferred Stock financing, was paid in cash $525,240 for its services and reimbursed for certain legal and other costs. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On March 24, 2020, we entered into a second amended and restated note purchase agreement with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent and a purchaser, which further amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, we issued the Term Note, in the aggregate principal amount of $12,000,000 to the purchaser. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in kind in arrears on the last day of each fiscal quarter. On March 25, 2020, we drew down $6,913,865 under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of $793,109, and other legal fees and expenses of BRF Finance that we paid, we received net proceeds of approximately $6,000,000. Pursuant to Amendment 1 to the second amended and restated note purchase agreement, dated October 23, 2020, interest payable on the notes on September 30, 2020, December 31,2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts can be converted into shares of our common stock at the price we last sold shares of our common stock. In addition, $3,367,090, including $3,295,506 of principal amount of the Term Note and $71,585 of accrued interest, was converted into shares of our Series K Preferred Stock and the maturity date of the Term Note was changed from March 31, 2021 to March 31, 2022. John A. Fichthorn, the Chairman of our Board, served as Head of Alternative Investments for B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

Between August 14, 2020 and August 20, 2020, we entered into several securities purchase agreements for the sale of Series H Preferred Stock with certain accredited investors, including, among others, Strome and Strome Alpha Fund, L.P. (“Strome Alpha”), affiliates of Mark Strome, who previously beneficially owned more than 10% of the shares of our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, pursuant to which we issued an aggregate of 2,253 shares, at a stated value of $1,000 per share, initially convertible into 6,825,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $2,730,000 for working capital and general corporate purposes. B. Riley FBR, acting as a placement agent for these issuances, waived its fee for these services and was reimbursed for certain legal and other costs. John A. Fichthorn, the Chairman of our Board, served as Head of Alternative Investments for B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock. On October 28, 2020, we entered into a mutual rescission agreement with Strome and Strome Alpha, pursuant to which the stock purchase agreements entered into by Strome and Strome Alpha between August 14, 2020 and August 20, 2020 were rescinded and deemed null and void.

On September 4, 2020, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we issued an aggregate of 10,500 shares of our Series J Preferred Stock at a stated value of $1,000, initially convertible into shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $6,000,000. Of the shares of Series J Preferred Stock issued, B. Riley Securities, Inc., an affiliate of B. Riley, purchased 5,250 shares, and B&W Pension Trust, of which 180 Degree Capital Corp. is the Investment Adviser, purchased 5,250 shares. B. Riley FBR, acting as placement agent for these issuances, waived its fee for these services and was reimbursed for certain legal and other costs. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

Between October 23, 2020 and November 11, 2020, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. B. Riley FBR, acting as a placement agent for these issuances, was paid in cash $520,500 for its services and reimbursed for certain legal and other costs. John A. Fichthorn, the Chairman of our Board, served as Head of Alternative Investments for B. Riley Capital Management, a wholly-owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

Cramer Agreement

On August 7, 2019, in connection with TheStreet Merger, we entered into the Cramer Agreement with Mr. Cramer, pursuant to which Mr. Cramer and Cramer Digital agreed to provide the Cramer Services. In consideration for the Cramer Services, we pay Cramer Digital the Revenue Share. In addition, we pay Cramer Digital approximately $3,000,000 as an annualized guarantee payment in equal monthly draws, recoupable against the Revenue Share. We also issued two options to Cramer Digital pursuant to our 2019 Plan. The first option was to purchase up to two million shares of our common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of our common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and we agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the Trigger Date. The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date, and the 36-month anniversary of the Trigger Date.

In addition, we provide Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that we will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month.

Officer Promissory Notes

In May 2018, James C. Heckman, our then Chief Executive Officer, began advancing funds to us, which were used by us to ensure we met our minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which was approximately 2.72% as of December 31, 2018. As of December 31, 2018, the total principal amounts outstanding, including accrued interest of $12,574, was $680,399.

Director Independence

Our Board and Committees

As of December 31, 2018, our Board was composed of seven persons. We do not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, we are not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, our Board currently has three members that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act and Rule 5605 of The Nasdaq Stock Market Listing Rules. These directors are Mr. Peter B. Mills, Ms. Rinku Sen and Mr. David Bailey.

During September 2018, John A. Fichthorn joined our Board and during November 2018 he was elected as Chairman of our Board and Chairman of our Compensation Committee and Finance Committee. He was also appointed to our Disclosure Committee in June 2020. Until March of 2020, Mr. Fichthorn served as Head of Alternative Investments for B. Riley Capital Management, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. Mr. Fichthorn serves on our Board as a designee of the holders of our Series H Preferred Stock. As a result, Mr. Fichthorn was not independent during fiscal 2018, 2019, or 2020.

During September 2018, Todd D. Sims joined our Board and also serves on our Finance Committee and as Chairman of our Nomination Committee. Mr. Sims is also a member of the board of directors of B. Riley. Mr. Sims serves on our Board as a designee of B. Riley. Since August 2018, B. Riley FBR, an affiliate of B. Riley, has been instrumental in raising debt and equity capital for us to support our acquisitions of HubPages and Say Media and for refinancing and working capital purposes.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed and incurred to both us or our subsidiaries by our independent registered public accounting firm for the year ended December 31, 2018 for professional services by Marcum and for the year ended December 31, 2017 for professional services rendered by BDO, our former independent registered public accounting firm.

Category	2018 Marcum (1)	2017 BDO
Audit Fees	$1,158,047	$157,878
Audit-related Fees	-	-
All Other Fees	-	-
Tax Fees	37,624	-
	$1,195,671	$157,878

(1)	These fees were incurred during fiscal 2019 and 2020 in connection with the audit fees related to the audit for our year ended December 31, 2018 and review of our financial statements for certain of the fiscal 2018 interim periods, as well as tax fees for certain tax compliance services provided for fiscal 2018.

Audit Fees

We paid audit fees to Marcum of $1,158,047 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2018 and for review of our financial statements included in our 2018 quarterly reports on Form 10-Q for the second and third quarters of fiscal 2018 and paid audit fees to BDO of $157,878 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2017.

Audit-related Fees

Marcum and BDO did not provide any services not disclosed in the table above during fiscal 2018 and 2017, respectively. As a result, there were no audit-related fees billed or paid during fiscal 2018 and 2017.

All Other Fees

Marcum and BDO did not provide any services not disclosed in the table above during fiscal 2018 and 2017, respectively. As a result, there were no other fees billed or paid during fiscal 2018 and 2017.

Tax Fees

Marcum provided professional services for tax compliance for fiscal 2018 and was paid $37,624.

Pre-Approval Policies and Procedures

Our Audit Committee has considered the nature and amount of fees billed by our independent registered public accounting firms and believe that the provision of services for activities to the audit is in compliance with maintaining their respective independence.

All audit fees are approved by the Audit Committee of our Board. The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-related Fees,” “All Other Fees,” and “Tax Fees,” as applicable, were pre-approved by our Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulations.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Reports of Marcum LLP, and BDO USA, LLP Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Reference is made to the Financial Statements filed under Item 8, Part II of this Annual Report.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Current Report on Form 8-K filed on March 19, 2018.
2.2*	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Current Report on Form 8-K filed on June 4, 2018.
2.4*	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as an exhibit to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as an exhibit to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as an exhibit to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as an exhibit to our Current Report on Form 8-K filed on October 17, 2018.

2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the filed with the Secretary of State of the State of Delaware on December 2, 2016, which was filed as an exhibit to our Current Report on Form 8-K, filed on December 9, 2016.
3.3	Amended and Restated Bylaws, which was filed as an exhibit to our Current Report on Form 8-K filed on November 13, 2020.
3.4	Certificate of Designation of Preferences, Rights, and Limitations for Series G Convertible Preferred Stock, which was filed as an exhibit to our Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2018.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on July 3, 2019.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on October 10, 2019.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
3.9	Certificate of Amendment as filed with the Delaware Secretary of State on December 18, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2020.
4.1	Specimen Common Stock Certificate, which was filed as an exhibit to Registration Statement on Form SB-2 (Registration No. 333-48040) on October 17, 2000.
4.2	2016 Stock Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.3	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2018.
4.4	Form of 10% Convertible Debenture due June 30, 2019, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
4.5	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
4.6	Form of 10% Original Issue Discount Senior Secured Convertible Debenture due October 31, 2019, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
4.7	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
4.8	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2018.
4.9	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2019.
4.10	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 28, 2019.
4.11	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2010, which was filed as an exhibit to our Current Report on Form 8-K filed on April 12, 2019.
4.12	Voting Agreement, dated as of June 11, 2019, by and among 180 Degree Capital Corp., TheStreet SPV Series – a Series of 180 Degree Capital Management, LLC, the Company, and TST Acquisition Co., Inc, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
4.13	Form of Warrant for Channel Partners Program, which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.14*	Description of Securities.
4.15	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.

4.16*	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC.
4.17*	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC.
10.1	Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on April 10, 2017.
10.2	Registration Rights Agreement, which was filed as exhibit to our Current Report on Form 8-K, filed on April 10, 2017.
10.3+	Employment Agreement, dated November 4, 2016, by and between the Company and William C. Sornsin, Jr., which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.4+	Employment Agreement, dated November 4, 2016, by and between the Company and Benjamin C. Joldersma, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.5	Share Exchange Agreement, dated October 14, 2016, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.6	Amendment to the Share Exchange Agreement, dated November 4, 2016, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.7	Form of Registration Rights Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.8+	Employment Agreement, dated November 4, 2016, by and between the Company and James C. Heckman, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.9	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on January 5, 2018.
10.10	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on January 5, 2018.
10.11*	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein.
10.12*	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein.
10.13	Securities Purchase Agreement, dated as of June 6, 2018, by and between the Company and L2 Capital, LLC, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2018.
10.14	Promissory Note, issued as of June 6, 2018 by the Company in favor of L2 Capital, LLC, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2018.
10.15	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
10.16	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
10.17	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2018.
10.18	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2018.
10.19	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
10.20	Security Agreement, dated October 18, 2018, by and among the Company, Maven Coalition, Inc., HubPages, Inc., SM Acquisition Co., Inc., and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.

10.21	Subsidiary Guarantee, dated October 18, 2018, by Maven Coalition, Inc., HubPages, Inc., and SM Acquisition Co., Inc., in favor of each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
10.22	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2018.
10.23	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2018.
10.24	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2019.
10.25	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as exhibit to our Current Report on Form 8-K filed on March 22, 2019.
10.26	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on March 28, 2019.
10.27	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on March 28, 2019.
10.28	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on April 12, 2019.
10.29	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on April 12, 2019.
10.30	Note Purchase Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investors named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
10.31	Form of 12% Note due July 31, 2019, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
10.32	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
10.33	Amended and Restated Note Purchase Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2019.
10.34	Form of 12% Note due June 14, 2022, which was filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2019.
10.35	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2019.
10.36	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as an exhibit to our Current Report on Form 8-K filed on July 3, 2019.
10.37	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as an exhibit to our Current Report on Form 8-K filed on July 3, 2019.
10.38	First Amendment to Amended and Restated Note Purchase Agreement, dated August 27, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc. Say Media, Inc., TheStreet, Inc., f/k/a TST Acquisition Co., Inc., Maven Media Brands, LLC, and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on September 3, 2019.

10.39	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as an exhibit to our Current Report on Form 8-K filed on September 3, 2019.
10.40	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2019.
10.41	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2019.
10.42	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2020, by and among the Company, Maven Coalition, Inc., TheStreet, Inc. Maven Media Brands, LLC, the agent and the purchaser, which was filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2020.
10.43	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2020.
10.44	Form of Series H Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2020.
10.45	Form of Series J Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020.
10.46	Form of Series J Registration Rights Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020.
10.47	Form of Series K Securities Purchase Agreement by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
10.48	Form of Series K Registration Rights Agreement by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
10.49	Amendment No. 1 to Second Amended and Restated Note Purchase Agreement, dated October 23, 2020, among the Company, the guarantors from time to time party thereto, each of the purchasers named therein, and BRF Financial Co., LLC, in its capacity as agent for the purchasers, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
10.50*	Account Sale and Purchase Agreement, dated December 12, 2018, by and among Sallyport Commercial Finance, LLC, the Company, Maven Coalition, Inc., and HubPages, Inc.
10.51*	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc.
10.52*	Lease of a Condominium Unit, dated October 2, 2019, by and between 26 WSN, LLC and the Company.

10.53*	Standard Form of Condominium Apartment Lease, dated February 10, 2020, by and between Strawberry Holdings, Inc. and the Company.
10.54*	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company.
10.55*	Office Gross Lease, dated June 30, 2015, by and between RH 42Fourth, LLC and Say Media, Inc.
10.56*	Sublease Agreement, dated April 25, 2018, by and between Hodgson Meyers Communications, Inc. and Maven Coalition, Inc.
10.57*	Amendment to Lease Agreement, dated August 15, 2017, by and between Driggs, Bills and Day PLLC and The Maven Network Inc.
10.58*	Sublease Agreement, dated February 22, 2017, by and between Driggs Bills and Day PLLC and TheMaven Network, Inc.
10.59*	WeWork Membership Agreement, dated September 19, 2018, by and between WW 995 Market LLC and the Company.
10.60*	Amendment to Membership Agreement, dated October 27, 2020, by and between WW 995 Market LLC and the Company.
10.61*	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company.
10.62*+	Consulting Agreement, dated August 26, 2020, by and between Maven Coalition, Inc. and James C. Heckman, Jr.
10.63*+	Separation Agreement, effective as of September 2, 2020, by and between the Company and James C. Heckman, Jr.
10.64*+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan.
10.65*+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan.
10.66+	Executive Employment Agreement, dated May 17, 2017, by and between the Company and Joshua Jacobs, which was filed as an exhibit to our Current Report on Form 8-K on June 2, 2017.
10.67*+	Amended and Restated Executive Employment Agreement, dated January 1, 2018, by and between the Company and Joshua Jacobs.
10.68*	Note, dated April 6, 2020, issued by TheStreet, Inc. in favor of JPMorgan Chase Bank, N.A.
10.69*+	Director Agreement, effective January 1, 2020, by and between the Company and Joshua Jacobs.
10.70*+	Director Agreement – Strategic Financing Addendum, dated July 31, 2020, by and between the Company and Joshua Jacobs.
10.71*+	Independent Director Agreement, effective as of January 28, 2018, by and between the Company and David Bailey.

10.72*+	Executive Chairman Agreement, dated as of June 5, 2020, by and between the Company and John Fichthorn.
10.73*+	Independent Director Agreement, effective as of August 2018, by and between the Company and John Fichthorn.
10.74*+	Outside Director Compensation Policy, adopted on August 23, 2018.
10.75*+	Outside Director Compensation Policy, adopted on September 14, 2018.
10.76*	Business Development Services Agreement, effective as of October 1, 2018, by and between Baishali Sen and Maven Coalition, Inc.
10.77*	Business Development Services Agreement, effective as of June 2, 2017, by and between Baishali Sen and TheMaven Network, Inc.
10.78*+	Independent Director Agreement, effective as of November 3, 2017, by and between Rinku Sen and the Company.
10.79*+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims.
10.80*+	Confidential Separation Agreement and General Release of All Claims, dated October 5, 2020, by and between Benjamin Joldersma and the Company.
10.81*+	Amended and Restated Consulting Agreement, dated January 1, 2019, by and between Maven Coalition, and William C. Sornsin, Jr.
10.82*+	Executive Employment Agreement, dated January 16, 2020, by and between the Company and William C. Sornsin, Jr.
10.83*+	Consulting Agreement, dated September 1, 2018, by and between Maven Coalition, Inc. and William C. Sornsin, Jr.
10.84*+	Separation & Advisor Agreement, dated October 6, 2020, by and between the Company and William C. Sornsin, Jr.
10.85*+	Termination Letter, dated August 23, 2018, by and between Maven Coalition, Inc. and William C. Sornsin, Jr.
10.86*+	Executive Employment Agreement, dated May 1, 2019, by and between the Company and Douglas B. Smith.
10.87+	Executive Employment Agreement, dated March 20, 2017, by and between the Company and Martin Heimbigner, which was filed as an exhibit to our Current Report on Form 8-K on May 19, 2017.
10.88*+	Confidential Separation Agreement and General Release, dated September 6, 2019, by and between the company and Martin Heimbigner.
10.89*+	Executive Employment Agreement, dated September 16, 2019, by and between the Company and Ross Levinsohn.
10.90*+	Amended and Restated Executive Employment Agreement, dated May 1, 2020, by and between the Company and Ross Levinsohn.

10.91*+	Advisory Services Agreement, dated April 10, 2019, by and between the Company and Ross Levinsohn.
10.92*+	First Amendment to the 2016 Stock Incentive Plan.
10.93*+	Second Amendment to the 2016 Stock Incentive Plan.
10.94*+	Form of Restricted Equity Award – 2019 Equity Incentive Plan.
10.95*+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan.
10.96*+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith.
10.97*+	Stock Option Award Agreement, dated March 11, 2018, by and between the Company and Douglas B. Smith.
10.98*	Sublease Agreement, dated July 22, 1999, by and between TheStreet.com, Inc. and W12/14 Wall Acquisition Associates LLC.
10.99*	Third Lease Amendment Agreement, dated December 31, 2008, by and between CRP/Capstone 14W Property Owner, L.L.C. and TheStreet.com, Inc.
10.100*	Surrender Agreement, dated October 30, 2020, by and between Roza 14W LLC and TheStreet.com, Inc. and Maven Coalition, Inc.
10.101*	Promissory Note issued in favor of James Heckman, dated July 13, 2018.
10.102*	Promissory Note issued in favor of James Heckman, dated May 18, 2018.
10.103*	Promissory Note issued in favor of James Heckman, dated May 15, 2018.
10.104*	Promissory Note issued in favor of James Heckman, dated June 6, 2018.
10.105*	Transition Services Agreement - ABG, dated October 3, 2019, by and between Meredith Corporation and ABG-SI LLC.
10.106*	Assignment Agreement, dated October 3, 2019, by and among, the Company, ABG-SI LLC, Meredith Corporation, and TI Gotham Inc.
10.107*	Employee Leasing Agreement, dated October 3, 2019, by and between the Company and Meredith Corporation.
10.108*	Outsourcing Agreement, dated October 3, 2019, by and between the Company and Meredith Corporation.
10.109*	Transition Services Agreement – theMaven, dated October 3, 2019, by and between the Company and Meredith Corporation.
10.110*	Assignment and Assumption Agreement, dated October 3, 2019, by and among Meredith Corporation, TI Gotham Inc., and the Company.
14.1*	Code of Ethics.
21.1*	Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL*	Instance Document.
101.SCH XBRL*	Taxonomy Extension Schema Document.
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL*	Taxonomy Presentation Linkbase Document.

*	Filed Herewith
+	Employment Agreement

(b)	Exhibits. See Item 15(a) above.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheMaven, Inc.

Dated: January 8, 2021	By:	/s/ Ross Levinsohn
Ross Levinsohn Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas B. Smith
Douglas B. Smith Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ ROSS LEVINSOHN	Chief Executive Officer and Director
Ross Levinsohn	(Principal Executive Officer)
Date: January 8, 2021

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial and Accounting Officer)
Date: January 8, 2021

/s/ JOHN A. FICHTHORN	Executive Chairman and Director
John A. Fichthorn
Date: January 8, 2021

/s/ JOSHUA JACOBS	Director
Joshua Jacobs
Date: January 8, 2021

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: January 8, 2021

/s/ RINKU SEN	Director
Rinku Sen
Date: January 8, 2021

/s/ DAVID BAILEY	Director
David Bailey
Date: January 8, 2021

/s/ TODD D. SIMS	Director
Todd D. Sims
Date: January 8, 2021

TheMaven, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TheMaven, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TheMaven, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp
Marcum LLP

We have served as the Company’s auditor since 2019.

Los Angeles, CA
January 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TheMaven, Inc. and Subsidiaries

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TheMaven, Inc. and Subsidiary (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, LLP

We served as the Company’s auditor in 2017.

Seattle, Washington

May 15, 2018

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,406,596	$619,249
Restricted cash	120,693	3,000,000
Factor receivables	6,130,674	53,202
Contract fulfillment costs	17,056	14,147
Prepayments and other current assets	858,323	174,369
Total current assets	9,533,342	3,860,967
Property and equipment, net	68,830	54,670
Platform development, net	4,707,956	2,633,057
Intangible assets, net	15,403,758	20,000
Other long term assets	119,630	-
Goodwill	7,324,287	-
Total assets	$37,157,803	$6,568,694
Liabilities, mezzanine equity and stockholders’ (deficiency) equity
Current liabilities:
Accounts payable	$4,943,767	$162,308
Accrued expenses	2,382,047	150,136
Line of credit	1,048,194	-
Liquidated damages payable	3,647,598	-
Contract liabilities	396,407	31,437
Warrant derivative liabilities	1,364,235	-
Embedded derivative liabilities	7,387,000	72,563
Officer promissory notes, including accrued interest of $12,574	680,399	-
Total current liabilities	21,849,647	416,444
Investor demand payable	-	3,000,000
Contract liabilities, net of current portion	252,500	-
Deferred rent	46,335	-
Other long term liability	242,310	-
Convertible debt	7,270,939	-
Total liabilities	29,661,731	3,416,444
Commitments and contingencies (Note 23)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $168,496; Series G shares designated: 1,800; Series G shares issued and outstanding: 168.496; common shares issuable upon conversion: 188,791 and 98,698 shares at December 31, 2018 and 2017, respectively	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $19,399,250; Series H shares designated: 23,000; Series H shares issued and outstanding: 19,400; common shares issuable upon conversion: 58,787,879 shares at December 31, 2018	18,045,496	-
Total mezzanine equity	18,213,992	168,496
Stockholders’ (deficiency) equity:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 35,768,619 and 28,516,009 shares at December 31, 2018 and 2017, respectively	357,685	285,159
Common stock to be issued	51,272	-
Additional paid-in capital	23,413,077	11,170,666
Accumulated deficit	(34,539,954)	(8,472,071)
Total stockholders’ (deficiency) equity	(10,717,920)	2,983,754
Total liabilities, mezzanine equity and stockholders’ (deficiency) equity	$37,157,803	$6,568,694

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue	$5,700,199	$76,995
Cost of revenue	7,641,684	1,590,636
Gross loss	(1,941,485)	(1,513,641)
Operating expenses
Research and development	1,179,944	114,873
General and administrative	10,892,443	4,720,824
Total operating expenses	12,072,387	4,835,697
Loss from operations	(14,013,872)	(6,349,338)
Other (expense) income
Change in valuation of warrant derivative liabilities	964,124	-
Change in valuation of embedded derivative liabilities	(2,971,694)	64,614
True-up termination fee	(1,344,648)	-
Settlement of promissory notes receivable	(3,366,031)	-
Interest expense	(2,508,874)	-
Interest income	22,262	411
Liquidated damages	(2,940,654)	-
Other income	(129)	-
Total other (expense) income	(12,145,644)	65,025
Loss before income taxes	(26,159,516)	(6,284,313)
Benefit for income taxes	91,633	-
Net loss	(26,067,883)	(6,284,313)
Deemed dividend on Series H convertible preferred stock	(18,045,496)	-
Net loss attributable to common shareholders	$(44,113,379)	$(6,284,313)
Basic and diluted net loss per common share	$(1.69)	$(0.42)
Weighted average number of common shares outstanding – basic and diluted	26,128,796	14,919,232

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2018 and 2017

							Total
	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficiency)
Balance at January 1, 2017	22,047,531	$220,475	8,929	$9,375	$2,730,770	$(2,187,758)	$772,862
Issuance of common stock	8,929	89	(8,929)	(9,375)	9,286	-	-
Private placement of common stock	6,156,304	61,563	-	-	5,710,782	-	5,772,345
Common stock issued for investment banking fees	281,565	2,815	-	-	353,499	-	356,314
Common stock warrants issued for investment banking fees	-	-	-	-	126,286	-	126,286
Exercise of stock options	21,680	217	-	-	(217)	-	-
Stock based compensation	-	-	-	-	2,240,260	-	2,240,260
Net loss	-	-	-	-	-	(6,284,313)	(6,284,313)
Balance at December 31, 2017	28,516,009	285,159	-	-	11,170,666	(8,472,071)	2,983,754
Proceeds from private placement of common stock	1,700,000	17,000	-	-	4,233,000	-	4,250,000
Costs incurred in connection with private placement of common stock	-	-	60,000	600	(600)	-	-
Cashless exercise of common stock warrants	736,853	7,369	-	-	(7,369)	-	-
Cashless exercise of common stock options	106,154	1,061	-	-	(1,061)	-	-
Issuance of restricted stock awards in connection with merger of HubPages	2,399,997	24,000	-	-	(24,000)	-	-
Issuance of restricted stock awards to the board of directors	206,506	2,065	-	-	(2,065)	-	-
Forfeiture of restricted stock awards	(329,735)	(3,297)	-	-	3,297	-	-
Issuance of common stock in connection with merger of Say Media	432,835	4,328	5,067,167	50,672	1,870,001	-	1,925,001
Issuance of restricted stock awards in connection with merger of Say Media	2,000,000	20,000	-	-	(20,000)	-	-
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	18,045,496	-	18,045,496
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(18,045,496)	-	(18,045,496)
Stock based compensation	-	-	-	-	6,191,208	-	6,191,208
Net loss	-	-	-	-	-	(26,067,883)	(26,067,883)
Balance at December 31, 2018	35,768,619	$357,685	5,127,167	$51,272	$23,413,077	$(34,539,954)	$(10,717,920)

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(26,067,883)	$(6,284,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	28,857	12,469
Amortization of platform development and intangible assets	2,430,867	512,252
Loss on disposition of assets	94,875	-
Amortization of debt discounts	601,840	-
Change in valuation of warrant derivative liabilities	(964,124)	-
Change in valuation of embedded derivative liabilities	2,971,694	(64,614)
True-up termination fee	1,344,648	-
Settlement of promissory notes receivable	3,366,031	-
Loss on extinguishment of debt	1,350,337	-
Gain on extinguishment of embedded derivative liabilities	(1,096,860)	-
Write off unamortized debt discount upon extinguishment of debt	1,269,916	-
Accretion of original issue discount	69,596	-
Accrued interest	193,416	-
Liquidated damages	2,940,654	-
Stock based compensation	4,340,824	1,625,687
Deferred income taxes	(91,633)	-
Change in operating assets and liabilities net of effect of business combinations:
Factor receivables, net	(1,384,333)	(53,202)
Prepayments and other current assets	(424,373)	(52,783)
Contract fulfillment costs	(2,909)	(14,147)
Other long term assets	(22,992)	-
Accounts payable	1,629,094	7,947
Accrued expenses	(129,535)	84,875
Contract liabilities	104,134	31,437
Other liabilities	30,179	-
Net cash used in operating activities	(7,417,680)	(4,194,392)
Cash flows from investing activities
Purchases of property and equipment	(31,625)	(59,481)
Capitalized platform development	(2,156,015)	(1,980,118)
Payments of promissory notes receivable, net of advances for acquisition of business	(3,366,031)	-
Payments for acquisition of businesses, net of cash	(18,035,356)	-
Net cash used in investing activities	(23,589,027)	(2,039,599)
Cash flows from financing activities
Proceeds from issuance of Series H convertible preferred stock	12,474,704	-
Proceeds from investor demand payable	-	3,000,000
Proceeds from 8% promissory notes	1,000,000	-
Payment of 8% promissory notes	(1,372,320)	-
Proceeds from 10% convertible debentures	4,775,000	-
Proceeds from 10% original issue discount convertible debentures	3,285,000	-
Proceeds from 12% convertible debentures	8,950,000	-
Proceeds from private placement of common stock	1,250,000	6,254,946
Payment of issuance costs of Series H convertible preferred stock	(159,208)	-
Repayment of line of credit	(956,254)	-
Proceeds from officer promissory notes	1,009,447	-
Repayment of officer promissory notes	(341,622)	-
Net cash provided by financing activities	29,914,747	9,254,946
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,091,960)	3,020,955
Cash, cash equivalents, and restricted cash — beginning of year	3,619,249	598,294
Cash, cash equivalents, and restricted cash — end of year	$2,527,289	$3,619,249

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information
Cash paid for interest	$39,373	$-
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock based compensation to platform development	$1,850,384	$614,573
Discount on 8% promissory notes allocated to warrant derivative liabilities	600,986	-
Discount on 8% promissory notes allocated to embedded derivative liabilities	159,601	-
Discount on 10% convertible debentures allocated to embedded derivative liabilities	471,002	-
Discount on 10% original issue discount senior convertible debentures allocated to warrant derivative liabilities	382,725	-
Discount on 10% original issue discount senior convertible debentures allocated to embedded derivative liabilities	49,000	-
Discount on 12% senior convertible debentures allocated to embedded derivative liabilities	4,760,000	-
Liquidated damages recognized upon issuance of 12% senior convertible debentures	706,944	-
Aggregate exercise price of common stock options exercised on cashless basis	21,250	-
Aggregate exercise price of common stock warrants exercised on cashless basis	168,423	-
Reclassification of investor demand payable to stockholders’ equity	3,000,000	-
Fair value of common stock issued for private placement fees	150,000	-
Common stock issued for investment banking fees	-	356,314
Deemed dividend on Series H convertible preferred stock	18,045,496	-
Common stock warrants issued for investment banking fees	-	126,286
Assumption of liabilities in connection with merger of HubPages	851,114	-
Common stock issued in connection with merger of Say Media	1,925,001	-
Assumption of liabilities and debt in connection with merger of Say Media	7,629,705	-
Issuance of Series H convertible preferred stock for private placement fees	669,250	-

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

1. Organization and Basis of Presentation

Organization

TheMaven, Inc. (the “Maven” or “Company”), was incorporated in Nevada on July 22, 2016 (originally under the Amplify Media Network, Inc. (“Amplify”)). On October 11, 2016, the Company entered into a share exchange agreement with Integrated Surgical Systems, Inc. (“Integrated”), a Delaware corporation incorporated on October 1, 1990. On November 4, 2016, the parties consummated a recapitalization pursuant to the share exchange agreement where Amplify became a wholly-owned subsidiary of the Maven (formerly named Integrated) (as further described in Note 17). Integrated amended its certificate of incorporation to change its name to TheMaven, Inc. on December 2, 2016. Unless the context indicates otherwise, Maven, Maven Coalition, Inc., (“Coalition”), HubPages, Inc. (as described in Note 3) and Say Media, Inc. (as described in Note 3) are together hereinafter referred to as the “Company”).

Business Operations

The Company operates a technology platform empowering premium publishers who impact, inform, educate and entertain. The Maven technology platform provides digital publishing, distribution and monetization capabilities to its coalition of independent, professionally managed online media publishers (referred to as the “Channel Partner(s)” or the “Maven(s)”). Each Maven joins the coalition by invitation-only and is drawn from professional journalists, subject matter experts, group evangelists and social leaders. Mavens publish content and oversee an online community for their respective channels, leveraging a proprietary, socially driven, mobile-enabled, video-focused technology platform to engage niche audiences within a single network. Generally, Mavens are independently owned strategic partners who receive a share of revenue from the interaction with their content. When they join, Mavens benefit from the state-of-the-art technology of the Company’s platform, allowing them to dramatically upgrade performance. At the same time, advertising revenue is dramatically improved due to the scale the Company has achieved by combining all Mavens onto a single platform and the large and experienced sales organization. They also benefit from the Company’s membership marketing and management systems to further enhance their revenue. Additionally, the lead brand within each vertical creates a halo benefit for all Mavens in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also save substantially in costs of technology, infrastructure, advertising sales and member marketing and management.

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

Going Concern

The Company performed an annual reporting period going concern assessment. Management is required to assess the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company was unable to continue as a going concern.

The Company has had a history of recurring losses. The Company’s recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. In part, the operating loss realized in fiscal 2018 was primarily a result of investments in people, infrastructure for the technology platform, and the operations rapidly expanding during fiscal 2018 with the acquisitions of HubPages and Say Media, along with continued costs based on the strategic growth plans in other verticals.

As reflected in the consolidated financial statements, the Company had revenues of $5,700,199 through December 31, 2018, and has experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the year ended December 31, 2018, the Company incurred a net loss attributable to common stockholders of $44,113,379, utilized cash in operating activities of $7,417,680, and as of December 31, 2018, had an accumulated deficit of $34,539,954. The Company has financed its working capital requirements since inception through the issuance of debt and equity securities.

In 2020, the Company has also been impacted by the COVID-19 pandemic. Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of COVID-19. In addition, many governments and businesses have limited non-essential work activity, furloughed, and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment. As a result of these factors, the Company has experienced a decline in traffic, advertising revenue, and earnings since early March 2020, due to the cancellation of high attendance sports events and the resulting decrease in traffic to the technology platform and advertising revenue. The Company has implemented cost reduction measures in an effort to offset its revenue and earnings declines, while experiencing increased cash flows by growth in digital subscriptions. The extent of the impact on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which remain uncertain at the time of issuance of the consolidated financial statements.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of December 31, 2020.

Management’s assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. The factors that the Company considered important in its going concern analysis, include, but are not limited to, its fiscal 2021 cash flow forecast and its fiscal 2021 operating budget. Management also considered the Company’s ability to refinance or repay its convertible debt through future equity and the impact of the recently implemented cost reduction measures, that offset revenue and earnings declines from COVID-19 pandemic. These factors consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the issuance date of the consolidated financial statements, the funds necessary to maintain operations and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

In particular, the Company’s plan for the: (1) 2021 cash flow forecast, considered the use of our working capital line with FastPay (as described in Note 24) to fund changes in working capital, where it has available credit of approximately $8 million as of the issuance date of these consolidated financial statements, and that it does not anticipate the need for any further borrowings that are subject to the holders approval, from its 12% Amended Senior Secured Notes (as described in Note 24) where it may be permitted to borrow up to an additional $5 million; and (2) 2021 operating budget, considered that approximately sixty-five percent of the Company’s revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent in 2020 demonstrating the strength of its premium brand, and the plan to continue to grow its subscription revenue from the 2019 acquisition of TheStreet (as described in Note 24) and to launch premium digital subscriptions from its Sports Illustrated licensed brands (as described in Note 24), in January 2021.

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of December 31, 2020, and concluded that conditions and events considered in the aggregate, do not raise substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date.

Reclassifications

Certain comparative amounts as of and for the year ended December 31, 2017 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of Maven and its wholly-owned subsidiaries, Coalition, and HubPages, Inc. (“HubPages”) a new wholly-owned subsidiary formed on March 13, 2018 and Say Media, Inc. (“Say Media”) a new wholly-owned subsidiary formed on September 6, 2018 to facilitate the acquisition transactions described in Note 3. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currencies (U.K. pounds sterling and Canadian dollar), as it is the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currencies financial statements into U.S. dollars was immaterial for the year ended December 31, 2018, therefore, a foreign currency cumulative translation adjustment was not reported as a component of accumulated other comprehensive income (loss) and the unrealized foreign exchange gain or loss was omitted from the consolidated statements of cash flows. Foreign currency transaction gains and losses, if any, resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income, net on the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the selection of useful lives of property and equipment, intangible assets, capitalization of platform development and associated useful lives; assumptions used in accruals for potential liabilities; fair value of assets acquired and liabilities assumed in the business acquisitions, the fair value of the Company’s goodwill and the assessment of acquired goodwill, other intangible assets and long-lived assets for impairment; determination of the fair value of stock based compensation and valuation of derivatives liabilities; and the assumptions used to calculate contingent liabilities, and realization of deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results could differ from these estimates.

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

With the initial onset of COVID-19, the Company faced significant change in its advertisers buying behavior, where previous ad placements were canceled. The Company’s advertising revenue from Sports Illustrated was impacted as a result of sports authorities around the world making the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues through the balance of 2020. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels. As a result of the Company’s advertising revenue declining in early 2020, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause a significant impact in the near term, that depend on future developments, including the duration of COVID-19, future sport event advisories and restrictions, and the extent and effectiveness of containment actions taken.

Since August 2018, B. Riley FBR, Inc. (“B. Riley FBR”), a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services have included raising debt and equity capital to support: (i) the acquisitions of HubPages and Say Media (as described in Note 3); (ii) working capital financings with the sale of the 10% Convertible Debentures, 10% OID Convertible Debentures, and 12% Convertible Debentures (as described in Note 13); (iii) the Series H Preferred Stock financing (as described in Note 16); (iv) the sale of the 12% Senior Secured Notes and 12% Amended Senior Secured Notes (as described in Note 24); (v) subsequent acquisition of TheStreet, Inc. and licensing agreement with ABG-SI LLC (as described in Note 24); and (vi) subsequent equity capital for the sale of the Series H Preferred Stock, and sale of the Series I, J and K Preferred Stock (as described in Note 24).

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as the accounting standard for revenue recognition, which was effective as of January 1, 2017. Since the Company had not previously generated revenue from customers, the Company did not have to transition its accounting method from ASC 605, Revenue Recognition.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2018	2017
Revenue by product line:
Advertising	$5,614,953	$62,777
Membership subscriptions	85,246	14,218
Total	$5,700,199	$76,995
Revenue by geographical market:
United States	$5,700,199	$76,995
Other	-	-
Total	$5,700,199	$76,995
Revenue by timing of recognition:
At point in time	$5,614,953	$62,777
Over time	85,246	14,218
Total	$5,700,199	$76,995

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media network channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: channel partner guarantees and revenue share payments; amortization of developed technology and platform development; hosting and bandwidth and software license fees; stock based compensation related to Channel Partner Warrants (as described below); programmatic advertising platform costs; payroll and related expenses of related personnel; fees paid for data analytics and to other outside service providers, and stock based compensation of related personnel.

Contract Balances

The following table provides information about contract balances:

	As of December 31, 2018			As of December 31, 2017
	Advertising	Memberships	Total	Advertising	Memberships	Total
Factor receivables	$6,130,674	$-	$6,130,674	$52,348	$854	$53,202
Short-term contract assets (contract fulfillment costs)	-	17,056	17,056	-	14,147	14,147
Short-term contract liabilities	325,863	70,544	396,407	-	31,437	31,437
Long-term contract liabilities	252,500	-	252,500	-	-	-

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from membership subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Contract assets include contract fulfillment costs related to the revenue share to the Channel Partners, which are amortized to expense over the same period of the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue over time. The Company had no asset impairment charges related to contract assets during the years ended December 31, 2018 and 2017.

Cash, Cash Equivalents, and Restricted Cash

Cash, Cash Equivalents, and Restricted Cash – The Company maintains cash, cash equivalents, and restricted cash at a bank where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2018 and 2017, cash and cash equivalents consist primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. The following table reconciles total cash, cash equivalents, and restricted cash:

	As of December 31,
	2018	2017
Cash and cash equivalents	$2,406,596	$619,249
Restricted cash	120,693	3,000,000
Total cash, cash equivalents, and restricted cash	$2,527,289	$3,619,249

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

Concentrations

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

Revenue from significant customers as a percentage of the Company’s total revenue are as follows:

	Years Ended December 31,
	2018	2017
Customer 1	35.5%	-
Customer 2	14.8%	-

Significant accounts receivable balances as a percentage of the Company’s total accounts receivable are as follows:

	As of December 31,
	2018	2017
Customer 1	16.8%	-
Customer 2	-	-

Significant Vendors – Concentrations of risk with respect to third party vendors who provide products and services to the Company are limited and could impact profitability if the vendors fail to fulfill their obligations or if significant vendors were unable to renew existing contracts and the Company is not able to replace the related product or service at the same cost.

Significant accounts payable balances as a percentage of the Company’s total accounts payable are as follows:

	As of December 31,
	2018	2017
Vendor 1	29.4%	-
Vendor 2	11.5%	-

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

Platform Development

In accordance with authoritative guidance, the Company capitalizes platform development costs for internal use when planning and design efforts are successfully completed, and development is ready to commence. The Company places capitalized platform development assets into service and commences amortization when the applicable project or asset is substantially complete and ready for its intended use. Once placed into service, the Company capitalizes qualifying costs of specified upgrades or enhancements to capitalized platform development assets when the upgrade or enhancement will result in new or additional functionality.

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

Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded in cost of revenues on the consolidated statements of operations.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date. Goodwill is measured as the excess of consideration transferred and the net fair values of the assets acquired and the liabilities assumed at the date of acquisition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period, which may be up to one year from the acquisition date, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Additionally, the Company identifies acquisition-related contingent payments and determines their respective fair values as of the acquisition date, which are recorded as accrued liabilities on the consolidated balance sheets. Subsequent changes in fair value of contingent payments are recorded on the consolidated statements of operations. The Company expenses transaction costs related to the acquisition as incurred.

Intangible Assets

Intangibles with finite lives, consisting of developed technology and trade names, are amortized using the straight-line method over the estimated economic lives of the assets, which is five years. A finite lived intangible asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Trade name consists of trade names in affiliation with HubPages and Say Media. Intangibles with an indefinite useful life are not being amortized.

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

Deferred Financing Costs and Discounts on Debt Obligations

Deferred financing costs consist of cash and noncash consideration paid to lenders and third parties with respect to convertible debt financing transactions, including legal fees and placement agent fees. Such costs are deferred and amortized over the term of the related debt. Upon the settlement or conversion of convertible debt into common stock, the pro rata portion of any related unamortized deferred financing costs are charged to operations.

Additional consideration in the form of warrants and other derivative financial instruments issued to lenders is accounted for at fair value utilizing information determined by consultants with the Company’s independent valuation firm. The fair value of warrants and derivatives is recorded as a reduction to the carrying amount of the related debt and is being amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as a liability on the balance sheet. Upon the settlement or conversion of convertible debt into common stock, the pro rata portion of any related unamortized discount on debt is charged to operations.

Amortization of debt discount during the years ended December 31, 2018 and 2017, was $601,840 and none, respectively.

Liquidated Damages

Obligations with respect to Registration Rights Damages (as described below) and Public Information Failure Damages (as described below) (collectively the “Liquidated Damages” or in the context of subsequent events in Note 24 the “Liquidating Damages”) accounted for as contingent obligations when it is deemed probable the obligations would not be satisfied at the time a financing is completed, and are subsequently reviewed at each quarter-end reporting date thereafter. When such quarterly review indicates that it is probable that the Liquidated Damages will be incurred, the Company records an estimate of each such obligation at the balance sheet date based on the amount due of such obligation. The Company reviews and revises such estimates at each quarter-end date based on updated information.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs consist primarily of expenses incurred in the research and development of the Company’s technology platform in the preliminary project and post-implementation stages which include payroll and related expenses for personnel; costs incurred in developing conceptual formulation and determination of existence of needed technology; and stock based compensation of related personnel.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for executive, sales, and administrative personnel; professional services, including accounting, legal and insurance; depreciation of office equipment, computers, and furniture and fixtures; facilities costs; conferences; other general corporate expenses; and stock based compensation of related personnel. Cost associated with the Company’s advertising are expensed as incurred and included within general and administrative expenses. During the years ended December 31, 2018 and 2017, the Company incurred advertising costs of $25,285 and $1,743, respectively, which comprised print, and digital advertising.

Derivative Financial Instruments

The Company accounts for freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

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

At the date of exercise of any of the warrants, or the conversion of any convertible debt or preferred stock into common stock, the fair value of the related warrant liability and any embedded derivative liability is transferred to additional paid-in capital.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The carrying amount of the Company’s financial instruments comprising of cash, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments.

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 16) is reported as a mezzanine obligation between liabilities and stockholders’ equity. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock Based Compensation

The Company provides stock based compensation in the form of (a) restricted stock awards to employees and directors, (b) stock option grants to employees, directors and consultants, and (c) common stock warrants to Channel Partners (refer to Channel Partner Warrants below).

The Company accounts for restricted stock awards and stock option grants to employees, directors and consultants by measuring the cost of services received in exchange for the stock based payments as compensation expense in the Company’s consolidated financial statements. Restricted stock awards and stock option grants to employees which are time-vested are measured at fair value on the grant date and charged to operations ratably over the vesting period. Restricted stock awards and stock option grants to employees which are performance-vested are measured at fair value on the grant date and charged to operations when the performance condition is satisfied.

The Company accounts for stock based payments to certain directors and consultants and its Channel Partners by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The fair value of restricted stock awards which are time-vested is determined using the quoted market price of the Company’s common stock at the grant date. The fair value of restricted stock awards which provide for performance-vesting and a true-up provision (as described in Note 17) is determined through consultants with the Company’s independent valuation firm using the binomial pricing model at the grant date. The fair value of stock options granted and Channel Partner warrants granted as stock based payments are determined utilizing the Black-Scholes option-pricing model which is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock and is evaluated based upon market comparisons. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company classifies stock based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss carryforwards and temporary differences between financial statement bases of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in the income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment date of such rate change. A valuation allowance is recorded for loss carryforwards and other deferred tax assets when it is determined that it is more likely than not that such loss carryforwards and deferred tax assets will not be realized.

The Company follows accounting guidance that sets forth a threshold for financial statement recognition, measurement, and disclosure of a tax position taken or expected to be taken on a tax return. Such guidance requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on technical merits of the position.

Income (Loss) per Common Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock is considered outstanding but is included in the computation of basic income (loss) per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. Contingently issuable shares are included in basic income (loss) per common share only when there are no circumstance under which those shares would not be issued. Diluted income per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of common stock, from its calculation of net income (loss) per common share, as their effect would have been anti-dilutive.

	As of December 31,
	2018	2017
Series G Preferred Stock	188,791	98,698
Series H Preferred Stock	58,787,879	-
Indemnity shares of common stock	825,000	-
Unvested and forfeitable restricted stock awards	6,309,876	6,979,596
Financing Warrants	3,949,018	1,289,172
Channel Partner Warrants	1,017,141	1,303,832
Common stock options:
2016 Plan	9,405,541	2,176,637
Outside Options	2,414,000
Total	82,897,246	11,847,935

Adoption of Sequencing Policy

Under authoritative guidance, the Company adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy. Information with respect to the issuance of dilutive and potentially dilutive instruments and authorized share increase subsequent to the date of these consolidated financial statements are provided in Note 24 under the heading Sequencing Policy.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. The Company began recognition of revenue from contracts with customers as a result of the launch of its network operations during the quarter beginning July 1, 2017; the Company had not previously generated revenues from customers prior to that date. The Company adopted the provisions of ASU 2014-09 in the quarter beginning July 1, 2017 using the modified retrospective approach, which requires that the Company apply the new guidance to all new contracts initiated on or after January 1, 2017. As the Company did not have any contracts which had remaining obligations as of the January 1, 2017 effective date, the Company was not required to record an adjustment to the opening balance of its retained earnings (accumulated deficit) account on such date. Under this method, the Company is not required to restate comparative periods in its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 addresses diversity in practice due to a lack of guidance on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 does not define restricted cash and does not require any change in practice for what an entity reports as restricted cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flows statement. ASU 2016-18 requires an entity to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Further, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows, either in narrative or tabular format, and should be provided on the face of the cash flows statement or in the notes to the financial statements. The Company adopted the provisions of ASU 2016-18 in the quarter beginning January 1, 2018 which did not have a material impact on the statements of cash flows.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 has subsequently been amended and modified by ASU 2018-10, 2018-11 and 2018-20. ASU 2016-02 (including the subsequent amendments and modifications) is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2019. The Company is in the final stages of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new guidance. Based on the most recent assessment of existing leases, the adoption of Topic 842 will not result in a cumulative effect adjustment as of January 1, 2019 to retained earnings. Management is continuing to assess the values of the right-of-use assets and lease liabilities that will be included on the consolidated balance sheet as of January 1, 2019. Management does not expect the adoption of Topic 842 to have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. The Company will adopt ASU 2016-13 as of the reporting period beginning January 1, 2020. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminates the qualitative assessment requirements for a reporting unit with zero or negative carrying value. Prospective adoption is required and the Company will adopt ASU 2017-04 as of the reporting period beginning January 1, 2020. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt the provisions of ASU 2017-11 in the quarter beginning January 1, 2019. The Company has not completed its analysis of the impact that the adoption of ASU 2017-11 will have on the Company’s financial statement presentation or disclosures subsequent to adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Accordingly, the Company intends to adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The Company has completed its analysis of the impact that the adoption of ASU 2018-07 and it will not result in a cumulative effect adjustment upon adoption.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted EPS computation for these instruments. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. The Company will adopt ASU 2020-06 as of the reporting period beginning January 1, 2021. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20 – Receivables – Nonrefundable Fees and Other Costs, which clarifies that a reporting entity should assess whether a callable debt security purchased at a premium is within the scope of ASC 310-20-35-33 each reporting period, which impacts the amortization period for nonrefundable fees and other costs. The Company will adopt ASU 2020-08 as of the reporting period beginning January 1, 2021. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Acquisitions

The Company uses the acquisition method of accounting which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Maven is the accounting acquirer and HubPages and Say Media merged with Maven’s wholly owned subsidiary HPAC and SMAC (as further described below), respectively. The consolidated financial statements of Maven for the period prior to the mergers are considered to be the historical financial statements of the Company.

HubPages, Inc.

On March 13, 2018, the Company and HubPages, together with HP Acquisition Co, Inc. (“HPAC”), a wholly-owned subsidiary of the Company incorporated in Delaware on March 13, 2018 in order to facilitate the acquisition of HubPages by the Company, entered into an Agreement and Plan of Merger, as amended (the “HubPages Merger Agreement”), pursuant to which HPAC would merge with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of the Company (the “HubPages Merger”). On June 1, 2018, the parties to the Merger Agreement entered into an amendment (the “Amendment”), pursuant to which the parties agreed, among other things, that on or before June 15, 2018 the Company would (i) pay directly to counsel for HubPages the legal fees and expenses incurred by HubPages in connection with the transactions contemplated by the Merger Agreement as of the date of such payment (the “Counsel Payment”); and (ii) deposit into escrow the sum of (x) $5,000,000 minus (y) the amount of the Counsel Payment. On June 15, 2018, the Company made the requisite payment of $5,000,000 under the HubPages Merger Agreement.

On August 23, 2018, the Company acquired all the outstanding shares of HubPages, a Delaware corporation, for total cash consideration of $10,569,904, pursuant to the HubPages Merger. The results of operation of the acquired business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. The Company acquired HubPages to enhance the user’s experience by increasing content. HubPages is a digital media company that operates a network of 27 premium content channels that act as an open community for writers, explorers, knowledge seekers and conversation starters to connect in an interactive and informative online space. HubPages operates in the United States.

The Company paid cash consideration of $10,000,000 to the stockholders and holders of vested options of HubPages, including a $5,000,000 deposit paid on June 15, 2018, as well as additional cash consideration of $569,904, which consists of legal fees and costs incurred by HubPages, for total cash consideration of $10,569,904. The Company also issued a total of 2,399,997 shares of the Company’s common stock, subject to vesting and a true-up provision (as described in Note 17), to certain key personnel of HubPages who agreed to continue their employment with HubPages subsequent to the closing of the transaction. The shares issued are for post combination services (see Note 17).

The Company incurred $218,981 in transaction costs related to the acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. The acquisition related expenses were recorded in general and administrative expenses on the consolidated statements of operations.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$1,537,308
Current assets	50,788
Accounts receivable and unbilled receivables	1,033,080
Other assets	25,812
Developed technology	6,740,000
Trade name	268,000
Goodwill	1,857,663
Current liabilities	(851,114)
Deferred tax liability	(91,633)
Net assets acquired	$10,569,904

The Company funded the closing of the HubPages Merger from the net proceeds from the Series H Preferred Stock financing (as described in Note 16).

The fair value of the intangible assets was determined as follows: developed technology was determined under the income approach; and trade name was determined by employing the relief from royalty approach. The useful life for the intangible assets is five years (5.0 years).

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

Say Media, Inc.

On October 12, 2018, the Company, Say Media, a Delaware corporation, SM Acquisition Co., Inc. (“SMAC”), a Delaware corporation, which is a wholly-owned subsidiary of the Company incorporated on September 6, 2018 to facilitate a merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders, entered into an Agreement and Plan of Merger, which were amended October 17, 2018, (the “Say Media Merger Agreements”), pursuant to which SMAC will merge with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly-owned subsidiary of the Company (the “Say Media Merger”).

On December 12, 2018, the Company acquired all the outstanding shares of Say Media, for total consideration of $12,257,022, pursuant to the Say Media Merger Agreements. The results of operation of the acquired business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. The Company acquired Say Media to enhance the user’s experience by increasing content. Say Media is a digital media company that enables brand advertisers to engage today’s social media consumer through rich advertising experiences across its network of web properties. Its corporate headquarters is located in San Francisco, California. Say Media operates in the United States and has subsidiaries located in the United Kingdom, Canada, and Australia.

In connection with the consummation of the Say Media Merger, total cash consideration of $9,537,397 was paid, including the following: (1) $6,703,653 to a creditor of Say Media; (2) $250,000 transaction bonus to a designated employee of Say Media; (3) $2,078,498 advanced prior to the closing for the execution payments in connection with the acquisition (certain promissory notes treated as advance against purchase price, see Note 19); and (4) $505,246 for legal fees ($450,000 was advanced for acquisition related legal fees of Say Media paid on August 27, 2018 (certain amount of the promissory notes treated as advance against purchase price, see Note 19) and additional cash consideration of $55,246 was paid at the closing for acquisition related legal fees incurred). Pursuant to the Say Media Merger Agreements, the Company issued a total of 432,835 shares of its common stock as of December 31, 2018 (total common shares to be issued of 5,500,002 at the common stock trading price at the acquisition date of $0.35, refer to Note 17 for additional information) to the former holders of Say Media’s preferred stock. The Company also issued a total of 2,000,000 restricted stock awards, subsequent to the acquisition, to acquire shares of the Company’s common stock to key personnel for continuing services with Say Media, subject to vesting, and repurchase rights under certain circumstances (see Note 17). The shares issued are for post combination services. The composition of the purchase price is as follows:

Cash	$9,537,397
Issued shares of common stock	1,636,251
Indemnity shares of common stock	288,750
Net settlement of preexisting relationship	552,314
Noncompete agreement	242,310
Total purchase consideration	$12,257,022

In connection with the Say Media Merger Agreements, the Company entered into a noncompete agreement with a certain former executive, whereby the Company will be obligated to pay such executive $416,378 at the end on the restrictive non-competition period of 2 years. The Company recorded the fair value of the noncompete agreement of $242,310 at the date of the Say Media Merger classified as other long term liability on the consolidated balance sheets. The noncompete agreement is collateralized by a note receivable from the certain former executive (as further described below).

The Company incurred $479,289 in transaction costs related to the acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. The acquisition related expenses were recorded in general and administrative expense on the consolidated statements of operations.

The Company funded the closing of the Say Media Merger from the net proceeds from the 10% OID Convertible Debenture and 12% Convertible Debenture financings (as described in Note 16).

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$534,637
Accounts receivable and unbilled receivables	4,624,455
Prepaid expenses	172,648
Note receivable	41,638
Fixed assets	11,392
Other assets	65,333
Developed technology	8,010,000
Trade name	480,000
Noncompete agreement	480,000
Goodwill	5,466,624
Accounts payable	(3,618,112)
Accrued expenses	(1,470,749)
Contract liabilities	(513,336)
Other liabilities	(2,027,508)
Net assets acquired	$12,257,022

In connection with the Say Media Merger, the Company acquired a note receivable dated May 29, 2015 of $416,378 from a certain former executive, bearing interest of 1.53% compounded annually and due May 29, 2024, whereby the Company agreed to deem all amounts due under the note following the restrictive non-competition period of 2 years as paid providing the certain former executive does not violate the noncompete agreement. The Company recorded the fair value of the note receivable of $41,638 at the date of the Say Media Merger within other long term assets on the consolidated balance sheets.

The fair value of the intangible assets was determined as follows: developed technology was determined under the income approach; tradename was determined by employing the relief from royalty approach; and noncompete was determined under the with and without approach. The weighted-average useful life for the intangible assets is four and three quarter years (4.75 years).

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

Supplemental Pro forma Information

The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in the consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2017:

	Revenue	Net Income (Loss)
Acquired entities only from acquisition date until December 31, 2018:
HubPages	$2,996,700	$471,640
Say Media	1,398,690	75,661
Total acquired entities only from acquisition date until December 31, 2018	$4,395,390	$547,301
Combined entity supplemental pro forma from January 1, 2018 to December 31, 2018 (unaudited):
HubPages	$7,537,166	$951,836
Say Media	15,210,464	3,365,989
Maven	1,304,809	(26,615,184)
Adjustments	(1,376,478)	(5,774,681)
Total supplemental pro forma from January 1, 2018 to December 31, 2018	$22,675,961	$(28,072,040)
Combined entity supplemental pro forma from January 1, 2017 to December 31, 2017 (unaudited):
HubPages	$4,904,759	$575,963
Say Media	12,608,398	20,829,482
Maven	76,995	(6,284,313)
Adjustments	-	(8,344,013)
Total supplemental pro forma from January 1, 2017 to December 31, 2017	$17,590,152	$6,777,119

The following summarizes earnings per common share of the combined entity had the date of the acquisitions been January 1, 2017:

	Supplemental Pro Forma from January 1, 2018 to December 31, 2018 (unaudited)	Supplemental Pro Forma from January 1, 2017 to December 31, 2017 (unaudited)
Net income (loss)	$(28,072,040)	$6,777,119
Net income (loss) per common share – basic and diluted	$(0.81)	$0.33
Weighted average number of common shares outstanding – basic and diluted	34,444,608	20,849,067

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of the Company’s 2017 reporting period.

For the annual period ended December 31, 2018 supplemental pro forma net income (loss) were adjusted for the HubPages Merger to exclude $218,981 of acquisition-related costs and the income tax benefit of $91,633. The supplemental pro forma net income (loss) for the annual periods ended December 31, 2018 and December 31, 2017 were adjusted for the vesting of restricted stocks awards to HubPages employees in connection with the HubPages Merger of $511,108 and $687,528, respectively, and the amortization of the acquired assets of $678,916 and $998,264, respectively.

For the annual period ended December 31, 2018 supplemental pro forma net income (loss) were adjusted for the Say Media Merger to exclude $479,289 of acquisition-related costs, $2,371,124 for the net settlement of preexisting relationship and certain execution payments, and $258,485 loss on the change in fair value of embedded derivatives. The supplemental pro forma net income (loss) for the annual periods ended December 31, 2018 and December 31, 2017 were adjusted for the vesting of restricted stocks awards to Say Media employees in connection with the Say Media Merger of $184,763 and $196,140, respectively, and the amortization of the acquired assets of $385,731 and $798,204, respectively, and interest expense of $2,508,161 and $4,965,607, respectively.

4. Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2018	2017
General prepaid expenses	$637,281	$174,369
Prepaid software license	85,936	-
Security deposits	25,812	-
Prepaid rent and other	109,294	-
	$858,323	$174,369

5. Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2018	2017
Office equipment and computers	$86,040	$46,309
Furniture and fixtures	22,419	21,220
	108,459	67,529
Less accumulated depreciation and amortization	(39,629)	(12,859)
Net property and equipment	$68,830	$54,670

Depreciation expense for the years ended December 31, 2018 and 2017 was $28,857 and $12,469, respectively. Depreciation expense is included in research and development expenses and general and administrative expenses, as appropriate, on the consolidated statements of operations.

6. Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2018	2017
Platform development	$6,833,900	$3,145,308
Less accumulated amortization	(2,125,944)	(512,251)
Net platform development	$4,707,956	$2,633,057

A summary of platform development activity for the year ended December 31, 2018 is as follows:

Platform development at January 1, 2018	$3,145,308
Costs capitalized during the period:
Payroll-based costs	2,156,015
Stock based compensation	1,850,384
Dispositions	(317,807)
Platform development at December 31, 2018	$6,833,900

During the year ended December 31, 2017, the Company capitalized $2,594,691 of platform development, of which $614,573 represented stock based compensation.

Amortization expense for the platform development for the years ended December 31, 2018 and 2017, was $1,836,625 and $512,252, respectively. Amortization expense for platform development is included in cost of revenues on the consolidated statements of operations.

7. Intangible Assets

Intangible assets subject to amortization consisted of the following:

	As of December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$14,750,000	$(558,423)	$14,191,577
Noncompete agreement	480,000	(12,000)	468,000
Trade name	748,000	(23,819)	724,181
Subtotal amortizable intangible assets	15,978,000	(594,242)	15,383,758
Website domain name	20,000	-	20,000
Total intangible assets	$15,998,000	$(594,242)	$15,403,758

As of December 31, 2017, the Company had an intangible asset of $20,000 which consisted of the website domain name.

Intangible assets subject to amortization were recorded as part of the Company’s business acquisition of HubPages and Say Media for the developed technology, noncompete agreement, and trade name. The website domain name has an infinite life and is not being amortized. Amortization expense for the year ended December 31, 2018 was $594,242. No impairment charges have been recorded during the year ended December 31, 2018.

As of December 31, 2018, estimated total amortization expense for the next five years related to the Company’s intangible assets subject to amortization is as follows:

December 31,
2019	$3,339,600
2020	3,327,600
2021	3,099,600
2022	3,099,600
2023	2,517,358
$15,383,758

8. Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2018 is as follows:

Goodwill at January 1, 2018	$-
Goodwill acquired in acquisition of HubPages	1,857,663
Goodwill acquired in acquisition of Say Media	5,466,624
Goodwill at December 31, 2018	$7,324,287

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill. For the year ended December 31, 2018, there is no change in goodwill and no impairment. The impairment evaluation process includes, amongst other things, making assumptions about variables, such as revenue growth, including long-term growth rates, profitability and discount rates.

9. Accrued Expenses

Accrued expenses are summarized as follows:

	As of December 31,
	2018	2017
General accrued expenses	$451,530	$150,136
Accrued payroll and related taxes	584,550	-
Accrued publisher expenses	644,299	-
Customer rebate	489,466	-
Other accrued expenses	212,202	-
Total accrued expenses	$2,382,047	$150,136

10. Line of Credit

During November 2018, the Company entered a factoring note agreement with a finance company to increase working capital through accounts receivable factoring for twelve months, with renewal options for an additional twelve months, with a $3,500,000 maximum facility limit. As of December 31, 2018, $1,048,194 was outstanding under the note. The facility provides for maximum borrowing up to 85% of the eligible accounts receivable (the “Advance Rate”) and the Company may adjust the amount advances up or down at any time. The note is subject to a minimum monthly sales shortfall fee in the event the monthly sales volume is below $1,000,000. The note bears interest at the prime rate plus 4.00% (the “Interest Rate”) (9.50% as of December 31, 2018) and provides for a floor rate of 5.00% with a default rate of 3.00% plus the Interest Rate. In addition, the note provides for an initial factoring fee of 0.415% with an annual per day fee of $950. The factoring note was repaid and terminated subsequent to December 31, 2018 (see Note 24).

11. Liquidated Damages Payable

As of December 31, 2018, the Company recorded $3,647,598 as Liquidated Damages on its consolidated balance sheets.

The components of the Liquidated Damages consist of the following:

Registration Rights Damages – On September 28, 2018, the Company determined that the registration statement covering the Series H Preferred Stock would not be probable of being declared effective within the requisite time frame, therefore, the Company would be liable for the maximum Liquidated Damages in connection with the Series H Preferred Stock issuance, with any related interest provisions (see Note 16).

Public Information Failure Damages – On September 28, 2018, the Company determined that the public information requirements in connection with the Series H Preferred Stock (as further described below) would not be probable of being satisfied within the requisite time frame, therefore, the Company would be liable for the maximum Liquidated Damages in connection with the Series H Preferred Stock issuance, with any related interest provisions. On December 12, 2018, the Company determined that the public information requirements in connection with the 12% Convertible Debentures (as further described below) would not be probable of being satisfied within the requisite time frame, therefore, the Company would be liable for a portion Liquidated Damages in connection with the 12% Convertible Debentures, with any related interest provisions (see Note 16).

Information with respect to the Liquidated Damages recognized in the consolidated statements of operations is provided in Note 20, and for amounts contingently liable in Note 23, with any subsequent event information in Note 24.

12. Fair Value Measurements

The Company’s financial instruments consist of Level 1 and Level 3 assets as of December 31, 2018. As of December 31, 2018, the Company’s cash and cash equivalents of $2,406,596, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

The Company accounts for certain warrants and the embedded conversion features of the 8% Promissory Notes and 10% Convertible Debentures (both as described in Note 13) as derivative liabilities, which requires that the Company carry such amount in its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

The Company determined, due to their greater complexity, prior to the reset provision (as described in Note 13), the fair value of the L2 Warrants (as described in Note 17) and the embedded conversion feature with respect to the 8% Promissory Notes, as of the date of repayment, and 10% Convertible Debentures, as of the date of conversion, using appropriate valuation models derived through consultations with the Company’s independent valuation firm. The Company determined the fair value of the Strome Warrants (as described in Note 17) utilizing the Black-Scholes valuation model as further described below. After the reset provision, the Company determined the fair value of the L2 Warrants utilizing the Black-Scholes valuation model as further described below since such valuation model meets the fair value measurement objective based on the substantive characteristics of the instrument. These warrants and the embedded conversion features are classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants, notes and debentures, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility. These inputs are summarized as follows:

L2 Warrants – Valuation model: Black-Scholes option-pricing; expected life: 4.44 years; risk-free interest rate: 2.49%; volatility factor: 124.40%; dividend rate: 0.0%; transaction date closing market price: $0.48; exercise price: $0.50.

Strome Warrants – Valuation model: Black-Scholes option-pricing; expected life: 4.45 years; risk-free interest rate: 2.49%; volatility factor: 124.22%; dividend rate: 0.0%; transaction date closing market price: $0.48; exercise price: $0.50.

B. Riley Warrants – Valuation model: Black-Scholes option-pricing; expected life: 6.80 years; risk-free interest rate: 2.59%; volatility factor: 121.65%; dividend rate: 0.0%; transaction date closing market price: $0.48; exercise price: $1.00.

The following table represents the carrying amount, valuation and roll-forward of activity for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy for the year ended December 31, 2018:

	L2 Warrants	Strome Warrants	B. Riley Warrants	Total Warrant Derivative Liabilities
Carrying amount at January 1, 2018	$-	$-	$-	$-
Issuance of warrants on June 11, 2018	312,837	-	-	312,837
Issuance of warrants on June 15, 2018	288,149	1,344,648	-	1,632,797
Issuance of warrants on October 18, 2018	-	-	382,725	382,725
Change in valuation of warrant derivative liabilities	(182,772)	(756,677)	(24,675)	(964,124)
Carrying amount at December 31, 2018	$418,214	$587,971	$358,050	$1,364,235

For the year ended December 31, 2018, the change in valuation of warrant derivative liabilities as described in the above table of $964,124 was recognized within other income on the consolidated statements of operations. The L2 Warrants were fully exercised on a cashless basis subsequent to December 31, 2018 (see Note 24).

The Company did not have any warrant derivative liabilities as of December 31, 2017.

The following table represents the carrying amount, valuation and a roll-forward of activity for the conversion option features, buy-in features, and default remedy features, as deemed appropriate for each instrument (collectively the embedded derivative liabilities), with respect to the 8% Promissory Notes, 10% Convertible Debentures, 10% OID Convertible Debentures, 12% Convertible Debentures (refer to Note 15 for each instrument), and Series G Preferred Stock (as described in Note 16) accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy for the year ended December 31, 2018:

	8% Promissory Notes	10% Convertible Debentures	10% OID Convertible Debentures	12% Convertible Debentures	Series G Preferred Stock	Total Embedded Derivative Liabilities
Carrying amount at December 31, 2017	$-	$-	$-	$-	$72,563	$72,563
Recognition of embedded derivative liabilities (conversion option feature) on June 11, 2018	78,432	-	-	-	-	78,432
Recognition of embedded derivative liabilities (conversion option feature) on June 15, 2018	81,169	471,002	-	-	-	552,171
Recognition of embedded derivative liabilities (buy-in features and default remedy feature) on October 18, 2018	-	-	49,000	-	-	49,000
Recognition of embedded derivative liabilities (conversion option feature, buy-in feature, and default remedy feature) on December 12, 2018	-	-	-	4,760,000	-	4,760,000
Gain on extinguishment of embedded derivative liabilities upon extinguishment of host instrument	(29,860)	(1,042,000)	(25,000)	-	-	(1,096,860)
Change in valuation of embedded derivative liabilities	(129,741)	570,998	(24,000)	2,627,000	(72,563)	2,971,694
Carrying amount at December 31, 2018	$-	$-	$-	$7,387,000	$-	$7,387,000

For the year ended December 31, 2018, the change in valuation of embedded derivative liabilities as described in the above table of $2,971,694 was recognized as other expense on the consolidated statements of operations. For the year ended December 31, 2017, the change in valuation of embedded derivative liabilities for the embedded conversion feature for the Series G Preferred Stock of $64,614 was recognized as other income on the consolidated statements of operations.

In addition, the fair value requirement at each period-end for the Series G Preferred Stock embedded conversion feature was no longer required for the year ended December 31, 2018 since it is not considered a derivative liability, therefore, the carrying amount of $72,563 as of December 31, 2017 was recognized as other income of $72,563 during the year ended December 31, 2018 on the consolidated statements of operations.

13. Officer Promissory Notes

In May 2018, the Company’s Chief Executive Officer began advancing funds to the Company in order to meet its minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which was approximately 2.34% at December 31, 2018. As of December 31, 2018, the total principal amount of advances outstanding of $680,399, includes accrued interest of $12,574 (see Note 15).

14. Investor Demand Payable

As of December 31, 2017, the investor demand payable represents funds received on January 4, 2018, pursuant to a private placement of the Company’s common stock sold for total gross proceeds of $3,000,000. The cash was received prior to December 31, 2017 and was classified as restricted cash on the December 31, 2017 balance sheet and then subsequently reclassified to cash in January 2018 upon completion of the private placement (see Note 17).

15. Convertible Debt

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

The warrants included a reset provision which provided that the number of shares issuable under the warrants shall increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche (see Note 17).

The Company accounted for the warrants and embedded conversion features of the promissory notes as derivative liabilities, as the Company was required to adjust downward (a reset provision) the exercise price of the warrants (floor price of $0.50 per share) and the conversion price of the promissory note under certain circumstances, which required the Company carry such amounts in its consolidated balance sheets as liabilities at fair value, as adjusted at each period-end. Upon issuance, the Company recognized derivative liabilities of $760,587 ($600,986 for the warrants and $159,601 for the embedded conversion feature). The Company also incurred an additional debt issuance cost of $15,000.The embedded derivative liabilities and debt issuance costs were treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2018, the Company recognized a gain of $29,860 upon extinguishment of debt for the embedded conversion feature derivative liabilities and a change in fair value of $129,741 immediately before the extinguishment (see Note 12).

On September 6, 2018, the Company repaid the 8% Promissory Notes. The total amount borrowed was $1,015,000, and under the terms of the loan agreement the Company repaid $1,372,320 to satisfy the debt obligation resulting in a loss on extinguishment of debt which is presented in interest expense on the consolidated statements of operations.

Information with respect to debt components and interest expense related to the 8% Promissory Notes is provided below under the heading of Convertible Debt and Debt Components and Interest Expense.

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

Upon issuance, the Company accounted for an embedded conversion feature of the 10% Convertible Debentures as a derivative liability totaling $471,002, as the Company was required to adjust downward the conversion price of the debt under certain circumstances, which required that the Company carry such amount in its consolidated balance sheet as a liability at fair value, as adjusted at each period-end. The embedded derivative liability was treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2018, the Company recognized a gain of $1,042,000 upon extinguishment of debt for the embedded conversion feature derivative liabilities and a change in fair value of $570,998 immediately before the extinguishment (see Note 12).

On August 10, 2018, the 10% Convertible Debentures with an aggregate principal amount of $4,775,000 plus obligations of $955,000 were converted into 5,730 shares of Series H Preferred Stock resulting in a loss on extinguishment of debt upon conversion which is presented in interest expense on the consolidated statements of operations.

Information with respect to debt components and interest expense related to the 10% Convertible Debentures is provided below under the heading of Convertible Debt and Debt Components and Interest Expense.

10% Original Issue Discount Convertible Debentures

On October 18, 2018, the Company entered into a securities purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which the Company issued to the investors 10% original issue discount senior secured convertible debentures (the “10% OID Convertible Debentures” or referred to as the 10% original issue discount debentures) in the aggregate principal amount of $3,500,000, which, after taking into account the 5% original issue discount, and legal fees and expenses of the investors, resulted in the Company receiving net proceeds of $3,285,000. The Company issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock in connection with this securities purchase agreement. The debt proceeds were bifurcated between the debt and warrants with the warrants accounted for as a derivative liability (see Note 17). The debentures were due and payable on October 31, 2019. Interest accrued on the debentures at the rate of 10% per annum, payable on the earlier of conversion, redemption, or October 31, 2019.

The debentures were convertible into shares of the Company’s common stock at the option of the investor at any time prior to October 31, 2019, at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and were subject to certain redemption rights by the Company. Further, the agreement provided a buy-in and default remedy feature (which were similar to the features described below for the 12% Convertible Debentures) which were both bifurcated from the debt instrument as an embedded derivative liability as referenced in the table Convertible Debt and Debt Components below.

Upon issuance, the Company accounted for the embedded buy-in and default remedy features of the 10% OID Convertible Debentures as a derivative liability totaling $49,000. The Company also incurred an additional debt issuance cost of $40,000. The embedded derivative liabilities and debt issuance costs were treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2018, the Company recognized a gain of $25,000 upon extinguishment of debt for the embedded derivative liabilities and a change in fair value of $24,000 immediately before the extinguishment (see Note 12).

On December 12, 2018, there was a roll-over of the 10% OID Convertible Debentures into the 12% Convertible Debentures (as further described below) resulting in a loss on extinguishment of debt upon the roll-over which is presented in interest expense on the consolidated statements of operations.

Information with respect to debt components and interest expense related to the 10% Original Issue Discount Convertible Debentures is provided below under the heading of Convertible Debt and Debt Components and Interest Expense.

12% Convertible Debentures

On December 12, 2018, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company issued to the investors 12% senior secured subordinated convertible debentures (the “12% Convertible Debentures” or as referred to as the 12% convertible debentures) in the aggregate principal amount of $13,091,528, which includes (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% OID Convertible Debentures issued to two of the investors on October 18, 2018, and (ii) a placement fee, payable in cash, of $540,000 to the Company’s placement agent, B. Riley FBR, in the offering. After taking into account legal fees and expenses of the investors, the Company received net proceeds of $8,950,000. The 12% Convertible Debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto.

Subject to the Company receiving shareholder approval to increase its authorized shares of common stock, principal on the 12% Convertible Debentures are convertible into shares of common stock, at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. If the Company does not perform certain of its obligations in a timely manner, it must pay Liquidated Damages (as further described below) to the investors (see Note 20 and 23).

Upon issuance of the 12% Convertible Debentures, the Company recognized the following embedded derivative liabilities that were bifurcated from the note instruments:

●	Conversion option – (1) At any time after the original issue date until the note is no longer outstanding, the note shall be convertible, in whole or in part, into shares of common stock at the option of the holder at a conversion price of $0.33 per share (or 39,671,296 shares), and (2) at any time and from time to time subject to: (i) an issuance limitations, which limits the holders conversion of the note into shares of common stock in excess of 566,398, proportional to the holders convertible shares to the total convertible shares under the note, until the Company has an authorized share increase (as further described in Note 2 and 24 under the heading Sequencing Policy), and (ii) a beneficial ownership limitations, which prevents conversion if the common stock shares held by the holder exceeds 4.99% of the common stock outstanding (subject to increase by the holder to 9.99%)).

●	Buy-in feature – (1) The debt is puttable for a certain buy-in amount where it gives the holder the right, if the Company fails for any reason to deliver to the holder the conversion shares, to a cash settlement for the difference between the cost of the Company’s common stock in the open market and the conversion price; and (2) the put is contingent if the Company fails to deliver conversion shares pursuant to a buy-in event.

●	Default remedy feature – (1) The debt is puttable in the event of default where it gives the holder the right to repayment, in cash, the greater of (i) the outstanding principal amount due divided by the then conversion price times the daily volume weighted average price of the common stock; or (ii) the outstanding principal debt amount, plus unpaid but accrued interest and other amounts owing in the notes; and (2) the put is contingent upon a Change of Control (as described below) or Fundamental Transaction (as described below).

Change in Control – Change in Control, in general, means: (a) an acquisition in excess of 50% of the voting securities of the Company; (b) the Company merges into or consolidates whereby the Company stockholders own less than 50% of the aggregate voting power after the transaction; (c) the Company sells or transfers all or substantially all of its assets to whereby the Company stockholders own less than 50% of the aggregate voting power after the transaction; (d) a replacement at one time or within a three year period of more than one-half of the Directors which is not approved by a majority of those individuals who are members of the Directors on the original issue date, subject to certain conditions; or (e) the execution by the Company of an agreement for any of the events set forth in clauses (a) through (d) above.

Fundamental Transaction – Fundamental Transaction, in general, means: (a) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation; (b) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions; (c) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which the Company common stock holders are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the Company’s outstanding common stock; (d) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Company’s common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (e) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination whereby such transaction results in an acquisition of more than 50% of the outstanding shares of the Company’s common stock, subject to certain other conditions. Further, if a Fundamental Transaction occurs, the holders shall have the right to their conversion shares as if the beneficial ownership limitation or the issuance limitation was not in place, subject to certain terms as addition consideration.

As long as any portion of the 12% Convertible Debentures remain outstanding, unless investors holding at least 51% in principal amount of the then outstanding 12% Convertible Debentures otherwise agree, the Company shall not, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness.

Upon issuance, the Company accounted for the embedded conversion option feature, buy-in feature, and default remedy feature as embedded derivative liabilities totaling $4,760,000, which requires the Company carry such amount in its consolidated balance sheet as a liability at fair value, as adjusted at each period-end. The Company also incurred an additional debt issuance cost of $590,000. The embedded derivative liabilities and debt issuance cost were treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2018, the Company recognized amortization of debt discount of $135,533 and a change in fair value of the embedded derivative liabilities $2,627,000 (see Note 12).

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the investors. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the common stock issuable on the conversion of the Series H Preferred Stock have been registered pursuant to a registration statement under a certain registration rights agreement, dated as of August 9, 2018. The registration rights agreements provide for Registration Rights Damages (presented within liquidated damages payable on the consolidated balance sheets) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the 12% Convertible Debentures, then the Company will be obligated to pay Public Information Failure Damages (presented as liquidated damages payable on the consolidated balance sheets) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

The Company recognized a portion of the Public Information Failure Damages pursuant to the securities purchase agreements in connection with the 12% Convertible Debentures at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (see Note 11 and 20).

Information with respect to debt components and interest expense related to the 12% Convertible Debentures is provided below under the heading Convertible Debt and Debt Components and Interest Expense and financings subsequent to the date of these consolidated financial statements are provided in Note 24 under the heading 12% Convertible Debentures).

Convertible Debt and Debt Components

Convertible debt and the related debt components for the year ended December 31, 2018 are summarized as follows:

	8% Promissory Notes	10% Convertible Debentures	10% OID Convertible Debentures	12% Convertible Debentures	Total Convertible Debt and Debt Components
Principal amount of debt	$1,126,112	$4,775,000	$3,500,000	$9,540,000	$18,941,112
Less: original issue discount	(111,112)	-	(175,000)	-	(286,112)
Less: issuance costs	(15,000)	-	(40,000)	(590,000)	(645,000)
Net cash proceeds received	$1,000,000	$4,775,000	$3,285,000	$8,950,000	$18,010,000
Principal amount of debt (excluding original issue discount)	$1,015,000	$4,775,000	$3,325,000	$9,540,000	$18,655,000
Add: conversion of debt from 10% OID Convertible Debentures	-	-	-	3,551,528	3,551,528
Add: accrued interest	20,986	69,920	28,009	82,913	201,828
Principal amount of debt including accrued interest	1,035,986	4,844,920	3,353,009	13,174,441	22,408,356
Debt discount:
Allocated warrant derivative liabilities for B. Riley Warrants	-	-	(382,725)	-	(382,725)
Allocated warrant derivative liabilities for L2 Warrants	(600,986)	-	-	-	(600,986)
Allocated embedded derivative liabilities	(159,601)	(471,002)	(49,000)	(4,760,000)	(5,439,603)
Liquidated Damages recognized upon issuance				(706,944)	(706,944)
Issuance costs	(15,000)	-	(40,000)	(590,000)	(645,000)
Subtotal debt discount	(775,587)	(471,002)	(471,725)	(6,056,944)	(7,775,258)
Less: amortization of debt discount	315,309	64,452	68,637	153,442	601,840
Less: write off unamortized debt discount upon extinguishment of debt	460,278	406,550	403,088	-	1,269,916
Unamortized debt discount	-	-	-	(5,903,502)	(5,903,502)
Debt components:
Accretion of original issue discount	44,133	-	25,463	-	69,596
Loss on extinguishment of debt	292,201	885,080	173,056	-	1,350,337
Conversion of debt to 12% Convertible Debentures	-	-	(3,551,528)	-	(3,551,528)
Conversion of debt to Series H Preferred Stock	-	(5,730,000)	-	-	(5,730,000)
Repayment of convertible debt	(1,372,320)	-	-	-	(1,372,320)
Total debt components	(1,035,986)	(4,844,920)	(3,353,009)	-	(9,233,915)
Carrying amount at December 31, 2018	$-	$-	$-	$7,270,939	$7,270,939

The Company did not have any convertible debt for the year ended December 31, 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 is summarized as follows:

	8% Promissory Notes	10% Convertible Debentures	10% OID Convertible Debentures	12% Convertible Debentures	Total Interest Expense
Accretion of original issue discount	$44,133	$-	$25,463	$-	$69,596
Amortization of debt discount	315,309	64,452	68,637	153,442	601,840
Loss on extinguishment of debt	292,201	885,080	173,056	-	1,350,337
Gain on extinguishment of embedded derivative liabilities upon extinguishment of host instrument	(29,860)	(1,042,000)	(25,000)	-	(1,096,860)
Write off unamortized debt discount upon extinguishment of debt	460,278	406,550	403,088	-	1,269,916
Accrued interest	-	69,920	28,009	82,913	180,842
Cash interest paid	20,986	-	-	-	20,986
	$1,103,047	$384,002	$673,253	$236,355	2,396,657
Accrued interest on Officer Promissory Notes					12,574
Other interest					99,643
Total					$2,508,874

The Company did not have any interest expense for the year ended December 31, 2017.

16. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of 10,270 authorized shares originally designated as series A through E with designations subsequently eliminated, 2,000 authorized shares designated as “Series F Convertible Preferred Stock,” none of which are outstanding, 1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168.496 shares are outstanding as of December 31, 2018, and 23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 19,400 shares are outstanding as of December 31, 2018.

Series G Preferred Stock

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

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, the holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their 168.496 shares at the liquidation value of $1,000 per share, or an aggregate amount of $168,496. The sale of all the assets of the Company on June 28, 2007 triggered the redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it was redeemable preferred stock and is classified on the consolidated balance sheets as a mezzanine obligation between liabilities and stockholders’ equity.

Series H Preferred Stock

On August 10, 2018, the Company closed on a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued an aggregate of 19,400 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 58,785,606 shares of the Company’s common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share (the “Conversion Price”), for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, 5,730 shares were issued upon conversion of an aggregate principal amount of $4,775,000, plus prepayment obligations of $955,000 (totaling $5,730,000), of the 10% Convertible Debentures issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to Heckman Maven Fund L.P. (affiliated with James C. Heckman, the Company’s then Chief Executive Officer), and 30 shares of Series H Preferred Shares issued to Joshua Jacobs, the Company’s then President.

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

The terms of Series H Preferred Stock and the number of shares of common stock issuable is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock shall vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions. In addition, if at any time prior to the nine month anniversary of the closing date, the Company sells or grants any option or right to purchase or issues any shares of common stock, or securities convertible into shares of common stock, with net proceeds in excess of $1,000,000 in the aggregate, entitling any person to acquire shares of common stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price shall be reduced to equal the Base Conversion Price. All the shares of Series H Preferred Stock shall automatically convert into shares of common stock on the fifth anniversary of the closing date at the then Conversion Price.

The shares of Series H Preferred Stock are subject to limitations on conversion into shares of the Company’s common stock until the date an amendment to the Company’s certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full (further details are provided subsequent to the date of these consolidated financial statements in Note 24 under the heading Sequencing Policy).

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

Pursuant to the registration rights agreement entered into on August 10, 2018 in connection with the Securities Purchase Agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the holders. The Company committed to file the registration statement by no later than 75 days after the closing date and to cause the registration statement to become effective, in general, by no later than 120 days after the closing date (or, in the event of a full review by the staff of the Securities and Exchange Commission (“SEC”), 150 days following the closing date). The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages upon the occurrence of certain events, on each monthly anniversary, payable within 7 days of such event, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The Company recognized Liquidated Damages of $1,404,464 during the year ended December 31, 2018, with respect to its registration rights agreement (see Note 11 and 20).

The Securities Purchase Agreement included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the Public Information Failure Payments requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of the closing of the Series H Preferred Stock, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The Company recognized $1,404,463 of Liquidated Damages during the year ended December 31, 2018, with respect to its public information requirements (see Note 11 and 20).

During the year ended December 31, 2018, in connection with the 19,400 Series H Preferred Stock issuance, the Company recorded a beneficial conversion feature in the amount of $18,045,496 for the underlying common shares since the nondetachable conversion feature was in-the-money (the Conversion Price of $0.33 was lower than the Company’s common stock trading price of $0.86) at the issuance date. The beneficial conversion feature was recognized as a deemed dividend.

The following table represents the components of the Series H Preferred Stock, stated value of $1,000 per share, for the year ended December 31, 2018:

	Shares	Total Series H Preferred Stock Components
Issuance of Series H Preferred Stock on August 10, 2018	19,400	$19,399,250
Less: shares issued to B. Riley FBR as placement fee	(670)	(669,250)
Less: shares issued for conversion of principal of 10% Convertible Debentures	(4,775)	(4,775,000)
Less: shares issued to 10% Convertible Debenture holders for additional payment of 20% annual internal rate of return	(955)	(955,000)
Net issuance of Series H Preferred Stock	13,000	13,000,000
Payments made to B. Riley FBR from proceeds:
Less: placement fee		(500,000)
Less: legal fees and other costs		(25,296)
Total payments made from proceeds		(525,296)
Net cash proceeds from issuance of Series H Preferred Stock		$12,474,704
Issuance of Series H Preferred Stock		$19,399,250
Less issuance costs:
Shares issued to B. Riley FBR as placement fee		(669,250)
Total payments made from proceeds		(525,296)
Legal and other costs paid in cash		(159,208)
Total issuance costs		(1,353,754)
Beneficial conversion feature on Series H Preferred Stock		$18,045,496

Further information with respect to Series H Preferred Stock is provided in Note 24

Series I Preferred Stock

Information with respect to Series I Preferred Stock is provided in Note 24.

Series J Preferred Stock

Information with respect to Series J Preferred Stock is provided in Note 24.

Series K Preferred Stock

Information with respect to Series K Preferred Stock is provided in Note 24.

17. Stockholders’ Equity

Recapitalization

On October 11, 2016, Integrated and Amplify executed a share exchange agreement, as amended, that provided for each outstanding common share of Amplify to be converted into 4.13607 common shares of Integrated (the “Exchange Ratio”), and for each outstanding warrant and stock option to purchase shares of Amplify common stock be cancelled in exchange for a warrant or stock option to purchase shares of Integrated common stock based on the Exchange Ratio (the “Recapitalization”).

On November 4, 2016, the consummation of the Recapitalization became effective and pursuant to the Recapitalization, Integrated: (1) issued to the shareholders of Amplify an aggregate of 12,517,152 shares of Integrated common stock; and (2) issued to MDB Capital Group, LLC (“MDB”) as an advisory fee, warrants to purchase 1,169,607 shares of Integrated common stock. Existing Integrated stock options to purchase 175,000 shares of Integrated common stock were assumed pursuant to the Recapitalization.

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share (further details subsequent to the date of these consolidated financial statements are provided in Note 24 under the heading Sequencing Policy).

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the private placement, the Company paid $188,250 and issued 162,000 shares of common stock to MDB, which acted as placement agent. The transaction costs including and noncash expenses, have been recorded as a reduction in additional paid-in capital. The shares issued through this private placement have registration rights, and a registration statement was filed within approximately forty-five days of the offering completion date.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,734,205. In connection with the private placement, the Company issued 119,565 shares of common stock and 119,565 warrants to purchase shares of the Company’s common stock to MDB, which acted as placement agent, with a fair value of $126,286. The transaction costs, including any noncash expenses, have been recorded as a reduction in additional paid-in capital. The shares issued through this offering have registration rights, and a registration statement was filed within approximately forty-five days of the offering completion date.

On January 4, 2018, the Company issued an aggregate of 1,200,000 shares of its common stock to an investor, Strome Mezzanine Fund LP (“Strome”), in a private placement at a price of $2.50 per share. The Company received gross proceeds of $3,000,000 from the private placement, which was received prior to December 31, 2017, and was therefore classified as restricted cash and as a private placement advance on the consolidated balance sheet at December 31, 2017. Upon completion of the private placement on January 4, 2018, the funds were reclassified to cash and stockholders’ equity.

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

Pursuant to the registration rights agreement entered into on January 4, 2018 with Strome and MDB, the Company agreed to register for resale the shares of common stock purchased pursuant to the private placement. The Company also committed to register the 60,000 shares issued to MDB, and the 60,000 shares underlying the warrants issued to MDB. The Company committed to file the registration statement no later than 200 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) 7 business days after the SEC informs the Company that no review of the registration statement will be made or (ii) when the SEC has no further comments on the registration statement. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to Strom or MDB is 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested or the value of the securities registered by the placement agent. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted certain notes payable into Series H Preferred Stock in August 2018 (see Note 23). The Company recognized Liquidated Damages for the year ended December 31, 2018, with respect to its registration rights agreement for the common stock issued to MDB in conjunction with the January 4, 2018 private placement (see Note 20).

On March 30, 2018, the Company issued an aggregate of 500,000 shares of its common stock to Strome in a second closing of the private placement entered into on January 4, 2018 at a price of $2.50 per share. The Company received gross proceeds of $1,250,000 from the second closing of the private placement. No costs were incurred in connection with the second closing of the private placement.

The Company entered into a registration rights agreement on March 30, 2018 with the investor, pursuant to which the Company agreed to register for resale the shares of common stock purchased pursuant to the placement. The Company committed to file the registration statement no later than 270 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) 7 business days after the SEC informs the Company that no review of the registration statement will be made or (ii) when the SEC has no further comments on the registration statement. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to the investor is 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted certain notes payable into Series H Preferred Stock in August 2018 (see Note 13).

On December 12, 2018, in connection with the Say Media Merger, the Company issued 432,835 shares of its common stock out of total shares required to be issued of 5,500,002 as of December 31, 2018, and has presented 5,067,167 of the shares required to be issued as “Common Stock to be Issued” within stockholders’ equity.

Information with respect to the issuance of common stock in connection with the acquisition of Say Media is provided in Note 24.

Restricted Stock Awards

During August 2016 and October 2016, the Company issued 12,209,677 and 307,475, respectively, shares of common stock to management and employees, as restricted stock awards, that contained a Company buy-back right for a certain number of shares pursuant to the achievement of a unique user performance condition (the “Performance Condition”) issued at the original cash consideration paid, which totaled $2,952 or approximately $0.0002 per share. On November 4, 2016, in conjunction with the Recapitalization, the number of shares subject to the buy-back was modified, resulting in a modification of the restricted stock awards. The shares vest over a three-year period starting on the beginning of the month of the issuance date, with one-third vesting in one year, and the balance monthly over the remaining two years. Because these shares require continued service to the Company, the estimated fair value of the shares is being recognized as compensation expense over the vesting period of the award.

As of December 31, 2017, the Performance Condition was determined based on 4,977,144 unique users accessing Maven’s channels in November 2017. Based on this level of unique users, 2,453,362 shares subject to the buy-back right were earned under the Performance Condition and 1,927,641 shares remained subject to the buy-back right. The Company’s Board made a determination on March 12, 2018 to waive the buy-back right, resulting in a modification of the restricted stock awards which resulted in incremental compensation cost of $2,756,527 at the time of the modification, of which $2,148,811 was recognized during the year ended December 31, 2018.

On August 23, 2018, in connection with the HubPages Merger, the Company issued a total of 2,399,997 shares of common stock to certain key personnel of HubPages who agreed to continue their employment with HubPages, as restricted stock awards, subject to a repurchase right and vesting, The repurchase right which expired in March 2019 unexercised, gave the Company the option to repurchase a certain number of shares at par value based on a performance condition as defined in the terms of the HubPages Merger Agreement. The shares vest in twenty-four equal monthly installments beginning September 23, 2019 and ending September 23, 2021 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. The restricted stock awards provide for a true-up period that if the common stock is sold for less than $2.50 the holder will receive, subject to certain conditions, additional shares of common stock up to a maximum of the amount of shares originally received (or 2,400,000 in aggregate to all holders) for the shares that re sold for less than $2.50. The true-up period, in general, is 13 months after the consummation of the HubPages Merger until 90 days following completion of vesting, or July 30, 2021. The restricted stock awards were fair valued upon issuance by an independent appraisal firm. For subsequent event related to these restricted stock awards see Note 24.

On September 13, 2018, the Company issued 148,813 shares of common stock to certain members of the Board, as restricted awards, subject to continued service with the Company. The shares vest over a four-month period beginning September 30, 2018 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. On October 1, 2018, the Company issued 57,693 shares of common stock to certain members of the Board, as restricted awards, subject to continued service with the Company. The shares vest over a three-month period beginning October 31, 2018 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. The Company issued a total of 206,506 common stock awards to certain members of the Board during the year ended December 31, 2018.

On December 12, 2018, in connection with the Say Media Merger, the Company issued a total of 2,000,000 restricted stock awards to acquire common stock of the Company to key personnel for continuing services with Say Media, subject to vesting, and repurchase rights under certain circumstances. The Company had the right to cancel for no consideration, or on a pro rata basis in certain circumstances, in the event the average monthly number of total unique users over a specified period did not meet certain user targets. As it was deemed probable the average monthly number of total unique would be satisfied at the time the restricted stock awards were issued, the Company determined the fair value of the restricted stock awards based on the quoted price of the Company’s common stock on the date issued. The shares vest one-third on the first anniversary date of issuance and then over twenty-four equal monthly installments after the first anniversary date and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. For subsequent event related to these restricted stock awards see Note 24.

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued.

A summary of the restricted stock award activity during the year ended December 31, 2018 is as follows:

			Weighted Average
	Number of Shares		Grant-Date
	Unvested	Vested	Fair Value
Restricted stock awards outstanding at January 1, 2018	6,979,596	5,537,556	$0.41
Issued	4,606,503	-	0.72
Vested	(4,946,490)	4,946,490
Forfeited	(329,735)	-
Restricted stock awards outstanding at December 31, 2018	6,309,874	10,484,046	0.50

As of December 31, 2018, total compensation cost for the restricted stock awards, including the effect of the waiver of the buy-back right, not yet recognized was $3,927,443. This cost will be recognized over a period of approximately 1.94 years.

On December 20, 2018, a modification of a certain restricted stock award issued to an employee was recognized upon termination of employment, resulting in $43,750 of compensation expense at the time of the modification. The Company recorded the forfeited unvested restricted stock awards of 329,735 during the year ended December 31, 2018 on the consolidated statements of stockholders’ equity (deficiency).

Information with respect to stock based compensation expense of the restricted stock awards is provided in Note 18.

Common Stock Warrants

Warrants issued to purchase shares of the Company’s common stock to MDB, L2, Strome, and B. Riley (collectively the “Financing Warrants”) are described below.

MDB Warrants – On November 4, 2016, in conjunction with the Recapitalization, Integrated issued warrants to MDB (the “MDB Warrants”) to purchase 1,169,607 shares of common stock with an exercise price of $0.20 per share, of which 842,117 were exercised on April 30, 2018 under the cashless exercise provisions. A total of 327,490 warrants remain outstanding under this instrument as of December 31, 2018 after the cashless exercise, subject to customary anti-dilution adjustments, exercisable for a period of five years.

On October 19, 2017, the Company issued warrants to MDB which acted as placement agent in connection with a private placement of its common stock, to purchase 119,565 shares of common stock. The warrants have an exercise price of $1.15 per share, subject to customary anti-dilution adjustments, exercisable for a period of five years.

On January 4, 2018, the Company issued warrants to MDB which acted as placement agent in connection with a private placement of its common stock, to purchase 60,000 shares of common stock. The warrants have an exercise price of $2.50 per share, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis, exercisable for a period of five years.

A total of 507,055 warrants are outstanding as of December 31, 2018. The MDB Warrants are recorded within the consolidated statements of stockholders’ equity (deficiency).

L2 Warrants – Effective as of August 3, 2018, pursuant to the reset provision, the Company adjusted the exercise price to $0.50 per share (the floor exercise price) for the L2 Warrants and issued additional warrants to L2 to purchase 640,405 shares of common stock at an exercise price of $0.50 per share. As a result of the warrants exercise price being reduced to the floor exercise price on August 3, 2018 and triggering of the reset provision, the warrants no longer contain any reset provisions and will continue to be carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. As of December 31, 2018, the carrying amount of the derivative liability was $418,214 (see Note 12).

The warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis in certain circumstances.

A total of 1,066,963 warrants are outstanding as of December 31, 2018, requiring a share reserve under the warrant instrument calling for three times the number of warrants issuable for anti-dilution provisions, or a total reserve of 3,200,889 shares of common stock.

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

Effective as of August 3, 2018, pursuant to the reset provision, the Company adjusted the exercise price to $0.50 per share (the floor price) for such warrants. The Company accounted for the Strome Warrants, upon issuance, as a derivative liability because the warrants had a downward reset provision with a floor of $0.50 per share. The Company recorded the warrants at fair value in its consolidated balance sheets, with adjustments to fair value at each period-end. Upon issuance, the Company recognized a derivative liability of $1,344,648 which is reflected as a true-up termination fee on the consolidated statements of operations for the year ended December 31, 2018. As a result of the warrants exercise price being reduced to the floor exercise price on August 3, 2018 and the triggering of the reset provision, the warrants no longer contain any reset provisions and will continue to be carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. As of December 31, 2018, the carrying amount of the derivative liability was $587,971 (see Note 12).

B. Riley Warrants – On October 18, 2018, the Company issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock in connection with the 10% OID Convertible Debentures, with an exercise price of $1.00 per share, subject to customary anti-dilution adjustments, exercisable for a period of seven years. The warrant instrument provides that upon the consummation of a subsequent financing, the $1.00 exercise price shall be adjusted to (i), in the event that security issued in such subsequent financing is common stock, 125% of the effective per share purchase price of the common stock in such subsequent financing, (ii), in the event that the security issued in such subsequent financing is a common stock equivalent, 100% of the effective per share purchase price of the common stock underlying the common stock equivalent issued in such subsequent financing, or (iii), in the event that the primary securities issued such subsequent financing includes a combination of common stock and common stock equivalents, the greater of (a) 125% of the effective per share purchase price of the common stock issued in such subsequent financing or (b) 100% of the effective per share purchase price of the common stock underlying the common stock equivalents.

The Company determined that the aforementioned $1.00 exercise price adjustment provisions were inconsequential since the Company did not anticipate issuing common stock or common stock equivalents that would trigger a subsequent financing condition, therefore, the fair value of the warrants were determined under a Black-Scholes pricing model and reflected as a warrant derivative liability upon issuance at fair value, as adjusted at each period-end. If at any time after the six-month anniversary of the issuance of the warrants, if there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, the warrants may be exercised on a cashless basis. As of December 31, 2018, the carrying amount of the derivative liability was $358,050 (see Note 12).

A summary of the Financing Warrants activity during the year ended December 31, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Financing Warrants outstanding at January 1, 2018	1,289,172	$0.29
Issued	2,861,558	1.17
Exercised	(842,117)	0.20
Issued as result of the reset provision on August 3, 2018	640,405	0.50
Financing Warrants outstanding at December 31, 2018	3,949,018	0.64	4.8
Financing Warrants exercisable at December 31, 2018	3,949,018	0.64	4.8

The exercise of the 842,117 warrants in April 2018 on a cashless basis resulting in the issuance of 736,853 net shares of common stock when the common stock price was $1.60 per share. The aggregate issue date fair value of the Financing Warrants issued during the year ended December 31, 2018 was $2,478,359.

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of December 31, 2018 was approximately $92,000, based on a fair market value of the Company’s common stock of $0.48 per share on December 31, 2018.

The Financing Warrants outstanding, exercisable and reserved as of December 31, 2018 are summarized as follows:

	Exercise Price	Expiration Date	Financing Warrants Classified as Derivative Liabilities (Shares)	Financing Warrants Classified within Stockholders’ Equity (Shares)	Total Exercisable Financing Warrants (Shares)
MDB Warrants	$0.20	November 4, 2021	-	327,490	327,490
L2 Warrants	0.50	August 3, 2023	1,066,963	-	1,066,963
Strome Warrants	0.50	June 15, 2023	1,500,000	-	1,500,000
B. Riley Warrants	1.00	October 18, 2025	875,000	-	875,000
MDB Warrants	1.15	October 19, 2022	-	119,565	119,565
MDB Warrants	2.50	October 19, 2022	-	60,000	60,000
Total outstanding and exercisable			3,441,963	507,055	3,949,018
L2 Warrant reserve			2,133,926	-	2,133,926
Total outstanding, exercisable and reserved			5,575,889	507,055	6,082,944

Information with respect to the equity-based expense related to the Financing Warrants is provided in Note 18.

18. Stock Based Compensation

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

As of December 31, 2018, options to acquire 9,405,541 shares of the Company’s common stock had been granted under the 2016 Plan, and options to acquire 594,459 shares of common stock remain available for future grant.

The estimated fair value of the stock based awards is recognized as compensation expense over the vesting period of the award. The fair value of the common stock option awards is estimated at the grant date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life.

The fair value of common stock options granted during the year ended December 31, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.27% to 3.05%
Expected dividend yield	0.00%
Expected volatility	108.34% to 139.36%
Expected life	3-6 years

A summary of the common stock option activity during the year ended December 31, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock options outstanding at January 1, 2018	2,176,637	$1.25	9.25
Granted	8,187,750	0.84
Exercised	(125,000)	0.17
Forfeited	(732,353)	1.41
Expired	(101,493)	1.49
Common stock options outstanding at December 31, 2018	9,405,541	0.61	9.30
Common stock options exercisable at December 31, 2018	1,853,186	1.14	8.77

The aggregate grant date fair value of common stock options granted during the year ended December 31, 2018 was $5,566,385. The aggregate intrinsic value as of December 31, 2018 and 2017 was none and $1,573,000, respectively.

In conjunction with the Recapitalization, the Company assumed 175,000 fully vested common stock options having an exercise price of $0.17 per share and an expiration date of May 15, 2019. Of those options, 125,000 were exercised in June 2018 on a cashless basis resulting in the issuance of 106,154 net shares of common stock.

The exercise prices of common stock options outstanding and exercisable are as follows as of December 31, 2018:

	Options	Options
Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $1.00	6,093,500	516,333
$1.01 to $1.25	1,707,482	921,946
$1.26 to $1.50	28,309	7,198
$1.51 to $1.75	345,000	108,542
$1.76 to $2.00	1,055,000	252,500
$2.01 to $2.25	135,000	5,417
$2.26 to $2.50	41,250	41,250
	9,405,541	1,853,186

Outstanding options for 7,552,355 shares of the Company’s common stock had not vested at December 31, 2018.

As of December 31, 2018, there was approximately $4,338,362 of total unrecognized compensation expense related to common stock options granted which is expected to be recognized over a weighted-average period of approximately 2.19 years.

The intrinsic value of exercisable but unexercised in-the-money common stock options as of December 31, 2018 was approximately $7,750, based on a fair market value of the Company’s common stock of $0.48 per share on December 31, 2018.

Outside Options

The Company granted common stock options outside the 2016 Plan during the year ended December 31, 2018 to acquire shares of the Company’s common stock certain officers, directors and employees of the Company as approved by the Board and administered by the Company (the “Outside Options”) as follows:

●	On November 2, 2018, 360,000 common stock options were granted which vest based on certain performance targets.
●	On December 12, 2018, 354,000 common stock options were granted which vest over time.
●	On December 13, 2018, 1,000,000 common stock options were granted which vest over time and 700,000 common stock options were granted which vest based on certain performance achievements or certain performance targets.

The Company did not have sufficient authorized but unissued common shares to allow for the exercise of these stock options, therefore, these stock option grants were considered unfunded and were not exercisable until sufficient common shares were authorized (further details subsequent to the date of these consolidated financial statements are provided in Note 24 under the heading Sequencing Policy). Common stock options issued pursuant to the Outside Plan may have a term of up to ten years.

The fair value of common stock options granted during the year ended December 31, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.79% to 3.09%
Expected dividend yield	0.00%
Expected volatility	113.49% to 116.86%
Expected life	6 years

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Stock options outstanding at January 1, 2018	-	$-	-
Granted	2,414,000	0.36
Stock options outstanding at December 31, 2018	2,414,000	0.36	9.94
Stock options exercisable at December 31, 2018	-	-	-

The aggregate grant date fair value of common stock options granted during the year ended December 31, 2018 was $755,884. The aggregate intrinsic value as of December 31, 2018 was $277,820.

As of December 31, 2018, there was approximately $733,875 of total unrecognized compensation expense related to common stock options granted which is expected to be recognized over a weighted-average period of approximately 2.92 years.

Channel Partner Warrants

At December 31, 2018, Channel Partner Warrants to purchase 4,215,500 shares of the Company’s common stock had been issued, and warrants to purchase 982,860, after considering the reduction in the total warrants available of 2,000,000, shares of common stock remain available for future grant.

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

The fair value of Channel Partner Warrants issued during the year ended December 31, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.53% to 2.89%
Expected dividend yield	0.00%
Expected volatility	95.73% to 119.45%
Expected life	3-5 years

A summary of the Channel Partner Warrants activity during the year ended December 31, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Channel Partner Warrants outstanding at January 1, 2018	1,303,832	$1.48	4.35
Issued	295,000	1.74
Exercised	-	-
Forfeited	(581,692)	1.47
Channel Partner Warrants outstanding at December 31, 2018	1,017,140	1.47	3.57
Channel Partner Warrants exercisable at December 31, 2018	319,944	1.39	3.54

The exercise prices range from $1.32 to $2.25 per share. There was no intrinsic value of exercisable but unexercised in-the-money Channel Partner Warrants since the fair market value of $0.48 per share of the Company’s common stock was lower than the exercise prices on December 31, 2018.

A summary of stock based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Restricted	Common	Channel
	Stock	Stock	Partner
	Awards	Options	Warrants	Totals
During the year ended December 31, 2018:
Cost of revenue	$6,745	$-	$152,460	$159,205
Research and development	100,926	95,941	-	196,867
General and administrative	2,872,732	1,112,020	-	3,984,752
Total costs charged to operations	2,980,403	1,207,961	152,460	4,340,824
Capitalized platform development	1,639,038	211,346	-	1,850,384
Total stock based compensation	$4,619,441	$1,419,307	$152,460	$6,191,208
During the year ended December 31, 2017:
Cost of revenue	$-	$-	$229,720	$229,720
Research and development	-	-	-	-
General and administrative	777,206	618,761	-	1,395,967
Total costs charged to operations	777,206	618,761	229,720	1,625,687
Capitalized platform development	614,573	-	-	614,573
Total stock based compensation	$1,391,779	$618,761	$229,720	$2,240,260

19. Settlement of Promissory Notes Receivable

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

Additional promissory notes were issued as follows: (1) on July 23, 2018, a secured promissory note in the principal amount of $250,000, with a Maturity Date and interest terms as outlined above; (2) on August 21, 2018, a senior secured promissory note in the principal amount of $322,363, due and payable on February 21, 2019, with interest terms as outlined above; (3) on November 30, 2018, a senior secured promissory note in the principal amount of $4,322,166, due and payable on or before the first business day following the earlier of (i) the consummation of the Closing, as defined under the Say Media Merger Agreements, and (ii) February 21, 2019, with interest terms as outlined above; totaling $5,894,529 in promissory notes as of December 12, 2018.

On December 12, 2018 pursuant to the Say Media Merger Agreements entered into on October 12, 2018 and amended on October 17, 2018, the Company settled the promissory notes receivable by effectively forgiving $3,366,031 of the balance due at closing as reflected on the consolidated statements of operations. The remainder of the promissory notes consisting of $2,078,498 advanced for the execution payments in connection with the acquisition, and $450,000 advanced for acquisition related legal fees of Say Media where reflected as part of the purchase price.

20. Liquidated Damages

The Company recognized Liquidated Damages during the year ended December 31, 2018, with respect to its registration rights agreements and securities purchase agreements as follows:

	MDB Common Stock to Be Issued	Series H Preferred Stock	12% Convertible Debentures	Total Liquidated Damages
Registration Rights Damages	$15,001	$1,163,955	$-	$1,178,956
Public Information Failure Damages	-	1,163,955	706,944	1,870,899
Accrued interest	-	481,017	116,726	597,743
Totals	$15,001	$2,808,927	$823,670	$3,647,598

21. Income Taxes

The components of the benefit for income taxes is as follows:

	Years Ended December 31,
	2018	2017
Current tax benefit
Federal	$-	$-
State and local	-	-
Total current tax benefit	-	-
Deferred tax benefit
Federal	3,359,203	920,356
State and local	1,498,009	-
Change in valuation allowance	(4,765,579)	(920,356)
Total deferred tax benefit	91,633	-
Total income tax benefit	$91,633	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system.

Proposed amendments to the Income Tax Regulations under Section 163(j) of the U.S. Internal Revenue Code were issued on November 26, 2018 and are effective for the taxable year 2019 after publication in the Federal Register, at which time they will be adopted by the Company. Additional discussion of the impact of the TCJA on the consolidated financial statements is included below.

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$10,474,525	$1,544,591
Tax credit carryforwards	263,873	-
Accrued expenses and other	64,849	38,328
Allowance for doubtful accounts	16,017	-
Deferred rent	21,233	-
Contract liabilities	84,622	3,631
Liquidating damages payable	646,146	-
Stock based compensation	242,545	119,807
Depreciation and amortization	981,850	-
Current deferred tax assets	12,795,660	1,706,357
Valuation allowance	(8,541,191)	(1,353,207)
Total deferred tax assets	4,254,469	353,150
Deferred tax liabilities
Depreciation and amortization	-	(353,150)
Acquisition-related intangibles	(4,254,469)	-
Total deferred tax liabilities	(4,254,469)	(353,150)
Net deferred tax	$-	$-

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities as of December 31, 2018 and 2017.

Based on provisions of the TCJA, the Company remeasured the deferred tax assets and liabilities during the year ended December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21%. Accordingly, the Company recorded a provisional tax expense of approximately $838,000 associated with the remeasurement of its deferred tax balances. However, as it recognize a valuation allowance on deferred tax assets if it is more likely than not that the assets will not be realized in future years, there was no impact to the effective tax rate, as any change to deferred taxes are offset by the valuation allowance.

As of December 31, 2018, the Company had federal, state, and local net operating loss carryforwards available of approximately $36.65 million, $33.93 million, and $8.15 million, respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $15.50 (limited to 80% of taxable in given year) do not expire and $21.15 will expire, if not utilized, through 2037 in various amounts. As of December 31, 2017, the Company had federal net operating loss carryforwards available of approximately $7.3 million to offset future taxable income.

Internal Revenue Code Section 382 and 383 imposes limitations on the utilization of net operating loss carryforwards in the event of a cumulative change in ownership of more than 50% within any three-year period since the last ownership change. The Company believes that it did have a change in control under these Sections in connection with its Recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets.

Further, the Company may have experienced additional control changes under these Sections as a result of recent financing activities. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss carryforwards until the time that it anticipates it will be able to utilize these tax attributes. This could impose an annual limit on the Company’s ability to utilize net operating loss carryforwards and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. The U.S. federal net operating loss carryforwards are stated before any such anticipated limitations as of December 31, 2018.

The benefit for income taxes on the statement of operations differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(5,493,498)	21.0%	$(2,136,666)	34.0%
State and local taxes, net of federal benefit	(1,498,009)	5.7%	-	0.0%
Impact of tax rate change	-	0.0%	837,699	(13.3)%
Stock based compensation	434,556	(1.7)%	-	0.0%
Other differences, net	246,614	(0.8)%	-	0.0%
Valuation allowance	4,765,579	(18.2)%	920,356	(14.7)%
Permanent differences	1,453,125	(5.6)%	378,611	(6.0)%
Tax benefit and effective income tax rate	$(91,633)	0.4%	$-	0.0%

The Company recognizes the tax benefit from uncertain tax positions only if it is “more likely than not” that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next 12 months.

The Company did not recognize any uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2018 and 2017. The Company files tax returns in the U.S federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2015 forward and the California returns from 2014 forward are subject to examination. The Company currently is not under examination by any tax authority.

22. Related Party Transactions

On April 4, 2017, the Company completed a private placement of its common stock, selling 3,765,000 shares at $1.00 per share, for total gross proceeds of $3,765,000. In connection with the offering, the Company paid $188,250 in cash and issued 162,000 shares of its common stock to MDB, which acted as placement agent.

On October 19, 2017, the Company completed a private placement of its common stock, selling 2,391,304 shares at $1.15 per share, for total gross proceeds of $2,750,000. In connection with the offering, the Company issued 119,565 shares of its common stock and warrants to purchase 119,565 shares of its common stock to MDB, which acted as placement agent.

On January 4, 2018, the Company completed a private placement of its common stock, selling 1,200,000 shares at $2.50 per share, for total gross proceeds of $3,000,000. In connection with the offering, MDB, which acted as placement agent, was entitled to 60,000 shares of its common stock and warrants to purchase 60,000 shares of its common stock.

On June 15, 2018, four investors invested a total of $4,775,000 in a 10% convertible debt offering. Included in the total was an investment of $3,000,000 by Strome who beneficially owns more than 10% of the shares of the Company’s common stock, $1,000,000 by the Company’s then Chief Executive Officer, James C. Heckman, and $25,000 from the Company’s then President, Joshua Jacobs, totaling $4,025,000. Interest was payable on the convertible debt at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the convertible debt was due and payable on June 30, 2019. The 10% convertible debt was converted on August 10, 2018, as described below, where the investors received additional interest payments to provide the investor with a 20% annual internal rate of return. Upon conversion, Strome received $600,000, James C. Heckman received $200,000, and Joshua Jacobs received $5,000 in satisfaction of the 20% annual internal rate of return by issuing additional shares of the Series H Preferred Stock.

On June 15, 2018, the Company also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate a true-up provision entered into on March 30, 2018 under which the Company was committed to issue up to 1,700,000 shares of the Company’s common stock in certain circumstances. As consideration for such modification, the Company issued a warrant to Strome to purchase 1,500,000 shares of the Company’s common stock, exercisable at an initial price of $1.19 per share for a period of 5 years.

On August 10, 2018, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 19,400 shares of Series H Preferred Stock at a stated value of $1,000, initially convertible into 58,787,879 shares of its common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, Strome received 3,600, James C. Heckman, or an affiliated entity, received 1,200, and Joshua Jacobs received 30 shares upon conversion of the 10% convertible debt.

On August 10, 2018, B. Riley FBR, acted as placement agent for the Series H Preferred Stock financing, and was paid in cash $575,000, for its services as placement agent, and issued 669 shares (stated value of $1,000 per share) of Series H Preferred Stock.

On October 18, 2018, the Company entered into a securities purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which it issued to the investors the 10% OID Convertible Debentures resulting in net proceeds of $3,285,000. B. Riley’s legal fees and expenses of $40,000 were netted from the proceeds received by them. The Company issued warrants to B. Riley to purchase up to 875,000 shares of the Company’s common stock in connection with this securities purchase agreement.

On December 12, 2018, the Company converted the 10% OID Convertible Debentures to the 12% Convertible Debentures under a securities purchase agreement with three accredited investors, for aggregate proceeds of $3,551,528, which included principal and interest of the 10% OID Convertible Debentures. Upon conversion, interest of $82,913 was recorded for the 10% OID Convertible Debentures held by B. Riley. The Company received net proceeds from B. Riley or its affiliated entities of $8,950,000 under 12% Convertible Debentures. The Company paid B. Riley FBR cash of $540,000 as placement agent in the offering. B. Riley’s legal fees and expenses of $50,000 were netted from the proceeds received by them. The 12% Convertible Debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures are secured by a security agreement, dated as of October 18, 2018.

Board of Directors and Finance Committee

During September 2018, John A. Fichthorn joined the Company’s Board and during November 2018 he was elected as Chairman of the Company’s Board and Chairman of the Company’s Finance Committee. Until March of 2020, Mr. Fichthorn served as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly-owned subsidiary of B. Riley. During September 2018, Todd D. Sims joined the Company’s Board and is also a member of the board of directors of B. Riley. Mr. Sims serves on the Company’s Board as a designee of B. Riley. Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to support its acquisitions and for refinancing and working capital purposes (as described in Note 2).

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

Service Contracts

Ms. Rinku Sen joined the Company’s Board in November 2017 and has provided consulting services and operates a channel on the Company’s platform. During the years ended December 31, 2018 and 2017, the Company paid Ms. Sen $15,521 and $15,000, respectively, for these services.

Effective on September 20, 2017, the Company entered into a six-month contract, with automatic renewals unless cancelled, with a company located in Nicaragua that is owned by Mr. Christopher Marlett, a then member of the Company’s Board, to provide content conversion services. During the years ended December 31, 2018 and 2017, the Company paid $76,917 and $11,700, respectively, for these services.

Officer Promissory Notes

In May 2018, the Company’s then Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which was approximately 2.34% as of December 31, 2018. At December 31, 2018, the total principal amount of advances outstanding, including accrued interest of $12,574, was $680,399.

23. Commitments and Contingencies

Operating Lease

On April 25, 2018, the Company entered into an office sublease agreement to sublease of 7,457 rentable square feet at 1500 Fourth Avenue, Suite 200, Seattle, Washington. The sublease commenced on June 1, 2018 and expires on October 31, 2021. Monthly rental payments are as follows: (1) initial twelve-month term $16,126; (2) next twelve-month term $21,750; (3) next twelve-month term $22,371; and (4) remainder five-month term $22,993; for total minimum lease payments of $837,935. Upon execution of the sublease in April 2018, the Company paid $44,121 as prepaid rent and a security deposit of $22,992 reflected within other long term assets on the consolidated balance sheets. On March 1, 2020, the Company discontinued its co-mingling agreement with the tenant and assumed the entire lease for the remaining term of 20 months. The base rent increased to $34.20 per square foot per annum in months 22 through 29, rising to $35.22 per square foot in months 30 through 41.

On September 19, 2018, the Company entered into a lease for office space located at 995 Market Street, San Francisco, California. The lease commenced on October 1, 2018 with a term of one year. The lease provides for monthly payments of $12,180. The Company has a security deposit of $25,812 reflected within prepayments and other current assets on the consolidated balance sheets.

On December 12, 2018, as part of its acquisition of Say Media, Inc., the Company assumed an office sublease agreement dated July 1, 2015 for 5,000 rentable square feet at 428 SW Fourth Ave, Portland, Oregon 97204. The lease commenced on December 12, 2018 and expires on June 30, 2020. The sublease provides for monthly rental payments of $13,438 through June 30, 2019, and $13,750 until the end of the lease term. The Company has a security deposit of $55,000 reflected within other long term assets on the consolidated balance sheets.

The following table shows the aggregate commitment by year:

Years ending December 31,
2019	$505,621
2020	347,845
2021	226,817
$1,080,283

Rent expense for the years ended December 31, 2018 and 2017 was $253,651 and $69,000, respectively.

The Company is currently evaluating the impact that the adoption of ASC Topic 842, Leases, will have at January 1, 2019 upon recognition of the right-of-use assets and corresponding lease liabilities, initially measured at the present value of the lease payments, on its consolidated balance sheets for these lease commitments, as well as the disclosure of key information about these lease arrangements, including the overall presentation on its consolidated financial statements.

Revenue Guarantee

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. During the years ended December 31, 2018 and 2017, the Company paid Channel Partner guarantees of $1,456,928 and $560,000, respectively. As of December 31, 2018, the aggregate commitment was $11,500 which is due during the year ending December 31, 2019.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Liquidated Damages

Contingent obligations with respect to Public Information Failure Damages for the 12% Convertible Debentures were $78,548 as of December 31, 2018.

24. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

2019 Equity Incentive Plan

On April 4, 2019, the Board approved and the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to seek, to better secure, and to retain the services of a select group of persons, to provide incentives for those persons to exert maximum efforts for the success of the Company and its affiliates, and to provide a means by which those persons have an opportunity to benefit from increases in the value of the Company’s common stock through the granting of stock awards.

The 2019 Plan allows the Company to grant statutory and non-statutory stock options, stock appreciation rights, restricted stock awards and/or restricted stock units awards to acquire shares of the Company’s common stock to the Company’s employees, directors and consultants, of which certain awards require the achievement of certain price targets of the Company’s common stock.

From April 10, 2019 through the issuance date of these consolidated financial statements, the Company granted stock options and restricted stock units, of which 81,592,584 are outstanding as of the issuance date of these consolidated financial statements, to acquire shares of the Company’s common stock to officers, directors, employees and consultants. The Company’s shareholders approved the 2019 Plan and the maximum number of shares authorized of 85,000,000 under the plan on April 3, 2020. The Company did not have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under this plan; accordingly, any stock option grants under this plan were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy).

Restricted Stock

From January 1, 2019 through the issuance date of these consolidated financial statements, the Company granted restricted stock awards, of which 1,395,833 are outstanding as of the issuance date of these consolidated financial statements, for shares of common stock.

On May 31, 2019, the Company granted 2,399,997 restricted stock units for shares of its common stock, to the holders of the restricted stock awards issued in connection with the HubPages Merger in consideration for an amendment to the true up provisions.

On December 15, 2020, the Company entered into the fourth amendment in connection with the HubPages Merger in consideration for an amendment to the true up provisions are described above, where, among other things, the amendment provides that:

●	the restricted stock awards will cease to vest and all unvested shares will be deemed unvested and forfeited, leaving an aggregate of 1,064,549 shares vested;
●	the restricted stock units will be modified to vest on December 31, 2020 and as of the close of business on December 31, 2020, each restricted stock unit will be terminated and deemed forfeited, with no shares vesting thereunder; and
●	subject to certain conditions, the Company agreed to purchase from certain key personnel of HubPages who agreed to continue their employment, the vested restricted stock awards and restricted stock units, at a price of $4.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021.

On December 11, 2019, the Company modified the restricted stock awards vesting provisions issued in connection with the Say Media Merger to remove the repurchase rights, such that they will vest in six equal installments at four-month intervals on the twelfth of each month, starting on December 12, 2019, with the final vesting date on August 12, 2021.

Outside Options

From January 1, 2019 through the issuance date of these consolidated financial statements, the Company granted stock options, of which 1,500,000 are outstanding as of the issuance date of these consolidated financial statements, to acquire shares of the Company’s common stock to officers, directors and employees outside of the 2016 Plan and the 2019 Plan. The Company did not have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under this plan; accordingly, any stock option grants under this plan were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy).

12% Convertible Debentures

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

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $318,000, which includes a placement fee of $18,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture for acting as the Company’s placement agent in the offering. After taking into account legal fees and expenses, the Company received net proceeds of $300,000.

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

The 12% Convertible Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are convertible into shares of the Company’s common stock at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. All other terms, except as noted below, of the 12% Convertible Debentures issued on March 18, 2019, March 27, 2019 and April 8, 2019 are identical to the 12% Convertible Debentures issued on December 12, 2018.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on March 18, 2019, March 27, 2019 and April 8, 2019, the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the investors. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the common stock issuable on the conversion of the Series H Preferred Stock have been registered pursuant to a registration statement under a certain registration rights agreement, dated as of August 9, 2018. The registration rights agreements provide for Registration Rights Damages (as further described in Note 11) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (further details are provided under the heading Liquidating Damages).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the 12% Convertible Debentures, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 11) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (further details are provided under the heading Liquidating Damages).

On December 31, 2020, noteholders converted the 12% Convertible Debentures representing an aggregate of $18,104,949 of the then-outstanding principal and accrued but unpaid interest into 53,887,470 shares of the Company’s common stock at effective conversion per-share prices ranging from $0.33 to $0.40. Despite the terms of the 12% Convertible Debentures, the noteholders agreed to allow the Company to repay accrued but unpaid interest in shares of the Company’s common stock. The remaining 12% convertible debentures representing an aggregate of $1,130,903 of outstanding principal and accrued interest were not converted and, instead, such amounts were repaid in cash to the noteholders.

Appointment of New Chief Financial Officer

On May 3, 2019, the Company announced the appointment of Douglas B. Smith as the Company’s Chief Financial Officer.

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

Acquisition of TheStreet, Inc. and Relationship with Cramer Digital

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

On August 7, 2019, the Company consummated the merger between TheStreet and TSTAC, pursuant to which TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as an indirect wholly-owned subsidiary of the Company, pursuant to the terms of the merger agreement dated as of June 11, 2019, as amended. In connection with the consummation of the merger, the Company paid a total of $16,500,000 in cash to TheStreet’s stockholders. This transaction was funded through a debt financing arranged by a subsidiary of B. Riley Financial, Inc. (further details are provided under the heading 12% Senior Secured Notes).

On August 8, 2019, in connection with the Street Merger, finance and stock market expert Jim Cramer, who co-founded TheStreet, Inc. agreed to enter into an agreement with Street through Cramer Digital, Inc. (“Cramer”), a production company featuring the digital rights and content created by Mr. Cramer and his team of financial experts. The agreement provides for Mr. Cramer to create video content for Maven on each business day during the term and certain other series of videos (the “Cramer Content”). The Company will pay a commission during the term equal to twenty-five percent of the net advertising revenue generated, received and collected by the Company from the Cramer Content. The Company will pay $3,000,000 as an annualized guaranteed payment in monthly installments beginning May 1, 2020, recoupable against all net advertising revenue generated, received and collected by the Company with respect to the Cramer Content. The agreement further provides that the Company will reimburse fifty percent of the cost of rented office by Cramer, up to a maximum of $4,250 per month. The Company expects that TheStreet’s senior management will continue with the Company subsequent to the merger.

12% Senior Secured Notes

On June 10, 2019, the Company entered into a note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, pursuant to which the Company issued to the investor a 12% senior secured note, due July 31, 2019, in the aggregate principal amount of $20,000,000, which after taking into account B. Riley’s placement fee of $1,000,000 and legal fees and expenses of the investor, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into the escrow account to fund TheStreet merger consideration and the balance of $2,365,000 was to be used by the Company for working capital and general corporate purposes. The note has been amended and restated and is no longer outstanding (further details are provided under the heading 12% Amended Senior Secured Notes).

ABG-SI LLC Licensing Agreement

On June 14, 2019, the Company and ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, entered into a licensing agreement (the “Licensing Agreement”) pursuant to which the Company shall have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “licensed brands”).

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

Pursuant to an agreement between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith operated the licensed brands under license from ABG (the “Meredith License Agreement). On October 3, 2019 Maven, ABG and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement whereby the parties agreed to the terms and conditions under which Meredith would continue to operate certain aspects of the licensed brands, and provide certain services during the fourth quarter of 2019 as all activities were transitioned over to Maven. Through these agreements, Maven took over operating control of the Sports Illustrated licensed brands.

The Company issued ABG warrants to acquire 21,989,844 shares of the Company’s common stock (the “Warrants”). Half the Warrants shall have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the Warrants shall have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The Warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants shall vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the Warrants (any unvested portion of such Warrants to be forfeited by ABG upon certain terminations by the Company of the Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants shall vest based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022 or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the Warrants, in which case all of the Warrants shall be vested; (4) all of the Warrants shall automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (5) ABG shall have the right to participate, on a pro-rata basis (including vested and unvested Warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

Additionally, Ross Levinsohn, the former senior executive from Fox and Yahoo!, had agreed to become the new Chief Executive Officer of the licensed brands.

Mr. Levinsohn was a director of the Company from November 4, 2016 through October 20, 2017. In conjunction with Mr. Levinsohn’s services as a director of the Company, he received restricted stock awards for 245,434 shares of the Company’s common stock. Mr. Levinsohn retained his restricted stock awards and they continued to vest subsequent to his resignation from the Board on October 20, 2017. The restricted stock awards will continue to vest through October 16, 2019. In conjunction with the vesting of the restricted stock awards, the Company recognized stock based compensation cost of $88,235 and $46,611 for the years ended December 31, 2018 and 2017, respectively, which was included in general and administrative expenses on the consolidated statements of operations.

On April 10, 2019, the Company entered into an Advisory Services Agreement with Mr. Levinsohn to provide advisory services with respect to strategic transactions in the media and digital publishing industries, in exchange for which Mr. Levinsohn was granted a stock option to purchase 532,004 shares of the Company’s common stock, exercisable for a period of 10 years at $0.46 per share (the closing market price on April 10, 2019) subject to vesting (i) based on the achievement by the Company of stock price and liquidity targets and becoming listed on a national securities exchange and (ii) a concurrent 36-month vesting period with a 12-month cliff, and were not exercisable until the Company increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy).

On June 11, 2019, Mr. Levinsohn was granted stock options, in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement, to acquire 2,000,000 shares of the Company’s common stock under the Company’s 2019 Plan. These stock options vest monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and a further 1/36 vesting at the end of each month of continuous service thereafter, exercisable for a period of ten years at $0.42 per share (the closing market price on June 11, 2019), and were not exercisable until the Company increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy).

On September 16, 2019, Mr. Levinsohn was granted a stock options, in conjunction with Mr. Levinsohn’s services relating to the Company’s entry into the Licensing Agreement, to acquire 2,000,000 shares of the Company’s common stock under the Company’s 2019 Plan. These stock options vest monthly over three years, with one-third vesting after 12 months of continuous service from the grant date and the remaining two-thirds over next 24 months subject to meeting certain revenue targets, exercisable for a period of ten years, $0.78 per share (the closing market price on September 16, 2019), and were not exercisable until the Company increased its authorized shares of common stock to a sufficient number to permit the full exercise of the stock options granted; accordingly, these stock option grants were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy).

Mr. Levinsohn purchased $500,000 of the Company’s newly designated Series I Convertible Preferred Stock.

On August 26, 2020 Mr. Levinsohn became Chief Executive Officer of the Company.

12% Amended Senior Secured Notes

On June 14, 2019, the Company entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended and restated the 12% senior secured note dated June 10, 2019, by and among the Company and the investor. Pursuant to this amendment, the Company issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amends, restates and supersedes that $20,000,000 12% senior secured note issued by the Company on June 10, 2019 to the investor. The Company received additional gross proceeds of $48,000,000, which after taking into account B. Riley’s placement fee of $2,400,000 and legal fees and expenses of the investor, the Company received net proceeds of $45,550,000, of which $45,000,000 was paid to ABG against future Royalties in connection with the Company’s Licensing Agreement, dated June 14, 2019, with ABG, and the balance of $550,000 to be used by the Company for working capital and general corporate purposes.

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

On February 27, 2020, the Company entered into a second amendment to amended and restated note purchase agreement with one accredited investor, BRF Finance Co., LLC, an affiliated entity of B. Riley, which amended the first amendment to the amended and restated 12% senior secured note dated August 27, 2019. Pursuant to the second amendment, the Company is (i) allowed to replace our previous $3.5 million working capital facility with a new $15.0 million working capital facility; and (ii) permitted to account for the issuance by the investor of a $3.0 million letter of credit to the Company’s landlord for the Company’s lease of the premises located at 225 Liberty Street, 27th Floor, New York, New York 10281.

The balance outstanding under the amended and restated 12% senior secured notes as of the issuance date of these consolidated financial statements was $56,296,090, which included payment-in-kind interest of $7,457,388 (further details on Amendment 1 are provided under the heading Delayed Draw Term Note). During October 2019, approximately $4,800,000 of the outstanding balance was converted to Series J Preferred Stock (as described under the heading Series J Preferred Stock).

Warrant Exercise

On September 10, 2019, the L2 Warrants were fully exercised on a cashless basis for the issuance of 539,331 shares of the Company’s common stock.

Series H Preferred Stock

Between August 14, 2020 and August 20, 2020, the Company entered into additional securities purchase agreement for the sale of Series H Preferred Stock with accredited investors, pursuant to which the Company issued an aggregate of 2,253 shares, at a stated value of $1,000 per share, initially convertible into 6,825,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $2,730,000 for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock shall vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions.

The shares of Series H Preferred Stock are subject to limitations on conversion into shares of the Company’s common stock until the date an amendment to the Company’s certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full (further details are provided under the heading Sequencing Policy).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series H Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 11) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Series I Preferred Stock

On June 27, 2019, 25,800 authorized shares of the Company’s preferred stock were designated as “Series I Convertible Preferred Stock” (the “Series I Preferred Stock”). On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000. The number of shares issuable upon conversion of the Series I Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series I Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $1,386,000 plus $52,500 in reimbursement of legal fees and other transaction costs. The Company used approximately $18.3 million of the net proceeds from the financing to partially repay the amended and restated 12% senior secured note dated June 14, 2019, and to pay deferred fees of approximately $3.4 million related to that borrowing facility.

All of the shares of Series I Preferred Stock convert automatically into shares of the Company’s common stock on the date an amendment to the Company’s certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series I Preferred Stock, and all of the Series H Preferred Stock, to be converted in full (further details are provided under the heading Sequencing Policy).

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on June 28, 2019, the Company agreed to register the shares issuable upon conversion of the Series I Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet and its license with ABG, with the SEC, but in no event later than December 1, 2019. The Company committed to cause the registration statement to become effective by no later than 90 days after December 1, 2019, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (further details are provided under the heading Liquidating Damages).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series I Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (further details are provided under the heading Liquidating Damages).

Series J Preferred Stock

On October 4, 2019, 35,000 authorized shares of the Company’s preferred stock were designated as “Series J Convertible Preferred Stock” (the “Series J Preferred Stock”). On October 7, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 20,000 shares of Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000. The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series J Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

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

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on October 7, 2019, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet, Say Media, HubPages, and its license with ABG, with the SEC, but in no event later than March 31, 2020. The Company committed to cause the registration statement to become effective by no later than 90 days after March 31, 2020, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested (further details are provided under the heading Liquidating Damages).

On September 4, 2020, the Company closed on an additional Series J Preferred Stock issuance with two accredited investors, pursuant to which we issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 15,000,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70, for aggregate gross proceeds of $6,000,000 for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series J Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements on September 4, 2020, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; but in no event later than April 30, 2021 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 60 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date). The registration rights agreement provides for Registration Rights Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

All of the shares of Series J Preferred Stock convert automatically into shares of the Company’s common stock on the date an amendment to the Company’s certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series J Preferred Stock, and all of the Series I Preferred Stock, and Series H Preferred Stock, to be converted in full (further details are provided under the heading Sequencing Policy).

The securities purchase agreements entered into on October 7, 2019 and September 4, 2020 also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series I Preferred Stock, then the Company will be obligated to pay Public Information Failure Damages to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full (further details are provided under the heading Liquidating Damages).

Series K Preferred Stock

On October 22, 2020, 20,000 authorized shares of the Company’s preferred stock were designated as “Series K Convertible Preferred Stock” (the “Series K Preferred Stock”). Between October 23, 2020 and November 11, 2020, the Company closed on several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000, initially convertible into 45,105,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series K Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $520,500. The Company used approximately $3.4 million of the net proceeds from the financing to partially repay the amended and restated 12% secured senior notes dated June 14, 2019 and used approximately $2.6 million for payment on a prior investment, with the remainder of approximately $12.0 million for working capital and general corporate purposes.

All of the shares of Series K Preferred Stock convert automatically into shares of our common stock on the date an amendment to our certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of our common stock to at least a number permitting all the Series K Preferred Stock, and all of our Series J Preferred Stock, Series I Preferred Stock, and Series H Preferred Stock, to be converted in full (further details are provided under the heading Sequencing Policy).

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series K Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; provided, however, if such 30th calendar day is on or after February 12, 2021, then such 30th calendar date shall be tolled until the 30th calendar day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date). The registration rights agreements provide for Registration Rights Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement, commencing from the six (6) month anniversary date of issuance of the Series K Preferred Stock, then the Company will be obligated to pay Public Information Failure Damages to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Appointment of Chief Operating Officer

On December 9, 2019, the Company announced the appointment of William Sornsin as the Company’s Chief Operating Officer. Mr. Sornsin had been with the Company since 2016 and has filled various roles with the Company since that time. Mr. Paul Edmondson, who had also held the position of Chief Operating Officer, will continue as the Company’s President. Mr. Sornsin resigned as an employee and officer of the Company on September 4, 2020 and continues to serve the Company in a consulting role.

Appointment of Chief Revenue Officer

On December 9, 2019, Company announced the appointment of Mr. Avi Zimak as the Company’s Chief Revenue Officer and Head of Global Strategic Partnerships. Mr. Zimak will be employed on a full-time basis, at an annual salary of $450,000. Mr. Zimak will be paid a signing bonus of $250,000, subject to recapture in certain circumstances if Mr. Zimak’s employment ends before the second anniversary of the date of his employment agreement. Mr. Zimak will be eligible for an annual bonus of up to $450,000, based on the achievement in each calendar year of defined annual revenue targets, calculated on a quarterly basis, and paid quarterly subject to an annual reconciliation. Mr. Zimak will be granted a ten-year stock option to purchase up to an aggregate of 2,250,000 shares of common stock under the 2019 Plan. The stock options will vest as to 1,125,000 shares, in three equal installments, based on performance targets tied to the achievement of established annual revenue targets for fiscal years 2020 to and including 2022. The remaining 1,250,000 stock options will vest as follows: (i) 1/3 will vest after 12 months from the date of the employment agreement; and (ii) then 1/36th will vest at the end of each month thereafter, concluding 36 months from the effect date of the employment agreement. The stock options granted were not exercisable until the Company increased its authorized shares of common stock to a sufficient number to permit exercise of the stock options granted; accordingly, the stock option grants were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy).

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

Merger of Subsidiaries

On December 19, 2019, the Company’s wholly owned subsidiaries Maven Coalition, Inc., a Nevada corporation, and HubPages, Inc, a Delaware corporation, were merged into the Company’s wholly owned subsidiary Say Media, Inc., a Delaware corporation. On January 6, 2020 Say Media, Inc. amended its certificate of incorporation to change its name to Maven Coalition, Inc.

Operating Lease

On August 7, 2019, as part of its acquisition of TheStreet, Inc., the Company assumed the office lease of approximately 35,000 rentable square feet at 14 Wall Street, 15th Floor, New York, New York 10005. The lease has a remaining term of 16 months, terminating on December 31, 2020. The annual lease payments aggregate to approximately $1,804,750.

Effective October 1, 2019, the Company entered into an office lease of approximately 5,258 rentable square feet at 301 Arizona Avenue, 4th Floor, Santa Monica, California 90401. The lease has a term of 5 years, terminating on September 30, 2024. The annual lease payments aggregate to approximately $1,344,900.

On January 14, 2020, the Company entered into an office lease of approximately 40,868 rentable square feet at 225 Liberty Street, 27th Floor, New York, New York, with an effective date of February 1, 2020. Under the terms of the agreement, the Company has a rent abatement for the initial nine months of the lease term, with rent payments commencing during November 1, 2020 and the lease expiring in November 30, 2032. The Company has a maximum tenant allowance of $408,680 for certain costs. Monthly rental payments are as follows: 1) initial sixty-month term $252,019; 2) second sixty-month term $269,048; and 3) remainder twenty-five-month term $286,076; for total minimum lease payments of $38,415,920. In addition to the fixed rent the Company will also pay a portion of the operating costs associated with the space and is entitled to.

Effective March 1, 2020, the Company entered into a corporate apartment lease at 30 West Street, New York, NY 10004. The lease has a term of 18 months, terminating on August 31, 2020. The annual lease payments aggregate to approximately $153,000.

The Company is currently evaluating the impact that the adoption of ASC Topic 842, Leases, will have at January 1, 2019 upon recognition of the right-of-use assets and corresponding lease liabilities, initially measured at the present value of the lease payments, on its balance sheet for these lease commitments, as well as the disclosure of key information about these lease arrangements, including the overall presentation on its consolidated financial statements.

FastPay Credit Facility

On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”) pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of the issuance date of these consolidated financial statements was approximately $7,179,000.

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

Delayed Draw Term Note

On March 24, 2020, the Company entered into a second amended and restated note purchase agreement with BRF Finance Co., LLC, an affiliated entity of B. Riley, in its capacity as agent for the purchasers, which amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, the Company issued a 15% delayed draw term note (the “Term Note”), in the aggregate principal amount of $12,000,000 to the investor. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in-kind in arrears on the last day of each fiscal quarter.

On March 25, 2020, the Company drew down $6,913,865 under the Term Note, and after taking into account $793,109 of commitment, funding fees, and legal fees and expenses paid to B. Riley FBR, the Company received net proceeds of approximately $6,000,000, which will be used by the Company for working capital and general corporate purposes. Additional borrowings under the note requested by the Company may be made at the option of the purchasers.

Pursuant to the second amended and restated note purchase agreement, interest on amounts outstanding under the notes previously issued under the amended and restated note purchase agreement with respect to (x) interest payable on the notes previously issued under the amended and restated note purchase agreement on March 31, 2020 and June 30, 2020, and (y) at the Company’s option, with the consent of requisite purchasers, interest payable on the notes previously issued under the amended and restated note purchase agreement on September 30, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, will be payable in-kind in arrears on the last day of such fiscal quarter.

In connection with entering into the second amended and restated note purchase agreement, the Company entered into an amendment to its $15 million FastPay working capital facility to permit the additional secured debt that may be incurred under the Term Note.

Pursuant to an amendment to the second amended and restated note purchase agreement (“Amendment 1”), interest payable on the 12% Amended Senior Secured Note on September 30, 2020, December 31,2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31,2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the purchaser, such interest amounts can be converted into shares of the Company’s common stock at the most recently completed equity offer price. In addition, $3,367,090 of principal amount of the Term Note was converted into the Series K Preferred Stock and the maturity date on the balance of the Term Note was changed from March 31, 2021 to March 31, 2022. The aggregate principal amount outstanding as of the issuance date of these consolidated financial statements was $4,294,228 (including payment-in-kind interest of $675,868, which was added to the outstanding note balance).

Payroll Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company received total proceeds of approximately $5.7 million under the note. In accordance with the requirements of the CARES Act, the Company will use proceeds from the note agreement primarily for payroll costs. The note is scheduled to mature on April 6, 2022 and has a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The balance outstanding as of the issuance date of these consolidated financial statements was $5,702,725.

Forgiveness of the note is only available for principal that is used for the limited purposes that qualify for forgiveness under SBA requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. The Company will remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the note interest on forgiven amounts. Requirements for forgiveness, among other requirements, provide for eligible expenditures, necessary records/documentation, or possible reductions of the forgiven amount due to changes in number of employees or compensation.

Liquidating Damages

The Company determined that it is contingently liable for certain for the Registration Rights Damages and Public Information Failure Damages (collectively the “Liquidating Damages”) covering the instruments in the table below, therefore, a contingent obligation (including interest computed at 1% per month based on the balance outstanding for each Liquidating Damages) exist as of the issuance date of these consolidated financial statements as follows:

	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total Liquidating Damages
Registration Rights Damages	$-	$1,386,000	$400,000	$1,786,000
Public Information Failure Damages	120,000	1,155,000	200,000	1,475,000
Accrued interest	13,874	242,873	122,696	379,443
	$133,874	$2,783,873	$722,696	$3,640,443

Sequencing Policy

Based on a preliminary analysis, the Company has determined that it will have authorized and unissued shares of the Company’s common stock available for issuance that it could potentially be required to deliver under its equity contracts as of the issuance date of these consolidated financial statements. This determination was based on the issuance of the aforementioned securities or potentially dilutive securities issued after the year ended December 31, 2018.

On December 18, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares. As a result, as of December 18, 2020, the Company has a sufficient number of authorized but unissued shares of its common stock available for issuance required under all of its securities that are convertible into shares of its common stock.

Coronavirus (COVID-19)

In December 2019, COVID-19 was reported in Wuhan, China. On March 11, 2020, the World Health Organization has declared COVID-19 to constitute a “Public Health Emergency of International Concern.” Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

As a result of these factors the Company experienced a decline in traffic and advertising revenue in the first and second quarters of 2020. The Company implemented cost reduction measures in an effort to offset these declines. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues through the balance of 2020. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels, however, such growth depends on future developments, including the duration of COVID-19, future sport event advisories and restrictions, and the extent and effectiveness of containment actions taken.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted March 27, 2020 . Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. The Company is evaluating the impact of the CARES Act on its consolidated financial statements.

