Form 10-K
period 2019-12-31
theMaven, Inc.
filed 2021-04-09
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of March 31, 2021, the Registrant had 230,202,832 shares of Common Stock outstanding.

Form 10-K

EXPLANATORY NOTE

TheMaven, Inc. (“Maven,” the “Company,” “us,” “we,” or “our”), is filing this comprehensive Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended December 31, 2019 (the “Fiscal Year Period”) and the interim periods for the three months ended March 31, 2019, the three and six months ended June 30, 2019, and the three and nine months ended September 30, 2019 (the “Interim Periods”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Included in this Annual Report are the Company’s audited financial statements and related financial information for the Fiscal Year Period, which have not previously been filed with the Securities and Exchange Commission (the “SEC”). In addition, this Annual Report also includes unaudited quarterly financial statements and related information for the Interim Periods.

We intend to file Quarterly Reports on Form 10-Q for the first, second and third quarters of fiscal 2020 and the Annual Report on Form 10-K for the year ended December 31, 2020 as soon as reasonably practicable.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

We caution investors that any forward-looking statements presented in this Annual Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Certain risks are discussed in this Annual Report and also from time to time in our other filings with the SEC.

This Annual Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report.

This Annual Report is being filed for the fiscal year ended December 31, 2019, as a late report to comply with the reporting obligations applicable to us under the Exchange Act. Unless specifically required to provide information for the fiscal year ended December 31, 2019, by the rules and regulations of the SEC, the discussion of the business of the Company reflects its current assets and current operations. Where the information relates to the fiscal year ended December 31, 2019, or the Interim Periods, we have made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the consolidated financial statements and footnotes accompanying this Annual Report and the other financial information and management’s discussion about the consolidated financial statements relate to the historical periods for the years ended December 31, 2019 and 2018 and the Interim Periods.

Part I

Item 1. Business

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate a significant portion of the media businesses for Sports Illustrated (as defined below), own and operate TheStreet, Inc. (the “TheStreet”), and power more than 250 independent brands including History, Maxim, and Biography. The Maven technology platform (the “Maven Platform”) provides digital publishing, distribution, and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a coalition of independent, professionally managed, online media publishers (each a “Channel Partner”). Each Channel Partner joins the media-coalition by invitation-only and is drawn from premium media brands, professional journalists, subject matter experts and social leaders. Channel Partners publish content and oversee an online community for their respective channels, leveraging our proprietary technology platform to engage the collective audiences within a single network. Generally, Channel Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. When they join, we believe Channel Partners will benefit from the proprietary technology of the Maven Platform, techniques and relationships. Advertising revenue may improve due to the scale we have achieved by combining all Channel Partners onto a single platform and the large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Channel Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Please see “Our Future Business” and “Future Liquidity” for additional important information in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate History

We were originally incorporated in Delaware as Integrated Surgical Systems, Inc. (“Integrated”) in 1990. On July 22, 2016, Amplify Media, Inc. was incorporated in Delaware and on July 27, 2016, it changed its name to Amplify Media Network, Inc. (“Amplify Media Network”). Amplify Media Network changed its name again on October 14, 2016 to TheMaven Network, Inc. (“Maven Network”).

On October 11, 2016, Integrated and Maven Network entered into a share exchange agreement (the “Share Exchange Agreement”), whereby the stockholders of Maven Network agreed to exchange all of the then-issued and outstanding shares of common stock for shares of common stock of Integrated. On November 4, 2016, the parties consummated a recapitalization pursuant to the Share Exchange Agreement and, as a result, Maven Network became a wholly owned subsidiary of Integrated. Integrated changed its name to TheMaven, Inc. on December 2, 2016. On March 5, 2018, TheMaven Network changed its name to Maven Coalition, Inc. (“Maven Coalition 1”).

HubPages Merger

HubPages, Inc., a Delaware corporation (“HubPages”), became our wholly-owned subsidiary pursuant to that certain agreement and plan of merger, dated March 13, 2018 (“Agreement and Plan of Merger”), and as amended by the Amendment to Agreement and Plan of Merger, dated April 25, 2018 (“First Amendment”), the Second Amendment to Agreement and Plan of Merger, dated June 1, 2018 (“Second Amendment”), the Third Amendment to Agreement and Plan of Merger, dated May 31, 2019 (“Third Amendment”), and the Fourth Amendment to Agreement and Plan of Merger, dated December 15, 2020 (the “Fourth Amendment” and, collectively with the Agreement and Plan of Merger, the First Amendment, the Second Amendment, and the Third Amendment, the “HubPages Merger Agreement”) between us, HubPages, and HP Acquisition Co, Inc. (“HPAC”), a wholly-owned subsidiary of ours incorporated in Delaware on March 13, 2018 in order to facilitate the acquisition of HubPages by us. Pursuant to the HubPages Merger Agreement, HPAC merged with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly-owned subsidiary of ours (the “HubPages Merger”). On August 23, 2018, we acquired all the outstanding shares of HubPages pursuant to the HubPages Merger.

Say Media Merger

Say Media, Inc., a Delaware corporation (“Say Media”), became our wholly owned subsidiary pursuant to that certain agreement and plan of merger, dated October 12, 2018 and as amended on October 17, 2018 (collectively, the “Say Media Merger Agreements”) between us, Say Media, SM Acquisition Co., Inc., a Delaware corporation (“SMAC”), which is a wholly owned subsidiary of ours incorporated on September 6, 2018 to facilitate a merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders. Pursuant to the Say Media Merger Agreement, SMAC merged with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly owned subsidiary of ours (the “Say Media Merger”). On December 12, 2018, we acquired all the outstanding shares of Say Media pursuant to the Say Media Merger Agreements.

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

On August 7, 2019, in connection with the TheStreet Merger, we entered into a letter agreement (the “Original Cramer Agreement”) with finance and stock market expert Jim Cramer, who co-founded TheStreet, which sets forth the terms of the Cramer Services to be provided by Mr. Cramer and Cramer Digital, Inc. (“Cramer Digital”), a production company owned and controlled by Mr. Cramer, featuring the digital rights and content created by Mr. Cramer and his team of financial experts. A second letter agreement providing additional terms was entered into on April 16, 2020 (the “Second Cramer Agreement”). We entered into a third letter agreement on January 25, 2021, which extended the notice date to cancel the third year of the term of the Original Cramer Agreement from February 7, 2021 to April 9, 2021 (the “Third Cramer Agreement” and, together with the Original Cramer Agreement and the Second Cramer Agreement, the “Cramer Agreement”).

The Cramer Agreement provides for Mr. Cramer and Cramer Digital to create content for us on each business day during the term of the Cramer Agreement, prepare special content for us, make certain personal appearances and provide other services as reasonably requested and mutually agreed to (collectively, the “Cramer Services”). In consideration for the Cramer Services, we pay Cramer Digital a commission on subscription revenues and net advertising revenues for certain content (the “Revenue Share”). In addition, we pay Cramer Digital approximately $3,000,000 as an annualized guarantee payment in equal monthly draws, recoupable against the Revenue Share. We also issued two options to Cramer Digital pursuant to our 2019 Equity Incentive Plan (the “2019 Plan”). The first option was to purchase up to two million shares of our common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of our common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and we agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the first day of the third year of the term as so extended (the “Trigger Date”). The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date and the 36-month anniversary of the Trigger Date.

In addition, we provide Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that we will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month.

The Sports Illustrated Licensing Agreement

On June 14, 2019, we entered into a licensing agreement (the “Initial Licensing Agreement”), as amended by Amendment No. 1 to Licensing Agreement, dated September 1, 2019 (the “First Amendment”), Amendment No. 2 to Licensing Agreement, dated April 1, 2020 (the “Second Amendment”), and Amendment No. 3 to Licensing Agreement, dated July 28, 2020 (the “Third Amendment” and, together with the Initial Licensing Agreement, First Amendment, and the Second Amendment, the “Sports Illustrated Licensing Agreement”) with ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, pursuant to which we have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated (“Sports Illustrated”) media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands, and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines, and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Sports Illustrated Licensed Brands”).

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

Pursuant to a publicly announced agreement, dated May 24, 2019, between ABG and Meredith Corporation (“Meredith”), an Iowa corporation, Meredith previously operated the Sports Illustrated Licensed Brands under license from ABG (the “Meredith License Agreement”). On October 3, 2019, we, and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement (collectively, the “Transition Agreement”), whereby the parties agreed to the terms and conditions under which Meredith continued to operate certain aspects of the business, and provided certain services during the fourth quarter of 2019 as all activities were transitioned over to us. Through these agreements, we took over operating control of the Sports Illustrated Licensed Brands, and the Transition Agreement was terminated.

Merger of Subsidiaries

On December 19, 2019, our wholly owned subsidiaries, Maven Coalition 1 and HubPages, were merged into another of our wholly owned subsidiaries, Say Media. On January 6, 2020, Say Media changed its name to Maven Coalition, Inc. (the “Maven Coalition”).

Asset Acquisition of Petametrics Inc.

On March 9, 2020, we entered into an asset purchase agreement with Petametrics Inc., doing business as LiftIgniter, a Delaware corporation (“LiftIgniter”), and Maven Coalition, whereby Maven Coalition purchased substantially all the assets of LiftIgniter’s machine learning platform, which personalizes content and product recommendations in real-time. The purchased assets included LiftIgniter’s intellectual property and excluded certain accounts receivable. Maven Coalition also assumed certain of LiftIgniter’s liabilities. The purchase price consisted of: (i) a cash payment of $184,087 on February 19, 2020, in connection with the repayment of certain of its outstanding indebtedness; (ii) a cash payment at closing of $131,202; (iii) collections of certain accounts receivable; (iv) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock; and (v) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock.

Corporate Offices

Our executive offices are located at 225 Liberty Street, 27th Floor, New York, New York 10281. At our California and Seattle locations, we carry out the software development and other operational activities. Our current telephone number is (775) 600-2765.

Capital Restructuring

On October 11, 2016, Integrated and Maven Network entered into the Share Exchange Agreement that provided for each outstanding share of common stock of Maven Network to be converted into 4.13607 shares of our common stock (the “Exchange Ratio”), and for each outstanding warrant and stock option to purchase shares of common stock of Maven Network be cancelled in exchange for a warrant or stock option to purchase shares of our common stock-based on the Exchange Ratio (the “Recapitalization”).

On November 4, 2016, the consummation of the Recapitalization became effective and pursuant to the Recapitalization, we: (i) issued to the stockholders of Maven Network an aggregate of 9,533,355 shares of our common stock; and (ii) issued to MDB Capital Group, LLC (“MDB”), as an advisory fee, warrants to purchase 1,169,607 shares of our common stock. Existing stock options to purchase 175,000 shares of our common stock were assumed pursuant to the Recapitalization.

Business and Technology

We have developed a proprietary online publishing platform that provides Channel Partners the ability to produce and manage editorially focused content and community interaction through tools and services provided by us. We have also developed proprietary advertising technology, techniques and relationships that allow our Channel Partners to monetize online editorially focused content through various display and custom content advertising solutions and services (the “Advertising Solutions” and, together with the Maven Platform, the “Maven Platform Services”).

The Maven Platform launched in “preview” form in May 2017 when the first channels went live and has been substantially enhanced with ongoing development and the integration of three other platform acquisitions. We have incorporated state-of-the-art mobile, video, communications, social, notifications and other technology into the Maven Platform, including modern DevOps processes with continuous integration/continuous deployment and an entirely cloud-based back-end. The software engineering and product development teams are experienced at delivering service at scale. We continue to develop the Maven Platform software by combining proprietary code with components from the open-source community, plus select commercial services as well as identifying, acquiring, and integrating other platform technologies, where we see unique long-term benefits to us.

The Maven Platform Services feature:

1.	Content management, personalized content recommendations, traffic redistribution, hosting and bandwidth;

2.	Video publishing, hosting, and player solution;

3.	Access to site statistics and analytics;

4.	Digital subscriptions and membership with paywalls, exclusive member access, and metering, credit card processing and reporting;

5.	User account management;

6.	User account migration to platform, including emails and membership data;

7.	Technical support team to train and support our Channel Partners and staff (if applicable) on the Maven Platform;

8.	Advertising serving, trafficking/insertion orders, yield management and reporting;

9.	Dedicated customer service and sales center to assist our Channel Partners with premium customer support, sign-ups, cancellations, and “saves”;

10.	Various syndication integrations (e.g., Apple News, Facebook Instant Articles, Google AMP, Google news, and RSS feeds);

11.	Structured data objects (i.e., structured elements such as recipes or products); and

12.	Other features as added to the Maven Platform from time to time.

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

Our Channel Partners use the Maven Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions between partner agreements between each of our Channel Partners and us (the “Partnership Agreements”). Pursuant to the Partnership Agreements, we and our Channel Partners split revenue generated from the Maven Platform Services used in connection with our Channel Partner’s content based on certain metrics such as whether the revenue was from direct sales, whether revenue was generated by our Channel Partner or us, whether the revenue was generated in connection with a Membership, whether based on standalone or bundled subscriptions and whether the revenue was derived from affiliate links.

Subject to the terms and conditions of each Partnership Agreement and in exchange for the Maven Platform Services, our Channel Partners grant us, for so long as our Channel Partner’s assets are hosted on the Maven Platform, (i) exclusive control of ads.txt with respect to our Channel Partner’s domains and (ii) the exclusive right to include our Channel Partner’s website domains and related URLs in our network in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen and/or other similar measuring services selected by us. As such, the Maven Platform serves as the primary digital media and social platform with respect to each of our Channel Partners’ website domains during the applicable term of each Partnership Agreement.

Our Brands and Growth Strategy

Our growth strategy is to continue to expand the coalition by adding new Channel Partners in key verticals that management believes will expand the scale of unique users interacting on the Maven Platform. In each vertical, we seek to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Channel Partners and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Maven Platform.

Maven

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate, and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 250 independent brands including History, Maxim, and Biography. These brands range from individual thought-leaders to world-leading independent publishers, operating on the Maven Platform, a shared digital publishing, monetization, and distribution platform.

Sports Illustrated

We assumed management of certain Sports Illustrated media assets (pursuant to the Sports Illustrated License Agreement) on October 4, 2019. Sports Illustrated is owned by ABG, a brand development, marketing, and entertainment company that owns a global portfolio of media, entertainment, and lifestyle brands. Since assuming management of the Sports Illustrated media assets, we have implemented significant changes to rebuild the historic brand and beacon of sports journalism, to evolve and expand the business, and to position it for growth and continued success going forward.

TheStreet and Cramer Digital

TheStreet is a leading financial news and information provider to investors and institutions worldwide and has produced business news and market analysis for individual investors for more than 20 years. TheStreet brings its editorial tradition, strong subscription platform, and valuable membership base to us, and benefits from our mobile-friendly CMS, social, video, and monetization technology.

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

Intellectual Property

We have seven patent registrations in the United States in connection with our technology. All of our patent registrations are owned by Maven Coalition.

Maven and Key Design

We currently have trademark registrations directed to our primary key design logo and the MAVEN name in the United States, Australia, China, the European Union (the “EU”), India, and New Zealand, as well as international Madrid Protocol registrations. We have trademark applications directed to our primary key design logo and the MAVEN name pending in Japan and Canada.

Moreover, we have a United States trademark registration for the word mark MAVEN COALITION, a EU trademark registration for the word mark THEMAVEN, and a United States trademark registration for the word mark A MAVEN CHANNEL. We have trademark applications for the word mark A MAVEN CHANNEL pending in Australia, Canada, the EU, the United Kingdom, Mexico, and New Zealand, as well as a pending international Madrid Protocol application.

We have a trademark registration for the word mark BULL MARKET FANTASY in the United States and a trademark application for BULL MARKET FANTASY pending in Canada. We have trademark applications for the word marks SPORTSLIGHTNING and STREETLIGHTNING pending in the United States.

TheStreet

We have a trademark registration for the word marks THE STREET, THESTREET, THESTREET.COM, and the related design in the United States. We have a trademark registration for the word marks ALERTS PLUS, ALPHA RISING, BANKING MY WAY, INCOME SEEKER, and REALMONEY in the United States.

HubPages

We have trademark registrations for the word mark HUBPAGES in the United States, Australia, China, the EU, Japan, the Republic of Korea, Canada, Hong Kong, New Zealand, India, Peru, South Africa, Argentina, Brazil, Colombia, Indonesia, Mexico, and the Philippines, as well as an international Madrid Protocol registration.

We continue to file updated trademark applications to reflect our branding evolution and intend to continue strengthening our trademark portfolio as financial resources permit.

Our Channel Partners and Licensing

In connection with our Partnership Agreements and any other applicable agreements between us and our Channel Partners, (i) we and our affiliates own and retain (a) all right, title, and interest in and to the Maven Platform, Advertising Solutions and data collected by us, and (b) we and our licensors’ trademarks and branding and all software and technology we use to provide and operate the Maven Platform and Advertising Solutions, and (ii) each Channel Partner owns and retains (a) all right, title, and interest in and to the Channel Partner’s assets, content, and data collected by Channel Partner and (b) each Channel Partner’s trademarks and branding.

Seasonality

We expect to experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Competition

Currently, we believe that there are dozens of competitors delivering niche media content on the web and on mobile devices and an even broader array of general media companies and major media brands. All those competitors use mobile alerts, invest heavily in video, and leverage social media. We believe that we have developed distribution, production, and technology tactics that are superior because our management team’s tactics in the past with prior companies have proven to be highly engaging and effective for our particular model, which organizes channels into interest groups, led by key brands, such as Sports Illustrated in the sports vertical and TheStreet.com in the finance vertical.

The web provides unlimited access to the market by niche or general media companies, so there are a large number and variety of direct competitors of ours competing for audience and ad and membership dollars. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with us in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those market more effectively. The following is a list of possible competitors and their respective categories:

●	Vice, Buzzfeed, Business Insider, et al. – niche content, leverages social, mobile, and video, and competes for ad dollars;

●	Fortune, CNN, ESPN, Yahoo!, Google, et al. – general content, major media companies, and competes for ad dollars;

●	WordPress, Medium, RebelMouse, Arc – content management software, open to all including experts and professionals, and competes for publishers;

●	Leaf Group Ltd. and Future PLC – competes for partners and ad dollars;

●	YouTube, Twitter, Facebook, Reddit – social platforms open to all including experts and professionals; and

●	Affiliate networks such as Liberty Alliance – competes for ad dollars.

We believe that we compete on the basis of our technology, substantial scale in traffic, ease of use, recognized lead media brands, and platform evolution through a continuing development and acquisition program. We believe that our scale, methods, technology and experience enable us to compete for a material amount of market share of media dollars and membership revenue.

Government Regulations

Our operations are subject to a number of United States federal and state laws and regulations that involve privacy, rights of publicity, data protection, content regulation, intellectual property, or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.

A number of government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. All states have enacted some form of data privacy legislation, including data security and breach notification laws in all 50 states, and some form of regulation regarding the collection, use and disclosure of personal information at the federal level and in several states. California has been the most active in the area of consumer privacy legislation, including passing a comprehensive law requiring transparency, access, and choice known as the California Consumer Privacy Act of 2018 (the “CCPA”), which was amended in November 2020 by a ballot measure known as the California Privacy Rights Act (the “CPRA”). The CCPA went into effect January 1, 2020, with enforcement having begun in June 2020. The CPRA goes into effect over time, with enforcement to begin July 2023. Other states are also considering comprehensive consumer privacy legislation. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering laws for or have enacted laws about information security, which may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of those states. Data privacy and information security legislation is also being considered at the federal level, concerning the privacy of individuals and use of internet and marketing information. In the United States, the Federal Trade Commission (“FTC”) and attorneys general in several states have oversight of business operations concerning the use of personal information and breaches of the privacy laws under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company discloses all material practices and fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by it, and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. The California Attorney General has begun aggressively investigating companies, especially those with websites, with respect to CCPA compliance and these investigations reportedly include inquiries into issues for which there has not yet been clear guidance issued by the state, such as regarding third party cookies that collect personal information from users when they visit our and other websites.

We review our privacy policies and overall operations on a regular basis to ensure compliance with applicable United States federal and state laws, and to the extent applicable, any foreign laws. We launched a CCPA compliance program in January 2020 and at the end of 2020 reviewed the program and made adjustments to our privacy notice and compliance program practices to account for our evolving practices and the new CCPA regulations, which were promulgated in July 2020 and continue to be subject to ongoing rulemaking. We believe the position we take regarding various CCPA issues, including third party cookies, is based on sound and good faith interpretations of the law based on consultation with legal counsel. However, there are conflicting interpretations of the law that have been adopted by various parties in the digital media industry, and given the lack of guidance to date on many of these issues, our compliance posture on some issues might not be accepted by the State of California.

In addition to the laws of the United States, we may be subject to foreign laws regulating web sites and online services, and the laws in some jurisdictions outside of the United States are stricter than the laws in the United States. For instance, in May 2018, the General Data Protection Regulation (the “GDPR”) went into effect in the EU and European Economic Area and Switzerland. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that include significant penalties for non-compliance. In addition, some EU countries are considering or have passed legislation implementing additional data protection requirements or requiring local storage and processing of personal data or similar requirements that could increase the cost and complexity of delivering our services. How the GDPR will be fully applied to online services, including cookies and digital advertising, is still being determined through ongoing rulemaking and evolving interpretation by applicable authorities. We operate a GDPR compliance program that we believe, based on our good faith interpretation of the GDPR in consultation with counsel, is consistent with our obligations under that law. The highest court in the EU recently ruled that the United States/EU Privacy Shield was inadequate under GDPR and questioned the viability or legality of any EU to United States personal data transfer methods. We are working to address this issue, for instance, including standard contractual clauses as part of our Data Processing Agreements, and we continue to monitor the development of EU to United States personal data transfer methods and the law relating thereto.

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

Legislation concerning the above described online activities has either been enacted or is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. United States law offers limited safe harbors and immunities to publishers for certain liability arising out of user-posted content, but other countries do not. Further, there are a number of legislative proposals in the United States, and internationally, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties and liability for defamation or other claims arising out of user-posted content. Our business could be negatively impacted if applicable laws subject us to greater regulation or risk of liability.

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

Employees

Our total number of employees as of March 22, 2021 was 306, of which 299 were full-time employees.

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

RISKS RELATED TO OUR BUSINESS AND OUR FINANCIAL CONDITION

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”). An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread globally. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses have limited non-essential work activity, furloughed, and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

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

Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations. At December 31, 2019, we had cash of approximately $8.9 million. From January 1, 2020 through the issuance date of our accompany consolidated financial statements, we raised aggregate net proceeds of approximately $43.1 million through various debt and preferred stock private placements. As of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued, we had cash of approximately $5.1 million. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Future Liquidity,” for additional information. We have seen stabilization in our markets since the spring and believe that based on our current assessment of the impact of COVID-19, we have sufficient resources to fully fund our business operations through 12 months from the issuance date of our accompanying consolidated financial statements. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on our financial performance and the potential that our traffic and advertising revenue becomes destabilized again, we may require additional capital. We have not had difficulties accessing the capital markets during 2020, however, due to the uncertainty surrounding COVID-19, we may experience difficulties in the future.

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

We have incurred losses since our inception, have yet to achieve profitable operations, and anticipate that we will continue to incur losses for the foreseeable future. We have had losses from inception, and as a result, have relied on capital funding or borrowings to fund our operations. Our accumulated deficit as of December 31, 2019 was approximately $73.6 million. We have not issued our financial statements for any periods during fiscal 2020. While we anticipate generating profits in fiscal 2021, the uncertainty surrounding the COVID-19 pandemic yields some doubt as to our ability to do so and could require us to raise additional capital. We cannot predict whether we will be able to continue to find capital to support our business plan if the negative effects of the COVID-19 pandemic continue longer than anticipated.

We identified material weaknesses in our internal control over financial reporting. If we do not adequately address these material weaknesses or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected. As disclosed under Item 9A, Controls and Procedures, of this Annual Report, our management has identified material weaknesses in our internal control over financial reporting at December 31, 2019 and we expect to identify material weaknesses in our internal controls over financial reporting at December 31, 2020. We expect to have remediated our material weaknesses in our internal control over financial reporting during the quarter ending June 30, 2021. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of these material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weaknesses or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition, and results of operations.

As of the date of filing this Annual Report, we currently lack certain internal controls over our financial reporting. While we have three independent directors serving on our board of directors (our “Board”), have added to our accounting staff, and have hired a new Chief Technology Officer, we are implementing such controls at this time. The lack of such controls makes it difficult to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

We may have difficulty managing our growth. We have added, and expect to continue to add, channel partner and end-user support capabilities, to continue software development activities, and to expand our administrative operations. In the past two years, we have entered into multiple strategic transactions. These strategic transactions, which have significantly expanded our business, have and are expected to place a significant strain on our managerial, operational, and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service, and financial systems, procedures and controls and expand, train, and manage our growing employee base. We also will be required to expand our finance, administrative, technical, and operations staff. There can be no assurance that our current and planned personnel, systems, procedures, and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate, and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

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

The occurrence of any of these or other factors could result in a reduction in demand for advertisements, which may reduce the prices we receive for our advertisements or cause advertisers to stop advertising with us altogether, either of which would negatively affect our business, financial condition, and results of operations.

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

Our revenues could decrease if the Maven Platform does not continue to operate as intended. The Maven Platform performs complex functions and is vulnerable to undetected errors or unforeseen defects that could result in a failure to operate or inefficiency. There can be no assurance that errors and defects will not be found in current or new products or, if discovered, that we will be able to successfully correct them in a timely manner or at all. The occurrence of errors and defects could result in loss of or delay in revenue, loss of market share, increased development costs, diversion of development resources and injury to our reputation or damage to our efforts to expand brand awareness.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. Our growth will depend in part on the ability of our users and Channel Partners to access the Maven Platform at any time and within an acceptable amount of time. We believe that the Maven Platform is proprietary and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that the Maven Platform may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Maven Platform software simultaneously, denial of service attacks, or other security related incidents. We may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain and/or improve our performance, especially during peak usage times and as the Maven Platform becomes more complex and our user traffic increases. If the Maven Platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, the Partnership Agreements with our Channel Partners include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the Maven Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

We operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities. We rely on software and services licensed from, and cloud platforms provided by, third parties in order to offer our digital media services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our business. Any damage to, or failure of, these third-party systems generally could result in interruptions in the availability of our digital media services. As a result of this third-party reliance, we may experience the aforementioned issues, which could cause us to render credits or pay penalties, could cause our Channel Partners to terminate their contractual arrangements with us, and could adversely affect our ability to grow our audience of unique visitors, all of which could reduce our ability to generate revenue. Our business would also be harmed if our users and potential users believe our product and services offerings are unreliable. In the event of damage to, or failure of, these third-party systems, we would need to identify alternative channels for the offering of our digital media services, which would consume substantial resources and may not be effective. We are also subject to certain standard terms and conditions with Amazon Web Services and Google Cloud related to data storage purposes. These providers have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with Amazon Web Services, Google Cloud, and other third-party suppliers is critical to our success.

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

Malware, viruses, hacking attacks, and improper or illegal use of the Maven Platform could harm our business and results of operations. Malware, viruses, and hacking attacks have become more prevalent in our industry and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Any failure to detect such attack and maintain performance, reliability, security and availability of products and technical infrastructure to the satisfaction of our users may also seriously harm our reputation and our ability to retain existing users and attract new users.

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

If we are unable to protect our intellectual property rights, our business could suffer. Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of the Maven Platform’s features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that the Maven Platform will be protectable by patents, but if they are, any efforts to obtain patent protection that is not successful may harm our business in that others will be able to use our technologies. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact any patent rights that we may obtain. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. If we resort to legal proceedings to enforce our intellectual property rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations. Our business, profitability and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

We could be required to cease certain activities and/or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights. Some of our competitors, and other third parties, may own technology patents, copyrights, trademarks, trade secrets and website content, which they may use to assert claims against us. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel.

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

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, monetary penalties or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. Many of these laws and regulations are still evolving and could be interpreted or applied in ways that could limit or harm our business, require us to make certain fundamental and potentially detrimental changes to the products and services we offer, or subject us to claims. For example, laws relating to the liability of providers of online services for activities of their users and other third-parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, there have been calls by members of Congress, from both parties, to limit the scope of the current immunities and safe harbors afforded online publishers with regard to user content and communications under the federal Digital Millennium Copyright Act and the federal Communications Decency Act. Any material reduction of those protections would make us more vulnerable to third party claims arising out of user content published by our online services.

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

Government regulations may increase our costs of doing business. The adoption or modification of laws or regulations relating to online media, communities, commerce, security and privacy could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, security, libel, consumer protection, and taxation apply. Laws and regulations directly applicable to Internet activities are becoming more diverse and prevalent in all global markets. We must comply with regulations in the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of Internet content, commerce and communities may prompt calls for more stringent consumer protection laws, privacy laws and data protection laws, both in the United States and abroad, as well as new laws governing the taxation of these activities. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results, and financial condition.

We may face lawsuits or incur liabilities in the future in connection with our businesses. In the future, we may face lawsuits or incur liabilities in connection with our businesses. For example, we could face claims relating to information that is published or made available on the Maven Platform. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights and rights of publicity and privacy. We might not be able to monitor or edit a significant portion of the content that appears on the Maven Platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business could be seriously harmed.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

There may be no liquid market for our common stock. We provide no assurances of any kind or nature whatsoever that an active market for our common stock will ever develop. There has been no sustained activity in the market for our common stock. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our common stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in us for an indefinite period of time. Even if an active trading market develops over time, we cannot predict how liquid that market might become. Our common stock is quoted on the OTC Markets Group, Inc.’s (the “OTCM”) Pink Open Market (the “OTC Pink”). Trading in stock quoted on over-the-counter markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations or those of our competitors;
●	Announcements by us or our competitors of acquisitions, new products and services, significant contracts, commercial relationships, or capital commitments;
●	Disruption or substantive changes to our operations, including the impact of the COVID-19 pandemic;
●	Variations in our sales and earnings from period to period;
●	Commencement of, or our involvement in, litigation;
●	Any major change in our board or management;
●	Changes in governmental regulations or in the status of our regulatory approvals; and
●	General market conditions and other factors, including factors unrelated to our own operating performance.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources, and may divert management’s attention. We are a public reporting company subject to the information and reporting requirements of the Exchange Act, the Sarbanes-Oxley Act (“Sarbanes”), and other applicable securities rules and regulations. Complying with these rules and regulations have caused us and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We are not current in our SEC filings and the cost of completing historical filings in addition to maintaining current financial reporting has been, and will continue to be, a financial burden for us. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that Sarbanes requires publicly traded companies to obtain. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in the likelihood of increased threatened or actual litigation, including by competitors and other third parties. Compliance with these additional requirements may also divert management’s attention from operating our business. Any of these may adversely affect our operating results.

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

Because we are subject to the “penny stock” rules and regulations, the level of trading activity in our common stock is limited, and our stockholders may have difficulties selling their shares. SEC regulations define penny stocks to be any non-exchange equity security that has a market price of less than $5.00 per share, subject to certain exemptions. The regulations of the SEC promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock. There can be no assurance that our common stock will qualify for exemption from the penny stock rules. In any event, even if our common stock were exempt from the penny stock rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock.

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

	Common Stock
	(MVEN)
	High	Low
2021
First Quarter (1)	$0.95	$0.42
2020
First Quarter	$0.99	$0.31
Second Quarter	$0.80	$0.30
Third Quarter	$1.12	$0.50
Fourth Quarter	$0.90	$0.50
2019
First Quarter	$0.75	$0.40
Second Quarter	$0.70	$0.37
Third Quarter	$1.00	$0.50
Fourth Quarter	$0.94	$0.56
2018
First Quarter	$2.57	$1.26
Second Quarter	$1.75	$1.00
Third Quarter	$1.30	$0.43
Fourth Quarter	$0.81	$0.25

(1)	Through March 22, 2021.

Holders

As of March 22, 2021, there were approximately 212 holders of record of our common stock. We believe that there are additional holders of our common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders. As of such date, 230,202,832 shares of our common stock were issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Subsequent to the end of fiscal 2019, on December 15, 2020, we entered into the Fourth Amendment, pursuant to which we agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of our officers, and his spouse, an aggregate of approximately 44,356 shares of our common stock at a price of $4 per share each month for a period of 24 months. The details of these repurchases are as follows:

Period	(a) Total number of shares (or units purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units that may yet be purchased under the plans or programs
January 4, 2021	44,356	$4.00	-	-
February 2, 2021	44,356	$4.00	-	-
March 2, 2021	44,356	$4.00	-	-

Recent Sales of Unregistered Securities

On January 11, 2021, we issued 312,500 shares to Whisper Advisors, LLC as payment for services provided pursuant to that certain Services Agreement dated December 22, 2020. The shares had a fair market value of $125,000. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Any other securities that we sold that were not registered under the Securities Act during the previous three years have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report includes, in one comprehensive filing, the business and financial information for the Fiscal Year Period (i.e., the year ended December 31, 2019), as well as for the Interim Periods (i.e., the three months ended March 31, 2019, the three and six months ended June 30, 2019, and the three and nine months ended September 30, 2019). Therefore, this Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an analysis of the financial condition and results of operations for the Fiscal Year Period and the Interim Periods. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Please see “Our Future Business” and “Future Liquidity” for additional important information.

Overview

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 250 independent brands including History, Maxim, and Biography. The Maven Platform provides digital publishing, distribution and monetization capabilities to our own Sports Illustrated and TheStreet media businesses as well as to the Channel Partners. Generally, the Channel Partners are independently owned strategic partners who receive a share of revenue from the interaction with their content. They also benefit from our membership marketing and management systems to further enhance their revenue.

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

Liquidity and Capital Resources

As of December 31, 2019, our principal sources of liquidity consisted of cash of approximately $8.9 million. As of the issuance date of our consolidated financial statements for the year ended December 31, 2019, we had also received funds from loan proceeds of approximately $17.6 million from additional resources, including proceeds under our working capital facility with FPP Finance LLC (“FastPay”), a delayed draw loan, and payroll protection program loan, all of which are discussed in greater detail below in the section entitled “Future Liquidity.”

We continued to be focused on growing our existing operations and seeking accretive and complementary strategic acquisitions as part of our growth strategy. We believed, that with additional sources of liquidity and the ability to raise additional capital or incur additional indebtedness to supplement our then internal projections, we would be able to execute our growth plan and finance our working capital requirements.

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of December 31, 2019 and 2018 was as follows:

	As of December 31,
	2019	2018
Current assets	$48,160,360	$9,533,342
Current liabilities	(87,541,031)	(21,536,090)
Working capital deficit	(39,380,671)	(12,002,748)

As of December 31, 2019, we had a working capital deficit of approximately $39.4 million, consisting of approximately $48.2 million in total current assets and approximately $87.5 million in total current liabilities. Included in current assets as of December 31, 2019 was approximately $0.6 million of restricted cash. Also included in our working capital deficit was non-cash current liabilities, consisting of approximately $1.6 million of warrant derivative liabilities and approximately $13.5 million of embedded derivative liabilities, leaving a working capital deficit that required cash payments of approximately $24.9 million. As of December 31, 2018, we had a working capital deficit of approximately $12.0 million, consisting of approximately $9.5 million in total current assets and approximately $21.5 million in total current liabilities.

Our cash flows during the years ended December 31, 2019 and 2018 consisted of the following:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(56,954,306)	$(7,417,680)
Net cash used in investing activities	(19,019,191)	(23,589,027)
Net cash provided by financing activities	82,919,298	29,914,747
Net (decrease) increase in cash, cash equivalents, and restricted cash	$6,945,801	$(1,091,960)
Cash, cash equivalents, and restricted cash, end of year	$9,473,090	$2,527,289

For the year ended December 31, 2019, net cash used in operating activities was approximately $57.0 million, consisting primarily of approximately $54.7 million used in cash for general and administrative expenses, as compared to the year ended December 31, 2018, where net cash used in operating activities was approximately $7.4 million, consisting primarily of approximately $7.1 million for general and administrative expenses.

For the year ended December 31, 2019, net cash used in investing activities was approximately $19.0 million, consisting primarily of approximately $16.3 million for acquisition of businesses (which included the recognition of approximately $4.4 million for developed technology, approximately $2.6 million for the trade name, approximately $2.2 million for subscriber relationships, approximately $2.2 million for advertiser relationships, and approximately $1.1 million for databases acquired in TheStreet Merger), and approximately $2.5 million for our capitalized Maven Platform development. For the year ended December 31, 2018, net cash used in investing activities was approximately $23.6 million, consisting primarily of approximately $18.0 million for acquisition of businesses (which included the recognition of approximately $6.7 million for developed technology and approximately $0.3 million for the trade name in connection with the HubPages Merger, and the recognition of approximately $8.0 million for developed technology, approximately $0.5 million for trade name, and approximately $0.5 million for noncompete agreement in connection with the Say Media Merger), approximately $3.4 million from promissory notes proceeds, and approximately $2.2 million for our capitalized platform development.

For the year ended December 31, 2019, net cash provided by financing activities was approximately $82.9 million, consisting of: (i) approximately $36.1 million in net proceeds from the issuance of Series I Convertible Preferred Stock (“Series I Preferred Stock”) and Series J Convertible Preferred Stock (“Series J Preferred Stock”) (for additional information see below); (ii) $2.0 million in gross proceeds from 12% senior secured subordinated convertible debentures (referred to herein as the “12% convertible debentures”) (for additional information, see Note 17, Convertible Debt, in our accompanying consolidated financial statements); and (iii) $44.9 million in net debt financings, consisting of (x) $46.5 million in net proceeds from issuance of 12% senior secured notes, less repayments of long-term debt and debt issuance costs; offset by (y) approximately $0.4 million in repayment of officer promissory notes; (y) approximately $0.3 million in payments for taxes relating to repurchase of restricted shares; and (z) approximately $1.0 million in repayments of our line of credit. For the year ended December 31, 2018, net cash provided by financing activities was approximately $29.9 million, consisting of: (i) approximately $12.3 million in net proceeds from the issuance of Series H Convertible Preferred Stock (“Series H Preferred Stock”); (ii) approximately $1.3 million in net proceeds from the issuance of our common stock in a private placement; (iii) approximately $16.6 million in proceeds, less repayments, from 8% promissory notes, 10% convertible debentures, 10% original issue discount senior secured convertible debentures (referred to herein as the “10% OID convertible debentures”), and 12% senior convertible debentures; and (iv) approximately $0.7 million in net proceeds from promissory notes issued in favor of certain of our officers, less approximately $1.0 million in repayments under our factoring facility with Sallyport.

Net proceeds from issuance of our convertible preferred stock (as further described in Note 19, Preferred Stock, in our accompanying consolidated financial statements) consisted of the following:

Series I Preferred Stock. On June 28, 2019, we issued shares of our Series I Preferred Stock pursuant to a securities purchase agreement entered into with certain accredited investors. In accordance with the securities purchase agreement, we issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23.1 million used for working capital and general corporate purposes. Each share of Series I Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to certain conditions.

The shares of Series I Preferred Stock were subject to limitations on conversion into shares of our common stock until the date an amendment to our certificate of incorporation was filed and accepted with the State of Delaware that increased the number of authorized shares of our common stock to at least a number permitting all the Series H Preferred Stock and Series I Preferred Stock to be converted in full. On December 18, 2020, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), to increase the number of authorized shares of our common stock. Accordingly, we do not have any shares of our Series I Preferred Stock currently outstanding. Please see Note 20, Stockholders’ Equity, in our accompanying consolidated financial statements for addition information.

Series J Preferred Stock. On October 7, 2019, we issued shares of our Series J Preferred Stock pursuant to a securities purchase agreement with certain accredited investors. In accordance with the securities purchase agreement, we issued an aggregate of 20,000 shares of Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20.0 million, and after principal and interest of $5.0 million from the 12% senior secured notes were converted into shares of our Series J Preferred Stock, we received net proceeds of $15.0 million, which we used for working capital and general corporate purposes. Each share of Series J Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to certain conditions.

The shares of Series J Preferred Stock were subject to limitations on conversion into shares of our common stock until the date an amendment to our certificate of incorporation was filed and accepted with the State of Delaware that increases the number of authorized shares of our common stock to at least a number permitting all the Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock to be converted in full. On December 18, 2020, in connection with the filing of a Certificate of Amendment, we increased the number of authorized shares of our common stock. Accordingly, we do not have any shares of our Series J Preferred Stock currently outstanding. Please see Note 20, Stockholders’ Equity, in our accompanying consolidated financial statements for additional information.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had revenues of approximately $53.2 million during fiscal 2019, and have experienced recurring net losses from operations and negative operating cash flows. Consequently, we were dependent upon continued access to funding and capital resources from both new investors and related parties. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our growth plan and plan of operations. These financings may include terms that may be highly dilutive to existing stockholders.

Future Liquidity

From January 1, 2020 to the issuance date of our accompanying consolidated financial statements for the Fiscal Year Period and the Interim Periods, we continued to incur operating losses and negative cash flow from operating and investing activities. We have raised $23.7 million in net proceeds pursuant to the sale and issuances of Series H Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, and Series K Convertible Preferred Stock (the “Series K Preferred Stock”) and $17.6 million in various debt financings. Noteholders also converted our 12% convertible debentures representing an aggregate of approximately $18.1 million of the then-outstanding principal and accrued but unpaid interest, with the remaining noteholders holding our 12 convertible debentures representing an aggregate of approximately $1.1 million of outstanding principal and accrued interest were not converted and, instead, such amounts were repaid in cash to such noteholders. We also entered into an Exchange Agreement with a former officer pursuant to which, the parties agreed that in exchange of $0.4 million of outstanding principal and accrued but unpaid interest under certain officer promissory notes we would issue to him shares of our Series H Preferred Stock. Our cash balance as of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued was approximately $5.1 million. Summarized below are the additional debt financings and/or issued equity securities through the issuance of our consolidated financial statements.

Equity Financings

Included in the $23.7 million of equity financings (see Note 28, Subsequent Events, in our accompanying consolidated financial statements for further details) are the following:

Series H Preferred Stock. Between August 14, 2020 and August 20, 2020, we entered into several securities purchase agreements for the sale of Series H Preferred Stock with certain accredited investors, pursuant to which we issued an aggregate of 108 shares (after we rescinded the issuance of 2,145 shares that were deemed null and void and repaid to certain holders on October 28, 2020), at a stated value of $1,000 per share, initially convertible into 327,273shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of approximately $130,000 for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series H Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of our common stock until the date an amendment to our certificate of incorporation was filed and accepted with the State of Delaware that increases the number of authorized shares of our common stock to at least a number permitting all the Series H Preferred Stock to be converted in full. On December 18, 2020, we filed the Certificate of Amendment to increase the number of authorized shares of our common stock.

Series J Preferred Stock. On September 4, 2020, we closed on a Series J Preferred Stock issuance with two accredited investors, pursuant to which we issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 15,000,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70, for aggregate gross proceeds of $6.0 million for working capital and general corporate purposes.

On December 18, 2020, in connection with the filing of the Certificate of Amendment to increase the number of authorized shares of our common stock, the then-outstanding shares of Series J Preferred Stock automatically converted into shares of our common stock. Accordingly, we do not have any shares of our Series J Preferred Stock currently outstanding.

Series K Preferred Stock. On October 22, 2020, 20,000 shares of our preferred stock were designated by our Board as Series K Preferred Stock. Between October 23, 2020 and November 11, 2020, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of approximately $18.0 million. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series K Preferred Stock is entitled to vote on an as-if-converted to common stock basis, subject to other certain conditions.

In consideration for its services as placement agent, we paid B. Riley FBR, Inc. (“B. Riley FBR”) a cash fee of $400,500. We used approximately $3.4 million of the net proceeds from the financing to partially repay the Term Note (as defined below) and used approximately $2.6 million for payment on a prior investment, with the remainder of approximately $12.0 million for working capital and general corporate purposes.

On December 18, 2020, in connection with the filing of the Certificate of Amendment to increase the number of authorized shares of our common stock, the then-outstanding shares of Series K Preferred Stock automatically converted into shares of our common stock. Accordingly, we do not have any shares of our Series K Preferred Stock currently outstanding.

Debt Financings

Included in the $16.8 million of debt financings (see Note 28, Subsequent Events, in our accompanying consolidated financial statements for additional information) are the following:

Amended and Restated 12% Senior Secured Notes. On February 27, 2020, we entered into a second amendment to the amended and restated note purchase agreement (the “Second Amendment to A&R NPA”), which further amended the amended and restated note purchase agreement, dated as of June 14, 2019 (the “A&R NPA”), with one accredited investor, BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”). The Second Amendment to A&R NPA further amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to the Second Amendment to A&R NPA, we replaced our previous $3.5 million working capital facility with Sallyport with a new $15.0 million working capital facility with FastPay; and (ii) BRF Finance issued a letter of credit in the amount of approximately $3.0 million to our landlord for our lease of the premises located at 225 Liberty Street, 27th Floor, New York, New York 10281. All borrowings under the amended and restated 12% senior secured notes are collateralized by substantially all assets of the Company.

On March 24, 2020, we entered into a second amended and restated note purchase agreement (the “Second A&R NPA”) with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent for the purchasers, which further amended and restated the Second Amendment to A&R NPA. Pursuant to the Second A&R NPA, interest on amounts outstanding under the existing 12% senior secured notes with respect to (i) interest that was payable on such notes on March 31, 2020 and June 30, 2020, and (ii) at our option, with the consent of requisite purchasers, interest that was payable on such on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, would be payable in-kind in arrears on the last day of such applicable fiscal quarter.

On October 23, 2020, we entered into Amendment No. 1 to the Second A&R NPA with BRF Finance (“Amendment 1”), pursuant to which the maturity date of the 12% senior secured notes was changed to December 31, 2022 or an earlier date if the obligations have been accelerated pursuant to and in accordance with the terms of Amendment 1. Pursuant to Amendment 1, interest payable on the existing 12% senior secured notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of common stock, all such interest amounts can be paid in shares of our common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock (or $0.40).

The balance outstanding under our amended and restated 12% senior secured notes as of the issuance date of our consolidated financial statements for the year ended December 31, 2019 was approximately $56.3 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $4.2 million that we were permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $3.3 million).

FastPay Credit Facility. On February 6, 2020, we entered into a financing and security agreement with FastPay, pursuant to which FastPay extended a $15.0 million line of credit for working capital purposes secured by a first lien on all of our cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. This line of credit was amended by that certain first amendment to financing and security agreement dated March 24, 2020 to permit us to amend and restate the 12% senior secured notes. The aggregate principal amount outstanding, plus accrued and unpaid interest, as of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2019 was approximately $5.0 million.

Sallyport Credit Facility. As of December 31, 2019, we no longer could borrow under our factoring facility with Sallyport and it was effectively closed effective January 30, 2020. As of May 4, 2020, all amounts owed to us by Sallyport were paid and there was no balance outstanding under the facility.

Delayed Draw Term Note. Pursuant to the Second A&R NPA, we agreed to issue, at BRF Finance’s option, a 15% delayed draw term note (the “Term Note”), in the aggregate principal amount of $12.0 million to the investor. On March 24, 2020, we drew down approximately $6.9 million under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of approximately $0.7 million, and other of its legal fees and expenses that we incurred, we received net proceeds of $6.0 million. The net proceeds were used by us for working capital and general corporate purposes. Additional borrowings under the Term Note requested by us may be made at the option of the purchasers. Up to $8.0 million in principal amount under the Term Note was originally due on March 31, 2021. Interest on amounts outstanding under the Term Note was payable in-kind in arrears on the last day of each fiscal quarter.

Pursuant to the terms of Amendment 1, the maturity date was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that BRF Finance, as holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to the Conversion Portion (as defined in Amendment 1) of the Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of our common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of our common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock (or $0.40).

As of March 22, 2021, approximately $3.4 million, including approximately $3.3 million of principal amount of the Term Note and approximately $0.7 million of accrued interest, had been converted into shares of our Series K Preferred Stock. The aggregate principal amount outstanding under the Term Note as of March 22, 2021 was approximately $4.3 million (including payment of in-kind interest of approximately $0.7 million, which was added to the outstanding Term Note balance).

Payroll Protection Program Loan. On April 6, 2020, we issued a note in favor of JPMorgan Chase Bank, N.A., pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). We received total proceeds of approximately $5.7 million under the note. In accordance with the requirements of the CARES Act, we will use proceeds from the note primarily for payroll costs. The note is scheduled to mature on April 6, 2022 and has a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The balance outstanding as of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2019 was approximately $5.7 million.

The note is eligible for partial forgiveness for the principal amounts that are used for the limited purposes that qualify for forgiveness under SBA requirements. In order to obtain forgiveness, we must request it and must provide documentation in accordance with the SBA requirements, and certify that the amounts we are requesting to be forgiven qualify under those requirements. We will remain responsible under the note for any amounts not forgiven, and that interest payable under the note will not be forgiven but that the SBA may pay the note interest on forgiven amounts. Requirements for forgiveness, among other requirements, provide for eligible expenditures, necessary records/documentation, or possible reductions of the forgiven amount due to changes in number of employees or compensation. It is our expectation that 100% of the principal amount of the note will be forgiven; however, no assurance to this effect can be given.

12% Convertible Debentures. On December 31, 2020, noteholders converted the 12% convertible debentures representing an aggregate of approximately $18.1 million of the then-outstanding principal and accrued but unpaid interest into 53,887,470 shares of our common stock at effective conversion per-share prices ranging from $0.33 to $0.40. Despite the terms of the 12% convertible debentures, the noteholders agreed to allow us to repay accrued but unpaid interest in shares of our common stock. The remaining 12% convertible debentures representing an aggregate of approximately $1.1 million of outstanding principal and accrued interest were not converted and, instead, such amounts were repaid in cash to the noteholders.

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

We have had a history of recurring losses. Our recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet its obligations when due. The operating loss realized in fiscal 2019 was primarily a result of a marketing investment in customer growth, together with investment in people and technology as we continued to expand our operations, and operations rapidly expanding during fiscal 2019 with the TheStreet Merger and the Sports Illustrated Licensing Agreement. The operating loss realized in fiscal 2018 was primarily a result of investments in people, infrastructure for the Maven Platform and the operations rapidly expanding during fiscal 2018 with the acquisitions of HubPages and Say Media, along with continued costs based on the strategic growth plans in other verticals.

As reflected in our accompanying consolidated financial statements, we had revenues of approximately $53.3 million for the year ended December 31, 2019, and have experienced recurring net losses from operations, negative working capital and negative operating cash flows. During the year ended December 31, 2019, we incurred a net loss attributable to common stockholders of approximately $39.1 million, utilized cash in operating activities of approximately $57.0 million, and as of December 31, 2019, had an accumulated deficit of approximately $73.6 million. We have financed our working capital requirements since inception through the issuance of debt and equity securities.

In 2020 and continuing into 2021, we have also been impacted by the COVID-19 pandemic. Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of COVID-19. In addition, many governments and businesses have limited non-essential work activity, furloughed, and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment. As a result of these factors, we experienced a decline in traffic, advertising revenue, and earnings since early March 2020, due to the cancellation of high attendance sports events and the resulting decrease in traffic to the Maven Platform and advertising revenue. We have implemented cost reduction measures in an effort to offset our revenue and earnings declines, while experiencing increased cash flows by growth in digital subscriptions. The extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which remain uncertain at the time of issuance of our accompanying consolidated financial statements.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued.

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

In particular, our plan for the: (1) 2021 cash flow forecast, considered the use of our working capital line with FastPay (as described in Note 28, Subsequent Events, to our accompanying consolidated financial statements) to fund changes in working capital, where we have available credit of approximately $8.7 million as of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2019, and that we do not anticipate the need for any further borrowings that are subject to the holders approval, from our Term Note (as described in Note 28, Subsequent Events, to our accompanying consolidated financial statements) where we may be permitted to borrow up to an additional $5 million; and (2) 2021 operating budget, considered that approximately sixty-five percent of our revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent in 2020 demonstrating the strength of our premium brand, and the plan to continue to grow our subscription revenue from our 2019 acquisition of TheStreet (as described in Note 28, Subsequent Events, to our accompanying consolidated financial statements) and to launch premium digital subscriptions from our Sports Illustrated licensed brands (as described in Note 28, Subsequent Events, to our accompanying consolidated financial statements), in January 2021.

We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued, and concluded that conditions and events considered in the aggregate, do not raise substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date.

Results of Operations

Selected Financial Information for the Results of Operations for Each of the Quarterly Periods During Fiscal 2019 and Fiscal 2018

Revenue

The following tables set forth revenue by product line:

	Three Months Ended March 31,
	2019	2018
Advertising	$6,137,353	$72,843
Digital subscriptions	51,914	13,842
Other	84,696	-
	$6,273,963	$86,685

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advertising	$5,670,713	$135,931	$11,808,066	$208,774
Digital subscriptions	56,020	16,740	107,934	30,582
Other	43,550	63,685	128,246	63,685
	$5,770,283	$216,356	$12,044,246	$303,041

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advertising	$5,456,555	$1,099,295	$17,264,621	$1,308,069
Digital subscriptions	1,891,702	15,688	1,999,636	46,270
Other	237,763	42,934	366,009	106,619
	$7,586,020	$1,157,917	$19,630,266	$1,460,958

During the three months ended March 31, 2019 and June 30, 2019, our revenue increased over the prior quarters as a result of the HubPages Merger and the Say Media Merger in fiscal 2018. During the three months ended September 30, 2019, our revenue increased over the prior quarters as a result of TheStreet Merger in fiscal 2019 and the HubPages Merger and the Say Media Merger in fiscal 2018.

Cost of Revenue

The following tables set forth cost of revenue incurred based on primary expenses:

	Three Months Ended March 31,
	2019	2018
Channel Partner guarantees and revenue share payments	$3,008,707	$406,815
Amortization of developed technology and the Maven Platform	1,324,970	349,512
Hosting, bandwidth, and software licensing fees	180,089	61,087
Printing, distribution and fulfillment costs	35,120	-
Payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel	637,406	97,818
Fees paid for data analytics and to other outside services providers	446,960	35,783
Other	19,313	84,693
	$5,652,565	$1,035,708

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Channel Partner guarantees and revenue share payments	$2,992,524	$462,790	$6,001,231	$869,605
Amortization of developed technology and the Maven Platform	1,361,319	433,204	2,686,289	782,716
Hosting, bandwidth, and software licensing fees	199,489	79,329	379,578	140,416
Printing, distribution and fulfillment costs	30,510	-	65,630	-
Payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel	576,908	3,828	1,214,314	101,646
Fees paid for data analytics and to other outside services providers	303,266	35,783	750,226	71,566
Other	23,156	87,879	42,469	172,572
	$5,487,172	$1,102,813	$11,139,737	$2,138,521

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Channel Partner guarantees and revenue share payments	$3,465,010	$783,677	$9,466,241	$1,653,282
Amortization of developed technology and the Maven Platform	1,623,783	629,888	4,310,072	1,412,604
Hosting, bandwidth, and software licensing fees	307,566	78,820	687,144	219,236
Printing, distribution and fulfillment costs	37,628	-	103,258	-
Payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel	1,438,254	147,830	2,652,568	244,476
Fees paid for data analytics and to other outside services providers	540,964	61,902	1,291,190	133,468
Other	199,380	86,956	241,849	259,528
	$7,612,585	$1,784,073	$18,752,322	$3,922,594

During the three months ended March 31, 2019 and June 30, 2019, our cost of revenue increased over prior quarters as a result of the HubPages Merger and Say Media Merger in fiscal 2018. During the three months ended September 30, 2019, our cost of revenue increased over the prior quarters as a result of TheStreet Merger in fiscal 2019 and the HubPages Merger and the Say Media Merger in fiscal 2018.

The following tables set forth operating expenses (selling and marketing and general and administrative) incurred based on primary expenses:

Selling and Marketing

	Three Months Ended March 31,
	2019	2018
Payroll and employee benefits of selling and marketing account management support teams	$877,020	$43,637
Professional marketing services	175,471	82,928
Office and occupancy costs	88,782	14,196
Advertising and other related fulfillment costs	-	12,744
Other	8,019	-
	$1,149,292	$153,505

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Payroll and employee benefits of selling and marketing account management support teams	$993,075	$14,215	$1,870,095	$57,852
Professional marketing services	145,991	64,340	321,462	147,268
Office and occupancy costs	301,846	598,634	390,628	612,830
Advertising and other related fulfillment costs	395	83,946	395	96,690
Other	9,794	-	17,813	-
	$1,451,101	$761,135	$2,600,393	$914,640

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Payroll and employee benefits of selling and marketing account management support teams	$1,112,981	$341,907	$2,983,076	$399,759
Professional marketing services	199,049	73,052	520,511	220,320
Office and occupancy costs	96,815	6,164	487,443	618,994
Advertising and other related fulfillment costs	279,305	4,188	279,700	100,878
Other	371,670	15	389,483	15
	$2,059,820	$425,326	$4,660,213	$1,339,966

During the three months ended March 31, 2019 and June 30, 2019, our selling and marketing expenses increased over the prior quarters as a result of the HubPages Merger and Say Media Merger in fiscal 2018. During the three months ended September 30, 2019, our selling and marketing expenses increased over the prior quarters as a result of TheStreet Merger in fiscal 2019 and HubPages Merger and Say Media Merger in fiscal 2018.

General and Administrative

	Three Months Ended March 31,
	2019	2018
Payroll, stock-based compensation and related expenses for executive, sales and administrative personnel	$3,035,158	$1,744,068
Professional services, including accounting, legal and insurance	782,340	498,075
Facilities costs	173,733	17,151
Conferences	135,634	92,443
Other general corporate expenses	98,388	112,034
	$4,225,253	$2,463,771

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Payroll, stock-based compensation and related expenses for executive, sales and administrative personnel	$3,978,465	$1,484,260	$7,013,623	$3,228,328
Professional services, including accounting, legal and insurance	1,430,245	410,817	2,212,585	908,892
Facilities costs	182,525	109,436	356,258	126,587
Conferences	112,628	96,554	248,262	188,997
Other general corporate expenses	167,152	121,120	265,540	233,154
	$5,871,015	$2,222,187	$10,096,268	$4,685,958

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Payroll, stock-based compensation and related expenses for executive, sales and administrative personnel	$5,069,924	$1,676,364	$12,083,547	$4,904,693
Professional services, including accounting, legal and insurance	1,119,232	152,103	3,331,817	1,060,995
Facilities costs	479,692	145,481	835,950	272,068
Conferences	194,115	71,060	442,377	260,057
Other general corporate expenses	399,533	501,361	665,073	734,515
	$7,262,496	$2,546,369	$17,358,764	$7,232,328

During the three months ended March 31, 2019 and June 30, 2019, our general and administrative expenses increased over the prior quarters as a result of the HubPages Merger and Say Media Merger in fiscal 2018. During the three months ended September 30, 2019, our general and administrative expenses increased over the prior quarters as a result of TheStreet Merger in fiscal 2019 and HubPages Merger and Say Media Merger in fiscal 2018.

Stock-based compensation

The following tables set forth stock-based compensation expense included within the line items presented, including any stock-based compensation that has been capitalized:

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$69,071	$-
Selling and marketing	108,284	12,387
General and administrative	1,142,272	1,201,918
	1,319,627	1,214,305
Capitalized as part of the Maven Platform	167,948	907,979
	$1,487,575	$2,122,284

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$171,258	$155,078	$240,329	$155,078
Selling and marketing	171,336	12,387	279,620	24,774
General and administrative	2,297,704	809,363	3,439,976	2,011,281
	2,640,298	976,828	3,959,925	2,191,133
Capitalized as part of the Maven Platform	404,322	238,417	572,270	1,146,396
	$3,046,620	$1,215,245	$4,532,195	$3,337,529

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$285,253	$341	$525,582	$155,419
Selling and marketing	221,843	16,507	501,463	41,281
General and administrative	2,484,053	1,208,131	5,924,029	3,219,412
	2,991,149	1,224,979	6,951,074	3,416,112
Capitalized as part of the Maven Platform	413,724	362,493	985,994	1,508,889
	$3,404,873	$1,587,472	$7,937,068	$4,925,001

Other Expenses

The following tables set forth other expenses incurred based on primary expenses for any material amount presented:

	Three Months Ended March 31,
	2019	2018
Change in valuation of embedded derivative liabilities	$2,383,000	$-
Interest expense	1,301,208	-
	$3,684,208	$-

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in valuation of embedded derivative liabilities	$1,396,000	$128,544	$3,779,000	$128,544
Interest expense	1,876,054	123,543	3,177,262	123,543
	$3,272,054	$252,087	$6,956,262	$252,087

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in valuation of embedded derivative liabilities	$5,621,000	$459,472	$9,400,000	$588,016
Interest expense	3,701,310	1,428,464	6,878,572	1,552,007
	$9,322,310	$1,887,936	$16,278,572	$2,140,023

Comparison of Fiscal 2019 to Fiscal 2018

	Years Ended December 31,		2019 versus 2018
	2019	2018	$ Change	% Change
Revenue	$53,343,310	$5,700,199	$47,643,111	835.8%
Cost of revenue	47,301,175	7,641,684	39,659,491	519.0%
Gross profit (loss)	6,042,135	(1,941,485)	7,983,620	(411.2)%
Operating expenses
Selling and marketing	12,789,056	1,720,714	11,068,342	643.2%
General and administrative	29,511,204	10,286,997	19,224,207	186.9%
Depreciation and amortization	4,551,372	64,676	4,486,696	6,937.2%
Total operating expenses	46,851,632	12,072,387	34,779,245	288.1%
Loss from operations	(40,809,497)	(14,013,872)	(26,795,625)	191.2%
Total other (expense) income	(17,232,999)	(12,145,644)	(5,087,355)	41.9%
Loss before income taxes	(58,042,496)	(26,159,516)	(31,882,980)	121.9%
Benefit for income taxes	19,541,127	91,633	19,449,494	21,225.4%
Net loss	(38,501,369)	(26,067,883)	(12,433,486)	47.7%
Deemed dividend on Series H convertible preferred stock	-	(18,045,496)	18,045,496	(100.0)%
Basic and diluted net loss per common share	$(38,501,369)	$(44,113,379)	$5,612,010	(12.7)%
Basic and diluted net loss per common share	$(1.04)	$(1.69)	$0.65	(38.5)%
Weighted average number of shares outstanding – basic and diluted	37,080,784	26,128,796	10,951,988	41.9%

For the year ended December 31, 2019, the total net loss was approximately $38.5 million. The total net loss increased by approximately $12.4 million from approximately $26.1 million for the year ended December 31, 2018. The primary reason for the increase in the total net loss is due to the continued rapid expansion of our operations during fiscal 2019 as they did in fiscal 2018, resulting in total operating costs of approximately $48.2 million for fiscal 2019, as compared to approximately $12.4 million for fiscal 2018. In particular, in fiscal 2019, we completed TheStreet Merger and entered into the Sports Illustrated Licensing Agreement to license the Sports Illustrated Brands. In fiscal 2018, we completed the HubPages Merger and the Say Media Merger. The basic and diluted net loss per common share for the year ended December 31, 2019 of $1.04 decreased from $1.69 for the year ended December 31, 2018, primarily because the weighted average basic and diluted shares increased as the net loss attributable to common stockholders increased. In fiscal 2018, the primary reasons for the increase in the net loss attributable to common stockholders was the deemed dividend on the Series H Preferred Stock of approximately $18.0 million, other expenses of approximately $17.2 million, and the calculation of the daily weighted average shares outstanding increased to 37,080,784 shares from 26,128,796 shares.

Our growth strategy is principally focused on adding new publisher partners to our technology platform. In addition, if the right opportunity exists, we may also acquire related online media, publishing, and technology businesses. This combined growth strategy has expanded the scale of unique users interacting on our technology platform with increased revenues during 2019. We expect revenues increases in subsequent years will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit (loss):

	Years Ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$53,343,310	100.0%	$5,700,199	100.0%	$47,643.11	835.8%
Cost of revenue	47,301,175	88.7%	7,641,684	134.1%	39,659,491	519.0%
Gross profit (loss)	$6,042,135	11.3%	$(1,941,485)	(34.1)%	$7,983,620	(411.2)%

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Years Ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$35,918,370	67.3%	$5,614,953	98.5%	$30,303,417	531.6%
Digital subscriptions	6,855,038	12.9%	85,246	1.5%	6,769,792	118.8%
Magazine circulation	9,046,473	17.0%	-	0.0%	9,046,473	158.7%
Other	1,523,429	2.9%	-	0.0%	1,523,429	26.7%
Total revenue	$53,343,310	100.0%	$5,700,199	100.0%	$47,643,111	835.8%

For the year ended December 31, 2019, we had revenue of approximately $53.3 million as compared to revenue of approximately $5.7 million in 2018. During fiscal 2019, the primary sources of revenue were as follows: (i) approximately $35.9 million from advertising, due to $2.1 million generated by TheStreet, $11.2 million generated by Sports Illustrated, $6.7 million generated by HubPages, $14.7 million generated by Say Media, and $1.3 million generated by our legacy business; (ii) approximately $6.9 million from digital subscriptions, due to $5.5 million generated by TheStreet, $1.1 million generated by Sports Illustrated, $0.2 million generated by Say Media, and $0.1 million generated by our legacy business; (iii) approximately $9.0 million from magazine circulation, entirely generated by Sports Illustrated; and (iv) approximately $1.5 million from other revenue, due to $0.3 million generated by the TheStreet, $0.8 million generated by Sports Illustrated, $0.2 million generated by HubPages, $0.1 million generated by Say Media, and $0.2 million generated by our legacy business. During fiscal 2019, we generated revenue from our legacy business primarily from operations of on-line media channels from the Channel Partners generating advertising and membership subscriptions and, to a lesser extent, from the operations of TheStreet and Sports Illustrated. During fiscal 2018, we generated revenue from our legacy business primarily from operations of online media channels from the Channel Partners generating advertising and membership subscriptions and, to a lesser extent from the operation of HubPages and Say Media.

Cost of Revenue

For the years ended December 31, 2019 and 2018, we recognized cost of revenue of approximately $47.3 million and approximately $7.6 million, respectively. The increase of approximately $39.7 million in cost of revenue is primarily from our Channel Partner guarantees and revenue share payments of approximately $10.9 million; payroll and related expenses for customer support, technology maintenance and occupancy costs of related personnel of approximately $8.3 million; amortization of our Maven Platform of approximately $3.8 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); royalty fees of $3.8 million; hosting, bandwidth, and software licensing fees of approximately $0.9 million; printing, distribution, and fulfillment costs of approximately $7.7 million; fees paid for data analytics and to other outside services providers of approximately $2.3 million; stock-based compensation of approximately $0.8 million; and other costs of revenue of approximately $1.1 million.

During the year ended December 31, 2019, we capitalized costs related to the Maven Platform of approximately $3.8 million, as compared to approximately $4.0 million in the year ended December 31, 2018 when our technology operations were primarily in the application and development phase. In fiscal 2019, the capitalization of the Maven Platform development consisted of approximately $2.5 million in payroll and related expenses, including taxes and benefits, approximately $1.3 million in stock-based compensation for related personnel, and amortization of approximately $2.7 million. In fiscal 2018, costs of revenues consisted of approximately $2.2 million in payroll and related expenses, including taxes and benefits, approximately $1.9 million in stock-based compensation for related personnel, and amortization of approximately $1.8 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Years Ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$12,789,056	24.0%	$1,720,714	30.2%	$11,068,342	643.2%
General and administrative	29,511,204	55.3%	10,286,997	180.5%	19,224,207	186.9%
Depreciation and amortization	4,551,372	8.5%	64,676	1.1%	4,486,696	6,937.2%
Total operating expenses	$46,851,632		$12,072,387		$34,779,245	288.1%

Selling and Marketing. For the year ended December 31, 2019, we incurred selling and marketing costs of approximately $12.8 million, as compared to approximately $1.7 million in 2018. The increase in selling and marketing costs of approximately $11.1 million in fiscal 2019 is primarily due to payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $5.9 million; professional marketing professionals of approximately $0.7 million; office, travel, conferences, and occupancy costs of approximately $0.3 million; circulation costs of approximately $0.5 million; advertising and other related fulfillment costs of approximately $1.9 million; and other selling and marketing related costs of approximately $1.8 million.

General and Administrative. For the year ended December 31, 2019, we incurred general and administrative costs of approximately $29.5 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization and other corporate expense, as compared to approximately $10.3 million for the year ended December 31, 2018. The increase in general and administrative expenses of approximately $19.2 million is primarily due to our increase in headcount from 87 to 170 employees, along with the related benefits and stock compensation of approximately $12.3 million; professional services, including accounting, legal and insurance of approximately $5.4 million and facilities costs of approximately $0.8 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Years Ended December 31,				2019 versus 2018
	2019		2018		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$(1,015,151)	5.9%	$964,124	-7.9%	$(1,979,275)	16.3%
Change in valuation of embedded derivative liabilities	(5,040,000)	29.2%	(2,971,694)	24.5%	(2,068,306)	17.0%
True-up termination fee	-	0.0%	(1,344,648)	11.1%	1,344,648	-11.1%
Settlement of promissory notes receivable	-	0.0%	(3,366,031)	27.7%	3,366,031	-27.7%
Interest expense	(10,463,570)	60.7%	(2,508,874)	20.7%	(7,954,696)	65.5%
Interest income	13,976	-0.1%	22,262	-0.2%	(8,286)	0.1%
Liquidated damages	(728,516)	4.2%	(2,940,654)	24.2%	2,212,138	-18.2%
Other income	262	0.0%	(129)	0.0%	391	0.0%
Total other (expense)	$(17,232,999)	100.0%	$(12,145,644)	100.0%	$(5,087,355)	41.9%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities was the result of the loss recognized from the change in the fair value of the warrant derivative liabilities as of December 31, 2019 as compared to December 31, 2018.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities was the result of the loss recognized from the change in the fair value of the embedded derivative liabilities as of December 31, 2019 as compared to December 31, 2018.

True-Up Termination Fee. On June 15, 2018, we entered into a securities purchase agreement with four investors to sell approximately $4.8 million principal amount of 10% senior convertible debentures. Strome Mezzanine Fund LP (“Strome”) purchased $3.0 million of such principal amount and two of our senior executives and another investment fund purchased the remaining $1.8 million. On June 15, 2018, we also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which we were committed to issue up to 1,700,000 shares of our common stock in certain circumstances. As consideration for such modification, we issued a warrant to Strome to purchase 1,500,000 shares of our common stock, exercisable at an initial price of $1.19 per share for a five-year period. The estimated fair value of this warrant on the June 15, 2018 issuance date of approximately $1.3 million, calculated pursuant to the Black-Scholes option-pricing model, was charged to operations as true-up termination fee during the year ended December 31, 2018. The true-up termination fee was the result of a modification two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome during the year ended December 31, 2018.

Settlement of Promissory Notes Receivable. On December 12, 2018, pursuant to the merger agreement with Say Media entered into on October 12, 2018, as amended on October 17, 2018, we settled the promissory notes receivable by effectively forgiving approximately $3.4 million of the balance due as of December 31, 2018.

Interest Expense. We incurred interest expense of approximately $10.5 million during the year ended December 31, 2019, as compared to approximately $2.5 million for the year ended December 31, 2018, primarily consisting of approximately $4.5 million of amortization of accretion of original issue discount and debt discount on notes payable; approximately $3.1 million of accrued interest; and approximately $2.9 million of cash paid for other interest. In fiscal 2018, interest expense primarily consisted of approximately $0.7 million of amortization of accretion of original issue discount and debt discount on notes payable; approximately $2.6 million of debt extinguishment; approximately $0.2 million of accrued interest; and approximately $0.1 million of other interest, less approximately $1.1 million gain on extinguishment of embedded derivatives liabilities upon extinguishment of host instrument.

Liquidated Damages. We recorded approximately $0.7 million of liquidating damages during the year ended December 31, 2019 primarily from issuance of the Series H, Series I, and Series J Preferred Stock, and 12% convertible debentures in fiscal 2019 since we determined that: (1) the registration statement covering the shares of common stock issuable upon conversion of the Series H, Series I, and Series J Preferred Stock and conversation of the 12% convertible debentures would not be declared effective within the requisite time frame; and (2) that we would not be able to maintain its periodic filings in the requisite time frame with the SEC in order to satisfy the public information requirements under the applicable securities purchase agreements. We recorded liquidated damages of approximately $2.9 million during the year ended December 31, 2018 primarily from issuance of the Series H Preferred Stock and 12% convertible debentures in fiscal 2018.

Deemed Dividend on Series H Preferred Stock. We recorded a beneficial conversion feature in the amount of approximately $18.0 million for the underlying common shares related to the 19,400 Series H Preferred Stock issuance since the nondetachable conversion feature was in-the-money (the conversion price of $0.33 was lower than our common stock trading price of $0.86) at the issuance date during the year ended December 31, 2018.

Recent Disruptions to Our Operations

Our normal business operations have recently been disrupted after the date our accompanying consolidated financial statements were issued for the year ended December 31, 2019 by a series of events surrounding the COVID-19 pandemic and related measures to control it. See “Item 1A, Risk Factors – Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may not be able to continue operations as a going concern.”

Seasonality

We expect to experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Effects of Inflation

To date inflation has not had a material impact on our business or operating results.

Our Future Business

In 2020, we completed the following acquisition:

Asset Acquisition of LiftIgniter

On March 9, 2020, we entered into an asset purchase agreement with LiftIgniter and Maven Coalition, whereby Maven Coalition purchased substantially all the assets of LiftIgniter’s machine learning platform, which personalizes content and product recommendations in real-time. The purchased assets included LiftIgniter’s intellectual property and excluded certain accounts receivable. Maven Coalition also assumed certain of LiftIgniter’s liabilities. The purchase price consisted of: (i) a cash payment of approximately $184,000 on February 19, 2020, in connection with the repayment of certain of its outstanding indebtedness; (ii) a cash payment at closing of approximately $131,200; (ii) collections of certain accounts receivable; (iv) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock; and (v) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of our common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, platform development, impairment of long-lived assets, and stock-based compensation. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements.

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

Revenue

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of its revenue from contracts with customers. We account for revenue on a gross basis, as compared to a net basis, in its statement of operations. We made this determination based on it taking the credit risk in its revenue-generating transactions and it also being the primary obligor responsible for providing the services to the customer. Cost of revenues is presented as a separate line item in the statement of operations.

The following is a description of the principal activities from which we generate revenue:

Advertising Revenue

Digital Advertising. We recognize revenue from digital advertisements at the point when each ad is viewed. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis. We enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. We owe our independent publisher Channel Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Advertising revenue that is comprised of fees charged for the placement of advertising on the websites that we own and operate, is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Print Advertising. Advertising related revenues for print advertisements are recognized when advertisements are published (defined as an issue’s on-sale date), net of provisions for estimated rebates, rate adjustments, and discounts.

Subscription Revenue

Digital Subscriptions. We enter into contracts with internet users that subscribe to premium content on the digital media channels. These contracts provide internet users with a membership subscription to access the premium content. For subscription revenue generated by our independent publisher Channel Partners’ content, we owe our Channel Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. We recognize deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Digital subscription revenue generated from our websites that we own and operate are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Circulation Revenue

Circulation revenues include magazine subscriptions and single copy sales at newsstands.

Print Subscriptions. Revenue from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers.

Newsstand. Single copy revenue is recognized on the publication’s on-sale date, net of provisions for estimated returns. We base our estimates for returns on historical experience and current marketplace conditions.

Licensing Revenue

Content licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year.

Cost of Revenue

Our cost of revenue represents the cost of providing our digital media network channels and advertising and membership services. The cost of revenue that we have incurred in the periods presented primarily include:

●	Channel Partner guarantees and revenue share payments;

●	amortization of developed technology and platform development;

●	royalty fees;

●	hosting, bandwidth and software license fees;

●	printing, distribution, and fulfillment costs;

●	payroll and related expenses for customer support, technology maintenance, and occupancy costs of related personnel;

●	fees paid for data analytics and to other outside service providers; and

●	stock-based compensation of related personnel.

Platform Development

For the years presented, substantially all of our technology expenses are development costs for the Maven Platform that were capitalized as intangible costs. Technology costs are expensed as incurred or capitalized into property and equipment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. This ASC requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

We capitalize internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized platform development projects. Our policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material. Maven Platform development capitalized during the application development stage of a project include:

●	payroll and related expenses for personnel; and

●	stock-based compensation of related personnel.

Selling and Marketing

Selling and marketing consist primarily of expenses incurred in selling and marketing our products. Our selling and marketing expenses include:

●	payroll and employee benefits of selling and marketing account management support teams;

●	professional marketing services;

●	office and occupancy costs;

●	circulation costs;

●	advertising costs; and

●	stock-based compensation of related personnel.

General and Administrative

General and administrative expenses consist primarily of:

●	payroll and employee benefits for executive and administrative personnel;

●	professional services, including accounting, legal and insurance;

●	office and occupancy costs;

●	conferences;

●	other general corporate expenses; and

●	stock-based compensation of related personnel.

Leases

We have various lease arrangements for certain equipment and its offices. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. At inception, we determine whether an arrangement that provides control over the use of an asset is a lease. When it is reasonably certain that we will exercise the renewal period, we include the impact of the renewal in the lease term for purposes of determining total future lease payments. Rent expense is recognized on a straight-line basis over the lease term.

In February 2016, FASB issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. We adopted ASU 2016-02 on January 1, 2019 which resulted in the recognition of right-of-use assets of approximately $1.7 million, lease liabilities for operating leases of approximately $1.8 million, with no cumulative effect adjustment on retained earnings on our consolidated balance sheets, with no material impact to our consolidated statements of operations (as further described in our accompanying consolidated financial statements in Note 7, Leases).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Stock Based Compensation

We provide stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Channel Partners (as further described in Note 21, Stock Based Compensation, in our accompanying consolidated financial statements), and (d) common stock warrants to ABG (as further described in Note 21, Stock Based Compensation, in our accompanying consolidated financial statements).

We account for stock awards and stock option grants to employees, directors, and consultants by measuring the cost of services received in exchange for the stock-based payments as compensation expense in our consolidated financial statements. Stock awards and stock option grants to employees which are time-vested are measured at fair value on the grant date, and charged to operations ratably over the vesting period. Stock awards and stock option grants to employees which are performance-vested are measured at fair value on the grant date and charged to operations when the performance condition is satisfied.

Prior to the adoption of ASU 2018-07 (as further described in our accompanying consolidated financial statement in Note 21, Stock Based Compensation), we accounted for stock-based payments to certain directors and consultants, and Channel Partners (collectively the “non-employee awards”) by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. There was no cumulative effect of adoption of ASU 2018-07 on January 1, 2019. For stock-based awards granted to non-employees subject to graded vesting that only contain service conditions, we have elected to recognize stock-based compensation expense using the straight-line recognition method.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards which are time-vested are determined using the quoted market price of the Company’s common stock at the grant date; (2) restricted stock units and stock option grants which are time-vested and performance-vested are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock awards which provide for performance-vesting and a true-up provision are determined through consultants with our independent valuation firm using the binomial pricing model at the grant date; (4) stock option grants which provide for market-based vesting with a time-vesting overlay are determined through consultants with our independent valuation firm using the Monte Carlo model at the grant date; (5) Channel Partner warrants are determined utilizing the Black-Scholes option-pricing model; and (6) AGB Warrants are determined utilizing the Monte Carlo model (as further described in our accompanying consolidated financial statements in Note 21, Stock Based Compensation).

Fair value determined under the Black-Scholes option-pricing model and Monte Carlo model is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of our common stock and is evaluated based upon market comparisons. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of our common stock.

The fair value of the restricted stock units and stock options granted were probability weighted during the year ended December 31, 2019 under the Black-Scholes option-pricing model or Monte Carlo model as determined through consultants with our independent valuation firm since the value of the units or options, among other things, depend on the volatility of the underlying shares of our common stock, under the following two scenarios: (1) scenario one assumes that our common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list Date”); and (2) scenario two assumes that our common stock is not up-listed on the Exchange prior to units’ final vesting date (the “No Up-list”), collectively referred to as the “Probability Weighted Scenarios”.

We classify stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the following transactions, obligations or relationships represent our off-balance sheet arrangements:

Warrant Derivative Liabilities

Strome Warrants. On June 15, 2018, we modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which we were committed to issue up to 1,700,000 shares of our common stock in certain circumstances (as further described in Note 20, Stockholders’ Equity, in our accompanying consolidated financial statements). As consideration for such modification, we issued warrants to Strome (the “Strome Warrants”) to purchase up to 1,500,000 shares of our common stock, at an initial exercise price of $1.19 per share for a period of five years, subject to a reset provision and customary anti-dilution provisions. Strome was also granted observer rights on our Board. On August 3, 2018, as a result of the warrant exercise price being reduced to the floor exercise price and the triggering of the reset provision, the warrants no longer contained any reset provisions and will continue to be carried on our consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. Warrants exercisable for up to 1,500,000 shares of our common stock were outstanding as of December 31, 2019, with a derivative liability fair value of $760,042. In the event Strome decided to exercise these warrants, since shares of our common stock were available to settle the instrument, there would be no impact to our cash resources.

B. Riley Warrants. On October 18, 2018, we issued warrants to the investors to purchase up to 875,000 shares of our common stock in connection with the 10% OID convertible debentures, with an exercise price of $1.00 per share (as further described in Note 20, Stockholders’ Equity, in our accompanying consolidated financial statements). The warrant instrument provides that upon the consummation of a subsequent financing, the $1.00 exercise price shall be adjusted under certain conditions. We determined that the aforementioned $1.00 exercise price adjustment provisions were inconsequential since we did not anticipate a consumption of a subsequent financing that would trigger a subsequent financing condition, therefore, we will carry the warrants on our consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. The warrants are exercisable for a period of seven years, subject to customary anti-dilution adjustments, and may, if at any time after the six-month anniversary of the issuance of the warrants there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, be exercised on a cashless basis. Warrants exercisable for up to 875,000 shares of our common stock were outstanding as of December 31, 2019, with a derivative liability fair value of $607,513. In the event B. Riley decided to exercise these warrants (which are subject to certain contractual exercise limitations), since shares of our common stock were available to settle the instrument after considering the contractual exercise limitations, there would be no impact to our cash resources.

Embedded Derivative Liabilities

12% Convertible Debentures. On December 12, 2018, we entered into a securities purchase agreement with three accredited investors, pursuant to which we issued to the investors 12% convertible debentures in the aggregate principal amount of $13,091,528, which included (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% OID convertible debentures issued to two of the investors on October 18, 2018 (as further described in Note 17, Convertible Debt, in our accompanying consolidated financial statements), and (ii) a placement fee of $540,000 to the placement agent, B. Riley FBR, in the offering. After payment of legal fees and expenses of the investors, we received net proceeds of approximately $9.0 million. On March 18, 2019, we entered into a securities purchase agreement with two accredited investors, including John Fichthorn, our Executive Chairman of our Board, pursuant to which we issued 12% convertible debentures in the aggregate principal amount of $1,696,000, which included a placement fee of $96,000 paid to B. Riley FBR in the form of a 12% convertible debenture, for acting as the Company's placement agent in the offering. We received net proceeds of $1,600,000 and paid legal fees and expenses of $10,000 in cash.  On March 27, 2019, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued 12% convertible debentures in the aggregate principal amount of $318,000, which included a placement fee of $18,000 paid to B. Riley FBR in the form of a 12% convertible debenture for acting as our placement agent in the offering. We received net proceeds of $300,000. On April 8, 2019, we entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of our Board, pursuant to which we issued a 12% convertible debenture in the aggregate principal amount of $100,000 and received $100,000 from the proceeds.

The 12% convertible debentures issued on December 12, 2018 were convertible into shares of our common stock at the option of the investor at any time prior to December 31, 2020, at a conversion price of $0.33 per share, subject to adjustment for stock splits, stock dividends, and similar transactions, and beneficial ownership blocker provisions. The 12% convertible debentures issued on March 18, 2019, March 27, 2019, and April 8, 2019 were convertible into shares of our common stock at the option of the respective investor at any time prior to December 31, 2020, at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends, and similar transactions, and beneficial ownership blocker provisions. The investors ability to convert the 12% convertible debentures was subject to us receiving stockholder approval to increase our authorized number of shares of our common stock. Interest accrued at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. Our obligations under the 12% convertible debentures were secured pursuant to the security agreement we entered into with each investor.

Upon issuance of the 12% convertible debentures, we recognized a conversion option, buy-in feature, and default remedy feature as embedded derivatives that were bifurcated from the note instruments; therefore, we will carry the embedded derivative liabilities on our consolidated balance sheets at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon conversion. As of December 31, 2019, the fair value of the embedded derivative liabilities was approximately $13.5 million. If the investors decided to exercise their conversion rights under the debentures, since shares of our common stock were available to settle the instruments after considering the contractual conversion limitations, there would be no impact to our cash resources. Subsequent to December 31, 2019, the 12% convertible debentures are no longer outstanding and approximately $18.1 million and $1.1 million of the then outstanding principal and interest of were fully converted and repaid in cash, respectively.

Contractual Obligations

The following table sets forth our principal cash operating obligations and commitments as of December 31, 2019, aggregating to approximately $13.9 million.

		Payments due by Year *
	Total	2020	2021	2022	2023
Operating leases	$4,820,761	$2,579,924	$730,688	$747,993	$762,156
Employment contracts	2,175,000	900,000	825,000	450,000	-
Consulting agreement	6,881,722	4,923,722	1,958,000	-	-
Total	$13,877,483	$8,403,646	$3,513,688	$1,197,993	$762,156

* Subsequent to December 31, 2019, we entered into to several operating lease obligations, which are not reflected in the above table. Please refer to Note 28, Subsequent Events, in our accompanying consolidated financial statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 8. Financial Statements and Supplementary Data

All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)(1) of this Annual Report.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2019. This evaluation commenced in 2019 and continued until the filing of this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. This conclusion is based on such criteria and we believe that control over financial reporting was ineffective because: (i) we lacked monitoring over the completeness and accuracy of our underlying accounting records and had ineffective controls over our period end financial disclosure and reporting processes and information technology systems; (ii) we had inadequate segregation of duties consistent with control objectives; and (iii) we have a history of untimely filed periodic reports, including being unable to file any periodic reports since our Annual Report on Form 10-K for the year ended December 31, 2018 (that was filed in January 2021). These weaknesses continue and have not been remediated as of the date of filing this Annual Report.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated and begun to implement procedures intended to remediate the material weaknesses identified as of December 31, 2019. During fiscal 2020, we have engaged external certified public accountants to assist our accounting department and Chief Financial Officer in preparing the necessary periodic reports. In TheStreet Merger, we also acquired some additional employees with accounting experience that has assisted us with preparing our periodic reports. We believe our accounting department is now capable of bringing us current with our periodic filing obligations. In addition, our Audit Committee is now assisting our Board in fulfilling its responsibility to oversee (i) the integrity of our financial statements, our accounting and financial reporting processes, and financial statement audits, (ii) our compliance with legal and regulatory requirements, (iii) our systems of internal control over financial reporting and disclosure controls and procedures, (iv) the engagement of our independent registered public accounting firm, and its qualifications, performance, compensation, and independence, (v) review and approval of related party transactions, and (vi) the communication among our independent registered public accounting firm, our financial and senior management, and our Board.

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

We have been impacted by the COVID-19 pandemic, which has resulted in us being unable to fully implement our remediation plan. We will continue to evaluate and implement procedures as deemed appropriate to remediate these material weaknesses; however, we expect that the remediation of those matters that were deemed material weaknesses will be fully complete during the quarter ending June 30, 2021.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. Other than with respect to the remediation efforts discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Officers and Directors

The following table includes the names, ages and titles of our directors and executive officers. Directors are to be elected each year by our stockholders at an annual meeting. Each director holds his or her office until his or her successor is elected and qualified or resignation or removal. Executive officers are appointed by our Board. Each executive officer holds his or her office until he or she resigns or is removed by our Board or his or her successor is appointed and qualified.

Name	Age	Current Title	Dates in Position or Office
Ross Levinsohn	57	Chief Executive Officer and Director (1)	August 26, 2020 – Present
Paul Edmondson	46	President, Platform (2)	October 10, 2019 – Present
Douglas Smith	60	Chief Financial Officer and Secretary	May 3, 2019 – Present
Andrew Kraft	47	Chief Operating Officer (3)	October 1, 2020 – Present
Avi Zimak	46	Chief Revenue & Strategy Officer	December 19, 2019 – Present
Jill Marchisotto	44	Chief Marketing Officer	October 1, 2020 – Present
H.Robertson Barrett	54	President, Media	February 18, 2021 – Present
John Fichthorn	47	Executive Chairman (4)	August 23, 2018 – Present
Peter Mills	65	Director (5)	September 20, 2006 - Present
Todd Sims	51	Director (6)	August 23, 2018 – Present
B. Rinku Sen	54	Director (7)	November 3, 2017 – Present
David Bailey	30	Director (8)	January 28, 2018 – Present
Eric Semler	56	Director	March 9, 2021 – Present

(1)	Mr. Levinsohn held the title of Chief Executive Officer of Sports Illustrated from September 2019 until his appointment as our Chief Executive Officer and a director on August 26, 2020.
(2)	Mr. Edmondson previously held the title of our Chief Operating Officer from August 2018 until December 2019. Mr. Edmondson also served as President from October 10, 2019 until February 18, 2021; however, on February 18, 2021, the role of President was split into two offices, President, Platform, which Mr. Edmondson holds, and President, Media.
(3)	Mr. Kraft previously held the title of Executive Vice President and Chief Strategy and Revenue Officer from December 2018 until December 2019.
(4)	Mr. Fichthorn is the Chairman of our Compensation Committee and Finance Committee and serves on our Audit Committee and Disclosure Committee.
(5)	Mr. Mills is the Chairman of our Audit Committee.
(6)	Mr. Sims is the Chairman of our Nomination Committee and serves on our Finance Committee.
(7)	Ms. Sen is a member of our Compensation Committee.
(8)	Mr. Bailey serves on our Nomination Committee.

Former Officers and Directors

The following table includes the names, ages, and titles of our directors and executive officers who served as a director or executive officer during fiscal 2019 but who no longer serve as an executive officer or director.

Name	Age	Current Title	Dates in Position or Office
James Heckman	55	Chief Executive Officer and Director (1)	November 4, 2016 – August 26, 2020
Martin Heimbigner	62	Chief Financial Officer	March 20, 2017 – May 3, 2019
William Sornsin	58	Chief Operating Officer	November 4, 2016 – August 23, 2018; December 9, 2019 – September 4, 2020
Benjamin Joldersma	42	Chief Technology Officer	November 4, 2016 – September 30, 2020
Joshua Jacobs	50	Director (2)	May 31, 2017 – March 9, 2021

(1)	On August 26, 2020, Mr. Levinsohn replaced Mr. Heckman as our Chief Executive Officer and as a director.
(2)	Mr. Jacobs previously served as our Executive Chairman from May 2017 until August 2018 and served as our President from January 2018 until October 2019. Mr. Jacobs terminated his employment with us in December 2019. He continued to serve as a director and was a member of the Disclosure Committee until March 9, 2021.

Biographical Information on Officers and Directors

Ross Levinsohn has served as our Chief Executive Officer and a director since August 26, 2020. Mr. Levinsohn joined us on June 14, 2019 as the Chief Executive Officer of Sports Illustrated. Mr. Levinsohn also served as one of our directors briefly in 2017. Mr. Levinsohn was an executive with Tribune Publishing from August 21, 2017 until January 17, 2019, serving first as the Chief Executive Officer of the Los Angeles Times and then as the Chief Executive Officer of Tribune Interactive. He was the managing partner of Whisper Partners, an advisory firm, from June 2016 to August 2017. He was Executive Chairman and Director of Scout Media, Inc. from 2014 to 2016. Mr. Levinsohn also previously served as Chief Executive Officer at Guggenheim Digital Media from January 2013 to June 2014. Mr. Levinsohn served in various executive positions at Yahoo! Inc. (“Yahoo!”), a multi-national internet company, from October 2010 to August 2012, including as the Interim Chief Executive Officer and Executive Vice President, Head of Global Media and Head of the Americas. Mr. Levinsohn co-founded and served as managing director at Fuse Capital, an investment and strategic equity management firm focused on investing in and building digital media and communications companies, from 2007 to 2010. Prior to his time at Fuse Capital, Mr. Levinsohn spent six years at News Corporation, serving in roles including President of Fox Interactive Media and Senior Vice President of Fox Sports Interactive. Earlier in his career, Mr. Levinsohn held senior management positions with AltaVista, CBS Sportsline and HBO. We believe that Mr. Levinsohn is qualified to serve as one of our directors because of his vast executive experience with various media companies and his understanding of our business through his service as our Chief Executive Officer.

Paul Edmondson has served as President of Platform since February 16, 2021, the date on which we split our President role into two separate officer roles. Prior to this appointment, he served as our President since October 10, 2019. Beginning on February 16, 2021, Mr. Edmondson’s role as President will be overseeing the Maven Platform operations. Mr. Edmondson also served as our Chief Operating Officer from August 23, 2018 until December 9, 2019. Mr. Edmondson oversees our platform business that offers the core content management system, programmatic advertising technology and multitenant subscription stack for publishers serving partner publishers and our owned and operated properties. Mr. Edmondson joined the Company with the acquisition of HubPages, where he served as Founder and Chief Executive Officer beginning in January 2006. Prior to HubPages, he served as the Group Product Manager for Microsoft Corporation’s MSN Entertainment. He joined Microsoft Corporation with the acquisition of MongoMusic, Inc., and prior to that he developed applications for Hewlett-Packard Company.

Douglas Smith has served as our Chief Financial Officer since May 3, 2019. Before joining us, Mr. Smith served as the Chief Financial Officer of Ashworth College from March 2016 to April 2019. From May 2015 to March 2016, Mr. Smith served as the Chief Financial Officer of Scout Media. Mr. Smith also served as the Chief Financial Officer of GLM Shows from November 2011 to May 2014, EducationDynamics from July 2009 to November 2011, Datran Media from June 2005 to December 2008, and Peppers & Rogers Group from October 2000 to May 2005. He also served as Senior Vice President and Treasurer of Primedia from May 1993 to October 2000. Prior to his corporate experience, Mr. Smith served as the Senior Vice President of the Bank of New York from June 1982 to May 1993. Mr. Smith earned his Masters of Business Administration from Columbia Business School and his Bachelor of Arts in Economics from Connecticut College.

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

H.Robertson Barrett has served as our President of Media since February 16, 2021. He has served as our President, Media since February 16, 2021. Before joining us, Mr. Barrett served as the President, Digital of Hearst Newspapers from January 2016 to February 2021. From February of 2014 to December of 2015, Mr. Barrett served as the Vice President of Media Strategy and Operations at Yahoo, Inc., and from May 2011 through January of 2014 as Vice President of Yahoo News and Yahoo Finance. Mr. Barrett served as Chief Strategy Officer of Perfect Market, Inc., an IdeaLab company, from January 2010 through May 2011. He served in general management positions at Tribune Company from 2005 to 2009, including Senior Vice President and General Manager, Digital, for The Los Angeles Times from January 2005 through May 2008 and Executive Vice President, Tribune Interactive, from May 2008 through December 2009. Mr. Barrett had earlier digital management roles as Vice President and General Manager of Primedia Inc.’s ChannelOne.com from 1998 to 1999, as Vice President and General Manager of The FeedRoom, Inc., a broadband video venture backed by NBC and Tribune, from 1999 to 2001, and as a co-founder of Time.com, as Deputy Editor, in 1994 and 1995 and of ABCNews.com, as Managing Producer from 1996 to 1998. Mr. Barrett received a Bachelor of Arts in Ancient Greek from Duke University in 1988 and a Masters of Public Policy from Harvard University’s John F. Kennedy School of Government in 1994.

James Heckman served as our Chief Executive Officer and one of our directors from November 4, 2016 until his resignation on August 26, 2020. Mr. Heckman also served as our President from November 2016 through December 2017. Mr. Heckman has extensive experience in Internet media, advertising, video, and online communities. He was the Chief Executive Officer of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from October 2013 to May 2016, and Chairman of the board of directors from May 2016 to July 2016. From April 2011 to August 2012, Mr. Heckman served as Head of Global Media Strategy for Yahoo!,. He was previously the Founder and Chief Executive Officer of 5to1, an advertising platform, from August, 2008 through its 2011 sale to Yahoo!; Chief Strategy Officer of Zazzle.com from 2007 to 2008; Chief Strategy Officer of FOX Interactive Media from 2005 to 2007, where he architected the ad alliance between Myspace; Founder and Chief Executive Officer of Scout.com, from April 2001 through to its sale to FOX Interactive Media in September 2005; Founder and Chief Executive Officer of Rivals.com from 1997 to 2000; and President and Publisher of NFL Exclusive, official publication for every NFL team, from 1991 to 1998. He holds a Bachelor of Arts in Communications from the University of Washington.

Joshua Jacobs served as a member of our Board from May 31, 2017 until March 9, 2021. Mr. Jacobs also served as President from January 1, 2018 to October 10, 2019, as Executive Chairman from May 1, 2017 until January 27, 2018. He has served as a member of the board of directors of Resonant Inc., a late-stage software development company located in Goleta, California, since June 2018, and as a member of the board of directors of Logiq, a global e-commerce, mCommerce, MarTech and Fintech enablement platform, since September 2020. Mr. Jacobs served as a member of the board of directors of Invoca, Inc., a private company focused on conversation intelligence software, from June 2012 until December 2020. Mr. Jacobs was the President, Services at Kik Interactive from May 2015 to December 2016. From June 2011 to April 2014, Mr. Jacobs was Chief Executive Officer of Accuen Media, an Omnicom Company. From September 2009 to April 2011, Mr. Jacobs was Senior Vice President of Marketing for Glam Media. From July 2007 to October 2009, Mr. Jacobs was the Vice President and General Manager of Advertising Platforms at Yahoo!. He has also held leadership positions at X1 Technologies and Bigstep. Mr. Jacobs also serves on the board of directors of the following public companies: Resonant Inc. (Nasdaq) and Logiq Inc. (OTCQX). We believe that Mr. Jacobs is qualified to serve as one of our directors because of his expertise and experience in digital media, technology, and advertising businesses.

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

Benjamin Joldersma served as our Chief Technology Officer from November 2016 until September 2020. Mr. Joldersma has developed a deep expertise in large-scale systems, rapid development, and online product innovation. He served as the Chief Technology Officer of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from January 2016 to July 2016, and as the Chief Product Officer, responsible for product vision and all software engineering, from October 2013 to January 2016. Mr. Joldersma was a Senior Software Engineer at Google from December 2012 to October 2013, working on imagery-related products under the Geo organization, and Principal Software Engineer at Yahoo! from June 2011 to December 2012, working on advertising platform technology. He was a System Architect at 5to1 from August 2008 through its June 2011 sale to Yahoo!. Mr. Joldersma was the founder of Skull Squadron, a company at which he held software architecture and engineering positions from 2007 to 2009; was a founder of All-In-One Creations from 2004 to 2007; served as a software engineer at aQuantive in 2006; as a software design engineer at Pacific Edge Software in 2005; as a lead software architect at Scout Media, Inc. from 2001 to 2005; as a web developer at Rivals.com from 1999 to 2001; and as a web design engineer at Microsoft from 1998 to 1999. He studied Computer Science at the University of Puget Sound.

Peter Mills has served as one of our directors since September 2006. Mr. Mills is an entrepreneur in the San Francisco Bay Area. He was the Chief Executive Officer of Cimbal, Inc., a startup company developing a mobile payments system in Los Altos, California, from June 2014 to December 2015. From May 2004 until December 2012, he was Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California. From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the board of directors of Integrated. He spent 15 years selling sophisticated industrial robotics and automation systems with Omron Adept Technology, Inc., the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006. Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea. Mr. Mills earned a Master of Business Administration from Harvard Business School and a Bachelor of Arts in engineering, cum laude, from Dartmouth College. We believe Mr. Mills is qualified to serve as one of our directors because of his prior management experience and significant business experience within a variety of industries.

Todd Sims has served as a member of our Board since August 23, 2018. Mr. Sims is a representative of B. Riley Financial and currently serves as the President of B. Riley Venture Capital, a wholly owned subsidiary of B. Riley Financial (“BRVC”). Prior to his current position with BRVC, Mr. Sims served as a member of B. Riley Financial’s board of directors since October 2016. Since March 2010, Mr. Sims has served as Senior Vice President of Digital Strategy of Anschutz Entertainment Group, Inc., one of the leading sports and entertainment presenters in the world, overseeing business and corporate development for its ticketing business, AXS Digital, LLC. Prior to that, Mr. Sims spent more than 15 years building Internet businesses. In the mid-1990s, Mr. Sims served as ESPN’s executive producer of NFL.com, NBA.com, and NASCAR Online. Mr. Sims also served on the management team of eCompanies, LLC, an incubator which has incubated a number of companies including Jamdat Mobile Inc. (acquired by Electronic Arts Inc.), Business.com Inc. (acquired by R.H. Donnelley Corp.), and Boingo Wireless, Inc. Mr. Sims serves as an advisor to the Los Angeles Dodgers Tech Accelerator and is a guest lecturer at the University of Southern California’s Marshall School of Business. Mr. Sims’ digital experience provides an important resource to our Board and qualifies him for service as a director.

John A. Fichthorn is our Executive Chairman and has served as a member of our Board since August 23, 2018. Mr. Fichthorn is currently the Founder and Portfolio Manager of MedTex Ventures. From April 2017 to April 2020, Mr. Fichthorn served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, LLC (“B. Riley Capital Management”), which is an SEC-registered investment adviser and wholly owned subsidiary of B. Riley. Mr. Fichthorn was a Co-Founder of Dialectic Capital Management, LLC, an investment management firm, and has been a portfolio manager of the firm since 2003. Mr. Fichthorn was employed by Maverick Capital from 2000 until 2003, most recently as Managing Director of the technology group. From 1999 to 2000, Mr. Fichthorn was an analyst at Alliance Capital working across multiple hedge fund products and as a member of the technology team. From 1997 to 1999, Mr. Fichthorn was an analyst at Quilcap Corporation, a short-biased hedge fund where he covered all sectors, with a focus on technology. From 1995 to 1997, Mr. Fichthorn worked at Ganek & Orwicz Partners. Mr. Fichthorn is the lead independent director of Quantum Corporation since April of 2019, and he was a Director of Health Insurance Innovations (aka Benefytt Corporation), Inc. from Dec 2017 until the company’s sale in August of 2020. Mr. Fichthorn also served on the boards of California Micro Devices and Immersion Corporation as well as several private company boards. Mr. Fichthorn has significant experience in accounting and financial matters with the unique perspective of representing the interests of stockholders on several public company boards, all of which qualify him for service as one of our directors.

B. Rinku Sen has served as one of our directors since November 3, 2017. Ms. Sen is a writer and a political strategist. She is currently Senior Strategist at Race Forward, having formerly served as Executive Director and as Publisher of their award-winning news site Colorlines. She is also a James O. Gibson Innovation Fellow at PolicyLink. Under Ms. Sen’s leadership, Race Forward has generated some of the most impactful racial justice successes of recent years, including Drop the I-Word, a campaign for media outlets to stop referring to immigrants as “illegal,” resulting in the Associated Press, USA Today, LA Times, and many more outlets changing their practice. Her books Stir it Up and The Accidental American theorize a model of community organizing that integrates a political analysis of race, gender, class, poverty, sexuality, and other systems. She writes and curates the news at rinkusen.com. We believe that Ms. Sen is qualified to serve as a director because of her experience and qualifications as a journalist and political activist.

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

Eric Semler has been one of our directors since March 9, 2021. Mr. Semler is a longtime investor in technology and media. Mr. Semler serves as the Managing Member of TCS Capital Management LLC (“TCS Capital Management”), a hedge fund that he founded in 2001. TCS Capital Management is among the largest independent technology, media and telecommunications investment funds with assets of $3.4 billion. In 2019, Mr. Semler and his spouse, Tracy, partnered with NBA parents Dell and Sonya Curry in founding and developing the Raising Fame podcast franchise. Prior to founding TCS Capital Management, Mr. Semler worked as an analyst from 1998 to 2000 for Georgica Advisors, an investment fund focused on media and communications stocks. From 1997 to 1998, he was an investment banking principal in the media and communications group at Montgomery Securities. From 1994 to 1997, Mr. Semler focused on mergers and acquisitions as an associate at James D. Wolfensohn & Co. Mr. Semler began his career as a journalist working for the New York Times and for the Moscow News in Russia. He is the co-author of two books published by Harper Collins: The Language of Nuclear War and The Businessman’s Guide to Moscow. Mr. Semler is the founder and chairman of the Bronx Baseball Dreams Foundation, which is a charitable organization that helps New York City youth develop baseball and academic skills to earn college baseball scholarships. He also serves on the board of directors of 8th Wall, a Palo Alto start-up company focused on creating augmented reality products. Mr. Semler has previously served on two public company boards: Angie’s List and Geeknet.com. He also served as a board member of dealtime.com, Classic Media, Channel 13/WNET TV, WNYC Radio, Wave Hill, Van Cortlandt Park Conservancy and the Dwight School. Originally from Portland, Oregon, Mr. Semler received his B.A. from Dartmouth College in 1987 and his J.D. and M.B.A. from Harvard University in 1994. Mr. Semler’s extensive experience as an investor in the technology and media industries qualifies him to serve as a member of our Board.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

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

Reporting Person (15)	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Number of Known Failures to File Required Form
John Fichthorn (1)	6	7	1
Ross Levinsohn (2)	2	8	0
Peter Mills (3)	10	10	0
Joshua Jacobs (4)	6	7	0
B. Rinku Sen (5)	10	9	0
David Bailey (6)	7	6	0
Todd Sims (7)	7	6	0
Paul Edmonson (8)	3	3	5
Douglas Smith (9)	2	4	0
James Heckman (10)	0	6	6
Benjamin Joldersma (11)	9	9	0
Avi Zimak (12)	3	4	0
William Sornsin (13)	1	1	0
H. Robertson Barrett (14)	2	2	0
Eric Semler (16)	2	2	0
Jill Marchisotto (17)	3	5	0
Andrew Kraft (18)	2	5	0

(1)	Delinquent reports include: for 2018, two reports (including the failure to file a Form 3); for 2019, two reports; for 2020, two reports; and for 2021, one report.
(2)	Delinquent reports include; for 2020, one report and for 2021, one report.
(3)	Delinquent reports include: for 2018, four reports; for 2019, three reports; for 2020, one report.
(4)	Delinquent reports include: for 2018, four reports; for 2020, one report; and for 2021, one report.
(5)	Delinquent reports include: for 2017, two reports; for 2018, four reports; for 2019, two reports; for 2020, one report; and for 2021, one report. All of Ms. Sen’s reportable transactions were reported on either a Form 3 or Form 4, both of which were filed on February 2, 2021, instead of separately on nine Form 4s.
(6)	Delinquent reports include: for 2018, four reports; for 2019, two reports; for 2020, one report.
(7)	Delinquent reports include: for 2018, two reports; for 2019, two reports; for 2020, one report; and for 2021, two reports.
(8)	Delinquent reports include: for 2018, one report; for 2019, two reports; for 2020, one report (consisting of the failure to file a Form 4); and for 2021, 4 reports (consisting of the failure to file four Form 4s).
(9)	Delinquent reports include: for 2019, one report; and for 2021, one report.
(10)	Delinquent reports include: for 2018, two reports; for 2019, three reports; and for 2020, one report.
(11)	Delinquent reports include: for 2018, four reports; for 2019, three reports; for 2020, one report; and for 2021, one report.
(12)	Delinquent reports include: for 2019, three reports; and for 2021, one report.
(13)	Delinquent reports include: for 2019, one report.
(14)	Delinquent reports include: for 2021, two reports.
(15)	To our knowledge, B. Riley FBR, and its affiliates, 180 Degree Capital Corp., and Mark E. Strome, each of which is currently or was previously a greater than 10% stockholder, timely filed all of their respective Section 16 filings. The table does not include any information related to any of our other greater than 10% stockholders as we do not have any knowledge as to any delinquent or missing Section 16 filings for such stockholders.
(16)	Delinquent reports include: for 2021, two reports.
(17)	Delinquent reports include: for 2020, two reports; and for 2021, one report.
(18)	Delinquent reports include: for 2020, one report; and for 2021, one report.

Code of Ethics

A Code of Ethics that applies to our executive officers and other employees, was approved and adopted by our Board on January 1, 2020. Copies of the Code of Ethics may be obtained free of charge by written request to TheMaven, Inc., attention Chief Financial Officer, 225 Liberty Street, 27th Floor, New York, New York 10281. We have also filed a copy of the Code of Ethics as an exhibit to this Annual Report.

Nomination Committee

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Audit Committee of our Board was formed September 14, 2018. The Audit Committee assists our Board in fulfilling its responsibility to oversee (a) the integrity of our financial statements, our accounting and financial reporting processes and financial statement audits, (b) our compliance with legal and regulatory requirements, (c) our systems of internal control over financial reporting and disclosure controls and procedures, (d) the independent auditor’s engagement, qualifications, performance, compensation, and independence, (e) review and approval of related party transactions, and (f) the communication among our independent auditors, our financial, and senior management and our Board. The Audit Committee currently consists of Peter Mills, who serves as its Chairman, and John Fichthorn. Our Board has determined that Mr. Mills, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Item 11. Executive Compensation

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2019.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2019.

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards (1)	(i) All Other Compensation	(j) Total Compensation
James Heckman Chief Executive	2019	$320,333	$105,500	$5,803,682	$-	$6,229,515
Officer and Director	2018	300,000	-	1,057,500	-	1,357,500
Paul Edmondson President and	2019	288,594	100,000	1,934,561	44,536 (4)	2,367,691
Chief Operating Officer (2)	2018	110,330	-	47,000	15,998 (4)	173,328
Douglas Smith Chief Financial	2019	266,667	133,333	1,100,603	-	1,500,603
Officer and Secretary (3)	2018	-	-	,	-	-

(1)	Reflects the fair value of option awards during the years in accordance with FASB ASC 718, Compensation – Stock Compensation, using actual forfeitures that were immaterial. For valuation assumptions, refer to Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements for the year ended December 31, 2019.
(2)	Mr. Edmondson held the title of our Chief Operating Officer from August 2018 until December 2019.
(3)	Mr. Smith was not employed by us in fiscal 2018.
(4)	Amounts include funds that can be used to purchase health coverage, which HubPages paid to its employees.

Narrative Discussion of Summary Compensation Table of Named Executive Officers

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

With respect to fiscal 2018 and fiscal 2019, each named executive officer received a base salary and was eligible for a stock option award pursuant to either our 2016 Stock Incentive Plan (the “2016 Plan”) or our 2019 Plan. Information on the specific components of the 2016 Plan and the 2019 Plan can be found below under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.” Mr. Smith was not employed by us during fiscal 2018; thus, he was not paid any compensation during such year.

James Heckman

Stock Option Awards during fiscal 2018 and fiscal 2019

Grant Date		Number of Options		Exercise Price Per Share
9/14/2018	(1)	2,250,000	(2)	$0.54
4/10/2019	(3)	14,509,205	(4)	$0.46

(1)	Grant of stock options pursuant to the 2016 Plan.
(2)	Shares of our common stock underlying the options vest monthly over three years.
(3)	Grant of stock options pursuant to the 2019 Plan.
(4)	Shares of our common stock underlying the stock options vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions.

Employment Agreement

On November 4, 2016, we entered into an employment agreement with Mr. James Heckman (the “Heckman Employment Agreement”). The Heckman Employment Agreement contemplated an employment term of a period of three years beginning on July 18, 2016, with Mr. Heckman serving as our Chief Executive Officer, President, and a director. Mr. Heckman was paid a base salary of $300,000 per annum, subject to an annual adjustment by our Board, and was entitled to the same employment benefits available to our employees as well as the reimbursement of business expenses during the term of employment. The Heckman Employment Agreement provided for various termination events under which he would have been entitled to one year’s severance equal to his annual salary amount. He is also subject to a restrictive covenant on competitive employment for up to two years after termination of the Heckman Employment Agreement, so long as we continue to pay his annual salary amount during that period, and a restrictive covenant on solicitation of our employees, customers, and vendors for up to one year after termination of the Heckman Employment Agreement. Mr. Heckman resigned as our Chief Executive Officer and a director on August 26, 2020 and we entered into a Separation Agreement with him with respect to his service in those positions. On the same date, we entered into a Consulting Agreement with Mr. Heckman, pursuant to which Mr. Heckman will serve as a consultant for a one-year period beginning on August 26, 2020.

Paul Edmondson

Stock Option Awards during fiscal 2018 and fiscal 2019

Grant Date		Number of Options		Exercise Price Per Share
9/14/2018	(1)	100,000	(2)	$0.54
4/10/2019	(3)	4,836,402	(4)	$0.46

(1)	Grant of stock options pursuant to the 2016 Plan.
(2)	Shares of our common stock underlying the options vest monthly over three years.
(3)	Grant of stock options pursuant to the 2019 Plan.
(4)	As of December 31, 2019, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the stock price vesting conditions.

Employment Agreement

On January 1, 2021, we entered into an employment agreement with Mr. Paul Edmondson (the “Edmondson Employment Agreement”). The Edmondson Employment Agreement contemplates a term that commences on January 1, 2021 and continues indefinitely until it is terminated in accordance with the provisions of the Edmondson Employment Agreement. The Edmondson Employment Agreement provides that Mr. Edmondson will continue to serve as our President of Platform, a position that he assumed in February 2021. Prior to that, Mr. Edmondson served as our President, a position he assumed in October 2019. Mr. Edmondson will be paid an annual base salary of $400,000, subject to annual review by our Board and an annual increase of at least 5%. Mr. Edmondson is also eligible to earn an annual bonus in accordance with the executive cash bonus plan, entitled the Maven Executive Bonus Plan, adopted by our Board (the “Executive Bonus Plan”), with a Target Bonus Amount (as defined in the Executive Bonus Plan) equal to 75% of his annual salary as of the last day of the applicable year. He is also eligible to participate in the 2019 Plan and is entitled to the same employment benefits available to our employees, as well as to the reimbursement of business expenses during his term of employment. The Edmondson Employment Agreement provides for various termination events under which Mr. Edmondson would be entitled to one year’s severance equal to his annual salary and bonus amounts based on achievement of 100% of his personal goals. Mr. Edmondson is also subject to restrictive covenants on solicitation of employees, solicitation of customers, use of trade secrets, and competition with us for a period of up to one year after termination of the Edmondson Employment Agreement.

Douglas Smith

Stock Option Awards during fiscal 2018 and fiscal 2019

Grant Date		Number of Options		Exercise Price Per Share
3/11/2019	(1)	1,000,000	(2)	$0.57
3/11/2019	(1)	500,000	(2)	$0.57
4/10/2019	(3)	1,064,008	(4)	$0.46

(1)	Grant of stock options pursuant to the Service Agreement entered into by us and Mr. Smith on March 1, 2019, prior to his employment with the Company.
(2)	Shares of our common stock underlying the options vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain vesting stock price conditions.
(3)	Grant of stock options pursuant to the 2019 Plan.
(4)	As of December 31, 2019, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the stock price conditions.

Employment Agreement

Effective March 1, 2019, we entered into a Service Agreement with Mr. Douglas Smith (the “Smith Service Agreement”). The Smith Service Agreement contemplated Mr. Smith serving as an independent consultant beginning on March 1, 2019, a role he continued to serve in until he entered into an employment agreement with us to serve as our Chief Financial Officer. Pursuant to the Smith Service Agreement, Mr. Smith was paid $15,000 per month and was granted 1,500,000 stock options on March 11, 2019.

On May 1, 2019, we entered into an employment agreement with Mr. Smith (the “Smith Employment Agreement”), pursuant to which, Mr. Smith agreed to serve as our Chief Financial Officer. The Smith Employment Agreement effectively terminated the Smith Service Agreement. Pursuant to the Smith Employment Agreement, Mr. Smith is paid a base salary of $400,000 per annum, subject to an annual adjustment by our Board, and is entitled to the same employment benefits available to our employees as well as the reimbursement of business expenses during the term of employment. The Smith Employment Agreement provides for various termination events under which he would be entitled to six months’ severance equal to his prorated annual salary amount. He is also subject to a restrictive covenant on competitive employment for up to one year after termination of the Smith Employment Agreement, and a restrictive covenant on solicitation of our employees, customers, and vendors for up to one year after termination of the Smith Employment Agreement.

On January 1, 2021, we amended and restated the Smith Employment Agreement (the “Amended Smith Employment Agreement”). The Amended Smith Employment Agreement provides that Mr. Smith will continue serving as the Chief Financial Officer until the Amended Smith Employment Agreement is terminated. Mr. Smith will be paid an annual base salary of $400,000, subject to annual review by our Board and an annual increase of at least 5%. Mr. Smith is also eligible to earn an annual bonus in accordance with the Executive Bonus Plan, with a Target Bonus Amount (as defined in the Executive Bonus Plan) equal to 50% of his annual salary as of the last day of the applicable year. He is also eligible to participate in the Company’s 2019 Plan and is entitled to the same employment benefits available to our employees, as well as to the reimbursement of business expenses during his term of employment. The Amended Smith Employment Agreement provides for various termination events under which Mr. Smith would be entitled to one year’s severance equal to his annual salary and bonus amounts based on achievement of 100% of his personal goals. Mr. Smith is also subject to restrictive covenants on solicitation of employees, solicitation of customers, use of trade secrets, and competition with us for a period of up to one year after termination of the Amended Smith Employment Agreement.

Director Compensation

In fiscal 2019, we compensated our independent directors with equity awards. We also provided additional compensation for a director who acts as chairperson of one or more committees of our Board. A director who is also an executive officer does not receive any additional compensation for these services as a director while providing service as an executive officer. The following table sets forth, for the year ended December 31, 2019, the compensation paid to the members of our Board.

Director Compensation

(a) Name of Director (1) (2)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($) (3)	(d) Option Awards ($) (4)	(g) All Other Compensation ($)	(h) Total ($)
Peter Mills (5)	-	100,000	105,796	-	205,796
David Bailey (6)	-	50,000	105,796	-	155,796
B. Rinku Sen (7)	-	79,200	105,796	29,200	184,996
Todd Sims (8)	-	100,000	105,796	-	205,796
John Fichthorn (9)	-	100,000	423,185	-	523,185

(1)	Mr. Heckman is a named executive officer and, accordingly, his compensation is included in the “Summary Compensation Table” above. He did not receive any compensation for his service as a director for the year ended December 31, 2019.
(2)	Mr. Jacobs served as our President until October 2019 but did not terminate his employment with us until December 2019. He served as one of our directors during fiscal 2019; however, he did not receive compensation for his services as a director during fiscal 2019.
(3)	Restricted stock awards were issued pursuant to the Outside Director Compensation Policies (as defined below) adopted in August and September 2018. The table reflects the fair value amount in accordance with ASC Topic 718.
(4)	Stock option awards were granted to directors pursuant to the 2019 Plan and approved by our Board. For valuation assumptions on stock option awards refer to the notes to our accompanying consolidated financial statements. The table reflects the fair value amount in accordance with ASC Topic 718.
(5)	As of December 31, 2019, the aggregate shares of our common stock underlying the unvested stock awards in column (c) were 208,333 shares; and the aggregate shares of our common stock underlying the unexercised option awards in column (d) were 241,820 shares.
(6)	As of December 31, 2019, the aggregate shares of our common stock underlying the stock awards in column (c) were 104,167 shares; and the aggregate unexercised option awards in column (d) were 241,820 shares.
(7)	“All Other Compensation” includes approximately $29,200 for consulting services performed by Ms. Sen for us during 2019. As of December 31, 2019, the aggregate shares of our common stock underlying the stock awards in column (c) were 104,167 shares; and the aggregate unexercised option awards in column (d) were 241,820 shares.
(8)	As of December 31, 2019, the aggregate shares of our common stock underlying the stock awards in column (c) were 208,333 shares; and the aggregate unexercised option awards in column (d) were 241,820 shares.
(9)	As of December 31, 2019, the aggregate shares of our common stock underlying the stock awards in column (c) were 208,333 shares; and the aggregate unexercised option awards in column (d) were 967,280 shares.

Director Compensation Policies

On August 23, 2018, our Board approved and adopted the Outside Director Compensation Policy (the “August 2018 Compensation Policy”). The August 2018 Compensation Policy applied to non-employee directors (the “Outside Directors”), providing that the Outside Directors would be granted annually a restricted stock option award equal to that number of shares of our common stock equal in value to $50,000. The shares of our common stock underlying each award vests in 12 equal monthly installments. The Outside Directors no longer receive cash compensation under the August 2018 Compensation Policy.

On September 14, 2018, our Board approved and adopted a new Outside Director Compensation Policy (the “September 2018 Compensation Policy” and, together with the August 2018 Compensation Policy, the “Outside Director Compensation Policies”). The September 2018 Compensation Policy includes the same provisions of the August 2018 Compensation Policy, except that it added an annual grant of a stock option award equal to that number of shares equal in value to $50,000 to any Outside Director that serves as the chairperson of one or more committees of our Board.

Potential Payments Upon Termination or Change-of-Control

Mr. Heckman

The Heckman Employment Agreement provided for various termination events under which he would have been entitled to one year’s severance equal to his annual salary amount. Subsequent to fiscal 2019, Mr. Heckman and we entered into a Separation Agreement, dated August 26, 2020, pursuant to which we agreed to hire Mr. Heckman as a consultant for a one-year period and pay him a monthly consulting fee of approximately $29,200 per month. The terms of the consulting arrangement were set forth in a separate consulting agreement.

Mr. Edmondson

The Edmondson Employment Agreement provides for various termination events under which Mr. Edmondson would be entitled to one year’s severance equal to his annual salary and bonus amounts based on achievement of 100% of his personal goals.

Mr. Smith

The Amended Smith Employment Agreement provides for various termination events under which Mr. Smith would be entitled to one year’s severance equal to his annual salary and bonus amounts based on achievement of 100% of his personal goals.

Outstanding Equity Awards at 2019

The following table provides information concerning options to purchase shares of our common stock held by the named executive officers on December 31, 2019.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards							Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable		(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock that Have Not Vested (#)	(h) Market Value of Shares or Units of Stock that Have Not Vested ($) (5)
James Heckman	937,500	1,312,500	(1)	-		0.56	9/12/2028	-	-
James Heckman	-	14,509,205	(2)	-		0.46	4/10/2029	-	-
Paul Edmondson	-	4,836,402	(3)	-		0.46	4/10/2029	-	-
Douglas Smith	-	1,064,008	(3)	-		0.46	4/10/2029	-	-
Douglas Smith	250,000	-	(4)	750,000	(6)	0.57	3/10/2029	-	-
Douglas Smith	125,000	-	(4)	375,000	(6)	0.57	3/10/2029	-	-
Paul Edmondson	-	-		-		-	-	622,665	491,905	(7)
Paul Edmondson	-	-		-		-	-	933,997	420,299	(7)

(1)	As of January 1, 2020, the remaining option awards will vest 1/36th over the next 21 months.
(2)	The shares of our common stock underlying the options vested one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions.
(3)	As of December 31, 2019, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the stock price conditions.
(4)	One-third of the option awards vested on March 11, 2020, with the balance vesting monthly over the next 24 months.
(5)	As of December 31, 2019, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the stock price conditions.
(6)	The unearned option awards vest in accordance with the vesting terms described above under the caption “Narrative Discussion of Summary Compensation Table of Named Executive Officers.”
(7)	As of December 31, 2019, the stock awards vested one-sixth on June 1, 2019, then one-sixth every four months thereafter, with a final vesting date of February 1, 2021. On December 15, 2020, the stock award was amended so that, as of December 31, 2020, all unvested awards would cease to vest and be forfeited, leaving an aggregate of 387,896 vested stock awards. Further, the Company purchased from the award recipient all of the vested awards at a price of $4.00 per underlying share in 24 equal monthly installments beginning on January 4, 2021, subject to certain conditions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2019 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,000,000	$1.50	-
Equity compensation plans not approved by security holders	96,732,258	0.53	22,982,253
Total	99,732,258	$0.56	22,982,253

Plans Adopted by Stockholders

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

Under the terms of the 2016 Plan, Awards to purchase up to 10,000,000 shares of our common stock may be granted to eligible participants. As of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued, 1,966,064 shares of our common stock remain available for issuance pursuant to the 2016 Plan. The 2016 Plan will terminate on December 19, 2026, unless previously terminated by our Board. The 2016 Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the 2016 Plan.

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

In connection with the Recapitalization, we assumed fully-vested stock options exercisable for up to 175,000 shares of our common stock at an exercise price of $0.17 per share and an expiration date of May 15, 2019. Of these stock options, 125,000 were exercised in June 2018 on a cashless basis resulting in the issuance of 106,154 shares of our common stock.

2019 Stock Incentive Plan

On April 4, 2019, our Board approved the 2019 Plan. On March 16, 2020, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2019 Plan to 85,000,000 shares of our common stock. Our stockholders approved the 2019 Plan, as amended, on April 3, 2020. On February 18, 2021, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2019 Plan to 185,000,000 shares of our common stock.

The purpose of the 2019 Plan is to retain the services of our directors, employees, and consultants and align the interests of these individuals with the interests of our stockholders through awards of stock options, restricted stock awards, unrestricted stock awards, and stock appreciation rights (collectively, “2019 Plan Awards”).

Under the terms of the 2019 Plan, 2019 Plan Awards to purchase up to 185,000,000 shares of our common stock may be granted to eligible participants. As of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued, 66,197,586 of shares of our common stock remain available for issuance pursuant to the 2019 Plan. The 2019 Plan will terminate on April 4, 2029, unless previously terminated by our Board. The 2019 Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the 2019 Plan.

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

Plans Adopted Without Approval of Security Holders

Channel Partner Warrant Program

We operate and continue to develop an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel is operated by an invitation-only Channel Partner. On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, our Board approved the Channel Partner Warrant Program (the “Channel Partner Warrant Program”) to be administered by management that authorized us to grant to certain of the Chanel Partners, Channel Partner warrants (the “Channel Partner Warrants”) to purchase up to 2,000,000 shares of our common stock pursuant to the Channel Partner Warrant Program. The Channel Partner Warrant Program was intended to provide equity incentive to the Channel Partners to motivate and reward them for their services to us and to align the interests of the Channel Partners with those of our stockholders. The Channel Partner Warrants had certain performance conditions. Pursuant to the terms of the Channel Partner Warrants, we would notify the respective Channel Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Channel Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on our platform or the revenue generated during the period from the issuance date through a specified end date.

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

In the aggregate, as of December 31, 2019, Channel Partner Warrants exercisable for up to 1,017,140 shares of our common stock were earned and remained outstanding, of which 613,041 were vested and exercisable. As of the date our accompanying consolidated financial statements for the year ended December 31, 2019 were issued or were available to be issued, 1,210,459 shares of our common stock remain available for issuance pursuant to the Channel Partner Warrant Program.

On March 10, 2019, our Board terminated the initial Channel Partner Warrant Program, and approved the “second” Channel Partner Warrant Program, that authorized us to grant Channel Partner Warrants to purchase up to 5,000,000 shares of our common stock. Such Channel Partner Warrants were to be issued with the same terms as the first Channel Partner Warrant Program, except that the shares of our common stock underlying these Channel Partner Warrants are earned and vest over three years and have a five-term.

On May 20, 2020, our Board terminated the second Channel Partner Warrant Program, and approved the “third” Channel Partner Warrant Program, that authorized us to grant Channel Partner Warrants to purchase up to 5,000,000 shares of our common stock. Such Channel Partner Warrants granted under the third Channel Partner Warrant Program were to be issued with the same terms as the second Channel Partner Warrant Program, except that any Channel Partner Warrants issued under the third Channel Partner Warrant Program are no longer subject to performance conditions.

Outside Options

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. During 2018, our Board granted Outside Options exercisable for up to 2,414,000 shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets.

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

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2021: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current directors (as of March 22, 2021) and our “named executive officers” (as determined as of December 31, 2019); and (iii) by all of our current directors and executive officers as a group (as of March 22, 2021).

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders:
B. Riley FBR, Inc. (3)	77,072,929	33.35%
180 Degree Capital Corp. (4)	15,429,000	6.59%
Warlock Partners, LLC (5)	22,639,459	9.83%
Athletes First Media LLC (6)	15,000,000	6.52%
TCS Capital Management LLC (14)	15,000,000	6.52%

Directors and Named Executive Officers:
James Heckman (7)	7,477,631	3.20%
Ross Levinsohn (8)	4,003,770	1.72%
John Fichthorn (9)	2,636,129	1.14%
Todd Sims (10)	1,044,783	**
B. Rinku Sen (11)	409,271	**
Peter Mills (12)	1,020,209	**
David Bailey (13)	382,564	**
Eric Semler (14)	15,055,165	6.54%
Paul Edmondson (15)	3,850,741	1.65%
Douglas Smith (16)	1,461,116	**

Total Executive Officers and Directors, as a group (13 persons)	32,612,721	13.52%

*	The address for each person listed above is 225 Liberty Street, 27th Floor, New York, New York 10281, unless otherwise indicated.
**	Less than 1.0%.
(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of March 22, 2021 pursuant to options, warrants, conversion privileges, or other rights.
(2)	Based on 230,202,832 shares of our common stock issued and outstanding, plus the number of shares each person has the right to acquire within sixty (60) days of March 22, 2021.

(3)	Shares of our common stock beneficially owned consist of: (i) 76,197,929 shares; and (ii) 875,000 shares of our common stock issuable upon the exercise of warrants. Shares of our common stock beneficially owned does not consist of 10,196,970 shares issuable upon conversion of 3,365 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(4)	Shares of our common stock beneficially owned consist of 11,429,000 shares. Shares of our common stock beneficially owned does not consist of 4,000,000 shares issuable upon conversion of 1,320 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(5)	Shares of our common stock beneficially owned consist of 22,639,459 shares. Shares of our common stock beneficially owned does not consist of 6,666,667 shares issuable upon conversion of 2,200 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(6)	Shares of our common stock beneficially owned consist of 15,000,000 shares.
(7)	Shares of our common stock beneficially owned consist of: (i) 4,094,708 shares; (ii) 2,000,000 shares of issuable upon the exercise of vested options issued under the 2016 Plan; (iii) 19,287 shares issuable upon the exercise of vested options issued under the 2019 Plan; and (iv) 1,363,636 shares issuable upon conversion of 450 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(8)	Shares of our common stock beneficially owned consist of: (i) 1,245,434 shares; and (ii) 2,758,336 shares of issuable upon the exercise of vested options issued under the 2019 Plan.
(9)	Shares of our common stock beneficially owned consist of: (i) 2,177,795 shares; (ii) 291,667 shares of our common stock issuable upon the vesting of restricted stock units; and (iii) 166,667 shares of our common stock granted under restricted stock awards, of which 27,778 shares of our common stock have vested. The remaining shares will vest 1/12 on a monthly basis.
(10)	Shares of our common stock beneficially owned consist of 878,116 shares; and (ii) 166,667 shares of our common stock granted under restricted stock awards, of which 27,778 shares of our common stock have vested. The remaining shares will vest 1/12 on a monthly basis.
(11)	Shares of our common stock beneficially owned consist of: (i) 269,231 shares; (ii) 457 shares of our common stock issuable upon the exercise of warrants; (iii) 56,250 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan; and (iv) 83,333 shares of our common stock granted under restricted stock awards, of which 13,889 shares of our common stock have vested and been issued. The remaining shares will vest 1/12 on a monthly basis.
(12)	Shares of our common stock beneficially owned consist of: (i) 674,792 shares; (ii) 78,750 shares of our common stock issuable upon the exercise of vested options issued under 2016 Plan; (iii) 166,667 shares of our common stock granted under restricted stock awards, of which 27,778 shares of our common stock have vested (with the remaining shares vesting 1/12 on a monthly basis) and (iv) 100,000 shares of our common stock issuable upon the conversion of 33 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).

(13)	Shares of our common stock beneficially owned consist of: (i) 269,231 shares; (ii) 30,000 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan; and (iii) 83,333 shares of our common stock granted under restricted stock awards, of which 13,889 shares of our common stock have vested. The remaining shares will vest 1/12 on a monthly basis.
(14)

Shares of our common stock beneficially owned consist of: (i) 15,000,000 shares of our common stock held by TCS Capital Management, a company that Mr. Semler serves as the managing member and (ii) 55,165 shares of our common stock granted under restricted stock awards, of which no shares of our common stock have vested. The shares will vest 1/10 on a monthly basis.

(15)	Shares of our common stock beneficially owned consist of: (i) 403,239 shares; (ii) 88,889 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan; and (iii) 3,358,613 shares of our common stock issuable upon the exercise of vested options issued from the 2019 Plan.
(16)	Shares of our common stock beneficially owned consist of: (i) 738,894 shares of our common stock issuable upon the exercise of vested options issued under the 2019 Plan; and (ii) 722,222 shares of our common stock issuable upon the exercise of vested options from the Outside Plan.

Series H Preferred Stock

The following table sets forth information regarding beneficial ownership of the Series H Preferred Stock as of March 22, 2021, (i) by each person who is known by us to beneficially own more than 5% of the Series H Preferred Stock; (ii) by our current directors (as of March 22, 2021) and our “named executive officers” (determined as of December 31, 2019); and (iii) by all of our current directors and executive officers as a group (as of March 22, 2021). The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 19,596 shares of our Series H Preferred Stock issued and outstanding as of March 22, 2021.

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Five Percent Stockholders:
Mark E. Strome	6,400	32.7%
B. Riley FBR, Inc.	3,365	17.2%
180 Degree Capital Corp.	1,320	6.7%
Warlock Partners LLC	2,200	11.2%
Directors and Named Executive Officers
James Heckman	450	2.3%
Ross Levinsohn	-	-
John Fichthorn	-	-
Todd Sims	-	-
B. Rinku Sen	-	-
Peter Mills	33	**
David Bailey	-	-
Eric Semler	-	-
Paul Edmondson	-	-
Douglas Smith	-	-
Total Executive Officers and Directors, as a group (13 persons)	33	**

** Less than 1%.

Series I Preferred Stock, Series J Preferred Stock, and Series K Preferred Stock

On December 18, 2020, we filed the Certificate of Amendment, which increased our authorized shares of common stock. All of the then-outstanding shares of Series I Preferred Stock, Series J Preferred Stock, and Series K Preferred Stock automatically converted into shares of our common stock. Accordingly, as of December 18, 2020, we no longer have any issued and outstanding shares of Series I Preferred Stock, Series J Preferred Stock, and Series K Preferred Stock

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 18, 2019, we completed a private placement of our 12% convertible debentures in the aggregate amount of $1,696,000 to three accredited investors. Included in the total was an investment of $1,500,000 by Strome II, an affiliate of Mark Strome, who previously beneficially owned more than 10% of the shares our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, $100,000 by John Fichthorn, our Executive Chairman, and $96,000 by B. Riley FBR. We paid a placement agent fee of $96,000 to B. Riley FBR. The 12% convertible debentures are due and payable on December 31, 2020. Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. Our obligations under the 12% convertible debentures are secured by a security agreement, dated as of October 18, 2018, by and among us and each investor thereto. On December 31, 2020, Strome II converted all outstanding principal and accrued interest underlying the 12% convertible debentures into shares of our common stock. Upon full satisfaction of amounts outstanding under the 12% convertible debentures, the security agreement was terminated. John A. Fichthorn, the Executive Chairman, served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

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

On June 14, 2019, we entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated the note purchase agreement dated June 10, 2019 and the 12% senior secured note, due July 31, 2019, issued thereunder. In connection with the amended and restated 12% senior secured note, we paid BRF Finance $2,400,000 as placement agent and B. Riley FBR $3,500,000 as a success fee in the offering. John A. Fichthorn, the Executive Chairman of our Board, served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly owned subsidiary of B. Riley. On August 27, 2019, we entered into a first amendment to the amended and restated note purchase agreement with BRF Finance, an affiliated entity of B. Riley, which amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to this first amendment, we received additional gross proceeds of $3,000,000, which after taking into account BRF Finance’s placement fee of $150,000 and its legal fees and expenses, resulted in us receiving net proceeds of $2,832,618. On February 27, 2020, we entered into a second amendment to the amended and restated note purchase agreement dated as of June 14, 2019 with BRF Finance, an affiliated entity of B. Riley, which further amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to the second amendment to the amended and restated note purchase agreement, BRF Finance issued a letter of credit in the amount of approximately $3,000,000 to our landlord for our lease of the premises located at 225 Liberty Street, 27th Floor, New York, New York 10281. On October 8, 2019, we issued the third amended and restated 12% senior secured note due June 14, 2022 in connection with a partial paydown of the second amended and restated 12% senior secured note due June 14, 2022. We also issued 5,000 shares of our Series J Preferred Stock to BRF Finance as a partial payment of approximately $4,800,000 of the outstanding balance. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On June 28, 2019, we entered into a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000. Of the shares of our Series I Preferred Stock issued, Ross Levinsohn, then the Chief Executive Officer of Sports Illustrated and currently our Chief Executive Officer, purchased 500 shares for $500,000. B. Riley FBR, acting as placement agent for our Series I Preferred Stock financing, was paid in cash $1,386,000 for its services and reimbursed for certain legal and other costs. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On October 7, 2019, we entered into a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 20,000 shares of our Series J Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of our common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000. Of the shares of our Series J Preferred Stock issued, Luke E. Fichthorn III, an immediate family member of John A. Fichthorn, who served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, a wholly owned subsidiary of B. Riley, purchased 100 shares, and B. Riley, or an affiliated entity, purchased 5,000 shares. B. Riley FBR, acting as placement agent for our Series J Preferred Stock financing, was paid in cash $525,240 for its services and reimbursed for certain legal and other costs. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On March 24, 2020, we entered into a second amended and restated note purchase agreement with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent and a purchaser, which further amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, we issued the Term Note, in the aggregate principal amount of $12,000,000 to the purchaser. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in-kind in arrears on the last day of each fiscal quarter. On March 25, 2020, we drew down $6,913,865 under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of $793,109, and other legal fees and expenses of BRF Finance that we paid, we received net proceeds of approximately $6,000,000. Pursuant to Amendment 1 to the second amended and restated note purchase agreement, dated October 23, 2020, interest payable on the notes on September 30, 2020, December 31,2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts can be converted into shares of our common stock at the price we last sold shares of our common stock. In addition, $3,367,090, including $3,295,506 of principal amount of the Term Note and $71,585 of accrued interest, was converted into shares of our Series K Preferred Stock and the maturity date of the Term Note was changed from March 31, 2021 to March 31, 2022. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

Between August 14, 2020 and August 20, 2020, we entered into several securities purchase agreements for the sale of Series H Preferred Stock with certain accredited investors, including, among others, Strome and Strome Alpha Fund, L.P. (“Strome Alpha”), affiliates of Mark Strome, who previously beneficially owned more than 10% of the shares of our common stock and currently beneficially owns more than 10% of the shares of our Series H Preferred Stock, pursuant to which we issued an aggregate of 2,253 shares, at a stated value of $1,000 per share, initially convertible into 6,825,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $2,730,000 for working capital and general corporate purposes. B. Riley FBR, acting as a placement agent for these issuances, waived its fee for these services and was reimbursed for certain legal and other costs. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock. On October 28, 2020, we entered into a mutual rescission agreement with Strome and Strome Alpha, pursuant to which the stock purchase agreements entered into by Strome and Strome Alpha between August 14, 2020 and August 20, 2020 were rescinded and deemed null and void.

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

Between October 23, 2020 and November 11, 2020, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. B. Riley FBR, acting as a placement agent for these issuances, was paid in cash $520,500 for its services and reimbursed for certain legal and other costs. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

Cramer Agreement

On August 7, 2019, in connection with TheStreet Merger, we entered into the Cramer Agreement with Mr. Cramer, pursuant to which Mr. Cramer and Cramer Digital agreed to provide the Cramer Services. In consideration for the Cramer Services, we pay Cramer Digital the Revenue Share. In addition, we pay Cramer Digital $3,250,000 as an annualized guarantee payment in equal monthly draws, recoupable against the Revenue Share. We also issued two options to Cramer Digital pursuant to our 2019 Plan. The first option was to purchase up to two million shares of our common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of our common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and we agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the Trigger Date. The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date, and the 36-month anniversary of the Trigger Date.

In addition, we provide Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that we will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month.

Other Agreements

On January 1, 2019, Maven Coalition entered into an amended and restated consulting agreement with William Sornsin, our former Chief Operating Officer from December 2019 until September 2020, pursuant to which Maven Coalition agreed to pay to Mr. Sornsin a monthly fee of $10,000, plus various incentive payments for launching certain sites on the Maven Network. The term of the amended and restated consulting agreement commenced on January 1, 2019 and ended on September 30, 2019.

On August 26, 2020, Maven Coalition entered into a consulting agreement with James C. Heckman, our former Chief Executive Officer pursuant to which Maven Coalition agreed to pay to Mr. Heckman a monthly fee of approximately $29,167 (to be increased to approximately $35,417 once our senior executive officer salaries are returned to the levels in place prior to March 2020). Mr. Heckman is also entitled to bonus payments of up to one hundred percent of the monthly fees payable in the then-current year upon satisfaction of certain performance goals. Mr. Heckman may also be awarded additional equity incentive awards. The initial term of the consulting agreement commenced on August 26, 2020 and ends on August 26, 2021, which term may be extended for an additional 12-month period unless our then-Chief Executive Officer notifies Mr. Heckman of a decision not to extend at least 90 days in advance.

On October 5, 2020, we entered into a separation agreement with Benjamin Joldersma, who served as our Chief Technology Officer from November 2016 through September 2020, pursuant to which we agreed to pay him approximately $111,000 as a severance payment, as well as any COBRA premiums.

Repurchases

Subsequent to the end of fiscal 2019, on December 15, 2020, we entered into the Fourth Amendment, pursuant to which we agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of our officers, and his spouse, an aggregate of approximately 16,802 shares of our common stock at a price of $4 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of approximately $67,207 per month.

Officer Promissory Notes

In May 2018, our then Chief Executive Officer began advancing funds to us in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which ranged from 2.18% to 2.38%. As of December 31, 2019 and 2018, the total principal amount of advances outstanding were $319,351 (which included accrued interest of $5,794) and $680,399 (which included accrued interest of $12,574), respectively. On October 31, 2020, we entered into an Exchange Agreement with Mr. Heckman pursuant to which he converted the outstanding principal amount due, together with accrued but unpaid interest under the promissory notes, into 389 shares of our Series H Preferred Stock.

Director Independence

Our Board and Committees

As of December 31, 2018, our Board was composed of seven persons. We do not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, we are not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, our Board currently has three members that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act and Rule 5605 of The Nasdaq Stock Market Listing Rules. These directors are Mr. Peter B. Mills, Ms. B. Rinku Sen and Mr. David Bailey.

During September 2018, John A. Fichthorn joined our Board and during November 2018 he was elected as Executive Chairman and Chairman of our Compensation Committee and Finance Committee. He was also appointed to our Disclosure Committee in June 2020. Until March of 2020, Mr. Fichthorn served as Head of Alternative Investments for B. Riley Capital Management, which is an SEC-registered investment adviser and a wholly owned subsidiary of B. Riley. Mr. Fichthorn serves on our Board as a designee of the holders of our Series H Preferred Stock. As a result, Mr. Fichthorn was not independent during fiscal 2018, 2019, or 2020.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed and incurred to both us or our subsidiaries by our independent registered public accounting firm for the years ended December 31, 2019 and 2018 for professional services by Marcum.

Category	2019 (2)	2018 (1)
Audit Fees	$1,223,979	$1,158,047
Audit-related Fees	-	-
All Other Fees	-	-
Tax Fees	69,165	37,624
	$1,293,144	$1,195,671

(1)	These fees were incurred during fiscal 2019 and 2020 in connection with the audit fees related to the audit for our year ended December 31, 2018 and review of our financial statements for certain of the fiscal 2018 interim periods, as well as tax fees for certain tax compliance services provided for fiscal 2018.
(2)	These fees were incurred during fiscal 2019 and 2020 in connection with the audit fees related to the audit for our year ended December 31, 2019 and review of our financial statements for certain of the fiscal 2019 interim periods, as well as tax fees for certain tax compliance services provided for fiscal 2019.

Audit Fees

We paid audit fees to Marcum of $1,223,979 and $1,158,047 for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, respectively, for review of our financial statements included in our 2018 quarterly reports on Form 10-Q for the second and third quarters of fiscal 2018, and for review of our financial statements included in this Annual Report for the first, second, and third quarters of fiscal 2019.

Audit-related Fees

Marcum did not provide any services not disclosed in the table above during fiscal 2019 and 2018. As a result, there were no audit-related fees billed or paid during fiscal 2019 and 2018.

All Other Fees

Marcum did not provide any services not disclosed in the table above during fiscal 2019 and 2018. As a result, there were no audit-related fees billed or paid during fiscal 2019 and 2018.

Tax Fees

Marcum provided professional services for tax compliance for fiscal 2019 and 2018 and was paid $69,165 and $37,624, respectively.

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

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Reference is made to the Financial Statements filed under Item 8, Part II of this Annual Report.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Current Report on Form 8-K filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as an exhibit to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as an exhibit to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as an exhibit to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as an exhibit to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the filed with the Secretary of State of the State of Delaware on December 2, 2016, which was filed as an exhibit to our Current Report on Form 8-K, filed on December 9, 2016.
3.3	Amended and Restated Bylaws, which was filed as an exhibit to our Current Report on Form 8-K filed on November 13, 2020.
3.4	Certificate of Designation of Preferences, Rights, and Limitations for Series G Convertible Preferred Stock, which was filed as an exhibit to our Registration Statement on Form S-3 (Registration No. 333-40710), declared effective on July 28, 2000.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2018.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on July 3, 2019.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on October 10, 2019.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
3.9	Certificate of Amendment as filed with the Delaware Secretary of State on December 18, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2020.
4.1	Specimen Common Stock Certificate, which was filed as an exhibit to Registration Statement on Form SB-2 (Registration No. 333-48040) on October 17, 2000.
4.2	2016 Stock Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.3	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2018.
4.4	Form of 10% Convertible Debenture due June 30, 2019, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
4.5	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
4.6	Form of 10% Original Issue Discount Senior Secured Convertible Debenture due October 31, 2019, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
4.7	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.

4.8	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2018.
4.9	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2019.
4.10	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 28, 2019.
4.11	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2010, which was filed as an exhibit to our Current Report on Form 8-K filed on April 12, 2019.
4.12	Voting Agreement, dated as of June 11, 2019, by and among 180 Degree Capital Corp., TheStreet SPV Series – a Series of 180 Degree Capital Management, LLC, the Company, and TST Acquisition Co., Inc, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
4.13	Form of Warrant for Channel Partners Program, which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.14*	Description of Securities.
4.15	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
4.16	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
4.17	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
4.18*	Form of 2019 Warrant for Channel Partners Program.
4.19*	Form of 2020 Warrant for Channel Partners Program.
10.1	Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on April 10, 2017.
10.2	Registration Rights Agreement, which was filed as exhibit to our Current Report on Form 8-K, filed on April 10, 2017.
10.3+	Employment Agreement, dated November 4, 2016, by and between the Company and William C. Sornsin, Jr., which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.4+	Employment Agreement, dated November 4, 2016, by and between the Company and Benjamin C. Joldersma, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.5	Share Exchange Agreement, dated October 14, 2016, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.6	First Amendment to the Share Exchange Agreement, dated November 3, 2016, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.7	Form of Registration Rights Agreement, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.8+	Employment Agreement, dated November 4, 2016, by and between the Company and James C. Heckman, which was filed as an exhibit to our Current Report on Form 8-K, filed on November 7, 2016.
10.9	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on January 5, 2018.
10.10	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on January 5, 2018.
10.11	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.12	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.13	Securities Purchase Agreement, dated as of June 6, 2018, by and between the Company and L2 Capital, LLC, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2018.
10.14	Promissory Note, issued as of June 6, 2018 by the Company in favor of L2 Capital, LLC, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2018.
10.15	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
10.16	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2018.
10.17	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2018.
10.18	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on August 10, 2018.
10.19	Securities Purchase Agreement, dated October 17, 2018, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
10.20	Security Agreement, dated October 17, 2018, by and among the Company, Maven Coalition, Inc., HubPages, Inc., SM Acquisition Co., Inc., and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
10.21	Subsidiary Guarantee, dated October 17, 2018, by Maven Coalition, Inc., HubPages, Inc., and SM Acquisition Co., Inc., in favor of each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 24, 2018.
10.22	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2018.
10.23	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on December 13, 2018.
10.24	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on March 22, 2019.
10.25	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as exhibit to our Current Report on Form 8-K filed on March 22, 2019.
10.26	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on March 28, 2019.
10.27	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on March 28, 2019.
10.28	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on April 12, 2019.
10.29	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on April 12, 2019.
10.30	Note Purchase Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investors named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
10.31	Form of 12% Note due July 31, 2019, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.
10.32	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 12, 2019.

10.33	Amended and Restated Note Purchase Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2019.
10.34	Form of 12% Note due June 14, 2022, which was filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2019.
10.35	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on June 19, 2019.
10.36	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as an exhibit to our Current Report on Form 8-K filed on July 3, 2019.
10.37	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as an exhibit to our Current Report on Form 8-K filed on July 3, 2019.
10.38	First Amendment to Amended and Restated Note Purchase Agreement, dated August 27, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc. Say Media, Inc., TheStreet, Inc., f/k/a TST Acquisition Co., Inc., Maven Media Brands, LLC, and the investor named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on September 3, 2019.
10.39	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as an exhibit to our Current Report on Form 8-K filed on September 3, 2019.
10.40	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2019.
10.41	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2019.
10.42	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2020, by and among the Company, Maven Coalition, Inc., TheStreet, Inc. Maven Media Brands, LLC, the agent and the purchaser, which was filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2020.
10.43	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2020.
10.44	Form of Series H Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2020.
10.45	Form of Series J Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020.
10.46	Form of Series J Registration Rights Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020.
10.47	Form of Series K Securities Purchase Agreement by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
10.48	Form of Series K Registration Rights Agreement by and among the Company and each of the several purchasers named therein, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
10.49	Amendment No. 1 to Second Amended and Restated Note Purchase Agreement, dated October 23, 2020, among the Company, the guarantors from time to time party thereto, each of the purchasers named therein, and BRF Financial Co., LLC, in its capacity as agent for the purchasers, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
10.50	Account Sale and Purchase Agreement, dated December 12, 2018, by and among Sallyport Commercial Finance, LLC, the Company, Maven Coalition, Inc., and HubPages, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.51	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.52	Lease of a Condominium Unit, dated October 2, 2019, by and between 26 WSN, LLC and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.53	Standard Form of Condominium Apartment Lease, dated February 10, 2020, by and between Strawberry Holdings, Inc. and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.54	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.55	Office Gross Lease, dated June 30, 2015, by and between RH 42Fourth, LLC and Say Media, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.56	Sublease Agreement, dated April 25, 2018, by and between Hodgson Meyers Communications, Inc. and Maven Coalition, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.57	Amendment to Lease Agreement, dated August 15, 2017, by and between Driggs, Bills and Day PLLC and The Maven Network Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.58	Sublease Agreement, dated February 22, 2017, by and between Driggs Bills and Day PLLC and TheMaven Network, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.59	WeWork Membership Agreement, dated September 19, 2018, by and between WW 995 Market LLC and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.60	Amendment to Membership Agreement, dated October 27, 2020, by and between WW 995 Market LLC and the Company which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.61	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.62+	Consulting Agreement, dated August 26, 2020, by and between Maven Coalition, Inc. and James C. Heckman, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.63+	Separation Agreement, effective as of September 2, 2020, by and between the Company and James C. Heckman, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.64+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.65+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.66+	Executive Employment Agreement, dated May 17, 2017, by and between the Company and Joshua Jacobs, which was filed as an exhibit to our Current Report on Form 8-K on June 2, 2017.
10.67+	Amended and Restated Executive Employment Agreement, dated January 1, 2018, by and between the Company and Joshua Jacobs, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.68	Note, dated April 6, 2020, issued by TheStreet, Inc. in favor of JPMorgan Chase Bank, N.A., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.69+	Director Agreement, effective January 1, 2020, by and between the Company and Joshua Jacobs, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.70+	Director Agreement – Strategic Financing Addendum, dated July 31, 2020, by and between the Company and Joshua Jacobs, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.71+	Independent Director Agreement, effective as of January 28, 2018, by and between the Company and David Bailey, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.72+	Executive Chairman Agreement, dated as of June 5, 2020, by and between the Company and John Fichthorn, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.73+	Independent Director Agreement, effective as of August 2018, by and between John Fichthorn, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.74+	Outside Director Compensation Policy, adopted on August 23, 2018, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.75+	Outside Director Compensation Policy, adopted on September 14, 2018, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.76	Business Development Services Agreement, effective as of October 1, 2018, by and between B. Rinku Sen and Maven Coalition, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021
10.77	Business Development Services Agreement, effective as of June 2, 2017, by and between B. Rinku Sen and TheMaven Network, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021
10.78+	Independent Director Agreement, effective as of November 3, 2017, by and between B. Rinku Sen and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.79+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.80+	Confidential Separation Agreement and General Release of All Claims, dated October 5, 2020, by and between Benjamin Joldersma and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.81+	Amended and Restated Consulting Agreement, dated January 1, 2019, by and between Maven Coalition, and William C. Sornsin, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.82+	Executive Employment Agreement, dated January 16, 2020, by and between the Company and William C. Sornsin, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.83+	Consulting Agreement, dated September 1, 2018, by and between Maven Coalition, Inc. and William C. Sornsin, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.84+	Separation & Advisor Agreement, dated October 6, 2020, by and between the Company and William C. Sornsin, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.85+	Termination Letter, dated August 23, 2018, by and between Maven Coalition, Inc. and William C. Sornsin, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.86+	Executive Employment Agreement, dated May 1, 2019, by and between the Company and Douglas B. Smith, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.87+	Executive Employment Agreement, dated March 20, 2017, by and between the Company and Martin Heimbigner, which was filed as an exhibit to our Current Report on Form 8-K on May 19, 2017.
10.88+	Confidential Separation Agreement and General Release, dated September 6, 2019, by and between the Company and Martin Heimbigner, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.89+	Executive Employment Agreement, dated September 16, 2019, by and between the Company and Ross Levinsohn, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.90+	Amended and Restated Executive Employment Agreement, dated May 1, 2020, by and between the Company and Ross Levinsohn.
10.91+	Advisory Services Agreement, dated April 10, 2019, by and between the Company and Ross Levinsohn, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.92+	First Amendment to the 2016 Stock Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.93+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.94+	Form of Restricted Equity Award – 2019 Equity Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.95+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.96+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.97*	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith.
10.98	Sublease Agreement, dated July 22, 1999, by and between TheStreet.com, Inc. and W12/14 Wall Acquisition Associates LLC, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.99	Third Lease Amendment Agreement, dated December 31, 2008, by and between CRP/Capstone 14W Property Owner, L.L.C. and TheStreet.com, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.100	Surrender Agreement, dated October 30, 2020, by and between Roza 14W LLC and TheStreet.com, Inc. and Maven Coalition, Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.101	Promissory Note issued in favor of James Heckman, dated July 13, 2018, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.102	Promissory Note issued in favor of James Heckman, dated May 18, 2018, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.103	Promissory Note issued in favor of James Heckman, dated May 15, 2018, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.104	Promissory Note issued in favor of James Heckman, dated June 6, 2018, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.105	Assignment Agreement, dated October 3, 2019, by and among, the Company, ABG-SI LLC, Meredith Corporation, and TI Gotham Inc., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.106	Employee Leasing Agreement, dated October 3, 2019, by and between the Company and Meredith Corporation, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.107	Outsourcing Agreement, dated October 3, 2019, by and between the Company and Meredith Corporation, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.108	Transition Services Agreement – theMaven, dated October 3, 2019, by and between the Company and Meredith Corporation, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.109	Assignment and Assumption Agreement, dated October 3, 2019, by and among Meredith Corporation, TI Gotham Inc., and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
10.110*+	Executive Employment Agreement, dated October 1, 2020, by and among the Company and Andrew Kraft.
10.111*	Channel Partners Warrant Program adopted on March 10, 2019.
10.112*	Channel Partners Warrant Program adopted on May 20, 2020.
10.113*+	2020 Outside Director Compensation Policy, adopted as of January 1, 2020.
10.114*+	Amendment to 2020 Outside Director Compensation Policy, dated May 27, 2020.
10.115*+	Amended & Restated Executive Employment Agreement, dated January 1, 2020, by and between Maven Coalition, Inc. and Andrew Kraft.
10.116*	Consulting Agreement, dated April 11, 2020, by and between Maven Coalition, Inc. and AQKraft Advisory Services, LLC.
10.117*+	Executive Employment Agreement, dated November 2, 2019, by and between the Company and Avi Zimak.
10.118*+	Executive Employment Agreement, dated December 12, 2018, by and between Maven Coalition, Inc. and Benjamin Trott.
10.119*+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft.
10.120*+	Stock Award Agreement, dated January 1, 2019, by and between the Company and Andrew Q. Kraft.
10.121	Maven Executive Bonus Plan, which was filed as an exhibit to our Current Report on Form 8-K filed on January 14, 2021.
10.122*	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc.

10.123	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.124	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.125*	Exchange Agreement, dated October 31, 2020, by and between the Company and James C. Heckman.
10.126	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.127*	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson.
10.128*	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and James Heckman.
10.129*	Stock Option Grant Notice, dated April 10, 2019, by and between the Company B. Rinku Sen.
10.130*	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith.
10.131*	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019.
10.132	Executive Employment Agreement, effective as of January 1, 2021, by and between the Company and Jill Marchisotto, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.133	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.134*	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC.
10.135*	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson.
10.136*	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and James Heckman.
10.137*	Restricted Stock Award Grant Notice, effective January 1, 2019, by and between the Company and B. Rinku Sen.
10.138	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.139	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.
10.140	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as an exhibit to our Current Report on Form 8-K on February 24, 2021.
10.141*	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020.
10.142*	2019 Equity Incentive Plan.
10.143	Letter Agreement between the Company and Joshua Jacobs, effective as of March 9, 2021, which was filed as an exhibit to our Current Report on Form 8-K on March 10, 2021.
10.144	Restricted Stock Award Grant Notice, effective March 9, 2021, by and between the Company and Eric Semler.
14.1	Code of Ethics, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.
21.1*	Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL*	Instance Document.
101.SCH XBRL*	Taxonomy Extension Schema Document.
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL*	Taxonomy Presentation Linkbase Document.

*	Filed Herewith
+	Employment Agreement

(b)	Exhibits. See Item 15(a) above.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheMaven, Inc.

Dated: April 9, 2021	By:	/s/ Ross Levinsohn
Ross Levinsohn Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas B. Smith
Douglas B. Smith Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ ROSS LEVINSOHN	Chief Executive Officer and Director
Ross Levinsohn	(Principal Executive Officer)
Date: April 9, 2021

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial and Accounting Officer)
Date: April 9, 2021

/s/ JOHN A. FICHTHORN	Executive Chairman and Director
John A. Fichthorn
Date: April 9, 2021

/s/ ERIC SEMLER	Director
Eric Semler
Date: April 9, 2021

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: April 9, 2021

/s/ B. RINKU SEN	Director
B. Rinku Sen
Date: April 9, 2021

/s/ DAVID BAILEY	Director
David Bailey
Date: April 9, 2021

/s/ TODD D. SIMS	Director
Todd D. Sims
Date: April 9, 2021

TheMaven, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TheMaven, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TheMaven, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp
Marcum LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

April 9, 2021

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,852,281	$2,406,596
Restricted cash	620,809	120,693
Accounts receivable, net	16,233,955	-
Factor receivables, net	-	6,130,674
Subscription acquisition costs	3,142,580	17,056
Royalty fees, current portion	15,000,000	-
Prepayments and other current assets	4,310,735	858,323
Total current assets	48,160,360	9,533,342
Property and equipment, net	661,277	68,830
Operating lease right-of-use assets	3,980,649	-
Platform development, net	5,892,719	4,707,956
Royalty fees, net of current portion	26,250,000	-
Subscription acquisition costs, net of current portion	3,417,478	-
Acquired and other intangible assets, net	91,404,144	15,403,758
Other long-term assets	1,085,287	119,630
Goodwill	16,139,377	7,324,287
Total assets	$196,991,291	$37,157,803
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$9,580,186	$4,943,767
Accrued expenses and other	18,686,675	2,382,047
Line of credit	-	1,048,194
Unearned revenues	32,163,087	396,407
Subscription refund liability	3,144,172	-
Liquidated damages payable	8,080,514	3,647,598
Convertible debt	741,197	-
Warrant derivative liabilities	1,644,200	1,364,235
Embedded derivative liabilities	13,501,000	7,387,000
Officer promissory notes	-	366,842
Total current liabilities	87,541,031	21,536,090
Unearned revenues, net of current portion	31,179,211	252,500
Operating lease liabilities, net of current portion	2,616,132	-
Deferred rent	-	46,335
Other long-term liability	242,310	242,310
Convertible debt, net of current portion	12,497,765	7,270,939
Officer promissory notes, net of current portion	319,351	313,557
Long-term debt	44,009,745	-
Total liabilities	178,405,545	29,661,731
Commitments and contingencies (Note 26)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $168,496; Series G shares designated: 1,800; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 shares at December 31, 2019 and 2018	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $19,399,250; Series H shares designated: 23,000; Series H shares issued and outstanding: 19,400; common shares issuable upon conversion: 58,787,879 shares at December 31, 2019 and 2018	18,045,496	18,045,496
Series I convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $23,100,000; Series I shares designated: 25,800; Series I shares issued and outstanding: 23,100; common shares issuable upon conversion: 46,200,000 shares at December 31, 2019	19,699,742	-
Series J convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $20,000,000; Series J shares designated: 35,000; Series J shares issued and outstanding: 20,000; common shares issuable upon conversion: 28,571,428 shares at December 31, 2019	17,739,996	-
Total mezzanine equity	55,653,730	18,213,992
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 37,119,117 and 35,768,619 shares at December 31, 2019 and 2018, respectively	371,190	357,685
Common stock to be issued	39,383	51,272
Additional paid-in capital	35,562,766	23,413,077
Accumulated deficit	(73,041,323)	(34,539,954)
Total stockholders’ deficiency	(37,067,984)	(10,717,920)
Total liabilities, mezzanine equity and stockholders’ deficiency	$196,991,291	$37,157,803

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue	$53,343,310	$5,700,199
Cost of revenue (includes amortization of developed technology and platform development for 2019 and 2018 of $6,191,965 and $2,395,048, respectively)	47,301,175	7,641,684
Gross profit (loss)	6,042,135	(1,941,485)
Operating expenses
Selling and marketing	12,789,056	1,720,714
General and administrative	29,511,204	10,286,997
Depreciation and amortization	4,551,372	64,676
Total operating expenses	46,851,632	12,072,387
Loss from operations	(40,809,497)	(14,013,872)
Other (expense) income
Change in valuation of warrant derivative liabilities	(1,015,151)	964,124
Change in valuation of embedded derivative liabilities	(5,040,000)	(2,971,694)
True-up termination fee	-	(1,344,648)
Settlement of promissory notes receivable	-	(3,366,031)
Interest expense	(10,463,570)	(2,508,874)
Interest income	13,976	22,262
Liquidated damages	(728,516)	(2,940,654)
Other	262	(129)
Total other expense	(17,232,999)	(12,145,644)
Loss before income taxes	(58,042,496)	(26,159,516)
Benefit for income taxes	19,541,127	91,633
Net loss	(38,501,369)	(26,067,883)
Deemed dividend on Series H convertible preferred stock	-	(18,045,496)
Net loss attributable to common shareholders	$(38,501,369)	$(44,113,379)
Basic and diluted net loss per common share	$(1.04)	$(1.69)
Weighted average number of common shares outstanding – basic and diluted	37,080,784	26,128,796

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2019 and 2018

			Common Stock to		Additional		Total
	Common Stock		be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance at January 1, 2018	28,516,009	$285,159	-	$-	$11,170,666	$(8,472,071)	$2,983,754
Proceeds from private placement of common stock	1,700,000	17,000	-	-	4,233,000	-	4,250,000
Costs incurred in connection with private placement of common stock	-	-	60,000	600	(600)	-	-
Cashless exercise of common stock warrants	736,853	7,369	-	-	(7,369)	-	-
Cashless exercise of common stock options	106,154	1,061	-	-	(1,061)	-	-
Issuance of restricted stock awards in connection with merger of HubPages	2,399,997	24,000	-	-	(24,000)	-	-
Issuance of restricted stock awards to the board of directors	206,506	2,065	-	-	(2,065)	-	-
Forfeiture of restricted stock awards	(329,735)	(3,297)	-	-	3,297	-	-
Issuance of common stock in connection with merger of Say Media	432,835	4,328	5,067,167	50,672	1,870,001	-	1,925,001
Issuance of restricted stock awards in connection with merger of Say Media	2,000,000	20,000	-	-	(20,000)	-	-
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	18,045,496	-	18,045,496
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(18,045,496)	-	(18,045,496)
Stock-based compensation	-	-	-	-	6,191,208	-	6,191,208
Net loss	-	-	-	-	-	(26,067,883)	(26,067,883)
Balance at December 31, 2018	35,768,619	$357,685	5,127,167	51,272	$23,413,077	$(34,539,954)	$(10,717,920)
Issuance of common stock in connection with the merger of Say Media	1,188,880	11,889	(1,188,880)	(11,889)	-	-	-
Cashless exercise of common stock warrants	539,331	5,393	-	-	729,793	-	735,186
Forfeiture of restricted stock	(825,000)	(8,250)	-	-	8,250	-	-
Issuance of restricted stock awards to the board of directors	833,333	8,333	-	-	(8,333)	-	-
Cashless exercise of common stock options	16,466	165	-	-	(165)	-	-
Common stock withheld for taxes	(402,512)	(4,025)	-		(252,033)		(256,058)
Stock-based compensation	-	-	-	-	11,672,177	-	11,672,177
Net loss	-	-	-	-	-	(38,501,369)	(38,501,369)
Balance at December 31, 2019	37,119,117	$371,190	3,938,287	39,383	$35,562,766	$(73,041,323)	$(37,067,984)

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(38,501,369)	$(26,067,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	276,791	28,857
Amortization of platform development and intangible assets	10,466,546	2,430,867
Loss on disposition of assets	-	94,875
Amortization of debt discounts	4,545,675	601,840
Change in valuation of warrant derivative liabilities	1,015,151	(964,124)
Change in valuation of embedded derivative liabilities	5,040,000	2,971,694
Bad debt expense	(363,147)	-
True-up termination fee	-	1,344,648
Settlement of promissory notes receivable	-	3,366,031
Loss on extinguishment of debt	-	1,350,337
Gain on extinguishment of embedded derivative liabilities	-	(1,096,860)
Write off unamortized debt discount upon extinguishment of debt	-	1,269,916
Accretion of original issue discount	-	69,596
Accrued interest	3,065,633	193,416
Liquidated damages	728,516	2,940,654
Stock-based compensation	10,364,787	4,340,824
Deferred income taxes	(19,541,127)	(91,633)
Change in operating assets and liabilities net of effect of business combinations:
Accounts receivable	(1,685,948)	-
Factor receivables	(6,130,674)	(1,384,333)
Subscription acquisition costs	(5,008,080)	(2,909)
Prepaid royalty fees	(41,250,000)	-
Prepayments and other current assets	(1,702,064)	(424,373)
Other long-term assets	(276,145)	(22,992)
Accounts payable	3,323,196	1,629,094
Accrued expenses	11,986,442	(129,535)
Unearned revenue	9,201,586	104,134
Subscription refund liability	(2,283,351)	-
Operating lease liabilities	(226,724)	-
Deferred rent	-	30,179
Net cash used in operating activities	(56,954,306)	(7,417,680)
Cash flows from investing activities
Purchases of property and equipment	(150,763)	(31,625)
Capitalized platform development	(2,537,402)	(2,156,015)
Payments of promissory notes receivable, net of advances for acquisition of business	-	(3,366,031)
Payments for acquisition of businesses, net of cash	(16,331,026)	(18,035,356)
Net cash used in investing activities	(19,019,191)	(23,589,027)
Cash flows from financing activities
Proceeds from issuance of Series H convertible preferred stock	-	12,474,704
Proceeds from issuance of debt	71,000,000	-
Repayments of long-term debt	(17,307,364)	-
Payment of debt issuance costs	(7,162,382)	-
Proceeds from 8% promissory notes	-	1,000,000
Payment of 8% promissory notes	-	(1,372,320)
Proceeds from 10% convertible debentures	-	4,775,000
Proceeds from 10% original issue discount convertible debentures	-	3,285,000
Proceeds from 12% convertible debentures	2,000,000	8,950,000
Proceeds from issuance of Series I convertible preferred stock	23,100,000	-
Proceeds from issuance of Series J convertible preferred stock	15,000,000	-
Proceeds from private placement of common stock	-	1,250,000
Payment of issuance costs of Series I convertible preferred stock	(1,459,858)	-
Payment of issuance costs of Series J convertible preferred stock	(580,004)	-
Payment of issuance costs of Series H convertible preferred stock	-	(159,208)
Repayments, net of borrowings, under line of credit	(1,048,194)	(956,254)
Payment for taxes related to repurchase of restricted common stock	(256,058)	-
Proceeds from officer promissory notes	-	1,009,447
Repayment of officer promissory notes	(366,842)	(341,622)
Net cash provided by financing activities	82,919,298	29,914,747
Net (decrease) increase in cash, cash equivalents, and restricted cash	6,945,801	(1,091,960)
Cash, cash equivalents, and restricted cash – beginning of year	2,527,289	3,619,249
Cash, cash equivalents, and restricted cash – end of year	$9,473,090	$2,527,289
Supplemental disclosure of cash flow information
Cash paid for interest	$2,852,262	$39,373
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,307,390	$1,850,384
Discount on 8% promissory notes allocated to warrant derivative liabilities	-	600,986
Discount on 8% promissory notes allocated to embedded derivative liabilities	-	159,601
Discount on 10% convertible debentures allocated to embedded derivative liabilities	-	471,002
Discount on 10% original issue discount senior convertible debentures allocated to warrant derivative liabilities	-	382,725
Discount on 10% original issue discount senior convertible debentures allocated to embedded derivative liabilities	-	49,000
Discount on 12% senior convertible debentures allocated to embedded derivative liabilities	1,074,000	4,760,000
Exercise of warrants for issuance of common shares	735,186	-
Payment of 12% amended senior secured note for issuance of Series J convertible preferred stock	4,853,933	-
Liquidated damages recognized upon issuance of 12% senior convertible debentures	84,000	706,944
Liquidated damages liability recorded against cash proceeds for Series I convertible preferred stock	1,940,400	-
Liquidated damages liability recorded against cash proceeds for Series J convertible preferred stock	1,680,000	-
Aggregate exercise price of common stock options exercised on cashless basis	-	21,250
Aggregate exercise price of common stock warrants exercised on cashless basis	-	168,423
Reclassification of investor demand payable to stockholders’ equity	-	3,000,000
Fair value of common stock issued for private placement fees	-	150,000
Deemed dividend on Series H convertible preferred stock	-	18,045,496
Assumption of liabilities in connection with merger of HubPages	-	851,114
Common stock issued in connection with merger of Say Media	-	1,925,001
Assumption of liabilities and debt in connection with merger of Say Media	-	7,629,705
Issuance of Series H convertible preferred stock for private placement fees	-	669,250

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

1. Organization and Basis of Presentation

Organization

TheMaven, Inc. (the “Maven” or “Company”), was incorporated as Integrated Surgical Systems, Inc. (“Integrated”), in Delaware on October 1, 1990. On July 22, 2016, Amplify Media, Inc. was incorporated in Delaware and on July 27, 2016, it changed its name to Amplify Media Network, Inc. (“Amplify Media Network”). Amplify Media Network changed its name again on October 14, 2016 to TheMaven Network, Inc. (“TheMaven Network”).

On October 11, 2016, Integrated and TheMaven Network entered into a share exchange agreement, whereby the stockholders of TheMaven Network agreed to exchange all of the then issued and outstanding shares of common stock for shares of common stock of Integrated. On November 4, 2016, the parties consummated a recapitalization pursuant to the share exchange agreement and, as a result, TheMaven Network become a wholly owned subsidiary of Integrated. Integrated changed its name to TheMaven, Inc. on December 2, 2016. On March 5, 2018, TheMaven Network changed its name to Maven Coalition, Inc. (“Maven Coalition 1”). For additional information, see Note 20.

On December 19, 2019, the Company’s wholly owned subsidiaries Maven Coalition 1, and HubPages, Inc., a Delaware corporation (“HubPages”), were merged into another of the Company’s wholly owned subsidiaries, Say Media, Inc., a Delaware corporation (“Say Media”), with Say Media as the surviving corporation. On January 6, 2020, Say Media changed its name to Maven Coalition, Inc. (“Coalition”).

Unless the context indicates otherwise, Maven, Coalition, HubPages, (as described in Note 3), Say Media (as described in Note 3), TheStreet, Inc. (“TheStreet”) (as described in Note 3), are together hereinafter referred to as the “Company.”

Business Operations

The Company operates a best-in-class technology platform empowering premium publishers who impact, inform, educate, and entertain. The Company operates a significant portion of the media businesses for Sports Illustrated (as defined below) and owns and operates TheStreet, and power more than 250 independent brands including History, Maxim, and Biography. The Maven technology platform provides digital publishing, distribution, and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a coalition of independent, professionally managed online media publishers (referred to as the “Channel Partner(s)” or the “Maven(s)”). Each Channel Partner joins the media-coalition by invitation-only and is drawn from premium media brands, professional journalists, subject matter experts, and social leaders. Mavens publish content and oversee an online community for their respective channels, leveraging a proprietary technology platform to engage the collective audiences within a single network. Generally, Mavens are independently owned, strategic partners who receive a share of revenue from the interaction with their content. When they join, the Company believes Mavens will benefit from the proprietary technology of the Company’s platform, techniques, and relationships. Advertising revenue may improve due to the scale the Company has achieved by combining all Mavens onto a single platform and the large and experienced sales organization. They may also benefit from the Company’s membership marketing and management systems, which the Company believes will enhance their revenue. Additionally, the Company believes the lead brand within each vertical creates a halo benefit for all Mavens in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

The Company’s growth strategy is to continue to expand the coalition by adding new Mavens in key verticals that management believes will expand the scale of unique users interacting on the Company’s technology platform. In each vertical, the Company seeks to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory Maven specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Mavens and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Company’s technology platform.

In June 2019, the Company entered into a licensing agreement (the “Initial Licensing Agreement”) with ABG-SI LLC (“ABG”), as amended by Amendment No. 1 to Licensing Agreement, dated September 1, 2019 (the “First Amendment”), Amendment No. 2 to Licensing Agreement, dated April 1, 2020 (the “Second Amendment”), and Amendment No. 3 to Licensing Agreement, dated July 28, 2020 (the “Third Agreement” and, together with the Initial Licensing Agreement, First Amendment, and Second Amendment, the “Sports Illustrated Licensing Agreement”) to license certain Sports Illustrated (“Sports Illustrated”) brands as part of its growth strategy. In August 2019, the Company acquired TheStreet. For addition information, see Note 3.

The Company’s common stock is quoted on the OTC Markets Group Inc.’s Pink Open Market under the symbol “MVEN”.

Seasonality

The Company experiences typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Going Concern

The Company performed an annual reporting period going concern assessment. Management is required to assess its ability to continue as a going concern. This Annual Report has been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

The Company has a history of recurring losses. The Company’s recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. The operating loss realized in fiscal 2019 was primarily a result of a marketing investment in customer growth, together with investments in people and technology as the Company continued to expand its operations, and operations rapidly expanding during fiscal 2019 with the acquisition of TheStreet and the Sports Illustrated Licensing Agreement for certain Sports Illustrated brands. The operating loss realized in fiscal 2018 was primarily a result of investments in people, infrastructure for the Company’s technology platform, and operations rapidly expanding during fiscal 2018 with the acquisitions of HubPages and Say Media, along with continued costs based on the strategic growth plans in other verticals.

As reflected in these consolidated financial statements, the Company had revenues of $53,343,310 for the year ended December 31, 2019, and experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the year ended December 31, 2019, the Company incurred a net loss attributable to common stockholders of $38,501,369, utilized cash in operating activities of $56,954,306, and as of December 31, 2019, had an accumulated deficit of $73,041,323. The Company has financed its working capital requirements since inception through the issuance of debt and equity securities.

In 2020 and continuing into 2021, the Company has also been impacted by the COVID-19 pandemic. Many national governments and sports authorities around the world have made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of COVID-19. In addition, many governments and businesses have limited non-essential work activity, furloughed, and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment. As a result of these factors, the Company experienced a decline in traffic, advertising revenue, and earnings since early March 2020, due to the cancellation of high attendance sports events and the resulting decrease in traffic to the technology platform and advertising revenue. The Company has implemented cost reduction measures in an effort to offset its revenue and earnings declines, while experiencing increased cash flows by growth in digital subscriptions. The extent of the impact on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic, related group gathering and sports event advisories and restrictions, and the extent and effectiveness of containment actions taken, all of which remain uncertain at the time of issuance of these consolidated financial statements.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date these consolidated financial statements were issued or were available to be issued.

Management’s assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective, and susceptible to change. The factors that the Company considered important in its going concern analysis, include, but are not limited to, its fiscal 2021 cash flow forecast and its fiscal 2021 operating budget. Management also considered the Company’s ability to repay its convertible debt through future equity and the implementation of cost reduction measures in effect to offset revenue and earnings declines from COVID-19. These factors consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the issuance date of these consolidated financial statements, the funds necessary to maintain operations and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

In particular, the Company’s plan for the: (1) 2021 cash flow forecast, considered the use of its working capital line with FastPay (as described in Note 28 to fund changes in working capital, where the Company has available credit of approximately $8.7 million as of the issuance date of these consolidated financial statements for the year ended December 31, 2019, and that the Company does not anticipate the need for any further borrowings that are subject to the holders approval, from its Term Note (as described in Note 28) where the Company may be permitted to borrow up to an additional $5 million; and (2) 2021 operating budget, considered that approximately sixty-five percent of the Company’s revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent in 2020 demonstrating the strength of its premium brand, and the plan to continue to grow its subscription revenue from its 2019 acquisition of TheStreet (as described in Note 3) and to launch premium digital subscriptions from its Sports Illustrated licensed brands (as described in Note 3), in January 2021.

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of the date these consolidated financial statements were issued or were available to be issued and concluded that conditions and events considered in the aggregate, do not raise substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date.

Reclassifications

Certain comparative amounts as of and for the year ended December 31, 2018 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of Maven and its wholly owned subsidiaries, Coalition, HubPages, Say Media, and TheStreet. See Note 3 for additional information as to the acquisitions of these wholly owned subsidiaries. On December 19, 2019, the Company’s wholly owned subsidiaries, Maven Coalition, Inc. and HubPages, were merged into the Company’s wholly owned subsidiary Say Media, with Say Media as the surviving corporation. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currencies (U.K. pounds sterling and Canadian dollar), as it is the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currencies financial statements into U.S. dollars was immaterial for the year ended December 31, 2019, therefore, a foreign currency cumulative translation adjustment was not reported as a component of accumulated other comprehensive income (loss) and the unrealized foreign exchange gain or loss was omitted from the consolidated statements of cash flows. Foreign currency transaction gains and losses, if any, resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income, net on the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the selection of useful lives of property and equipment, intangible assets, capitalization of platform development and associated useful lives; assumptions used in accruals for potential liabilities; fair value of assets acquired and liabilities assumed in the business acquisitions, the fair value of the Company’s goodwill and the assessment of acquired goodwill, other intangible assets and long-lived assets for impairment; determination of the fair value of stock-based compensation and valuation of derivatives liabilities; and the assumptions used to calculate contingent liabilities, and realization of deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results could differ from these estimates.

Risks and Uncertainties

The Company has a limited operating history and has not generated significant revenues to date to cover its operating expenses. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

With the initial onset of COVID-19, the Company faced significant change in its advertisers’ buying behavior, where previous ad placements were cancelled. The Company’s advertising revenue from Sports Illustrated was impacted as a result of sports authorities around the world making the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues through the balance of 2020 and the start of 2021. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels. As a result of the Company’s advertising revenue declining in early 2020, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause a significant impact in the near term, that depend on future developments, including the duration of COVID-19, future sport event advisories and restrictions, and the extent and effectiveness of containment actions taken.

Since August 2018, B. Riley FBR, Inc. (“B. Riley FBR”), a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services have included raising debt and equity capital to support the acquisitions of HubPages, Say Media, TheStreet, and the Sports Illustrated Licensing Agreement with ABG (as described in Note 3). The raising debt and equity capital for the acquisitions, refinancing and working capital purposes included the sale of 10% Convertible Debentures, 10% Original OID Convertible Debentures, 12% Convertible Debentures (as described in Note 17), 12% Senior Secured Notes, and 12% Amended Senior Secured Notes (as described in Note 17), Series H, Series I and Series J Preferred Stock (as described in Note 19), and subsequent equity offerings of Series H, Series J, and Series K Preferred Stock (as described in Note 28).

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. The Company accounts for revenue on a gross basis, as compared to a net basis, in its statement of operations. Cost of revenues is presented as a separate line item in the statement of operations. The Company has made this determination based on it taking the credit risk in its revenue-generating transactions and it also being the primary obligor responsible for providing the services to the customer.

The following is a description of the principal activities from which the Company generates revenue:

Advertising Revenue

Digital Advertising – The Company recognizes revenue from digital advertisements at the point when each ad is viewed. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent publisher Channel Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Advertising revenue that is comprised of fees charged for the placement of advertising, on the Company’s flagship website, TheStreet.com, is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Print Advertising – Advertising related revenues for print advertisements are recognized when advertisements are published (defined as an issue’s on-sale date), net of provisions for estimated rebates, rate adjustments, and discounts.

Subscription Revenue

Digital Subscriptions – The Company enters into contracts with internet users that subscribe to premium content on the digital media channels. These contracts provide internet users with a membership subscription to access the premium content. The Company owes its independent publisher Channel Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Subscription revenue generated from the Company’s flagship website TheStreet.com from institutional and retail customers is comprised of subscriptions and license fees for access to securities investment information, stock market commentary, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Circulation Revenue

Circulation revenues include magazine subscriptions and single copy sales at newsstands.

Print Subscriptions – Revenues from magazine subscriptions are deferred and recognized proportionately as products are distributed to subscribers.

Newsstand – Single copy revenue is recognized on the publication’s on-sale date, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions.

Licensing Revenue

Content licensing-based revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year.

Nature of Performance Obligations

At contract inception, the Company assesses the obligations promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service or bundle that is distinct. To identify the performance obligations, the Company considers all the promises in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when, or as, the performance obligations are satisfied and control is transferred to the customer.

Digital Advertising – The Company sells digital advertising inventory on its websites directly to advertisers or through advertising agencies. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement is run on the Company’s platform. The price for direct digital advertising is determined in contracts with the advertisers. Revenue from the sale of direct digital advertising is recognized when the advertisements are delivered based on the contract. The customer is invoiced the agreed-upon price in the month following the month that the advertisements are delivered with normal trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, digital advertising contracts may include a guaranteed number of impressions and sales incentives to its customers including volume discounts, rebates, value added impressions, etc. For all such contracts that include these types of variable consideration, the Company estimates the variable consideration and factors in such an estimate when determining the transaction price.

Print Advertising – The Company provides advertisement placements in print media directly to advertisers or through advertising agencies. The Company’s performance obligations related to print advertising are satisfied when the magazine in which an advertisement appears is published, which is defined as an issue’s on-sale date. The customer is invoiced the agreed-upon price when the advertisements are published under normal industry trade terms. The agreed upon price is adjusted for estimated provisions for rebates, rate adjustments, and discounts. As part of the Company’s customary business practices, print advertising contracts include guaranteed circulation levels of magazines, referred to as rate base, and a number of sales incentives to its customers including volume discounts, rebates, bonus pages, etc. For all such contracts that include these types of variable consideration, the Company estimates such when determining the transaction price.

Digital Subscriptions – The Company recognizes revenue from each membership subscription to access the premium content over time based on a daily calculation of revenue during the reporting period, which is generally one year. Subscriber payments are initially recorded as deferred revenue on the balance sheet. As the Company provides access to the premium content over the membership subscription term, the Company recognizes revenue and proportionately reduces the deferred revenue balance.

Print Subscriptions – The Company sells magazines to consumers through subscriptions. Each copy of a magazine is determined to be a distinct performance obligation that is satisfied when the publication is sent to the customer. The majority of the Company’s subscription sales are prepaid at the time of order. Subscriptions may be canceled at any time for a refund of the price paid for remaining issues. As the contract may be canceled at any time for a full refund of the unserved copies, the contract term is determined to be on an issue-to-issue basis as these contracts do not have substantive termination penalties. Revenues from subscriptions are deferred and recognized proportionately as subscribers are served. Some magazine subscription offers contain more than one magazine title in a bundle. The Company allocates the total contract consideration to each distinct performance obligation, or magazine title, based on a standalone-selling price basis.

Newsstand – The Company sells single copy magazines, or bundles of single copy magazines, to wholesalers for ultimate resale on newsstands primarily at major retailers and grocery/drug stores, and in digital form on tablets and other electronic devices. Publications sold to magazine wholesalers are sold with the right to receive credit from the Company for magazines returned to the wholesaler by retailers. Revenue is recognized on the issue’s on-sale date as the date aligns most closely with the date that control is transferred to the customer. The Company bases its estimates for returns on historical experience and current marketplace conditions.

Licensing – The Company has entered into various licensing agreements that provide third-party partners the right to utilize the Company’s content. Functional licenses in national media consist of content licensing.

Timing of Satisfaction of Performance Obligations

Point-in-Time Performance Obligations – For performance obligations related to certain digital advertising space and sales of print advertisements, the Company determines that the customer can direct the use of and obtain substantially all the benefits from the advertising products as the digital impressions are served or on the issue’s on-sale date. For performance obligations related to sales of magazines through subscriptions, the customer obtains control when each magazine issue is mailed to the customer on or before the issue’s on-sale date. For sales of single copy magazines on newsstands, revenue is recognized on the issue’s on-sale date as the date aligns most closely with the date that control is transferred to the customer. Revenues from functional licenses are recognized at a point-in-time when access to the completed content is granted to the partner.

Over-Time Performance Obligations – For performance obligations related to sales of certain digital advertising space, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the most appropriate method.

For performance obligations related to digital advertising, the Company satisfies its performance obligations on some flat-fee digital advertising placements over time using a time-elapsed output method.

Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company has determined that the above method provides a faithful depiction of the transfer of goods or services to the customer. For performance obligations recognized using a time-elapsed output method, the Company’s efforts are expended evenly throughout the period.

Performance obligations related to subscriptions to premium content on the digital media channels provides access for a given period of time, which is generally one year. The Company recognizes revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period.

Transaction Price and Amounts Allocated to Performance Obligations

Determining the Transaction Price – Certain advertising contracts contain variable components of the transaction price, such as volume discounts and rebates. The Company has sufficient historical data and has established processes to reliably estimate these variable components of the transaction price.

Subscription revenue generated from the flagship website TheStreet.com is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact the Company or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of the Company’s annual newsletter subscription products, the Company offers the ability to receive a refund during the first 30 days but none thereafter. Accordingly, the Company maintains a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter.

The Company typically does not offer any type of variable consideration in standard magazine subscription contracts. For these contracts, the transaction price is fixed upon establishment of the contract that contains the final terms of the sale including description, quantity and price of each subscription purchased. Therefore, the Company does not estimate variable consideration or perform a constraint analysis for these contracts.

A right of return exists for newsstand contracts. The Company has sufficient historical data to estimate the final amount of returns and reduces the transaction price at contract inception for the expected return reserve.

There is no variable consideration related to functional licenses.

Estimating Standalone-Selling Prices – For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone-selling price basis. The standalone-selling price is the price at which the Company would sell a promised good or service separately to the customer. In situations in which an obligation is bundled with other obligations and the total amount of consideration does not reflect the sum of individual observable prices, the Company allocates the discount to (1) a single obligation if the discount is attributable to that obligation or (2) prorates across all obligations if the discount relates to the bundle. When standalone-selling price is not directly observable, the Company estimates and considers all the information that is reasonably available to the Company, including market conditions, entity specific factors, customer information, etc. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances.

Measuring Obligations for Returns and Refunds – The Company accepts product returns in some cases. The Company establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions.

As of December 31, 2019, a subscription refund liability of $3,144,172 was recorded for the provision for the estimated returns and refunds on the consolidated balance sheet.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2019	2018
Revenue by product line:
Advertising	$35,918,370	$5,614,953
Digital subscriptions	6,855,038	85,246
Magazine circulation	9,046,473	-
Other	1,523,429	-
Total	$53,343,310	$5,700,199
Revenue by geographical market:
United States	$52,611,255	$5,700,199
Other	732,055	-
Total	$53,343,310	$5,700,199
Revenue by timing of recognition:
At point in time	$47,557,652	$5,614,953
Over time	5,785,658	85,246
Total	$53,343,310	$5,700,199

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media network channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: Channel Partner guarantees and revenue share payments; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance, and occupancy costs of related personnel; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel and stock-based compensation related to Channel Partner Warrants (as described in Note 20).

Contract Balances

The timing of the Company’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. An asset is recognized when certain costs incurred to obtain a contract meet the capitalization criteria. A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services.

The following table provides information about contract balances:

	As of December 31, 2019					As of December 31, 2018
	Advertising	Digital Subscriptions	Magazine Circulation	Other	Total	Advertising	Digital Subscriptions	Total
Unearned revenues (short-term contract liabilities)	-	8,634,939	23,528,148	-	32,163,087	325,863	70,544	396,407
Unearned revenues (long-term contract liabilities)	-	478,557	30,478,154	222,500	31,179,211	252,500	-	252,500

Accounts Receivable – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. These were not deemed to be contract assets. As of December 31, 2019, accounts receivable was reflected net of the allowance for doubtful accounts of $304,129.

Factor Receivables – The Company’s accounts receivable were subject to a factoring note agreement with a finance company as of December 31, 2018 (as described in Note 13). These were not deemed to be contract assets. As of December 31, 2018, accounts receivable was reflected net of allowance for doubtful accounts of $57,913.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and, therefore, meet the capitalization criteria. Direct mail costs also meet the requirements to be capitalized as assets if they are proven to be recoverable. The incremental costs of obtaining a contract are amortized as revenue is recognized or over the term of the agreement. As of December 31, 2018, incremental costs of obtaining a contract also included contract fulfillment costs related to the revenue share to the Channel Partners. The contract fulfillment costs were amortized over the same period as the associated revenue. The Company records incremental costs of obtaining a contract as subscription acquisition costs on the consolidated balance sheets. These were not deemed to be contract assets. The Company had no asset impairment charges related to the subscription acquisition costs during the years ended December 31, 2019 and 2018.

Subscription acquisition cost amortization of $315,661 was recognized during the year ended December 31, 2019 related to the Sports Illustrated Licensing Agreement, in addition to amortization from the subscription acquisition costs at the beginning of the year of $17,056. Subscription acquisition cost amortization of $14,147 was recognized during the year ended December 31, 2018 from the subscription acquisition costs at the beginning of the year.

Unearned Revenues – Unearned revenues, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenues on the consolidated balance sheets.

Subscription and circulation revenue of $17,817,947 was recognized during the year ended December 31, 2019 related to the acquisitions of TheStreet and the Sports Illustrated Licensing Agreement, in addition to subscription revenue of $426,407 recognized from the unearned revenues at the beginning of the year. Subscription revenue of $31,437 was recognized during the year ended December 31, 2018 from unearned revenues at the beginning of the year.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains cash, cash equivalents, and restricted cash at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2019 and 2018, cash and cash equivalents consist primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents. The following table reconciles total cash, cash equivalents, and restricted cash:

	As of December 31,
	2019	2018
Cash and cash equivalents	$8,852,281	$2,406,596
Restricted cash	620,809	120,693
Total cash, cash equivalents, and restricted cash	$9,473,090	$2,527,289

As of December 31, 2019, the Company had restricted cash of $620,809 of which: (1) $500,000 serves as collateral for an outstanding letter of credit for a security deposit for office space leased at 14 Wall Street, 15th Floor, New York, New York, which expired on December 31, 2020; and (2) $120,809 serves as collateral for certain credit card merchant accounts with a bank.

As of December 31, 2018, the Company had restricted cash of $120,693 that served as collateral for certain credit card merchant accounts with a bank.

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

Revenue from significant customers as a percentage of the Company’s total revenue are as follows:

	Years Ended December 31,
	2019	2018
Customer 1	22.4%	35.5%
Customer 2	-	14.8%

Significant accounts receivable balances as a percentage of the Company’s total accounts receivable are as follows:

	As of December 31,
	2019	2018
Customer 1	-	16.8%

Significant Vendors – Concentrations of risk with respect to third party vendors who provide products and services to the Company are limited. If not limited, such concentrations could impact profitability if a vendor failed to fulfill their obligations or if a significant vendor was unable to renew an existing contract and the Company was not able to replace the related product or service at the same cost.

Significant accounts payable balances as a percentage of the Company’s total accounts payable are as follows:

	As of December 31,
	2019	2018
Vendor 1 *	61.7%	-
Vendor 2	-	29.4%
Vendor 3	-	11.5%

* The significant accounts payable balance as of December 31, 2019 related to the service agreements with Meredith Corporation (“Meredith”) (as described in Note 3).

Leases

The Company has various lease arrangements for certain equipment and its offices. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. At inception, the Company determines whether an arrangement that provides control over the use of an asset is a lease. When it is reasonably certain that the Company will exercise the renewal period, the Company includes the impact of the renewal in the lease term for purposes of determining total future lease payments. Rent expense is recognized on a straight-line basis over the lease term.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 as of January 1, 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $1,003,221, lease liabilities for operating leases of $1,069,745, with no cumulative effect adjustment on retained earnings on its consolidated balance sheets, with no material impact to its consolidated statements of operations (as further described under the heading Recently Adopted Accounting Standards and in Note 7).

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

Office equipment and computers	1 – 3 years
Furniture and fixtures	1 – 5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

The Company capitalizes internal labor costs, including payroll-based and stock-based compensation, benefits and payroll taxes, that are incurred for certain capitalized platform development projects related to the Company’s technology platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

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

Intangible Assets

Intangibles with finite lives, consisting of developed technology and trade names, are amortized using the straight-line method over the estimated economic lives of the assets, which is five years. A finite lived intangible asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Trade name consists of trade names in affiliation with HubPages, Say Media and TheStreet. Intangibles with an indefinite useful life are not being amortized.

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

Amortization of debt discount during the years ended December 31, 2019 and 2018, was $4,545,675 and $601,840, respectively.

Liquidated Damages

Liquidated damages are provided as a result of the following: (i) certain registration rights agreements provide for damages if the Company does not register certain shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”); and (ii) certain securities purchase agreements provide for damages if the Company does not maintain its periodic filings with the Securities and Exchange Commission (“SEC”) within the requisite time frame (the “Public Information Failure Damages”). Obligations with respect to the Registration Rights Damages and the Public Information Failure Damages (collectively, the “Liquidated Damages”) are accounted for as contingent obligations when it is deemed probable the obligations would not be satisfied at the time a financing is completed, and are subsequently reviewed at each quarter-end reporting date thereafter. When such quarterly review indicates that it is probable that the Liquidated Damages will be incurred, the Company records an estimate of each such obligation at the balance sheet date based on the amount due of such obligation. The Company reviews and revises such estimates at each quarter-end date based on updated information.

Selling and Marketing

Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts, print, and digital advertising. Advertising costs that are not capitalized are expensed the first time the advertising takes place. During the years ended December 31, 2019 and 2018, the Company incurred advertising expenses of $859,802 and $25,285, respectively, which are included within selling and marketing on the consolidated statements of operations.

General and Administrative

General and administrative expenses consist primarily of payroll for executive personnel, technology personnel incurred in developing conceptual formulation and determination of existence of needed technology, and administrative personnel along with any related payroll costs; professional services, including accounting, legal and insurance; facilities costs; conferences; other general corporate expenses; and stock-based compensation of related personnel.

Derivative Financial Instruments

The Company accounts for freestanding contracts that are settled in the Company’s equity securities, including common stock warrants, to be designated as an equity instrument, and generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

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

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 19) is reported as a mezzanine obligation between liabilities and stockholders’ equity. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Channel Partners (further details are provided under the heading Channel Partner Warrants in Note 20), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 20).

The Company accounts for stock awards and stock option grants to employees, directors and consultants by measuring the cost of services received in exchange for the stock-based payments as compensation expense in the Company’s consolidated financial statements. Stock awards and stock option grants to employees which are time-vested, are measured at fair value on the grant date, and charged to operations ratably over the vesting period. Stock awards and stock option grants to employees which are performance-vested, are measured at fair value on the grant date and charged to operations when the performance condition is satisfied.

The Channel Partner Warrants granted are subject to a performance condition, which is generally based on the average number of unique visitors on the channel operated by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on Maven’s platform or the revenue generated during the period from issuance date through a specified end date. The Company recognizes expense for these Channel Partner Warrants as the services are received. The Company has specific objective criteria for determination of the period over which services are received and expense is recognized.

Prior to the adoption of ASU 2018-07 (as further described under the heading Recently Adopted Accounting Standards), the Company accounted for stock-based payments to certain directors and consultants, and Channel Partners (collectively the “non-employee awards”) by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. There was no cumulative effect of adoption of ASU 2018-07 on January 1, 2019. For stock-based awards granted to non-employees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation using the straight-line recognition method.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) restricted stock units and stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock awards which provide for performance-vesting and a true-up provision, are determined through consultants with the Company’s independent valuation firm using the binomial pricing model at the grant date; (4) stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (5) Channel Partner Warrants are determined utilizing the Black-Scholes option-pricing model; and (6) AGB warrants are determined utilizing the Monte Carlo model (further details are provided in Note 21).

Fair value determined under the Black-Scholes option-pricing model and Monte Carlo model is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock and is evaluated based upon market comparisons. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The fair value of the restricted stock units and stock options granted were probability weighted during the year ended December 31, 2019 under the Black-Scholes option-pricing model or Monte Carlo model as determined through consultants with the Company’s independent valuation firm since the value of the restricted stock units or stock options, among other things, depend on the volatility of the underlying shares of the Company’s common stock, under the following two scenarios: (1) scenario one assumes that the Company’s common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”); and (2) scenario two assumes that the Company’s common stock is not up-listed on the Exchange prior to units final vesting date (the “No Up-list”), collectively referred to as the “Probability Weighted Scenarios”.

The Company classifies stock-based compensation in its consolidated statements of operations in the same manner in which the award recipient’s cash compensation cost is classified.

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

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock awards are considered outstanding but is included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable and, thus, are vested. All restricted stock units are included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable and, thus, are vested. Contingently issuable shares are included in basic loss per common share only when there is no circumstance under which those shares would not be issued. Diluted loss per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net income loss per common share, as their effect would have been anti-dilutive.

	As of December 31,
	2019	2018
Series G Preferred Stock	188,791	188,791
Series H Preferred Stock	58,787,879	58,787,879
Series I Preferred Stock	46,200,000	-
Series J Preferred Stock	28,571,429	-
Indemnity shares of common stock	412,500	825,000
Restricted Stock Awards	2,391,665	6,309,874
Financing Warrants	2,882,055	3,949,018
Channel Partner Warrants	939,540	1,017,141
ABG Warrants	21,989,844	-
Restricted Stock Units	2,399,997	-
Common Stock Awards	8,064,561	9,405,541
Common Equity Awards	65,013,645	-
Outside Options	3,724,667	2,414,000
Total	241,566,573	82,897,244

Adoption of Sequencing Policy

Under authoritative guidance, the Company adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815, Derivatives and Hedging, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy. Information with respect to the issuance of dilutive and potentially dilutive instruments and authorized share increase subsequent to the date of these consolidated financial statements are provided under the heading Sequencing Policy in Note 28.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 as of January 1, 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The adoption of ASU 2016-02 on January 1, 2019 resulted in no cumulative effect adjustment (as further described in Note 7).

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features are no longer required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The adoption of ASU 2017-11 on January 1, 2019 resulted in no cumulative effect adjustment.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019 resulted in no cumulative effect adjustment (as further described in Note 21).

Recently Issued Accounting Standards

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

In August 2018, the FASB issued ASU 2018-13, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The effective date is the first quarter of fiscal 2021, with early adoption permitted for any eliminated or modified disclosures. The adoption of this update requires a change in disclosures only and is not expected to have an impact on the Company’s consolidated financial statements.

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

3. Acquisitions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

2019 Acquisitions

TheStreet, Inc. – On June 11, 2019, the Company, TST Acquisition Co., Inc., a Delaware corporation (“TSTAC”), a newly-formed indirect wholly owned subsidiary of the Company, and TheStreet, entered into an agreement and plan of merger, as amended (the “TheStreet Merger Agreement”), pursuant to which TSTAC merged with and into TheStreet, with TheStreet continuing as the surviving corporation in the merger and as a wholly owned subsidiary of the Company (“TheStreet Merger”). TheStreet Merger Agreement provided that all issued and outstanding shares of common stock of TheStreet would be exchanged for an aggregate of $16,500,000 in cash. Pursuant to the terms of TheStreet Merger Agreement, on June 10, 2019, the Company deposited $16,500,000 into an escrow account pursuant to an escrow agreement.

On August 7, 2019, the Company acquired all of the outstanding shares of TheStreet for total cash consideration of $16,500,000, pursuant to TheStreet Merger Agreement. The results of operation of the acquired business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. TheStreet’s addition to the Company’s premium media coalition highlights its strategic growth and adds a flagship to the portfolio of major media brands. The Company acquired TheStreet to enhance the user’s experience by increasing content through the Company’s industry-leading technology, distribution and monetization platform. TheStreet is a digital financial media company that provides reporting on investment trends and analysis and operates a network of 27 premium content channels that act as an open community for writers, explorers, knowledge seekers and conversation starters to connect in an interactive and informative online space. In connection with TheStreet Merger, the Company entered into an arrangement with a co-founder to continue certain services (further details are provided under the heading Cramer Digital, Inc. Agreement in Note 25). TheStreet operates primarily in the United States.

The Company funded the cash consideration pursuant to TheStreet Merger from the net proceeds from the 12% Senior Secured Note financing (as described in Note 18).

The Company incurred $199,630 in transaction costs related to the acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. The acquisition related expenses were recorded within general and administrative expense on the consolidated statements of operations.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Accounts receivable	$1,586,031
Prepaid expenses	1,697,347
Restricted cash	500,000
Other current assets	53,001
Other long-term assets	689,512
Property and equipment	718,475
Operating right-of-use assets	1,395,474
Developed technology	4,388,104
Trade name	2,580,000
Subscriber relationships	2,150,000
Advertiser relationships	2,240,000
Database	1,140,000
Goodwill	8,815,090
Accounts payable	(1,313,223)
Accrued expenses	(1,129,009)
Other current liabilities	(373,836)
Unearned revenues	(6,242,335)
Operating lease liabilities	(2,394,631)
Net assets acquired	$16,500,000

The Company utilized an independent appraisal, as well as other available market data, to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the intangible assets were determined as follows: developed technology was determined under the cost approach with a useful life of three years (3.0 years); trade name was determined using the relief from royalty method of the income approach with a useful life of twenty years (20.0 years); subscriber relationships and advertising relationships were determined using the multi-period excess earnings method of the income approach with a useful life of eight and four tenths years (8.4 years) and nine and four tenths years (9.4 years), respectively; and data base was determined using the replacement cost method of the cost approach with a useful life of fifteen years (15.0 years). The weighted-average useful life for the intangible assets is eight and six tenths years (8.6 years). The fair value of the unearned revenues was determined with the following inputs: (1) projection of when deferred revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate.

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

Licensing Agreement with ABG-SI LLC – On June 14, 2019, the Company and ABG, a Delaware limited liability company and indirect wholly owned subsidiary of Authentic Brands Group, entered into the Sports Illustrated Licensing Agreement, pursuant to which the Company has the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands, and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Sports Illustrated Licensed Brands”).

The initial term of the Sports Illustrated Licensing Agreement commenced on October 4, 2019 upon the termination of the Meredith License Agreement (as defined below) and continues through December 31, 2029. We have the option, subject to certain conditions, to renew the term of the Sports Illustrated Licensing Agreement for nine consecutive renewal terms of 10 years each (collectively with the initial term, the “Term”), for a total of 100 years. The Sports Illustrated Licensing Agreement provides that we will pay to ABG annual royalties in respect of each year of the Term based on gross revenues (“Royalties”) with guaranteed minimum annual amounts. On the execution of the Sports Illustrated Licensing Agreement, the Company prepaid ABG $45,000,000 against future Royalties upon (see Note 5). In addition, ABG will pay to the Company a share of revenues relating to certain Sports Illustrated business lines not licensed to the Company, such as all gambling-related advertising and monetization, events, and commerce. The Company funded the prepaid Royalties from the net proceeds from the 12% Senior Secured Notes financing (as described in Note 18). The Company entered into the Licensing Agreement as part of its growth strategy to serve as a cornerstone of vertical content.

Pursuant to a publicly announced agreement, dated May 24, 2019, between ABG and Meredith, Meredith previously operated the Sports Illustrated Licensed Brands under license from ABG (the “Meredith License Agreement”). On October 3, 2019, Maven and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement (collectively, the “Transition Agreement”), whereby the parties agreed to the terms and conditions under which Meredith continued to operate certain aspects of the business, and provide certain services during the fourth quarter of 2019 as all activities were transitioned over to Maven. Through these agreements, Maven took over operating control of the Sports Illustrated Licensed Brands, and the Transition Agreement was terminated.

In connection with the Sports Illustrated Licensing Agreement, the Company issued ABG warrants to acquire common stock of the Company (the “ABG Warrants”) for performance of future services (see Note 21).

As consideration for entering into the Licensing Agreement, the Company agreed to retain the responsibility and lead the negotiations with Meredith to provide for the transfer of the Sports Illustrated Licensed Brands from Meredith, including an arrangement where Meredith retains responsibility for producing and distributing the physical publications Sports Illustrated and Sports Illustrated for Kids (the “Magazines”) and subscriber marketing, as well as to retain responsibility for paying the deferred subscription revenue, described in the Sports Illustrated Licensing Agreement, as the total liability to subscribers to fulfill unfulfilled subscriptions to the print and electronic editions of the Magazines, accrued as of October 4, 2019, and the obligation to issue to each subscriber requesting a refund in connection therewith the amount of such liability owing to that subscriber. No cash was paid to ABG in connection with the Sports Illustrated Licensing Agreement.

The Company concluded that the Sports Illustrated Licensing Agreement entered into to conduct the licensed brands was an asset acquisition in accordance with ASC 805, Business Combinations, Subtopic 50, Related Issues (ASC 805-50), as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. All direct acquisition related costs of $331,026 are assigned to the assets in relation to the relative fair value of the acquired assets and recorded as part of the consideration transferred.

In accordance with the above guidance, the fair value of the assets acquired and liabilities assumed at the effective date of the acquisition based upon their respective fair values are summarized below:

Accounts receivable	$337,481
Prepaid expenses	1,534,922
Subscriber relationships	71,308,799
Other current liabilities	(632,056)
Unearned revenues	(47,249,470)
Subscription refund liability	(5,427,523)
Deferred tax liabilities	(19,541,127)
Net assets acquired	$331,026

The Company utilized an independent appraisal, as well as other available market data, to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the intangible asset was determined by an independent appraisal in accordance with ASC 805-50 by allocating the fair value of an assumed liability to the individual assets acquired based on their relative fair values, with the fair value of the assumed liabilities (or unearned revenues and subscription refund liability) assigned to the subscriber relationships asset as the subscribers are sufficiently similar and can be valued together as a single identifiable asset acquired. The fair value of the unearned revenues was determined with the following inputs: (1) projection of when deferred revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate. The fair value of the subscription refund liability was established based upon the historical return rates for specific products. The subscriber relationships (the customer-based intangible assets) useful life was determined by establishing the average term of the issues served taking into account expected subscription renewals, which is five years (5 years).

The Company concluded and recognized deferred tax liabilities, consistent with the guidance for an asset acquisition, at the Licensing Agreement effective date in accordance with ASC 740, Income Taxes, based on the difference between the book and tax basis of the assets acquired calculated under the simultaneous equation model using the initial measurement guidance in accordance with ASC 805.

Supplemental Pro Forma Information

The following table summarizes the results of operations of TheStreet from the date of TheStreet Merger included in the consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been January 1, 2018:

	Revenue	Net Income (Loss)
From TheStreet Merger date until December 31, 2019	$7,857,587	$538,339
Combined entity supplemental pro forma from January 1, 2019 to December 31, 2019 (unaudited):
TheStreet	$16,218,388	$(14,498,524)
Maven	45,485,723	(39,039,708)
Adjustments	2,494,667	6,409,464
Total supplemental pro forma from January 1, 2019 to December 31, 2019	$64,198,778	$(47,128,768)
Combined entity supplemental pro forma from January 1, 2018 to December 31, 2018 (unaudited):
TheStreet	$27,511,107	$(3,131,639)
Maven	5,700,199	(26,067,883)
Adjustments	(4,858,046)	(8,847,598)
Total supplemental pro forma from January 1, 2018 to December 31, 2018	$28,353,260	$(38,047,120)

The following summarizes earnings per common share of the combined entity had the date of TheStreet Merger been January 1, 2018:

	Supplemental Pro Forma from January 1, 2019 to December 31, 2019 (unaudited)	Supplemental Pro Forma from January 1, 2018 to December 31, 2018 (unaudited)
Net income (loss)	$(47,128,768)	$(38,047,120)
Net income (loss) per common share – basic and diluted	$(1.27)	$(1.46)
Weighted average number of common shares outstanding – basic and diluted	37,080,784	26,128,796

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2018 reporting period.

The adjustments to the supplemental pro forma revenue for the years ended December 31, 2019 and 2018 represent the estimated adjustment to decrease the assumed deferred revenue obligation to a fair value at the acquisition date of approximately $6.24 million, representing a reduction from the carrying value of approximately $5.30 million. The fair value was determined based on the cost to fulfill the remaining subscription obligations plus a reasonable profit margin. For the year ended December 31, 2019, the adjustment of $2,494,667 reflects an increase in revenue representing the pro forma revenue as if the fair value adjustment would have occurred in the 2018 reporting period. For the year ended December 31, 2018, the adjustment of $4,858,046 reflects a decrease in revenue representing the pro forma revenue that would have been recognized to record the revenue based on the fair value of the assumed deferred revenue obligation during the reporting period.

For the year ended December 31, 2019, supplemental pro forma net income adjustment of $6,409,464 related to the following: (1) elimination of the acquisition related costs and nonrecurring transaction costs of $5,579,762; (2) recording of interest expense and related debt issuance cost amortization of $1,245,534; (3) recording of depreciation and amortization expense of the acquired fixed assets and intangible assets of $419,431; and (4) adjustment of $2,494,667 for an increase in revenue representing the pro forma revenue as if the fair value adjustment would have occurred in the 2018. For the year ended December 31, 2018, supplemental pro forma net loss adjustment of $8,847,598 related to the following: (1) recording of interest expense and related debt issuance cost amortization of $2,811,321; (2) recording of depreciation and amortization expense of the acquired fixed assets and intangible assets of $1,178,231; and (3) adjustment of $4,858,046 for a decrease in revenue representing the pro forma revenue that would have been recognized to record the revenue based on the fair value of the assumed deferred revenue obligation during the reporting period.

2018 Acquisitions

For the 2018 acquisitions, the Maven was considered the accounting acquirer and HubPages and Say Media merged with Maven’s wholly owned subsidiary HPAC and SMAC (both a further described below), respectively. The consolidated financial statements of Maven for the period prior to the mergers are considered to be the historical financial statements of the Company.

HubPages, Inc. – On March 13, 2018, the Company and HubPages, together with HP Acquisition Co, Inc. (“HPAC”), a wholly owned subsidiary of the Company incorporated in Delaware on March 13, 2018 in order to facilitate the acquisition of HubPages by the Company, entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), and as amended by the Amendment to Agreement and Plan of Merger, dated April 25, 2018 (the “First Amendment”), the Second Amendment to Agreement and Plan of Merger, dated June 1, 2018 (the “Second Amendment”), the Third Amendment to Agreement and Plan of Merger, dated May 31, 2019 (the “Third Amendment”), and the Fourth Amendment to Agreement and Plan of Merger, dated December 15, 2020 (the “Fourth Amendment” and, collectively with the Agreement and Plan of Merger, the First Amount, the Second Amendment, and the Third Amendment, the “HubPages Merger Agreement”), pursuant to which HPAC merged with and into HubPages, with HubPages continuing as the surviving corporation in the merger and as a wholly owned subsidiary of the Company (the “HubPages Merger”). The parties also agreed, among other things, that on or before June 15, 2018, the Company would (i) pay directly to counsel for HubPages the legal fees and expenses incurred by HubPages in connection with the transactions contemplated by the HubPages Merger Agreement as of the date of such payment (the “Counsel Payment”); and (ii) deposit into escrow the sum of (x) $5,000,000 minus (y) the amount of the Counsel Payment. On June 15, 2018, the Company made the requisite payment of $5,000,000 under the HubPages Merger Agreement.

On August 23, 2018, the Company acquired all the outstanding shares of HubPages for total cash consideration of $10,569,904, pursuant to the HubPages Merger. The results of operation of the acquired business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. The Company acquired HubPages to enhance the user’s experience by increasing content. HubPages is a digital media company that operates a network of 27 premium content channels that act as an open community for writers, explorers, knowledge seekers and conversation starters to connect in an interactive and informative online space. HubPages operates in the United States.

The Company paid cash consideration of $10,000,000 to the stockholders and holders of vested options of HubPages, including a $5,000,000 deposit paid on June 15, 2018, as well as additional cash consideration of $569,904, which consists of legal fees and costs incurred by HubPages, for total cash consideration of $10,569,904. The Company also issued a total of 2,399,997 shares of the Company’s common stock, subject to vesting and a true-up provision (as described in Note 20), to certain key personnel of HubPages who agreed to continue their employment with HubPages subsequent to the closing of the transaction. The shares issued are for post combination services (see Note 20).

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

The Company funded the closing of the HubPages Merger from the net proceeds from the Series H Preferred Stock financing (as described in Note 19).

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

Say Media, Inc. – On October 12, 2018, the Company, Say Media, SM Acquisition Co., Inc. (“SMAC”), a Delaware corporation, which is a wholly owned subsidiary of the Company incorporated on September 6, 2018 to facilitate a merger, and Matt Sanchez, solely in his capacity as a representative of the Say Media security holders, entered into an Agreement and Plan of Merger, which was amended October 17, 2018, (collectively, the “Say Media Merger Agreements”), pursuant to which SMAC merged with and into Say Media, with Say Media continuing as the surviving corporation in the merger as a wholly owned subsidiary of the Company (the “Say Media Merger”).

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

In connection with the consummation of the Say Media Merger, total cash consideration of $9,537,397 was paid, including the following: (1) $6,703,653 to a creditor of Say Media; (2) $250,000 transaction bonus to a designated employee of Say Media; (3) $2,078,498 advanced prior to the closing for the execution payments in connection with the acquisition (certain promissory notes treated as advance against purchase price, see Note 22); and (4) $505,246 for legal fees ($450,000 was advanced for acquisition related legal fees of Say Media paid on August 27, 2018 (certain amount of the promissory notes treated as advance against purchase price, see Note 22) and additional cash consideration of $55,246 was paid at the closing for acquisition related legal fees incurred). Pursuant to the Say Media Merger Agreements, the Company agreed to issue 5,500,002 (825,000 held in escrow to be released in two equal tranches over next two years) shares of its common stock at the common stock trading price at the acquisition date of $0.35 (total common shares to be issued of 3,878,287, refer to Note 20 for additional information) to the former holders of Say Media’s preferred stock. Subsequent to the consummation of the Say Media Merger, the Company also issued a total of 2,000,000 restricted stock awards to acquire shares of the Company’s common stock to key personnel for continuing services with Say Media, subject to vesting, and repurchase rights under certain circumstances (see Note 20). The shares issued are for post combination services (see Note 20). The composition of the purchase price is as follows:

Cash	$9,537,397
Issued shares of common stock	1,636,251
Indemnity shares of common stock	288,750
Net settlement of preexisting relationship	552,314
Noncompete agreement	242,310
Total purchase consideration	$12,257,022

In connection with the Say Media Merger Agreements, the Company entered into a noncompete agreement with a certain former executive, whereby the Company will be obligated to pay such executive $416,378 at the end on the restrictive non-competition period of two year (2 years). The Company recorded the fair value of the noncompete agreement of $242,310 at the date of the Say Media Merger classified as other long-term liability on the consolidated balance sheets. The noncompete agreement is collateralized by a note receivable from the certain former executive (as further described below).

The Company incurred $479,289 in transaction costs related to the acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. The acquisition related expenses were recorded in general and administrative expense on the consolidated statement of operations.

The Company funded the closing of the Say Media Merger from the net proceeds from the 10% OID Convertible Debenture and 12% Convertible Debenture financings (as described in Note 17).

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

In connection with the Say Media Merger, the Company acquired a note receivable dated May 29, 2015 of $416,378 from a certain former executive, bearing interest of 1.53% compounded annually and due May 29, 2024, whereby the Company agreed to deem all amounts due under the note following the restrictive non-competition period of two years as paid providing the certain former executive does not violate the noncompete agreement. The Company recorded the fair value of the note receivable of $41,638 at the date of the Say Media Merger within other long-term assets on the consolidated balance sheets.

The fair value of the intangible assets was determined as follows: developed technology was determined under the income approach; tradename was determined by employing the relief from royalty approach; and noncompete was determined under the with and without approach. The weighted-average useful life for the intangible assets is four-and-three-quarter years (4.75 years).

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

4. Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2019	2018
Prepaid expenses	$3,370,757	$637,281
Prepaid software license	89,822	85,936
Refundable income and franchise taxes	733,553	-
Security deposits	96,135	25,812
Other receivables	20,468	109,294
	$4,310,735	$858,323

5. Royalty Fees

The Company’s prepayment of the guaranteed minimum annual Royalties of $45,000,000 to ABG, in connection with the Sports Illustrated Licensing Agreement, will be recognized over a period of three years starting October 4, 2019. As of December 31, 2019, $41,250,000 was unamortized from the prepayment and will be expensed over the remaining term, of which $15,000,000 represents the current portion to be expensed as reflected within royalty fees, current portion on the consolidated balance sheets, and $26,250,000 represents the long-term portion to be expensed as reflected within royalty fees, net of current portion on the consolidated balance sheets.

6. Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2019	2018
Office equipment and computers	$476,233	$86,040
Furniture and fixtures	193,914	22,419
Leasehold improvements	307,550	-
	977,697	108,459
Less accumulated depreciation and amortization	(316,420)	(39,629)
Net property and equipment	$661,277	$68,830

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $276,791 and $28,857, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the consolidated statements of operations.

7. Leases

The Company adopted a comprehensive new lease accounting standard effective January 1, 2019 using the modified retrospective transition method; accordingly, the comparative information for the year ended December 31, 2018 has not been adjusted and continues to be reported under the previous lease standard. The Company elected the package of practical expedients under the new lease standards, which includes (i) not reassessing whether any expired or existing contracts are or contain a lease, (ii) not reassessing lease classification for any expired or existing leases, (iii) not reassessing initial direct costs for any existing leases, and (iv) account for a lease and non-lease component as a single component for certain classes of assets. The Company will not adopt the practical expedient to use hindsight in determining the lease term. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of $3,980,649 and $4,819,606, respectively, on the consolidated balance sheets as of December 31, 2019.

The Company’s lease arrangements for its offices expire at various dates through 2027. Security deposits under letters of credit or cash deposited with banks were $160,910 as of December 31, 2019.

Substantially all of the leases are long-term operating leases for facilities with fixed payment terms between 1.4 and 7.9 years. The current portion of operating lease liabilities are presented within accrued and other current liabilities, and the non-current portion of operating lease liabilities are presented under operating lease liabilities on the consolidated balance sheets.

Lease Cost

The operating lease costs were $1,112,362 for the year ended December 31, 2019. For the year ended December 31, 2018, total operating lease expense under the previous lease standard was $253,651.

Lease Term and Discount Rate

The weighted-average remaining lease term (in years) and discount rate related to the operating leases consisted of the following as of December 31, 2019:

Weighted-average remaining lease term	5.03 years
Weighted-average discount rate	9.85%

As most of the Company’s leases do not provide an implicit rate, the Company is required to use its incremental borrowing rate. The Company uses an incremental borrowing rate based on the information available at the lease commencement date to determine present value of lease payments. The incremental borrowing rate used is the rate the Company would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturity of Lease Liabilities

The present value of the Company’s operating leases consisted of the following as of December 31, 2019:

Year Ending December 31,
2020	$2,579,924
2021	685,111
2022	472,084
2023	486,247
2024	500,834
Thereafter	1,408,052
Minimum lease payments	6,132,252
Less imputed interest	(1,312,646)
Present value of operating lease liabilities	$4,819,606
Current portion included in accrued expenses and other (lease liabilities)	$2,203,474
Long-term portion of operating lease liabilities	2,616,132
Total operating lease liabilities	$4,819,606

Other Information

Cash payments included in the measurement of the Company operating lease liabilities were approximately $1,212,800 for the year ended December 31, 2019. Lease liabilities arising from obtaining lease right-of-use assets were approximately $3,853,500 for the year ended December 31, 2019.

Prior to January 1, 2019, the Company accounted for its operating leases under the provisions of ASC 840, Accounting for Leases (“ASC 840”). The following table summarizes future minimum operating lease payments as of December 31, 2018 (prior to the adoption of ASC 842):

Year ending December 31,
2019	$505,621
2020	347,845
2021	226,817
$1,080,283

8. Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2019	2018
Platform development	$10,678,692	$6,833,900
Less accumulated amortization	(4,785,973)	(2,125,944)
Net platform development	$5,892,719	$4,707,956

A summary of platform development activity for the years ended December 31, 2019 and 2018 is as follows:

	As of December 31,
	2019	2018
Platform development beginning of year	$6,833,900	$3,145,308
Costs capitalized during the period:
Additions related HubPages acquisition	-	69,052
Payroll-based costs	2,537,402	2,086,963
Total capitalized payroll-based costs	9,371,302	5,301,323
Stock-based compensation	1,307,390	1,850,384
Dispositions	-	(317,807)
Platform development end of year	$10,678,692	$6,833,900

Amortization expense for platform development for the years ended December 31, 2019 and 2018, was $2,660,029 and $1,836,625, respectively, is included within cost of revenues on the consolidated statements of operations.

9. Intangible Assets

Intangible assets subject to amortization consisted of the following:

	As of December 31, 2019			As of December 31, 2018
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,138,104	$(4,090,359)	$15,047,745	$14,750,000	$(558,423)	$14,191,577
Noncompete agreement	480,000	(252,000)	228,000	480,000	(12,000)	468,000
Trade name	3,328,000	(224,745)	3,103,255	748,000	(23,819)	724,181
Subscriber relationships	73,458,799	(3,587,837)	69,870,962	-	-	-
Advertiser relationships	2,240,000	(94,635)	2,145,365	-	-	-
Database	1,140,000	(151,183)	988,817	-	-	-
Subtotal amortizable intangible assets	99,784,903	(8,400,759)	91,384,144	15,978,000	(594,242)	15,383,758
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$99,804,903	$(8,400,759)	$91,404,144	$15,998,000	$(594,242)	$15,403,758

Intangible assets subject to amortization were recorded as part of the Company’s business acquisition of HubPages, Say Media, and TheStreet for the developed technology, noncompete agreement, trade name, subscriber relationships, advertiser relationships, and database. Intangible assets subject to amortization were recorded as part of the Company’s licensed brands for the subscriber relationships. The website domain name has an infinite life and is not being amortized. Amortization expense for the years ended December 31, 2019 and 2018 was $7,806,517 and $594,242, respectively. Amortization expense for developed technology of $3,531,936 and $558,423 for the years ended December 31, 2019 and 2018, respectively, is included within cost of revenues on the consolidated statements of operations. No impairment charges have been recorded during the years ended December 31, 2019 and 2018.

Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2019 is as follows:

Year Ending December 31,
2020	$20,054,383
2021	19,826,383
2022	19,093,265
2023	17,401,440
2024	11,397,874
Thereafter	3,610,799
$91,384,144

10. Other Assets

Other assets are summarized as follows:

	As of December 31,
	2019	2018
Security deposit	$110,418	$-
Other deposits	65,764	77,992
Prepaid expenses	867,467	-
Note receivable	41,638	41,638
	$1,085,287	$119,630

11. Goodwill

The changes in carrying value of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Carrying value at beginning of year	$7,324,287	$-
Goodwill acquired in acquisition of HubPages	-	1,857,663
Goodwill acquired in acquisition of Say Media	-	5,466,624
Goodwill acquired in acquisition of TheStreet	8,815,090	-
Carrying value at end of year	$16,139,377	$7,324,287

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill.

For the years ended December 31, 2019 and 2018, the Company as part of its annual evaluations utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of its reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of its reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than its respective carrying amount. As of December 31, 2019 and 2018, the Company determined that it was more likely than not that the fair value of its reporting unit exceeded its respective carrying amounts and therefore, a quantitative assessment was not required. There has been no goodwill impairment for the years ended December 31, 2019 and 2018 in connection with the Company’s impairment tests.

12. Accrued Expenses

Accrued expenses are summarized as follows:

	As of December 31,
	2019	2018
General accrued expenses	$7,665,518	$451,530
Accrued payroll and related taxes	968,782	584,550
Accrued publisher expenses	1,550,669	644,299
Sales tax liability	801,930	-
Customer rebate	489,466	489,466
Due to Meredith	701,734	-
Due to ABG	4,000,000	-
Operating lease liabilities	2,203,474	-
Other	305,102	212,202
	$18,686,675	$2,382,047

13. Line of Credit

During November 2018, the Company entered a factoring note agreement with a finance company to increase working capital through accounts receivable factoring for twelve months, with renewal options for an additional twelve months, with a $3,500,000 maximum facility limit. As of December 31, 2019, the finance company collected accounts receivable in excess of the balance outstanding under the note, therefore, the Company was due $626,532 from the factor, which has been reflected within accounts receivable on the consolidated balance sheets (further details are provided under the heading SallyPort Credit Facility in Note 28). As of December 31, 2018, the balance outstanding under the note was $1,048,194. The note provided for maximum borrowing up to 85% of the eligible accounts receivable (the “Advance Rate”) and the Company was permitted to adjust the amount advanced up or down at any time. The note was subject to a minimum monthly sales shortfall fee in the event the monthly sales volume is below $1,000,000. The note bore interest at the prime rate plus 4.00% (the “Interest Rate”) (8.75% as of December 31, 2019) and provided for a floor rate of 5.00% with a default rate of 3.00% plus the Interest Rate. In addition, the note provided for an initial factoring fee of 0.415% with an annual per day fee of $950.

14. Liquidated Damages Payable

Liquidated Damages payable are summarized as follows:

	As of December 31, 2019
	MDB Common Stock to be Issued (1)	Series H Preferred Stock	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total
Registration Rights damages	$15,001	$1,163,955	$-	$1,108,800	$840,000	$3,127,756
Public Information Failure Damages	-	1,163,955	893,190	1,039,500	840,000	3,936,645
Accrued interest	-	481,017	132,888	262,193	140,015	1,016,113
	$15,001	$2,808,927	$1,026,078	$2,410,493	$1,820,015	$8,080,514

	As of December 31, 2018
	MDB Common Stock to be Issued (1)	Series H Preferred Stock	12% Convertible Debentures	Total
Registration Rights Damages	$15,001	$1,163,955	$-	$1,178,956
Public Information Failure Damages	-	1,163,955	706,944	1,870,899
Accrued interest	-	481,017	116,726	597,743
	$15,001	$2,808,927	$823,670	$3,647,598

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

The components of the Liquidated Damages consist of the following:

Registration Rights Damages – On September 28, 2018, the Company determined that the registration statement registering the shares of common stock issuable upon conversion of the Series H Preferred Stock would not be probable of being filed and declared effective within the requisite time frame because of the Company’s failure to file all periodic reports required to satisfy public information requirements; therefore, the Company would be liable for the maximum Liquidated Damages in connection with the Series H Preferred Stock issuance, with any related interest provisions (as further described in Note 19).

Public Information Failure Damages – On September 28, 2018, the Company determined that the public information requirements in connection with the Series H Preferred Stock would not be probable of being satisfied within the requisite time frame, therefore, the Company would be liable for the maximum Liquidated Damages in connection with the Series H Preferred Stock issuance, with any related interest provisions (as further described in Note 19).

On December 12, 2018, the Company determined that the public information requirements in connection with the 12% Convertible Debentures would not be probable of being satisfied within the requisite time frame, therefore, the Company would be liable for a portion of the Liquidated Damages in connection with the 12% Convertible Debentures, with any related interest provisions (as further described in Note 17).

Information with respect to the Liquidated Damages recognized on the consolidated statements of operations is provided in Note 23, and for amounts contingently liable in Note 26.

15. Fair Value Measurements

The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets as of December 31, 2019. As of December 31, 2019, the Company’s cash and cash equivalents of $8,852,281, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

The carrying value of the Company’s 12% Amended Senior Secured Notes (as defined below) approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The quantitative information utilized in the fair value calculation of the Level 3 liabilities are as follows:

Unearned Revenues – The fair value of unearned revenues as of December 31, 2019 of $41,101,381 was determined with the following inputs: (1) projection of when deferred revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate. The current portion of the unearned revenues is classified within current liabilities based on the expected portion that will be earned (delivery of the subscription) within twelve months, with the remaining portion classified within long-term liabilities on the consolidated balance sheets.

The changes in unearned revenues with inputs classified as Level 3 of the fair value hierarchy are reflected within revenues on the consolidated statements of operations.

The Company accounted for the embedded conversion features of the 8% Promissory Notes and 10% Convertible Debentures (both as described in Note 16) as derivative liabilities, which required that the Company carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

The Company accounts for certain warrants and the embedded conversion features of the 12% Convertible Debentures (as described in Note 17) as derivative liabilities, which required the Company carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

The Company determined, due to their greater complexity, prior to the reset provision (as described in Note 16), the fair value of the L2 Warrants (as described in Note 20) and the embedded conversion feature with respect to the 8% Promissory Notes, as of the date of repayment, and 10% Convertible Debentures, as of the date of conversion, using appropriate valuation models derived through consultations with the Company’s independent valuation firm. The Company determined the fair value of the Strome Warrants (as described in Note 20) utilizing the Black-Scholes valuation model as further described below. After the reset provision, the Company determined the fair value of the L2 Warrants utilizing the Black-Scholes valuation model as further described below since such valuation model meets the fair value measurement objective based on the substantive characteristics of the instrument. These warrants and the embedded conversion features are classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly-quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants, notes and debentures, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility. These assumptions are summarized as follows:

L2 Warrants – 2019 assumptions: Black-Scholes option-pricing; expected life: 3.75 years; risk-free interest rate: 1.56%; volatility factor: 130.46%; dividend rate: 0.0%; transaction date closing market price: $0.89; exercise price: $0.50; and 2018 assumptions: Black-Scholes option-pricing; expected life: 4.44 years; risk-free interest rate: 2.49%; volatility factor: 124.40%; dividend rate: 0.0%; transaction date closing market price: $0.48; exercise price: $0.50.

Strome Warrants – 2019 assumptions: Black-Scholes option-pricing; expected life: 3.45; risk-free interest rate: 1.62%; volatility factor: 144.56%; dividend rate: 0.0%; transaction date closing market price: $0.80; exercise price: $4.50; and 2018 assumptions: Black-Scholes option-pricing; expected life: 4.45 years; risk-free interest rate: 2.49%; volatility factor: 124.22%; dividend rate: 0.0%; transaction date closing market price: $0.48; exercise price: $0.50.

B. Riley Warrants – 2019 assumptions: Black-Scholes option-pricing; expected life: 5.80 years; risk-free interest rate: 1.76%; volatility factor: 127.63%; dividend rate: 0.0%; transaction date closing market price:$0.80; exercise price: $1.00; and 2018 assumptions: Black-Scholes option-pricing; expected life: 6.80 years; risk-free interest rate: 2.59%; volatility factor: 121.65%; dividend rate: 0.0%; transaction date closing market price: $0.48; exercise price: $1.00.

The following table represents the carrying amount, valuation and roll-forward of activity for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy for the years ended December 31, 2019 and 2018:

	L2 Warrants	Strome Warrants	B. Riley Warrants	Total Warrant Derivative Liabilities
Carrying value at January 1, 2018	$-	$-	$-	$-
Issuance of warrants on June 11, 2018	312,837	-	-	312,837
Issuance of warrants on June 15, 2018	288,149	1,344,648	-	1,632,797
Issuance of warrants on October 18, 2018	-	-	382,725	382,725
Change in valuation of warrant derivative liabilities	(182,772)	(756,677)	(24,675)	(964,124)
Carrying value at December 31, 2018	418,214	587,971	358,050	1,364,235
Change in valuation of warrant derivative liabilities	316,972	448,716	249,463	1,015,151
Exercise of warrants	(735,186)	-	-	(735,186)
Carrying value at December 31, 2019	$-	$1,036,687	$607,513	$1,644,200

For the years ended December 31, 2019 and 2018, the change in valuation of warrant derivative liabilities recognized within other (expense) income on the consolidated statement of operations, as described in the above table of $(1,015,151) and $964,124, respectively. The L2 Warrants were fully exercised on a cashless basis during the year ended December 31, 2019, resulting in an offset within additional paid-in capital of $735,186 on the consolidated statements of stockholders’ deficiency.

The following table represents the carrying amount, valuation and a roll-forward of activity for the conversion option features, buy-in features, and default remedy features, as deemed appropriate for each instrument (collectively the embedded derivative liabilities), with respect to the 8% Promissory Notes, 10% Convertible Debentures, 10% OID Convertible Debentures, 12% Convertible Debentures (refer to Note 17 for each instrument), and Series G Preferred Stock (as described in Note 19) accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy for the years ended December 31, 2019 and 2018:

	8% Promissory Notes	10% Convertible Debentures	10% OID Convertible Debentures	12% Convertible Debentures	Series G Preferred Stock	Total Embedded Derivative Liabilities
Carrying value at January 1, 2018	$-	$-	$-	$-	$72,563	$72,563
Recognition of embedded derivative liabilities (conversion feature) on June 11, 2018	78,432	-	-	-	-	78,432
Recognition of embedded derivative liabilities (conversion feature) on June 15, 2018	81,169	471,002	-	-	-	552,171
Recognition of embedded derivative liabilities (buy-in feature and default remedy feature) on October 18, 2018	-	-	49,000	-	-	49,000
Recognition of embedded derivative liabilities (conversion feature, buy-in feature, and default remedy feature) on December 12, 2018	-	-	-	4,760,000	-	4,760,000
Gain on extinguishment of embedded derivatives liabilities upon extinguishment of host instrument	(29,860)	(1,042,000)	(25,000)	-	-	(1,096,860)
Change in valuation of embedded derivative liabilities	(129,741)	570,998	(24,000)	2,627,000	(72,563)	2,971,694
Carrying value at December 31, 2018	-	-	-	7,387,000	-	7,387,000
Recognition of embedded derivative liabilities (conversion feature, buy-in feature and default remedy feature) on March 18, 2018	-	-	-	822,000	-	822,000
Recognition of embedded derivative liabilities (conversion feature, buy-in feature and default remedy feature) on March 27, 2018	-	-	-	188,000	-	188,000
Recognition of embedded derivative liabilities (conversion feature, buy-in feature and default remedy feature) on April 8, 2018	-	-	-	64,000	-	64,000
Change in valuation of embedded derivative liabilities	-	-	-	5,040,000	-	5,040,000
Carrying value at December 31, 2019	$-	$-	$-	$13,501,000	$-	$13,501,000

For the year ended December 31, 2019, the change in valuation of embedded derivative liabilities as described in the above table of $5,040,000 was recognized as other expense on the consolidated statements of operations. For the year ended December 31, 2018, the change in valuation of embedded derivative liabilities as described in the above table of $2,971,694 was recognized as other income on the consolidated statements of operations.

In addition, the fair value requirement at each period-end for the Series G Preferred Stock embedded conversion feature was no longer required for the year ended December 31, 2018 since it is not considered a derivative liability, therefore, the carrying amount of $72,563 as of January 1, 2018 was recognized as other income of $72,563 during the year ended December 31, 2018 on the consolidated statements of operations.

16. Officer Promissory Notes

In May 2018, the Company’s then Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which ranged from 2.18% to 2.38%. As of December 31, 2019 and 2018, the total principal amount of advances outstanding were $319,351 (including accrued interest of $5,794) and $680,399 (including accrued interest of $12,574), respectively (see Note 17). Subsequent to December 31, 2019, the note was repaid (further details are provided under the heading Issuance of Preferred Stock in Note 28).

17. Convertible Debt

12% Convertible Debentures

The Company issued various financings under the 12% senior secured subordinated convertible debentures during 2018 and 2019 which are due and payable on December 31, 2020 (collectively the “12% Convertible Debentures”). Interest accrues at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto. The holders’ ability to convert the 12% Convertible Debentures are subject to the Company receiving stockholder approval to increase its authorized shares of common stock. The outstanding principal amounts of the 12% Convertible Debentures are convertible into shares of common stock, at the option of the holder at any time prior to December 31, 2020, at a per-share conversion price of either $0.33, in the case of the 12% Convertible Debentures issued in 2018, or $0.40, in the case of the 12% Convertible Debentures issued in 2019, subject to adjustment for stock splits, stock dividends and similar transactions, and beneficial ownership blocker provisions. Further, if the Company does not perform certain of its obligations in a timely manner, it must pay Liquidated Damages to the investors (see Note 23 and Note 26).

The 12% Convertible Debentures were issued as follows:

On December 12, 2018, the Company entered into a securities purchase agreement with three accredited investors, pursuant to which the Company issued to the investors 12% Convertible Debentures in the aggregate principal amount of $13,091,528, which included (i) the roll-over of an aggregate of $3,551,528 in principal and interest of the 10% OID Convertible Debentures issued to two of the investors on October 18, 2018, and (ii) a placement fee, payable in cash, of $540,000 to the Company’s placement agent, B. Riley FBR, in the offering. After taking into account legal fees and expenses of the investors, the Company received net proceeds of $8,950,000. This financing of the 12% Convertible Debentures was subject to an issuance limitation (further details subsequent to the date of these consolidated financial statements are provided under the heading 12% Convertible Debentures in Note 28), which limited the conversion of the 12% Convertible Debentures into shares of the Company’s common stock by the holders in excess of 566,398, proportional to the holders convertible shares to the total convertible shares under such debentures (outside of the issuance limitation these 12% Convertible Debentures were convertible into 39,671,297 shares of the Company’s common stock), subject to certain conditions as described below.

On March 18, 2019, the Company entered into a securities purchase agreement with two accredited investors, including John Fichthorn, the Company’s Executive Chairman of the Board of Directors (the “Board”), pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $1,696,000, which included a placement fee of $96,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture, for acting as the Company’s placement agent in the offering. The Company received net proceeds of $1,600,000 and paid legal fees and expenses of $10,000 in cash. This financing of the 12% Convertible Debentures was subject to an issuance limitation (further details subsequent to the date of these consolidated financial statements are provided under the heading 12% Convertible Debentures in Note 28), which fully limited the conversion of the 12% Convertible Debentures into shares of common stock by the holders (outside of the issuance limitation these 12% Convertible Debentures were convertible into 4,240,000 shares of the Company’s common stock), subject to certain conditions as described below.

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $318,000, which included a placement fee of $18,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture for acting as the Company’s placement agent in the offering. The Company received net proceeds of $300,000. This financing of the 12% Convertible Debentures was subject to an issuance limitation (further details subsequent to the date of these consolidated financial statements are provided under the heading 12% Convertible Debentures in Note 28), which fully limited the conversion of the 12% Convertible Debentures into shares of common stock by the holder (outside of the issuance limitation these 12% Convertible Debentures were convertible into 795,000 shares of the Company’s common stock), subject to certain conditions as described below.

On April 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of the Board, pursuant to which the Company issued a 12% Convertible Debenture in the aggregate principal amount of $100,000 and received $100,000 from the proceeds. This financing of the 12% Convertible Debenture was subject to an issuance limitation (further details subsequent to the date of these consolidated financial statements are provided under the heading 12% Convertible Debentures in Note 28), which fully limited the conversion of the 12% Convertible Debentures into shares of common stock by the holder (outside of the issuance limitation this 12% Convertible Debenture was convertible into 250,000 shares of the Company’s common stock), subject to certain conditions as described below.

Upon issuance of the various financings of the 12% Convertible Debentures, the Company recognized the following embedded derivative liabilities that were bifurcated from the note instruments:

●	Conversion option – (1) At any time after the original issue date until the 12% Convertible Debenture is no longer outstanding, the 12% Convertible Debenture is convertible, in whole or in part, into shares of common stock at the option of the holder at the aforementioned conversion price, and (2) at any time and from time to time subject to: (i) an issuance limitation until the Company has an authorized share increase, and (ii) a beneficial ownership limitations, which prevents conversion if the common stock shares held by the holder exceeds 4.99% of the common stock outstanding (subject to increase by the holder to 9.99%).

●	Buy-in feature – (1) The 12% Convertible Debenture is puttable for a certain buy-in amount where it gives the holder the right, if the Company fails for any reason to deliver to the holder the conversion shares, to a cash settlement for the difference between the cost of the Company’s common stock in the open market and the conversion price; and (2) the put is contingent if the Company fails to deliver conversion shares pursuant to a buy-in event.

●	Default remedy feature – (1) The 12% Convertible Debenture is puttable in the event of default where it gives the holder the right to repayment, in cash, the greater of (i) the outstanding principal amount due divided by the then conversion price times the daily volume weighted average price of the common stock; or (ii) the outstanding principal debt amount, plus unpaid but accrued interest and other amounts owing in the notes; and (2) the put is contingent upon a Change of Control (as described below) or Fundamental Transaction (as described below).

Change in Control – Change in Control, in general, means: (a) an acquisition in excess of 50% of the voting securities of the Company; (b) the Company merges into or consolidates whereby the Company stockholders own less than 50% of the aggregate voting power after the transaction; (c) the Company sells or transfers all or substantially all of its assets to whereby the Company stockholders own less than 50% of the aggregate voting power after the transaction; (d) a replacement at one time or within a three year period of more than one-half of the Board, which is not approved by a majority of those individuals who are members of the Board on the original issue date, subject to certain conditions; or (e) the execution by the Company of an agreement for any of the events set forth in clauses (a) through (d) above.

Fundamental Transaction – Fundamental Transaction, in general, means: (a) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation; (b) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions; (c) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which the Company common stock holders are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the Company’s outstanding common stock; (d) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Company’s common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property, or (e) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination whereby such transaction results in an acquisition of more than 50% of the outstanding shares of the Company’s common stock, subject to certain other conditions. Further, if a Fundamental Transaction occurs, the holders have the right to their conversion shares as if the beneficial ownership limitation or the issuance limitation was not in place, subject to certain terms as additional consideration.

As long as any portion of the 12% Convertible Debentures remain outstanding, unless investors holding at least 51% in principal amount of the then-outstanding 12% Convertible Debentures otherwise agree, the Company cannot, among other things enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the holders. The Company committed to file the registration statement the later of (i) the 30th calendar day following the date the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC, but in no event later than May 15, 2019, and (ii) the 30th calendar day after all the common stock issuable on the conversion of the Series H Preferred Stock have been registered pursuant to a registration statement under a certain registration rights agreement, dated as of August 9, 2018. The registration rights agreements provide for Registration Rights Damages (presented as liquidated damages payable on the consolidated balance sheets) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

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

The Company recognized a portion of the Public Information Failure Damages pursuant to the securities purchase agreements in connection with the 12% Convertible Debentures at the time of issuance as it was deemed probable the obligations would not be satisfied when the financings were completed (see Note 14 and Note 23).

Upon issuance of the various financings, the Company accounted for the embedded conversion option feature, buy-in feature, and default remedy feature as embedded derivative liabilities, which requires the Company carry such amount on its consolidated balance sheets as a liability at fair value, as adjusted at each period-end (see Note 15). The Company also incurred additional debt issuance cost. The embedded derivative liabilities and debt issuance cost were treated as a debt discount and amortized over the term of the debt.

The following table represents the various financings of the 12% Convertible Debentures recognized during the year ended December 31, 2019 and carrying value as of December 31, 2019:

	Issuance Date				Total 12%
	December 12, 2018	March 18, 2019	March 27, 2019	April 8, 2019	Convertible Debentures
Principal amount of debt	$9,540,000	$1,696,000	$318,000	$100,000	$11,654,000
Less issuance costs	(590,000)	(96,000)	(18,000)	-	(704,000)
Net cash proceeds received	$8,950,000	$1,600,000	$300,000	$100,000	$10,950,000
Principal amount of debt (excluding original issue discount)	$9,540,000	$1,696,000	$318,000	$100,000	$11,654,000
Add conversion of debt from 10% OID Convertible Debentures	3,551,528	-	-	-	3,551,528
Add: accrued interest	1,711,273	164,083	29,754	8,933	1,914,043
Principal amount of debt including accrued interest	14,802,801	1,860,083	347,754	108,933	17,119,571
Debt discount:
Allocated embedded derivative liabilities	(4,760,000)	(822,000)	(188,000)	(64,000)	(5,834,000)
Liquidated Damages recognized upon issuance	(706,944)	(67,200)	(12,600)	(4,200)	(790,944)
Issuance costs	(590,000)	(106,000)	(18,000)	-	(714,000)
Subtotal debt discount	(6,056,944)	(995,200)	(218,600)	(68,200)	(7,338,944)
Less amortization of debt discount	2,927,248	414,465	89,422	27,200	3,458,335
Unamortized debt discount	(3,129,696)	(580,735)	(129,178)	(41,000)	(3,880,609)
Carrying value at December 31, 2019	11,673,105	1,279,348	218,576	67,933	13,238,962
Less current portion	(534,993)	-	(206,204)	-	(741,197)
Carry value at December 31, 2019, net of current portion	$11,138,112	$1,279,348	$12,372	$67,933	$12,497,765

As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures (further details are provided under the heading 12% Convertible Debentures in Note 28).

For additional information for the year ended December 31, 2018 with respect to debt components and interest expense related to the 12% Convertible Debentures is provided below under the heading of Convertible Debt and Debt Components and Interest Expense in Note 18.

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

L2 had the sole discretion to purchase additional 8% Promissory Notes, in certain circumstances, which expired. The 8% Promissory Notes and any accrued but unpaid interest were convertible into common stock, at any time, at a conversion price equal to the lowest volume weighted average price (“VWAP”) during the ten-trading-day period ending on the issue date of the note. As a result of the closing of the 10% Convertible Debenture offering on June 15, 2018 (refer to 10% Convertible Debentures below), L2 no longer has the right to invest in the Company under the securities purchase agreement.

The L2 Warrants included a reset provision, which provided that the number of shares issuable under the L2 Warrants would increase by the quotient of 50% of the face value of the respective tranche and 110% multiplied by the VWAP of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche (see Note 20).

The Company accounted for the L2 Warrants and embedded conversion features of the 8% Promissory Notes as derivative liabilities, as the Company was required to adjust downward (a reset provision) the exercise price of the L2 Warrants (floor price of $0.50 per share) and the conversion price of the 8% Promissory Note under certain circumstances, which required the Company to carry such amounts on its consolidated balance sheets as liabilities at fair value, as adjusted at each period-end. Upon issuance, the Company recognized derivative liabilities of $760,587 ($600,986 for the L2 Warrants and $159,601 for the embedded conversion feature). The Company also incurred an additional debt issuance cost of $15,000.The embedded derivative liabilities and debt issuance costs were treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2019, the Company recognized a gain of $29,860 upon extinguishment of debt for the embedded conversion feature derivative liabilities and a change in fair value of $129,741 immediately before the extinguishment (see Note 15).

On September 6, 2018, the Company repaid the 8% Promissory Notes. The total amount borrowed was $1,015,000, and under the terms of the loan agreement the Company repaid $1,372,320 to satisfy the debt obligation resulting in a loss on extinguishment of debt which is presented in interest expense on the consolidated statements of operations.

Information for the year ended December 31, 2018 with respect to debt components and interest expense related to the 8% Promissory Notes is provided below under the heading of Convertible Debt and Debt Components and Interest Expense in Note 18.

10% Convertible Debentures

On June 15, 2018, the Company entered into a securities purchase agreement with four accredited investors to purchase an aggregate of $4,775,000 in principal amount of the Company’s 10% Convertible Debenture, due on June 30, 2019 (the “10% Convertible Debentures”). Included in the aggregate total of $4,775,000 was $1,025,000 from two of the Company’s executive officers. The 10% Convertible Debentures were convertible into an aggregate of 3,698,110 shares of the Company’s common stock-based on a conversion price of $1.2912 per share. The 10% Convertible Debentures were interest bearing at the rate of 10% per annum, that was payable in cash semi-annually on December 31 and June 30, beginning on December 31, 2018. Upon the occurrence of certain events, the holders of the 10% Convertible Debentures were also entitled to receive an additional payment, if necessary, to provide the holders with a 20% annual internal rate of return on their investment. The Company had the option, under certain circumstances, to redeem some or all of the outstanding principal amount for an amount equal to the principal amount (plus accrued but unpaid interest thereon) or the option to cause the holders to convert their debt at a certain conversion price, otherwise, the Company was not permitted to prepay any portion of the principal amount without the prior written consent of the debt holders.

Additionally, pursuant to a registration rights agreement entered into in connection with the securities purchase agreement, the Company agreed to register the shares issuable upon conversion of the 10% Convertible Debentures for resale by the holders of the 10% Convertible Debentures. The Company had committed to file the registration statement by no later than 45 days after June 15, 2018 and to cause the registration statement to become effective by no later than 120 days after June 15, 2018 (or, in the event of a full review by the staff of the SEC, 150 days following June 15, 2018). The registration rights agreement provided for Liquidated Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested by such holders. Liquidated Damages were waived as part of the roll-over of the 10% Convertible Debentures into Series H Preferred Stock.

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

Upon issuance, the Company accounted for an embedded conversion feature of the 10% Convertible Debentures as a derivative liability totaling $471,002, as the Company was required to adjust downward the conversion price of the debt under certain circumstances, which required that the Company carry such amount on its consolidated balance sheet as a liability at fair value, as adjusted at each period-end. The embedded derivative liability was treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2019, the Company recognized a gain of $1,042,000 upon extinguishment of debt for the embedded conversion feature derivative liabilities and a change in fair value of $570,998 immediately before the extinguishment (see Note 15).

On August 10, 2018, the 10% Convertible Debentures with an aggregate principal amount of $4,775,000 plus obligations of $955,000 were converted into 5,730 shares of Series H Preferred Stock resulting in a loss on extinguishment of debt upon conversion, which is presented in interest expense on the consolidated statements of operations.

Information for the year ended December 31, 2018 with respect to debt components and interest expense related to the 10% Convertible Debentures is provided below under the heading of Convertible Debt and Debt Components and Interest Expense in Note 18.

10% OID Convertible Debentures

On October 18, 2018, the Company entered into a securities purchase agreement with two accredited investors, B. Riley and an affiliated entity of B. Riley, pursuant to which the Company issued to the investors 10% original issue discount senior secured convertible debentures (the “10% OID Convertible Debentures”) in the aggregate principal amount of $3,500,000, which, after taking into account the 5% original issue discount, and legal fees and expenses of the investors, resulted in the Company receiving net proceeds of $3,285,000. The Company issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock in connection with this securities purchase agreement. The debt proceeds were bifurcated between the debt and warrants, with the warrants accounted for as a derivative liability (see Note 20). The 10% OID Convertible Debentures were due and payable on October 31, 2019. Interest accrued on the 10% OID Convertible Debentures at the rate of 10% per annum, payable on the earlier of conversion, redemption, or October 31, 2019.

The 10% OID Convertible Debentures were convertible into shares of the Company’s common stock at the option of the investor at any time prior to October 31, 2019, at a conversion price of $1.00 per share, subject to adjustment for stock splits, stock dividends, and similar transactions, and were subject to certain redemption rights by the Company. Further, the agreement provided a buy-in and default remedy feature (which were similar to the features described below for the 12% Convertible Debentures), which were both bifurcated from the debt instrument as an embedded derivative liability as referenced in the table Convertible Debt and Debt Components below.

Upon issuance, the Company accounted for the embedded buy-in and default remedy features of the 10% OID Convertible Debentures as a derivative liability totaling $49,000. The Company also incurred an additional debt issuance cost of $40,000. The embedded derivative liabilities and debt issuance costs were treated as a debt discount and amortized over the term of the debt. During the year ended December 31, 2019, the Company recognized a gain of $25,000 upon extinguishment of debt for the embedded derivative liabilities and a change in fair value of $24,000 immediately before the extinguishment (see Note 15).

On December 12, 2018, there was a roll-over of the 10% OID Convertible Debentures into the 12% Convertible Debentures (as further described below) resulting in a loss on extinguishment of debt upon the roll-over which is presented in interest expense on the consolidated statements of operations.

Information for the year ended December 31, 2018 with respect to debt components and interest expense related to the 10% Original Issue Discount Convertible Debentures is provided below under the heading of Convertible Debt and Debt Components and Interest Expense in Note 18.

Convertible Debt and Debt Components

	8% Promissory Notes	10% Convertible Debentures	10% OID Convertible Debentures	12% Convertible Debentures	Total Convertible Debt and Debt Components
Principal amount of debt	$1,126,112	$4,775,000	$3,500,000	$9,540,000	$18,941,112
Less original issue discount	(111,112)	-	(175,000)	-	(286,112)
Less issuance costs	(15,000)	-	(40,000)	(590,000)	(645,000)
Net cash proceeds received	$1,000,000	$4,775,000	$3,285,000	$8,950,000	$18,010,000
Principal amount of debt (excluding original issue discount)	$1,015,000	$4,775,000	$3,325,000	$9,540,000	$18,655,000
Add conversion of debt from 10% OID Convertible Debentures	-	-	-	3,551,528	3,551,528
Add accrued interest	20,986	69,920	28,009	82,913	201,828
Principal amount of debt including accrued interest	1,035,986	4,844,920	3,353,009	13,174,441	22,408,356
Debt discount:
Allocated warrant derivative liabilities for B. Riley Warrants	-	-	(382,725)	-	(382,725)
Allocated warrant derivative liabilities for L2 Warrants	(600,986)	-	-	-	(600,986)
Allocated embedded derivative liabilities	(159,601)	(471,002)	(49,000)	(4,760,000)	(5,439,603)
Liquidated Damages recognized upon issuance	-	-	-	(706,944)	(706,944)
Issuance costs	(15,000)	-	(40,000)	(590,000)	(645,000)
Subtotal debt discount	(775,587)	(471,002)	(471,725)	(6,056,944)	(7,775,258)
Less amortization of debt discount	315,309	64,452	68,637	153,442	601,840
Less write off unamortized debt discount upon extinguishment of debt	460,278	406,550	403,088	-	1,269,916
Unamortized debt discount	-	-	-	(5,903,502)	(5,903,502)
Debt components:
Accretion of original issue discount	44,133	-	25,463	-	69,596
Loss on extinguishment of debt	292,201	885,080	173,056	-	1,350,337
Conversion of debt to 12% Convertible Debentures	-	-	(3,551,528)	-	(3,551,528)
Conversion of debt to Series H Preferred Stock	-	(5,730,000)	-	-	(5,730,000)
Repayment of convertible debt	(1,372,320)	-	-	-	(1,372,320)
Total debt components	(1,035,986)	(4,844,920)	(3,353,009)	-	(9,233,915)
Carrying value at December 31, 2018	$-	$-	$-	$7,270,939	$7,270,939

18. Long-term Debt

12% Senior Secured Note

On June 10, 2019, the Company entered into a note purchase agreement with one accredited investor, BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley, pursuant to which the Company issued to the investor a 12% senior secured note, due July 31, 2019 (the “12% Senior Secured Note”), in the aggregate principal amount of $20,000,000, which after taking into account a B. Riley FBR placement fee of $1,000,000 and legal fees and expenses of the investor of $135,000, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into escrow to fund TheStreet Merger consideration and the balance of $2,365,000 was to be used by the Company for working capital and general corporate purposes. The balance outstanding under the note purchase agreement was no longer outstanding as of June 14, 2019 (refer to 12% Amended Senior Secured Notes below).

12% Amended Senior Secured Notes

On June 14, 2019, the Company entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated the note purchase agreement and the 12% senior secured note dated June 10, 2019 issued by the Company thereunder. All borrowings under the amended and restated note purchase agreement are collateralized by substantially all assets of the Company. Pursuant to the amended and restated note purchase agreement, the Company issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amended, restated, and superseded that $20,000,000 12% senior secured note issued by the Company on June 10, 2019 to the investor (the “12% Amended Senior Secured Note(s)”). The Company received additional gross proceeds of $48,000,000, which after taking into account a B. Riley FBR placement of $2,400,000, the Company received net proceeds of $45,600,000, of which $45,000,000 was paid to ABG against future Royalties in connection with the Sports Illustrated Licensing Agreement with ABG, and the balance of $600,000 was used by the Company for working capital and general corporate purposes. In addition, the Company paid B. Riley FBR, in cash, a success fee of $3,400,000 and legal fees of the investor of $50,000.

On August 27, 2019, the Company entered into a first amendment to amended note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended the amended and restated 12% Amended Senior Secured Note. Pursuant to this first amendment, the Company received gross proceeds of $3,000,000, which after taking into account a B. Riley FBR placement fee of $150,000, the Company received net proceeds of approximately $2,850,000, which was used by the Company for working capital and general corporate purposes. In addition, the Company paid B. Riley FBR in cash legal fees of the investor of $17,382. Subsequent to the date of these consolidated financial statements the notes were further amended (see Note 28).

The following table represents the components of the 12% Amended Senior Secured Notes recognized during the year ended December 31, 2019 and carrying value as of December 31, 2019:

12% Amended Senior Secured Notes
Principal amount of debt:
Principal amount of debt received on June 10, 2019	$20,000,000
Principal amount of debt received on June 14, 2019	48,000,000
Principal amount of debt received on August 27, 2019	3,000,000
Subtotal principal amount of debt	71,000,000
Add accrued interest	1,082,642
Less principal payment paid in Series J Preferred Stock (net of interest of $146,067)	(4,853,933)
Less principal payments paid in cash	(17,307,364)
Principal amount of debt outstanding including accrued interest	49,921,345
Debt discount:
Placement fee to B. Riley FBR	(3,550,000)
Success based fee to B. Riley FBR	(3,400,000)
Legal and other costs	(202,382)
Subtotal debt discount	(7,152,382)
Less amortization of debt discount	1,240,782
Unamortized debt discount	(5,911,600)
Carrying value at December 31, 2019	$44,009,745

Information for the year ended December 31, 2019 with respect to interest expense related to the 12% Amended Senior Notes is provided below under the heading Interest Expense.

Interest Expense

The following table summarizes the interest expense for the year ended December 31, 2019:

	12% Convertible Debentures	12% Amended Senior Secured Notes	Officer Promissory Notes	Total Interest Expense
Amortization of debt discount	$3,304,893	$1,240,782	$-	$4,545,675
Accrued interest	1,831,130	1,228,709	5,794	3,065,633
Cash paid interest		2,351,404	983	2,352,887
Totals	$5,136,023	$4,821,395	$6,777	9,964,195
Cash paid for other interest				499,375
Total interest expense				$10,463,570

The following table summarizes the interest expense for the year ended December 31, 2018:

	8% Promissory Notes	10% Convertible Debentures	10% OID Convertible Debentures	12% Convertible Debentures	Total Interest Expense
Accretion of original issue discount	$44,133	$-	$25,463	$-	$69,596
Amortization of debt discount	315,309	64,452	68,637	153,442	601,840
Loss on extinguishment of debt	292,201	885,080	173,056	-	1,350,337
Gain on extinguishment of embedded derivative liabilities upon extinguishment of host instrument	(29,860)	(1,042,000)	(25,000)	-	(1,096,860)
Write off unamortized debt discount upon extinguishment of debt	460,278	406,550	403,088	-	1,269,916
Accrued interest	-	69,920	28,009	82,913	180,842
Other interest	20,986	-	-	-	20,986
Totals	$1,103,047	$384,002	$673,253	$236,355	2,396,657
Accrued interest on Officer Promissory Notes					12,574
Other interest					99,643
Total interest expense					$2,508,874

19. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of December 31, 2019 as follows:

●	2,000 authorized shares designated as “Series F Convertible Preferred Stock,” none of which are outstanding;
●	1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168.496 shares are outstanding;
●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 19,400 shares are outstanding;
●	25,800 authorized shares designated as “Series I Convertible Preferred Stock” (as further described below), of which 23,100 shares were outstanding (further details subsequent to the date of these consolidated financial statements are provided below); and
●	35,000 authorized shares designated as “Series J Convertible Preferred Stock” (as further described below), of which 20,000 shares were outstanding (further details subsequent to the date of these consolidated financial statements are provided below).

Information with respect to additional issuances of preferred stock is provided under the heading Issuances of Preferred Stock in Note 28.

Series G Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Series G Convertible Preferred Stock (the “Series G Preferred Stock”) and warrants, which expired on November 29, 2003, to purchase 63,000 shares of common stock to four investors. The Series G Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Series G Preferred Stock was initially convertible into common stock at a conversion price equal to 85% of the lowest sale price of the common stock over the five trading days preceding the date of the conversion, subject to a maximum conversion price of $16.30, adjusted for a 1-for-10 reverse stock split effective July 26, 2007. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock at any time after November 30, 2003 or buy out all outstanding shares of Series G Preferred Stock at the then-conversion price. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

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

Series H Preferred Stock

On August 10, 2018, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 19,400 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 58,787,879 shares of the Company’s common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share (the “Conversion Price”), for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, 5,730 shares were issued upon conversion of an aggregate principal amount of $4,775,000, plus prepayment obligations of $955,000 (totaling $5,730,000), of the 10% Convertible Debentures issued by the Company on June 15, 2018 to certain accredited investors, including 1,200 shares of Series H Preferred Stock issued to Heckman Maven Fund L.P. (affiliated with James C. Heckman, the Company’s then-Chief Executive Officer), and 30 shares of Series H Preferred Shares issued to Joshua Jacobs, a former director and the Company’s then-President.

B. Riley FBR, which acted as placement agent for the Series H Preferred Stock financing, was paid a cash fee of $575,000 (including a previously paid retainer of $75,000) and issued 669 shares (stated value of $1,000 per share) of Series H Preferred Stock. In addition, entities affiliated with B. Riley FBR purchased 5,592 shares of Series H Preferred Stock in the financing (total issuance cost of $1,194,546).

The terms of Series H Preferred Stock and the number of shares of common stock issuable is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock shall vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions. In addition, if at any time prior to the nine month anniversary of the closing date, the Company sells or grants any option or right to purchase or issues any shares of common stock, or securities convertible into shares of common stock, with net proceeds in excess of $1,000,000 in the aggregate, entitling any person to acquire shares of common stock at an effective price per share that is lower than the then-Conversion Price (such lower price, the “Base Conversion Price”), then the Conversion Price will be reduced to equal the Base Conversion Price. All the shares of Series H Preferred Stock automatically convert into shares of common stock on the fifth anniversary of the closing date at the then-Conversion Price.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of the Company’s common stock until the date an amendment to the Company’s certificate of incorporation was filed and accepted with the State of Delaware that increased the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full (further details subsequent to the date of these consolidated financial statements are provided under the heading Sequencing Policy in Note 28).

In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then a holder of the Series H Preferred Stock will be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete conversion of such holder’s Series H Preferred Stock immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, subject to certain conditions, adjustments, and limitations.

Pursuant to the registration rights agreement entered into on August 10, 2018 in connection with the securities purchase agreement, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the holders. The Company committed to file the registration statement by no later than 75 days after the closing date and to cause the registration statement to become effective, in general, by no later than 120 days after the closing date (or, in the event of a full review by the staff of the SEC, 150 days following the closing date). The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages upon the occurrence of certain events, on each monthly anniversary, payable within 7 days of such event, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The Company recognized Liquidated Damages during the years ended December 31, 2019 and 2018, with respect to its registration rights agreement (see Note 14 and Note 23).

The securities purchase agreement included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the Public Information Failure Payments requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The Company recognized Liquidated Damages during the years ended December 31, 2019 and 2018, with respect to its public information requirements (see Note 14 and Note 23).

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

The following table represents the components of the Series H Preferred Stock, stated value of $1,000 per share, for the year ended December 31, 2018:

	Shares	Series H Preferred Stock Components
Issuance of Series H Preferred Stock on August 10, 2018	19,400	$19,400,000
Less shares issued to B. Riley FBR as placement fee	(670)	(670,000)
Less shares issued for conversion of principal of 10% Convertible Debentures	(4,775)	(4,775,000)
Less shares issued to 10% Convertible Debenture holders for additional payment of 20% annual internal rate of return	(955)	(955,000)
Net issuance of Series H Preferred Stock	13,000	13,000,000
Payments made to B. Riley FBR from proceeds:
Less placement fee		(500,000)
Less legal fees and other costs		(25,296)
Total payments made from proceeds		(525,296)
Net cash proceeds from issuance of Series H Preferred Stock		$12,474,704
Issuance of Series H Preferred Stock		$19,400,000
Less issuance costs:
Shares issued to B. Riley FBR as placement fee		(670,000)
Total payments made from proceeds		(525,296)
Legal and other costs paid in cash		(159,208)
Total issuance costs		(1,354,504)
Net issuance of Series H Preferred Stock		$18,045,496
Beneficial conversion feature on Series H Preferred Stock		$18,045,496

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

All of the shares of Series I Preferred Stock convert automatically into shares of the Company’s common stock on the date an amendment to the Company’s certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series I Preferred Stock, and all of the Series H Preferred Stock, to be converted in full (further details subsequent to the date of these consolidated financial statements are provided under the heading Sequencing Policy in Note 28).

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $1,386,000 plus $73,858 in reimbursement of legal fees and other transaction costs. The Company used approximately $18.3 million of the net proceeds from the financing to partially repay the amended and restated 12% Amended Senior Secured Note dated June 14, 2019, and to pay deferred fees of approximately $3.4 million related to that borrowing facility.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on June 28, 2019, the Company agreed to register the shares issuable upon conversion of the Series I Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet and its license with ABG, with the SEC, but in no event later than December 1, 2019. The Company committed to cause the registration statement to become effective by no later than 90 days after December 1, 2019, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages (as further described in Note 14) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series I Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

The Company recognized a portion of the Liquidated Damages pursuant to the registration rights and securities purchase agreements in connection with the Series I Preferred Stock at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (see Note 14 and Note 23).

The following table represents the components of the Series I Preferred Stock, stated value of $1,000 per share, for the year ended December 31, 2019:

	Shares	Series I Preferred Stock Components
Issuance of Series I Preferred Stock on June 28, 2019	23,100	$23,100,000
Less issuance costs:
Cash paid to B. Riley FBR as placement fee		(1,386,000)
Legal fees and other costs		(73,858)
Total issuance costs		(1,459,858)
Less Liquidated Damages recognized upon issuance		(1,940,400)
Total issuance costs and Liquidated Damages		(3,400,258)
Net issuance of Series I Preferred Stock		$19,699,742

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

All of the shares of Series J Preferred Stock convert automatically into shares of the Company’s common stock on the date an amendment to the Company’s certificate of incorporation is filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series J Preferred Stock, and all of the Series I Preferred Stock, and Series H Preferred Stock, to be converted in full (further details subsequent to the date of these consolidated financial statements are provided under the heading Sequencing Policy in Note 28).

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

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on October 7, 2019, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet, Say Media, HubPages, and its license with ABG, with the SEC, but in no event later than March 31, 2020. The Company committed to cause the registration statement to become effective by no later than 90 days after March 31, 2020, subject to certain conditions. The registration rights agreements provide for Registration Rights Damages (as further described in Note 14) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series J Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

The Company recognized a portion of the Liquidated Damages pursuant to the registration rights and securities purchase agreements in connection with the Series J Preferred Stock at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (see Note 14 and Note 23).

The following table represents the components of the Series J Preferred Stock, stated value of $1,000 per share, for the year ended December 31, 2019:

	Shares	Series J Preferred Stock Components
Issuance of Series J Preferred Stock on October 7, 2019	20,000	$20,000,000
Less shares issued for payment of 12% Amended Senior Secured Notes	(5,000)	(5,000,000)
Net issuance of Series J Preferred Stock	15,000	$15,000,000
Issuance of Series J Preferred Stock		$20,000,000
Less issuance costs:
Cash paid to B. Riley FBR as placement fee		(525,240)
Legal fees and other costs		(54,764)
Total issuance costs		(580,004)
Less Liquidated Damages recognized upon issuance		(1,680,00)
Total issuance costs and Liquidated Damages		(2,260,004)
Net issuance of Series J Preferred Stock		$17,739,996

20. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share (further details subsequent to the date of these consolidated financial statements are provided under the heading Sequencing Policy in Note 28).

On January 4, 2018, the Company issued an aggregate of 1,200,000 shares of its common stock to an investor, Strome Mezzanine Fund LP (“Strome”), in a private placement at a price of $2.50 per share. The Company received gross proceeds of $3,000,000 from the private placement, which was received prior to December 31, 2017 and, therefore, was classified as restricted cash and as a private placement advance on the consolidated balance sheet as of December 31, 2017. Upon completion of the private placement on January 4, 2018, the funds were reclassified to cash and stockholders’ equity.

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

Pursuant to the registration rights agreement entered into on January 4, 2018 with the investor, the Company agreed to register for resale the shares of common stock purchased pursuant to the private placement. The Company also committed to register the 60,000 shares issued to MDB. The Company committed to file the registration statement no later than 200 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) 7 business days after the SEC informs the Company that no review of the registration statement will be made or (ii) when the SEC has no further comments on the registration statement. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to the investor is 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested or the value of the securities registered by the placement agent. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted certain notes payable into Series H Preferred Stock in August 2018 (see Note 23). The Company recognized Liquidated Damages for the year ended December 31, 2018, with respect to its registration rights agreement for the common stock issued to MDB in conjunction with the January 4, 2018 private placement (see Note 23).

On March 30, 2018, the Company issued an aggregate of 500,000 shares of its common stock to Strome in a second closing of the private placement entered into on January 4, 2018 at a price of $2.50 per share. The Company received gross proceeds of $1,250,000 from the second closing of the private placement. No costs were incurred in connection with the second closing of the private placement.

The Company entered into a registration rights agreement on March 30, 2018 with the investor, pursuant to which the Company agreed to register for resale the shares of common stock purchased pursuant to the placement. The Company committed to file the registration statement no later than 270 days after the closing and to cause the registration statement to become effective no later than the earlier of (i) 7 business days after the SEC informs the Company that no review of the registration statement will be made or (ii) when the SEC has no further comments on the registration statement. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement or to cause it to become effective by the deadlines set forth above. The amount of liquidated damages payable to the investor is 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, during which the default continues, up to a maximum amount of 5.0% of the aggregate amount invested. The purchaser of the shares of common stock waived the liquidated damages when the purchaser converted certain notes payable into Series H Preferred Stock in August 2018 (see Note 16).

On January 1, 2019, the Company issued 833,333 shares of its common stock as restricted stock awards to certain members of the Board subject to vesting (see Note 21).

During the year ended December 31, 2019, in connection with the Say Media Merger, the Company issued 1,188,880 shares of its common stock out of total shares required to be issued of 5,067,167 as of December 31, 2018, and has presented 3,938,287 of the shares required to be issued as “Common Stock to be Issued” within stockholders’ equity.

On September 10, 2019, the L2 Warrants were fully exercised on a cashless basis, resulting in the issuance of 539,331 shares of the Company’s common stock (refer to Restricted Stock Awards below).

Information with respect to the issuance of common stock in connection with the acquisition of Say Media is provided in Note 28.

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

As of December 31, 2017, the Performance Condition was determined based on 4,977,144 unique users accessing Maven’s channels in November 2017. Based on this level of unique users, 2,453,362 shares subject to the buy-back right were earned under the Performance Condition and 1,927,641 shares remained subject to the buy-back right. The Board made a determination on March 12, 2018 to waive the buy-back right, resulting in a modification of the restricted stock awards, which resulted in incremental compensation cost of $2,756,527 at the time of the modification, of which $420,083 and $2,148,811 was recognized during the years ended December 31, 2019 and 2018, respectively.

On August 23, 2018, in connection with the HubPages Merger, the Company issued a total of 2,399,997 shares of common stock to certain key personnel of HubPages who agreed to continue their employment with HubPages, as restricted stock awards, subject to a repurchase right and vesting. The repurchase right, which expired in March 2019 unexercised, gave the Company the option to repurchase a certain number of shares at par value based on a performance condition as defined in the terms of the HubPages Merger Agreement. The shares vest in twenty-four equal monthly installments beginning September 23, 2019 and ending September 23, 2021 and the estimated fair value of these shares was recognized as compensation expense over the vesting period of the award. The restricted stock awards provide for a true-up period that if the common stock is sold for less than $2.50 the holder will receive, subject to certain conditions, additional shares of common stock up to a maximum of the amount of shares originally received (or 2,400,000 in aggregate to all holders) for the shares that re-sold for less than $2.50, which was settled on May 31, 2019 (as further described in Note 21). The true-up period, in general, is 13 months after the consummation of the HubPages Merger until 90 days following completion of vesting, or July 30, 2021. The restricted stock awards were fair valued upon issuance by an independent appraisal firm.

On September 13, 2018, the Company issued 148,813 shares of common stock to certain members of the Board, as restricted awards, subject to continued service with the Company. The shares vest over a four-month period beginning September 30, 2018 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. On October 1, 2018, the Company issued 57,693 shares of common stock to certain members of the Board, as restricted awards, subject to continued service with the Company. The shares vest over a three-month period beginning October 31, 2018 and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award. The Company issued a total of 206,506 common stock awards to certain members of the Board during the year ended December 31, 2019.

On December 12, 2018, in connection with the Say Media Merger, the Company issued a total of 2,000,000 restricted stock awards to acquire common stock of the Company to key personnel for continuing services with Say Media, subject to vesting, and repurchase rights under certain circumstances (as further described below). The Company had the right to cancel for no consideration, or on a pro rata basis in certain circumstances, in the event the average monthly number of total unique users over a specified period did not meet certain user targets. As it was deemed probable the average monthly number of total unique would be satisfied at the time the restricted stock awards were issued, the Company determined the fair value of the restricted stock awards based on the quoted price of the Company’s common stock on the date issued. The shares vest one-third on the first anniversary date of issuance and then over twenty-four equal monthly installments after the first anniversary date and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award.

On December 11, 2019, the Company modified the restricted stock awards vesting provisions issued in connection with the Say Media Merger to remove the repurchase rights, such that they will vest six equal installments at four-month intervals on the twelfth of each month, starting on December 12, 2019, with the final vesting date on August 12, 2021.

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued.

A summary of the restricted stock award activity during the years ended December 31, 2019 and 2018 is as follows:

	Number of Shares		Weighted Average Grant-Date
	Unvested	Vested	Fair Value
Restricted stock awards outstanding at January 1, 2018	6,979,596	5,537,556	$0.41
Issued	4,606,503	-	0.72
Vested	(4,946,490)	4,946,490
Forfeited	(329,735)	-
Restricted stock awards outstanding at December 31, 2018	6,309,874	10,484,046	0.50
Issued	833,333	-	0.48
Vested	(3,926,542)	3,926,542
Forfeited	(825,000)	(402,512)
Restricted stock awards outstanding at December 31, 2019	2,391,665	14,008,076	0.56

As of December 31, 2019 and 2018, there was $970,537 and $3,927,443 of total unrecognized compensation expense related to the restricted stock awards and units, including the effect of the waiver of the buy-back right, which is expected to be recognized over a weighted-average period of approximately 1.29 and 1.94 years, respectively.

The Company recorded forfeited unvested restricted stock awards and/or forfeited vested restricted stock awards used for tax withholding of 1,227,512 (825,000 forfeited awards and 402,512 used for tax withholding) and 329,735 during the years ended December 31, 2019 and 2018, respectively, on the consolidated statements of stockholders’ deficiency.

As of December 31, 2017, the Performance Condition was determined based on 4,977,144 unique users accessing Maven’s channels in November 2017. Based on this level of unique users, 2,453,362 shares subject to the buy-back right were earned under the Performance Condition and 1,927,641 shares remained subject to the buy-back right. The Board made a determination on March 12, 2018 to waive the buy-back right, resulting in a modification of the restricted stock awards, which resulted in incremental compensation cost of $2,756,527 at the time of the modification, of which $420,083 and $2,148,811 was recognized during the years ended December 31, 2019 and 2018, respectively.

A modification of a certain restricted stock award issued to an employee was recognized upon termination of employment on December 20, 2018, resulting in $43,750 of compensation expense at the time of the modification.

Information with respect to compensation expense of the restricted stock awards is provided in Note 21.

Common Stock Warrants

Warrants issued to purchase shares of the Company’s common stock to MDB, L2, Strome, and B. Riley (collectively the “Financing Warrants”) are described below.

MDB Warrants – On November 4, 2016, in conjunction with the recapitalization, Integrated issued warrants to MDB (the “MDB Warrants”) to purchase 1,169,607 shares of common stock with an exercise price of $0.20 per share, of which 842,117 were exercised on April 30, 2018 under the cashless exercise provisions. A total of 327,490 warrants remain outstanding under this instrument as of December 31, 2019 after the cashless exercise, subject to customary anti-dilution adjustments, exercisable for a period of five years.

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

MDB Warrants exercisable for a total of 507,055 shares of the Company’s common stock were outstanding as of December 31, 2019. The MDB Warrants are recorded within the consolidated statements of stockholders’ equity.

L2 Warrants – Effective as of August 3, 2018, pursuant to the reset provision, the Company adjusted the exercise price to $0.50 per share (the floor exercise price) for the L2 Warrants and issued additional warrants to L2 to purchase 640,405 shares of common stock at an exercise price of $0.50 per share. As a result of the L2 Warrants exercise price being reduced to the floor exercise price on August 3, 2018 and triggering of the reset provision, the L2 Warrants no longer contain any reset provisions and will continue to be carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. As of December 31, 2018, the carrying amount of the derivative liability was $418,214 (see Note 15).

The L2 Warrants were exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there was no effective registration statement covering the resale of the warrant shares, be exercised on a cashless basis in certain circumstances. During the year ended December 31, 2019, the L2 Warrants were exercised on a cashless basis during the year ended December 31, 2019.

Strome Warrants – On June 15, 2018, the Company modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate the true-up provision under which the Company was committed to issue up to 1,700,000 shares of common stock in certain circumstances, as further described below. As consideration for such modification, the Company issued warrants to Strome (the “Strome Warrants”) to purchase 1,500,000 shares of common stock, exercisable at an initial price of $1.19 per share for a period of five years, subject to a reset provision and customary anti-dilution provisions. Strome was also granted observer rights on the Board.

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

Effective as of August 3, 2018, pursuant to the reset provision, the Company adjusted the exercise price to $0.50 per share (the floor price) for the Strome Warrants. The Company accounted for the Strome Warrants, upon issuance, as a derivative liability because the warrants had a downward reset provision with a floor of $0.50 per share. The Company recorded the Strome Warrants at fair value in its consolidated balance sheets, with adjustments to fair value at each period-end. Upon issuance, the Company recognized a derivative liability of $1,344,648, which is reflected as a true-up termination fee on the consolidated statements of operations for the year ended December 31, 2018. As a result of the Strome Warrants exercise price being reduced to the floor exercise price on August 3, 2018 and the triggering of the reset provision, the Strome Warrants no longer contain any reset provisions and will continue to be carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. As of December 31, 2019 and 2018, the carrying amount of the derivative liability was $760,042 and $587,971, respectively (see Note 15).

B. Riley Warrants – On October 18, 2018, the Company issued warrants to the investors to purchase up to 875,000 shares of the Company’s common stock in connection with the 10% OID Convertible Debentures, with an exercise price of $1.00 per share, subject to customary anti-dilution adjustments, exercisable for a period of seven years. The warrant provides that upon the consummation of a subsequent financing, the $1.00 exercise price would be adjusted to (i), in the event that security issued in such subsequent financing is common stock, 125% of the effective per share purchase price of the common stock in such subsequent financing, (ii), in the event that the security issued in such subsequent financing is a common stock equivalent, 100% of the effective per share purchase price of the common stock underlying the common stock equivalent issued in such subsequent financing, or (iii), in the event that the primary securities issued such subsequent financing includes a combination of common stock and common stock equivalents, the greater of (a) 125% of the effective per share purchase price of the common stock issued in such subsequent financing or (b) 100% of the effective per share purchase price of the common stock underlying the common stock equivalents.

The Company determined that the aforementioned $1.00 exercise price adjustment provisions were inconsequential since the Company did not anticipate issuing common stock or common stock equivalents that would trigger a subsequent financing condition, therefore, the fair value of the warrants were determined under a Black-Scholes pricing model and reflected as a warrant derivative liability upon issuance at fair value, as adjusted at each period-end. If at any time after the six-month anniversary of the issuance of the warrants, if there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, the warrants may be exercised on a cashless basis. As of December 31, 2019 and 2018, the carrying amount of the derivative liability was $607,513 $358,050, respectively (see Note 15).

A summary of the Financing Warrants activity during the years ended December 31, 2019 and 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Financing Warrants outstanding at January 1, 2018	1,289,172	$0.29
Issued	2,861,558	1.17
Exercised	(842,117)	0.20
Issued as result of the reset provision on August 3, 2018	640,405	0.50
Financing Warrants outstanding at December 31, 2018	3,949,018	0.64	4.81
Exercised	(1,066,963)
Financing Warrants outstanding at December 31, 2019	2,882,055	0.80	3.95
Financing Warrants exercisable at December 31, 2019	2,882,055	0.80	3.95

The aggregate issue date fair value of the Financing Warrants issued during the year ended December 31, 2018 was $2,478,359.

During 2019, the exercise of the 1,066,963 warrants in September 2019 on a cashless basis resulted in the issuance of 539,331 net shares of common stock when the common stock price was $0.80 per share.

During 2018, the exercise of the 842,117 warrants in April 2018 on a cashless basis resulted in the issuance of 736,853 net shares of common stock when the common stock price was $1.60 per share.

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of December 31, 2019 was approximately $646,000, based on a fair market value of the Company’s common stock of $0.80 per share on December 31, 2019.

The Financing Warrants outstanding and exercisable as of December 31, 2019 are summarized as follows:

			Outstanding
			Classified as Derivative	Classified within Stockholders’	Total
	Exercise Price	Expiration Date	Liabilities (Shares)	Equity (Shares)	Exercisable (Shares)
MDB Warrants	$0.20	November 4, 2021	-	327,490	327,490
Strome Warrants	0.50	June 15, 2023	1,500,000	-	1,500,000
B. Riley Warrants	1.00	October 18, 2025	875,000	-	875,000
MDB Warrants	1.15	October 19, 2022	-	119,565	119,565
MDB Warrants	2.50	October 19, 2022	-	60,000	60,000
Total outstanding and exercisable			2,375,000	507,055	2,882,055

Channel Partner Warrants – On December 19, 2016, the Board approved up to 5,000,000 stock warrants to issue shares of the Company’s common stock to provide equity incentive to its Channel Partners (the “Channel Partner Warrants”) to motivate and reward them for their services to the Company and to align the interests of the Channel Partners with those of stockholders of the Company. On August 23, 2018, the Board approved a reduction of the number of warrant reserve shares from 5,000,000 to 2,000,000. The issuance of the Channel Partner Warrants is administered by management and approved by the Board.

Information with respect to stock-based compensation related to the Channel Partner Warrants is provided in Note 21.

ABG Warrants – On June 14, 2019, the Company issued 21,989,844 warrants to acquire the Company’s common stock to ABG in connection with the Sports Illustrated Licensing Agreement, expiring in ten years. Half the warrants have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the warrants have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (any unvested portion of such warrants to be forfeited by ABG upon certain terminations by the Company of the Sports Illustrated Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants vest based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (5) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

Information with respect to stock-based compensation related to the ABG Warrants is provided in Note 21.

21. Stock–Based Compensation

Common Stock Awards

2016 Plan – On December 19, 2016, the Board adopted the 2016 Stock Incentive Plan (the “2016 Plan”). The purpose of the 2016 Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The 2016 Plan allows the Company to grant statutory and non-statutory common stock options, and restricted stock awards (collectively the “common stock awards”) to acquire shares of the Company’s common stock to the Company’s employees, directors and consultants. Shares subject to an award that lapse, expire, are forfeited or for any reason are terminated unexercised or unvested will automatically again become available for issuance under the 2016 Plan. Stock awards issued under the 2016 Plan may have a term of up to ten years and may have variable vesting provisions consisting of time-based and performance-based.

On March 28, 2018, the Board approved an increase in the number of shares of the Company’s common stock reserved for grant pursuant to the 2016 Plan from 3,000,000 shares to 5,000,000 shares. On August 23, 2018, the Board increased the authorized number of shares of common stock under the 2016 Plan from 5,000,000 shares to 10,000,000 shares. The Company’s stockholders approved the increase in the number of shares authorized under the 2016 Plan on April 3, 2020. The 2016 Plan is administered by the Board, and there were no grants prior to the formation of the 2016 Plan.

The estimated fair value of the common stock awards is recognized as compensation expense over the vesting period of the award.

The fair value of common stock awards granted during the year ended December 31, 2018 were calculated using the Black-Scholes option pricing model utilizing the following assumptions:

Risk-free interest rate	2.27% – 3.05%
Expected dividend yield	0.00%
Expected volatility	108.34% – 139.36%
Expected life	3.0 – 6.0 years

A summary of the common stock award activity during the years ended December 31, 2019 and 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock awards outstanding at January 1, 2018	2,176,637	$1.25	9.25
Granted	8,187,750	0.84
Exercised	(125,000)	0.17
Forfeited	(732,353)	1.41
Expired	(101,493)	1.49
Common stock awards outstanding at December 31, 2018	9,405,541	0.61	9.30
Exercised	(25,000)	0.17
Forfeited	(1,197,776)	0.73
Expired	(118,204)	1.09
Common stock awards outstanding at December 31, 2019	8,064,561	0.62	8.34
Common stock awards exercisable at December 31, 2019	4,970,584	1.02	8.25
Common stock awards not vested at December 31, 2019	3,093,977
Common stock awards available for future grants at December 31, 2019	1,935,439

The aggregate grant date fair value of common stock awards granted during the year ended December 31, 2018 was $5,566,385. The aggregate intrinsic value as of December 31, 2019 and 2018 was approximately $1,452,000 and none, respectively.

Outstanding options for 3,093,977 shares of the Company’s common stock had not vested at December 31, 2019.

As of December 31, 2019 and 2018, there was $1,697,036 and $4,338,362, respectively, of total unrecognized compensation expense related to common stock awards granted, which is expected to be recognized over a weighted-average period of approximately 1.34 and 2.19 years, respectively.

The intrinsic value of exercisable but unexercised in-the-money common stock options as of December 31, 2019 was approximately $631,000 based on a fair market value of the Company’s common stock of $0.80 per share on December 31, 2019.

In conjunction with the recapitalization, the Company assumed 175,000 fully vested common stock options having an exercise price of $0.17 per share and an expiration date of May 15, 2019. Of those options, 125,000 were exercised in June 2018 on a cashless basis resulting in the issuance of 106,154 net shares of common stock.

The exercise prices of common stock awards outstanding and exercisable are as follows as of December 31, 2019:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $1.00	5,048,750	2,539,496
$1.01 to $1.25	1,553,333	1,154,687
$1.26 to $1.50	28,309	18,448
$1.51 to $1.75	345,000	239,759
$1.76 to $2.00	924,169	904,444
$2.01 to $2.25	135,000	83,750
$2.26 to $2.50	30,000	30,000
	8,064,561	4,970,584

Common Equity Awards

2019 Plan – On April 4, 2019, the Board adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to retain the services of our directors, employees, and consultants and align the interests of these individuals with the interests of our stockholders through awards of stock options, restricted stock awards, unrestricted stock awards, and stock appreciation rights (collectively the “common equity awards”). Certain common equity awards require the achievement of certain price targets of the Company’s common stock. Shares subject to a common equity award that lapse, expire, are forfeited or for any reason are terminated unexercised or unvested will automatically again become available for issuance under the 2019 Plan. Common stock options issued under the 2019 Plan may have a term of up to ten years and may have variable vesting provisions consisting of time-based, performance-based, or market-based.

The Company’s stockholders approved the 2019 Plan and the maximum number of shares authorized of 85,000,000 under the 2019 Plan on April 3, 2020. Initially, the Company did not have sufficient authorized but unissued shares of common stock to allow for the exercise of the stock options granted under the 2019 Plan; accordingly, as of December 31, 2019, any equity award grants under the 2019 Plan were considered as unfunded and were not exercisable until sufficient shares of common stock were authorized (further details subsequent to the date of these consolidated financial statements are provided under the heading 2019 Equity Incentive Plan in Note 28).

The estimated fair value of the common equity awards is recognized as compensation expense over the vesting period of the award.

The fair value of common equity awards granted during the year ended December 31, 2019 was calculated using the Black-Scholes option pricing model for the time-based and performance-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	1.51% – 2.59%	1.51% – 2.59%
Expected dividend yield	0.00%	0.00%
Expected volatility	69.00% – 95.00%	119.00% – 149.00%
Expected life	3.0 – 6.0 years	3.0 – 6.0 years

The fair value of common equity awards granted during the year ended December 31, 2019 were calculated using the Monte Carlo model for the market-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	2.20% – 2.70%	2.16% – 2.71%
Expected dividend yield	0.00%	0.00%
Expected volatility	140.00% – 146.00%	110.00%
Expected life	10.0 years	10.0 years

A summary of the common equity award activity during the year ended December 31, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common equity awards outstanding at January 1, 2019	-	$-	-
Granted	68,180,863	0.53
Forfeited	(3,167,218)	0.53
Common equity awards outstanding at December 31, 2019	65,013,645	0.53	9.43
Common equity awards vested at December 31, 2019	55,556
Common equity awards exercisable at December 31, 2019	-
Common equity awards not vested at December 31, 2019	64,958,089
Common equity awards available for future grants at December 31, 2019	19,986,355

The aggregate grant date fair value for the common equity awards granted during the year ended December 31, 2019 was $30,864,185. The aggregate intrinsic value as of December 31, 2019 was approximately $17,554,000.

Outstanding options for 64,958,089 shares of the Company’s common stock had not vested as of December 31, 2019.

As of December 31, 2019, there was $20,140,032 of total unrecognized compensation expense related to the common equity awards granted, which is expected to be recognized over a weighted-average period of approximately 2.54 years.

The intrinsic value of exercisable but unexercised in-the-money common stock options as of December 31, 2019 was approximately $6,000 based on a fair market value of the Company’s common stock of $0.80 per share on December 31, 2019.

The exercise prices for the common equity awards outstanding, vested and exercisable are as follows at December 31, 2019:

Exercise	Outstanding	Vested	Exercisable
Price	(Shares)	(Shares)	(Shares)
No exercise price	250,000	-	-
Under $1.00	64,763,645	55,566	-
	65,013,645	55,556	-

Outside Options

The Company granted stock options outside the 2016 Plan and 2019 Plan during the year ended December 31, 2019 to certain officers, directors and employees of the Company as approved by the Board and administered by the Company (the “outside options”). The stock options were to acquire shares of the Company’s common stock and were subject to: (1) time-based vesting; (2) certain performance-based targets; and (3) certain performance achievements. Options to purchase common stock issued pursuant to the Outside Plan may have a term of up to ten years. The Company did not have sufficient authorized but unissued shares of common stock to allow for the exercise of these common stock options granted; accordingly, any common stock options granted were considered unfunded and were not exercisable until sufficient common shares were authorized (further details subsequent to the date of these consolidated financial statements are provided under the heading Sequencing Policy in Note 28).

The fair value for the outside options granted during the year ended December 31, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.79% – 3.09%
Expected dividend yield	0.00%
Expected volatility	113.49% – 116.86%
Expected life	6.0 years

The fair value for the outside options granted during the year ended December 31, 2019 were calculated using the Black-Scholes option pricing model for the time-based and performance-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	2.49% – 2.57%	2.49% – 2.57%
Expected dividend yield	0.00%	0.00%
Expected volatility	74.00% – 95.00%	122.00% – 142.00%
Expected life	3.0 – 5.8 years	3.0 – 5.8 years

A summary of outside option activity during the years ended December 31, 2019 and 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Outside options outstanding at January 1, 2018	-	$-
Granted	2,414,000	0.36
Outside options outstanding at December 31, 2018	2,414,000	0.36	9.94
Granted	1,500,000	0.57	9.94
Exercised	(2,000)	0.35
Forfeited	(180,000)	0.35
Expired	(7,333)	0.35
Outside options outstanding at December 31, 2019	3,724,667	0.21	9.04
Outside options vested at December 31, 2019	1,203,667	0.89	9.02
Stock options exercisable at December 31, 2019	-
Stock options not vested at December 31, 2019	2,521,000

The aggregate grant date fair value of outside options granted during the years ended December 31, 2019 and 2018 was $675,000 and $755,884, respectively. The aggregate intrinsic value as of December 31, 2019 and 2018 was approximately $2,198,000 and $278,000, respectively.

Outstanding options for 2,521,000 shares of the Company’s common stock had not vested as of December 31, 2019.

As of December 31, 2019 and 2018, there was $958,315 and $733,875 of total unrecognized compensation expense related to common stock options granted, which is expected to be recognized over a weighted-average period of approximately 2.07 and 2.92 years, respectively.

The intrinsic value of exercisable but unexercised in-the-money common stock options as of December 31, 2019 was approximately $445,000 based on a fair market value of the Company’s common stock of $0.80 per share on December 31, 2019.

The exercise prices of outside options outstanding, vested and exercisable are as follows as of December 31, 2019:

Exercise	Outstanding	Vested	Exercisable
Price	(Shares)	(Shares)	(Shares)
Under $1.00	3,724,667	1,203,667	-

Channel Partner Warrants

On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, the Board approved the Channel Partner Warrant Program (the “Channel Partner Warrant Program”) to be administered by management that authorized the Company to grant Channel Partner Warrants. As of December 31, 2019, Chanel Partner Warrants to purchase up to 2,000,000 shares of common stock issued pursuant to the Channel Partner Warrant Program were reserved for grant.

The Channel Partner Warrants had certain performance conditions. Pursuant to the terms of the Channel Partner Warrants, the Company would notify the respective Channel Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Channel Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Channel Partner generated during the six-month period from the launch of the Channel Partner’s operations on the Company’s technology platform or the revenue generated during the period from the issuance date through a specified end date.

The Channel Partner Warrants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the Channel Partner Warrants vest, they are valued on each vesting date. Channel Partner Warrants with performance conditions that do not have sufficiently large disincentive for non-performance are measured at fair value that is not fixed until performance is complete. The estimated fair value of the equity-based awards is recognized as an expense at the vesting date of the award. The fair value of the Channel Partner Warrant is estimated at the vesting date as calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and warrant life.

The fair value of Channel Partner Warrants issued during the year ended December 31, 2018 were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	2.54% – 2.89%
Expected dividend yield	0.00%
Expected volatility	95.73% – 119.45%
Expected life	3.0 – 5.0 years

A summary of the Channel Partner Warrants activity during the years ended December 31, 2019 and 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Channel Partner Warrants outstanding at January 1, 2018	1,303,832	$1.48	4.35
Issued	295,000	1.74
Forfeited	(581,692)	1.47
Channel Partner Warrants outstanding at December 31, 2018	1,017,140	1.47	3.26
Forfeited	(77,599)	1.62
Channel Partner Warrants outstanding at December 31, 2019	939,541	1.46	2.57
Channel Partner Warrants exercisable at December 31, 2019	613,041	1.50	2.63
Channel Partner Warrants available for future grants at December 31, 2019	1,060,459

The exercise prices range from $1.32 to $2.25 per share. There was no intrinsic value of exercisable but unexercised in-the-money Channel Partner Warrants since the fair market value of $0.48 per share of the Company’s common stock was lower than the exercise prices on December 31, 2019.

Restricted Stock Units

On May 31, 2019, the Company issued 2,399,997 restricted stock units to HubPages employees in settlement of the true-up provisions of the restricted stock awards issued at the time of the HubPages Merger. Each restricted stock unit represents the right to receive a number of the shares of the Company’s common stock pursuant to a grant agreement, subject to certain terms and conditions, and will be credited to a separate account maintained by the Company. All amounts credited to the separate account will be part of the general assets of the Company. The restricted stock units will vest in accordance with the grant agreement in six equal installments at four-month intervals on the first of each month, starting on June 1, 2019, with the final vesting date on February 1, 2021. In addition to the vesting schedule as aforementioned, the restricted stock units would not vest until the Company increased its authorized shares of the Company’s common stock. Each restricted stock unit granted and credited to the separate account for the employee will be issued by the Company upon the authorized shares of the Company’s common stock increased (further details subsequent to the date of these consolidated financial statements are provided under the heading Restricted Stock and Sequencing Policy in Note 28). Further, unless otherwise specified in an employee’s grant agreement, vesting will cease upon the termination of the employees continuous service.

The fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the year ended December 31, 2019.

A summary of the restricted stock unit activity during the year ended December 31, 2019 is as follows:

			Weighted Average
	Number of Shares		Grant-Date
	Unvested	Vested	Fair Value
Restricted stock units outstanding at January 1, 2019	-	-	$-
Issued	2,399,997	-	0.45
Restricted stock units outstanding at December 31, 2019	2,399,997	-	0.45
Restricted stock units credited to a separate account at December 31, 2019	-	-

As of December 31, 2019, there was $559,412 of total unrecognized compensation expense related to the restricted stock unit which is expected to be recognized over a weighted-average period of approximately 1.09 years.

ABG Warrants

In connection with the Sports Illustrated Licensing Agreement and issuance of the ABG Warrants to purchase up to 21,989,844 shares of the Company’s common stock, the Company recorded the issuance of the warrants as stock-based compensation in accordance with the adoption of ASU 2018-07 with the fair value of the warrants measured at the time of grant and expensed over the requisite service period.

The fair value of the ABG Warrants granted during the year ended December 31, 2019 were calculated using the Monte Carlo model by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	2.00% – 2.10%	2.00% – 2.10%
Expected dividend yield	0.00%	0.00%
Expected volatility	51.00% – 52.00%	121.00% – 123.00%
Expected life	6.0 – 7.3 years	6.2 – 7.3 years

A summary of the ABG Warrant activity during the year ended December 31, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
ABG Warrants outstanding at January 1, 2019	-	$-
Issued	21,989,844	0.55
ABG Warrants outstanding at December 31, 2019	21,989,844	0.55	9.46
ABG Warrants exercisable at December 31, 2019	-
ABG Warrants not vested at December 31, 2019	21,989,844

The aggregate issue date fair value of the ABG Warrants issued during the year ended December 31, 2019 was $5,458,979.

As of December 31, 2019, there was $4,663,176 of total unrecognized compensation expense related to the ABG Warrants granted, which is expected to be recognized over a weighted-average period of approximately 3.38 years.

Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019
	Restricted	Common	Common		Channel
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Cost of revenue	$122,192	$44,520	$774,632	$1,580	$50,828	$-	$993,752
Selling and marketing	34,393	100,388	455,280	242,399	-	-	832,460
General and administrative	2,541,468	1,660,607	3,383,338	157,359	-	795,803	8,538,575
Total costs charged to operations	2,698,053	1,805,515	4,613,250	401,338	50,828	795,803	10,364,787
Capitalized platform development	535,004	175,837	590,618	5,931	-	-	1,307,390
Total stock-based compensation	$3,233,057	1,981,352	$5,203,868	$407,269	$50,828	$795,803	$11,672,177

	Year Ended December 31, 2018
	Restricted	Common	Common		Channel
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Cost of revenue	$6,745	$-	$-	$-	$152,460	$-	$159,205
Selling and marketing	607	67,062	8,782	-	-	-	76,451
General and administrative	2,973,051	1,130,326	1,791	-	-	-	4,105,168
Total costs charged to operations	2,980,403	1,197,388	10,573	-	152,460	-	4,340,824
Capitalized platform development	1,639,038	211,346	-	-	-	-	1,850,384
Total stock-based compensation	$4,619,441	1,408,734	$10,573	$-	$152,460	$-	$6,191,208

22. Settlement of Promissory Notes Receivable

On March 19, 2018, the Company entered into a non-binding letter of intent (the “Letter of Intent”) to acquire Say Media, a media and publishing technology company. Pursuant to the Letter of Intent, Maven loaned Say Media $1,000,000 under a secured promissory note dated March 26, 2018 payable on the six month anniversary of the earlier of (i) the termination of the Letter of Intent, or (ii) if Maven and Say Media should execute a definitive agreement (as defined in the Letter of Intent), the termination of the definitive agreement (such date, the “Maturity Date”). Pursuant to the secured promissory note, interest accrues at a rate of 5% per annum, with all accrued and unpaid interest payable on the Maturity Date, with prepayment permitted at any time without premium or penalty. In the event of default, interest would accrue at a rate of 10%.

Additional promissory notes were issued as follows: (1) on July 23, 2018, a secured promissory note in the principal amount of $250,000, with the Maturity Date and interest terms as set forth above; (2) on August 21, 2018, a senior secured promissory note in the principal amount of $322,363, due and payable on February 21, 2019, with interest terms as set forth above; (3) on November 30, 2018, a senior secured promissory note in the principal amount of $4,322,166, due and payable on or before the first business day following the earlier of (i) the consummation of the Closing, as defined under the Say Media Merger Agreements, and (ii) February 21, 2019, with interest terms as outlined above. As of December 12, 2018, the aggregate outstanding principal amounts totaled $5,894,529, with respect to the foregoing promissory notes.

On December 12, 2018, pursuant to the Say Media Merger Agreements entered into on October 12, 2018 and amended on October 17, 2018, the Company settled the promissory notes receivable by effectively forgiving $3,366,031 of the balance due at closing as reflected on the consolidated statements of operations. The remainder of the outstanding principal amounts of the promissory notes consisting of $2,078,498, advanced for payments owed in connection with the closing of the Say Media Merger, and $450,000, advanced for acquisition-related legal fees of Say Media, were reflected as part of the purchase price.

23. Liquidated Damages

The following tables summarize the Liquidated Damages recognized during the years ended December 31, 2019 and 2018, with respect to the registration rights agreements and securities purchase agreements:

	Year Ended December 31, 2019
	Series H Preferred Stock	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total Liquidated Damages
Registration Rights Damages	$-	$-	$138,600	$-	$138,600
Public Information Failure Damages	-	102,246	69,300	-	171,546
Accrued interest	-	16,162	262,193	140,015	418,370
Balance	$-	$118,408	$470,093	$140,015	$728,516

	Year Ended December 31, 2018
	MDB Common Stock to Be Issued	Series H Preferred Stock	12% Convertible Debentures	Total Liquidated Damages
Registration Rights Damages	$15,001	$1,163,955	$-	$1,178,956
Public Information Failure Damages	-	1,163,955	706,944	1,870,899
Accrued interest	-	481,017	116,726	597,743
Totals	$15,001	$2,808,927	$823,670	$3,647,598

24. Income Taxes

The components of the benefit for income taxes consist of the following:

	Years Ended December 31,
	2019	2018
Current tax benefit:
Federal	$-	$-
State and local	-	-
Total current tax benefit	-	-
Deferred tax benefit:
Federal	9,802,070	3,359,203
State and local	3,053,709	1,498,009
Change in valuation allowance	6,685,348	(4,765,579)
Total deferred tax benefit	19,541,127	91,633
Total income tax benefit	$19,541,127	$91,633

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system.

Proposed amendments to the Income Tax Regulations under Section 163(j) of the U.S. Internal Revenue Code were issued on November 26, 2018 and were effective for the taxable year 2019 after publication in the Federal Register, at which time they will be adopted by the Company. Additional discussion of the impact of the TCJA on the consolidated financial statements is included below.

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$20,998,172	$10,474,525
Tax credit carryforwards	263,873	263,873
Allowance for doubtful accounts	450,116	16,017
Accrued expenses and other	64,494	64,849
Deferred rent	-	21,233
Contract liabilities	-	84,622
Liquidated damages payable	1,078,235	646,146
Stock-based compensation	1,055,083	242,545
Operating lease liability	223,596	-
Depreciation and amortization	3,921,952	981,850
Current deferred tax assets	28,055,521	12,795,660
Valuation allowance	(3,484,746)	(8,541,191)
Total deferred tax assets	24,570,775	4,254,469
Deferred tax liabilities:
Prepaid expenses	(148,051)	-
Contract liabilities	(67,295)	-
Acquisition-related intangibles	(24,355,429)	(4,254,469)
Total deferred tax liabilities	(24,570,775)	(4,254,469)
Net deferred tax	$-	$-

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities as of December 31, 2019 and 2018.

As of December 31, 2019, the Company had federal, state, and local net operating loss carryforwards available of approximately $75.00 million, $59.66 million, and $22.66 million, respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $34.44 million do not expire (limited to 80% of taxable income in a given year) and $40.56 million will expire, if not utilized, through 2037 in various amounts. As of December 31, 2018, the Company had federal, state, and local net operating loss carryforwards available of approximately $36.65 million, $33.93 million, and $8.15 million, respectively, to offset future taxable income.

Sections 382 and 383 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an ownership change occurs. A section 382 ownership change occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of the Company’s common stock (including certain transactions involving the Company’s common stock that are outside of the Company’s control) could also result in an ownership change under section 382. If an ownership change occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses we can use to reduce our taxable income generally equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (subject to certain adjustments) and the long-term tax exempt interest rate for the month of the ownership change.

The Company believes that it did have a change in control under these sections in connection with its recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets. The Company completed a preliminary section 382 analysis as of December 31, 2019 and concluded it may have experienced an ownership change as a result of certain equity offerings during 2018. The Company concluded that its federal net operating loss carryforwards, including any net operating loss carryforwards as a result of the mergers during 2018 and 2019, resulted in annual limitations on the overall net operating loss carryforward and that the ownership change during 2018 would impose an annual limit on the net operating loss carryforwards and could cause federal income taxes (similar provisions apply for state and local income taxes) to be paid earlier than otherwise would be paid if such limitations were not in effect. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2019.

The benefit for income taxes on the statement of operations differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(12,188,924)	21.0%	$(5,493,498)	21.0%
State and local taxes, net of federal benefit	(3,053,709)	5.3%	(1,498,009)	5.7%
Stock-based compensation	276,382	(0.5)%	434,556	(1.7)%
Other differences, net	199,642	(0.3)%	246,614	(0.8)%
Valuation allowance	(6,685,348)	11.5%	4,765,579	(18.2)%
Permanent differences	1,910,830	(3.3)%	1,453,125	(5.6)%
Tax benefit and effective income tax rate	$(19,541,127)	33.7%	$(91,633)	0.4%

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

The Company did not recognize any uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2019 and 2018. The Company files tax returns in the U.S. federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2016 forward and the California returns from 2015 forward are subject to examination. The Company currently is not under examination by any tax authority.

25. Related Party Transactions

On January 4, 2018, the Company completed a private placement of its common stock, selling 1,200,000 shares at $2.50 per share, for total gross proceeds of $3,000,000. In connection with the offering, MDB, which acted as placement agent, was entitled to 60,000 shares of the Company’s common stock and warrants to purchase 60,000 shares of the Company’s common stock.

On June 15, 2018, four investors invested a total of $4,775,000 in 10% Convertible Debenture offering. Included in the total was an investment of $3,000,000 by Strome who beneficially owned more than 10% of the shares of the Company’s common stock, $1,000,000 by the Company’s then-Chief Executive Officer, James C. Heckman, and $25,000 from the Company’s then-President, Joshua Jacobs, totaling $4,025,000. Interest was payable on the 10% Convertible Debentures at the rate of 10% per annum, payable in cash semi-annually on December 31 and June 30, and on maturity, beginning on December 31, 2018, and the 10% Convertible Debentures were due and payable on June 30, 2019. The 10% Convertible Debentures were converted on August 10, 2018, as described below, where the investors received additional interest payments to provide the investor with a 20% annual internal rate of return. Upon conversion, Strome received $600,000, James C. Heckman received $200,000, and Joshua Jacobs received $5,000 in satisfaction of the 20% annual internal rate of return by issuing additional shares of the Series H Preferred Stock.

On June 15, 2018, the Company also modified two previous securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome to eliminate a true-up provision entered into on March 30, 2018 under which the Company was committed to issue up to 1,700,000 shares of the Company’s common stock in certain circumstances. As consideration for such modification, the Company issued a warrant to Strome to purchase up to 1,500,000 shares of the Company’s common stock, exercisable at an initial price of $1.19 per share for a period of five years.

On August 10, 2018, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 19,400 shares of Series H Preferred Stock at a stated value of $1,000, initially convertible into 58,787,879 shares of its common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $19,399,250. Of the shares of Series H Preferred Stock issued, Strome received 3,600 shares, James C. Heckman or an affiliated entity of his, received 1,200 shares, and Joshua Jacobs received 30 shares upon conversion of the 10% Convertible Debentures.

On August 10, 2018, B. Riley FBR, acted as placement agent for the Series H Preferred Stock financing, and was paid $575,000 in cash, for its services as placement agent, and issued 669 shares (stated value of $1,000 per share) of Series H Preferred Stock.

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

On June 10, 2019, the Company entered into the 12% Senior Secured Note agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, pursuant to which the Company issued to the investor a 12% senior secured note, due July 31, 2019. In connection with the 12% Senior Secured Note, B. Riley FBR received a placement fee from the proceeds of $1,000,000 and legal fees and expenses of $135,000.

On June 14, 2019, the Company entered into the 12% Amended Senior Secured Note agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated the 12% Senior Secured Note dated June 10, 2019. In connection with the 12% Amended Senior Secured Note the Company paid B. Riley FBR cash of $2,400,000 as placement agent and $3,500,000 as a success fee in the offering.

On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of its common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000. Of the shares of Series I Preferred Stock issued, Ross Levison purchased 500 shares for $500,000. B. Riley FBR, acting as placement agent for the Series I Preferred Stock financing, was paid in cash $1,386,000 for its services and reimbursed for certain legal and other costs.

On August 27, 2019, the Company entered into a first amendment to amended note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, with respect to the 12% Amended Senior Secured Notes. In connection with the 12% Amended Senior Secured Note, B. Riley FBR received a closing fee from the proceeds of $150,000 and legal fees and expenses.

On October 7, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 20,000 shares of Series H Preferred Stock at a stated value of $1,000, initially convertible into 28,571,428 shares of its common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000. Of the shares of Series H Preferred Stock issued, Luke E. Fichthorn III, an immediate family member of John A. Fichthorn, purchased 100 shares, and B Riley, or an affiliated entity, purchased 5,000 shares. B. Riley FBR, acting as placement agent for the Series J Preferred Stock financing, was paid in cash $525,240 for its services and reimbursed for certain legal and other costs.

Cramer Digital, Inc. Agreement

On August 7, 2019, in connection with TheStreet Merger, the Company entered into a letter agreement (the “Original Cramer Agreement”) with finance and stock market expert Jim Cramer, who co-founded TheStreet, which sets forth the terms of the Cramer Services (defined below) to be provided by Mr. Cramer and Cramer Digital, Inc. (“Cramer Digital”), a production company owned and controlled by Mr. Cramer, featuring the digital rights and content created by Mr. Cramer and his team of financial experts. A second letter agreement providing additional terms was entered into on April 16, 2020 (the “Second Cramer Agreement”). The Company entered into a third letter agreement on January 25, 2021, which extended the notice date to cancel the third year of the term of the Original Cramer Agreement from February 7, 2021 to April 9, 2021 (the “Third Cramer Agreement” and, together with the Original Cramer Agreement and the Second Cramer Agreement, the “Cramer Agreement”).

The Cramer Agreement provides for Mr. Cramer and Cramer Digital to create content for the Company on each business day during the term of the Cramer Agreement, prepare special content for the Company, make certain personal appearances and provide other services as reasonably requested and mutually agreed to (collectively, the “Cramer Services”). In consideration for the Cramer Services, the Company pays Cramer Digital a commission on subscription revenues and net advertising revenues for certain content (the “Revenue Share”). In addition, the Company pays Cramer Digital approximately $3,000,000 as an annualized guaranteed payment in equal monthly draws, recoupable against the Revenue Share. The Company also issued two options to Cramer Digital pursuant to the 2019 Plan. The first option was to purchase up to two million shares of the Company’s common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and the Company agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the first day of the third year of the term as so extended (the “Trigger Date”). The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date and the 36-month anniversary of the Trigger Date.

In addition, the Company provides Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that the Company will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month.

Board of Directors and Finance Committee

During September 2018, John A. Fichthorn joined the Board and during November 2018 he was elected as Executive Chairman and Chairman of the Company’s Finance Committee. Until March of 2020, Mr. Fichthorn served as Head of Alternative Investments for B. Riley Capital Management, LLC, which is an SEC-registered investment adviser and a wholly owned subsidiary of B. Riley. During September 2018, Todd D. Sims joined the Board and is also a member of the board of directors of B. Riley. Mr. Sims serves on the Company’s Board as a designee of B. Riley. Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to support its acquisitions of HubPages, Say Media, TheStreet, and the Sports Illustrated Licensing Agreement with ABG, with continued support for subsequent refinancing of debt, equity capital, and working capital purposes (see Note 28).

Service and Consulting Contracts

Ms. Rinku Sen joined the Board in November 2017 and has provided consulting services and operates a channel on the Company’s technology platform. During the years ended December 31, 2019 and 2018, the Company paid Ms. Sen $39,650 and $15,521, respectively, for these services.

Effective on September 20, 2017, the Company entered into a six-month contract, with automatic renewals unless cancelled, with a company located in Nicaragua that is owned by Mr. Christopher Marlett, a then member of the Board, to provide content conversion services. During the year ended December 31, 2018, the Company paid $76,917 for these services. Mr. Marlett was a director of the Company until February 1, 2018 and is the Chief Executive Officer of MDB.

On January 1, 2019, the Company entered into an amended consulting agreement with William Sornsin, the Company’s former Chief Operating Officer, pursuant to which the Company agreed to pay a monthly fee of $10,000, plus various incentive payments for launching certain sites on the Company’s platform from January 2019 through September 2019.

Officer Promissory Notes

In May 2018, the Company’s then Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which ranged from 2.18% to 2.38%. As of December 31, 2019 and 2018, the total principal amount of advances outstanding was $319,351 (includes accrued interest of $5,794) and $680,399 (includes accrued interest of $12,574), respectively (see Note 17). Subsequent to December 31, 2019, the note was repaid (further details are provided under the heading Issuance of Preferred Stock in Note 28).

26. Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. During the years ended December 31, 2019 and 2018, the Company paid Channel Partner guarantees of $7,111,248 and $1,456,928, respectively.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Liquidated Damages

The following table summarizes the contingent obligations with respect to the Liquidated Damages as of the issuance date of these consolidated financial statements:

	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total Liquidated Damages
Registration Rights Damages	$-	$277,200	$360,000	$637,200
Public Information Failure Damages	12,300	346,500	360,000	718,800
Accrued interest	1,578	69,991	60,007	131,576
	$13,878	$693,691	$780,007	$1,487,576

27. Quarterly Financial Information for Fiscal 2019 and Fiscal 2018

The following tables summarize the quarterly and annual financial information for fiscal 2019 and fiscal 2018, as applicable.

Condensed Consolidated Balance Sheets

		As of
	Table	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents		$2,138,593	$13,149,604	$1,973,435	$2,406,596
Restricted cash (see Note 2)		120,718	120,749	620,779	120,693
Accounts receivable, net	A	2,718,004	2,006,938	3,319,124	-
Factor receivables	A	-	-	-	6,130,674
Subscription acquisition costs	A	17,056	-	-	17,056
Royalty fees (see Note 5)		-	15,000,000	15,000,000	-
Convertible preferred stock subscription receivable		-	8,100,000	-	-
Prepayments and other current assets	B	842,393	718,232	2,893,870	858,323
Total current assets		5,836,764	39,095,523	23,807,208	9,533,342
Advance relating to acquisition of TheStreet (see Note 3)		-	16,500,000	-	-
Operating lease right-of-use assets (see Note 7)		829,155	724,758	1,912,932	-
Property and equipment, net		61,506	73,053	739,339	68,830
Platform development, net	C	4,723,236	5,049,194	5,556,978	4,707,956
Royalty fees, net of current portion (see Note 5)		-	30,000,000	30,000,000	-
Acquired and other intangible assets, net	D	14,568,858	13,733,958	25,032,710	15,403,758
Other long-term assets		182,238	92,002	959,469	119,630
Goodwill	E	7,324,287	7,324,287	16,139,377	7,324,287
Total assets		$33,526,044	$112,592,775	$104,148,013	$37,157,803
Liabilities, mezzanine equity and stockholders’ (deficiency)
Current liabilities:
Accounts payable		$2,527,428	$2,271,503	$3,990,958	$4,943,767
Accrued expenses and other	F	3,279,517	5,228,542	7,247,859	2,382,047
Line of credit (see Note 13)		897,653	1,463,598	1,025,494	1,048,194
Liquidated damages payable	G	3,744,285	5,689,738	5,689,738	3,647,598
Unearned revenue	A	98,229	96,350	6,819,242	396,407
Warrant derivative liabilities	H	1,739,930	1,906,005	1,836,894	1,364,235
Embedded derivative liabilities	I	10,780,000	12,240,000	17,861,000	7,387,000
Officer promissory notes, including accrued interest (see Note 16)		315,065	316,801	318,459	680,399
Total current liabilities		23,382,107	29,212,537	44,789,644	21,849,647
Unearned revenues, net of current portion	A	252,500	252,500	710,119	252,500
Operating lease liabilities, net of current portion	J	439,599	336,289	745,075	-
Other long-term liability		242,310	242,310	242,310	242,310
Investor liability		-	-	875,000	-
Deferred rent		-	-	-	46,335
Convertible debt	L	9,160,861	10,492,770	11,865,866	7,270,939
Long-term debt (see Note 18)		-	59,870,303	48,272,995	-
Total liabilities		33,477,377	100,406,709	107,501,009	29,661,731
Commitments and contingencies (see Note 26)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $168,496; Series G shares designated: 1,800 for each respective period presented; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 shares for each respective period presented		168,496	168,496	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $19,399,250; Series H shares designated: 23,000; Series H shares issued and outstanding: 19,400 for each respective period presented; common shares issuable upon conversion: 58,787,879 shares for each respective period presented		18,045,496	18,045,496	18,045,496	18,045,496
Series I convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $25,800,000; Series I shares designated: 25,800; Series I shares issued and outstanding: 23,100 for each respective period presented; common shares issuable upon conversion: 46,200,000 shares for each respective period presented		-	19,753,600	19,753,600	-
Total mezzanine equity		18,213,992	37,967,592	37,967,592	18,213,992
Stockholders’ (deficiency):
Common stock, $0.01 par value, authorized 1,000,000,000 shares: issued and outstanding (1)		376,861	369,389	373,532	357,685
Common stock to be issued		39,383	39,383	39,383	51,272
Additional paid-in capital		24,893,365	27,870,197	32,006,113	23,413,077
Accumulated deficit		(43,474,934)	(54,060,495)	(73,739,616)	(34,539,954)
Total stockholders’ (deficiency)		(18,165,325)	(25,781,526)	(41,320,588)	(10,717,920)
Total liabilities, mezzanine equity and stockholders’ (deficiency)		$33,526,044	$112,592,775	$104,148,013	$37,157,803
(1) Common stock issued and outstanding		37,686,173	36,938,927	37,353,258	35,768,619

The Company’s results of operations vary and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not necessarily be considered indicative of the results to be expected from any future period.

Condensed Consolidated Statements of Operations (unaudited)

		Three Months Ended March 31,
	Table	2019	2018
Revenue	M	$6,273,963	$86,685
Cost of revenue (1)	K	5,652,565	1,035,708
Gross profit (loss)		621,398	(949,023)
Operating expenses:
Selling and marketing	K	1,149,292	153,505
General and administrative	K	4,225,253	2,463,771
Depreciation and amortization		108,340	5,630
Total operating expenses		5,482,885	2,622,906
Loss from operations		(4,861,487)	(3,571,929)
Other (expense) income:
Change in valuation of warrant derivative liabilities (see Note 15)		(375,695)	-
Change in valuation of embedded derivative liabilities (see Note 15)		(2,383,000)	-
Interest expense	N	(1,301,208)	-
Interest income		3,171	-
Liquidated damages (see Note 23)		(16,887)	-
Other Income		126	-
Total other expense		(4,073,493)	-
Loss before income taxes		(8,934,980)	(3,571,929)
Benefit for income taxes		-	-
Net loss attributable to common shareholders		$(8,934,980)	$(3,571,929)
Basic and diluted net loss per common share		$(0.26)	$(0.16)
Weighted average number of shares outstanding – basic and diluted		34,837,518	22,934,369
(1) Amortization included in cost of revenues		$1,324,970	$349,512

		Three Months Ended June 30,		Six Months Ended June 30,
	Table	2019	2018	2019	2018
Revenue	M	$5,770,283	$216,356	$12,044,246	$303,041
Cost of revenue (1)	K	5,487,172	1,102,813	11,139,737	2,138,521
Gross profit (loss)		283,111	(886,457)	904,509	(1,835,480)
Operating expenses:
Selling and marketing	K	1,451,101	761,135	2,600,393	914,640
General and administrative	K	5,871,015	2,222,187	10,096,268	4,685,958
Depreciation and amortization		107,637	6,615	215,977	12,245
Total operating expenses		7,429,753	2,989,937	12,912,638	5,612,843
Loss from operations		(7,146,642)	(3,876,394)	(12,008,129)	(7,448,323)
Other (expense) income:
Change in valuation of warrant derivative liabilities (see Note 15)		(166,075)	-	(541,770)	-
Change in valuation of embedded derivative liabilities (see Note 15)		(1,396,000)	128,544	(3,779,000)	128,544
True-up termination fee		-	(1,344,648)	-	(1,344,648)
Interest expense	N	(1,876,054)	(123,543)	(3,177,262)	(123,543)
Interest income		63	14,384	3,234	14,384
Liquidated damages (see Note 23)		(853)	(15,001)	(17,740)	(15,001)
Other Income		-	-	126	-
Total other expense		(3,438,919)	(1,340,264)	(7,512,412)	(1,340,264)
Loss before income taxes		(10,585,561)	(5,216,658)	(19,520,541)	(8,788,587)
Benefit for income taxes		-	-	-	-
Net loss attributable to common shareholders		$(10,585,561)	$(5,216,658)	$(19,520,541)	$(8,788,587)
Basic and diluted net loss per common share		$(0.30)	$(0.21)	$(0.55)	$(0.36)
Weighted average number of shares outstanding – basic and diluted		35,556,188	25,290,190	35,208,771	24,258,944
(1) Amortization included in cost of revenues		$1,361,319	$433,204	$2,686,289	$782,716

		Three Months Ended September 30,		Nine Months Ended September 30,
	Table	2019	2018	2019	2018
Revenue	M	$7,586,020	$1,157,917	$19,630,266	$1,460,958
Cost of revenue (1)	K	7,612,585	1,784,073	18,752,322	3,922,594
Gross profit (loss)		(26,565)	(626,156)	877,944	(2,461,636)
Operating expenses:
Selling and marketing	K	2,059,820	425,326	4,660,213	1,339,966
General and administrative	K	7,262,496	2,546,369	17,358,764	7,232,328
Depreciation and amortization		349,604	12,715	565,581	24,960
Total operating expenses		9,671,920	2,984,410	22,584,558	8,597,254
Loss from operations		(9,698,485)	(3,610,566)	(21,706,614)	(11,058,890)
Other (expense) income:
Change in valuation of warrant derivative liabilities (see Note 15)		(666,075)	(324,485)	(1,207,845)	(324,485)
Change in valuation of embedded derivative liabilities (see Note 15)		(5,621,000)	459,472	(9,400,000)	588,016
True-up termination fee		-	-	-	(1,344,648)
Settlement of promissory notes receivable		-	(1,166,556)	-	(1,166,556)
Interest expense	N	(3,701,310)	(1,428,463)	(6,878,572)	(1,552,006)
Interest income		7,749	2,199	10,983	16,583
Liquidated damages (see Note 23)		-	(2,652,798)	(17,740)	(2,667,798)
Other Income		-	-	126	-
Total other expense		(9,980,636)	(5,110,631)	(17,493,048)	(6,450,894)
Loss before income taxes		(19,679,121)	(8,721,197)	(39,199,662)	(17,509,784)
Benefit for income taxes		-	91,633	-	91,633
Net loss		(19,679,121)	(8,629,564)	(39,199,662)	(17,418,151)
Deemed dividend on Series H convertible preferred stock		-	(18,045,496)	-	(18,045,496)
Net loss attributable to common shareholders		$(19,679,121)	$(26,675,060)	$(39,199,662)	$(35,463,647)
Basic and diluted net loss per common share		$(0.54)	$(0.96)	$(1.10)	$(1.40)
Weighted average number of shares outstanding – basic and diluted		36,240,837	27,835,555	35,562,878	25,382,551
(1) Amortization included in cost of revenues		$1,623,783	$629,888	$4,310,072	$1,412,604

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 30,		June 30,		September 30,
	2019	2018	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(8,934,980)	$(3,571,929)	$(19,520,541)	$(8,788,587)	$(39,199,662)	$(17,418,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	10,940	355,142	21,177	12,243	125,188	19,341
Amortization of platform development and intangible assets	1,422,370	-	2,881,089	782,717	4,750,465	1,418,223
Amortization of debt discounts	686,044	-	1,580,796	86,121	3,060,772	373,663
Change in valuation of warrant derivative liabilities	375,695	-	541,770	(128,544)	1,207,845	(263,531)
Change in valuation of embedded derivative liabilities	2,383,000	-	3,779,000	-	9,400,000	-
True-up termination fee	-	-	-	1,344,648	-	1,344,648
Settlement of promissory notes receivable	-	-	-	-	-	1,166,556
Loss on extinguishment of debt	-	-	-	-	-	1,099,165
Accrued interest	405,186	-	907,582	26,841	2,439,798	-
Liquidated damages	16,887	-	17,740	15,001	17,740	2,667,798
Stock-based compensation	1,319,627	1,350,892	3,959,925	2,191,132	6,951,074	3,416,110
Deferred income taxes	-	-	-	-	-	(91,633)
Other	(29,911)	-	(6,812)	10,159	14,793	-
Change in operating assets and liabilities net of effect of business combinations:
Accounts receivable	9,573,255	(20,469)	10,261,222	(154,938)	10,513,462	(491,644)
Factor receivables	(6,130,674)	-	(6,130,674)	-	(6,130,674)	-
Subscription acquisition costs	-	(3,808)	17,056	-	17,056	(5,191)
Prepaid royalty fees	-	-	(45,000,000)	-	(45,000,000)	-
Prepayments and other current assets	15,930	(378,506)	140,091	(115,935)	(285,199)	(101,603)
Other long-term assets	(62,608)	-	27,628	-	(150,327)	-
Accounts payable	(2,416,339)	310,018	(2,672,264)	383,024	(2,266,032)	467,083
Accrued expenses	460,775	163,891	2,414,501	253,209	1,314,037	81,689
Unearned revenue	(298,178)	5,711	(300,057)	(7,674)	638,119	11,537
Operating lease liabilities	804	-	(2,810)	-	(164,420)	-
Deferred rent	-	-	-	(14,384)	-	17,245
Net cash used in operating activities	(1,202,177)	(1,789,058)	(47,083,581)	(4,104,967)	(52,745,965)	(6,288,695)
Cash flows from investing activities
Purchases of property and equipment	(3,616)	(7,848)	(25,400)	(25,292)	(77,222)	(29,259)
Capitalized platform development	(434,802)	(553,161)	(980,257)	(1,132,339)	(1,744,340)	(1,660,331)
Payments of promissory notes receivable, net of advances for acquisition of business	-	(1,000,000)	-	(1,000,000)	-	(3,695,054)
Advance related to pending acquisition of TheStreet, Inc.	-	-	(16,500,000)	-	-	-
Payments for acquisition of businesses, net of cash	-	-	-	(5,000,000)	(16,000,000)	(9,032,596)
Net cash used in investing activities	(438,418)	(1,561,009)	(17,505,657)	(7,157,631)	(17,821,562)	(14,417,240)
Cash flows from financing activities
Proceeds from issuance of Series H convertible preferred stock	-	-	-	-	-	12,474,704
Proceeds from issuance of debt	-	-	68,000,000	-	71,000,000	-
Repayments of long-term debt	-	-	(4,640,000)	-	(17,307,364)	-
Payment of debt issuance costs	(10,000)	-	(3,595,000)	-	(7,162,382)	-
Proceeds from 8% promissory notes	-	-	-	1,000,000	-	1,000,000
Payment of 8% promissory notes	-	-	-	-	-	(1,351,334)
Proceeds from 10% convertible debentures	-	-	-	4,775,000	-	4,775,000
Proceeds from 12% convertible debentures	1,900,000	-	2,000,000	-	2,000,000	-
Proceeds from issuance of Series I convertible preferred stock	-	-	15,000,000	-	23,100,000	-
Investor liability related to proceeds received in advance of issuance of Series J convertible preferred stock	-	-	-	-	875,000	-
Proceeds from private placement of common stock	-	1,250,000	-	1,250,000	-	1,250,000
Payment of issuance costs of Series I convertible preferred stock	-	-	(1,406,000)	-	(1,406,000)	-
Payment of issuance costs of Series H convertible preferred stock	-	-	-	-	-	(159,208)
Borrowings (repayments) under line of credit	(150,541)	-	415,404	-	(22,700)	-
Payment for taxes related to repurchase of restricted common stock	-	-	(75,260)	-	(75,260)	-
Proceeds from officer promissory notes	-	-	-	797,982	-	1,009,447
Repayment of officer promissory notes	(366,842)	-	(366,842)	(63,446)	(366,842)	(49,911)
Net cash provided by financing activities	1,372,617	1,250,000	75,332,302	7,759,536	70,634,452	18,948,698
Net (decrease) increase in cash, cash equivalents, and restricted cash	(267,978)	(2,100,067)	10,743,064	(3,503,062)	66,925	(1,757,237)
Cash, cash equivalents, and restricted cash — beginning of period	2,527,289	3,619,249	2,527,289	3,619,249	2,527,289	3,619,249
Cash, cash equivalents, and restricted cash — end of period	$2,259,311	$1,519,182	$13,270,353	$116,187	$2,594,214	$1,862,012
Supplemental disclosure of cash flow information
Cash paid for interest	$209,978	$-	$731,126	$449	$1,383,644	$23,575
Cash paid for income taxes	-	-	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$167,948	$907,978	$572,270	$1,146,396	$985,994	$1,508,889
Discount on 8% promissory notes allocated to warrant derivative liabilities	-	-	-	760,499	-	760,499
Discount on 10% original issue discount senior convertible debentures allocated to warrant derivative liabilities	-	-	-	2,088,380	-	471,002
Discount on 12% senior convertible debentures allocated to embedded derivative liabilities	1,010,000	-	1,074,000	-	1,074,000	-
Exercise of warrants for issuance common shares	-	-	-	-	735,186	-
Liquidated damages liability recorded against cash proceeds for 12% senior convertible debentures	79,800	-	84,000	-	84,000	-
Liquidated damages liability recorded against cash proceeds for Series I convertible preferred stock	-	-	1,940,400	-	1,940,400	-
Series I convertible preferred stock subscription receivable	-	-	8,100,000	-	-	-
Aggregate exercise price of common stock options exercised on cashless basis	-	-	-	21,250	-	21,250
Aggregate exercise price of common stock warrants exercised on cashless basis	-	-	-	168,423	-	168,423
Reclassification of investor demand payable to stockholders’ equity	-	3,000,000	-	3,000,000	-	3,000,000
Fair value of common stock issued for private placement fees	-	-	-	150,000	-	150,000
Deemed dividend on Series H convertible preferred stock	-	-	-	-	-	18,045,496
Assumption of liabilities and debt in connection with merger of Say Media	-	-	-	-	-	851,114
Issuance of Series H convertible preferred stock for private placement fees	-	-	-	-	-	669,250
Accrual of stock issuance costs	-	381,895	-	-	-	-

Table A – The following table sets forth information about contract balances:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Accounts receivable:
Advertising	$2,683,958	$1,961,793	$2,736,060	$-
Other	34,046	45,145	583,064	-
	$2,718,004	$2,006,938	$3,319,124	$-
Factor receivables:
Advertising	$-	$-	$-	$6,130,674
Subscription acquisition costs (short-term):
Digital subscriptions	$17,056	$-	$-	$17,056
Unearned revenues (short-term contract liabilities):
Advertising	$-	$-	$-	$325,863
Digital subscriptions	98,229	96,350	6.819,242	70,544
	$98,229	$96,350	$6,819,242	$396,407
Unearned revenues (long-term contract liabilities):
Advertising	$252,500	$252,500	$252,500	$252,500
Digital subscriptions	-	-	457,619	-
	$252,500	$252,500	$710,119	$252,500

Table B – The following table sets forth prepayments and other current assets:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Prepaid expense	$742,165	$670,959	$2,078,487	$637,281
Prepaid software license	51,930	-	2,722	85,936
Prepaid taxes	-	-	733,553	-
Security deposits	48,298	47,273	74,418	25,812
Other receivables	-	-	4,690	109,294
	$842,393	$718,232	$2,893,870	$858,323

Table C – The following table sets forth capitalized costs for platform development:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Platform development beginning of period	$6,833,900	$6,833,900	$6,833,900	$3,145,308
Other costs	-	-	-	69,052
Payroll, employee benefits and related expenses	434,802	980,257	1,744,340	2,086,963
Stock-based compensation	167,948	572,270	985,994	1,850,384
Disposition	-	-	-	(317,807)
Platform development end of period	7,436,650	8,386,427	9,564,234	6,833,900
Less accumulated amortization	(2,713,414)	(3,337,233)	(4,007,256)	(2,125,944)
Net platform development	$4,723,236	$5,049,194	$5,556,978	$4,707,956

Table D – The following table sets forth acquired and other intangible assets:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Developed technology	$14,750,000	$14,750,00	$19,138,104	$14,750,000
Noncompete agreement	480,000	480,000	480,000	480,000
Trade name	748,000	748,000	3,328,000	748,000
Subscriber relationships	-	-	2,150,000	-
Advertiser relationships	-	-	2,240,000	-
Database	-	-	1,140,000	-
Website domain name	20,000	20,000	20,000	20,000
	15,998,000	15,998,000	28,496,104	15,998,000
Less accumulated amortization	(1,429,142)	(2,264,042)	(3,463,394)	(594,242)
Net intangible assets	$14,568,858	$13,733,958	$25,032,710	$15,403,758

Table E – The following table sets forth goodwill:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Goodwill acquired in acquisition of HubPages	$1,857,663	$1,857,663	$1,857,663	$1,857,663
Goodwill acquired in acquisition of Say Media	5,466,624	5,466,624	5,466,624	5,466,624
Goodwill acquired in acquisition of TheStreet	-	-	8,815,090	-
Carrying value	$7,324,287	$7,324,287	$16,139,377	$7,324,287

Table F – The following table sets forth accrued expenses and other:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
General accrued expenses	$216,618	$2,029,076	$1,959,800	$451,530
Accrued payroll and related taxes	728,211	839,664	556,531	584,550
Accrued publisher expenses	1,320,890	1,330,102	1,544,114	644,299
Sales tax liability	-	-	479,204	-
Customer rebate	489,466	489,466	489,466	489,466
Operating lease liabilities	456,884	452,183	2,069,118	-
Other accrued expense	67,448	88,051	149,626	212,202
	$3,279,517	$5,228,542	$7,247,859	$2,382,047

Table G – The following table sets forth liquidated damages payable:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Registration Rights Damages:
MDB common stock to be issued	$15,001	$15,001	$15,001	$15,001
Series H Preferred Stock	1,163,955	1,163,955	1,163,955	1,163,955
Series I Preferred Stock	-	970,200	970,200	-
	1,178,956	2,149,156	2,149,156	1,178,956
Public Information Failure Damages:
Series H Preferred Stock	1,163,955	1,163,955	1,163,955	1,163,955
12% Convertible Debentures	786,744	790,944	790,944	706,944
Series I Preferred Stock	-	970,200	970,200	-
	1,950,699	2,925,099	2,925,099	1,870,899
Accrued interest:
Series H Preferred Stock	481,017	481,017	481,017	481,017
12% Convertible Debentures	133,613	134,466	134,466	116,726
	614,630	615,483	615,483	597,743
	$3,744,285	$5,689,738	$5,689,738	$3,647,598

Table H – The following table sets forth the carrying value and roll-forward of activity for the Company’s warrants accounted for as a derivative liability (see Note 15) and classified within Level 3 of the fair-value hierarchy:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
L2 Warrants issued on June 11, 2018	$312,837	$312,837	$312,837	$312,837
L2 Warrants issued on June 15, 2018	288,149	288,149	288,149	288,149
Strome Warrants issued on June 15, 2018	1,344,648	1,344,648	1,344,648	1,344,648
B. Riley Warrant issued on October 18, 2018	382,725	382,725	382,725	382,725
Exercise of L2 Warrants on September 10, 2019	-	-	(735,186)	-
Change in valuation of warrant derivative liabilities:
L2 Warrants	(61,746)	(9,591)	134,200	(182,772)
Strome Warrants	(586,533)	(513,213)	(184,129)	(756,677)
B. Riley Warrants	59,850	100,450	293,650	(24,675)
Carrying value	$1,739,930	$1,906,005	$1,836,894	$1,364,235

Table I – The following table sets forth the carrying amount, valuation and a roll-forward of activity for the conversion option features, buy-in features, and default remedy features for the 12% Convertible Debentures (see Note 17) accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Recognition of embedded derivative liabilities (conversion feature, buy-in feature, and default remedy feature):
Issuance date of December 12,2018	4,760,000	4,760,000	4,760,000	4,760,000
Issuance date of March 18, 2019	822,000	822,000	822,000	-
Issuance date of March 27, 2019	188,000	188,000	188,000	-
Issuance date of April 8, 2019	-	64,000	64,000	-
Change in fair value of embedded derivative liabilities	5,010,000	6,406,000	12,027,000	2,627,000
Carrying amount	$10,780,000	$12,240,000	$17,861,000	$7,387,000

Table J – The following table sets forth the operating lease liabilities:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Minimum lease payments	$1,003,118	$873,060	$3,017,595	$-
Less imputed interest	(106,635)	(84,588)	(203,402)	-
Present value of operating lease liabilities	$896,483	$788,472	$2,814,193	$-
Current portion included in accrued expenses and other (lease liabilities)	$456,884	$452,183	$2,069,118	$-
Long-term portion of operating lease liabilities	439,599	336,289	745,075	-
Total operating lease liabilities	$896,483	$788,472	$2,814,193	$-

Table K – The following sets forth stock-based compensation expense that is included in the line items presented on the consolidated statements of operations and capitalized platform development:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Cost of revenues	$69,072	$171,258	$285,253	$159,205
Selling and marketing	108,284	171,336	221,843	76,451
General and administrative	1,142,272	2,297,704	2,484,053	3,908,301
	1,319.627	2,640,298	2,991,149	4,143,957
Capitalized platform development	167,948	404,322	413,724	1,850,384
	$1,487,575	$3,044,620	$3,404,873	$5,994,341

Table L – The following table sets forth the carrying value and related debt components of the 12% Convertible Debentures:

	As of
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	December 31, 2018
Principal amount of debt	$11,554,000	$11,654,000	$11,654,000	$9,540,000
Less issuance costs	(704,000)	(704,000)	(704,000)	(590,000)
Net cash proceeds received	10,850,000	10,950,000	10,950,000	8,950,000
Principal amount of debt (excluding original issue discount)	11,554,000	11,654,000	11,654,000	9,540,000
Add conversion of debt from 10% OID Convertible Debentures	3,551,528	3,551,528	3,551,528	3,551,528
Add accrued interest	486,591	945,011	1,429,527	82,913
Principal amount of debt including accrued interest	15,592,119	16,150,539	16,635,055	13,174,441
Debt discount:
Allocated embedded derivative liabilities	(5,770,000)	(5,834,000)	(5,834,000)	(4,760,000)
Liquidated damages recognized upon issuance	(786,744)	(790,944)	(790,944)	(706,944)
Issuance cost	(714,000)	(714,000)	(714,000)	(590,000)
Subtotal debt discount	(7,270,744)	(7,338,944)	(7,338,944)	(6,056,944)
Less amortization of debt discount	839,486	1,681,175	2,569,755	153,442
Unamortized debt discount	(6,431,258)	(5,657,769)	(4,769,189)	(5,903,502)
Carrying value	$9,160,861	$10,492,770	$11,865,866	$7,270,939

Table M – The following table sets forth information about revenue by product line, geographical market and timing of revenue recognition:

	For the Three Months Ended
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	Year Ended December 31, 2018
Revenue by product line:
Advertising	$6,137,354	$5,670,712	$5,456,555	$5,614,953
Digital subscriptions	51,913	56,021	1,891,702	85,246
Other	84,696	43,550	237,763	-
Total	$6,273,963	$5,770,283	$7,586,020	$5,700,199
Revenue by geographical market:
United States	$6,273,963	$5,770,283	$7,386,753	$5,700,199
Other	-	-	199,267	-
Total	$6,273,963	$5,770,283	$7,586,020	$5,700,199
Revenue by timing of recognition:
At point in time	$6,222,050	$5,714,262	$5,694,318	$5,614,953
Over time	51,913	56,021	1,891,702	85,246
Total	$6,273,963	$5,770,283	$7,586,020	$5,700,199

Table N – The following table sets forth information about interest expense:

	For the Three Months Ended
	March 31, 2019 (unaudited)	June 30, 2019 (unaudited)	September 30, 2019 (unaudited)	Year Ended December 31, 2018
Amortization of debt discounts related to the 8% Promissory Notes, 10% Convertible Debentures and 10% OID Convertible Debentures	$-	$-	$-	$448,398
Accrued interest related to the 10% Convertible Debentures and 10% OID Convertible Debentures	-	-	-	97,929
Accretion of original issue discount related to the 8% Promissory Notes and 10% OID Convertible Debentures	-	-	-	69,596
Loss on extinguishment of debt related to the 8% Promissory Notes, 10% Convertible Debentures and 10% OID Convertible Debentures	-	-	-	1,350,337
Gain on extinguishment of embedded derivatives liabilities upon extinguishment of host instrument related to the 8% Promissory Notes, 10% Convertible Debentures and 10% OID Convertible Debentures	-	-	-	(1,096,860)
Write off of unamortized discount upon extinguishment of debt related to the 8% Promissory Notes, 10% Convertible Debentures and 10% OID Convertible Debentures	-	-	-	1,269,916
Amortization of debt discounts related to the 12% Convertible Debentures	686,044	841,689	888,580	153,442
Accrued interest related to the 12% Convertible Debentures	403,678	458,420	484,516	82,913
Amortization of debt discounts related to the 12% Amended Senior Secured Notes	-	53,063	591,398	-
Accrued interest related to the 12% Amended Senior Secured Notes	-	360,000	1,676,747	-
	1,089,722	1,713,172	3,641,241	2,375,671
Officer Promissory Notes	2,491	1,736	1,658	12,574
Other interest	208,995	161,146	58,411	120,629
	$1,301,208	$1,876,054	$3,701,310	$2,508,874

28. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Amendment to Certificate of Incorporation

On January 6, 2020, Say Media amended its certificate of incorporation to change its name to Maven Coalition, Inc.

2019 Equity Incentive Plan

From January 1, 2020 through the date these consolidated financial statements were issued or were available to be issued, the Company granted common stock options and restricted stock units totaling 61,640,795 (includes 11,158,049 stock options and 26,048,781 restricted stock units issued on February 28, 2021, see below for further details) shares of the Company’s common stock, of which 59,138,442 remain outstanding as of the date these consolidated financial statements were issued or were available to be issued, to acquire shares of the Company’s common stock to officers, directors, employees and consultants. The Company’s stockholders approved the 2019 Plan and the maximum number of shares authorized of 85,000,000 under the 2019 Plan on April 3, 2020. The Company did not have sufficient authorized but unissued common shares to allow for the exercise of the stock options granted under the 2019 Plan; accordingly, any stock option grants under the 2019 Plan were considered unfunded and were not permitted to be exercised until sufficient common shares were authorized (further details are provided under the heading Sequencing Policy in Note 28).

On January 8, 2021, the Company amended certain grants of common stock options under its 2019 Plan to remove certain vesting conditions for the performance-based awards, in general, the amendment provides that:

●	the common stock options will vest with respect to one-third of the grant when the optionholder completes one year of continuous service beginning on the grant date; and
●	the remaining common stock options will vest monthly over twenty-four months when the optionholder completes each month of continuous service thereafter.

On February 18, 2021, the Board approved an amendment to the Company’s 2019 Plan to increase the number of shares of the Company’s common stock, par value $0.01 per share, available for issuance under the 2019 Plan from 85,000,000 shares to 185,000,000 shares. Further, the Board approved up to an aggregate amount of 26,200,000 stock options to be made on or before March 18, 2021 for shares of the Company’s common stock to certain executive officers of the Company under the 209 Plan. A total of 11,158,049 stock options were granted and designated as a non-qualified stock options, subject to certain terms and conditions.

Restricted Stock

On December 15, 2020, the Company entered into the Fourth Amendment in connection with the HubPages Merger. The Fourth Amendment provides that:

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

On February 18, 2021, the Board approved the issuance of restricted stock units to certain executive officers of the Company under the 2019 Plan. A total of 26,048,781 restricted stock units were granted, subject to certain terms and conditions.

Common Stock Warrants

On October 26, 2020, the Company exchanged 150,000 of certain Channel Partner Warrants for shares of the Company’s common stock that were originally issued on December 20, 2017 with an exercise price of $2.08, for an aggregate of 125,000 new warrants for shares of the Company’s common stock with an exercise price of $0.65 for the surrender and termination of the original warrants.

Appointment of New Executive Officers and Directors

On August 26, 2020, the Company announced the appointment of Ross Levinsohn as the Company’s Chief Executive Officer.

On February 16, 2021, the Company announced the appointment of Robertson Barrett as the President of Maven Media Brands, LLC, a wholly owned subsidiary of Maven.

On March 9, 2021, the Company announced the appointment of Eric Semler as a director of the Company.

Operating Lease

On January 14, 2020, the Company entered into an office lease of approximately 40,868 rentable square feet at 225 Liberty Street, 27th Floor, New York, New York, with an effective date of February 1, 2020. Under the terms of the agreement, the Company has a rent abatement for the initial nine months of the lease term, with rent payments commencing during November 1, 2020 and the lease expiring on November 30, 2032. The Company has a maximum tenant allowance of $408,680 for certain costs. Monthly rental payments are as follows: (1) initial sixty-month term is equal to $252,019; (2) second sixty-month term is equal to $269,048; and (3) remainder twenty-five-month term is equal to $286,076; for total minimum lease payments of $38,415,920. In addition to the fixed rent the Company will also pay a portion of the operating costs associated with the space and is entitled to.

Effective March 1, 2020, the Company entered into a corporate apartment lease at 30 West Street, New York, New York 10004. The lease has a term of 18 months, terminating on August 31, 2020. The annual lease payments aggregate to approximately $153,000.

12% Convertible Debentures

On December 31, 2020, certain holders converted the 12% Convertible Debentures representing an aggregate of $18,104,949 of the then-outstanding principal and accrued but unpaid interest into 53,887,470 shares of the Company’s common stock at effective conversion per-share prices ranging from $0.33 to $0.40. Further, the Company repaid an aggregate of $1,130,903 of the 12% Convertible Debentures, including the then-outstanding principal and accrued interest, in cash. As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures. As a result of conversion of certain 12% Convertible Debentures into shares of the Company’s common stock, the Company will no longer have an embedded derivative liability related to the conversion option, and will recognize the fair value of such amount immediately before the conversion as additional paid-in capital. Further, with respect to the conversion of the accrued interest into shares of the Company’s common stock, the Company will recognize a beneficial conversion feature, as deemed appropriate, at the time of conversion.

12% Amended Senior Secured Notes

On February 27, 2020, the Company entered into a second amendment to the amended and restated note purchase agreement, which further amended the amended and restated note purchase agreements dated as of June 14, 2019 and June 14, 2022. Pursuant to the second amendment to the amended and restated note purchase agreement, the Company replaced its previous $3.5 million working capital facility with Sallyport with a new $15.0 million working capital facility with FastPay (as further described below under the heading FastPay Credit Facility); and (ii) BRF Finance issued a letter of credit in the amount of approximately $3.0 million to the Company’s landlord for the property lease located at 225 Liberty Street, 27th Floor, New York, New York 10281.

12% Second Amended Senior Secured Notes

On March 24, 2020, the Company entered into a second amended and restated note purchase agreement (the “12% Second Amended Senior Secured Notes”), which further amended and restated the second amendment to the amended and restated note purchase agreement. Pursuant to the 12% Second Amended Senior Secured Notes, interest on amounts outstanding under the existing 12% Amended Senior Secured Notes with respect to (i) interest that was payable on such notes on March 31, 2020 and June 30, 2020, and (ii) at the Company’s option, with the consent of requisite purchasers, interest that was payable on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, would be payable in-kind in arrears on the last day of such applicable fiscal quarter.

On October 23, 2020, the Company entered into Amendment No. 1 to the 12% Second Amended Senior Secured Notes (“Amendment 1”), pursuant to which the maturity date of the 12% Second Amended Senior Secured Notes was changed to December 31, 2022, subject to certain acceleration conditions. Pursuant to Amendment 1, interest payable on the 12% Second Amended Senior Secured Notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, all such interest amounts can be paid in shares of the Company’s common stock based upon the conversion rate specified for the Series K Preferred Stock (or $0.40).

The balance outstanding under the 12% Second Amended Senior Secured Notes as of the date these consolidated financial statements were issued or were available to be issued was approximately $56.3 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $4.2 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $3.3 million).

SallyPort Credit Facility

Effective January 30, 2020, the Company’s factoring facility available with Sallyport Commercial Finance, LLC (“Sallyport”) was closed and funds were no longer available for advance. As of May 4, 2020, there was no longer a balance outstanding under the facility.

FastPay Credit Facility

On February 6, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of the issuance date of these consolidated financial statements was approximately $5,013,900.

Asset Acquisition of Petametrics Inc.

On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., doing business as LiftIgniter, a Delaware corporation (“LiftIgniter”), and Maven Coalition, whereby Maven Coalition purchased substantially all the assets of LiftIgniter’s machine learning platform, which personalizes content and product recommendations in real-team. The purchased assets included LiftIgniter’s intellectual property and excluded certain accounts receivable. Maven Coalition also assumed certain of LiftIgniter’s liabilities. The purchase price consisted of: (1) a cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) a cash payment at closing of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock, and (5) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock. Further, the restricted stock units to be issued on the first and second anniversaries of the closing date represent the sole and exclusive recourse of the Company arising for breach of general representations and warranties of LiftIgniter.

Delayed Draw Term Note

On March 24, 2020, the Company entered a 15% delayed draw term note (the “Term Note”) pursuant to the 12% Second Amended Senior Secured Notes, in the aggregate principal amount of $12,000,000.

On March 24, 2020, the Company drew down $6,913,865 under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of $793,109, and other of its legal fees and expenses that were incurred, the Company received net proceeds of $6,000,000. The net proceeds were used for working capital and general corporate purposes. Additional borrowings under the Term Note requested by the Company may be made at the option of the purchasers, subject to certain conditions. Up to $8,000,000 in principal amount under the Term Note was originally due on March 31, 2021. Interest on amounts outstanding under the Term Note was payable in-kind in arrears on the last day of each fiscal quarter.

Pursuant to the terms of Amendment 1, the maturity date was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that BRF Finance, as holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion (as further described in Amendment 1) of the Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of the Company’s common stock based upon the conversion rate specified for the Series K Preferred Stock (or $0.40).

As of the date these consolidated financial statements were issued or were available to be issued, approximately $3.4 million, including approximately $3.3 million of principal amount of the Term Note and approximately $0.7 million of accrued interest, had been converted into shares of our Series K Preferred Stock. The aggregate principal amount outstanding under the Term Note as of the date these consolidated financial statements were issued or were available to be issued was approximately $4.3 million (including payment of in-kind interest of approximately $0.7 million, which was added to the outstanding Term Note balance).

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

Issuances of Preferred Stock

Series H Preferred Stock – Between August 14, 2020 and August 20, 2020, the Company entered into additional securities purchase agreements for the sale of Series H Preferred Stock with accredited investors, pursuant to which the Company issued 108 shares (after it rescinded the issuance of 2,145 shares that were deemed null and void and repaid to certain holders on October 28, 2020), at a stated value of $1,000 per share, initially convertible into 327,273 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $130,000, which was used for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock shall vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions.

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

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series H Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

On October 31, 2020, the Company issued 389 shares of Series H Preferred Stock to James Heckman at the stated value of $1,000, convertible into 1,178,787 shares of the Company’s common stock, at the option of the holder subject to certain limitations at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share. The shares of Series H Preferred Stock were issued I connection with the cancellation of promissory notes payable to Mr. Heckman in the aggregate outstanding principal amount of $389,000.

Series J Preferred Stock – On September 4, 2020, the Company closed on an additional Series J Preferred Stock issuance with two accredited investors, pursuant to which we issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 15,000,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70, for aggregate gross proceeds of $6,000,000, which was used for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series J Convertible Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

All of the shares of Series J Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, the date the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Restated Certificate of Incorporation, as amended, which Certificate of Amendment increased the number of authorized shares of the Company’s common stock to at least a number that permitted all the Series J Preferred Stock, and all of the Series I Preferred Stock, and Series H Preferred Stock, to be converted in full (further details are provided under the heading Sequencing Policy).

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; but in no event later than April 30, 2021 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 60 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date). The registration rights agreement provides for Registration Rights Damages (as further described in Note 14) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information commencing from the six (6) month anniversary date of issuance of the Series J Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Series K Preferred Stock – On October 22, 2020, 20,000 authorized shares of the Company’s preferred stock were designated as “Series K Convertible Preferred Stock” (the “Series K Preferred Stock”). Between October 23, 2020 and November 11, 2020, the Company closed on several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000, initially convertible into 45,105,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,000. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series K Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $560,500. The Company used approximately $3.4 million of the net proceeds from the financing to partially repay the Term Note and used approximately $2.6 million for payment on a prior investment, with the remainder of approximately $11.5 million for working capital and general corporate purposes.

All of the shares of Series K Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, the date the Company filed the Certificate of Amendment, which increased the number of authorized shares of the Company’s common stock to at least a number that permitted all the Series K Preferred Stock, and all of the Series J Preferred Stock, Series I Preferred Stock, and Series H Preferred Stock, to be converted in full (further details are provided under the heading Sequencing Policy).

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series K Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; provided, however, if such 30th calendar day is on or after February 12, 2021, then such 30th calendar date shall be tolled until the 30th calendar day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date). The registration rights agreement provides for Registration Rights Damages (as further described in Note 14) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series K Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Sequencing Policy

Based on an analysis, the Company has determined that it will have authorized and unissued shares of the Company’s common stock available for issuance that it could potentially be required to deliver under its equity contracts as of the issuance date of these consolidated financial statements. This determination was based on the issuance of the aforementioned securities or potentially dilutive securities issued after the year ended December 31, 2019.

On December 18, 2020, the Company filed the Certificate of Amendment to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares. As a result, as of December 18, 2020, the Company has a sufficient number of authorized but unissued shares of its common stock available for issuance required under all of its securities that are convertible into shares of its common stock.

As a result of the increase in authorized and unissued shares of the Company’s common stock on December 18, 2020, all of the Series I Preferred Stock, Series J Preferred Stock and Series K Preferred Stock were converted into shares of the Company’s common stock, accordingly, the Company will recognize a beneficial conversion feature, as deemed appropriate, at the time of conversion.

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

As a result of these factors the Company experienced a decline in traffic and advertising revenue in the first and second quarters of 2020. The Company implemented cost reduction measures in an effort to offset these declines. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues through the balance of 2020 and start of 2021. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels, however, such growth depends on future developments, including the duration of COVID-19, future sport event advisories and restrictions, and the extent and effectiveness of containment actions taken.

The CARES Act was enacted March 27, 2020 . Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. The Company is evaluating the impact of the CARES Act on its consolidated financial statements.

