Form 10-Q
period 2020-03-31
theMaven, Inc.
filed 2021-05-07
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2021, the Registrant had 230,287,723 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of theMaven, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Other risks are detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2019.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

This Quarterly Report is being filed for the quarter ended March 31, 2020, as a late report to comply with the reporting obligations applicable to us under the Exchange Act. Unless specifically required to provide information for the quarter ended March 31, 2020, by the rules and regulations of the SEC, the discussion of our business reflects our current assets and current operations. Where the information relates to the quarter ended March 31, 2020, we have made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the condensed consolidated financial statements and footnotes accompanying this Quarterly Report and the other financial information and management’s discussion and analysis about the condensed consolidated financial statements relate to the historical period for the quarter ended March 31, 2020.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THEMAVEN, INC. AND SUBSIDIARIES

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,536,767	$8,852,281
Restricted cash	1,000,809	620,809
Accounts receivable, net	15,864,202	16,233,955
Subscription acquisition costs	6,269,758	3,142,580
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	4,933,792	4,310,735
Total current assets	50,605,328	48,160,360
Property and equipment, net	1,337,095	661,277
Operating lease right-of-use assets	20,195,115	3,980,649
Platform development, net	6,195,873	5,892,719
Royalty fees, net of current portion	22,500,000	26,250,000
Subscription acquisition costs, net of current portion	3,394,768	3,417,478
Acquired and other intangible assets, net	87,289,182	91,404,144
Other long-term assets	1,450,768	1,085,287
Goodwill	16,139,377	16,139,377
Total assets	$209,107,506	$196,991,291
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$12,181,232	$9,580,186
Accrued expenses and other	12,753,010	16,483,201
Line of credit	5,415,914	-
Unearned revenue	49,247,892	32,163,087
Subscription refund liability	3,047,931	3,144,172
Operating lease liabilities	1,995,880	2,203,474
Liquidated damages payable	8,626,569	8,080,514
Convertible debt	805,590	741,197
Warrant derivative liabilities	1,504,981	1,644,200
Embedded derivative liabilities	11,880,000	13,501,000
Total current liabilities	107,458,999	87,541,031
Unearned revenue, net of current portion	15,519,135	31,179,211
Operating lease liabilities, net of current portion	19,437,035	2,616,132
Other long-term liability	242,310	242,310
Officer promissory notes	321,091	319,351
Convertible debt, net of current portion	13,888,853	12,497,765
Long-term debt	52,170,270	44,009,745
Total liabilities	209,037,693	178,405,545
Commitments and contingencies (Note 12)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at March 31, 2020 and December 31, 2019	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $19,399,250; Series H shares issued and outstanding: 19,400; common shares issuable upon conversion: 58,787,879 at March 31, 2020 and December 31, 2019	18,045,496	18,045,496
Series I convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 25,800 shares designated; aggregate liquidation value: $23,100,000; Series I shares issued and outstanding: 23,100; common shares issuable upon conversion: 46,200,000 at March 31, 2020 and December 31, 2019	19,699,742	19,699,742
Series J convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 35,000 shares designated; aggregate liquidation value: $20,000,000; Series J shares issued and outstanding: 20,000; common shares issuable upon conversion: 28,571,428 at March 31, 2020 and December 31, 2019	17,739,996	17,739,996
Total mezzanine equity	55,653,730	55,653,730
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 37,474,736 and 37,119,117 shares at March 31, 2020 and December 31, 2019, respectively	374,746	371,190
Common stock to be issued	39,383	39,383
Additional paid-in capital	39,819,901	35,562,766
Accumulated deficit	(95,817,947)	(73,041,323)
Total stockholders’ deficiency	(55,583,917)	(37,067,984)
Total liabilities, mezzanine equity and stockholders’ deficiency	$209,107,506	$196,991,291

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$30,412,853	$6,273,963
Cost of revenue (includes amortization of developed technology and platform development for 2020 and 2019 of $2,040,129 and $1,324,970, respectively)	26,738,833	5,652,565
Gross profit	3,674,020	621,398
Operating expenses
Selling and marketing	9,359,938	1,149,292
General and administrative	10,410,205	4,225,253
Depreciation and amortization	4,096,680	108,340
Total operating expenses	23,866,823	5,482,885
Loss from operations	(20,192,803)	(4,861,487)
Other (expense) income
Change in valuation of warrant derivative liabilities	139,219	(375,695)
Change in valuation of embedded derivative liabilities	1,621,000	(2,383,000)
Interest expense	(3,799,728)	(1,301,208)
Interest income	1,743	3,171
Liquidated damages	(546,055)	(16,887)
Other	-	126
Total other expense	(2,583,821)	(4,073,493)
Loss before income taxes	(22,776,624)	(8,934,980)
Income taxes	-	-
Net loss	$(22,776,624)	$(8,934,980)
Basic and diluted net loss per common share	$(0.59)	$(0.26)
Weighted average number of common shares outstanding – basic and diluted	38,643,277	34,837,518

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2020

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2020	37,119,117	$371,190	3,938,287	$39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Common stock withheld for taxes	(206,881)	(2,069)	-	-	(167,412)	-	(169,481)
Stock-based compensation	-	-	-	-	3,930,172	-	3,930,172
Net loss	-	-	-	-	-	(22,776,624)	(22,776,624)
Balance at March 31, 2020	37,474,736	$374,746	3,938,287	39,383	$39,819,901	$(95,817,947)	$(55,583,917)

Three Months Ended March 31, 2019

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2019	35,768,619	$357,685	5,127,167	$51,272	$23,413,077	$(34,539,954)	$(10,717,920)
Issuance of common stock in connection with the merger of Say Media	1,188,880	11,889	(1,188,880)	(11,889)	-	-	-
Forfeiture of restricted stock	(120,000)	(1,200)	-	-	1,200	-	-
Issuance of restricted stock awards to the board of directors	833,333	8,333	-	-	(8,333)	-	-
Cashless exercise of common stock options	15,341	154	-	-	(154)	-	-
Stock-based compensation	-	-	-	-	1,487,575	-	1,487,575
Net loss	-	-	-	-	-	(8,934,980)	(8,934,980)
Balance at March 31, 2019	37,686,173	$376,861	3,938,287	39,383	$24,893,365	$(43,474,934)	$(18,165,325)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(22,776,624)	$(8,934,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	183,261	10,940
Amortization of platform development and intangible assets	5,953,548	1,422,370
Amortization of debt discounts	1,570,853	686,044
Change in valuation of warrant derivative liabilities	(139,219)	375,695
Change in valuation of embedded derivative liabilities	(1,621,000)	2,383,000
Accrued interest	2,046,893	405,186
Liquidated damages	546,055	16,887
Stock-based compensation	3,560,120	1,319,627
Other	(213,982)	(29,911)
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	621,643	9,573,255
Factor receivables	-	(6,130,674)
Subscription acquisition costs	(3,104,468)	-
Royalty fees	3,750,000	-
Prepayments and other current assets	(623,057)	15,930
Other long-term assets	(365,481)	(62,608)
Accounts payable	2,547,552	(2,416,339)
Accrued expenses and other	(3,730,191)	460,775
Unearned revenue	1,337,842	(298,178)
Subscription refund liability	(96,241)	-
Operating lease liabilities	398,843	804
Net cash used in operating activities	(10,153,653)	(1,202,177)
Cash flows from investing activities
Purchases of property and equipment	(859,079)	(3,616)
Capitalized platform development	(853,926)	(434,802)
Payments for acquisition of business	(315,289)	-
Net cash used in investing activities	(2,028,294)	(438,418)
Cash flows from financing activities
Proceeds from delayed draw term note	6,000,000	-
Payment of debt issuance costs	-	(10,000)
Proceeds from 12% senior convertible debentures	-	1,900,000
Borrowings (repayments) under line of credit	5,415,914	(150,541)
Payment for taxes related to repurchase of restricted common stock	(169,481)	-
Repayment of officer promissory notes	-	(366,842)
Net cash provided by financing activities	11,246,433	1,372,617
Net decrease in cash, cash equivalents, and restricted cash	(935,514)	(267,978)
Cash, cash equivalents, and restricted cash – beginning of period	9,473,090	2,527,289
Cash, cash equivalents, and restricted cash – end of period	$8,537,576	$2,259,311
Supplemental disclosure of cash flow information
Cash paid for interest	$181,982	$209,978
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$370,052	$167,948
Debt discount on delayed draw term note	913,865	-
Restricted stock units issued in connection with acquisition of LiftIgniter	500,000	-
Assumption of liabilities in connection with acquisition of LiftIgniter	140,381	-
Discount of 12% senior convertible debentures allocated to embedded derivative liabilities	-	1,010,000
Liquidated damages liability recorded against cash proceeds for 12% senior convertible debentures	-	79,800

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of TheMaven, Inc. and its wholly owned subsidiaries (“Maven” or the “Company”), after eliminating all significant intercompany balances and transactions. The Company does not have any off-balance sheet arrangements.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in Maven’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2019, filed with the SEC on April 9, 2021.

The condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

Liquidity

The Company performed an annual reporting period going concern assessment. Management is required to assess its ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has a history of recurring losses. The Company’s recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. The operating loss realized for the three months ended March 31, 2020 was primarily a result of a marketing investment in customer growth, together with investments in people and technology as the Company continued to expand its operations. The operating loss realized in fiscal 2019 was primarily a result of investments in people, infrastructure for the Company’s technology platform, and operations expanding during fiscal 2019 with the acquisition of TheStreet, Inc. (“TheStreet”) and the licensing agreement for certain Sports Illustrated brands, along with continued costs based on the strategic growth plans in other verticals.

As reflected in these condensed consolidated financial statements, the Company had revenues of $30,412,853 for the three months ended March 31, 2020, and experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the three months ended March 31, 2020, the Company incurred a net loss of $22,776,624, utilized cash in operating activities of $10,153,653, and as of March 31, 2020, had an accumulated deficit of $95,817,947. The Company has financed its working capital requirements since inception through the issuance of debt and equity securities.

Additionally, as a result of the novel coronavirus (“COVID-19”) pandemic, the Company experienced a decline in traffic and advertising revenue in the first and second quarters of 2020. The Company implemented cost reduction measures in an effort to offset these declines. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues through the balance of 2020 and start of 2021. The Company expects a continued growth in advertising revenue back toward pre-pandemic levels, however, such growth depends on future developments, including the duration of COVID-19, future sport event advisories and restrictions, and the extent and effectiveness of containment actions taken.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date these condensed consolidated financial statements were issued or were available to be issued.

Management’s assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective, and susceptible to change. The factors that the Company considered important in its going concern analysis, include, but are not limited to, its fiscal 2021 cash flow forecast and its fiscal 2021 operating budget. Management also considered the Company’s ability to repay its obligations through future equity and the implementation of cost reduction measures in effect to offset revenue and earnings declines from COVID-19. These factors consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the issuance date of these condensed consolidated financial statements, the funds necessary to maintain operations and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

In particular, the Company’s plan for the: (1) 2021 cash flow forecast, considered the use of its working capital line with FastPay (as described in Note 5) to fund changes in working capital, where the Company has available credit of approximately $10.1 million as of the issuance date of these condensed consolidated financial statements for the three months ended March 31, 2020, and that the Company does not anticipate the need for any further borrowings that are subject to the holders approval, from its Delayed Draw Term Note (as described in Note 8) where the Company may be permitted to borrow up to an additional $5,000,000; and (2) 2021 operating budget, considered that approximately sixty-five percent of the Company’s revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent during 2020 demonstrating the strength of its premium brand, and the plan to continue to grow its subscription revenue from its acquisition of TheStreet and the launch of premium digital subscriptions from its Sports Illustrated licensed brands.

The Company has considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of the date these condensed consolidated financial statements were issued or were available to be issued and concluded that conditions and events considered in the aggregate, do not raise substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2020 presentation with no impact to previously reported earnings.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for credit losses, fair values of financial instruments, capitalization of platform development, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, fair value of assets acquired and liabilities assumed in the business acquisitions, determination of the fair value of stock-based compensation and valuation of derivatives liabilities and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Contract Modifications

The Company occasionally enters into amendments to previously executed contracts that constitute contract modifications. The Company assesses each of these contract modifications to determine:

●	if the additional services and goods are distinct from the services and goods in the original arrangement; and

●	if the amount of consideration expected for the added services or goods reflects the stand-alone selling price of those services and goods.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis (see Note 3 and Note 11).

Recently Adopted Accounting Standards

In June 2016, the FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach with no material impact to its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment. The amendments require goodwill impairment to be measured using the difference between the carrying amount and the fair value of the reporting unit and require the loss recognized to not exceed the total amount of goodwill allocated to that reporting unit. On January 1, 2020, the Company adopted ASU 2017-04 on a prospective basis with no material impact to its condensed consolidated financial position, results of operations or cash flows.

Loss per Common Share

Basic loss per share is computed using the loss available to common stockholders over the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock awards are considered outstanding but is included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. All restricted stock units are included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. Contingently issuable shares are included in basic loss per common share only when there are no circumstance under which those shares would not be issued. Diluted loss per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net income loss per common share, as their effect would have been anti-dilutive.

	As of March 31,
	2020	2019
Series G Preferred Stock	188,791	188,791
Series H Preferred Stock	58,787,879	58,787,879
Series I Preferred Stock	46,200,000	-
Series J Preferred Stock	28,571,428	-
Indemnity shares of common stock	412,500	825,000
Restricted Stock Awards	1,991,665	4,214,997
Financing Warrants	2,882,055	3,949,018
ABG Warrants	21,989,844	-
Channel Partner Warrants	939,540	939,540
Restricted Stock Units	2,399,997	2,399,997
Common Stock Awards	8,063,811	9,179,013
Common Equity Awards	77,106,507	-
Outside Options	3,730,667	3,780,000
Total	253,264,684	84,264,235

2. Acquisitions

On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., dba LiftIgniter, a Delaware corporation (“LiftIgniter”), where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: (1) cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) at closing a cash payment of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock, and (5) on the second anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock.

The composition of the preliminary purchase price is as follows:

Cash	$315,289
Indemnity restricted stock units for shares of common stock	500,000
Total purchase consideration	$815,289

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Accounts receivable	$37,908
Developed technology	917,762
Accounts payable	(53,494)
Unearned revenue	(86,887)
Net assets acquired	$815,289

The useful life for the developed technology is five years (5.0 years).

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 was $518,111 and $304,129, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of March 31, 2020 and December 31, 2019 was $6,269,758 and $3,142,580, respectively. The noncurrent portion of the subscription acquisition costs as of March 31, 2020 and December 31, 2019 was $3,394,768 and $3,417,478, respectively.

Certain contract amendments resulted in a modification to the subscription acquisition costs that will be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized (further details are provided in Note 11).

Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2020	December 31, 2019
Platform development	$11,902,670	$10,678,692
Less accumulated amortization	(5,706,797)	(4,785,973)
Net platform development	$6,195,873	$5,892,719

A summary of platform development activity for the three months ended March 31, 2020 and year ended December 31, 2019 is as follows:

	As of
	March 31, 2020	December 31, 2019
Platform development beginning of period	$10,678,692	$6,833,900
Payroll-based costs capitalized during the period	853,926	2,537,402
Total capitalized costs	11,532,618	9,371,302
Stock-based compensation	370,052	1,307,390
Platform development end of period	$11,902,670	$10,678,692

Amortization expense for the three months ended March 31, 2020 and 2019, was $920,824 and $587,470, respectively.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2020			As of December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,055,866	$(5,209,664)	$14,846,202	$19,138,104	$(4,090,359)	$15,047,745
Noncompete agreement	480,000	(312,000)	168,000	480,000	(252,000)	228,000
Trade name	3,328,000	(294,395)	3,033,605	3,328,000	(224,745)	3,103,255
Subscriber relationships	73,458,799	(7,217,138)	66,241,661	73,458,799	(3,587,837)	69,870,962
Advertiser relationships	2,240,000	(154,103)	2,085,897	2,240,000	(94,635)	2,145,365
Database	1,140,000	(246,183)	893,817	1,140,000	(151,183)	988,817
Subtotal amortizable intangible assets	100,702,665	(13,433,483)	87,269,182	99,784,903	(8,400,759)	91,384,144
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$100,722,665	$(13,433,483)	$87,289,182	$99,804,903	$(8,400,759)	$91,404,144

Amortization expense for the three months ended March 31, 2020 and 2019 was $5,032,724 and $834,900, respectively. No impairment charges have been recorded during the three months March 31, 2020 and 2019.

4. Leases

The Company’s leases are primarily comprised of real estate leases for the use of office space, with certain lease arrangements that contain equipment. The Company determines whether an arrangement contains a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. Substantially all of the leases are long-term operating leases for facilities with fixed payment terms between 1.5 and 12.8 years.

The table below presents supplemental information related to operating leases:

Three Months Ended March 31, 2020
Operating cash flows for operating leases	$639,061
Noncash lease liabilities arising from obtaining operating leased assets during the period	$16,617,790
Weighted-average remaining lease term	11.05 years
Weighted-average discount rate	13.40%

The Company generally utilizes its incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments since the implicit rate for most of the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

Operating lease costs recognized for the three months ended March 31, 2020 and 2019 were $1,037,904 and $130,952, respectively.

Maturities of operating lease liabilities as of March 31, 2020 are summarized as follows:

Years Ending December 31,
2020 (remaining nine months of the year)	$2,549,923
2021	3,804,853
2022	3,525,158
2023	3,528,696
2024	3,526,406
Thereafter	27,563,572
Minimum lease payments	44,498,608
Less imputed interest	(23,065,693)
Present value of operating lease liabilities	$21,432,915
Current portion of operating lease liabilities	$1,995,880
Long-term portion of operating lease liabilities	19,437,035
Total operating lease liabilities	$21,432,915

Future minimum lease payments under operating leases as of December 31, 2019, were as follows:

		Payments due by Year
	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$6,132,252	$2,579,924	$685,111	$472,084	$486,247	$500,834	$1,408,052

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Leases in Note 13).

5. Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of March 31, 2020 was $5,415,914. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $4.9 million.

SallyPort Credit Facility – During November 2018, the Company entered into a factoring note agreement with Sallyport Commercial Finance, LLC (“Sallyport”) to increase working capital through accounts receivable factoring. As of December 31, 2019, Sallyport collected accounts receivable in excess of the balance outstanding under the note, therefore, the Company was due $626,532 from Sallyport which was reflected within accounts receivable on the condensed consolidated balance sheet. Effective January 30, 2020, the Company’s factoring facility with Sallyport was closed and funds were no longer available for advance.

6. Fair Value Measurements

The Company estimates the fair value of financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts the Company would realize upon disposition.

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

●	Level 1 Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2 Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
●	Level 3 Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The Company accounts for certain warrants (as described under the heading Common Stock Warrants in Note 9) and the embedded conversion features of the 12% senior convertible debentures (the “12% Convertible Debentures”) as derivative liabilities, which required the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

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

Warrant Derivative Liabilities

The following table presents the assumptions used for the warrant derivative liabilities under the Black-Scholes option-pricing model:

	As of March 31, 2020		As of December 31, 2019
	Strome Warrants	B. Riley Warrants	Strome Warrants	B. Riley Warrants
Expected life	3.21	5.55	3.45	5.80
Risk-free interest rate	0.29%	0.46%	1.62%	1.76%
Volatility factor	128.74%	129.92%	144.54%	127.63%
Dividend rate	0%	0%	0%	0%
Transaction date closing market price	$0.77	$0.77	$0.80	$0.80
Exercise price	$0.50	$1.00	$0.50	$1.00

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy:

	As of and Three Months Ended March 31, 2020			As of and Three Months Ended March 31, 2019
	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period
L2 Warrants	$-	$-	$-	$418,214	$121,026	$539,240
Strome Warrants	1,036,687	(110,081)	926,606	587,971	170,144	758,115
B. Riley Warrants	607,513	(29,138)	578,375	358,050	84,525	442,575
Total	$1,644,200	$(139,219)	$1,504,981	$1,364,235	$375,695	$1,739,930

For the three months ended March 31, 2020 and 2019, the change in valuation of warrant derivative liabilities recognized as other income (expense) on the condensed consolidated statement of operations, as described in the above table, was $139,219 and ($375,695), respectively.

Embedded Derivative Liabilities

The carrying amount for the conversion option features, buy-in features, and default remedy features under the 12% Convertible Debentures accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy were $11,880,000 and $13,501,000 as of March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020 and 2019, the change in valuation of embedded derivative liabilities recognized as other income (expense) on the condensed consolidated statements of operations was $1,621,000 and ($2,383,000), respectively.

7. Convertible Debt

12% Convertible Debentures

During 2018 and 2019, the Company had various financings through the issuance of the 12% Convertible Debentures which were due and payable on December 31, 2020. Interest accrued at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures are secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto. The 12% Convertible Debentures were subject to the Company receiving stockholder approval to increase its authorized shares of common stock before conversion. Principal on the 12% Convertible Debentures were convertible into shares of the Company’s common stock, at the option of the investor at any time prior to December 31, 2020, at either a per share conversion price of $0.33 (with respect to the 12% Convertible Debentures issued in 2018) or $0.40 (with respect to the 12% Convertible Debentures issued in 2019), subject to adjustment for stock splits, stock dividends and similar transactions, and certain beneficial ownership blocker provisions.

The 12% Convertible Debentures were issued and convertible into shares of the Company’s common stock as follows: (1) gross proceeds of $13,091,528 on December 12, 2018, convertible into 39,671,297 shares; (2) gross proceeds of $1,696,000 on March 18, 2019, convertible into 4,240,000 shares; (3) gross proceeds of $318,000 on March 27, 2019, convertible into 795,000 shares; and (4) gross proceeds of $100,000 on April 8, 2019, convertible into 250,000 shares. Upon issuance of the various financings, the Company accounted for the embedded conversion option feature, buy-in feature, and default remedy feature as embedded derivative liabilities, which required the Company to carry such amount on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each period-end (see Note 6). The Company also incurred additional debt issuance cost. The embedded derivative liabilities and debt issuance cost were treated as a debt discount and amortized over the term of the debt.

The following table summarizes the convertible debt:

	As of March 31, 2020			As of December 31, 2019
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Convertible Debentures, due on December 31, 2020	$17,633,158	$(2,938,715)	$14,694,443	$17,119,571	$(3,880,609)	$13,238,962

As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures. Certain holders converted the debt into shares of the Company’s common stock and certain holders were paid in cash (further details are provided under the heading 12% Convertible Debentures in Note 13).

8. Long-term Debt

12% Second Amended Senior Secured Note

Below is a summary of the various amended and restated notes, as well as various amendments thereto, to the 12% senior secured note that was originally issued on June 10, 2019, for gross proceeds of $20,000,000, due July 31, 2019. The transactions leading up to the 12% second amended and restated note that is outstanding as of March 31, 2020 consisted of:

●	Amended and restated note issued on June 14, 2019, where the Company received gross proceeds of $48,000,000, together with the $20,000,000 gross proceeds received on June 10, 2019 for total gross proceeds of $68,000,000, due June 14, 2022;

●	First amendment to the amended and restated note issued on August 27, 2019, where the Company received gross proceeds of $3,000,000;

●	Second amendment to the amended and restated note issued on February 27, 2020, where the Company issued a $3,000,000 letter of credit to the Company’s landlord for leased premises; and

●	Second amended and restated note issued on March 24, 2020, where the Company was permitted to enter into a 15.0% delayed draw term note, in the aggregate principal amount of $12,000,000.

Collectively the amended and restated notes and amendments thereto are referred to as the 12% Second Amended Senior Secured Note, with all borrowings collateralized by substantially all assets of the Company. Pursuant to the 12% Second Amended Senior Secured Note, interest on amounts outstanding with respect to (i) interest that was payable on March 31, 2020 and June 30, 2020, and (ii) at the Company’s option, with the consent of requisite purchasers, interest that was payable on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, would be payable in-kind in arrears on the last day of such applicable fiscal quarter (further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading 12% Second Amended Senior Secured Note in Note 13).

Delayed Draw Term Note

On March 24, 2020, the Company entered into a 15% delayed draw term note (the “Delayed Draw Term Note”) pursuant to the second amended and restated note purchase agreement, in the aggregate principal amount of $12,000,000.

On March 24, 2020, the Company drew down $6,913,865 under the Delayed Draw Term Note, and after payment of commitment and funding fees paid of $793,109, and other of its legal fees and expenses that were incurred, the Company received net proceeds of $6,000,000. The net proceeds were used for working capital and general corporate purposes. Additional borrowings under the Delayed Draw Term Note requested by the Company may be made at the option of the purchasers, subject to certain conditions. Up to $8,000,000 in principal amount under the note was originally due on March 31, 2021. Interest on amounts outstanding under the note was payable in-kind in arrears on the last day of each fiscal quarter (further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Delayed Draw Term Note in Note 13).

The following table summarizes the long-term debt:

	As of March 31, 2020			As of December 31, 2019
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Second Amended Senior Secured Note, as amended, due on December 31, 2022	$51,435,626	$(5,315,279)	$46,120,347	$49,921,345	$(5,911,600)	$44,009,745
Delayed Draw Term Note, as amended, due on March 31, 2022	6,931,150	(881,227)	6,049,923	-	-	-
Total	$58,366,776	$(6,196,506)	$52,170,270	$49,921,345	$(5,911,600)	$44,009,745

9. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share (further details as of the date of these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Amendment to Certificate of Incorporation in Note 13).

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), L2 Capital, LLC (the “L2 Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of March 31, 2020 are summarized as follows:

			Outstanding
	Exercise Price	Expiration Date	Classified as Derivative Liabilities (Shares)	Classified within Stockholders’ Equity (Shares)	Total Exercisable (Shares)
MDB Warrants	$0.20	November 4, 2021	-	327,490	327,490
Strome Warrants	0.50	June 15, 2023	1,500,000	-	1,500,000
B. Riley Warrants	1.00	October 18, 2025	875,000	-	875,000
MDB Warrants	1.15	October 19, 2022	-	119,565	119,565
MDB Warrants	2.50	October 19, 2022	-	60,000	60,000
Total outstanding and exercisable			2,375,000	507,055	2,882,055

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of March 31, 2020 was $591,669, based on a fair market value of the Company’s common stock of $0.77 per share on March 31, 2020.

10. Compensation Plans

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units (collectively referred to as the “Restricted Stock Awards”), (b) stock option grants to employees directors and consultants (referred to as the “Common Stock Awards”) (c) stock option awards, restricted stock awards, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants (collectively the “Common Equity Awards”), (d) stock option awards outside the 2016 Stock Incentive Plan and 2019 Equity Incentive Plan to certain officers, directors and employees (referred to as the “Outside Options”), (e) common stock warrants to the Company’s channel partners (referred to as the “Channel Partner Warrants”), and (f) common stock warrants to ABG-SI, LLC (referred to as the “ABG Warrants”).

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months ended March 31, 2020 and 2019 are summarized as follows:

	Restricted	Common	Common		Channel
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Three Months Ended March 31, 2020
Cost of revenue	$37,576	$69,796	$1,009,592	$1,206	$8,039	$-	$1,126,209
Selling and marketing	299,215	35,728	678,279	55,378	-	-	1,068,600
General and administrative	22,920	171,672	755,247	55,183	-	360,289	1,365,311
Total costs charged to operations	359,711	277,196	2,443,118	111,767	8,039	360,289	3,560,120
Capitalized platform development	70,283	41,157	256,001	2,611	-	-	370,052
Total stock-based compensation	$429,994	$318,353	$2,699,119	$114,378	$8,039	$360,289	$3,930,172

During the Three Months Ended March 31, 2019
Cost of revenue	$35,375	$20,219	$-	$1,129	$12,348	$-	$69,071
Selling and marketing	34,393	21,945	-	51,946	-	-	108,284
General and administrative	715,637	404,430	892	21,313	-	-	1,142,272
Total costs charged to operations	785,405	446,594	892	74,388	12,348	-	1,319,627
Capitalized platform development	137,956	29,992	-	-	-	-	167,948
Total stock-based compensation	$923,361	476,586	$892	$74,388	$12,348	$-	$1,487,575

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2020 was as follows:

	Restricted	Common	Common		Channel
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Unrecognized compensation expense	$1,314,792	$1,501,346	$27,525,363	$772,360	$6,100	$4,302,887	$35,422,848
Expected weighted-average period expected to be recognized (in years)	0.89	1.08	2.38	1.86	0.31	3.13	2.35

11. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	As of March 31,
	2020	2019
Revenue by product line:
Advertising	$11,837,984	$6,137,354
Digital subscriptions	5,537,247	51,913
Magazine circulation	12,537,532	-
Other	500,090	84,696
Total	$30,412,853	$6,273,963
Revenue by geographical market:
United States	$29,282,130	$6,273,963
Other	1,130,723	-
Total	$30,412,853	$6,273,963
Revenue by timing of recognition:
At point in time	$24,875,606	$6,222,050
Over time	5,537,247	51,913
Total	$30,412,853	$6,273,963

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

The following table provides information about contract balances:

	As of
	March 31, 2020	December 31, 2019
Unearned revenue (short-term contract liabilities):
Digital subscriptions	11,070,739	$8,634,939
Magazine circulation	38,177,153	23,528,148
	$49,247,892	$32,163,087
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$1,244,706	$478,557
Magazine circulation	14,059,429	30,478,154
Other	215,000	222,500
	$15,519,135	$31,179,211

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and magazine circulation revenue of $8,810,987 was recognized during the three months ended March 31, 2020 from unearned revenue at the beginning of the year.

During January and February of 2020, the Company modified certain digital and magazine subscription contracts that prospectively changed the frequency of the related issues required to be delivered on a yearly basis. The Company determined that the remaining digital content and magazines to be delivered are distinct from the digital content or magazines already provided under the original contract. As a result, the Company in effect established a new contract that included only the remaining digital content or magazines. Accordingly, the Company allocated the remaining performance obligations in the contracts as consideration from the original contract that has not yet been recognized as revenue.

12. Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. For the three months ended March 31, 2020 and 2019, the Company recognized Channel Partner guarantees of $2,374,087 and $1,254,992, respectively.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Liquidated Damages

The following table summarizes the contingent obligations with respect to the liquidated damages as of the date these condensed consolidated financial statements were issued or were available to be issued:

	Series I Preferred Stock	Series J Preferred Stock	Total Liquidated Damages
Registration rights damages	$69,300	$300,000	$369,300
Public information failure damages	138,600	360,000	498,600
Accrued interest	20,164	53,458	73,622
	$228,064	$713,458	$941,522

13. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Compensation Plans

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and restricted stock units. Pursuant to the amendment:

●	the restricted stock awards would cease to vest and all unvested shares would be deemed unvested and forfeited, leaving an aggregate of 1,064,549 shares vested;

●	the restricted stock units were modified to vest on December 31, 2020 and as of the close of business on December 31, 2020, each restricted stock unit was terminated and deemed forfeited, with no shares vesting thereunder; and

●	subject to certain conditions, the Company agreed to purchase from certain key personnel the vested restricted stock awards, at a price of $4.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021.

On January 8, 2021, the board of directors (the “Board”) approved an amendment to certain option awards granted under the 2019 Equity Incentive Plan (the “2019 Plan”) to remove certain vesting conditions for the performance-based awards. In general, pursuant to the amendment:

●	the common stock options would vest with respect to one-third of the grant when the option holder completes one year of continuous service beginning on the grant date; and

●	the remaining common stock options would vest monthly over twenty-four months when the option holder completes each month of continuous service thereafter.

On February 18, 2021, the Board approved an amendment to the Company’s 2019 Plan to increase the number of shares of the Company’s common stock available for issuance under the 2019 Plan from 85,000,000 shares to 185,000,000 shares.

On February 18, 2021, the Board approved up to an aggregate amount of 26,200,000 stock options to be made on or before March 18, 2021 for shares of the Company’s common stock to certain executive officers of the Company under the 2019 Plan. A total of 11,158,049 stock options were granted and designated as a non-qualified stock options, subject to certain terms and conditions.

On February 18, 2021, the Board approved the issuance of restricted stock units to certain executive officers of the Company under the 2019 Plan. A total of 26,048,781 restricted stock units were granted, subject to certain terms and conditions.

From April 2020 through the date these condensed consolidated financial statements were issued or were available to be issued, the Company granted common stock options, restricted stock units and restricted stock awards totaling 84,274,395 (includes 11,158,049 stock options and 26,048,781 restricted stock units issued on February 28, 2021 as described above), of which 84,207,987 remain outstanding.

12% Convertible Debentures

On December 31, 2020, certain holders converted the 12% Convertible Debentures representing an aggregate of $18,104,949 of the then-outstanding principal and accrued but unpaid interest into 53,887,470 shares of the Company’s common stock at effective conversion per-share prices ranging from $0.33 to $0.40. Further, the Company repaid an aggregate of $1,130,903 of the 12% Convertible Debentures, including the then-outstanding principal and accrued interest in cash. As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures. As a result of the conversion of certain 12% Convertible Debentures into shares of the Company’s common stock, the Company will no longer have an embedded derivative liability related to the conversion option features, buy-in features, and default remedy features and will recognize the fair value of such amount upon conversion as additional paid-in capital. Further, with respect to the conversion of the accrued interest into shares of the Company’s common stock, the Company will recognize a loss on conversion, as deemed appropriate, at the time of conversion.

12% Second Amended Senior Secured Note

On October 23, 2020, the Company entered into Amendment No. 1 to the second amended and restated note purchase agreement (“Amendment 1”), pursuant to which the maturity date of the 12% Second Amended Senior Secured Notes was changed to December 31, 2022, subject to certain acceleration conditions. Pursuant to Amendment 1, interest payable on the 12% Second Amended Senior Secured Notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of “Series K Convertible Preferred Stock” (“Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, all such interest amounts can be paid in shares of the Company’s common stock based upon the conversion rate specified for the Series K Preferred Stock (or $0.40).

The balance outstanding under the 12% Second Amended Senior Secured Note as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $56.3 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $4.2 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $3.3 million.

Delayed Draw Term Note

On October 23, 2020, pursuant to the terms of Amendment 1, the maturity date of the Delayed Draw Term Note was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that the holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion (as further described in Amendment 1) of the Delayed Draw Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of the Company’s common stock based upon the conversion rate specified for the Series K Preferred Stock (or $0.40).

As of the date these condensed consolidated financial statements were issued or were available to be issued, $3,367,000, including $3,295,505 of principal amount of the Delayed Draw Term Note and $71,495 of accrued interest, had been converted into shares of our Series K Preferred Stock. The aggregate principal amount outstanding under the Delayed Draw Term Note as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $4.3 million (including payment of in-kind interest of approximately $0.7 million, which was added to the outstanding Delayed Draw Term Note balance).

Payroll Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) in the principal amount of $5,702,725 pursuant to Title 1 of the CARES Act (the “PPP Loan”).

The PPP Loan proceeds were used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the 24 week period following the funding of the PPP Loan.

The note is scheduled to mature on April 6, 2022. The interest rate on the note is a fixed rate of 0.98% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments. The balance outstanding as of the issuance date of these condensed consolidated financial statements was $5,702,725.

Preferred Stock

Series H Preferred Stock – Between August 14, 2020 and August 20, 2020, the Company entered into additional securities purchase agreements for the sale of “Series H Convertible Preferred Stock” (“Series H Preferred Stock”) with accredited investors, pursuant to which the Company issued 108 shares (after it rescinded the issuance of 2,145 shares that were deemed null and void and the purchase price was repaid to certain holders on October 28, 2020), at a stated value of $1,000 per share, which shares were initially convertible into 327,273 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $130,896. The proceeds were used for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock shall vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions.

On September 21, 2020, an investor converted 300 shares of Series H Preferred Stock into 909,090 shares of the Company’s common stock.

On October 31, 2020, the Company issued 389 shares of Series H Preferred Stock to James Heckman at the stated value of $1,000, convertible into 1,178,787 shares of the Company’s common stock, at the option of the holder subject to certain limitations at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share. The shares of Series H Preferred Stock were issued in connection with the cancellation of promissory notes payable to Mr. Heckman in the aggregate outstanding principal amount of $389,000.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of the Company’s common stock until the date an amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), was filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full (further details are provided under the heading Amendment to Certificate of Incorporation).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series H Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14 to the audited consolidated financial statements for the year ended December 31, 2019) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Series J Preferred Stock – On September 4, 2020, the Company closed on an additional “Series J Convertible Preferred Stock” (“Series J Preferred Stock”) issuance with two accredited investors, pursuant to which we issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 15,013,072 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70, for aggregate gross proceeds of $6,000,000, which was used for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series J Convertible Preferred Stock shall vote on an as-if-converted to common stock basis, subject to certain conditions.

All of the shares of the Series J Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, the date the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Incorporation, which Certificate of Amendment increased the number of authorized shares of the Company’s common stock to at least a number that permitted all the Series J Preferred Stock, the “Series K Convertible Preferred Stock” (the “Series K Preferred Stock”), the “Series I Convertible Preferred Stock” (“Series I Preferred Stock”), and the Series H Preferred Stock, to be converted in full (further details are provided under the heading Amendment to Certificate of Incorporation).

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; but in no event later than April 30, 2021 (the “Series J Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 60 days after the Series J Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Series J Filing Date). The registration rights agreement provides for Registration Rights Damages (as further described in Note 14 to the audited consolidated financial statements for the year ended December 31, 2019) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information commencing from the six (6) month anniversary date of issuance of the Series J Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14 to the audited consolidated financial statements for the year ended December 31, 2019) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Series K Preferred Stock – On October 22, 2020, 20,000 authorized shares of the Company’s preferred stock were designated as the Series K Preferred Stock. Between October 23, 2020 and November 11, 2020, the Company closed on several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000, initially convertible into 45,105,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,000. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series K Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

In consideration for its services as placement agent, the Company paid B. Riley FBR, Inc. (“B. Riley FBR”) a cash fee of $560,500. The Company used approximately $3.4 million of the net proceeds from the financing to partially repay the Delayed Draw Term Note and used approximately $2.6 million for payment on a prior investment, with the remainder of approximately $11.5 million for working capital and general corporate purposes.

All of the shares of the Series K Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, the date the Company filed a the Certificate of Amendment to the Certificate of Incorporation, which Certificate of Amendment increased the number of authorized shares of the Company’s common stock to at least a number that permitted all the Series J Preferred Stock, the Series K Preferred Stock, the Series I Preferred Stock, and the Series H Preferred Stock, to be converted in full (further details are provided under the heading Amendment to Certificate of Incorporation).

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series K Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; provided, however, if such 30th calendar day is on or after February 12, 2021, then such 30th calendar date shall be tolled until the 30th calendar day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Series K Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Series K Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Series K Filing Date). The registration rights agreement provides for Registration Rights Damages (as further described in Note 14 to the audited consolidated financial statements for the year ended December 31, 2019) upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested.

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement commencing from the six (6) month anniversary date of issuance of the Series K Preferred Shares, then the Company will be obligated to pay Public Information Failure Damages (as further described in Note 14 to the audited consolidated financial statements for the year ended December 31, 2019) to each holder, consisting of a cash payment equal to 1% of the amount invested as partial liquidated damages, up to a maximum of six months, subject to interest at the rate of 1% per month until paid in full.

Series L Preferred Stock – On May 4, 2021, the Special Finance & Governance Committee (the “Special Committee”) of the Board of the Company adopted a Rights Agreement (i) to ensure that all stockholders of the Company receive fair and equal treatment in the event of a proposed takeover of the Company, (ii) to guard against two-tier or partial tender offers, open market accumulations, creeping stock accumulation programs and other tactics designed to gain control of the Company without paying all stockholders a fair and adequate price, including a sufficient premium for such controlling interest, (iii) to protect the Company and its stockholders from efforts to capitalize on market volatility and macroeconomic conditions to obtain control of the Company on terms that the Board determines are not in the best interests of the Company and its stockholders and (iv) to enhance the Board’s ability to negotiate with a prospective acquirer.

Also on May 4, 2021, the Special Committee declared a dividend of one preferred stock purchase right (each a “Right”) to be paid to the stockholders of record at the close of business on May 14, 2021 for (i) each outstanding share of the Company’s common stock and (ii) each share of the Company’s common stock issuable upon conversion of each share of the Company’s Series H Preferred Stock. Each Right entitles the registered holder to purchase, subject to the Rights Agreement, from the Company one one-thousandth of a share of the Company’s newly created Series L Junior Participating Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), at a price of $4.00, subject to certain adjustments. The Series L Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions paid to the holders of the Company’s Common Stock. The Series L Preferred Stock will be entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are converted or exchanged, the Series L Preferred Stock will be entitled to receive 1,000 times the amount received per one share of the Company’s common stock.

Leases

On October 30, 2020, the Company entered into a surrender agreement pursuant to which the Company effectively surrendered certain property located in New York, New York back to the landlord. Pursuant to the surrender agreement, the security deposit of $500,000 held by the landlord and reflected within restricted cash on the condensed consolidated balance sheets was applied to the balance in arrears. In addition, the Company agreed to pay $68,868 per month from January 1, 2021 through June 1, 2022 to satisfy the remaining outstanding balance of $1,239,624 owed to the landlord. The landlord agreed not to charge any late fees, interest charges, or other penalties relating to the surrender of the property.

Amendment to Certificate of Incorporation

On December 18, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares. As a result, as of December 18, 2020, the Company has a sufficient number of authorized but unissued shares of its common stock available for issuance required under all of its securities that are convertible into shares of its common stock.

As a result of the increase in authorized and unissued shares of the Company’s common stock on December 18, 2020, all of the Series I Preferred Stock, Series J Preferred Stock (including shares issued subsequent to March 31, 2020 as described above) and Series K Preferred Stock (including shares issued subsequent to March 31, 2020 as described above), were converted into shares of the Company’s common stock, accordingly, the Company will recognize a beneficial conversion feature, as deemed appropriate, at the time of conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and2019 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate the media businesses for Sports Illustrated (“Sports Illustrated”) and TheStreet, and power more than 250 independent brands including History, Maxim, and Biography. Our platform (the “Maven Platform”) provides digital publishing, distribution and monetization capabilities to our own Sports Illustrated and TheStreet media businesses as well as to the coalition of independent, professionally managed online media publishers (referred to as the “Channel Partners”). Generally, the Channel Partners are independently owned strategic partners who receive a share of revenue from the interaction with their content. They also benefit from our membership marketing and management systems to further enhance their revenue.

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

Liquidity and Capital Resources

As of March 31, 2020, our principal sources of liquidity consisted of cash of approximately $7.5 million. As of the issuance date of our accompanying condensed consolidated financial statements for the three months ended March 31, 2020, we had also raised funds from the issuance of convertible preferred stock and from loan proceeds of approximately $26.5 million, in addition to the use of additional proceeds from our working capital facility with FastPay, all of which are discussed in greater detail below in the section entitled “Future Liquidity.”

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

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of March 31, 2020 and December 31, 2019 was as follows:

	As of
	March 31, 2020	December 31, 2019
Current assets	$50,605,328	$48,160,360
Current liabilities	(107,458,999)	(87,541,031)
Working capital deficit	(56,853,671)	(39,380,671)

As of March 31, 2020, we had a working capital deficit of approximately $56.9 million, as compared to approximately $39.4 million as of December 31, 2019, consisting of approximately $50.6 million in total current assets and approximately $107.5 million in total current liabilities. Included in current assets as of March 31, 2020 was approximately $1.0 million of restricted cash. Also included in our working capital deficit are non-cash current liabilities, consisting of approximately $1.5 million of warrant derivative liabilities and approximately $11.9 million of embedded derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $44.5 million.

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(10,153,653)	$(1,202,177)
Net cash used in investing activities	(2,028,294)	(438,418)
Net cash provided by financing activities	11,246,433	1,372,617
Net decrease in cash, cash equivalents, and restricted cash	$(935,514)	$(267,978)
Cash, cash equivalents, and restricted cash, end of period	$8,537,576	$2,259,311

For the three months ended March 31, 2020, net cash used in operating activities was approximately $10.2 million, consisting primarily of: approximately $29.1 million of cash received from customers (including payments received in advance of performance obligations), less (i) approximately $39.0 million of cash paid for employees’ salaries; fees paid to Channel Partners, suppliers, and vendors; cash paid for revenue share arrangements; and fees paid for professional services; and (ii) approximately $0.2 million of cash paid for interest; as compared to the three months ended March 31, 2019, where net cash used in operating activities was approximately $1.2 million, consisting primarily of: approximately $9.4 million of cash received from customers (including payments received in advance of performance obligations); less (i) approximately $10.4 million of cash paid for employees’ salaries; fees paid to Channel Partners, suppliers, and vendors; cash paid for revenue share arrangements and fees paid to professional services; and (ii) approximately $0.2 million of cash paid for interest.

For the three months ended March 31, 2020, net cash used in investing activities was approximately $2.0 million, consisting primarily of: (i) approximately $0.3 million for the acquisition of a business; (ii) approximately $0.9 million for property and equipment; and (ii) approximately $0.9 million for capitalized costs for our Maven Platform; as compared to the three months ended March 31, 2019, where net cash used in investing activities was approximately $0.4 million, consisting primarily of capitalized costs for our Maven Platform.

For the three months ended March 31, 2020, net cash provided by financing activities was approximately $11.2 million, consisting primarily of: (i) approximately $6.0 million in net proceeds from the Delayed Draw Term Note; (ii) approximately $5.4 million in from borrowing under our line of credit; and less (iii) approximately $0.2 million in payments for taxes relating to repurchase of restricted shares; as compared to the three months ended March 31, 2019, where net cash provided by financing activities was approximately $1.4 million, consisting primarily of: (i) approximately $1.9 million in net proceeds after payment of issuance cost from issuance of Series J Preferred Stock; less (ii) approximately $0.4 million in repayment of officer promissory notes, and (iii) approximately $0.2 million in repayments under our line of credit.

Future Liquidity

From April 1, 2020 to the issuance date of our accompanying condensed consolidated financial statements for the three months ended March 31, 2020, we continued to incur operating losses and negative cash flow from operating and investing activities. We have raised approximately $20.8 million in net proceeds pursuant to the sale and issuances of convertible preferred stock and approximately $5.7 million in debt financing. Our cash balance as of the issuance date of accompanying condensed consolidated financial statements for the three months ended March 31, 2020 was approximately $2.4 million.

The table below summarizes the additional debt financing and/or equity financings through the issuance date of our accompanying condensed consolidated financial statements:

	Debt Financing	Equity Financings
Payroll protection program loan	$5,702,725	$-
Series H Preferred Stock	-	130,000
Series J Preferred Stock	-	6,000,000
Series K Preferred Stock	-	14,675,000
Total	$5,702,725	$20,805,000

Results of Operations

Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		2020 versus 2019
	2020	2019	$ Change	% Change
Revenue	$30,412,853	$6,273,963	$24,138,890	384.7%
Cost of revenue	26,738,833	5,652,565	21,086,268	373.0%
Gross profit	3,674,020	621,398	3,052,622	491.3%
Operating expenses
Selling and marketing	9,359,938	1,149,292	8,210,646	714.4%
General and administrative	10,410,205	4,225,253	6,184,952	146.4%
Depreciation and amortization	4,096,680	108,340	3,988,340	3,681.3%
Total operating expenses	23,866,823	5,482,885	18,383,938	335.3%
Loss from operations	(20,192,803)	(4,861,487)	(15,331,316)	315.4%
Total other (expense)	(2,583,821)	(4,073,493)	1,489,672	-36.6%
Loss before income taxes	(22,776,624)	(8,934,980)	(13,841,644)	154.9%
Income taxes	-	-	-	0.0%
Net loss	$(22,776,624)	$(8,934,980)	$(13,841,644)	154.9%
Basic and diluted net loss per common share	$(0.59)	$(0.26)	$(0.33)	126.9%
Weighted average number of shares outstanding – basic and diluted	38,643,277	34,837,518	3,805,759	10.9%

For the three months ended March 31, 2020, the total net loss was approximately $22.8 million. The total net loss increased by approximately $13.8 million as compared to the three months ended March 31, 2019 which had a net loss of approximately $8.9 million. The primary reasons for the increase in the total net loss is that our operations continued to rapidly expand during the three months ended March 31, 2020, as they did in the comparable period in 2019. In particular, during the three months ended March 31, 2020 we operated our Sports Illustrated media business that we acquired after March 31, 2019. For the three months ended March 31, 2019, we operated our legacy business and also our previously acquired businesses that included HubPages, Inc. (“HubPages”) and Say Media, Inc. (“Say Media”). The basic and diluted net loss per common share for the three months ended March 31, 2020 of $0.59 increased from $0.26 for the three months ended March 31, 2019, primarily because of our net loss per common share increased along with the increase of the daily weighted average shares outstanding to 38,643,277 shares from 34,837,518 shares.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we would consider also acquiring related online media, publishing and technology businesses by merger or acquisition transactions. This combined growth strategy expanded the scale of unique users interacting on our Maven Platform with increased revenues during the three months ended March 31, 2020. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$30,412,853	100.0%	$6,273,963	100.0%	$24,138,890	384.7%
Cost of revenue	26,738,833	87.9%	5,652,565	90.1%	21,086,268	373.0%
Gross profit	$3,674,020	12.1%	$621,398	9.9%	$3,052,622	491.3%

For the three months ended March 31, 2020, we had revenue of approximately $30.4 million, as compared to revenue of approximately $6.3 million for the three months ended March 31, 2019.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$11,837,984	38.9%	$6,137,354	97.8%	$5,700,630	90.9%
Digital subscriptions	5,537,247	18.2%	51,913	0.8%	5,485,334	87.4%
Magazine circulation	12,537,532	41.2%	-	0.0%	12,537,532	199.8%
Other	500,090	1.6%	84,696	1.3%	415,394	6.6%
Total revenue	$30,412,853	100.0%	$6,273,963	100.0%	$24,138,890	384.7%

For the three months ended March 31, 2020, the primary sources of revenue were as follows: (i) advertising of approximately $11.8 million; (ii) digital subscriptions of approximately $5.5 million; (iii) magazine circulation of approximately $12.5 million; and (iv) other revenue of approximately $0.6 million. Our advertising revenue increased by approximately $5.7 million, due to additional revenue of approximately $1.1 million generated by TheStreet, approximately $5.8 million generated by our Sports Illustrated media business, and an approximate $1.2 million decrease in our legacy business. Our digital subscriptions increased by approximately $5.5 million, due to additional revenue of approximately $4.4 million generated by TheStreet and approximately $1.0 million generated by our Sports Illustrated media business. Our magazine circulation contributed approximately $12.5 million as a result of the Sports Illustrated media business acquired during the fourth quarter of 2019.

Cost of Revenue

For the three months ended March 31, 2020 and 2019, we recognized cost of revenue of approximately $26.7 million and $5.7 million, respectively. The increase of approximately $21.1 million in cost of revenue is primarily from: (i) our Channel Partner guarantees and revenue share payments of approximately $1.3 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $7.8 million; (iii) amortization of our Maven Platform of approximately $0.7 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); (iv) royalty fees of approximately $3.8 million; (v) hosting, bandwidth, and software licensing fees of approximately $0.3 million; (vi) printing, distribution, and fulfillment costs of approximately $5.7 million; (vii) fees paid for data analytics and to other outside service providers of approximately $0.2 million; and (viii) other costs of revenue of approximately $2.0 million.

For the three months ended March 31, 2020, we capitalized costs related to our Maven Platform of approximately $1.2 million, as compared to approximately $0.6 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the capitalization of our Maven Platform consisted of: (i) approximately $0.9 million in payroll and related expenses, including taxes and benefits; (ii) approximately $0.4 million in stock-based compensation for related personnel, and (iii) amortization of approximately $2.0 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Three Months Ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$9,359,938	30.8%	$1,149,292	18.3%	$8,210,646	130.9%
General and administrative	10,410,205	34.2%	4,225,253	67.3%	6,184,952	98.6%
Depreciation and amortization	4,096,680	13.5%	108,340	1.7%	3,988,340	63.6%
Total operating expenses	$23,866,823		$5,482,885		$18,383,938	335.3%

Selling and Marketing. For the three months ended March 31, 2020, we incurred selling and marketing costs of approximately $9.4 million, as compared to approximately $1.1 million for the three months ended March 31, 2019. The increase in selling and marketing cost of approximately $8.2 million is primarily from payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $3.1 million; office, travel, conferences and occupancy costs of approximately $0.5 million; circulation costs of approximately $1.0 million; advertising costs of approximately $2.6 million; and other selling and marketing related costs of approximately $1.0 million.

General and Administrative. For the three months ended March 31, 2020, we incurred general and administrative costs of approximately $10.4 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $4.2 million for the three months ended March 31, 2019. The increase in general and administrative expenses of approximately $6.2 million is primarily from our increase in headcount, along with the related benefits and stock compensation of approximately $2.7 million; professional services, including accounting, legal and insurance of approximately $2.2 million; facilities costs of approximately $0.5 million, and other general corporate expenses of approximately $0.7 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Three Months Ended March 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$139,219	-5.4%	$(375,695)	9.2%	$514,914	-12.6%
Change in valuation of embedded derivative liabilities	1,621,000	-62.7%	(2,383,000)	58.5%	4,004,000	-98.3%
Interest expense	(3,799,728)	147.1%	(1,301,208)	31.9%	(2,498,520)	61.3%
Interest income	1,743	-0.1%	3,171	-0.1%	(1,428)	0.0%
Liquidated damages	(546,055)	21.1%	(16,887)	0.4%	(529,168)	13.0%
Other income	-	0.0%	126	0.0%	(126)	0.0%
Total other (expense)	$(2,583,821)	100.0%	$(4,073,493)	100.0%	$1,489,672	-36.6%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the three months ended March 31, 2020 was the result of the decrease in the fair value of the warrant derivative liabilities as of March 31, 2020, as compared to the change in the valuation for the three months ended March 31, 2019 where the change was from an increase in the fair value of the warrant derivative liabilities as of March 31, 2019.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the three months ended March 31, 2020 was the result of the decrease in the fair value of the embedded derivative liabilities as of March 31, 2020, as compared to the change in the valuation for the three months ended March 31, 2019 where the change was from an increase in the fair value of the embedded derivative liabilities as of March 31, 2019.

Interest Expense. We incurred interest expense of approximately $3.8 million for the three months ended March 31, 2020, primarily from approximately $1.6 million from amortization of debt discount on notes payable; approximately $2.0 million of accrued interest; and approximately $0.2 million of other interest, as compared to approximately $1.3 million for the three months ended March 31, 2019, primarily from approximately $0.7 million from amortization of debt discount on notes payable; approximately $0.4 million of accrued interest; and approximately $0.2 million of other interest.

Liquidated Damages. We recorded liquidated damages of approximately $0.5 million for the three months ended March 31, 2020, primarily from issuance of our 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock issued during 2019. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Recent Disruptions to Our Operations

Beginning in March 2020, our normal business operations were disrupted by a series of events surrounding the COVID-19 pandemic and related measures to control it. To a lesser extent, these disruptions continue as of the date the condensed consolidated financial statements for the three months ended March 31, 2020 were issued. See “Item 1A, Risk Factors – Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2020, or subject to the date we completed our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future results to differ materially from those currently expected. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, and/or our ability to pay our debts and other liabilities could suffer. As a result, the trading price and liquidity of our securities could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Forward-Looking Statements.”

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

Beginning in March 2020, as a result of the COVID-19 pandemic, our revenue and earnings began to decline largely due to the cancellation of high attendance sports events and the resulting decrease in traffic to the Maven Platform and advertising revenue. This initial decrease in revenue and earnings were partially offset by revenues generated by TheStreet, as well as some recovery of sporting events (including, in some cases, limited in-person attendance) that have generated content for the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Sports Illustrated Licensed Brands”). Despite this perceived recovery, the future impact, or continued impact, from the COVID-19 pandemic remains uncertain.

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

These and other impacts of the COVID-19 pandemic, or other pandemics or epidemics, could have the effect of heightening many of the other risks described in this Quarterly Report under the “Risk Factors” section.

Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations. At March 31, 2020, we had cash of approximately $7.5 million. From January 1, 2020 through the issuance date of our accompany condensed consolidated financial statements, we raised aggregate net proceeds of approximately $20.8 million through various debt and preferred stock private placements. As of the date our accompanying condensed consolidated financial statements for the three months ended March 31, 2020 were issued or were available to be issued, we had cash of approximately $2.4 million. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Future Liquidity,” for additional information. We have seen stabilization in our markets since the spring of 2020 and believe that based on our current assessment of the impact of COVID-19, we have sufficient resources to fully fund our business operations through 12 months from the issuance date of our accompanying condensed consolidated financial statements. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on our financial performance and the potential that our traffic and advertising revenue becomes destabilized again, we may require additional capital. We have not had difficulties accessing the capital markets during 2020, however, due to the uncertainty surrounding COVID-19, we may experience difficulties in the future.

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

We have incurred losses since our inception, have yet to achieve profitable operations, and anticipate that we will continue to incur losses for the foreseeable future. We have had losses from inception, and as a result, have relied on capital funding or borrowings to fund our operations. Our accumulated deficit as of December 31, 2019 was approximately $73.0 million. Our accumulated deficit as of March 31, 2020 was approximately $95.8 million. The financial statements for the three months ended March 31, 2020 are the only financial statements we have issued for any periods during fiscal 2020. While we anticipate generating profits in fiscal 2021, the uncertainty surrounding the COVID-19 pandemic yields some doubt as to our ability to do so and could require us to raise additional capital. We cannot predict whether we will be able to continue to find capital to support our business plan if the negative effects of the COVID-19 pandemic continue longer than anticipated.

We identified material weaknesses in our internal control over financial reporting. If we do not adequately address these material weaknesses or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected. As disclosed under Item 4, Controls and Procedures, of this Quarterly Report, our management has identified material weaknesses in our internal control over financial reporting at March 31, 2020 and we expect to identify material weaknesses in our internal controls over financial reporting at December 31, 2020. We expect to have remediated our material weaknesses in our internal control over financial reporting during the quarter ending June 30, 2021, of which there can be no assurance. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of these material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weaknesses or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition, and results of operations.

As of the date of filing this Quarterly Report, we currently lack certain internal controls over our financial reporting. While we have three independent directors serving on our Board, have added to our accounting staff, and have hired a new Chief Technology Officer, we are implementing such controls at this time. The lack of such controls makes it difficult to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

While we prioritize ensuring that our business and compensation model are compliant, and that any product or income related claims are truthful and non-deceptive, we cannot be certain that the Federal Trade Commission (the “FTC”) or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1	Second Amended and Restated Note Purchase Agreement, dated as March 24, 2020, by and among the Company, Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, the agent and the purchaser, which was filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2020.

10.2	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2020.

10.3	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as an exhibit to our Annual Report on Form 10-K, filed on April 9, 2021.

10.4	Standard Form of Condominium Apartment Lease, dated February 10, 2020, by and between Strawberry Holdings, Inc. and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.5	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.6+	Director Agreement, effective January 1, 2020, by and between the Company and Joshua Jacobs, which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.7+

Executive Employment Agreement, dated January 16, 2020, by and between the Company and William C. Sornsin, Jr., which was filed as an exhibit to our Annual Report on Form 10-K filed on January 8, 2021.

10.8*	Financing and Security Agreement, dated February 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC.

10.9*	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC.

10.10*	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC.

10.11*	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC.

10.12+	2020 Outside Director Compensation Policy, adopted as of January 1, 2020, which was filed as exhibit 10.113 to our Annual Report on Form 10-K filed on April 9, 2021.

10.13+	Amended & Restated Executive Employment Agreement, dated January 1, 2020, by and between Maven Coalition, Inc. and Andrew Kraft, which was filed as exhibit 10.115 to our Annual Report on Form 10-K filed on April 9, 2021.

10.14+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as exhibit 10.141 to our Annual Report on Form 10-K filed on April 9, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

TheMaven, Inc.

Date: May 7, 2021	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

