Form 10-Q
period 2020-06-30
theMaven, Inc.
filed 2021-05-12
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

This Quarterly Report is being filed for the three and six months ended June 30, 2020, as a late report to comply with the reporting obligations applicable to us under the Exchange Act. Unless specifically required to provide information for the three and six months ended June 30, 2020, by the rules and regulations of the SEC, the discussion of our business reflects our current assets and current operations. Where the information relates to the three and six months ended June 30, 2020, we have made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the condensed consolidated financial statements and footnotes accompanying this Quarterly Report and the other financial information and management’s discussion and analysis about the condensed consolidated financial statements relate to the historical period for the three and six months ended June 30, 2020.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THEMAVEN, INC. AND SUBSIDIARIES

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,274,789	$8,852,281
Restricted cash	1,000,809	620,809
Accounts receivable, net	10,561,022	16,233,955
Subscription acquisition costs, current portion	8,750,230	3,142,580
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	4,467,607	4,310,735
Total current assets	42,054,457	48,160,360
Property and equipment, net	1,329,534	661,277
Operating lease right-of-use assets	19,589,040	3,980,649
Platform development, net	6,864,805	5,892,719
Royalty fees, net of current portion	18,750,000	26,250,000
Subscription acquisition costs, net of current portion	7,785,479	3,417,478
Acquired and other intangible assets, net	82,194,391	91,404,144
Other long-term assets	1,799,349	1,085,287
Goodwill	16,139,377	16,139,377
Total assets	$196,506,432	$196,991,291
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$8,466,629	$9,580,186
Accrued expenses and other	12,203,633	16,483,201
Line of credit	3,243,882	-
Unearned revenue	55,419,426	32,163,087
Subscription refund liability	3,277,849	3,144,172
Operating lease liabilities	1,506,992	2,203,474
Liquidated damages payable	9,248,188	8,080,514
Convertible debt	930,375	741,197
Warrant derivative liabilities	1,261,705	1,644,200
Embedded derivative liabilities	8,958,000	13,501,000
Total current liabilities	104,516,679	87,541,031
Unearned revenue, net of current portion	14,816,588	31,179,211
Operating lease liabilities, net of current portion	19,919,015	2,616,132
Other long-term liability	242,310	242,310
Officer promissory notes	322,831	319,351
Convertible debt, net of current portion	15,219,549	12,497,765
Long-term debt	60,390,250	44,009,745
Total liabilities	215,427,222	178,405,545
Commitments and contingencies (Note 12)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at June 30, 2020 and December 31, 2019	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value $19,399,250; Series H; Series H shares issued and outstanding: 19,400; common shares issuable upon conversion: 58,787,879 at June 30, 2020 and December 31, 2019	18,045,496	18,045,496
Series I convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 25,800 shares designated; aggregate liquidation value: $23,100,000; Series I shares issued and outstanding: 23,100; common shares issuable upon conversion: 46,200,000 at June 30, 2020 and December 31, 2019	19,699,742	19,699,742
Series J convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 35,000 shares designated; aggregate liquidation value: $20,000,000; Series J shares issued and outstanding: 20,000; common shares issuable upon conversion: 28,571,428 at June 30, 2020 and December 31, 2019	17,739,996	17,739,996
Total mezzanine equity	55,653,730	55,653,730
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 38,590,363 and 37,119,117 shares at June 30, 2020 and December 31, 2019, respectively	385,902	371,190
Common stock to be issued	25,879	39,383
Additional paid-in capital	43,992,975	35,562,766
Accumulated deficit	(118,979,276)	(73,041,323)
Total stockholders’ deficiency	(74,574,520)	(37,067,984)
Total liabilities, mezzanine equity and stockholders’ deficiency	$196,506,432	$196,991,291

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$23,090,940	$5,770,283	$53,503,793	$12,044,246
Cost of revenue (includes amortization of developed technology and platform development for six months ended 2020 and 2019 of $4,259,333 and $2,686,289, respectively)	24,874,179	5,487,172	51,613,012	11,139,737
Gross profit (loss)	(1,783,239)	283,111	1,890,781	904,509
Operating expenses
Selling and marketing	8,409,343	1,451,101	17,769,281	2,600,393
General and administrative	7,270,511	5,871,015	17,680,716	10,096,268
Depreciation and amortization	4,127,126	107,637	8,223,806	215,977
Total operating expenses	19,806,980	7,429,753	43,673,803	12,912,638
Loss from operations	(21,590,219)	(7,146,642)	(41,783,022)	(12,008,129)
Other (expense) income
Change in valuation of warrant derivative liabilities	243,276	(166,075)	382,495	(541,770)
Change in valuation of embedded derivative liabilities	2,922,000	(1,396,000)	4,543,000	(3,779,000)
Interest expense	(4,116,407)	(1,876,054)	(7,916,135)	(3,177,262)
Interest income	1,640	63	3,383	3,234
Liquidated damages	(621,619)	(853)	(1,167,674)	(17,740)
Other	-	-	-	126
Total other expense	(1,571,110)	(3,438,919)	(4,154,931)	(7,512,412)
Loss before income taxes	(23,161,329)	(10,585,561)	(45,937,953)	(19,520,541)
Income taxes	-	-	-	-
Net loss	$(23,161,329)	$(10,585,561)	$(45,937,953)	$(19,520,541)
Basic and diluted net loss per common share	$(0.59)	$(0.30)	$(1.17)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	39,217,524	35,556,188	39,171,629	35,208,771

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Six Months Ended June 30, 2020

			Common Stock to
	Common Stock		be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2020	37,119,117	$371,190	3,938,287	$39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Common stock withheld for taxes	(206,881)	(2,069)	-	-	(167,412)	-	(169,481)
Stock-based compensation	-	-	-	-	3,930,172	-	3,930,172
Net loss	-	-	-	-	-	(22,776,624)	(22,776,624)
Balance at March 31, 2020	37,474,736	$374,746	3,938,287	39,383	$39,819,901	$(95,817,947)	$(55,583,917)
Issuance of common stock in connection with the acquisition of Say Media	1,350,394	13,504	(1,350,394)	(13,504)	-	-	-
Issuance of restricted stock awards to the board of directors	-	-	-	-	-	-	-
Common stock withheld for taxes	(234,767)	(2,348)	-	-	(109,992)	-	(112,340)
Stock-based compensation	-	-	-	-	4,283,066	-	4,283,066
Net loss	-	-	-	-	-	(23,161,329)	(23,161,329)
Balance at June 30, 2020	38,590,363	$385,902	2,587,893	25,879	$43,992,975	$(118,979,276)	$(74,574,520)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Six Months Ended June 30, 2019

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2019	35,768,619	$357,685	5,127,167	$51,272	$23,413,077	$(34,539,954)	$(10,717,920)
Issuance of common stock in connection with the merger of Say Media	1,188,880	11,889	(1,188,880)	(11,889)	-	-	-
Forfeiture of restricted stock	(120,000)	(1,200)	-	-	1,200	-	-
Issuance of restricted stock awards to the board of directors	833,333	8,333	-	-	(8,333)	-	-
Cashless exercise of common stock options	15,341	154	-	-	(154)	-	-
Stock-based compensation	-	-	-	-	1,487,575	-	1,487,575
Net loss	-	-	-	-	-	(8,934,980)	(8,934,980)
Balance at March 31, 2019	37,686,173	$376,861	3,938,287	39,383	$24,893,365	$(43,474,934)	$(18,165,325)
Forfeiture of restricted stock	(580,000)	(5,800)	-	-	5,800	-	-
Common stock withheld for taxes	(167,246)	(1,672)	-	-	(73,588)	-	(75,260)
Stock-based compensation	-	-	-	-	3,044,620	-	3,044,620
Net loss	-	-	-	-	-	(10,585,561)	(10,585,561)
Balance at June 30, 2019	36,938,927	$369,389	3,938,287	$39,383	$27,870,197	$(54,060,495)	$(25,781,526)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(45,937,953)	$(19,520,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	396,966	21,177
Amortization of platform development and intangible assets	12,086,173	2,881,089
Amortization of debt discounts	3,206,982	1,580,796
Change in valuation of warrant derivative liabilities	(382,495)	541,770
Change in valuation of embedded derivative liabilities	(4,543,000)	3,779,000
Accrued interest	4,385,240	907,582
Liquidated damages	1,167,674	17,740
Stock-based compensation	7,343,575	3,959,925
Other	(141,188)	(6,812)
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	5,852,029	10,261,222
Factor receivables	-	(6,130,674)
Subscription acquisition costs	(9,975,651)	17,056
Royalty fees	7,500,000	(45,000,000)
Prepayments and other current assets	(156,872)	140,091
Other long-term assets	(714,062)	27,628
Accounts payable	(1,167,051)	(2,672,264)
Accrued expenses and other	(4,279,568)	2,414,501
Unearned revenue	6,806,829	(300,057)
Subscription refund liability	133,677	-
Operating lease liabilities	998,010	(2,810)
Net cash used in operating activities	(17,420,685)	(47,083,581)
Cash flows from investing activities
Purchases of property and equipment	(1,065,223)	(25,400)
Capitalized platform development	(2,061,081)	(980,257)
Advance related to pending acquisition of TheStreet, Inc.	-	(16,500,000)
Payments for acquisition of business	(315,289)	-
Net cash used in investing activities	(3,441,593)	(17,505,657)
Cash flows from financing activities
Proceeds from delayed draw term note	6,000,000	-
Proceeds from long-term debt	5,702,725	68,000,000
Repayments of long-term debt	-	(4,640,000)
Payment of debt issuance costs	-	(3,595,000)
Proceeds from 12% senior convertible debentures	-	2,000,000
Proceeds from issuance of Series I convertible preferred stock	-	15,000,000
Payment of issuance costs of Series I convertible preferred stock	-	(1,406,000)
Borrowings under line of credit, net	3,243,882	415,404
Payment for taxes related to repurchase of restricted common stock	(281,821)	(75,260)
Repayment of officer promissory notes	-	(366,842)
Net cash provided by financing activities	14,664,786	75,332,302
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,197,492)	10,743,064
Cash, cash equivalents, and restricted cash – beginning of period	9,473,090	2,527,289
Cash, cash equivalents, and restricted cash – end of period	$3,275,598	$13,270,353
Supplemental disclosure of cash flow information
Cash paid for interest	$323,913	$731,126
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$869,663	$572,270
Debt discount on delayed draw term note	913,865	-
Restricted stock units issued in connection with acquisition of LiftIgniter	500,000	-
Assumption of liabilities in connection with acquisition of LiftIgniter	140,381	-
Discount of 12% senior convertible debentures allocated to embedded derivative liabilities	-	1,074,000
Liquidated damages liability recorded against cash proceeds for 12% senior convertible debentures	-	84,000
Liquidated damages liability recorded against cash proceeds for Series I convertible preferred stock	-	1,940,400
Series I convertible preferred stock subscription receivable	-	8,100,000

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in Maven’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2019, filed with the SEC on April 9, 2021.

The condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has a history of recurring losses. The Company’s recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. The operating loss realized for the six months ended June 30, 2020 was primarily a result of a marketing investment in customer growth, together with investments in people and technology as the Company continued to expand its operations. The operating loss realized in fiscal 2019 was primarily a result of investments in people, infrastructure for the Company’s technology platform, and operations expanding during fiscal 2019 with the acquisition of TheStreet, Inc. (“TheStreet”) and the licensing agreement for certain Sports Illustrated brands, along with continued costs based on the strategic growth plans in other verticals.

As reflected in these condensed consolidated financial statements, the Company had revenues of $53,503,793 for the six months ended June 30, 2020, and experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the six months ended June 30, 2020, the Company incurred a net loss of $45,937,953, utilized cash in operating activities of $17,420,685, and as of June 30, 2020, had an accumulated deficit of $118,979,276. The Company has financed its working capital requirements since inception through the issuance of debt and equity securities.

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

In particular, the Company’s plan for the: (1) 2021 cash flow forecast, considered the use of its working capital line with FastPay (as described in Note 5) to fund changes in working capital, where the Company has available credit of approximately $10.1 million as of the issuance date of these condensed consolidated financial statements for the six months ended June 30, 2020, and that the Company does not anticipate the need for any further borrowings that are subject to the holders approval, from its Delayed Draw Term Note (as described in Note 8) where the Company may be permitted to borrow up to an additional $5,000,000; and (2) 2021 operating budget, considered that approximately sixty-five percent of the Company’s revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent during 2020 demonstrating the strength of its premium brand, and the plan to continue to grow its subscription revenue from its acquisition of TheStreet and the launch of premium digital subscriptions from its Sports Illustrated licensed brands.

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

	As of June 30,
	2020	2019
Series G Preferred Stock	188,791	188,791
Series H Preferred Stock	58,787,879	58,787,879
Series I Preferred Stock	46,200,000	46,200,000
Series J Preferred Stock	28,571,428	-
Indemnity shares of common stock	412,500	825,000
Restricted Stock Awards	1,433,332	3,574,997
Financing Warrants	2,882,055	3,949,018
ABG Warrants	21,989,844	-
Channel Partner Warrants	789,541	939,540
Restricted Stock Units	2,399,997	2,399,997
Common Stock Awards	8,033,936	9,047,892
Common Equity Awards	82,744,480	48,154,840
Outside Options	2,986,000	3,732,667
Total	257,419,783	177,800,621

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

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 was $445,317 and $304,129, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of June 30, 2020 and December 31, 2019 was $8,750,230 and $3,142,580, respectively. The noncurrent portion of the subscription acquisition costs as of June 30, 2020 and December 31, 2019 was $7,785,479 and $3,417,478, respectively.

Certain contract amendments resulted in a modification to the subscription acquisition costs that will be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized (further details are provided in Note 11).

Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2020	December 31, 2019
Platform development	$13,609,436	$10,678,692
Less accumulated amortization	(6,744,631)	(4,785,973)
Net platform development	$6,864,805	$5,892,719

A summary of platform development activity for the six months ended June 30, 2020 and year ended December 31, 2019 is as follows:

	As of
	June 30, 2020	December 31, 2019
Platform development beginning of period	$10,678,692	$6,833,900
Payroll-based costs capitalized during the period	2,061,081	2,537,402
Total capitalized costs	12,739,773	9,371,302
Stock-based compensation	869,663	1,307,390
Platform development end of period	$13,609,436	$10,678,692

Amortization expense for the three months ended June 30, 2020 and 2019 was $1,037,834 and $623,819, respectively.

Amortization expense for the six months ended June 30, 2020 and 2019 was $1,958,658 and $1,211,289, respectively.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2020			As of December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,055,866	$(6,391,034)	$13,664,832	$19,138,104	$(4,090,359)	$15,047,745
Noncompete agreement	480,000	(372,000)	108,000	480,000	(252,000)	228,000
Trade name	3,328,000	(364,042)	2,963,958	3,328,000	(224,745)	3,103,255
Subscriber relationships	73,458,799	(10,846,438)	62,612,361	73,458,799	(3,587,837)	69,870,962
Advertiser relationships	2,240,000	(213,577)	2,026,423	2,240,000	(94,635)	2,145,365
Database	1,140,000	(341,183)	798,817	1,140,000	(151,183)	988,817
Subtotal amortizable intangible assets	100,702,665	(18,528,274)	82,174,391	99,784,903	(8,400,759)	91,384,144
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$100,722,665	$(18,528,274)	$82,194,391	$99,804,903	$(8,400,759)	$91,404,144

Amortization expense for the three months ended June 30, 2020 and 2019 was $5,094,791 and $834,900, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $10,127,515 and $1,669,800. No impairment charges have been recorded during the six months ended June 30, 2020 and 2019.

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

The table below presents supplemental information related to operating leases:

Six Months Ended June 30, 2020
Operating cash flows for operating leases	$1,349,213
Noncash lease liabilities arising from obtaining operating leased assets during the period	$16,617,790
Weighted-average remaining lease term	11.13 years
Weighted-average discount rate	13.46%

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

Operating lease costs recognized for the three months ended June 30, 2020 and 2019 were $1,062,181 and $130,951, respectively. Operating lease costs for the six months ended June 30, 2020 and 2019 were $2,100,085 and $261,903, respectively.

Maturities of operating lease liabilities as of June 30, 2020 are summarized as follows:

Years Ending December 31,
2020 (remaining six months of the year)	$1,839,773
2021	3,804,853
2022	3,525,158
2023	3,528,696
2024	3,526,406
Thereafter	27,563,572
Minimum lease payments	43,788,458
Less imputed interest	(22,362,451)
Present value of operating lease liabilities	$21,426,007
Current portion of operating lease liabilities	$1,506,992
Long-term portion of operating lease liabilities	19,919,015
Total operating lease liabilities	$21,426,007

Future minimum lease payments under operating leases as of December 31, 2019, were as follows:

		Payments due by Year
	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$6,132,252	$2,579,924	$685,111	$472,084	$486,247	$500,834	$1,408,052

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Leases in Note 13).

5. Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of June 30, 2020 was $3,243,882. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $4.9 million.

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

Warrant Derivative Liabilities

The following table presents the assumptions used for the warrant derivative liabilities under the Black-Scholes option-pricing model:

	As of June 30, 2020		As of December 31, 2019
	Strome Warrants	B. Riley Warrants	Strome Warrants	B. Riley Warrants
Expected life	2.96	5.30	3.45	5.80
Risk-free interest rate	0.18%	0.29%	1.62%	1.76%
Volatility factor	138.50%	135.13%	144.54%	127.63%
Dividend rate	0%	0%	0%	0%
Transaction date closing market price	$0.65	$0.65	$0.80	$0.80
Exercise price	$0.50	$1.00	$0.50	$1.00

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy:

	As of and for the Six Months Ended June 30, 2020			As of and for the Six Months Ended June 30, 2019
	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period
L2 Warrants	$-	$-	$-	$418,214	$173,181	$591,395
Strome Warrants	1,036,687	(260,345)	776,342	587,971	243,464	831,435
B. Riley Warrants	607,513	(122,150)	485,363	358,050	125,125	483,175
Total	$1,644,200	$(382,495)	$1,261,705	$1,364,235	$541,770	$1,906,005

For the three months ended June 30, 2020 and 2019, the change in valuation of warrant derivative liabilities recognized as other income (expense) on the condensed consolidated statements of operations was $243,276 and ($166,075), respectively. For the six months ended June 30, 2020 and 2019, the change in valuation of warrant derivative liabilities recognized as other income (expense) on the condensed consolidated statements of operations, as described in the above table, was $382,495 and ($541,770), respectively.

Embedded Derivative Liabilities

The carrying amount for the conversion option features, buy-in features, and default remedy features under the 12% Convertible Debentures accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy were $8,958,000 and $13,501,000 as of June 30, 2020 and December 31, 2019, respectively.

For the three months ended June 30, 2020 and 2019, the change in valuation of embedded derivative liabilities recognized as other income (expense) on the condensed consolidated statements of operations was $2,922,000 and ($1,396,000), respectively. For the six months ended June 30, 2020 and 2019, the change in valuation of embedded derivative liabilities recognized as other income (expense) on the condensed consolidated statements of operations was $4,543,000 and ($3,779,000), respectively.

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

The following table summarizes the convertible debt:

	As of June 30, 2020			As of December 31, 2019
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Convertible Debentures, due on December 31, 2020	$18,146,745	$(1,996,821)	$16,149,924	$17,119,571	$(3,880,609)	$13,238,962

As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures. Certain holders converted the debt into shares of the Company’s common stock and certain holders were paid in cash (further details are provided under the heading 12% Convertible Debentures in Note 13).

8. Long-term Debt

12% Second Amended Senior Secured Note

Below is a summary of the various amended and restated notes, as well as various amendments thereto, to the 12% senior secured note that was originally issued on June 10, 2019, for gross proceeds of $20,000,000, due July 31, 2019. The transactions leading up to the 12% second amended and restated note that is outstanding as of June 30, 2020 consisted of:

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

The following table summarizes the long-term debt:

	As of June 30, 2020			As of December 31, 2019
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Second Amended Senior Secured Note, as amended, due on December 31, 2022	$52,995,840	$(4,718,958)	$48,276,882	$49,921,345	$(5,911,600)	$44,009,745
Delayed Draw Term Note, as amended, due on March 31, 2022	7,193,956	(783,313)	6,410,643	-	-	-
Payroll Protection Program Loan, scheduled to mature on April 6, 2022	5,702,725	-	5,702,725	-	-	-
Total	$65,892,521	$(5,502,271)	$60,390,250	$49,921,345	$(5,911,600)	$44,009,745

9. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share (further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Amendment to Certificate of Incorporation in Note 13).

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), L2 Capital, LLC (the “L2 Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of June 30, 2020 are summarized as follows:

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

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of June 30, 2020 was $372,371, based on a fair market value of the Company’s common stock of $0.65 per share on June 30, 2020.

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

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months and six months ended June 30, 2020 and 2019 are summarized as follows:

	Restricted	Common	Common		Channel
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Three Months Ended June 30, 2020
Cost of revenue	$35,750	$27,970	$1,073,674	$1,967	$27,623	$-	$1,166,984
Selling and marketing	298,187	23,783	701,925	43,489	-	-	1,067,384
General and administrative	135,332	138,156	819,916	95,394	-	360,289	1,549,087
Total costs charged to operations	469,269	189,909	2,595,515	140,850	27,623	360,289	3,783,455
Capitalized platform development	75,709	80,608	341,642	1,652	-	-	499,611
Total stock-based compensation	$544,978	$270,517	$2,937,157	$142,502	$27,623	$360,289	$4,283,066

During the Three Months Ended June 30, 2019
Cost of revenue	$26,526	$6,965	$131,057	$149	$6,561	$-	$171,258
Selling and marketing	-	25,995	120,036	25,305	-	-	171,336
General and administrative	859,222	395,087	931,393	44,695	-	67,307	2,297,704
Total costs charged to operations	885,748	428,047	1,182,486	70,149	6,561	67,307	2,640,298
Capitalized platform development	194,353	42,793	165,030	2,146	-	-	404,322
Total stock-based compensation	$1,080,101	470,840	$1,347,516	$72,295	$6,561	$67,307	$3,044,620

During the Six Months Ended June 30, 2020
Cost of revenue	$73,326	$97,766	$2,083,266	$3,173	$35,662	$-	$2,293,193
Selling and marketing	597,402	59,511	1,380,204	98,867	-	-	2,135,984
General and administrative	158,252	309,828	1,575,163	150,577	-	720,578	2,914,398
Total costs charged to operations	828,980	467,105	5,038,633	252,617	35,662	720,578	7,343,575
Capitalized platform development	145,992	121,765	597,643	4,263	-	-	869,663
Total stock-based compensation	$974,972	$588,870	$5,636,276	$256,880	$35,662	$720,578	$8,213,238

During the Six Months Ended June 30, 2019
Cost of revenue	$61,901	$27,184	$131,057	$1,278	$18,909	$-	$240,329
Selling and marketing	34,393	47,940	120,036	77,251	-	-	279,620
General and administrative	1,574,859	799,517	932,285	66,008	-	67,307	3,439,976
Total costs charged to operations	1,671,153	874,641	1,183,378	144,537	18,909	67,307	3,959,925
Capitalized platform development	332,309	72,785	165,030	2,146	-	-	572,270
Total stock-based compensation	$2,003,462	947,426	$1,348,408	$146,683	$18,909	$67,307	$4,532,195

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of June 30, 2020 was as follows:

	Restricted Stock Awards	Common Stock Awards	Common Equity Awards	Outside Options	Channel Partner Warrants	ABG Warrants	Totals
Unrecognized compensation expense	$902,489	$1,230,827	$26,166,996	$464,309	$1,011	$3,942,598	$32,708,230
Weighted average period expected to be recognized (in years)	0.69	0.87	2.27	1.68	0.25	2.88	2.24

11. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by product line:
Advertising	$7,541,616	$5,670,712	$19,379,600	$11,808,066
Digital subscriptions	6,089,450	56,021	11,626,697	107,934
Magazine circulation	8,629,166	-	21,166,698	-
Other	830,708	43,550	1,330,798	128,246
Total	$23,090,940	$5,770,283	$53,503,793	$12,044,246
Revenue by geographical market:
United States	$22,049,636	$5,770,283	$51,331,766	$12,044,246
Other	1,041,304	-	2,172,027	-
Total	$23,090,940	$5,770,283	$53,503,793	$12,044,246
Revenue by timing of recognition:
At point in time	$17,001,490	$5,714,262	$41,877,096	$11,936,312
Over time	6,089,450	56,021	11,626,697	107,934
Total	$23,090,940	$5,770,283	$53,503,793	$12,044,246

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

The following table provides information about contract balances:

	As of
	June 30, 2020	December 31, 2019
Unearned revenue (short-term contract liabilities):
Digital subscriptions	12,688,136	8,634,939
Magazine circulation	42,731,290	23,528,148
	$55,419,426	$32,163,087
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$1,473,758	$478,557
Magazine circulation	13,135,330	30,478,154
Other	207,500	222,500
	$14,816,588	$31,179,211

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and magazine circulation revenue of $17,211,363 was recognized during the six months ended June 30, 2020 from unearned revenue at the beginning of the year.

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

12. Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. For the three months ended June 30, 2020 and 2019, the Company recognized Channel Partner guarantees of $2,628,477 and $1,115,640, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized Channel Partner guarantees of $5,002,564 and $2,370,632, respectively.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Liquidated Damages

The following table summarizes the contingent obligations with respect to the Series J Preferred Stock liquidated damages as of the date these condensed consolidated financial statements were issued or were available to be issued:

Registration rights damages	$120,000
Public information failure damages	180,000
Accrued interest	19,903
$319,903

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

On February 18, 2021, the Board approved an amendment to the Company’s 2019 Plan to increase the number of shares of the Company’s common stock, available for issuance under the 2019 Plan from 85,000,000 shares to 185,000,000 shares.

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

From July 2020 through the date these condensed consolidated financial statements were issued or were available to be issued, the Company granted common stock options, restricted stock units and restricted stock awards totaling 77,157,799 (includes 11,158,049 stock options and 26,048,781 restricted stock units issued on February 28, 2021 as described above), of which 77,157,799 remain outstanding.

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

Series K Preferred Stock – On October 22, 2020, 20,000 authorized shares of the Company’s preferred stock were designated the Series K Preferred Stock. Between October 23, 2020 and November 11, 2020, the Company closed on several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000, initially convertible into 45,105,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,000. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series K Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

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

As a result of the increase in authorized and unissued shares of the Company’s common stock on December 18, 2020, all of the Series I Preferred Stock, Series J Preferred Stock (including shares issued subsequent to June 30, 2020 as described above) and Series K Preferred Stock (including shares issued subsequent to June 30, 2020 as described above), were converted into shares of the Company’s common stock, accordingly, the Company will recognize a beneficial conversion feature, as deemed appropriate, at the time of conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2020 and 2019 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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

Liquidity and Capital Resources

As of June 30, 2020, our principal sources of liquidity consisted of cash of approximately $2.3 million. As of the issuance date of our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020, we had also raised funds from the issuance of convertible preferred stock and from loan proceeds of approximately $20.8 million, in addition to the use of additional proceeds from our working capital facility with FastPay, all of which are discussed in greater detail below in the section entitled “Future Liquidity.”

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

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of June 30, 2020 and December 31, 2019 was as follows:

	As of
	June 30, 2020	December 31, 2019
Current assets	$42,054,457	$48,160,360
Current liabilities	(104,516,679)	(87,541,031)
Working capital deficit	(62,462,222)	(39,380,671)

As of June 30, 2020, we had a working capital deficit of approximately $62.5 million, as compared to approximately $39.4 million as of December 31, 2019, consisting of approximately $42.1 million in total current assets and approximately $104.5 million in total current liabilities. Included in current assets as of June 30, 2020 was approximately $1.0 million of restricted cash. Also included in our working capital deficit are non-cash current liabilities, consisting of approximately $1.3 million of warrant derivative liabilities and approximately $9.0 million of embedded derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $53.2 million.

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(17,420,685)	$(47,083,581)
Net cash used in investing activities	(3,441,593)	(17,505,657)
Net cash provided by financing activities	14,664,786	75,332,302
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,197,492)	$10,743,064
Cash, cash equivalents, and restricted cash, end of period	$3,275,598	$13,270,353

For the six months ended June 30, 2020, net cash used in operating activities was approximately $17.4 million, consisting primarily of: (i) approximately $56.1 million of cash received from customers (including payments received in advance of performance obligations); less (ii) less approximately $73.1 million of cash paid to employees, channel partners, suppliers, vendors, and for revenue share arrangements and professional services; and less (iii) approximately $0.3 million of cash paid for interest; as compared to the six months ended June 30, 2019, where net cash used in operating activities was approximately $47.1 million, consisting primarily of: (i) approximately $15.9 million of cash received from customers (including payments received in advance of performance obligations); less (ii) approximately $62.2 million of cash paid to employees, channel partners, suppliers, vendors, and for revenue share arrangements, advance of royalty fees and professional services; and less (iii) approximately $0.7 million of cash paid for interest.

For the six months ended June 30, 2020, net cash used in investing activities was approximately $3.4 million, consisting primarily of: (i) approximately $0.3 million for the acquisition of a business; (ii) approximately $1.1 million for purchases of property and equipment; and (iii) approximately $2.1 million for our capitalized cost for our Maven Platform; as compared to the six months ended June 30, 2019, where net cash used in investing activities was approximately $17.5 million, consisting primarily of (i) approximately $16.5 million for advance related to pending acquisition; (ii) and $1.0 million for capitalized costs for our Maven Platform.

For the six months ended June 30, 2020, net cash provided by financing activities was approximately $14.7 million, consisting primarily of: (i) approximately $11.7 million in net proceeds from the Delayed Draw Term Note and PPP Loan; less (ii) approximately $3.2 million in repayments of our line of credit; and (iii) approximately $0.3 million in payments for taxes relating to repurchase of restricted shares; as compared to the six months ended June 30, 2019, where net cash provided by financing activities was approximately $75.3 million, consisting primarily of: (i) approximately $13.6 million in net proceeds from the issuance of Series I Preferred Stock; (ii) approximately $2.0 million in gross proceeds from 12% Convertible Debentures; (iii) approximately $59.8 million in proceeds from issuance of long-term debt (12% Amended Senior Secured Notes) net of repayments and debt issuance costs; and less (iv) approximately $0.1 million in payments for taxes related to repurchase of restricted common stock; (v) approximately $0.4 million in repayment of officer promissory notes; and (vi) approximately $0.4 million in repayments of our line of credit.

Future Liquidity

From July 1, 2020 to the issuance date of our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020, we continued to incur operating losses and negative cash flow from operating and investing activities. We have raised approximately $20.8 million in net proceeds pursuant to the sale and issuances of convertible preferred stock. Our cash balance as of the issuance date of accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 was approximately $2.4 million.

The table below summarizes the equity financings through the issuance date of our accompanying condensed consolidated financial statements:

Series H Preferred Stock	$130,000
Series J Preferred Stock	6,000,000
Series K Preferred Stock	14,675,000
Total	$20,805,000

Results of Operations

Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		2020 versus 2019
	2020	2019	$ Change	% Change
Revenue	$23,090,940	$5,770,283	$17,320,657	300.2%
Cost of revenue	24,874,179	5,487,172	19,387,007	353.3%
Gross profit (loss)	(1,783,239)	283,111	(2,006,350)	-729.9%
Operating expenses
Selling and marketing	8,409,343	1,451,101	6,958,242	479.5%
General and administrative	7,270,511	5,871,015	1,399,496	23.8%
Depreciation and amortization	4,127,126	107,637	4,019,489	3,734.3%
Total operating expenses	19,806,980	7,429,753	12,377,227	166.6%
Loss from operations	(21,590,219)	(7,146,642)	(14,443,577)	202.1%
Total other (expense) income	(1,571,110)	(3,438,919	1,867,809	-54.3%
Loss before income taxes	(23,161,329)	(10,585,561)	(12,575,768)	118.8%
Income taxes	-	-	-	0.0%
Net loss	$(23,161,329)	$(10,585,561)	$(12,575,768)	118.8%
Basic and diluted net loss per common share	$(0.59)	$(0.30)	$(0.29)	96.9%
Weighted average number of shares outstanding – basic and diluted	39,217,524	35,556,188	3,661,336	10.3%

For the three months ended June 30, 2020, the total net loss was approximately $23.2 million. The total net loss increased by approximately $12.6 million as compared to the three months ended June 30, 2019 which had a net loss of approximately $10.6 million. The primary reasons for the increase in the total net loss is that our operations continued to rapidly expand during the three months ended June 30, 2020, as they did in the comparable period in 2019. In particular, during the three months ended June 30, 2020 we operated our Sports Illustrated media business that we acquired after June 30, 2019. For the three months ended June 30, 2019, we operated our legacy business and also our previously acquired businesses that included HubPages, Inc. (“HubPages”) and Say Media, Inc. (“Say Media”). The basic and diluted net loss per common share for the three months ended June 30, 2020 of $0.59 increased from $0.30 for the three months ended June 30, 2019, primarily because of our net loss per common share increased along with the increase of the daily weighted average shares outstanding to 39,217,524 shares from 35,556,188 shares.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we would consider also acquiring related online media, publishing and technology businesses by merger or acquisition transactions. This combined growth strategy expanded the scale of unique users interacting on our Maven Platform with increased revenues during the three months ended June 30, 2020. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross (profit) loss:

	Three Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$23,090,940	100.0%	$5,770,283	100.0%	$17,320.657	300.2%
Cost of revenue	24,874,179	107.7%	5,487,172	95.1%	19,387,007	353.3%
Gross profit	$(1,783,239)	-7.7%	$283,111	4.9%	$(2,066,350)	-729.9%

For the three months ended June 30, 2020, we had revenue of approximately $23.1 million as compared to revenue of approximately $5.8 million for the three months ended June 30, 2019.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$7,541,616	32.7%	$5,670,712	98.3%	$1,870,904	32.4%
Digital subscriptions	6,089,450	26.4%	56,021	1.0%	6,033,429	104.6%
Magazine circulation	8,629,166	37.4%	-	0.0%	8,629,166	149.5%
Other	830,708	3.6%	43,550	0.8%	787,158	13.6%
Total revenue	$23,090,940	100.0%	$5,770,283	100.0%	$17,320,657	300.2%

For the three months ended June 30, 2020, the primary sources of revenue were as follows: (i) advertising of approximately $7.5 million; (ii) digital subscriptions of approximately $6.1 million; (iii) magazine circulation of approximately $8.6 million; and (iv) other revenue of approximately $0.9 million. Our advertising revenue increased by approximately $1.9 million, due to additional revenue of approximately $1.4 million generated by TheStreet and approximately $3.6 million generated by our Sports Illustrated media business, and approximately $3.1 million decrease in our legacy business. Our digital subscriptions increased by approximately $6.0 million, due to additional revenue of approximately $5.4 million generated by TheStreet and approximately $0.5 million generated by our Sports Illustrated media business. Our magazine circulation contributed approximately $8.6 million as a result of the Sports Illustrated media business acquired during the fourth quarter of 2019.

Cost of Revenue

For the three months ended June 30, 2020 and 2019, we recognized cost of revenue of approximately $24.9 million and $5.5 million, respectively. The increase of approximately $19.4 million in cost of revenue is primarily from: (i) our Channel Partner guarantees and revenue share payments of approximately $1.9 million; (ii) payroll, stock based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $7.5 million; (iii) amortization of our Maven Platform of approximately $0.9 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); (iv) royalty fees of approximately $3.8 million; (v) hosting, bandwidth, and software licensing fees of approximately $0.5 million; (vi) printing, distribution, and fulfillment costs of approximately $3.2 million; (vii) fees paid for data analytics and to other outside service providers of approximately $0.4 million; and (viii) other costs of revenue of approximately $1.4 million.

For the three months ended June 30, 2020, we capitalized costs related to our Maven Platform of approximately $1.7 million, as compared to approximately $0.9 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, the capitalization of our Maven Platform consisted of approximately $1.2 million in payroll and related expenses, including taxes and benefits, approximately $0.5 million in stock-based compensation for related personnel, and amortization of approximately $2.2 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Three Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$8,409,343	36.4%	$1,451,101	25.1%	$6,958,242	93.7%
General and administrative	7,270,511	31.5%	5,871,015	101.7%	1,399,496	18.8%
Depreciation and amortization	4,127,126	17.9%	107,637	1.9%	4,019,489	54.1%
Total operating expenses	$19,806,980		$7,429,753		$12,377,227	166.6%

Selling and Marketing. For the three months ended June 30, 2020, we incurred selling and marketing costs of approximately $8.4 million, as compared to approximately $1.5 million for the three months ended June 30, 2019. The increase in selling and marketing cost of approximately $7.0 million is primarily from payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $2.6 million; circulation costs of approximately $1.6 million; advertising costs of approximately $1.6 million; and other selling and marketing related costs of approximately $0.9 million.

General and Administrative. For the three months ended June 30, 2020, we incurred general and administrative costs of approximately $7.3 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $5.9 million for the three months ended June 30, 2019. The increase in general and administrative expenses of approximately $1.4 million is primarily from our increase in headcount, along with the related benefits and stock-based compensation of approximately $0.1 million; professional services, including accounting, legal and insurance of approximately $0.7 million; facilities costs of approximately $0.4 million; and other general corporate expenses of approximately $0.2 million.

Other (Expense) Income

The following table sets forth other (expense) income:

	Three Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$243,276	-15.5%	$(166,075)	4.8%	$409,351	-11.9%
Change in valuation of embedded derivative liabilities	2,922,000	-186.0%	(1,396,000)	40.6%	4,318,000	-125.6%
Interest expense	(4,116,407)	262.0%	(1,876,054)	54.6%	(2,240,353)	65.1%
Interest income	1,640	-0.1%	63	0.0%	1,577	0.0%
Liquidated damages	(621,619)	39.6%	(853)	0.0%	(620,766)	18.1%
Other income	-	0.0%	-	0.0%	-	0.0%
Total other (expense)	$(1,571,110)	100.0%	$(3,438,919)	100.0%	$1,867,809	-54.3%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the three months ended June 30, 2020 was the result of the decrease in the fair value of the warrant derivative liabilities as of June 30, 2020, as compared to the change in the valuation of the three months ended June 30, 2019 where the change was from an increase in the fair value of the warrant derivative liabilities as of June 30, 2019.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the three months ended June 30, 2020 was the result of the decrease in the fair value of the embedded derivative liabilities as of June 30, 2020, as compared to the change in the valuation of the three months ended June 30, 2019 where the change was from an increase in the fair value of the embedded derivative liabilities as of June 30, 2019.

Interest Expense. We incurred interest expense of approximately $4.1 million for the three months ended June 30, 2020, primarily from approximately $1.6 million from amortization of debt discount on notes payable; approximately $2.3 million of accrued interest; and approximately $0.1 million of other interest, as compared to approximately $1.9 million for the three months ended June 30, 2019, primarily from approximately $0.9 million from amortization of debt discount on notes payable; approximately $0.8 million of accrued interest; and approximately $0.2 million of other interest.

Liquidated Damages. We recorded liquidated damages of approximately $0.6 million for the three months ended June 30, 2020, primarily from issuance of our 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock issued during 2019. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		2020 versus 2019
	2020	2019	$ Change	% Change
Revenue	$53,503,793	$12,044,246	$41,459,547	344.2%
Cost of revenue	51,613,012	11,139,737	40,473,275	363.3%
Gross profit (loss)	1,890,781	904,509	986,272	109.0%
Operating expenses
Selling and marketing	17,769,281	2,600,393	15,168,888	583.3%
General and administrative	17,680,716	10,096,268	7,584,448	75.1%
Depreciation and amortization	8,223,806	215,977	8,007,829	3,707.7%
Total operating expenses	43,673,803	12,912,638	30,761,165	238.2%
Loss from operations	(41,783,022)	(12,008,129)	(30,718,255)	248.0%
Total other expense	(4,154,931)	(7,512,412)	3,357,481	-44.7%
Loss before income taxes	(45,937,953)	(19,520,541)	(26,417,412)	135.3%
Income taxes	-	-	-	0.0%
Net loss	$(45,937,953)	$(19,520,541)	$(26,417,412)	135.3%
Basic and diluted net loss per common share	$(1.17)	$(0.55)	$(0.62)	113.2%
Weighted average number of shares outstanding – basic and diluted	39,171,629	35,208,771	3,962,858	11.3%

For the six months ended June 30, 2020, the total net loss was approximately $45.9 million. The total net loss increased by approximately $26.4 million as compared to the three months ended June 30, 2019 net loss of approximately $19.5 million. The primary reasons for the increase in the total net loss is that our operations continued to rapidly expand during the six months ended June 30, 2020 as they did in the comparable period in 2019. In particular, during the six months ended June 30, 2020 we operated our Sports Illustrated media business that we acquired after June 30, 2019. For the six months ended June 30, 2019, we operated our legacy business and also our previously acquired businesses that included HubPages and Say Media. The basic and diluted net loss per common share for the six months ended June 30, 2020 of $1.17 increased from $0.55 for the six months ended June 30, 2019, primarily because the weighted average basic and diluted shares increased as the net loss per common share increased along with the daily weighted average shares outstanding increase to 39,171,629 shares from 35,208,771 shares.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Six Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$53,503,793	100.0%	$12,044,246	100.0%	$41,459,547	344.2%
Cost of revenue	51,613,012	96.5%	11,139,737	92.5%	40,473,275	363.3%
Gross profit	$1,890,781	3.5%	$904,509	7.5%	$986,272	109.0%

For the six months ended June 30, 2020, we had revenue of approximately $53.5 million, as compared to revenue of approximately $12.0 million for the six months ended June 30, 2019.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Six Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$19,379,600	36.2%	$11,808,066	98.0%	$7,571,534	62.9%
Digital subscriptions	11,626,697	21.7%	107,934	0.9%	11,518,763	95.6%
Magazine circulation	21,166,698	39.6%	-	0.0%	21,166,698	175.7%
Other	1,330,798	2.5%	128,246	1.1%	1,202,552	10.0%
Total revenue	$53,503,793	100.0%	$12,044,246	100.0%	$41,459,547	344.2%

For the six months ended June 30, 2020, the primary sources of revenue were as follows: (i) advertising of approximately $19.4 million; (ii) digital subscriptions of approximately $11.6 million; (iii) magazine circulation of approximately $21.2 million; and (iv) other revenue of approximately $1.3 million. Our advertising revenue increased by approximately $7.6 million, due to additional revenue of approximately $2.4 million generated by TheStreet, approximately $9.4 million generated by our Sports Illustrated media business, and approximately $4.2 million decrease in our legacy business. Our digital subscriptions increased by approximately $11.5 million, due to additional revenue of approximately $9.8 million generated by TheStreet and approximately $1.5 million generated by our Sports Illustrated media business. Our magazine circulation contributed approximately $21.2 million as a result of the Sports Illustrated media business acquired during the fourth quarter of 2019.

Our growth strategy is principally focused on adding new publisher partners to our technology platform. In addition, where the right opportunity exists, we will also acquire related online media, publishing and technology businesses by merger or acquisitions. This combined growth strategy has expanded the scale of unique users interacting on our technology platform with increased revenues during the six months ended June 30, 2020. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Cost of Revenue

For the six months ended June 30, 2020 and 2019, we recognized cost of revenue of approximately $51.6 million and approximately $11.1 million, respectively. The increase of approximately $40.5 million in cost of revenue is primarily from: (i) our Channel Partner guarantees and revenue share payments of approximately $3.2 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $15.3 million; (iii) amortization of our Maven Platform of approximately $1.6 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); (iv) royalty fees of approximately $7.5 million; (v) hosting, bandwidth, and software licensing fees of approximately $0.8 million; (vi) printing, distribution, and fulfillment costs of approximately $8.9 million; (vii) fees paid for data analytics and to other outside service providers of approximately $0.6 million; and (viii) other costs of revenue of approximately $2.7 million.

For the six months ended June 30, 2020, we capitalized costs related to our Maven Platform of approximately $2.9 million, as compared to approximately $1.6 million in the six months ended June 30, 2019. For the six months ended June 30, 2020, the capitalization of our Maven Platform consisted of approximately $2.1 million in payroll and related expenses, including taxes and benefits, approximately $0.9 million in stock-based compensation for related personnel, and amortization of approximately $4.3 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Six Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$17,769,281	33.2%	$2,600,393	21.6%	$15,168,888	117.5%
General and administrative	17,680,716	33.0%	10,096,268	83.8%	7,584,448	58.7%
Depreciation and amortization	8,223,806	15.4%	215,977	1.8%	8,007,829	62.0%
Total operating expenses	$43,673,803		$12,912,638		$30,761,165	238.2%

Selling and Marketing. For the six months ended June 30, 2020, we incurred selling and marketing costs of approximately $17.8 million, as compared to approximately $2.6 million for the six months ended June 30, 2019. The increase in selling and marketing cost of approximately $15.2 million is primarily from payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $5.7 million; office, travel, conferences and occupancy costs of approximately $0.6 million; circulation costs of approximately $2.6 million; advertising costs of approximately $4.2 million; and other selling and marketing related costs of approximately $1.9 million.

General and Administrative. For the six months ended June 30, 2020, we incurred general and administrative costs of approximately $17.7 million from payroll and related expenses, professional services, occupancy costs, stock based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $10.1 million for the six months ended June 30, 2019. The increase in general and administrative expenses of approximately $7.6 million is primarily from our increase in headcount, along with the related benefits and stock-based compensation of approximately $2.8 million; professional services, including accounting, legal and insurance of approximately $2.9 million; facilities costs of approximately $0.9 million; and other general corporate expenses of approximately $0.8 million.

Other (Expense) Income

The following table sets forth other (expense) income:

	Six Months Ended June 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$382,495	-9.2%	$(541,770)	7.2%	$924,265	-12.3%
Change in valuation of embedded derivative liabilities	4,543,000	-109.3%	(3,779,000)	50.3%	8,322,000	-110.8%
Interest expense	(7,916,135)	190.5%	(3,177,262)	42.3%	(4,738,873)	63.1%
Interest income	3,383	-0.1%	3,234	0.0%	149	0.0%
Liquidated damages	(1,167,674)	28.1%	(17,740)	0.2%	(1,149,934)	15.3%
Other income	-	0.0%	126	0.0%	(126)	0.0%
Total other expense	$(4,154,931)	100.0%	$(7,512,412)	100.0%	$3,357,481	-44.7%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the six months ended June 30, 2020 was the result of the decrease in the fair value of the warrant derivative liabilities as of June 30, 2020, as compared to change in the valuation for the six months ended June 30, 2019 where the change was from an increase in the fair value of the warrant derivative liabilities as of June 30, 2019.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the six months ended June 30, 2020 was the result of the decrease in the fair value of the embedded derivative liabilities as of June 30, 2020 as compared to the change in the valuation for the six months ended June 30, 2019 where the change was from an increase in the fair value of the embedded derivative liabilities as of June 30, 2019.

Interest Expense. We incurred interest expense of approximately $7.9 million for the six months ended June 30, 2020, primarily from approximately $3.2 million from amortization of debt discount on notes payable; approximately $4.4 million of accrued interest; and approximately $0.3 million of other interest, as compared to approximately $3.2 million for the six months ended June 30, 2019, primarily from approximately $1.6 million from amortization of debt discount on notes payable; approximately $1.2 million of accrued interest; and approximately $0.4 million of other interest.

Liquidated Damages. We recorded liquidated damages of approximately $1.2 million for the six months ended June 30, 2020, primarily from issuance of our 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock issued during 2019. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Recent Disruptions to Our Operations

Beginning in March 2020, our normal business operations were disrupted by a series of events surrounding the COVID-19 pandemic and related measures to control it. To a lesser extent, these disruptions continue as of the date the condensed consolidated financial statements for the three and six months ended June 30, 2020 were issued. See “Item 1A, Risk Factors – Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations.”

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2020, or subject to the date we completed our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations. At June 30, 2020, we had cash of approximately $2.3 million. From July 1, 2020 through the issuance date of our accompany condensed consolidated financial statements, we raised aggregate net proceeds of approximately $20.8 million through various preferred stock private placements. As of the date our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 were issued or were available to be issued, we had cash of approximately $2.3 million. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Future Liquidity,” for additional information. We have seen stabilization in our markets since the spring of 2020 and believe that based on our current assessment of the impact of COVID-19, we have sufficient resources to fully fund our business operations through 12 months from the issuance date of our accompanying condensed consolidated financial statements. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on our financial performance and the potential that our traffic and advertising revenue becomes destabilized again, we may require additional capital. We have not had difficulties accessing the capital markets during 2020, however, due to the uncertainty surrounding COVID-19, we may experience difficulties in the future.

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

We have incurred losses since our inception, have yet to achieve profitable operations, and anticipate that we will continue to incur losses for the foreseeable future. We have had losses from inception, and as a result, have relied on capital funding or borrowings to fund our operations. Our accumulated deficit as of December 31, 2019 was approximately $73.0 million. Our accumulated deficit as of June 30, 2020 was approximately $119.0 million. The financial statements for the three months ended March 31, 2020 and the three and six months ended June 30, 2020 are the only financial statements we have issued for any periods during fiscal 2020. While we anticipate generating profits in fiscal 2021, the uncertainty surrounding the COVID-19 pandemic yields some doubt as to our ability to do so and could require us to raise additional capital. We cannot predict whether we will be able to continue to find capital to support our business plan if the negative effects of the COVID-19 pandemic continue longer than anticipated.

We identified material weaknesses in our internal control over financial reporting. If we do not adequately address these material weaknesses or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected. As disclosed under Item 4, Controls and Procedures, of this Quarterly Report, our management has identified material weaknesses in our internal control over financial reporting at June 30, 2020 and we expect to identify material weaknesses in our internal controls over financial reporting at December 31, 2020. We expect to have remediated our material weaknesses in our internal control over financial reporting during the quarter ending June 30, 2021, of which there can be no assurance. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of these material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weaknesses or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K, filed on April 9, 2021.

10.1	Note, dated April 6, 2020, issued by TheStreet, Inc. in favor of JPMorgan Chase Bank, N.A., which was filed as Exhibit 10.68 to our Annual Report on Form 10-K, filed on April 9, 2021.

10.2+	Executive Chairman Agreement, dated as of June 5, 2020, by and between the Company and John Fichthorn, which was filed as Exhibit 10.72 to our Annual Report on Form 10-K, filed on January 8, 2021.

10.3+	Amended and Restated Executive Employment Agreement, dated May 1, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.90 to our Annual Report on Form 10-K, filed on April 9, 2021.

10.4	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K, filed on April 9, 2021.

10.5	Amendment to 2020 Outside Director Compensation Policy, dated May 27, 2020, which was filed as Exhibit 10.114 to our Annual Report on Form 10-K, filed on April 9, 2021.

10.6	Consulting Agreement, dated April 11, 2020, by and between Maven Coalition, Inc. and AQKraft Advisory Services, LLC, which was filed as Exhibit 10.116 to our Annual Report on Form 10-K, filed on April 9, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

TheMaven, Inc.

Date: May 12, 2021	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

