Form 10-Q
period 2020-09-30
theMaven, Inc.
filed 2021-05-18
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

This Quarterly Report is being filed for the quarter ended September30, 2020, as a late report to comply with the reporting obligations applicable to us under the Exchange Act. Unless specifically required to provide information for the three and nine months ended September 30, 2020, by the rules and regulations of the SEC, the discussion of our business reflects our current assets and current operations. Where the information relates to the three and nine months ended September 30, 2020, we have made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the consolidated financial statements and footnotes accompanying this Quarterly Report and the other financial information and management’s discussion and analysis about the condensed consolidated financial statements relate to the historical period for the three and nine months ended September 30, 2020.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THEMAVEN, INC. AND SUBSIDIARIES

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,733,783	$8,852,281
Restricted cash	1,000,809	620,809
Accounts receivable, net	11,674,370	16,233,955
Subscription acquisition costs, current portion	9,983,633	3,142,580
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	3,983,647	4,310,735
Total current assets	46,376,242	48,160,360
Property and equipment, net	1,110,498	661,277
Operating lease right-of-use assets	18,787,195	3,980,649
Platform development, net	7,163,700	5,892,719
Royalty fees, net of current portion	15,000,000	26,250,000
Subscription acquisition costs, net of current portion	7,629,479	3,417,478
Acquired and other intangible assets, net	77,101,315	91,404,144
Other long-term assets	1,461,429	1,085,287
Goodwill	16,139,377	16,139,377
Total assets	$190,769,235	$196,991,291
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$8,665,099	$9,580,186
Accrued expenses and other	13,998,676	16,483,201
Line of credit	3,328,431	-
Unearned revenue	52,806,699	32,163,087
Subscription refund liability	2,974,479	3,144,172
Operating lease liabilities	1,303,013	2,203,474
Liquidated damages payable	9,568,091	8,080,514
Convertible debt	1,030,640	741,197
Warrant derivative liabilities	1,779,110	1,644,200
Embedded derivative liabilities	11,328,000	13,501,000
Total current liabilities	106,782,238	87,541,031
Unearned revenue, net of current portion	13,493,566	31,179,211
Operating lease liabilities, net of current portion	20,160,277	2,616,132
Other long-term liability	242,310	242,310
Officer promissory notes	324,590	319,351
Convertible debt, net of current portion	16,662,095	12,497,765
Long-term debt	62,985,459	44,009,745
Total liabilities	220,650,535	178,405,545
Commitments and contingencies (Note 13)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at September 30, 2020 and December 31, 2019	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,100 shares designated; aggregate liquidation value: $19,208,000 and $19,399,250; Series H shares issued and outstanding: 19,208 and 19,400; common shares issuable upon conversion: 58,206,061 and 58,787,879 at September 30, 2020 and December 31, 2019, respectively	17,858,496	18,045,496
Series I convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 25,800 shares designated; aggregate liquidation value: $23,100,000; Series I shares issued and outstanding: 23,100; common shares issuable upon conversion: 46,200,000 at September 30, 2020 and December 31, 2019	19,699,742	19,699,742
Series J convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 25,000 shares designated; aggregate liquidation value: $30,500,000 and $20,000,000; Series J shares issued and outstanding: 30,500 and 20,000; common shares issuable upon conversion: 43,584,500 and 28,571,428 at September 30, 2020 and December 31, 2019, respectively	23,739,996	17,739,996
Total mezzanine equity	61,466,730	55,653,730
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 40,548,203 and 37,119,117 shares at September 30, 2020 and December 31, 2019, respectively	405,481	371,190
Common stock to be issued	14,805	39,383
Additional paid-in capital	48,475,391	35,562,766
Accumulated deficit	(140,243,707)	(73,041,323)
Total stockholders’ deficiency	(91,348,030)	(37,067,984)
Total liabilities, mezzanine equity and stockholders’ deficiency	$190,769,235	$196,991,291

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$32,089,993	$7,586,020	$85,593,786	$19,630,266
Cost of revenue (includes amortization for of developed technology and platform development for nine months ended 2020 and 2019 of $6,348,619 and $4,310,072, respectively)	24,708,941	7,612,585	76,321,953	18,752,322
Gross profit (loss)	7,381,052	(26,565)	9,271,833	877,944
Operating expenses
Selling and marketing	9,928,901	2,059,820	27,698,182	4,660,213
General and administrative	7,172,175	7,262,496	24,852,891	17,358,764
Depreciation and amortization	4,053,184	349,604	12,276,990	565,581
Total operating expenses	21,154,260	9,671,920	64,828,063	22,584,558
Loss from operations	(13,773,208)	(9,698,485)	(55,556,230)	(21,706,614)
Other (expense) income
Change in valuation of warrant derivative liabilities	(517,405)	(666,075)	(134,910)	(1,207,845)
Change in valuation of embedded derivative liabilities	(2,370,000)	(5,621,000)	2,173,000	(9,400,000)
Interest expense	(4,253,180)	(3,701,310)	(12,169,315)	(6,878,572)
Interest income	1,116	7,749	4,499	10,983
Liquidated damages	(319,903)	-	(1,487,577)	(17,740)
Other (expense) income	(31,851)	-	(31,851)	126
Total other expense	(7,491,223)	(9,980,636)	(11,646,154)	(17,493,048)
Loss before income taxes	(21,264,431)	(19,679,121)	(67,202,384)	(39,199,662)
Income taxes	-	-	-	-
Net loss	(21,264,431)	(19,679,121)	(67,202,384)	(39,199,662)
Deemed dividend on Series H convertible preferred stock	(132,663)	-	(132,663)	-
Net loss attributable to common shareholder	$(21,397,094)	$(19,679,121)	$(67,335,047)	$(39,199,662)
Basic and diluted net loss per common share	$(0.55)	$(0.54)	$(1.72)	$(1.10)
Weighted average number of common shares outstanding – basic and diluted	39,186,432	36,240,837	39,177,864	35,562,878

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Nine Months Ended September 30, 2020

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance at January 1, 2020	37,119,117	$371,190	3,938,287	$39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Common stock withheld for taxes	(206,881)	(2,069)	-	-	(167,412)	-	(169,481)
Stock-based compensation	-	-	-	-	3,930,172	-	3,930,172
Net loss	-	-	-	-	-	(22,776,624)	(22,776,624)
Balance at March 31, 2020	37,474,736	$374,746	3,938,287	39,383	39,819,901	(95,817,947)	(55,583,917)
Issuance of common stock in connection with the acquisition of Say Media	1,350,394	13,504	(1,350,394)	(13,504)	-	-	-
Common stock withheld for taxes	(234,767)	(2,348)	-	-	(109,992)	-	(112,340)
Stock-based compensation	-	-	-	-	4,283,066	-	4,283,066
Net loss	-	-	-	-	-	(23,161,329)	(23,161,329)
Balance at June 30, 2020	38,590,363	385,902	2,587,893	25,879	43,992,975	(118,979,276)	(74,574,520)
Issuance of common stock in connection with the merger of Say Media	1,107,378	11,074	(1,107,378)	(11,074)	-	-	-
Issuance of common stock upon conversion of Series H convertible preferred stock	909,090	9,091	-	-	290,909	-	300,000
Common stock withheld for taxes	(58,628)	(586)	-	-	(40,371)	-	(40,957)
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	132,663	-	132,663
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(132,663)	-	(132,663)
Stock-based compensation	-	-	-	-	4,231,878	-	4,231,878
Net loss	-	-	-	-	-	(21,264,431)	(21,264,431)
Balance at September 30, 2020	40,548,203	$405,481	1,480,515	$14,805	$48,475,391	$(140,243,707)	$(91,348,030)

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Nine Months Ended September 30, 2019

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficiency)
Balance at January 1, 2019	35,768,619	$357,685	5,127,167	$51,272	$23,413,077	$(34,539,954)	$(10,717,920)
Issuance of common stock in connection with the merger of Say Media	1,188,880	11,889	(1,188,880)	(11,889)	-	-	-
Forfeiture of restricted stock	(120,000)	(1,200)	-	-	1,200	-	-
Issuance of restricted stock awards to the board of directors	833,333	8,333	-	-	(8,333)	-	-
Cashless exercise of common stock options	15,341	154	-	-	(154)	-	-
Stock-based compensation	-	-	-	-	1,487,575	-	1,487,575
Net loss	-	-	-	-	-	(8,934,980)	(8,934,980)
Balance at March 31, 2019	37,686,173	376,861	3,938,287	39,383	24,893,365	(43,474,934)	(18,165,325)
Forfeiture of restricted stock	(580,000)	(5,800)	-	-	5,800	-	-
Common stock withheld for taxes	(167,246)	(1,672)	-	-	(73,588)	-	(75,260)
Stock-based compensation	-	-	-	-	3,044,620	-	3,044,620
Net loss	-	-	-	-	-	(10,585,561)	(10,585,561)
Balance at June 30, 2019	36,938,927	369,389	3,938,287	39,383	27,870,197	(54,060,495)	(25,781,526)
Forfeiture of restricted stock	(125,000)	(1,250)	-	-	1,250	-	-
Cashless exercise of common stock warrants	539,331	5,393	-	-	729,793	-	735,186
Stock-based compensation	-	-	-	-	3,404,873	-	3,404,873
Net loss	-	-	-	-	-	(19,679,121)	(19,679,121)
Balance at September 30, 2019	37,353,258	$373,532	3,938,287	$39,383	$32,006,113	$(73,739,616)	$(41,320,588)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(67,202,384)	$(39,199,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	536,729	125,188
Amortization of platform development and intangible assets	18,088,880	4,750,465
Loss on disposition of property and equipment	105,123	-
Amortization of debt discounts	4,899,625	3,060,772
Change in valuation of warrant derivative liabilities	134,910	1,207,845
Change in valuation of embedded derivative liabilities	(2,173,000)	9,400,000
Accrued interest	6,832,376	2,439,798
Liquidated damages	1,487,577	17,740
Stock-based compensation	11,185,953	6,951,074
Other	(296,019)	14,793
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	4,893,512	10,513,462
Factor receivables	-	(6,130,674)
Subscription acquisition costs	(11,053,054)	17,056
Royalty fees	11,250,000	(45,000,000)
Prepayments and other current assets	327,088	(285,199)
Other long-term assets	(376,142)	(150,327)
Accounts payable	(968,581)	(2,266,032)
Accrued expenses and other	(2,484,525)	1,314,037
Unearned revenue	2,871,080	638,119
Subscription refund liability	(169,693)	-
Operating lease liabilities	1,837,138	(164,420)
Net cash used in operating activities	(20,273,407)	(52,745,965)
Cash flows from investing activities
Purchases of property and equipment	(1,085,392)	(77,222)
Capitalized platform development	(2,885,788)	(1,744,340)
Payments for acquisition of business, net of cash	(315,289)	(16,000,000)
Net cash used in investing activities	(4,286,469)	(17,821,562)
Cash flows from financing activities
Proceeds from delayed draw term note	6,000,000	-
Proceeds from long-term debt	5,702,725	71,000,000
Repayments of long-term debt	-	(17,307,364)
Payment of debt issuance costs	-	(7,162,382)
Proceeds from issuance of Series H convertible preferred stock	113,000	-
Proceeds from 12% senior convertible debentures	-	2,000,000
Investor liability related to proceeds received in advance of issuance of Series J convertible preferred stock	-	875,000
Proceeds from issuance of Series J convertible preferred stock	6,000,000	-
Proceeds from issuance of Series I convertible preferred stock	-	23,100,000
Payment of issuance costs of Series I convertible preferred stock	-	(1,406,000)
Borrowings (repayments) under line of credit, net	3,328,431	(22,700)
Payment for taxes related to repurchase of restricted common stock	(322,778)	(75,260)
Repayment of officer promissory notes	-	(366,842)
Net cash provided by financing activities	20,821,378	70,634,452
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,738,498)	66,925
Cash, cash equivalents, and restricted cash – beginning of period	9,473,090	2,527,289
Cash, cash equivalents, and restricted cash – end of period	$5,734,592	$2,594,214
Supplemental disclosure of cash flow information
Cash paid for interest	$437,314	$1,383,644
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,259,163	$985,994
Debt discount on delayed draw term note	913,865	-
Restricted stock units issued in connection with acquisition of LiftIgniter	500,000	-
Assumption of liabilities in connection with acquisition of LiftIgniter	140,381	-
Deemed dividend on Series H convertible preferred stock	132,663	-
Discount on 12% senior convertible debentures allocated to embedded derivative liabilities	-	1,074,000
Exercise of warrants for issuance common stock	-	735,186
Liquidated damages liability recorded against cash proceeds for 12% senior convertible debentures	-	84,000
Liquidated damages liability recorded against cash proceeds for Series I convertible preferred stock	-	1,940,400

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

The condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has a history of recurring losses. The Company’s recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. The operating loss realized for the nine months ended September 30, 2020 was primarily a result of a marketing investment in customer growth, together with investments in people and technology as the Company continued to expand its operations. The operating loss realized in fiscal 2019 was primarily a result of investments in people, infrastructure for the Company’s technology platform, and operations expanding during fiscal 2019 with the acquisition of TheStreet, Inc. (“TheStreet”) and the licensing agreement for certain Sports Illustrated brands, along with continued costs based on the strategic growth plans in other verticals.

As reflected in these condensed consolidated financial statements, the Company had revenues of $85,593,786 for the nine months ended September 30, 2020, and experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the nine months ended September 30, 2020, the Company incurred a net loss of $67,202,384, utilized cash in operating activities of $20,273,407, and as of September 30, 2020, had an accumulated deficit of $140,243,707. The Company has financed its working capital requirements since inception through the issuance of debt and equity securities.

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

In particular, the Company’s plan for the: (1) 2021 cash flow forecast, considered the use of its working capital line with FastPay (as described in Note 5) to fund changes in working capital, where the Company has available credit of approximately $10.1 million as of the issuance date of these condensed consolidated financial statements for the nine months ended September 30, 2020, and that the Company does not anticipate the need for any further borrowings that are subject to the holders approval, from its Delayed Draw Term Note (as described in Note 8) where the Company may be permitted to borrow up to an additional $5,000,000; and (2) 2021 operating budget, considered that approximately sixty-five percent of the Company’s revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent during 2020 demonstrating the strength of its premium brand, and the plan to continue to grow its subscription revenue from its acquisition of TheStreet and the launch of premium digital subscriptions from its Sports Illustrated licensed brands.

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

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis (see Note 3 and Note 12).

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

	Nine Months Ended September 30,
	2020	2019
Series G Preferred Stock	188,791	188,791
Series H Preferred Stock	58,206,061	58,787,879
Series I Preferred Stock	46,200,000	46,200,000
Series J Preferred Stock	43,584,500	-
Indemnity shares of common stock	412,500	825,000
Restricted Stock Awards	1,274,999	3,574,997
Financing Warrants	2,882,055	2,882,055
ABG Warrants	21,989,844	-
Channel Partner Warrants	789,541	939,540
Restricted Stock Units	2,399,997	2,399,997
Common Stock Awards	8,033,936	9,047,892
Common Equity Awards	82,400,952	52,606,476
Outside Options	2,982,111	3,732,667
Total	271,345,287	181,185,294

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

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 was $600,148 and $304,129, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of September 30, 2020 and December 31, 2019 was $9,983,633 and $3,142,580, respectively. The noncurrent portion of the subscription acquisition costs as of September 30, 2020 and December 31, 2019 was $7,629,479 and $3,417,478, respectively.

Certain contract amendments resulted in a modification to the subscription acquisition costs that will be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized (further details are provided in Note 12).

Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2020	December 31, 2019
Platform development	$14,812,843	$10,678,692
Less accumulated amortization	(7,649,143)	(4,785,973)
Net platform development	$7,163,700	$5,892,719

A summary of platform development activity for the nine months ended September 30, 2020 and year ended December 31, 2019 is as follows:

	As of
	September 30, 2020	December 31, 2019
Platform development beginning of period	$10,678,692	$6,833,900
Payroll-based costs capitalized during the period	2,885,788	2,537,402
Total capitalized costs	13,564,480	9,371,302
Stock-based compensation	1,259,163	1,307,390
Dispositions	(10,800)	-
Platform development end of period	$14,812,843	$10,678,692

Amortization expense for the three months ended September 30, 2020 and 2019 was $909,631 and $670,023, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $2,868,289 and $1,881,312, respectively.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of September 30, 2020			As of December 31, 2019
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,055,866	$(7,570,689)	$12,485,177	$19,138,104	$(4,090,359)	$15,047,745
Noncompete agreement	480,000	(432,000)	48,000	480,000	(252,000)	228,000
Trade name	3,328,000	(433,692)	2,894,308	3,328,000	(224,745)	3,103,255
Subscriber relationships	73,458,799	(14,475,740)	58,983,059	73,458,799	(3,587,837)	69,870,962
Advertiser relationships	2,240,000	(273,046)	1,966,954	2,240,000	(94,635)	2,145,365
Database	1,140,000	(436,183)	703,817	1,140,000	(151,183)	988,817
Subtotal amortizable intangible assets	100,702,665	(23,621,350)	77,081,315	99,784,903	(8,400,759)	91,384,144
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$100,722,665	$(23,621,350)	$77,101,315	$99,804,903	$(8,400,759)	$91,404,144

Amortization expense for the three months ended September 30, 2020 and 2019 was $5,093,076 and $1,199,353, respectively. Amortization expense for the nine months September 30, 2020 and 2019 was $15,220,591 and $2,869,153, respectively. No impairment charges have been recorded during the nine months September 30, 2020 and 2019.

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

The table below presents supplemental information related to operating leases:

Nine Months Ended September 30, 2020
Operating cash flows for operating leases	$2,015,612
Noncash lease liabilities arising from obtaining operating leased assets during the period	$16,617,790
Weighted-average remaining lease term	11.18 years
Weighted-average discount rate	13.52%

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

Operating lease costs recognized for the three months ended September 30, 2020 and 2019 were $982,414 and $297,750, respectively. Operating lease costs recognized for the nine months ended September 30, 2020 and 2019 were $3,082,499 and $559,653, respectively.

Maturities of operating lease liabilities as of September 30, 2020 are summarized as follows:

Years Ending December 31,
2020 (remaining three months of the year)	$1,173,373
2021	3,804,853
2022	3,525,158
2023	3,528,696
2024	3,526,406
Thereafter	27,563,572
Minimum lease payments	43,122,058
Less imputed interest	(21,658,768)
Present value of operating lease liabilities	$21,463,290
Current portion of operating lease liabilities	$1,303,013
Long-term portion of operating lease liabilities	20,160,277
Total operating lease liabilities	$21,463,290

Future minimum lease payments under operating leases as of December 31, 2019, were as follows:

		Payments due by Year
	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$6,132,252	$2,579,924	$685,111	$472,084	$486,247	$500,834	$1,408,052

Further details as of the date these condensed financial statements were issued or were available to be issued are provided under the heading Leases in Note 14).

5. Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of September 30, 2020 was approximately $3,328,431. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $4.9 million.

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

Warrant Derivative Liabilities

The following table presents the assumptions used for the warrant derivative liabilities under the Black-Scholes option-pricing model:

	As of September 30, 2020		As of December 31, 2019
	Strome Warrants	B. Riley Warrants	Strome Warrants	B. Riley Warrants
Expected life	2.70	5.05	3.45	5.80
Risk-free interest rate	0.16%	0.28%	1.62%	1.76%
Volatility factor	143.00%	137.91%	144.54%	127.63%
Dividend rate	0%	0%	0%	0%
Transaction date closing market price	$0.89	$0.89	$0.80	$0.80
Exercise price	$0.50	$1.00	$0.50	$1.00

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy:

	As of and for the Nine Months Ended September 30, 2020			As of and for the Nine Months Ended September 30, 2019
	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period	Carry Amount at Beginning of Period	Change in Valuation	Exercise of Warrants	Carrying Amount at End of Period
L2 Warrants	$-	$-	$-	$418,214	$316,972	$(735,186)	$-
Strome Warrants	1,036,687	63,160	1,099,847	587,971	572,548	-	1,160,519
B. Riley Warrants	607,513	71,750	679,263	358,050	318,325	-	676,375
Total	$1,644,200	$134,910	$1,779,110	$1,364,235	$1,207,845	$(735,186)	$1,836,894

For the three months ended September 30, 2020 and 2019, the change in valuation of warrant derivative liabilities recognized as other expense on the condensed consolidated statements of operations was $517,405 and $666,075, respectively. For the nine months ended September 30, 2020 and 2019, the change in valuation of warrant derivative liabilities recognized as other expense on the condensed consolidated statements of operations, as described in the above table, was $134,910 and $1,207,845, respectively.

Embedded Derivative Liabilities

The carrying amount for the conversion option features, buy-in features, and default remedy features under the 12% Convertible Debentures accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy were $11,328,000 and $13,501,000 as of September 30, 2020 and December 31, 2019, respectively.

For the three months ended September 30, 2020 and 2019, the change in valuation of embedded derivative liabilities recognized as other expense on the condensed consolidated statements of operations was $2,370,000 and $5,621,000, respectively. For the nine months ended September 30, 2020 and 2019, the change in valuation of embedded derivative liabilities recognized as other income (expense) on the condensed consolidated statements of operations was $2,173,000 and ($9,400,000), respectively.

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

The following table summarizes the convertible debt:

	As of September 30, 2020			As of December 31, 2019
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Convertible Debentures, due on December 31, 2020	$18,691,148	$(998,413)	$17,692,735	$17,119,571	$(3,880,609)	$13,238,962

As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures. Certain holders converted the debt into shares of the Company’s common stock and certain holders were paid in cash (further details are provided under the heading 12% Convertible Debentures in Note 14).

8. Long-term Debt

12% Second Amended Senior Secured Note

Below is a summary of the various amended and restated notes, as well as various amendments thereto, to the 12% senior secured note that was originally issued on June 10, 2019, where the Company received gross proceeds of $20,000,000, due July 31, 2019. The transactions leading up to the 12% second amended and restated note that is outstanding as of September 30, 2020 consisted of:

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

Collectively the amended and restated notes and amendments thereto are referred to as the 12% Second Amended Senior Secured Note, with all borrowings collateralized by substantially all assets of the Company. Pursuant to the 12% Second Amended Senior Secured Note, interest on amounts outstanding with respect to (i) interest that was payable on March 31, 2020 and June 30, 2020, and (ii) at the Company’s option, with the consent of requisite purchasers, interest that was payable on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, would be payable in-kind in arrears on the last day of such applicable fiscal quarter (further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading 12% Second Amended Senior Secured Note in Note 14).

Delayed Draw Term Note

On March 24, 2020, the Company entered into a 15% delayed draw term note (the “Delayed Draw Term Note”) pursuant to the second amended and restated note purchase agreement, in the aggregate principal amount of $12,000,000.

On March 24, 2020, the Company drew down $6,913,865 under the Delayed Draw Term Note, and after payment of commitment and funding fees paid of $793,109, and other of its legal fees and expenses that were incurred, the Company received net proceeds of $6,000,000. The net proceeds were used for working capital and general corporate purposes. Additional borrowings under the Delayed Draw Term Note requested by the Company may be made at the option of the purchasers, subject to certain conditions. Up to $8,000,000 in principal amount under the note was originally due on March 31, 2021. Interest on amounts outstanding under the note was payable in-kind in arrears on the last day of each fiscal quarter (further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Delayed Draw Term Note in Note 14).

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

The following table summarizes the long-term debt:

	As of September 30, 2020			As of December 31, 2019
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Second Amended Senior Secured Note, as amended, due on December 31, 2022	$54,621,045	$(4,122,636)	$50,498,409	$49,921,345	$(5,911,600)	$44,009,745
Delayed Draw Term Note, as amended, due on March 31, 2022	7,469,724	(685,399)	6,784,325	-	-	-
Payroll Protection Program Loan, scheduled to mature April 6, 2022	5,702,725	-	5,702,725	-	-	-
Total	$67,793,494	$(4,808,035)	$62,985,459	$49,921,345	$(5,911,600)	$44,009,745

9. Preferred Stock

Series H Preferred Stock – On August 19, 2020, the Company entered into additional securities purchase agreements for the sale of “Series H Convertible Preferred Stock” (“Series H Preferred Stock”) with accredited investors, pursuant to which the Company issued 108 shares (after it rescinded the issuance of 2,145 shares (issued between August 14, 2020 and August 20, 2020) that were deemed null and void and the purchase price was repaid to certain holders on October 28, 2020), at a stated value of $1,000 per share, which shares were initially convertible into 327,273 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $130,896. The proceeds were used for working capital and general corporate purposes. The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock shall vote on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of the Company’s common stock until the date an amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), was filed and accepted with the State of Delaware that increases the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full (further details are provided under the heading Amendment to Certificate of Incorporation in Note 14).

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

On August 19, 2020, in connection with the issuance of 108 Series H Preferred Stock, the Company recorded a beneficial conversion feature in the amount of $132,663 for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $0.33 was lower than the Company’s common stock trading price of $0.86) at the issuance date. The beneficial conversion feature was recognized as a deemed dividend.

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

All of the shares of the Series J Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, the date the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Incorporation, which Certificate of Amendment increased the number of authorized shares of the Company’s common stock to at least a number that permitted all the Series J Preferred Stock, the “Series K Convertible Preferred Stock” (the “Series K Preferred Stock”), the “Series I Convertible Preferred Stock” (“Series I Preferred Stock”), and the Series H Preferred Stock, to be converted in full (further details are provided under the heading Amendment to Certificate of Incorporation in Note 14).

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

Further details with respect to preferred stock as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Preferred Stock in Note 14)

10. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share (further details as of the date of these financial statement were issued or were available to be issued are provided under the heading Amendment to Certificate of Incorporation in Note 13).

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), L2 Capital, LLC (the “L2 Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of September 30, 2020 are summarized as follows:

			Outstanding
	Exercise	Expiration	Classified as Derivative Liabilities	Classified within Stockholders’ Equity	Total Exercisable
	Price	Date	(Shares)	(Shares)	(Shares)
MDB Warrants	$0.20	November 4, 2021	-	327,490	327,490
Strome Warrants	0.50	June 15, 2023	1,500,000	-	1,500,000
B. Riley Warrants	1.00	October 18, 2025	875,000	-	875,000
MDB Warrants	1.15	October 19, 2022	-	119,565	119,565
MDB Warrants	2.50	October 19, 2022	-	60,000	60,000
Total outstanding and exercisable			2,375,000	507,055	2,882,055

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of September 30, 2020 was $810,968, based on a fair market value of the Company’s common stock of $0.89 per share on September 30, 2020.

11. Compensation Plans

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

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Restricted	Common	Common		Channel
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Three Months Ended September 30, 2020
Cost of revenue	$35,610	$53,149	$1,178,276	$2,471	$992	$-	$1,270,498
Selling and marketing	323,164	42,695	734,391	43,900	-	-	1,144,150
General and administrative	80,306	127,786	855,390	-	-	364,248	1,427,730
Total costs charged to operations	439,080	223,630	2,768,057	46,371	992	364,248	3,842,378
Capitalized platform development	88,619	32,680	267,013	1,188	-	-	389,500
Total stock-based compensation	$527,699	$256,310	$3,035,070	$47,559	$992	$364,248	$4,231,878

During the Three Months Ended September 30, 2019
Cost of revenue	$30,564	$6,644	$231,936	$150	$15,959	$-	$285,253
Selling and marketing	-	26,237	139,921	55,685	-	-	221,843
General and administrative	553,866	426,594	1,094,017	45,328	-	364,248	2,484,053
Total costs charged to operations	584,430	459,475	1,465,874	101,163	15,959	364,248	2,991,149
Capitalized platform development	130,445	55,394	225,804	2,081	-	-	413,724
Total stock-based compensation	$714,875	$514,869	$1,691,678	$103,244	$15,959	$364,248	$3,404,873

During the Nine Months Ended September 30, 2020
Cost of revenue	$108,936	$150,915	$3,261,542	$5,644	$36,654	$-	$3,563,691
Selling and marketing	920,566	102,206	2,114,595	142,767	-	-	3,280,134
General and administrative	238,558	437,614	2,430,553	150,577	-	1,084,826	4,342,128
Total costs charged to operations	1,268,060	690,735	7,806,690	298,988	36,654	1,084,826	11,185,953
Capitalized platform development	234,611	154,445	864,656	5,451	-	-	1,259,163
Total stock-based compensation	$1,502,671	$845,180	$8,671,346	$304,439	$36,654	$1,084,826	$12,445,116

During the Nine Months Ended September 30, 2019
Cost of revenue	$92,465	$33,828	$362,993	$1,428	$34,868	$-	$525,582
Selling and marketing	34,393	74,177	259,957	132,936	-	-	501,463
General and administrative	2,128,725	1,226,111	2,026,302	111,336	-	431,555	5,924,029
Total costs charged to operations	2,255,583	1,334,116	2,649,252	245,700	34,868	431,555	6,951,074
Capitalized platform development	462,754	128,179	390,834	4,227	-	-	985,994
Total stock-based compensation	$2,718,337	$1,462,295	$3,040,086	$249,927	$34,868	$431,555	$7,937,068

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of September 30, 2020 was as follows:

	Nine Months Ended September 30, 2020
	Restricted Stock Awards	Common Stock Awards	Common Equity Awards	Outside Options	Channel Partner Warrants	ABG Warrants	Totals
Unrecognized compensation expense	$537,147	$974,519	$22,961,004	$416,750	$-	$3,578,350	$28,467,770
Weighted average period expected to be recognized (in years)	0.50	0.65	2.04	1.43	-	2.63	2.03

12. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by product line:
Advertising	$9,409,031	$5,456,555	$28,788,631	$17,264,621
Digital subscriptions	8,469,943	1,891,702	20,096,640	1,999,636
Magazine circulation	12,874,574	-	34,041,272	-
Other	1,336,445	237,763	2,667,243	366,009
Total	$32,089,993	$7,586,020	$85,593,786	$19,630,266
Revenue by geographical market:
United States	$29,964,150	$7,386,753	$81,295,916	$19,430,999
Other	2,125,843	199,267	4,297,870	199,267
Total	$32,089,993	$7,586,020	$85,593,786	$19,630,266
Revenue by timing of recognition:
At point in time	$23,620,050	$5,694,318	$65,497,146	$17,630,630
Over time	8,469,943	1,891,702	20,096,640	1,999,636
Total	$32,089,993	$7,586,020	$85,593,786	$19,630,266

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

The following table provides information about contract balances:

	As of
	September 30, 2020	December 31, 2019
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$13,137,506	$8,634,939
Magazine circulation	39,669,193	23,528,148
	$52,806,699	$32,163,087
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$1,460,756	$478,557
Magazine circulation	11,832,810	30,478,154
Other	200,000	222,500
	$13,493,566	$31,179,211

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and magazine circulation revenue of $25,359,975 was recognized during the nine months ended September 30, 2020 from unearned revenue at the beginning of the year.

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

13. Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. For the three months ended September 30, 2020 and 2019, the Company recognized Channel Partner guarantees of $2,539,055 and $1,674,382, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized Channel Partner guarantees of $7,541,619 and $4,045,014, respectively.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

14. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Compensation Plans

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and restricted stock units. Pursuant to the amendment:

●	the restricted stock awards would cease to vest and all unvested shares would be deemed unvested and forfeited, leaving an aggregate of 1,064,549 shares vested;

●	the restricted stock units would be modified to vest on December 31, 2020 and as of the close of business on December 31, 2020, each restricted stock unit was terminated and deemed forfeited, with no shares vesting thereunder; and

●	subject to certain conditions, the Company agreed to purchase from certain key personnel the vested restricted stock awards, at a price of $4.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021.

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

From October 2020 through the date these condensed consolidated financial statements were issued or were available to be issued, the Company granted common stock options, restricted stock units and restricted stock awards totaling 77,157,799 (includes 11,158,049 stock options and 26,048,781 restricted stock units issued on February 28, 2021 as described above), of which 77,157,799 remain outstanding.

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

12% Second Amended Senior Secured Note

On October 23, 2020, the Company entered into Amendment No. 1 to the second amended and restated note purchase agreement (“Amendment 1”), pursuant to which the maturity date of the 12% Second Amended Senior Secured Note was changed to December 31, 2022, subject to certain acceleration conditions. Pursuant to Amendment 1, interest payable on the 12% Second Amended Senior Secured Note on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of “Series K Convertible Preferred Stock” (“Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, all such interest amounts can be paid in shares of the Company’s common stock based upon the conversion rate specified for the Series K Preferred Stock (or $0.40).

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

Preferred Stock

Series H Preferred Stock – On October 31, 2020, the Company issued 389 shares of Series H Preferred Stock to James Heckman at the stated value of $1,000, convertible into 1,178,787 shares of the Company’s common stock, at the option of the holder subject to certain limitations at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share. The shares of Series H Preferred Stock were issued in connection with the cancellation of promissory notes payable to Mr. Heckman in the aggregate outstanding principal amount of $389,000.

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

As a result of the increase in authorized and unissued shares of the Company’s common stock on December 18, 2020, all of the Series I Preferred Stock, Series J Preferred Stock (including shares issued subsequent to September 30, 2020 as described above) and Series K Preferred Stock (including shares issued subsequent to September 30, 2020 as described above), were converted into shares of the Company’s common stock, accordingly, the Company will recognize a beneficial conversion feature, as deemed appropriate, at the time of conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 9, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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

Liquidity and Capital Resources

As of September 30, 2020, our principal sources of liquidity consisted of cash of approximately $4.7 million. As of the issuance date of our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020, we had also raised funds from the issuance of convertible preferred stock of approximately $14.7 million, in addition to the use of additional proceeds from our working capital facility with FastPay, all of which are discussed in greater detail below in the section entitled “Future Liquidity.”

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

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of September 30, 2020 and December 31, 2019 was as follows:

	As of
	September 30, 2020	December 31, 2019
Current assets	$46,376,242	$48,160,360
Current liabilities	(106,782,238)	(87,541,031)
Working capital deficit	(60,405,996)	(39,380,671)

As of September 30, 2020, we had a working capital deficit of approximately $60.1 million, as compared to approximately $39.4 million as of December 31, 2019, consisting of approximately $46.4 million in total current assets and approximately $106.8 million in total current liabilities. Included in current assets as of September 30, 2020, was approximately $1.0 million of restricted cash. Also included in our working capital deficit are non-cash current liabilities, consisting of approximately $1.8 million of warrant derivative liabilities and approximately $11.3 million of embedded derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $48.3 million.

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(20,273,407)	$(52,745,965)
Net cash used in investing activities	(4,286,469)	(17,821,562)
Net cash provided by financing activities	20,821,378	70,634,452
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,738,498)	$66,925
Cash, cash equivalents, and restricted cash, end of period	$5,734,592	$2,594,214

For the nine months ended September 30, 2020, net cash used in operating activities was approximately $20.3 million, consisting primarily of: (i) approximately $82.1 million of cash received from customers (including payments received in advance of performance obligations); less (ii) less approximately $102.4 million of cash paid to employees, channel partners, suppliers, vendors, and for revenue share arrangements and professional services; and less (iii) approximately $0.4 million of cash paid for interest; as compared to the nine months ended September 30, 2019, where net cash used in operating activities was approximately $52.7 million, consisting primarily of: (i) approximately $24.7 million of cash received from customers (including payments received in advance of performance obligations); less (ii) approximately $77.4 million of cash paid to employees, channel partners, suppliers, vendors, and for revenue share arrangements, advance of royalty fees and professional services; and less (iii) approximately $1.4 million of cash paid for interest.

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $4.3 million, consisting primarily of (i) approximately $0.3 million for the acquisition of a business; (ii) approximately $1.1 million for purchases of property and equipment; and (iii) approximately $2.9 million for capitalized costs for our Maven Platform; as compared to the nine months ended September 30, 2019, where net cash used in investing activities was approximately $17.8 million, consisting primarily of (i) approximately $16.0 million for the acquisition of a business; (ii) approximately $0.1 million for purchases of property and equipment; (iii) and $1.7 million for capitalized costs for our Maven Platform.

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $20.8 million, consisting primarily of: (i) approximately $6.1 million in net proceeds from the issuance of Series H Preferred Stock and Series J Preferred Stock; (ii) approximately $11.7 million in net proceeds from the Delayed Draw Term Note and the Payroll Protection Program Loan; less (iii) approximately $3.3 million in repayments of our line of credit; and (iv) approximately $0.3 million in payments for taxes relating to repurchase of restricted shares; as compared to the nine months ended September 30, 2019, where net cash provided by financing activities was approximately $70.6 million, consisting primarily of: (i) approximately $22.6 million in net proceeds from the issuance of Series I Preferred Stock and Series J Preferred Stock; (ii) approximately $2.0 million in gross proceeds from the 12% Convertible Debentures; (iii) approximately $46.5 million in proceeds from the issuance of long-term debt (12% Amended Senior Secured Notes) net of repayments and debt issuance costs; and less (iv) approximately $0.1 million in payments for taxes related to repurchase of restricted common stock; and (v) approximately $0.4 million in repayment of officer promissory note.

Future Liquidity

From October 1, 2020 to the issuance date of our accompanying condensed consolidated financial statements for the nine months ended September 30, 2020, we continued to incur operating losses and negative cash flow from operating and investing activities. We have raised approximately $14.7 million in net proceeds pursuant to the sale and issuances of Series K Preferred Stock. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 was approximately $2.4 million.

Results of Operations

Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		2020 versus 2019
	2020	2019	$ Change	% Change
Revenue	$32,089,993	$7,586,020	$24,503,973	323.0%
Cost of revenue	24,708,941	7,612,585	17,096,356	224.6%
Gross profit (loss)	7,381,052	(26,565)	7,407,617	-27,884.9%
Operating expenses
Selling and marketing	9,928,901	2,059,820	7,869,081	382.0%
General and administrative	7,172,175	7,262,496	(90,321)	-1.2%
Depreciation and amortization	4,053,184	349,604	3,703,580	1,059.4%
Total operating expenses	21,154,260	9,671,920	11,482,340	118.7%
Loss from operations	(13,773,208)	(9,698,485)	(4,074,723)	42.0%
Total other expense	(7,491,223)	(9,980,636)	2,489,413	-24.9%
Loss before income taxes	(21,264,431)	(19,679,121)	(1,585,310)	8.1%
Income taxes	-	-	-	0.0%
Net loss	(21,264,431)	(19,679,121)	(1.585,310)	8.1%
Deemed dividend on Series H convertible preferred stock	(132,663)	-	(132,663)	100.0%
Net loss attributable to common shareholders	$(21,397,094)	$(19,679,121)	$(1,717,973)	$8.7%
Basic and diluted net loss per common share	$(0.55)	$(0.54)	$(0.01)	1.9%
Weighted average number of shares outstanding – basic and diluted	39,186,432	36,240,837	2,945,595	8.1%

For the three months ended September 30, 2020, the total net loss was approximately $21.4 million. The total net loss increased by approximately $1.7 million as compared to the three months ended September 30, 2019 which had a net loss of approximately $19.7 million. Despite the fact that our operations continued to rapidly expand during the three months ended September 30, 2020, we did not have a significant net loss change, from the comparable period in 2019. In particular, during the three months ended September 30, 2020 we operated our Sports Illustrated media business that we acquired after September 30, 2019. For the three months ended September 30, 2019, we operated our legacy business and also our previously acquired businesses that included HubPages, Inc. (“HubPages”) and Say Media, Inc. (“Say Media”). The basic and diluted net loss per common share for the three months ended September 30, 2020 of $0.55 decreased from $0.54 for the three months ended September 30, 2019, primarily because of our net loss per common share decrease along with the increase of the daily weighted average shares outstanding to 39,186,432 shares from 36,240,837 shares.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we would consider also acquiring related online media, publishing and technology businesses by merger or acquisition transactions. This combined growth strategy expanded the scale of unique users interacting on our Maven Platform with increased revenues during the three months ended September 30, 2020. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit (loss):

	Three Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$32,089,993	100.0%	$7,586,020	100.0%	$24,503,973	323.0%
Cost of revenue	24,708,941	77.0%	7,612,585	100.4%	17,096,356	224.6%
Gross profit (loss)	$7,381,052	23.0%	$(26,565)	-0.4%	$7,407,617	-27,884.9%

For the three months ended September 30, 2020, we had revenue of approximately $32.1 million, as compared to revenue of approximately $7.6 million for the nine months ended September 30, 2019.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$9,409,031	29.3%	$5,456,555	71.9%	$3,952,476	52.1%
Digital subscriptions	8,469,943	26.4%	1,891,702	24.9%	6,578,241	86.7%
Magazine circulation	12,874,574	40.1%	-	0.0%	12,874,574	169.7%
Other	1,336,445	4.2%	237,763	3.1%	1,098,682	14.5%
Total revenue	$32,089,993	100.0%	$7,586,020	100.0%	$24,503,973	323.0%

For the three months ended September 30, 2020, the primary sources of revenue were as follows: (i) advertising of approximately $9.4 million; (ii) digital subscriptions of approximately $8.5 million; (iii) magazine circulation of approximately $12.9 million; and (iv) approximately $1.3 million from other revenue. Our advertising revenue increased by approximately $4.0 million, due to additional revenue of approximately $0.4 million generated by TheStreet, approximately $4.3 million generated by our Sports Illustrated media business, and an approximate $0.8 million decrease in our legacy business. Our digital subscriptions increased by approximately $6.6 million, due to additional revenue of approximately $4.7 million generated by TheStreet and approximately $1.7 million generated by our Sports Illustrated media business. Our magazine circulation contributed approximately $12.9 million as a result of the Sports Illustrated media business acquired during the fourth quarter of 2019. Our other revenue increased by approximately $1.1 million; due to additional revenue of approximately $0.7 million generated by our Sports Illustrated media business and approximately $0.4 million from our legacy business.

Cost of Revenue

For the three months ended September 30, 2020 and 2019, we recognized cost of revenue of approximately $24.7 million and approximately $7.6 million, respectively. The increase of approximately $17.1 million in cost of revenue is primarily from: (i) our Channel Partner guarantees and revenue share payments of approximately $1.4 million; (ii) payroll, stock based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $6.3 million; (iii) amortization of our Maven Platform of approximately $0.5 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); (iv) royalty fees of approximately $3.8 million; (v) hosting, bandwidth, and software licensing fees of approximately $0.3 million; (vi) printing, distribution, and fulfillment costs of approximately $3.7 million and (vii) other costs of revenue of approximately $1.1 million.

For the three months ended September 30, 2020, we capitalized costs related to our Maven Platform of approximately $1.2 million, as compared to approximately $1.2 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, the capitalization of our Maven Platform consisted of approximately $0.8 million in payroll and related expenses, including taxes and benefits, approximately $0.4 million in stock-based compensation for related personnel, and amortization of approximately $2.1 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Three Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$9,928,901	30.9%	$2,059,820	27.2%	$7,869,081	81.4%
General and administrative	7,172,175	22.4%	7,262,496	95.7%	(90,321)	-0.9%
Depreciation and amortization	4,053,184	12.6%	349,604	4.6%	3,703,580	38.3%
Total operating expenses	$21,154,260		$9,671,920		$11,482,340	118.7%

Selling and Marketing. For the three months ended September 30, 2020, we incurred selling and marketing costs of approximately $9.9 million, as compared to approximately $2.1 million for the three months ended September 30, 2019. The increase in selling and marketing cost of approximately $7.9 million is primarily from payroll of selling and marketing account management support teams, along with the related benefits and stock based compensation of approximately $2.3 million; circulation costs of approximately $3.6 million; advertising costs of approximately $1.4 million; and other selling and marketing related costs of approximately $0.4 million.

General and Administrative. For the three months ended September 30, 2020, we incurred general and administrative costs of approximately $7.2 million from payroll and related expenses, professional services, occupancy costs, stock based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $7.3 million for the three months ended September 30, 2019. The increase in general and administrative expenses of approximately $0.8 million is primarily from our increase in professional services, including accounting, legal and insurance of approximately $1.2 million; other general corporate expenses of approximately $0.7 million; less a decrease in payroll, along with the related benefits and stock-compensation of approximately $1.5 million.

Other (Expense) Income

The following table sets forth other (expense) income:

	Three Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$(517,405)	6.9%	$(666,075)	6.7%	$148,670	-1.5%
Change in valuation of embedded derivative liabilities	(2,370,000)	31.6%	(5,621,000)	56.3%	3,251,000	-32.6%
Interest expense	(4,253,180)	56.8%	(3,701,310)	37.1%	(551,870)	5.5%
Interest income	1,116	0.0%	7,749	-0.1%	(6,633)	0.1%
Liquidated damages	(319,903)	4.3%	-	0.0%	(319,903)	3.2%
Other income	(31,851)	0.4%	-	0.0%	(31,851)	0.3%
Total other (expense)	$(7,491,223)	100.0%	$(9,980,636)	100.0%	$2,489,413	-24.9%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the three months ended September 30, 2020 was the result of the increase in the fair value of the warrant liabilities as of September 30, 2020, as compared to the change in the valuation of the three months ended September 30, 2019 where the change was from an increase in the fair value of the warrant derivative liabilities as of September 30, 2019.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the three months ended September 30, 2020 was the result of the increase in the fair value of the embedded derivative liabilities as of September 30, 2020, as compared to the change in the valuation of the three months ended September 30, 2019 where the change was from an increase in the fair value of the embedded derivative liabilities as of September 30, 2019.

Interest Expense. We incurred interest expense of approximately $4.3 million for the three months ended September 30, 2020, primarily from approximately $1.7 million from amortization of debt discount on notes payable; approximately $2.4 million of accrued interest; and approximately $0.2 million of other interest, as compared to approximately $3.7 million for the three months ended September 30, 2019, primarily from approximately $1.5 million from amortization of debt discount on notes payable; and approximately $2.2 million of accrued interest.

Liquidated Damages. We recorded liquidated damages of approximately $0.3 million for the three months ended September 30, 2020, primarily from issuance of our 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock issued during 2019. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		2020 versus 2019
	2020	2019	$ Change	% Change
Revenue	$85,593,786	$19,630,266	$65,963,520	336.0%
Cost of revenue	76,321,953	18,752,322	57,569,631	307.0%
Gross profit	9,271,833	877,944	8,393,889	956.1%
Operating expenses
Selling and marketing	27,698,182	4,660,213	23,037,969	494.4%
General and administrative	24,852,891	17,358,764	7,494,127	43.2%
Depreciation and amortization	12,276,990	565,581	11,711,409	2,070.7%
Total operating expenses	64,828,063	22,584,558	42,243,505	187.0%
Loss from operations	(55,556,230)	(21,706,614)	(33,849,616)	155.9%
Total other expense	(11,646,154)	(17,493,048)	5,846,894	-33.4%
Loss before income taxes	(67,202,384)	(39,199,662)	(28,002,722)	71.4%
Income taxes	-	-	-	0.0%
Net loss	(67,202,384)	(39,199,662)	(28,002,722)	71.4%
Deemed dividend on Series H convertible preferred stock	(132,663)	-	(132,663)	100.0%
Net loss attributable to common shareholders	$(67,335,047)	$(39,199,662)	$(28,135,385)	$71.8%
Basic and diluted net loss per common share	$(1.72)	$(1.10)	$(0.62)	56.4%
Weighted average number of shares outstanding – basic and diluted	39,177,864	35,562,878	3,614,986	10.2%

For the nine months ended September 30, 2020, the total net loss was approximately $67.3 million. The total net loss increased by approximately $28.1 million from approximately $39.2 million for the nine months ended September 30, 2019. The primary reasons for the increase in the total net loss is that our operations continued to rapidly expand during the nine months ended September 30, 2020 as they did in the comparable period in 2019. In particular, during the nine months ended September 30, 2020 we operated our Sports Illustrated media business that was acquired after September 30, 2019. For the nine months ended September 30, 2019, we operated our legacy business and also our acquired businesses that included HubPages, Inc. (“HubPages”) and Say Media, Inc. (“Say Media”). The basic and diluted net loss per common share for the nine months ended September 30, 2020, of $1.72 increased from $1.10 for the nine months ended September 30, 2019, primarily because the weighted average basic and diluted shares increased as the net loss per common share increased along with the increase of the daily weighted average shares outstanding to 39,177,864 shares from 35,562,878 shares.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Nine Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$85,593,786	100.0%	$19,630,266	100.0%	$65,963,520	336.0%
Cost of revenue	76,321,953	89.2%	18,752,322	95.5%	57,569,631	307.0%
Gross profit	$9,271,833	10.8%	$877,944	4.5%	$8,393,889	956.1%

For the nine months ended September 30, 2020, we had revenue of approximately $85.6 million, as compared to revenue of approximately $19.6 million for the nine months ended September 30, 2019.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Nine Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$28,788,631	33.6%	$17,264,621	87.9%	$11,524,010	58.7%
Digital subscriptions	20,096,640	23.5%	1,999,636	10.2%	18,097,004	92.2%
Magazine circulation	34,041,272	39.8%	-	0.0%	34,041,272	173.4%
Other	2,667,243	3.1%	366,009	1.9%	2,301,234	11.7%
Total revenue	$85,593,786	100.0%	$19,630,266	100.0%	$65,963,520	336.0%

For the nine months ended September 30, 2020, the primary sources of revenue were as follows: (i) advertising of approximately $28.8 million; (ii) digital subscriptions of approximately $20.1 million; (iii) magazine circulation of approximately $34.0 million; and (iv) other revenue of approximately $2.7 million. Our advertising revenue increased by approximately $11.5 million, due to additional revenue of approximately $2.9 million generated by TheStreet, approximately $13.7 million generated by our Sports Illustrated media business, and an approximate $5.1 million decrease in our legacy business. Our digital subscriptions increased by approximately $18.1 million, due to additional revenue of approximately $14.5 million generated by TheStreet, approximately $3.2 million generated by our Sports Illustrated media business, and approximately $0.4 from our legacy business. Our magazine circulation contributed approximately $34.0 million as a result of the Sports Illustrated media business acquired during the fourth quarter of 2019.

Cost of Revenue

For the nine months ended September 30, 2020 and 2019, we recognized cost of revenue of approximately $76.3 million and approximately $18.8 million, respectively. The increase of approximately $57.6 million in cost of revenue is primarily from: (i) our Channel Partner guarantees and revenue share payments of approximately $4.6 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $21.6 million; (iii) amortization of our Maven Platform of approximately $2.0 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); (iv) royalty fees of approximately $11.3 million; (v) hosting, bandwidth, and software licensing fees of approximately $1.1 million; (vi) printing, distribution, and fulfillment costs of approximately $12.6 million; (vii) fees paid for data analytics and to other outside services providers of approximately $0.6 million and (viii) other costs of revenue of approximately $3.8 million.

For the nine months ended September 30, 2020, we capitalized costs related to our Maven Platform of approximately $4.1 million, as compared to approximately $2.7 million in the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the capitalization of our Maven Platform consisted of approximately $2.9 million in payroll and related expenses, including taxes and benefits, approximately $1.3 million in stock-based compensation for related personnel, and amortization of approximately $6.3 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Nine Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$27,698,182	32.4%	$4,660,213	23.7%	$23,037,969	102.0%
General and administrative	24,852,891	29.0%	17,358,764	88.4%	7,494,127	33.2%
Depreciation and amortization	12,276,990	14.3%	565,581	2.9%	11,711,409	51.9%
Total operating expenses	$64,828,063		$22,584,558		$42,243,505	187.0%

Selling and Marketing. For the nine months ended September 30, 2020, we incurred selling and marketing costs of approximately $27.7 million, as compared to approximately $4.7 million for the nine months ended September 30, 2019. The increase in selling and marketing cost of approximately $23.0 million is primarily from payroll of selling and marketing account management support teams, along with the related benefits and stock based compensation of approximately $8.0 million; circulation costs of approximately $6.2 million; advertising costs of approximately $5.6 million; and other selling and marketing related costs of approximately $2.3 million.

General and Administrative. For the nine months ended September 30, 2020, we incurred general and administrative costs of approximately $24.9 million from payroll and related expenses, professional services, occupancy costs, stock based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $17.4 million for the nine months ended September 30, 2019. The increase in general and administrative expenses of approximately $7.5 million is primarily from our increase in headcount, along with the related benefits and stock compensation of approximately $1.4 million; professional services, including accounting, legal and insurance of approximately $3.7 million; facilities costs of approximately $1.0 million, and other general corporate expenses of approximately $1.6 million.

Other (Expense) Income

The following table sets forth other (expense) income:

	Nine Months Ended September 30,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$(134,910)	1.2%	$(1,207,845)	6.9%	$1,072,935	-6.1%
Change in valuation of embedded derivative liabilities	2,173,000	-18.7%	(9,400,000)	53.7%	11,573,000	-66.2%
Interest expense	(12,169,315)	104.5%	(6,878,572)	39.3%	(5,290,743)	30.2%
Interest income	4,499	0.0%	10,983	-0.1%	(6,484)	0.0%
Liquidated damages	(1,487,577)	12.8%	(17,740)	0.1%	(1,469,837)	8.4%
Other income	(31,851)	0.3%	126	0.0%	(31,977)	0.2%
Total other expense	$(11,646,154)	100.0%	$(17,493,048)	100.0%	$5,846,894	-33.4%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the nine months ended September 30, 2020 was the result of the decrease in the fair value of the warrant derivative liabilities as of September 30, 2020, as compared to change in the valuation for the nine months ended September 30, 2019 where the change was from a decrease in the fair value of the warrant derivative liabilities as of September 30, 2019.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the nine months ended September 30, 2020 was the result of the increase in the fair value of the embedded derivative liabilities as of September 30, 2020, as compared to the change in the valuation for the nine months ended September 30, 2019 where the change was from a decrease in the fair value of the embedded derivative liabilities as of September 30, 2019.

Interest Expense. We incurred interest expense of approximately $12.2 million for the nine months ended September 30, 2020, primarily from approximately $4.9 million from amortization of debt discount on notes payable; approximately $6.8 million of accrued interest; and approximately $0.5 million of other interest, as compared to approximately $6.9 million for the nine months ended September 30, 2019, primarily from approximately $3.1 million from amortization of debt discount on notes payable; approximately $3.4 million of accrued interest; and approximately $0.4 million of other interest.

Liquidated Damages. We recorded liquidated damages of approximately $1.5 million for the nine months ended September 30, 2020, primarily from issuance of our 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock issued during 2019. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Recent Disruptions to Our Operations

Beginning in March 2020, our normal business operations were disrupted by a series of events surrounding the COVID-19 pandemic and related measures to control it. To a lesser extent, these disruptions continue as of the date the condensed consolidated financial statements for the three and nine months ended September 30, 2020 were issued. See “Item 1A, Risk Factors – Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations.”

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2020, or subject to the date we completed our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations. At September 30, 2020, we had cash of approximately $4.7 million. From October 1, 2020 through the issuance date of our accompanying condensed consolidated financial statements, we raised aggregate net proceeds of approximately $14.7 million through preferred stock private placements. As of the date our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 were issued or were available to be issued, we had cash of approximately $2.3 million. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Future Liquidity,” for additional information. We have seen stabilization in our markets since the spring of 2020 and believe that based on our current assessment of the impact of COVID-19, we have sufficient resources to fully fund our business operations through 12 months from the issuance date of our accompanying condensed consolidated financial statements. However, due to the uncertainty regarding the duration of the impact of COVID-19 and its effect on our financial performance and the potential that our traffic and advertising revenue becomes destabilized again, we may require additional capital. We have not had difficulties accessing the capital markets during 2020, however, due to the uncertainty surrounding COVID-19, we may experience difficulties in the future.

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

We have incurred losses since our inception, have yet to achieve profitable operations, and anticipate that we will continue to incur losses for the foreseeable future. We have had losses from inception, and as a result, have relied on capital funding or borrowings to fund our operations. Our accumulated deficit as of December 31, 2019 was approximately $73.0 million. Our accumulated deficit as of September 30, 2020 was approximately $140.2 million. The financial statements for the quarterly periods in fiscal 2020 are the only financial statements we have issued for any periods during fiscal 2020. While we anticipate generating profits in fiscal 2021, the uncertainty surrounding the COVID-19 pandemic yields some doubt as to our ability to do so and could require us to raise additional capital. We cannot predict whether we will be able to continue to find capital to support our business plan if the negative effects of the COVID-19 pandemic continue longer than anticipated.

We identified material weaknesses in our internal control over financial reporting. If we do not adequately address these material weaknesses or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected. As disclosed under Item 4, Controls and Procedures, of this Quarterly Report, our management has identified material weaknesses in our internal control over financial reporting at September 30, 2020 and we expect to identify material weaknesses in our internal controls over financial reporting at December 31, 2020. We expect to have remediated our material weaknesses in our internal control over financial reporting during the quarter ending June 30, 2021 of which there can be no assurance. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of these material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weaknesses or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1	Form of Series H Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2020.

10.2	Form of Series J Securities Purchase Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020.

10.3	Form of Series J Registration Rights Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2020.

10.4+	Consulting Agreement, dated August 26, 2020, by and between Maven Coalition, Inc. and James C. Heckman, Jr., which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on January 8, 2021.

10.5+	Separation Agreement, effective as of September 2, 2020, by and between the Company and James C. Heckman, Jr., which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on January 8, 2021.

10.6+	Director Agreement – Strategic Financing Addendum, dated July 31, 2020, by and between the Company and Joshua Jacobs, which was filed as Exhibit 70 to our Annual Report on Form 10-K filed on April 9, 2021.

10.7+	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as an exhibit to our Current Report on Form 8-K on February 23, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

TheMaven, Inc.

Date: May 18, 2021	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2021	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

