Form 10-K
period 2020-12-31
theMaven, Inc.
filed 2021-08-16
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(212) 321-5002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter for fiscal 2020, the aggregate market value of the common stock held by non-affiliates was $16,160,565. This calculation is based upon the closing price of the common stock of $0.65 per share on that date, as reported by the OTC Markets Group Inc.

As of August 13, 2021, the Registrant had 263,441,879 shares of common stock outstanding.

Form 10-K

EXPLANATORY NOTE

TheMaven, Inc. (“Maven,” the “Company,” “us,” “we,” or “our”), is filing this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended December 31, 2020 (the “Fiscal Year Period”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Included in this Annual Report are the Company’s audited financial statements and related financial information for the Fiscal Year Period, which have not previously been filed with the Securities and Exchange Commission (the “SEC”).

We intend to file Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2021 as soon as reasonably practicable. Following the filing of the Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, we will be current in our filing obligations.

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

This Annual Report is being filed for the fiscal year ended December 31, 2020, as a late report to comply with the reporting obligations applicable to us under the Exchange Act. Unless specifically required to provide information for the fiscal year ended December 31, 2020, by the rules and regulations of the SEC, the discussion of the business of the Company reflects its current assets and current operations. Where the information relates to the fiscal year ended December 31, 2020, we have made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the consolidated financial statements and footnotes accompanying this Annual Report and the other financial information and management’s discussion about the consolidated financial statements relate to the periods for the years ended December 31, 2020 and 2019.

Part I

Item 1. Business

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate a significant portion of the media businesses for Sports Illustrated (as defined below), own and operate TheStreet, Inc. (the “TheStreet”), and power more than 250 independent brands. The Maven technology platform (the “Maven Platform”) provides digital publishing, distribution, and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a coalition of independent, professionally managed, online media publishers (each a “Publisher Partner”). Each Publisher Partner joins the media-coalition by invitation-only and is drawn from premium media brands and independent publishing businesses. Publisher Partners publish content and oversee an online community for their respective sites, leveraging our proprietary technology platform to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. When they join, we believe Publisher Partners will benefit from the proprietary technology of the Maven Platform, techniques and relationships. Advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

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

On August 7, 2019, in connection with the TheStreet Merger, we entered into a letter agreement (the “Original Cramer Agreement”) with finance and stock market expert Jim Cramer, who co-founded TheStreet, which sets forth the terms of the Cramer Services to be provided by Mr. Cramer and Cramer Digital, Inc. (“Cramer Digital”), a production company owned and controlled by Mr. Cramer, featuring the digital rights and content created by Mr. Cramer and his team of financial experts. A second letter agreement providing additional terms was entered into on April 16, 2020 (the “Second Cramer Agreement”). We entered into a third letter agreement on January 25, 2021, which extended the notice date to cancel the third year of the term of the Original Cramer Agreement from February 7, 2021 to April 9, 2021 (the “Third Cramer Agreement” and, together with the Original Cramer Agreement and the Second Cramer Agreement, the “Cramer Agreement”). On April 6, 2021, Cramer Digital notified us that it would cancel the optional third year of the term of the Cramer Agreement and we and Cramer Digital commenced negotiation of a new contract. On August 7, 2021, we entered into an extension of the Cramer Agreement to provide Mr. Cramer's services through September 30, 2021. Further, we are in discussions about an ongoing relationship.

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

The Sports Illustrated Licensing Agreement

On June 14, 2019, we entered into a licensing agreement (the “Initial Licensing Agreement”), as amended by Amendment No. 1 to Licensing Agreement, dated September 1, 2019 (the “SI First Amendment”), Amendment No. 2 to Licensing Agreement, dated April 1, 2020 (the “SI Second Amendment”), Amendment No. 3 to Licensing Agreement, dated July 28, 2020 (the “SI Third Amendment”), Amendment No. 4 to Licensing Agreement, dated June 4, 2021 (the “SI Fourth Amendment”), and Side Letter, dated as of June 4, 2021 (the “SI Side Letter” and, together with the Initial Licensing Agreement, SI First Amendment, the SI Second Amendment, the SI Third Amendment, and the SI Fourth Amendment, the “Sports Illustrated Licensing Agreement”) with ABG-SI LLC (“ABG”), a Delaware limited liability company and indirect wholly-owned subsidiary of Authentic Brands Group, pursuant to which we have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated (“Sports Illustrated”) media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands, and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines, and the licensing and/or syndication of certain products and content under the Sports Illustrated brand (collectively, the “Sports Illustrated Licensed Brands”).

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

Acquisition of College Spun Media Incorporation

On June 4, 2021, we entered into a Stock Purchase Agreement (the “CS Purchase Agreement”) with Maven Media Brands, LLC, our wholly owned subsidiary (“Maven Media”), College Spun Media Incorporated (“The Spun”), and it shareholders, (the “Seller Parties”), pursuant to which, Maven Media acquired all of the issued and outstanding shares of capital stock of The Spun (“The Spun Stock”).

Pursuant to the terms and subject to the conditions set forth in the CS Purchase Agreement, in exchange for The Spun Stock, Maven Media agreed to pay a purchase price, comprised of a cash payment of an aggregate of $11 million (the “Cash Payment”) and the issuance of an aggregate of 4,285,714 restricted shares of our common stock (the “Stock Payment”), with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date. The Cash Payment will be paid as follows: (i) on the closing date, a cash payment of $10 million; (ii) on the first anniversary of the closing date, a cash payment of $500,000; and (iii) on the second anniversary of the closing date, a cash payment of $500,000. The Cash Payment is subject to a customary working capital adjustment based on cash and accounts receivable targets of The Spun as of the closing. Further, the vesting of the Stock Payment held by the Seller Parties is subject to the continued employment of certain senior executives of The Spun.

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

The Maven Technology Platform

We developed the Maven Platform, a proprietary online publishing platform that provides our owned and operated media businesses, Publisher Partners, whom are third parties producing and publishing content on their own domains, and individual creators contributing content to our owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by us. We have also developed proprietary advertising technology, techniques and relationships that allow us, our Publisher Partners and Expert Contributors to monetize online, editorially focused content through various display and video advertisements and tools and services for driving a subscription or membership based business and other monetization services (the “Monetization Solutions” and, together with the Maven Platform, the “Maven Platform Services”).

The Maven Platform comprises state-of-the-art publishing tools, video platforms, commenting features, social distribution channels, newsletter technology, machine learning content recommendations, notifications and other technology, that deliver a complete set of features to drive a digital media business in an entirely cloud-based suite of services. Our software engineering and product development teams are experienced at delivering these services at scale. We continue to develop the Maven Platform software by combining proprietary code with components from the open-source community, plus select commercial services as well as identifying, acquiring, and integrating other platform technologies, where we see unique long-term benefits to us.

The Maven Platform Services include:

1.	Content management, machine learning driven content recommendations, traffic redistribution, hosting and bandwidth;
2.	Video publishing, hosting, and player solution via an integrated set of third-party providers;
3.	Dashboards for our Publisher Partners as well as integration with leading analytics services like Google Analytics;
4.	Digital subscriptions and membership with paywalls, exclusive member access, and metering, credit card processing and reporting;
5.	User account management;
6.	User account migration to platform, including emails and membership data;
7.	Technical support team to train and support our Publisher Partners and staff (if applicable) on the Maven Platform;
8.	Advertising serving, trafficking/insertion orders, yield management, and reporting and collection;
9.	Dedicated customer service and sales center to assist our Publisher Partners with customer support, sign-ups, cancellations, and “saves”;

10.	Services for maintaining evergreen content to Expert Contributors;
11.	Various syndication integrations (e.g., Apple News, Facebook Instant Articles, Google AMP, Google news, and RSS feeds);
12.	Structured data objects (i.e., structured elements such as recipes or products); and
13	Other features, as they may be added to the Maven Platform from time to time.

Our Platform Partners use the Maven Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of our Publisher Partners and us (the “Partnership Agreements”). Pursuant to the Partnership Agreements, we and our Publisher Partners split revenue generated from the Maven Platform Services used in connection with the Publisher Partner’s content based on certain metrics such as whether the revenue was from direct sales, was generated by our Publisher Partner or us, was generated in connection with a subscription or a membership, was based on standalone or bundled subscriptions or whether the revenue was derived from affiliate links.

Subject to the terms and conditions of each Partnership Agreement and in exchange for the Maven Platform Services, our Publisher Partners grant us, for so long as our Publisher Partner’s assets are hosted on the Maven Platform, (i) exclusive control of ads.txt with respect to our Publisher Partner’s domains and (ii) the exclusive right to include our Publisher Partner’s website domains and related URLs in our coalition in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen and/or other similar measuring services selected by us. As such, the Maven Platform serves as the primary digital media and social platform with respect to each of our Publisher Partners’ website domains during the applicable term of each Partnership Agreement.

Our Brands and Growth Strategy

Our growth strategy is to continue to expand the coalition by adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Maven Platform. In each vertical, we seek to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Publisher Partners and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Maven Platform.

Maven

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate, and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 250 independent brands. These brands range from niche media businesses to world-leading independent publishers, operating on the Maven Platform, a shared digital publishing, monetization, and distribution platform.

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

Finance and stock market expert Jim Cramer, who co-founded TheStreet, and his team of financial experts continue their influential work with the brand. As part of the closing of the TheStreet Merger, we entered into the Cramer Agreement with Mr. Cramer, pursuant to which Mr. Cramer and his production company, Cramer Digital, provides the Cramer Services, including certain content offerings under Mr. Cramer’s editorial control. On April 6, 2021, Cramer Digital notified us that it would cancel the optional third year of the term of the Cramer Agreement and we and Cramer Digital commenced negotiation of a new contract. On August 7, 2021, we entered into an extension of the Cramer Agreement to provide Mr. Cramer's services through September 30, 2021. Further, we are in discussions about an ongoing relationship.

HubPages

We acquired HubPages to enhance the user’s experience by increasing content, including from Expert Contributors. HubPages operates a network of 28 premium content channels that act as an open community for writers, explorers, knowledge seekers, and conversation starters to connect in an interactive and informative online space. HubPages operates in the United States.

Say Media

We acquired Say Media to enhance the user’s experience by increasing content. Now fully integrated into the Maven Platform, Say Media’s technology provides a comprehensive online media publishing platform and enables brand advertisers to engage today’s social media consumer through rich advertising experiences across its network of web properties. Say Media operated in the United States and previously maintained subsidiaries located in the United Kingdom, Canada, and Australia.

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

The Spun

The Spun (thespun.com), founded in September of 2012, is an independent sports publication that brings readers the most interesting athletic stories of the day. The Spun reaches approximately 15 million unique readers per month and focuses on the social media aspect of the industry.

Intellectual Property

We have seven patent registrations in the United States in connection with our technology. All of our patent registrations are owned by Maven Coalition.

Maven and Key Design

We currently have trademark registrations directed to our primary key design logo and the MAVEN name in the United States, Australia, China, the European Union (the “EU”), the United Kingdom, India, Japan, and New Zealand, as well as international Madrid Protocol registrations. We have trademark applications directed to our primary key design logo and the MAVEN name pending in Canada.

Moreover, we have a United States trademark registration for the word mark MAVEN COALITION, trademark registrations in the EU and the United Kingdom for the word mark THEMAVEN, and a United States trademark registration for the word mark A MAVEN CHANNEL. We have trademark registrations for the work mark A MAVEN CHANNEL in Australia, the EU, and the United Kingdom, and applications for the word mark A MAVEN CHANNEL pending in Canada, Mexico, and New Zealand, as well as an international Madrid Protocol registration.

We have trademark registrations for the word marks BULL MARKET FANTASY, LIFTIGNITOR, SAY DAILY, SAY MEDIA, STREETLIGHTNING, AND TEMPEST in the United States and a trademark application for BULL MARKET FANTASY pending in Canada. We have trademark applications for the word marks THE ARENA, THE ARENA GROUP, AND SPORTSLIGHTNING pending in the United States.

TheStreet

We have trademark registrations for the word marks THESTREET and THESTREET.COM, and for the related THE STREET design mark in the United States. We have trademark registrations for the word marks ACTION ALERTS PLUS, ALPHA RISING, BANKING MY WAY, INCOME SEEKER, and REALMONEY in the United States, and a trademark registration for MAIN ST and design mark in the United States.

HubPages

We have trademark registrations for the word mark HUBPAGES in the United States, Australia, China, the EU, the United Kingdom, Japan, the Republic of Korea, Canada, Hong Kong, New Zealand, India, Peru, South Africa, Argentina, Brazil, Colombia, Indonesia, Mexico, and the Philippines, as well as an international Madrid Protocol registration.

We continue to file updated trademark applications to reflect our branding evolution and intend to continue strengthening our trademark portfolio as financial resources permit.

Our Publisher Partners and Licensing

In connection with our Partnership Agreements and any other applicable agreements between us and our Publisher Partners, (i) we and our affiliates own and retain (a) all right, title, and interest in and to the Maven Platform, Monetization Solutions and data collected by us, and (b) we and our licensors’ trademarks and branding and all software and technology we use to provide and operate the Maven Platform and Monetization Solutions, and (ii) each Publisher Partner owns and retains (a) all right, title, and interest in and to the Publisher Partner’s assets, content, and data collected by Publisher Partner and (b) each Publisher Partner’s trademarks and branding.

Seasonality

We expect to experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Competition

Currently, we believe that there are dozens of competitors delivering niche media content on the web and on mobile devices and an even broader array of general media companies and major media brands. All those competitors use mobile alerts, invest heavily in video, and leverage social media. We believe that we have developed distribution, production, and technology tactics that are superior because our management team’s tactics in the past with prior companies have proven to be highly engaging and effective for our particular model, which organizes channels into interest groups, led by key brands, such as Sports Illustrated in the sports vertical and TheStreet in the finance vertical.

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

Employees

Our total number of employees as of June 30, 2021 was 328, of which 290 were full-time employees.

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

RISKS RELATED TO OUR BUSINESS AND OUR FINANCIAL CONDITION

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”). An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread globally. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. Many national governments and sports authorities around the world made the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. In addition, many governments and businesses limited non-essential work activity, furloughed, and/or terminated many employees and closed some operations and/or locations, all of which has had a negative impact on the economic environment.

Beginning in March 2020, as a result of the COVID-19 pandemic, our revenue and earnings began to decline largely due to the cancellation of high attendance sports events and the resulting decrease in traffic to the Maven Platform and advertising revenue. This initial decrease in revenue and earnings were partially offset by revenues generated by TheStreet, as well as some recovery of sporting events (including, in some cases, limited in-person attendance) that have generated content for the Sports Illustrated Licensed Brands. Through the spring of 2021, we have increasingly seen sports leagues and events return to pre-pandemic scheduling, as well as additional lifting of restrictions on in-person attendance at sporting events, which have continued to result in some recovery of our operational and financial performance. Despite this initial recovery, the future impact, or continued impact, from the COVID-19 pandemic remains uncertain.

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

Because of the effects of COVID-19 pandemic and the uncertainty about their persistence, we may need to raise more capital to continue operations. At December 31, 2020, we had cash of approximately $9.0 million. From January 1, 2021 through the issuance date of our accompany consolidated financial statements, we raised aggregate net proceeds of approximately $19.6 million through private placements of our common stock, of which approximately $11 million was applied to the cash portion of the purchase of The Spun. As of the date our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued, we had cash of approximately $7.5 million. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section entitled “Future Liquidity,” for additional information. We have seen stabilization in our markets since May of 2020 and believe that based on our current assessment of the impact of COVID-19, we have sufficient resources to fully fund our business operations through 12 months from the issuance date of our accompanying consolidated financial statements. However, due to the continuing uncertainty regarding the duration of the impact of COVID-19 and its effect on our financial performance and the potential that our traffic and advertising revenue becomes destabilized again, we may require additional capital. We have not had difficulties accessing the capital markets during 2020 and 2021, however, due to the continuing uncertainty surrounding COVID-19, we may experience difficulties in the future.

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

We have incurred losses since our inception, have yet to achieve profitable operations, and anticipate that we will continue to incur losses for the foreseeable future. We have had losses from inception, and as a result, have relied on capital funding or borrowings to fund our operations. Our accumulated deficit as of December 31, 2020 was approximately $162.1 million. We have not issued our financial statements for any periods during fiscal 2021. While we anticipate generating positive cash flow in fiscal 2021, the uncertainty surrounding the COVID-19 pandemic yields some doubt as to our ability to do so and could require us to raise additional capital. We cannot predict whether we will be able to continue to find capital to support our business plan if the negative effects of the COVID-19 pandemic continue longer than anticipated.

We identified material weaknesses in our internal control over financial reporting. If we do not adequately address these material weaknesses or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, our financial statements could contain material misstatements and our business, operations and stock price may be adversely affected. As disclosed under Item 9A, Controls and Procedures, of this Annual Report, our management has identified material weaknesses in our internal control over financial reporting at December 31, 2020 and we expect to continue to have material weaknesses in our internal controls over financial reporting at March 31, 2021, June 30, 2021 and September 30, 2021. We expect to have remediated our material weaknesses in our internal control over financial reporting by December 31, 2021, of which there can be no assurance. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Although no material misstatement of our historical financial statements was identified, the existence of these material weaknesses or significant deficiencies could result in material misstatements in our financial statements and we could be required to restate our financial statements. Further, significant costs and resources may be needed to remediate the identified material weaknesses or any other material weaknesses or internal control deficiencies. If we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal controls. If we cannot produce reliable financial reports, investors may lose confidence in our financial reporting, the price of our common stock could be adversely impacted and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could negatively impact our business, financial condition, and results of operations.

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

If we fail to retain current users or add new users, or if our users decrease their level of engagement with the Maven Platform, our business would be seriously harmed. The success of our business heavily depends on the size of our user base and the level of engagement of our users. Thus, our business performance will also become increasingly dependent on our ability to increase levels of user engagement in existing and new markets. We are continuously subject to a highly competitive market in order to attract and retain our users’ attention. A number of factors could negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing platforms instead of ours;

●	we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;

●	we fail to accurately anticipate consumer needs, or we fail to innovate and develop new software and products that meet these needs;

●	we fail to price our products competitively;

●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;

●	we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage on our products;

●	there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;

●	there are increased user concerns related to privacy and information sharing, safety, or security;

●	there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;

●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;

●	we, our Publisher Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or

●	we fail to maintain our brand image or our reputation is damaged.

Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or our Publisher Partners, thereby reducing our revenues from them, which may have a material and adverse impact on our business, financial condition, and results of operations. In addition, there can be no assurance that we will succeed in developing products and services that eventually become widely accepted, that we will be able to timely release products and services that are commercially viable, or that we will establish ourselves as a successful player in a new business area. Our inability to do so would have an adverse impact on our business, financial condition, and results of operations.

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

We may have difficulty managing our growth. We have added, and expect to continue to add, publisher partner and end-user support capabilities, to continue software development activities, and to expand our administrative operations. In the past two years, we have entered into multiple strategic transactions. These strategic transactions, which have significantly expanded our business, have and are expected to place a significant strain on our managerial, operational, and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service, and financial systems, procedures and controls and expand, train, and manage our growing employee base. We also will be required to expand our finance, administrative, technical, and operations staff. There can be no assurance that our current and planned personnel, systems, procedures, and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate, and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

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

We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel, the loss of which could adversely affect our business. Our future success largely depends upon the continued services of our key executive officers, management team, and other key personnel. The loss of the services of any of such key personnel could have a material adverse effect on our business, operating results, and financial condition. We depend on the continued services of our key personnel as they work closely with both our employees and our Publisher Partners. Such key personnel are also responsible for our day-to-day operations. Although we have employment agreements with some of our key personnel, these are at-will employment agreements, albeit with non-competition and confidentiality provisions and other rights typically associated with employment agreements. We do not believe that any of our executive officers are planning to leave or retire in the near term; however, we cannot assure that our executive officers or members of our management team will remain with us. We also depend on our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, sales, operational, business development, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The loss or limitation of the services of any of our executive officers, members of our management team, or key personnel, including our regional and country managers, or the inability to attract and retain additional qualified key personnel, could have a material adverse effect on our business, financial condition, or results of operations.

We are dependent on the continued services and on the performance of key third party content contributors, the loss of which could adversely affect our business. We rely on content contributed by third party providers, which has in turn attracted users that drive advertising and subscription revenue. The loss of the services of any of such key contributors could have a material adverse effect on our business, operating results, and financial condition. Although we have service agreements with some of our key contributors, many are short term in nature or have cancelation clauses in the agreements. We also depend on our ability to identify, attract, and retain, other highly skilled third-party content contributors. Competition for such contributors is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain them. The loss or limitation of the services of any of our key third party contributors, or the inability to attract and retain additional qualified key contributors, could have a material adverse effect on our business, financial condition, or results of operations.

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

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. Our growth will depend in part on the ability of our users and Publisher Partners to access the Maven Platform at any time and within an acceptable amount of time. We believe that the Maven Platform is proprietary and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that the Maven Platform may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Maven Platform software simultaneously, denial of service attacks, or other security related incidents. We may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain and/or improve our performance, especially during peak usage times and as the Maven Platform becomes more complex and our user traffic increases. If the Maven Platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, the Partnership Agreements with our Publisher Partners include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the Maven Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

We operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities. We rely on software and services licensed from, and cloud platforms provided by, third parties in order to offer our digital media services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our business. Any damage to, or failure of, these third-party systems generally could result in interruptions in the availability of our digital media services. As a result of this third-party reliance, we may experience the aforementioned issues, which could cause us to render credits or pay penalties, could cause our Publisher Partners to terminate their contractual arrangements with us, and could adversely affect our ability to grow our audience of unique visitors, all of which could reduce our ability to generate revenue. Our business would also be harmed if our users and potential users believe our product and services offerings are unreliable. In the event of damage to, or failure of, these third-party systems, we would need to identify alternative channels for the offering of our digital media services, which would consume substantial resources and may not be effective. We are also subject to certain standard terms and conditions with Amazon Web Services and Google Cloud related to data storage purposes. These providers have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with Amazon Web Services, Google Cloud, and other third-party suppliers is critical to our success.

Real or perceived errors, failures, or bugs in the Maven Platform could adversely affect our operating results and growth prospects. Because the Maven Platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Despite testing by us, errors, failures, vulnerabilities, or bugs may not be found in the Maven Platform until after they are deployed to our customers. We expect from time to time to discover software errors, failures, vulnerabilities, and bugs in the Maven Platform and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to our Publisher Partners and used by subscribers. Real or perceived errors, failures, or bugs in our software could result in negative publicity, loss of or delay in market acceptance of the Maven Platform, loss of competitive position, or claims by our Publisher Partners or subscribers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

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

Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability and regulatory exposure, reputational harm and increased security costs. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. We expect to incur significant costs in ongoing efforts to detect and prevent cybersecurity-related incidents and these costs may increase in the event of an actual or perceived data breach or other cybersecurity incident. The COVID-19 pandemic has increased opportunities for cyber-criminals and the risk of potential cybersecurity incidents, as more companies and individuals work online. We cannot ensure that our efforts to prevent cybersecurity incidents will succeed. An actual or perceived breach of our cybersecurity could impact the market perception of the effectiveness of our cybersecurity controls. If our users or business partners, including our Publisher Partners, are harmed by such an incident, they could lose trust and confidence in us, decrease their use of our services or stop using them in entirely. We could also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties, which in turn could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these types of matters, a significant cybersecurity incident could subject us to liability or other damages that exceed our insurance coverage.

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

On August 7, 2019, as part of its acquisition of TheStreet, we assumed the office lease of approximately 35,000 rentable square feet at 14 Wall Street, 15th Floor, New York, New York 10005. The lease had a remaining term of 16 months, expiring on December 31, 2020. Monthly lease payments from January 1, 2016 through December 31, 2020 were $150,396. On October 30, 2020, we entered into a surrender agreement (the “Surrender Agreement”) pursuant to which we effectively surrendered the property back to the owner and landlord. Pursuant to the Surrender Agreement, we agreed to pay $68,868 per month from January 2021 through June 1, 2022 to satisfy the total outstanding balance of $1,239,626 owed to the lessor. The first $500,000 of payments was drawn from a security deposit, which is held by the lessor. The lessor agreed not to charge any late fees, interest charges, or other penalties relating to the surrender of the property.

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

Effective March 1, 2020, we entered into a corporate apartment lease (the “30 West Lease”) at 30 West Street, New York, New York 10004. The 30 West Lease has a term of 18 months, expiring on August 31, 2021, with monthly lease payments of $8,000 through February 2021 and $8,500 from March 2021 through the expiration of the lease. We terminated this lease in December 2020.

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

	Common Stock
	(MVEN)
	High	Low
2021
First Quarter	$3.00	$0.42
Second Quarter	$1.04	$0.56
Third Quarter (1)	$0.81	$0.50
2020
First Quarter	$0.99	$0.31
Second Quarter	$0.80	$0.30
Third Quarter	$1.12	$0.50
Fourth Quarter	$0.90	$0.50
2019
First Quarter	$0.75	$0.40
Second Quarter	$0.70	$0.37
Third Quarter	$1.00	$0.50
Fourth Quarter	$0.94	$0.56

(1)	Through August 12, 2021.

Holders

As of August 12, 2021, there were approximately 250 holders of record of our common stock. We believe that there are additional holders of our common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders. As of such date, 263,441,879 shares of our common stock were issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 15, 2020, we entered into the Fourth Amendment, pursuant to which we agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of our officers, and his spouse, an aggregate of approximately 44,356 shares of our common stock at a price of $4.00 per share each month for a period of 24 months. The details of these repurchases are as follows:

Period	(a) Total number of shares (or units purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units that may yet be purchased under the plans or programs
December 30, 2020	44,356	$4.00	-	1,020,193
January 29, 2021	44,356	$4.00	-	975,837
March 1, 2021	44,356	$4.00	-	931,481
June 1, 2021 (1)	133,068	$4.00	-	798,413
July 1, 2021	44,356	$4.00	-	754,057
July 30, 2021	44,356	$4.00		709,701

(1)	Pursuant to the terms of the Fourth Amendment, we have the discretion to determine on a monthly basis whether to make a repurchase for such month. For the months of April and May 2021, we did not make any repurchases pursuant to the Fourth Amendment. Accordingly, in June 2021, we repurchased 133,068 shares, comprised of the 44,356 shares for April 2021, 44,356 shares for May 2021, and 44,356 shares for June 2021.

Recent Sales of Unregistered Securities

On January 1, 2020, we issued 562,500 shares of our common stock as restricted stock awards to certain members of our Board subject to continued service with us. The awards vest over a twelve-month period from the grant date. The per share value on the grant date was $0.18. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report includes the business and financial information for the Fiscal Year Period (i.e., the year ended December 31, 2020). Therefore, this Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an analysis of the financial condition and results of operations for the Fiscal Year Period. The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Please see “Our Future Business” and “Future Liquidity” for additional important information.

Overview

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 250 independent brands. The Maven Platform provides digital publishing, distribution and monetization capabilities to our own Sports Illustrated and TheStreet media businesses as well as to the Publisher Partners. Generally, the Publisher Partners are independently owned strategic partners who receive a share of revenue from the interaction with their content. They also benefit from our membership marketing and management systems to further enhance their revenue.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities. By adding premium content brands, we will further expand the scale of the Maven Platform, improve monetization effectiveness in both advertising and subscription revenues, and enhance the attractiveness to consumers and advertisers.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity consisted of cash of approximately $9.0 million. In addition, we had the use of additional proceeds from our working capital facility with FPP Finance LLC (“FastPay”), As of the issuance date of our consolidated financial statements for the year ended December 31, 2020, we had also received proceeds from a private placement of our common stock of approximately $20.0 million, which is discussed in greater detail below in the section entitled “Future Liquidity.”

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

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of December 31, 2020 and 2019 was as follows:

	As of December 31,
	2020	2019
Current assets	$73,846,465	$48,160,360
Current liabilities	(107,562,825)	(87,541,031)
Working capital deficit	(33,716,360)	(39,380,671)

As of December 31, 2020, we had a working capital deficit of approximately $33.7 million, as compared to approximately $39.4 million as of December 31, 2019, consisting of approximately $73.8 million in total current assets and approximately $107.6 million in total current liabilities. Included in current assets as of December 31, 2020, was approximately $0.5 million of restricted cash. Also included in our working capital deficit is approximately $1.1 million of warrant derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $32.6 million. We had a working capital deficit as of December 31, 2019, consisting of approximately $48.2 million in total current assets and approximately $87.5 million in total current liabilities.

Our cash flows during the years ended December 31, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(32,294,587)	$(56,954,306)
Net cash used in investing activities	(4,927,833)	(19,019,191)
Net cash provided by financing activities	37,284,011	82,919,298
Net (decrease) increase in cash, cash equivalents, and restricted cash	$61,591	$6,945,801
Cash, cash equivalents, and restricted cash, end of year	$9,534,681	$9,473,090

For the year ended December 31, 2020, net cash used in operating activities was approximately $32.3 million, consisting primarily of: approximately $116.0 million of cash received from customers (including payments received in advance of performance obligations); less (i) approximately $148.3 million of cash paid (a) to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and (b) for revenue share arrangements and professional services; and (ii) approximately $0.6 million of cash paid for interest; as compared to the year ended December 31, 2019, where net cash used in operating activities was approximately $57.0 million, consisting primarily of: approximately $47.4 million of cash received from customers (including payments received in advance of performance obligations); less (y) approximately $104.4 million of cash paid (a) to employees, Publisher Partners, suppliers, and vendors, and (b) for revenue share arrangements, advance of royalty fees and professional services; and (z) approximately $2.9 million of cash paid for interest.

For the year ended December 31, 2020, net cash used in investing activities was approximately $4.9 million, consisting primarily of (i) approximately $0.3 million for the acquisition of a business; (ii) approximately $1.2 million for purchases of property and equipment; (iii) approximately $3.8 million for capitalized costs for our Maven Platform; and (iv) approximately $0.4 million from proceeds for the sale of intangible assets; as compared to the year ended December 31, 2019, where net cash used in investing activities was approximately $19.0 million, consisting primarily of (x) approximately $16.3 million for the acquisition of a business; (y) approximately $0.2 million for purchases of property and equipment; and (z) approximately $2.5 million for capitalized costs for our Maven Platform.

For the year ended December 31, 2020, net cash provided by financing activities was approximately $37.3 million, consisting primarily of: (i) approximately $20.6 million in net proceeds from the issuance of Series H Convertible Preferred Stock (the “Series H Preferred Stock”), Series J Convertible Preferred Stock (“Series J Preferred Stock”), and Series K Convertible Preferred Stock (“Series K Preferred Stock”); (ii) approximately $7.2 million in borrowings under our line of credit; (iii) approximately $11.1 million in net proceeds from long-term debt consisting of the 15% delayed draw term note (the “Term Note”) and the Paycheck Protection Program Loan issued under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); less (iv) approximately $1.1 million in repayments under the 12% senior secured subordinated convertible debentures (referred to herein as the “12% convertible debentures”) (for additional information, see Note 18, Convertible Debt, in our accompanying consolidated financial statements); and (v) approximately $0.5 million in payments for tax withholdings on the net settlement of share awards; as compared to the year ended December 31, 2019, where net cash provided by financing activities was approximately $82.9 million, consisting primarily of: (i) approximately $36.1 million in net proceeds from the issuance of Series I Convertible Preferred Stock (“Series I Preferred Stock”) and Series J Preferred Stock; (ii) approximately $2.0 million in gross proceeds from the sale of the 12% convertible debentures; and (iii) approximately $46.5 million in net proceeds from the issuance of long-term debt (the “12% Amended Senior Secured Notes”), less repayments of other long-term debt; offset by (x) approximately $0.3 million in payments for tax withholdings on the net settlement of share awards; (y) approximately $1.0 million in repayments under our line of credit; and (z) approximately $0.4 million in the repayment of officer promissory notes.

During the year ended December 31, 2020, we received aggregate gross proceeds of approximately $20.8 million from the issuance of our Series H Preferred Stock, Series K Preferred Stock and Series J Preferred Stock (as further described in Note 20, Preferred Stock, in our accompanying consolidated financial statements). All of the shares of Series K Preferred Stock and Series J Preferred Stock automatically converted into shares of our common stock on or about December 18, 2020, the date on which we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), to increase the number of authorized shares of our common stock to at least a number permitting such preferred stock shares to be converted in full. As of December 31, 2020, we had no shares of Series K or Series J Preferred Stock outstanding. For additional information, see Note 20, Preferred Stock, in our accompanying consolidated financial statements.

Debt Financings

Net proceeds from our debt financings (see Note 14, Line of Credit, and Note 19, Long-term Debt, in our accompanying consolidated financial statements for additional information) consisted of the following:

FastPay Credit Facility. On February 6, 2020, we entered into a financing and security agreement with FastPay, pursuant to which FastPay extended a $15.0 million line of credit for working capital purposes secured by a first lien on all of our cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. This line of credit was amended by that certain first amendment to financing and security agreement dated March 24, 2020 to permit us to amend and restate the 12% senior secured notes. The aggregate principal amount outstanding, plus accrued and unpaid interest, as of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2020 was approximately $6.5 million.

Amended and Restated 12% Senior Secured Notes. On February 27, 2020, we entered into a second amendment to the amended and restated note purchase agreement (the “Second Amendment to A&R NPA”), which further amended the amended and restated note purchase agreement, dated as of June 14, 2019 (the “A&R NPA”), with one accredited investor, BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”). The Second Amendment to A&R NPA further amended the amended and restated 12% senior secured note due June 14, 2022. Pursuant to the Second Amendment to A&R NPA, we replaced our previous $3.5 million working capital facility with Sallyport Commercial Finance, LLC with a new $15.0 million working capital facility with FastPay; and (ii) BRF Finance issued a letter of credit in the amount of approximately $3.0 million to our landlord for our lease of the premises located at 225 Liberty Street, 27th Floor, New York, New York 10281. All borrowings under the amended and restated 12% senior secured notes are collateralized by substantially all of our assets.

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

On October 23, 2020, we entered into Amendment No. 1 to the Second A&R NPA with BRF Finance (“Amendment 1”), pursuant to which the maturity date of the 12% senior secured notes was changed to December 31, 2022 or an earlier date if the obligations have been accelerated pursuant to and in accordance with the terms of Amendment 1. Pursuant to Amendment 1, interest payable on the existing 12% senior secured notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of common stock, all such interest amounts can be paid in shares of our common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments.

On May 19, 2021, we entered into an amendment to the Second A&R NPA (“Amendment 2”) with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent for the purchasers and as purchaser, which further amended the 12% senior secured notes. Pursuant to Amendment 2: (i) the interest rate on the 12% senior secured notes decreased from a rate of 12% per annum to a rate of 10% per annum; (ii) the interest rate on the Term Note decreased from a rate of 15% per annum to a rate of 10% per annum; and (iii) we agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, we would prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation did not apply to any proceeds that we received from the sale and issuance of shares of our common stock pursuant to the securities purchase agreement during the 90-day period commencing on May 20, 2021.

The balance outstanding under our amended and restated 12% senior secured notes as of the issuance date of our consolidated financial statements for the year ended December 31, 2020 was $59.6 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $7.5 million that we were permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.4 million).

Delayed Draw Term Note. Pursuant to the Second A&R NPA, we agreed to issue, at BRF Finance’s option, the Term Note, in the aggregate principal amount of $12.0 million to the investor. On March 24, 2020, we drew down approximately $6.9 million under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of approximately $0.7 million, and other of its legal fees and expenses that we incurred, we received net proceeds of $6.0 million. The net proceeds were used by us for working capital and general corporate purposes. Additional borrowings under the Term Note requested by us may be made at the option of the purchasers. Up to $8.0 million in principal amount under the Term Note was originally due on March 31, 2021. Interest on amounts outstanding under the Term Note was payable in-kind in arrears on the last day of each fiscal quarter.

Pursuant to the terms of Amendment 1, the maturity date was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that BRF Finance, as holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to the Conversion Portion (as defined in Amendment 1) of the Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of our common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of our common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments.

On October 23, 2020, approximately $3.4 million, including approximately $3.3 million of principal amount of the Term Note and approximately $0.7 million of accrued interest, had been converted into shares of our Series K Preferred Stock. The aggregate principal amount outstanding under the Term Note as of the issuance date of our consolidated financial statements for the year ended December 31, 2020 was approximately $4.7 million (including payment of in-kind interest of approximately $1.1 million, which was added to the outstanding Term Note balance).

Pursuant to the terms of Amendment 2, the interest rate on the Term Note decreased from a rate of 15% per annum to a rate of 10% per annum.

Paycheck Protection Program Loan. On April 6, 2020, we issued a note in favor of JPMorgan Chase Bank, N.A., pursuant to the recently enacted CARES Act administered by the U.S. Small Business Administration (“SBA”). We received total proceeds of approximately $5.7 million under the note. In accordance with the requirements of the CARES Act, we used the proceeds from the note primarily for payroll costs. The note was scheduled to mature on April 6, 2022, had a 0.98% interest rate and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The balance outstanding as of December 31, 2020 was approximately $5.7 million.

Pursuant to the CARES Act, the note was eligible for partial forgiveness for the principal amounts that were used for the limited purposes that qualified for forgiveness under SBA requirements. In order to obtain forgiveness, we requested such forgiveness, provided the requisite documentation in accordance with the SBA requirements, and certified that the amounts we were requesting to be forgiven qualified under those requirements. On June 22, 2021, we received notification from the SBA that our loan was fully forgiven.

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

Future Liquidity

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had revenues of approximately $128.0 million during fiscal 2020 and have experienced recurring net losses from operations and negative operating cash flows. Consequently, we were dependent upon continued access to funding and capital resources from both new investors and related parties. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our growth plan and plan of operations. These financings may include terms that may be highly dilutive to existing stockholders.

From January 1, 2021 to the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2020, we continued to incur operating losses and negative cash flow from operating and investing activities. We have raised $20.0 million in net proceeds pursuant to the sale of shares of our common stock. Our cash balance as of the date our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued was approximately $13.9 million. Net proceeds from issuances of our common stock (as further described in Note 27, Subsequent Events, in our accompanying consolidated financial statements) consisted of the following:

On May 20 and 25, 2021, we entered into securities purchase agreements with several accredited investors, pursuant to which we sold an aggregate of 21,435,718 shares of our common stock, at a per share price of $0.70, for aggregate gross proceeds of approximately $15.0 million in a private placement. On June 2, 2021, we entered into a securities purchase agreement with an accredited investor, pursuant to which we sold an aggregate of 7,142,857 shares of our common stock, at a per share price of $0.70, for gross proceeds of approximately $5.0 million in a private placement that was in addition to the two earlier closing that occurred on May 20 and 25, 2021. We intend to use the proceeds for general corporate purposes.

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

We have had a history of recurring losses. Our recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet its obligations when due. The operating loss realized in fiscal 2020 was primarily a result of the impact on our business from the COVID-19 pandemic and the related shut down of most professional and collegiate sports, which reduced user traffic and advertising revenue. The operating loss realized in fiscal 2019 was primarily a result of a marketing investment in customer growth, together with investment in people and technology as we continued to expand our operations, and operations rapidly expanding during fiscal 2019 with the TheStreet Merger and the Sports Illustrated Licensing Agreement.

As reflected in our accompanying consolidated financial statements, we had revenues of approximately $128.0 million for the year ended December 31, 2020, and have experienced recurring net losses from operations, negative working capital and negative operating cash flows. During the year ended December 31, 2020, we incurred a net loss attributable to common stockholders of approximately $104.7 million, utilized cash in operating activities of approximately $32.3 million, and as of December 31, 2020, had an accumulated deficit of approximately $162.1 million. We have financed our working capital requirements since inception through the issuance of debt and equity securities.

The negative impact from the COVID-19 pandemic during 2021 has been to a lesser extent than in 2020. Beginning in 2021, restrictions on non-essential work activity have begun to lift and sporting and other events have begun to be held, with attendance closer to pre-pandemic levels, which has resulted in an increase in traffic to the Maven Platform and, thereby an increase in advertising revenue. The ultimate extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic, whether related group gathering and sports event advisories and restrictions will be put in place again, and the extent and effectiveness of containment and other actions taken, including the percentage of the population that receives COVID-19 vaccinations, all of which remain uncertain at the time of issuance of our accompanying consolidated financial statements.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements. Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued.

Management’s assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. The factors that we considered important in its going concern analysis, include, but are not limited to, our fiscal 2021 cash flow forecast and our fiscal 2021 operating budget. Management also considered our implementation of additional measures, if required, related to potential revenue and earnings declines from COVID-19. These factors consider information including, but not limited to, our financial condition, liquidity sources, obligations due within one year after the issuance date of our accompanying consolidated financial statements, the funds necessary to maintain operations and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

In particular, our plan for the: (1) 2021 cash flow forecast, considered the use of our working capital line with FastPay (as described in Note 19, Long-term Debt, in our accompanying consolidated financial statements) to fund changes in working capital, under which we have available credit of approximately $8.5 million as of the issuance date of these consolidated financial statements for the year ended December 31, 2020, and that we do not anticipate the need for any further borrowings that are subject to the approval of the holders of the Term Note (as described in Note 19, Long-term Debt, in our accompanying consolidated financial statements), under which we may be permitted to borrow up to an additional $5 million; and (2) 2021 operating budget, considered that approximately fifty-eight percent of our revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent in 2020 demonstrating the strength of our premium brand, and the plan to continue to grow our subscription revenue from our acquisition of TheStreet in 2019 (as described in Note 3, Acquisitions, in our accompanying consolidated financial statements) and to grow premium digital subscriptions from our Sports Illustrated Licensed Brands (as described in Note 3, Acquisitions, in our accompanying consolidated financial statements), which were launched in February 2021.

We have considered both quantitative and qualitative factors as part of the assessment that are known or reasonably knowable as of the date our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued, and concluded that conditions and events considered in the aggregate, do not raise substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date.

Results of Operations

Comparison of Fiscal 2020 to Fiscal 2019

	Years Ended December 31,		2020 versus 2019
	2020	2019	$ Change	% Change
Revenue	$128,032,397	$53,343,310	$74,689,087	140.0%
Cost of revenue	103,063,445	47,301,175	55,762,270	117.9%
Gross profit (loss)	24,968,952	6,042,135	18,926,817	313.2%
Operating expenses
Selling and marketing	43,589,239	12,789,056	30,800,183	240.8%
General and administrative	36,007,238	29,511,204	6,496,034	22.0%
Depreciation and amortization	16,280,475	4,551,372	11,729,103	257.7%
Total operating expenses	95,876,952	46,851,632	49,025,320	104.6%
Loss from operations	(70,908,000)	(40,809,497)	(30,098,503)	73.8%
Total other (expenses) income	(18,113,131)	(17,232,999)	(880,132)	5.1%
Loss before income taxes	(89,021,131)	(58,042,496)	(30,978,635)	53.4%
Income taxes	(210,832)	19,541,127	(19,751,959)	-100.1%
Net loss	(89,231,963)	(38,501,369)	(50,730,594)	131.8%
Deemed dividend on convertible preferred stock	(15,642,595)	-	(15,642,595)	0.0%
Net loss attributable to common stockholders	$(104,874,558)	$(38,501,369)	$(66,373,189)	172.4%
Basic and diluted net loss per common share	$(2.28)	$(1.04)	$(1.22)	119.2%
Weighted average number of shares outstanding – basic and diluted	45,981,029	37,080,784	8,900,245	24.0%

For the year ended December 31, 2020, the net loss attributable to common shareholders was approximately $104.9 million. The total net loss attributable to common stockholders increased by approximately $66.4 million from the year ended December 31, 2019 net loss of approximately $38.5 million. The primary reasons for the increase in the total net loss is that our operations continued to rapidly expand during the year ended December 31, 2020 as they did in 2019. In particular, during the year ended December 31, 2020 we operated our Sports Illustrated media business that we acquired during the fourth quarter of 2019. The basic and diluted net loss per common share for the year ended December 31, 2020 of $2.28 increased from $1.04 for the year ended December 31, 2019 primarily because of: (i) the weighted average basic and diluted shares increased as the net loss per common share increased along with the calculation of the daily weighted average shares outstanding increase to 45,981,029 shares from 37,080,784 shares; (ii) the deemed dividend on the convertible preferred stock of approximately $15.6 million; and (iii) the other expenses of approximately $18.1 million.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we may also acquire related online media, publishing, and technology businesses. This combined growth strategy has expanded the scale of unique users interacting on our Maven Platform with increased revenues during 2020. We expect revenues increases in subsequent years will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Years Ended December 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$128,032,397	100.0%	$53,343,310	100.0%	$74,689,087	140.0%
Cost of revenue	103,063,445	80.5%	47,301,175	88.7%	55,762,270	117.9%
Gross profit	$24,968,952	19.5%	$6,042,135	11.3%	$18,926,817	313.2%

For the year ended December 31, 2020, we had gross profit of approximately $25.0 million, as compared to gross profit of approximately $6.0 million for year ended December 31, 2019.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Years Ended December 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$44,359,822	34.6%	$35,918,370	67.3%	$8,441,452	15.8%
Digital subscriptions	28,495,676	22.3%	6,855,038	12.9%	21,640,638	40.6%
Magazine circulation	50,580,213	39.5%	9,046,473	17.0%	41,533,740	77.9%
Other	4,596,686	3.6%	1,523,429	2.9%	3,073,257	5.8%
Total revenue	$128,032,397	100.0%	$53,343,310	100.0%	$74,689,087	140.0%

For the year ended December 31, 2020, the primary sources of revenue were as follows: (i) advertising of approximately $44.4 million; (ii) digital subscriptions of approximately $28.5 million; (iii) magazine circulation of approximately $50.6 million; and (iv) other revenue of approximately $4.6 million. Our advertising revenue increased by approximately $8.4 million, due to additional revenue of approximately $3.2 million generated as a result of TheStreet, which we acquired during the second quarter of 2019, and approximately $11.5 million generated as a result of the Sports Illustrated media business, which we acquired during the fourth quarter of 2019, offset by an approximately $6.2 million decrease in revenue from our legacy business. Our digital subscriptions increased by approximately $21.6 million due to additional revenue of approximately $16.8 million generated as a result of TheStreet, which we acquired during the second quarter of 2019 and approximately $4.3 million generated as a result of the Sports Illustrated media business, which we acquired during the fourth quarter of 2019. Our magazine circulation contributed approximately $41.5 million as a result of the Sports Illustrated media business acquired during the fourth quarter of 2019. Our other revenue increased by approximately $3.1 million due to additional revenue of approximately $0.3 million generated as a result of TheStreet, which we acquired during the second quarter of 2019, approximately $0.4 million generated as a result of the Sports Illustrated media business, which we acquired during the fourth quarter of 2019, and approximately $2.3 million generated by our legacy business.

Cost of Revenue

For the years ended December 31, 2020 and 2019, we recognized cost of revenue of approximately $103.1 million and approximately $47.3 million, respectively. The increase of approximately $55.8 million in cost of revenue is primarily from: (i) our Publisher Partner guarantees and revenue share payments of approximately $4.8 million; (ii) payroll, stock based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $19.1 million; (iii) amortization of our Maven Platform of approximately $2.4 million (which includes our Maven Platform spending and amortization related to acquired developed technology from our acquisitions); (iv) royalty fees of approximately $11.3 million; (v) hosting, bandwidth, and software licensing fees of approximately $1.3 million; (vi) printing, distribution, and fulfillment costs of approximately $9.5 million; (vii) fees paid for data analytics and to other outside services providers of approximately $3.7 million and (vii) other costs of revenue of approximately $3.8 million.

For the year ended December 31, 2020, we capitalized costs related to our Maven Platform of approximately $5.4 million, as compared to approximately $3.8 million for the year ended December 31, 2019. In fiscal 2020, the capitalization of our Maven Platform development consisted of approximately $3.8 million in payroll and related expenses, including taxes and benefits, approximately $1.6 million in stock-based compensation for related personnel, and amortization of approximately $8.6 million. In fiscal 2019, the capitalization of our Maven Platform development consisted of approximately $2.5 million in payroll and related expenses, including taxes and benefits, approximately $1.3 million in stock-based compensation for related personnel, and amortization of approximately $6.2 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Years Ended December 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$43,589,239	34.0%	$12,789,056	24.0%	$30,800,183	65.7%
General and administrative	36,007,238	28.1%	29,511,204	55.3%	6,496,034	13.9%
Depreciation and amortization	16,280,475	12.7%	4,551,372	8.5%	11,729,103	25.0%
Total operating expenses	$95,876,952		$46,851,632		$49,025,320	104.6%

Selling and Marketing. For the year ended December 31, 2020, we incurred selling and marketing costs of approximately $43.6 million, as compared to approximately $12.8 million for the year ended December 31, 2019. The increase in selling and marketing cost of approximately $30.8 million is primarily from payroll costs for the selling and marketing account management support teams, along with the related benefits and stock based compensation of approximately $8.2 million; circulation costs of approximately $14.2 million; office and occupancy costs of approximately $0.7 million; advertising costs of approximately $5.9 million; and other selling and marketing related costs of approximately $1.7 million.

General and Administrative. For the year ended December 31, 2020, we incurred general and administrative costs of approximately $36.0 million from payroll and related expenses, professional services, occupancy costs, stock based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $29.5 million for the year ended December 31, 2019. The increase in general and administrative expenses of approximately $6.5 million is primarily from our increase in professional services, including accounting, legal and insurance of approximately $4.8 million; facilities costs of approximately $1.1 million; and other general corporate expenses of approximately $2.0 million.

Other (Expenses) Income

The following table sets forth other (expenses) income:

	Years Ended December 31,				2020 versus 2019
	2020		2019		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$496,305	-2.7%	$(1,015,151)	5.9%	$1,511,456	-8.8%
Change in valuation of embedded derivative liabilities	2,571,004	-14.2%	(5,040,000)	29.2%	7,611,004	-44.2%
Loss on conversion of convertible debentures	(3,297,539)	18.2%	-	0.0%	(3,297,539)	19.1%
Interest expense	(16,497,217)	91.1%	(10,463,570)	60.7%	(6,033,647)	35.0%
Interest income	381,026	-2.1%	13,976	-0.1%	367,050	-2.1%
Liquidated damages	(1,487,577)	8.2%	(728,516)	4.2%	(759,061)	4.4%
Other (expense) income	(279,133)	1.5%	262	0.0%	(279,396)	1.6%
Total other expenses	$(18,113,131)	100.0%	$(17,232,999)	100.0%	$(880,132)	5.1%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the year ended December 31, 2020 was the result of the decrease in the fair value of the warrant derivative liabilities as of December 31, 2020, as compared to the change in the valuation for the year ended December 31, 2019 where the change was from an increase in the fair value of the warrant derivative liabilities as of December 31, 2019.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the year ended December 31, 2020 was the result of the decrease in the fair value of the embedded derivative liabilities as of December 31, 2020, as compared to the change in the valuation for the year ended December 31, 2019 where the change was from an increase in the fair value of the embedded derivative liabilities as of December 31, 2019.

Interest Expense. We incurred interest expense of approximately $16.5 million during the year ended December 31, 2020, as compared to approximately $10.5 million for the year ended December 31, 2019, primarily consisting of approximately $6.6 million from amortization of debt discount on notes payable; approximately $9.2 million of accrued interest; and approximately $0.6 million of other interest. In fiscal 2019, interest expense primarily consisted of approximately $4.5 million of amortization of accretion of original issue discount and debt discount on notes payable; $3.1 million of accrued interest; and $2.9 million of other interest.

Liquidated Damages. We recorded approximately $1.5 million of liquidating damages, including the accrued interest thereon, during the year ended December 31, 2020 primarily from the issuance of our 12% convertible debentures, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock in fiscal 2020 since we determined that: (1) the registration statements registering for resale the shares of common stock issuable upon conversion of the 12% convertible debentures, Series I Preferred Stock and Series J Preferred Stock would not be declared effective within the requisite time frame; and (2) that we would not be able to become current in our periodic filing obligations with the SEC in order to satisfy the public information requirements under the applicable securities purchase agreements. We recorded liquidated damages, including the accrued interest thereon, of approximately $0.7 million in fiscal 2019 primarily from issuance of our 12% convertible debentures, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, which liquidated damages were based upon the reasons set forth above.

Deemed Dividend on Convertible Preferred Stock

Series H Preferred Stock. During fiscal 2020, in connection with the issuance of 108 shares (issued on August 19, 2020) and 389 shares (issued on October 31, 2020) of our Series H Preferred Stock, we recorded a beneficial conversion feature of approximately $0.1 million and approximately $0.4 million, respectively (totaling approximately $0.7 million), for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the conversion price of $0.33 was lower than our common stock trading price of $0.86 and $0.77 at the issuance dates of August 19, 2020 and October 31, 2020, respectively). The beneficial conversion feature was recognized as a deemed dividend.

Series I Preferred Stock. On December 18, 2020, all of the shares of our Series I Preferred Stock converted automatically into shares of our common stock as a result of the increase in the number of authorized shares of our common stock. Upon conversion, we recognized a beneficial conversion feature for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the conversion price of $0.50 was lower than our common stock trading price of $0.61 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend.

Series J Preferred Stock. On December 18, 2020, all of the shares of our Series J Preferred Stock converted automatically into shares of our common stock as a result of the increase in the number of authorized shares of our common stock. Upon conversion, we recognized a beneficial conversion feature for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the effective conversion price of $0.40 for the issuance of our Series J Preferred Stock on September 4, 2020 (these shares were issued at a discount) was lower than our common stock trading price of $0.61 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend.

Series K Preferred Stock. On December 18, 2020, all of the shares of our Series K Preferred Stock converted automatically into shares of our common stock as a result of the increase in the number of authorized shares of our common stock. Upon conversion, we recognized a beneficial conversion feature for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the conversion price of $0.40 was lower than our common stock trading price of $0.61 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend.

Seasonality

We expect to experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Effects of Inflation

To date inflation has not had a material impact on our business or operating results.

Our Future Business

In 2021, we completed the following acquisition:

Acquisition of The Spun

On June 4, 2021, we entered into the CS Purchase Agreement with Maven Media, The Spun, the Seller Parties, and the representative, pursuant to which, on the same date, Maven Media acquired The Spun Stock. In exchange for The Spun Stock, Maven Media agreed to pay a purchase price, comprised of the Cash Payment of an aggregate of $11 million and the Stock Payment consisting of an aggregate of 4,285,714 restricted shares of our common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date. The Cash Payment will be paid as follows: (i) on the closing date, a cash payment of $10 million; (ii) on the first anniversary of the closing date, a cash payment of $500,000; and (iii) on the second anniversary of the closing date, a cash payment of $500,000. The Cash Payment is subject to a customary working capital adjustment based on cash and accounts receivable targets of The Spun as of the closing. Further, the vesting of the Stock Payment held by Seller Parties is subject to the continued employment of certain senior executives of The Spun.

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

The following is a description of the principal activities from which we generate revenue:

Advertising Revenue

Digital Advertising. We recognize revenue from digital advertisements at the point when each ad is viewed. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis. We enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. We owe our independent Publisher Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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

Subscription Revenue

Digital Subscriptions. We enter into contracts with internet users that subscribe to premium content on our owned and operated media channels and facilitate such contracts between internet users and our Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. For subscription revenue generated by our independent Publisher Partners’ content, we owe our Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. We recognize deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Digital subscription revenue generated from our websites that we own and operate are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Unearned revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

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

Contract Modifications

We occasionally enter into amendments to previously executed contracts that constitute contract modifications. We assess each of these contract modifications to determine:

●	if the additional services and goods are distinct from the services and goods in the original arrangement; and

●	if the amount of consideration expected for the added services or goods reflects the stand-alone selling price of those services and goods.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis.

Cost of Revenue

Our cost of revenue represents the cost of providing our digital media network channels and advertising and membership services. The cost of revenue that we have incurred in the periods presented primarily include:

●	Publisher Partner guarantees and revenue share payments;
●	amortization of developed technology and platform development;
●	royalty fees;
●	hosting, bandwidth and software license fees;
●	printing, distribution, and fulfillment costs;
●	payroll and related expenses for customer support, technology maintenance, and occupancy costs of related personnel;
●	fees paid for data analytics and to other outside service providers; and
●	stock-based compensation of related personnel.

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

In February 2016, FASB issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. We adopted ASU 2016-02 on January 1, 2019 which resulted in the recognition of right-of-use assets of approximately $1.7 million, lease liabilities for operating leases of approximately $1.8 million, with no cumulative effect adjustment on retained earnings on our consolidated balance sheets, with no material impact to our consolidated statements of (as further described in Note 7, Leases, in our accompanying consolidated financial statements).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We adopted ASU 2017-04 (as further described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements) during the first quarter of 2020 which eliminated Step 2 from the goodwill impairment test. We operate as one reporting unit, therefore, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Stock-Based Compensation

We provide stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements), and (d) common stock warrants to ABG (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements).

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

Prior to the adoption of ASU 2018-07 (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements), we accounted for stock-based payments to certain directors and consultants, and Publisher Partners (collectively the “non-employee awards”) by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. There was no cumulative effect of adoption of ASU 2018-07 on January 1, 2019. For stock-based awards granted to non-employees subject to graded vesting that only contain service conditions, we have elected to recognize stock-based compensation expense using the straight-line recognition method.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock awards which provide for performance-vesting and a true-up provision are determined through consultants with our independent valuation firm using the binomial pricing model at the grant date; (4) stock option grants which provide for market-based vesting with a time-vesting overlay are determined through consultants with our independent valuation firm using the Monte Carlo model at the grant date; (5) Publisher Partner Warrants are determined utilizing the Black-Scholes option-pricing model; and (6) ABG Warrants are determined utilizing the Monte Carlo model (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements).

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

The fair value of the stock options granted were probability weighted effective January 1, 2019 under the Black-Scholes option-pricing model or Monte Carlo model as determined through consultants with our independent valuation firm since the value of the units or options, among other things, depend on the volatility of the underlying shares of our common stock, under the following two scenarios: (1) scenario one assumes that our common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list Date”); and (2) scenario two assumes that our common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”), collectively referred to as the “Probability Weighted Scenarios”.

We classify stock-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the following transactions, obligations or relationships represent our off-balance sheet arrangements:

Strome Warrants. On June 15, 2018, we modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome Mezzanine Fund LP (“Strome”). Strome was also granted observer rights on our Board. As consideration for such modification, we issued warrants to Strome to purchase up to 1,500,000 shares of our common stock, exercisable at price of $0.50 per share (as amended) (as further described in Note 21, Stockholders’ Equity, in our accompanying consolidated financial statements), which are carried on our consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise The warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the resale of the warrant shares, be exercised on a cashless basis in certain circumstances. Warrants exercisable for up to 1,500,000 shares of our common stock were outstanding as of December 31, 2020, with a derivative liability fair value of $704,707. In the event Strome decided to exercise these warrants, since shares of our common stock were available to settle the instrument, there would be no impact to our cash resources.

B. Riley Warrants. On October 18, 2018, we issued warrants to B. Riley to purchase up to 875,000 shares of our common stock, with an exercise price of $1.00 per share (as further described in Note 21, Stockholders’ Equity, in our accompanying consolidated financial statements), which are carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise. The warrants are exercisable for a period of seven years, subject to customary anti-dilution adjustments, and may, if at any time after the six-month anniversary of the issuance of the warrants there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, be exercised on a cashless basis. Warrants exercisable for up to 875,000 shares of our common stock were outstanding as of December 31, 2020, with a derivative liability fair value of $443,188. In the event B. Riley decided to exercise these warrants (which are subject to certain contractual exercise limitations), since shares of our common stock were available to settle the instrument after considering the contractual exercise limitations, there would be no impact to our cash resources.

Contractual Obligations

The following table sets forth our principal cash operating obligations and commitments as of December 31, 2020, aggregating to approximately $49.5 million.

		Payments due by Year
	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$41,948,685	$3,804,853	$3,525,158	$3,528,696	$3,526,406	$3,740,591	$23,822,981
Employment contracts	2,375,000	1,461,842	913,158	-	-	-	-
Consulting agreement	5,146,499	4,554,399	592,100	-	-	-	-
Total	$49,470,184	$9,821,094	$5,030,416	$3,528,696	$3,526,406	$3,740,591	$23,822,981

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2020. This evaluation commenced in 2020 and continued until the filing of this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This conclusion is based on such criteria and we believe that control over financial reporting was ineffective because: (i) we lacked monitoring over the completeness and accuracy of our underlying accounting records and had ineffective controls over our period end financial disclosure and reporting processes and information technology systems; (ii) we had inadequate segregation of duties consistent with control objectives; and (iii) we have a history of untimely filed periodic reports, including being unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2018 (that was filed in January 2021), our Annual Report on Form 10-K for the year ended December 31, 2019, which included our quarterly results for 2019 (that was filed in April 2021), and our Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (that were filed in May 2021). These weaknesses continue and have not been remediated as of the date of filing this Annual Report.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated and begun to implement procedures intended to remediate the material weaknesses identified as of December 31, 2020. During fiscal 2020, we have engaged external certified public accountants to assist our accounting department and Chief Financial Officer in preparing the necessary periodic reports. In TheStreet Merger, we also acquired some additional employees with accounting experience that has assisted us with preparing our periodic reports. We believe our accounting department is now capable of bringing us current with our periodic filing obligations. In addition, our Audit Committee is now assisting our Board in fulfilling its responsibility to oversee (i) the integrity of our financial statements, our accounting and financial reporting processes, and financial statement audits, (ii) our compliance with legal and regulatory requirements, (iii) our systems of internal control over financial reporting and disclosure controls and procedures, (iv) the engagement of our independent registered public accounting firm, and its qualifications, performance, compensation, and independence, (v) review and approval of related party transactions, and (vi) the communication among our independent registered public accounting firm, our financial and senior management, and our Board.

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

We have been impacted by the COVID-19 pandemic, which has resulted in us being unable to fully implement our remediation plan. We will continue to evaluate and implement procedures as deemed appropriate to remediate these material weaknesses; however, we expect that the remediation of those matters that were deemed material weaknesses will be fully complete no later than December 31, 2021.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. Other than with respect to the remediation efforts discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Current Title	Dates in Position or Office
Ross Levinsohn	58	Chief Executive Officer and Director (1)	August 26, 2020 – Present
Paul Edmondson	46	President, Platform (2)	October 10, 2019 – Present
Douglas Smith	61	Chief Financial Officer and Secretary	May 3, 2019 – Present
Andrew Kraft	48	Chief Operating Officer (3)	October 1, 2020 – Present
Avi Zimak	46	Chief Revenue and Strategy Officer	December 19, 2019 – Present
Jill Marchisotto	44	Chief Marketing Officer	October 1, 2020 – Present
H. Robertson Barrett	54	President, Media	February 18, 2021 – Present
John Fichthorn	48	Executive Chairman (4)	August 23, 2018 – Present
Peter Mills	66	Director (5)	September 20, 2006 - Present
Todd Sims	51	Director (6)	August 23, 2018 – Present
B. Rinku Sen	54	Director (7)	November 3, 2017 – Present
Daniel Shribman	37	Director (8)	June 11, 2021 – Present
Carlo Zola	43	Director (9)	June 11, 2021 – Present

(1)	Mr. Levinsohn held the title of Chief Executive Officer of Sports Illustrated from September 2019 until his appointment as our Chief Executive Officer and a director on August 26, 2020.
(2)	Mr. Edmondson previously held the title of our Chief Operating Officer from August 2018 until December 2019. Mr. Edmondson also served as President from October 10, 2019 until February 18, 2021; however, on February 18, 2021, the role of President was split into two offices, President, Platform, which Mr. Edmondson holds, and President, Media.
(3)	Mr. Kraft previously held the title of Executive Vice President and Chief Strategy and Revenue Officer from December 2018 until December 2019.
(4)	Mr. Fichthorn is the Chairman of our Compensation Committee and serves on our Audit Committee and Special Finance and Governance Committee.
(5)	Mr. Mills is the Chairman of our Audit Committee and serves on our Compensation Committee and Special Finance and Governance Committee.
(6)	Mr. Sims is the Chairman of our Nominating and Corporate Governance Committee and serves on our Audit Committee.
(7)	Ms. Sen is a member of our Nominating and Corporate Governance Committee.
(8)	Mr. Shribman serves on our Nominating and Corporate Governance Committee and Special Finance and Governance Committee.
(9)	Mr. Zola serves on our Compensation Committee.

Former Officers and Directors

The following table includes the names, ages, and titles of our directors and executive officers who served as a director or executive officer during fiscal 2020 but who no longer serve as an executive officer or director.

Name	Age	Current Title	Dates in Position or Office
James Heckman	55	Chief Executive Officer and Director (1)	November 4, 2016 – August 26, 2020
William Sornsin	59	Chief Operating Officer	November 4, 2016 – August 23, 2018; December 9, 2019 – September 4, 2020
Benjamin Joldersma	43	Chief Technology Officer	November 4, 2016 – September 30, 2020
Joshua Jacobs	50	Director (2)	May 31, 2017 – March 9, 2021
David Bailey	30	Director	January 28, 2018 – June 10, 2021
Eric Semler	56	Director	March 9, 2021 – June 8, 2021

(1)	On August 26, 2020, Mr. Levinsohn replaced Mr. Heckman as our Chief Executive Officer and as a director.
(2)	Mr. Jacobs previously served as our Executive Chairman from May 2017 until August 2018 and served as our President from January 2018 until October 2019. Mr. Jacobs terminated his employment with us in December 2019. He continued to serve as a director until March 9, 2021.

Biographical Information on Officers and Directors

Ross Levinsohn has served as our Chief Executive Officer and a director since August 26, 2020. Mr. Levinsohn joined us on June 14, 2019 as the Chief Executive Officer of Sports Illustrated. Mr. Levinsohn also served as one of our directors briefly in 2017. Mr. Levinsohn was an executive with Tribune Publishing from August 21, 2017 until January 17, 2019, serving first as the Chief Executive Officer of the Los Angeles Times and then as the Chief Executive Officer of Tribune Interactive. He was the managing partner of Whisper Partners, an advisory firm, from June 2016 to August 2017. Mr. Levinsohn also previously served as Chief Executive Officer at Guggenheim Digital Media from January 2013 to June 2014, overseeing brands including The Hollywood Reporter and Billboard Magazine. He served in various executive positions at Yahoo! Inc. (“Yahoo!”), a global internet company, from October 2010 to August 2012, including as the Interim Chief Executive Officer and Executive Vice President, Head of Global Media and Head of the Americas. Mr. Levinsohn co-founded and served as managing director at Fuse Capital, an investment and strategic equity management firm focused on investing in and building digital media and communications companies, from 2007 to 2010. Prior to his time at Fuse Capital, Mr. Levinsohn spent six years at News Corporation, serving in roles including President of Fox Interactive Media and Senior Vice President of Fox Sports Interactive. Earlier in his career, Mr. Levinsohn held senior management positions with AltaVista, CBS Sportsline and HBO. We believe that Mr. Levinsohn is qualified to serve as one of our directors because of his vast executive experience with various media companies and his understanding of our business through his service as our Chief Executive Officer.

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

Douglas Smith has served as our Chief Financial Officer since May 3, 2019. Before joining us, Mr. Smith served as the Chief Financial Officer of Ashworth College from March 2016 to April 2019. Mr. Smith also served as the Chief Financial Officer of Scout Media from May 2015 to March 2016, GLM Shows from November 2011 to May 2014, EducationDynamics from July 2009 to November 2011, Datran Media from June 2005 to December 2008, and Peppers & Rogers Group from October 2000 to May 2005. From May 1993 to October 2000, Mr. Smith served as Senior Vice President and Treasurer of Primedia. Prior to his corporate experience, Mr. Smith served as the Senior Vice President of the Bank of New York from June 1982 to May 1993. Mr. Smith earned his Masters of Business Administration from Columbia Business School and his Bachelor of Arts in Economics from Connecticut College.

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

Jill Marchisotto has served as our Chief Marketing Officer since October 1, 2020. She also served as our Chief Consumer Marketing & Membership Officer from November 2019 until October 2020. Ms. Marchisotto joined us in 2019 with our acquisition of TheStreet, where she led the consumer subscription business and marketing strategy for the brand’s suite of products, including Jim Cramer’s popular investment club. Her roles with TheStreet included Executive Director, Consumer Marketing from October 2017 until October 2019; Senior Director of Marketing from February 2017 until October 2017; and Director of Marketing from May 2016 until January 2017. From May 2013 to May 2016, Ms. Marchisotto worked on the Consumer Marketing, Retention, and Gift Program for Bloomberg L.P. Prior to that, Ms. Marchisotto worked extensively in both digital and print media and served in various marketing roles at Conde Nast and Wenner Media.

H. Robertson Barrett has served as our President of Media since February 16, 2021. Before joining us, Mr. Barrett served as the President, Digital of Hearst Newspapers from January 2016 to February 2021. From February of 2014 to December of 2015, Mr. Barrett served as the Vice President of Media Strategy and Operations at Yahoo!, and from May 2011 through January of 2014, as Vice President of Yahoo! News and Yahoo! Finance. Mr. Barrett served as Chief Strategy Officer of Perfect Market, Inc., an IdeaLab company, from January 2010 through May 2011. He served in general management positions at Tribune Company from 2005 to 2009, including Senior Vice President and General Manager, Digital, for The Los Angeles Times from January 2005 through May 2008 and Executive Vice President, Tribune Interactive, from May 2008 through December 2009. Mr. Barrett had earlier digital management roles as Vice President and General Manager of Primedia Inc.’s ChannelOne.com from 1998 to 1999, as Vice President and General Manager of The FeedRoom, Inc., a broadband video venture backed by NBC and Tribune, from 1999 to 2001, and as a co-founder of Time.com, as Deputy Editor, in 1994 and 1995 and of ABCNews.com, as Managing Producer from 1996 to 1998. Mr. Barrett received a Bachelor of Arts in Ancient Greek from Duke University in 1988 and a Masters of Public Policy from Harvard University’s John F. Kennedy School of Government in 1994.

James Heckman served as our Chief Executive Officer and one of our directors from November 4, 2016 until his resignation on August 26, 2020. Mr. Heckman also served as our President from November 2016 through December 2017. Mr. Heckman has extensive experience in Internet media, advertising, video, and online communities. He was the Chief Executive Officer of North American Membership Group, Inc., including its subsidiary Scout Media, Inc., from October 2013 to May 2016, and Chairman of the board of directors from May 2016 to July 2016. From April 2011 to August 2012, Mr. Heckman served as Head of Global Media Strategy for Yahoo!. He was previously the Founder and Chief Executive Officer of 5to1, an advertising platform, from August, 2008 through its 2011 sale to Yahoo!; Chief Strategy Officer of Zazzle.com from 2007 to 2008; Chief Strategy Officer of FOX Interactive Media from 2005 to 2007, where he architected the ad alliance between Myspace; Founder and Chief Executive Officer of Scout.com, from April 2001 through to its sale to FOX Interactive Media in September 2005; Founder and Chief Executive Officer of Rivals.com from 1997 to 2000; and President and Publisher of NFL Exclusive, official publication for every NFL team, from 1991 to 1998. He holds a Bachelor of Arts in Communications from the University of Washington.

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

Peter Mills has served as one of our directors since September 2006. Mr. Mills is an entrepreneur in the San Francisco Bay Area. Since October 2016, he has served as the Chief Executive Officer of Track3t, a company developing automated indoor location services for manufacturers and distributors. He was the Chief Executive Officer of Cimbal, Inc., a startup company developing a mobile payments system in Los Altos, California, from March 2014 to December 2016. From May 2004 until December 2012, he was Vice President of Sales at Speck Design, a leading product design firm with offices in Palo Alto, California. From July 2007 to April 2008, Mr. Mills served as President, Chief Executive Officer, and Chairman of the board of directors of Integrated, our predecessor. He spent 15 years selling sophisticated industrial robotics and automation systems with Omron Adept Technology, Inc. (formerly known as Adept Technology, Inc.), the leading U.S. manufacturer of industrial robots, and Hewlett-Packard Company. He also served as the Vice President of Sales from October 2000 to September 2001 at Softchain, an enterprise supply chain software company acquired by RiverOne, Inc. in 2001, which was later acquired by i2 Technologies, Inc. in 2006. Mr. Mills has significant experience with respect to the design and manufacturing needs of a variety of industries including medical devices, disk drives, consumer products, food packaging, printers, computers and networking, and semiconductor equipment. He has extensive international business experience in Japan, Singapore, and Korea. Mr. Mills earned a Master of Business Administration from Harvard Business School and a Bachelor of Arts in engineering, cum laude, from Dartmouth College. We believe Mr. Mills is qualified to serve as one of our directors because of his prior management experience and significant business experience within a variety of technology-driven industries.

Todd Sims has served as a member of our Board since August 23, 2018. Mr. Sims has served as the President of B. Riley Venture Capital (“BRVC”), a wholly owned subsidiary of B. Riley since October 2020. Prior to his current position with BRVC, Mr. Sims served as a member of B. Riley’s board of directors from 2016 to 2020. Prior to his role at BRVC, Mr. Sims spent 10 years as Senior Vice President of Digital Strategy of Anschutz Entertainment Group, Inc., one of the leading sports and entertainment presenters in the world, overseeing business and corporate development for its ticketing business, AXS Digital, LLC. Prior to that, Mr. Sims spent more than 15 years building Internet businesses. In the mid-1990s, Mr. Sims served as ESPN’s executive producer of NFL.com, NBA.com, and NASCAR Online. Mr. Sims also served on the management team of eCompanies, LLC, an incubator which has incubated a number of companies including Jamdat Mobile Inc. (acquired by Electronic Arts Inc.), Business.com Inc. (acquired by R.H. Donnelley Corp.), and Boingo Wireless, Inc. Mr. Sims serves as an advisor to the Los Angeles Dodgers Tech Accelerator and was a guest lecturer at the University of Southern California’s Marshall School of Business. Mr. Sims graduated from Colorado College in 1992. Mr. Sims’ digital media experience provides an important resource to our Board and qualifies him for service as a director.

John A. Fichthorn is our Executive Chairman and has served as a member of our Board since August 23, 2018. Mr. Fichthorn is currently the Founder and Portfolio Manager of MedTex Ventures. From April 2017 to April 2020, Mr. Fichthorn served as Head of B. Riley Alternatives, a division of B. Riley Capital Management, LLC (“B. Riley Capital Management”), which is an SEC-registered investment adviser and wholly owned subsidiary of B. Riley. From April 2020 until November 2020, he served as a consultant to B. Riley. Mr. Fichthorn was a Co-Founder of Dialectic Capital Management, LLC, an investment management firm, and has been a portfolio manager of the firm since 2003. Mr. Fichthorn was employed by Maverick Capital from 2000 until 2003, most recently as Managing Director of the technology group. From 1999 to 2000, Mr. Fichthorn was an analyst at Alliance Capital working across multiple hedge fund products and as a member of the technology team. From 1997 to 1999, Mr. Fichthorn was an analyst at Quilcap Corporation, a short-biased hedge fund where he covered all sectors, with a focus on technology. From 1995 to 1997, Mr. Fichthorn worked at Ganek & Orwicz Partners. Mr. Fichthorn is the lead independent director of Quantum Corporation since April of 2019, and he was a Director of Health Insurance Innovations (also known as Benefytt Corporation), Inc. from Dec 2017 until the company’s sale in August of 2020. Mr. Fichthorn also served on the boards of California Micro Devices and Immersion Corporation as well as several private company boards. Mr. Fichthorn has significant experience in accounting and financial matters with the unique perspective of representing the interests of stockholders on several public company boards, all of which qualify him for service as one of our directors.

B. Rinku Sen has served as one of our directors since November 3, 2017. Ms. Sen is a writer and a political strategist. She is currently the Executive Director of Narrative Initiative. She was formerly Executive Director and as Publisher of their award-winning news site Colorlines. She was also a James O. Gibson Innovation Fellow at PolicyLink. Her books Stir it Up and The Accidental American theorize a model of community organizing that integrates a political analysis of race, gender, class, poverty, sexuality, and other systems. She has served on numerous non-profit boards, including the Women’s March, where she is co-President, The Nation editorial board, and the Foundation for National Progress, and is publisher of Mother Jones magazine. We believe that Ms. Sen is qualified to serve as a director because of her experience and qualifications as a journalist, publisher, and political activist, as well as her experience in serving on many non-profit boards, including leadership positions in governance, finance, and executive committees.

Daniel Shribman has served as one of our directors since June 11, 2021. He has served as the Chief Investment Officer of B. Riley since 2019 and President of its B. Riley Principal Investments subsidiary, which acquires, invests, and operates companies with a focus on maximizing cash flows through operational expertise, since 2018. Mr. Shribman has served as a member of the board of directors of Alta Equipment Group Inc. (NYSE: ALTG) since February 2020 and as a member of the board of directors and audit committee chair of Eos Energy Enterprises (Nasdaq: EOSE) since November 2020. ALTG and EOSE previously completed successful business combinations with two special purpose acquisition companies (or SPACs), B. Riley Principal Merger and B. Riley Principal Merger II, sponsored by a subsidiary of B. Riley. Mr. Shribman has served as the Chief Executive Officer of B. Riley Principal 150 Merger Corp. and B. Riley Principal 250 Merger Corp. since April 2021 and May 2021, respectively. Prior to joining B. Riley, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, L.L.C., a special situation asset manager with over $15 billion in assets under management. During his tenure, he led investments in dozens of public and private opportunities across the general industrials, transportation, automotive, aerospace, gaming, hospitality and real estate industries. These investments ranged from public equities and bonds to deeply distressed securities, par bank debt, minority owned private equity, and majority owned private equity. Mr. Shribman obtained a MA degree in Economics and History from Dartmouth College. We believe that Mr. Shribman is qualified to serve as a director because of his previous experience working in close collaboration with management teams and boards to maximize shareholder value in the form of both operational turnarounds, capital markets financings and communication and capital deployment initiatives.

Carlo Zola has served as one of our directors since June 11, 2021. He is an investment professional with over 19 years of active experience in the financial markets. Mr. Zola started his professional career in 2002 as a research analyst at Intermonte SIM in Milan, the leading independent Italian investment bank. In 2004, Mr. Zola started working at the largest fund management company in the world with over $2 trillion under management, Capital Group, where he held positions as analyst and portfolio manager in Los Angeles, New York, Toronto and London. Over 13 years at Capital Group, Mr. Zola successfully managed a portfolio of over $1 billion in assets, with responsibilities in global and income mandates as well as more focused mandates in Media, Metals and Mining, Chemicals and Real Estate (REITs). During the last 3 years at Capital Group, Mr. Zola also served as Research Portfolio Coordinator (RPC) overseeing investments by a team of over 20 analysts for one of its Growth and Income funds. An early investor in crypto currencies, Mr. Zola left Capital Group in 2018 and has been a founding partner at Paladin Trust, a leading Trust and Custodian business dedicated to the crypto markets founded in 2018. Since January 2020, Mr. Zola is a founding partner at Percival Ventures, an investment firm based in Puerto Rico, focused on early stage blockchain investments and crypto currencies. In late 2020, Mr. Zola was among the founding partners of Atlas Capital Team, L.P. an asset management company in which he retains an active position as Portfolio Manager with a mandate focused on Real Estate and ESG investments. Finally, Mr. Zola serves as a principal of Warlock Partners, LLC (“Warlock”) and of Roundtable Media L.L.C. (“Roundtable Media”). Mr. Zola holds a Bachelor of Arts degree in Economics from Bocconi University in Milan, Italy, where he graduated Summa cum Laude in 2002 and a Master’s degree in management from CEMS, the Community of European Management Schools, which he attended at ESADE in Barcelona, Spain. We believe that Mr. Zola is qualified to serve as a director because of his extensive financial market experience.

David Bailey served as one of our directors from January 28, 2018 until his resignation on June 10, 2021. Since 2013, Mr. Bailey has served as the Co-Founder and Chief Executive Officer of BTC Inc., which is an industry leader in the digital currency and blockchain space. Through its subsidiaries, BTC Inc. is the publisher of the world’s leading digital (Bitcoin Magazine, Distributed, and Let’s Talk Bitcoin Network) and print publications (Distributed Magazine and yBitcoin Magazine) dedicated to the cryptocurrency and blockchain spaces, an internationally recognized conference series, a blockchain venture studio, a marketing firm and more. Through his guidance, the company has reached millions of readers, facilitated dozens of clients and pioneered technology that is helping build the future. Mr. Bailey is also a board member of Po.et, a shared, open, universal ledger designed to record metadata and ownership information for digital creative assets. After a highly successful token sale and the first wave of publishers integrating with Po.et, the platform is poised to become a new standard for rewarding content creators and publishers alike. Mr. Bailey is also a member of the board of directors of Blockchain Education Network, sits on the board of advisors for the University of Alabama, and since September 2019 has been the general partner of UTXO Management. Mr. Bailey is a graduate of the University of Alabama. We believe that Mr. Bailey was qualified to serve as a director because of his experience in print and digital publications.

Eric Semler served as one of our directors from March 9, 2021 until his resignation on June 8, 2021. Mr. Semler is a longtime investor in technology and media. Mr. Semler serves as the Managing Member of TCS Capital Management LLC (“TCS Capital Management”), a hedge fund that he founded in 2001. TCS Capital Management is among the largest independent technology, media and telecommunications investment funds with assets of $3.4 billion. In 2019, Mr. Semler and his spouse, Tracy, partnered with NBA parents Dell and Sonya Curry in founding and developing the Raising Fame podcast franchise. Prior to founding TCS Capital Management, Mr. Semler worked as an analyst from 1998 to 2000 for Georgica Advisors, an investment fund focused on media and communications stocks. From 1997 to 1998, he was an investment banking principal in the media and communications group at Montgomery Securities. From 1994 to 1997, Mr. Semler focused on mergers and acquisitions as an associate at James D. Wolfensohn & Co. Mr. Semler began his career as a journalist working for the New York Times and for the Moscow News in Russia. He is the co-author of two books published by Harper Collins: The Language of Nuclear War and The Businessman’s Guide to Moscow. Mr. Semler is the founder and chairman of the Bronx Baseball Dreams Foundation, which is a charitable organization that helps New York City youth develop baseball and academic skills to earn college baseball scholarships. He also serves on the board of directors of 8th Wall, a Palo Alto start-up company focused on creating augmented reality products. Mr. Semler has previously served on two public company boards: Angie’s List and Geeknet.com. He also served as a board member of dealtime.com, Classic Media, Channel 13/WNET TV, WNYC Radio, Wave Hill, Van Cortlandt Park Conservancy and the Dwight School. Originally from Portland, Oregon, Mr. Semler received his B.A. from Dartmouth College in 1987 and his J.D. and M.B.A. from Harvard University in 1994. Mr. Semler’s extensive experience as an investor in the technology and media industries qualified him to serve as a member of our Board.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities that is registered pursuant to Section 12 of the Exchange Act within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2020 were filed with the SEC on a timely basis, except for the following:

Reporting Person (9)	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Number of Known Failures to File Required Form
John Fichthorn (1)	3	3	0
Ross Levinsohn (2)	1	5	0
Peter Mills (3)	1	1	0
Joshua Jacobs (4)	1	1	0
B. Rinku Sen (5)	1	1	0
David Bailey (6)	1	1	0
Todd Sims (7)	2	2	0
Paul Edmonson (8)	1	4	1
Douglas Smith	0	0	0
James Heckman	0	0	0
Benjamin Joldersma	0	0	0
Avi Zimak	0	0	0
William Sornsin	0	0	0
H. Robertson Barrett (10)	-	-	-
Eric Semler (10)	-	-	-
Jill Marchisotto (11)	2	3	0
Andrew Kraft (12)	1	3	0
Carlo Zola (10)	-	-	-
Daniel Shribman (10)	-	-	-

(1)	Delinquent reports include: for 2020, three reports.
(2)	Delinquent reports include: for 2020, one report.
(3)	Delinquent reports include: for 2020, one report.
(4)	Delinquent reports include: for 2020, one report.
(5)	Delinquent reports include: for 2020, one report.
(6)	Delinquent reports include: for 2020, one report.
(7)	Delinquent reports include: for 2020, two reports.
(8)	Delinquent reports include: for 2020, one report (consisting of the failure to file a Form 4 to report 4 transactions, all of which occurred on December 31, 2020).

(9)	To our knowledge, B. Riley FBR, and its affiliates, 180 Degree Capital Corp., and Mark E. Strome, each of which is currently or was previously a greater than 10% stockholder, timely filed all of their respective Section 16 filings. The table does not include any information related to any of our other greater than 10% stockholders as we do not have any knowledge as to any delinquent or missing Section 16 filings for such stockholders.
(10)	Messrs. Barrett, Semler, Zola, and Shribman were all appointed during fiscal 2021 and did not serve in their respective capacities during fiscal 2020.
(11)	Delinquent reports include: for 2020, two reports.
(12)	Delinquent reports include: for 2020, one report.

Code of Ethics

A Code of Ethics and Business Conduct that applies to our executive officers and other employees, was approved and adopted by our Board on January 1, 2020. Subsequently, our Board adopted an Amended and Restated Business Code of Ethics and Conduct (the “Code of Ethics”) and a Code of Ethics for Financial Officers (the “Senior Officer Code”), which applies to the Chief Executive Officer, President, Chief Financial Officer, Treasurer, Chief Accounting Officer, Director Accounting, and Corporate Controller, on March 9, 2021. Copies of the Code of Ethics and Senior Officer Code may be obtained free of charge by written request to TheMaven, Inc., attention Chief Financial Officer, 225 Liberty Street, 27th Floor, New York, New York 10281. We have also filed copies of the Code of Ethics and Senior Officer Code as exhibits to this Annual Report.

Nominating and Corporate Governance Committee

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Audit Committee of our Board was formed September 14, 2018. The Audit Committee assists our Board in fulfilling its responsibility to oversee (a) the integrity of our financial statements, our accounting and financial reporting processes and financial statement audits, (b) our compliance with legal and regulatory requirements, (c) our systems of internal control over financial reporting and disclosure controls and procedures, (d) the independent auditor’s engagement, qualifications, performance, compensation, and independence, (e) review and approval of related party transactions, and (f) the communication among our independent auditors, our financial, and senior management and our Board. The Audit Committee currently consists of Peter Mills, who serves as its Chairman, John Fichthorn, and Todd Sims. Our Board has determined that Mr. Mills, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Item 11. Executive Compensation

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2020; and

(c)	any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2020.

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards (1)	(i) All Other Compensation		(j) Total Compensation
Ross Levinsohn	2020	$412,585	$200,000	$-	$-		$612,585
Chief Executive Officer and Director (2)	2019	-	-	-	-		-
James Heckman	2020	270,059	-	-	116,667	(3)	386,726
Former Chief Executive Officer and Director	2019	320,333	105,500	5,803,682	-		6,229,515
Andrew Kraft	2020	188,659	120,000	-	150,000	(4)	458,659
Chief Operating Officer and Former Chief Venture Officer	2019	-	-	-	-		-
Avi Zimak	2020	412,585	77,175	-	-		489,760
Chief Revenue Officer(5)	2019	-	-	-	-		-

(1)	Reflects the fair value of option awards during the years in accordance with FASB ASC 718, Compensation – Stock Compensation (refer to our accompanying consolidated financial statements for valuation assumptions in Note 22, Stock-Based Compensation).
(2)	Mr. Levinsohn was appointed as our Chief Executive Officer in August 2020.
(3)	“All Other Compensation” consists of $116,667 that Mr. Heckman received from September 2020 until December 2020 pursuant to a Separation Agreement and a Consulting Agreement, both of which were entered into in August 2020.
(4)	Mr. Kraft was appointed as Chief Operating Officer in October 2020. “All Other Compensation” consists of $150,000 that Mr. Kraft received pursuant to a Confidential Separation Agreement and General Release (the “Kraft Separation Agreement”) that was signed in April 2020.
(5)	Mr. Zimak was appointed as Chief Revenue Officer in December 2019.

Narrative Discussion of Summary Compensation Table of Named Executive Officers

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

With respect to fiscal 2019 and fiscal 2020, each named executive officer received a base salary and was eligible for a stock option award pursuant to either our 2016 Stock Incentive Plan (the “2016 Plan”) or our 2019 Plan. Information on the specific components of the 2016 Plan and the 2019 Plan can be found below under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

Ross Levinsohn

Stock Option Awards During Fiscal 2020

Mr. Levinsohn did not receive any stock option awards during fiscal 2020.

Employment Agreements

On September 16, 2019, we entered into an employment agreement with Mr. Ross Levinsohn (the “Levinsohn Employment Agreement”). The Levinsohn Employment Agreement contemplated an initial employment term from September 16, 2019 through December 31, 2022, with automatic one-year renewals absent notice from either party. Pursuant to the Levinsohn Employment Agreement, Mr. Levinsohn served as the Chief Executive Officer of Sports Illustrated; President of Maven Media; and a director. Mr. Levinsohn was paid a base salary of $450,000 per annum, subject to an annual adjustment, a one-time signing bonus of $100,000, and was entitled to the same employment benefits available to our employees as well as the reimbursement of business expenses during the term of employment. Mr. Levinsohn was also entitled to certain performance-based annual and quarterly cash bonuses and equity incentive awards. The Levinsohn Employment Agreement provided for various termination events under which he would have been entitled to salary continuance for the remainder of the current term plus one year, including quarterly bonuses for the remainder of the current term, and full, immediate acceleration of vesting of his unvested equity awards. He was also subject to a restrictive covenant on competitive employment during the term of the Levinsohn Employment Agreement, and a restrictive covenant on solicitation of our employees, customers, and vendors for up to six months after termination of the Levinsohn Employment Agreement.

On May 1, 2020, we amended the Levinsohn Employment Agreement (the “Amended Levinsohn Employment Agreement”). The Amended Levinsohn Employment Agreement amends the Levinsohn Employment Agreement such that Mr. Levinsohn was to be paid a salary of $427,500 per annum. It also amended the Levinsohn Employment Agreement such that it provided for various termination events under which he would be entitled to eighteen months of salary continuance, including quarterly bonuses for the eighteen-month period. Pursuant to the Amended Levinsohn Employment Agreement, Mr. Levinsohn was to continue to serve as the Chief Executive Officer of Sports Illustrated; President of Maven Media; and a director.

On February 18, 2021, we entered into the second amended and restated executive employment agreement (the “Second A&R Employment Agreement”), which was effective as of August 26, 2020, the date on which Mr. Levinsohn was appointed as our Chief Executive Officer. The Second A&R Employment Agreement amends and restates the Levinsohn Employment Agreement and the Amended Levinsohn Employment Agreement. Pursuant to the terms of the Second A&R Employment Agreement, Mr. Levinsohn will continue to serve as our Chief Executive Officer through December 31, 2023, subject to automatic renewal for an additional one-year term, or until the Second A&R Employment Agreement is terminated in accordance with its terms. The Second A&R Employment Agreement provides that Mr. Levinsohn will be paid an annual base salary of $550,000, subject to annual review by our Board, and, should any member of our leadership receive an increase in their annual salary, he will receive an increase in base salary equal to that percentage increase. Mr. Levinsohn is also eligible to earn an annual bonus based on a target bonus amount of $1 million, which will be earned and payable upon the completion of certain performance thresholds. He is also eligible to participate in the 2019 Plan and is entitled to the same employment benefits available to our employees, as well as to the reimbursement of business expenses during his term of employment. The Second A&R Employment Agreement provides for various termination events under which Mr. Levinsohn would be entitled to annual bonuses earned but not yet paid and salary continuation through December 31, 2023, or the end of any renewal term, if applicable, but in no event will he be eligible to less than twelve months of salary continuation and reimbursement of 18 consecutive months of COBRA costs. Mr. Levinsohn is also subject to restrictive covenants on solicitation of employees, solicitation of customers, use of trade secrets, non-disparagement, and competition.

James Heckman

Stock Option Awards During Fiscal 2019 and Fiscal 2020

Grant Date		Number of Options		Exercise Price Per Share
4/10/2019	(1)	14,509,205	(2)	$0.46

(1)	Grant of stock options pursuant to the 2019 Plan.
(2)	Originally, shares of our common stock underlying the stock options vested one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. Pursuant to the 2019 Amendment (as defined below), 2,000,000 shares were vested as of June 3, 2021, with the remaining portion subject to performance-vesting based on the Company’s stock price.

Employment and Other Agreements

On November 4, 2016, we entered into an employment agreement with Mr. James Heckman (the “Heckman Employment Agreement”). The Heckman Employment Agreement contemplated an employment term of a period of three years beginning on July 18, 2016, with Mr. Heckman serving as our Chief Executive Officer, President, and a director. Mr. Heckman was paid a base salary of $300,000 per annum, subject to an annual adjustment by our Board, and was entitled to the same employment benefits available to our employees as well as the reimbursement of business expenses during the term of employment. The Heckman Employment Agreement provided for various termination events under which he would have been entitled to one year’s severance equal to his annual salary amount. He is also subject to a restrictive covenant on competitive employment for up to two years after termination of the Heckman Employment Agreement, so long as we continue to pay his annual salary amount during that period, and a restrictive covenant on solicitation of our employees, customers, and vendors for up to one year after termination of the Heckman Employment Agreement. Mr. Heckman resigned as our Chief Executive Officer and a director on August 26, 2020 and we entered into a Separation Agreement with him with respect to his service in those positions. On the same date, we entered into a Consulting Agreement with Mr. Heckman, pursuant to which Mr. Heckman will serve as a consultant for a one-year period beginning on August 26, 2020. On June 3, 2021, Maven Coalition and Mr. Heckman amended and restated the consulting agreement (the “Heckman Amendment”). Pursuant to the Heckman Amendment, Mr. Heckman agreed to provide certain strategic advisory services to Maven Coalition in exchange for a monthly fee of approximately $57,895 per month (the “Heckman Monthly Fee”), beginning in February 2021 through the remainder of the term of the Heckman Amendment, or August 2022. The Heckman Monthly Fee payments may be partially accelerated in the event of certain financings. In addition, Mr. Heckman’s eligibility to be retained by Maven Coalition, and provide services pursuant to the Heckman Amendment, is conditioned upon Mr. Heckman’s execution of, and not subsequently revoking, a General Release and Continuing Obligations Agreement (“GRCOA”) between Mr. Heckman, Maven Coalition, Maven Media, TheStreet, Heckman Media, LLC, and us. The GRCOA addresses certain agreements between the parties related to certain stock options previously granted by us to Mr. Heckman and voting agreements related to the shares issuable upon exercise of those options, among other items. Pursuant to the terms of the GRCOA, we amended that certain 2016 Stock Incentive Plan Option Agreement dated September 14, 2018 (the “Original 2016 Option”) and that certain 2019 Equity Incentive Plan Option Agreement dated April 10, 2019 (the “Original 2019 Option”). The amendment to the Original 2016 Option (the “2016 Amendment”) clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option. The amendment to the Original 2019 Option (the “2019 Amendment”) also clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option. The 2019 Amendment also changed the vesting schedule of the option to provide for immediate vesting of a portion of the option, with the remainder of the option being subject to performance-based vesting that is tied to the price of our common stock.

Andrew Kraft

Stock Option Awards During Fiscal 2020

Mr. Kraft did not receive any stock option awards during fiscal 2020.

Employment Agreement

On December 13, 2018, we entered into an executive employment agreement with Mr. Andrew Kraft (the “2018 Kraft Employment Agreement”). The 2018 Kraft Employment Agreement contemplated a term that commenced on December 13, 2018 and continued indefinitely until it was terminated in accordance with the provisions of the 2018 Kraft Employment Agreement. The 2018 Kraft Employment Agreement provided that Mr. Kraft would serve as the Executive Vice President and Chief Strategy and Revenue Officer. Mr. Kraft was paid an annual salary of $300,000, subject to annual review by our Board. Mr. Kraft was also eligible for annual and quarterly bonuses upon the achievement of certain performance objectives. He was also eligible to receive time- and performance-based stock option awards. On January 1, 2020, we amended and restated the 2018 Kraft Employment Agreement (the “Amended Kraft Employment Agreement”). Pursuant to the Amended Kraft Employment Agreement, Mr. Kraft served as our Chief Venture Officer and received an annual salary of $360,000, subject to annual review by our Board. The Amended Kraft Employment Agreement also contemplated an employment term that terminated on April 10, 2020, unless otherwise terminated by the parties.

On April 10, 2020, we entered into the Kraft Separation Agreement. Pursuant to the Kraft Separation Agreement, we agreed to pay Mr. Kraft a severance payment of $150,000 upon his termination as an employee on April 10, 2020, such payment being paid in lieu of any amounts which may have been owed to Mr. Kraft pursuant to the Amended Kraft Employment Agreement. The Kraft Separation Agreement also provided for accelerated vesting of certain of the option awards granted to Mr. Kraft in connection with his employment with us. It also provided that Mr. Kraft would be subject to certain post-employment obligations, including those provided by the Amended Kraft Employment Agreement, as well as confidentiality, non-solicitation, and non-disparagement obligations. Mr. Kraft also agreed to a general release of claims against us, and we agreed to a limited release of claims against Mr. Kraft, including certain claims against Mr. Kraft arising in connection with his employment with us.

On April 11, 2020, we entered into a consulting agreement with Mr. Kraft (the “Kraft Consulting Agreement”). Pursuant to the Kraft Consulting Agreement, Mr. Kraft would perform consulting services for us beginning on April 11, 2020 until either party provided notice of termination to the other party. The Kraft Consulting Agreement provided that Mr. Kraft would be paid $10,000 per month for the performance of consulting services as an independent contractor.

On October 1, 2020, we entered into an employment agreement with Mr. Kraft (the “2020 Kraft Employment Agreement”). The 2020 Kraft Employment Agreement contemplated a term that commenced on October 1, 2020 and continues indefinitely until it is terminated in accordance with the provisions of the 2020 Kraft Employment Agreement. The 2020 Kraft Employment Agreement provides that Mr. Kraft will serve as our Chief Operating Officer. Mr. Kraft will be paid an annualized salary of $380,000 under the 2020 Kraft Employment Agreement, subject to annual review by the Board, with a reduction of 15% during the month of October 2020. Mr. Kraft is also eligible for annual bonuses of up to $220,000, payable in quarterly payments and subject to achievement of certain performance metrics, except that Mr. Kraft was guaranteed to receive the full pro rata amount of the quarterly payments for the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021. Further, he is eligible to receive stock option awards under the 2019 Plan and is entitled to the same employment benefits available to our employees, as well as the reimbursement of business expenses during his term of employment. The 2020 Kraft Employment Agreement provides for various termination events under which Mr. Kraft would be entitled to 50% of his annualized salary, his annual bonus based on 100% of goal attainment, payment for bonuses already earned, and immediate acceleration of the vesting of any unvested time or stock price target options. Mr. Kraft is also subject to restrictive covenants on solicitation of employees and customers for a period of one year after the termination of the 2020 Kraft Employment Agreement and on competition and use of trade secrets during his employment with us.

On February 22, 2021, effective January 1, 2021, we amended and restated the 2020 Kraft Employment Agreement (the “A&R Kraft Agreement”). Pursuant to the terms of the A&R Kraft Agreement, Mr. Kraft will continue to serve as our Chief Operating Officer indefinitely until the A&R Kraft Agreement is terminated in accordance with its terms. The A&R Kraft Agreement provides that Mr. Kraft will be paid an annual base salary of $380,000, subject to annual review by our Board. Mr. Kraft is also eligible to earn an annual bonus equal to $220,000 based on attainment of certain performance metrics. He is also eligible to participate in the 2019 Plan and is entitled to the same employment benefits available to the employees, as well as to the reimbursement of business expenses during his term of employment. The A&R Kraft Agreement provides for various termination events under which Mr. Kraft would be entitled to one year’s severance equal to his annual salary and bonus amounts based on achievement of 100% of his personal goals. Mr. Kraft is also subject to restrictive covenants on solicitation of employees, solicitation of customers, use of trade secrets, and competition with the Company for a period of up to one year after termination of the A&R Kraft Agreement.

Avi Zimak

Stock Option Awards During Fiscal 2020

Mr. Zimak did not receive any stock option awards during fiscal 2020.

Employment Agreement

On November 2, 2019, we entered into an employment agreement with Mr. Avi Zimak (the “Zimak Employment Agreement”), pursuant to which Mr. Zimak agreed to serve as our Chief Revenue Officer and Head of Global Strategic Partnerships beginning on November 2, 2019 and continuing for a period of two years. The Zimak Employment Agreement provides that Mr. Zimak is paid an annual salary of $450,000, subject to annual review by our Chief Executive Officer, and is entitled to the same employment benefits available to our employees as well as the reimbursement of business expenses during the term of employment. Pursuant to the Zimak Employment Agreement, Mr. Zimak received a one-time signing bonus equal to $250,000. Mr. Zimak is also eligible for an annual bonus of up to $450,000 based upon the achievement of certain performance objectives, a ten-year option to purchase up to 2,250,000 shares of our common stock pursuant to the 2019 Plan, vesting in accordance with the achievement of certain performance objectives, and an award of restricted stock units relating to 250,000 shares of our common stock. The Zimak Employment Agreement provides for various termination events under which he would be entitled to salary continuance for the longer of (i) the remainder of the term of the Zimak Employment Agreement or (ii) one year following the date of the termination, and all of the shares of our common stock underlying the restricted stock units awarded to Mr. Zimak pursuant to the Zimak Employment Agreement. He is also subject to a restrictive covenant on solicitation of employees for a period of one year after the termination of the Zimak Employment Agreement and a restrictive covenant on solicitation of customers during the term of the Zimak Employment Agreement and for a period of one year following the termination of his employment.

On June 14, 2020, the parties entered into an Amended & Restated Executive Employment Agreement (the “Zimak Amended Agreement”). Pursuant to the terms of the Zimak Amended Agreement, Mr. Zimak’s annual salary was reduced to $427,500 effective April 1, 2020 and then further reduced to $363,375, effective June 14, 2020 until December 31, 2020. Beginning January 1, 2021, Mr. Zimak’s annual salary was set at $450,000. Pursuant to the terms of the Zimak Amended Agreement, Mr. Zimak would be entitled to an annual base bonus equal to $375,000 for fiscal 2020 and $450,000 for fiscal 2021 and beyond, which bonus could be earned based on certain annual revenue targets. The Zimak Amended Agreement contemplated that to the extent earned, the annual bonus would be paid quarterly based on the achievement in a quarter of a portion of the annual revenue target then in effect. The Zimak Amended Agreement provides for various termination events under which he is entitled to salary continuance for the longer of (i) the remainder of the term of the Zimak Amended Agreement or (ii) one year following the date of the termination, and all of the shares of our common stock underlying the restricted stock units awarded to Mr. Zimak pursuant to the Zimak Employment Agreement. He is also subject to a restrictive covenant on solicitation of employees for a period of one year after the termination of his employment and a restrictive covenant on solicitation of customers during his employment and for a period of one year following the termination of his employment.

On February 22, 2021, effective January 1, 2021, the parties entered into a Second Amended and Restated Executive Employment Agreement (the “A&R Zimak Employment Agreement”). Pursuant to the terms of the A&R Zimak Employment Agreement, Mr. Zimak will serve as the Company’s Chief Revenue Officer for a two-year period beginning on January 1, 2021, subject to automatic renewal for one year terms, or until the A&R Zimak Employment Agreement is terminated in accordance with its terms. The A&R Zimak Employment Agreement provides that Mr. Zimak will be paid an annual base salary of $450,000, subject to annual review by our Board. Mr. Zimak is also eligible to earn an annual bonus based on a target bonus amount of $450,000 with respect to calendar years 2021 and beyond, subject to certain performance conditions. Mr. Zimak received a one-time signing bonus in the amount of $250,000, which must be repaid to us in the event Mr. Zimak is terminated for cause or resigns other than for good reason. He is also eligible to participate in the 2019 Plan and is entitled to the same employment benefits available to the employees, as well as to the reimbursement of business expenses during his term of employment. The A&R Zimak Employment Agreement provides for various termination events under which Mr. Zimak would be entitled to salary continuation for up to one year. Mr. Zimak is also subject to restrictive covenants on solicitation of employees, solicitation of customers, use of trade secrets, and competition with us for a period of up to one year after termination of the A&R Zimak Employment Agreement.

Director Compensation

In fiscal 2020, we compensated our independent directors with equity awards. We also provided additional compensation for a director who acts as chairperson of one or more committees of our Board. A director who is also an executive officer does not receive any additional compensation for these services as a director while providing service as an executive officer. The following table sets forth, for the year ended December 31, 2020, the compensation paid to the members of our Board.

Director Compensation

(a) Name of Director (1)	(b) Fees Earned or Paid in Cash	(c) Stock Awards (2)	(d) Option Awards (3)	(g) All Other Compensation (include narrative disclosure of amounts) (4)	(h) Total
Peter Mills (5)	$6,250	$102,500	$-	$-	$108,750
David Bailey (6)	6,250	51,250	-	-	57,500
Rinku Sen (7)	6,250	51,250	-	12,050	69,550
Todd D. Sims (8)	6,250	102,500	-	-	108,750
John A. Fichthorn (9)	7,500	102,500	375,000	-	485,000
Joshua Jacobs (10)	6,250	51,250	-	120,000	177,500

(1)	Mr. Heckman and Mr. Levinsohn are each named executive officers and, accordingly, their compensation is included in the “Summary Compensation Table” above. Neither Mr. Heckman nor Mr. Levinsohn received any compensation for their service as a director for the year ended December 31, 2020.
(2)	Restricted stock awards were issued pursuant to the 2019 Plan and the 2020 Compensation Policies (as defined below). Each of these restricted stock awards were fully vested as of December 31, 2020. The table reflects the fair value amount in accordance with ASC Topic 718.
(3)	Stock option awards were granted to directors pursuant to approval by our Board. For valuation assumptions on stock option awards refer to the notes to the accompanying consolidated financial statements. The table reflects the fair value amount in accordance with ASC Topic 718.
(4)	The table reflects consulting fees paid to directors.
(5)	As of December 31, 2020, the aggregate shares of our common stock underlying the stock awards in column (c) were 125,000 shares
(6)	As of December 31, 2020, the aggregate shares of our common stock underlying the stock awards in column (c) were 62,500 shares.
(7)	“All Other Compensation” includes $12,500 for consulting services performed by Ms. Sen for us during 2020. As of December 31, 2020, the aggregate shares of our common stock underlying the stock awards in column (c) were 62,500 shares.
(8)	As of December 31, 2020, the aggregate shares of our common stock underlying the stock awards in column (c) were 125,000 shares.
(9)	As of December 31, 2020, the aggregate shares of our common stock underlying the stock awards in column (c) were 125,000 shares; and the aggregate shares of our common stock underlying the option awards in column (d) was 750,000 shares.
(10)	All Other Compensation includes $120,000 for consulting services performed by Mr. Jacobs for us during 2020. As of December 31, 2020, the aggregate shares of our common stock underlying the stock awards in column (c) were 62,500 shares.

Director Compensation Policies

On January 1, 2020, our Board approved and adopted the 2020 Outside Director Compensation Policy (the “January 2020 Compensation Policy”). The January 2020 Compensation Policy applied to non-employee directors (the “Outside Directors”), providing that the Outside Directors would be granted annually a restricted stock award of a number of shares of our common stock equal in value to $50,000. It also provided that any Outside Director who serves as the chairperson of one or more committees of our Board will be granted annually a restricted stock award of a number of shares of our common stock equal in value to $50,000. However, each Outside Director may only receive one award for their service as a chairperson, regardless of the number of committees chaired. The shares of our common stock underlying each award vests in 12 equal monthly installments.

The 2020 Compensation Policy included annual cash compensation to each Outside Director of $25,000 and to the Chairman of our Board of $30,000, payable quarterly. However, on May 27, 2020, our Board approved and adopted a new 2020 Outside Director Compensation Policy (the “May 2020 Compensation Policy” and, together with the January 2020 Compensation Policy, the “2020 Compensation Policies”). The May 2020 Compensation Policy includes the same provisions of the January 2020 Compensation Policy, except that it removed the cash compensation to Outside Directors.

Potential Payments Upon Termination or Change-of-Control

Mr. Levinsohn

The Second A&R Employment Agreement provides for various termination events under which Mr. Levinsohn would be entitled to annual bonuses earned but not yet paid and salary continuation through December 31, 2023, or the end of any renewal term, if applicable, but in no event will he be eligible to less than twelve months of salary continuation and reimbursement of 18 consecutive months of COBRA costs. In addition, he would be entitled to the acceleration of vesting of outstanding equity awards.

Mr. Heckman

The Heckman Employment Agreement provided for various termination events under which he would have been entitled to one year’s severance equal to his annual salary amount. Subsequent to fiscal 2019, Mr. Heckman and we entered into a Separation Agreement, dated August 26, 2020, pursuant to which we agreed to hire Mr. Heckman as a consultant for a one-year period and pay him a monthly consulting fee of approximately $29,200 per month. The terms of the consulting arrangement were set forth in a separate consulting agreement. The consulting agreement was amended on June 3, 2021 to provide that Mr. Heckman would be paid approximately $57,895 per month through August 2022.

Mr. Kraft

The 2020 Kraft Employment Agreement provides for various termination events under which Mr. Kraft would be entitled to 50% of his annualized salary, his annual bonus based on 100% of goal attainment, payment for bonuses already earned, and immediate acceleration of the vesting of any unvested time or stock price target options. Effective January 1, 2021, the A&R Kraft Agreement provides for various termination events under which Mr. Kraft would be entitled to one year’s severance equal to his annual salary and bonus amounts based on achievement of 100% of his personal goals, which would be paid as salary continuation, and receive payment for earned businesses. Mr. Kraft would also be entitled to COBRA premiums and all outstanding unvested equity awards would become fully vested.

Mr. Zimak

The Zimak Employment Agreement provides for various termination events under which he would be entitled to salary continuance for the longer of (i) the remainder of the term of the Zimak Employment Agreement or (ii) one year following the date of the termination, and all of the shares of our common stock underlying the restricted stock units awarded to Mr. Zimak pursuant to the Zimak Employment Agreement. Effective January 1, 2021, the A&R Zimak Employment Agreement provides for various termination events under which Mr. Zimak would be entitled to salary continuation for up to one year.

Outstanding Equity Awards at December 31, 2020

The following table provides information concerning options to purchase shares of our common stock held by the named executive officers on December 31, 2020.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options Exercisable	(c) Number of Securities Underlying Unexercised Options Unexercisable		(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option exercise price ($)	(f) Option expiration date
James C. Heckman	1,687,500	562,500	(1)	-	0.56	9/12/2028
James C. Heckman	-	14,509,205	(2)	-	0.46	4/10/2029
Ross Levinsohn	-	532,004	(3)	-	0.46	4/10/2029
Ross Levinsohn	1,000,000	1,000,000	(4)	-	0.42	6/11/2029
Ross Levinsohn	-	2,000,000	(5)	-	0.81	9/16/2029
Avi Zimak	375,000	750,000	(6)		0.77	12/2/2029
Avi Zimak	-	1,125,000	(7)		0.77	12/2/2029
Avi Zimak	250,000	-	(8)		-	12/2/2029
Andrew Kraft	1,000,000	-	(9)		0.35	12/13/2028
Andrew Kraft	400,000	-			0.35	12/13/2028
Andrew Kraft	-	1,354,193	(10)		0.46	4/10/2029

(1)	As of December 31, 2020, the remaining option award will vest 1/36th over the next 10 months. On June 3, 2021, our Board approved the 2016 Amendment to the option award grant, which clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option.
(2)	As of December 31, 2020, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. On June 3, 2021, our Board approved the 2019 Amendment to the option award grant, which changed the vesting schedule of the option to provide for an immediate vesting of 2,000,000 shares of our common stock underlying the options, with the remainder of the options being subject to performance-based vesting that is tied to the price of our common stock.
(3)	As of December 31, 2020, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the stock price conditions, therefore, the award continues to vest solely on the time vesting condition.
(4)	The shares of our common stock underlying the options vest one-third on June 11, 2020, with the balance vesting monthly over the next 24 months.

(5)	As of December 31, 2020, the shares of our common stock underlying the options were subject to revenue vesting conditions in addition to time vesting condition where one-third of the awards vests after one year of continuous service; with the balance vesting monthly when completes each month of continuous service. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the revenue vesting conditions, therefore, the award continues to vest solely on the time vesting condition.
(6)	The shares of our common stock underlying the options vest one-third on the first anniversary of the grant date, with the balance vesting monthly over the next 24 months.
(7)	The shares of our common stock underlying the options are subject to revenue vesting conditions. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the revenue vesting conditions, therefore, the award continues to vest solely on the time vesting condition.
(8)	The shares of our common stock underlying the restricted stock units vest on the first anniversary of the grant date.
(9)	On April 10, 2020, pursuant to the Kraft Separation Agreement, our Board approved an amendment to the option award grant which accelerated the vesting of the original option award from one-third on the first anniversary of the grant date, with the balance vesting monthly over the next 24 months to 750,000 options vested on such date with the balance vesting over the next 9 months.
(10)	On April 10, 2020, pursuant to the Kraft Separation Agreement, our Board approved an amendment to the option award grant which permitted the award to be exercised under an option extension clause. As of December 31, 2020, the shares of our common stock underlying the options were to vest one-third on the first anniversary of the grant date, with the remaining vesting monthly over the next two years, subject to certain stock price conditions as provided in the original award agreement. On January 8, 2021, our Board approved an amendment to the option award grant, which eliminated the stock price conditions, therefore, the award continues to vest solely on the time vesting condition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2020 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	88,964,651	$0.59	6,035,349
Equity compensation plans not approved by security holders	25,831,385	0.59	1,210,459
Total	114,796,036	$0.59	7,245,808

Plans Adopted by Stockholders

2016 Stock Incentive Plan

On December 19, 2016, our Board approved the 2016 Plan. On June 28, 2017, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2016 Plan to 3,000,000 shares of our common stock. Our stockholders approved the 2016 Plan, as amended, on December 13, 2017. On March 28, 2018, our Board approved an increase in the number of shares of our common stock authorized to be issued pursuant to the 2016 Plan from 3,000,000 shares to 5,000,000. This increase in authorized shares was not approved by our stockholders. On August 23, 2018, our Board approved an increase in the number of shares of our common stock authorized for issuance under the 2016 Plan from 5,000,000 shares to 10,000,000 shares. This increase in the number of authorized shares was approved by our stockholders on April 3, 2020.

The purpose of the 2016 Plan is to retain the services of our directors, employees, and consultants, align the interests of these individuals with the interests of our stockholders, and to serve as an aid and inducement in the hiring of new employees through awards of stock options, restricted stock awards, unrestricted stock awards, and performance stock awards (collectively, “Awards”).

Under the terms of the 2016 Plan, Awards to purchase up to 10,000,000 shares of our common stock may be granted to eligible participants. As of the date our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued, 2,921,277 shares of our common stock remain available for issuance pursuant to the 2016 Plan. The 2016 Plan will terminate on December 19, 2026, unless previously terminated by our Board. The 2016 Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the 2016 Plan.

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

Under the terms of the 2019 Plan, 2019 Plan Awards to purchase up to 185,000,000 shares of our common stock may be granted to eligible participants. As of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued, 24,647,216 of shares of our common stock remain available for issuance pursuant to the 2019 Plan. The 2019 Plan will terminate on April 4, 2029, unless previously terminated by our Board. The 2019 Plan is administered by our Board, or any committee of directors designated by our Board and their respective delegates, as described in the 2019 Plan.

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

Plans Adopted Without Approval of Security Holders

Publisher Partner Warrant Program

We operate and continue to develop an exclusive network of professionally managed online media channels, with an underlying technology platform. Each channel is operated by an invitation-only Publisher Partner. On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, our Board approved the Channel Partner Warrant Program (the “Publisher Partner Warrant Program”) to be administered by management that authorized us to grant to certain of the Publisher Partners, Publisher Partner Warrants (the “Publisher Partner Warrants”) to purchase up to 2,000,000 shares of our common stock pursuant to the Publisher Partner Warrant Program. The Publisher Partner Warrant Program was intended to provide equity incentive to the Publisher Partners to motivate and reward them for their services to us and to align the interests of the Publisher Partners with those of our stockholders. The Publisher Partner Warrants had certain performance conditions. Pursuant to the terms of the Publisher Partner Warrants, we would notify the respective Publisher Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Publisher Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Publisher Partner generated during the six-month period from the launch of the Publisher Partner’s operations on our platform or the revenue generated during the period from the issuance date through a specified end date.

During fiscal 2018, we issued Publisher Partner Warrants to 14 Publisher Partners that were exercisable for up to 295,000 shares of our common stock, in the aggregate. The Publisher Partner Warrants vest over three years, have a per share exercise price ranging from $1.32 to $2.25, with a weighted average price of $1.74, and expire five years from the issuance date. In addition to the three-year vesting condition, the Publisher Partner Warrants have performance conditions that determine how many shares of our common stock underlying the Publisher Partner Warrants are earned. As of December 31, 2019, Publisher Partner Warrants exercisable for up to 1,017,140 shares were earned and remained outstanding (after taking into consideration forfeitures), and 613,041 were vested and exercisable.

In the aggregate, as of December 31, 2020, Publisher Partner Warrants exercisable for up to 789,541 shares of our common stock were earned and remained outstanding, of which 463,041 were vested and exercisable. As of the date our accompanying consolidated financial statements for the year ended December 31, 2020 were issued or were available to be issued, 1,210,459 of shares of our common stock remain available for issuance pursuant to the Publisher Partner Warrant Program.

On March 10, 2019, our Board terminated the initial Publisher Partner Warrant Program, and approved the “second” Publisher Partner Warrant Program, that authorized us to grant Publisher Partner Warrants to purchase up to 5,000,000 shares of our common stock. Such Publisher Partner Warrants were to be issued with the same terms as the first Publisher Partner Warrant Program, except that the shares of our common stock underlying these Publisher Partner Warrants are earned and vest over three years and have a five-term.

On May 20, 2020, our Board terminated the second Publisher Partner Warrant Program, and approved the “third” Publisher Partner Warrant Program, that authorized us to grant Publisher Partner Warrants to purchase up to 5,000,000 shares of our common stock. Such Publisher Partner Warrants granted under the third Publisher Partner Warrant Program were to be issued with the same terms as the second Publisher Partner Warrant Program, except that any Publisher Partner Warrants issued under the third Publisher Partner Warrant Program are no longer subject to performance conditions.

Outside Options

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. During 2018 and 2019, our Board granted Outside Options exercisable for up to 2,414,000 and 1,500,000, respectively, shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets. On January 8, 2021, our Board approved an amendment to the Outside Option award grants, which eliminated the certain performance targets, therefore, the awards continue to vest solely on the time vesting condition.

Warrants

On June 14, 2019, our Board approved the grant of the warrants to acquire up to 21,989,844 shares our common stock to ABG in connection with the Sports Illustrated Licensed Brands. Half the warrants have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the warrants have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants will vest in equal monthly increments over a period of two years beginning on the one-year anniversary of the date of issuance of the warrants (any unvested portion of such warrants to be forfeited by ABG upon certain terminations by us of the Sports Illustrated Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants will vest based on the achievement of certain performance goals for the Sports Illustrated Licensed Brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances we may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants will automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of us; and (5) ABG will have the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any of our future equity issuances (subject to customary exceptions). Pursuant to the SI Fourth Amendment, the exercise price of fifty percent (50%) of the Eighty-Four Cents Warrants was changed to $0.42 per share in exchange for additional benefits under the Sports Illustrated Licensing Agreement.

Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of August 12, 2021: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current directors (as of August 12, 2021) and our “named executive officers” (as determined as of December 31, 2020); and (iii) by all of our current directors and executive officers as a group (as of August 12, 2021).

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Five Percent Stockholders:
B. Riley FBR, Inc. (3)	79,055,072	30.01%
180 Degree Capital Corp. (4)	22,931,250	8.57%
Warlock Partners, LLC (5)	29,782,316	11.31%
Athletes First Media LLC (6)	15,000,000	5.69%
TCS Capital Management LLC	20,714,286	7.86%
Directors and Named Executive Officers:
James Heckman (7)	10,810,931	4.00%
Ross Levinsohn (8)	5,915,428	2.21%
John Fichthorn (9)	2,552,795	**
Todd Sims (10)	878,116	**
B. Rinku Sen (11)	325,938	**
Peter Mills (12)	853,542	**
Carlo Zola (13)	29,823,395	11.32%
Daniel Shribman (14)	41,079	**
Andrew Kraft (15)	2,528,494	**
Avi Zimak (16)	1,375,000	**
Total Executive Officers and Directors, as a group (13 persons)	51,014,101	18.28%

*	The address for each person listed above is 225 Liberty Street, 27th Floor, New York, New York 10281, unless otherwise indicated.
**	Less than 1.0%.

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of August 12, 2021 pursuant to options, warrants, conversion privileges, or other rights.
(2)	Based on 263,441,879 shares of our common stock issued and outstanding, plus the number of shares each person has the right to acquire within sixty (60) days of August 12, 2021.
(3)	Shares of our common stock beneficially owned consist of 79,048,002 shares. Shares of our common stock beneficially owned does not consist of (i) 10,200,000 shares issuable upon conversion of 3,366 shares of Series H Preferred Stock; and (ii) 875,000 shares of our common stock issuable upon the exercise of warrants. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock and warrants are subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock or exercise the warrants that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(4)	Shares of our common stock beneficially owned consist of 18,931,250 shares. Shares of our common stock beneficially owned does not consist of 4,000,000 shares issuable upon conversion of 1,320 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(5)	Shares of our common stock beneficially owned consist of 29,782,316 shares. Shares of our common stock beneficially owned does not consist of 6,666,667 shares issuable upon conversion of 2,200 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(6)	Shares of our common stock beneficially owned consist of 15,000,000 shares.
(7)	Shares of our common stock beneficially owned consist of: (i) 4,144,708 shares; (ii) 2,250,000 shares of issuable upon the exercise of vested options issued under the 2016 Plan; (iii) 2,025,314 shares issuable upon the exercise of vested options issued under the 2019 Plan; and (iv) 2,390,909 shares issuable upon conversion of 789 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(8)	Shares of our common stock beneficially owned consist of: (i) 1,245,434 shares; (ii) 4,063,933 shares issuable upon the exercise of vested options issued under the 2019 Plan and (iii) 606,061 shares issuable upon conversion of 200 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(9)	Shares of our common stock beneficially owned consist of: (i) 2,177,795 shares; (ii) 375,000 shares of our common stock issuable upon the vesting of restricted stock units; and (iii) 166,667 shares of our common stock granted under restricted stock awards, of which 125,000 shares of our common stock have vested (remaining shares will vest 1/12 on a monthly basis).
(10)	Shares of our common stock beneficially owned consist of (i) 878,116 shares; and (ii) 166,667 shares of our common stock granted under restricted stock awards, of which 125,000 shares of our common stock have vested (remaining shares will vest 1/12 on a monthly basis).
(11)	Shares of our common stock beneficially owned consist of: (i) 269,231 shares; (ii) 457 shares of our common stock issuable upon the exercise of warrants; (iii) 56,250 shares of our common stock issuable upon the exercise of vested options issued under the 2016 Plan; and (iv) 83,333 shares of our common stock granted under restricted stock awards, of which 62,500 shares of our common stock have vested (remaining shares will vest 1/12 on a monthly basis).

(12)	Shares of our common stock beneficially owned consist of: (i) 674,792 shares; (ii) 78,750 shares of our common stock issuable upon the exercise of vested options issued under 2016 Plan; (iii) 166,667 shares of our common stock granted under restricted stock awards, of which 125,000 shares of our common stock have vested (with the remaining shares vesting 1/12 on a monthly basis) and (iv) 100,000 shares of our common stock issuable upon the conversion of 33 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(13)	Shares of our common stock beneficially owned consist of (i) 29,782,316 shares held by Warlock Partners, LLC, a company for which Mr. Zola serves as the managing member and (ii) 41,079 shares of our common stock granted under a restricted stock award, of which 23,474 shares of our common stock have vested (with the remaining shares vesting 1/7 on a monthly basis). Shares of our common stock beneficially owned does not consist of 6,666,667 shares issuable upon conversion of 2,200 shares of Series H Preferred Stock. Each share of Series H Preferred Stock has voting rights equivalent to the number of shares of our common stock on an as-converted basis. Our Series H Preferred Stock is subject to a “conversion block”, such that the holder cannot convert any portion of our Series H Preferred Stock that would result in the holder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our common stock following such conversions (which “conversion block” can be increased to 9.99% upon at least 61 days’ prior written notice to us).
(14)	Shares of our common stock beneficially owned consist of 41,079 shares of our common stock granted under a restricted stock award, of which 23,474 shares of our common stock have vested (with the remaining shares vesting 1/7 on a monthly basis).
(15)	Shares of our common stock beneficially owned consist of: (i) 1,128,494 shares of our common stock issuable upon the exercise of vested options issued under the 2019 Plan; and (ii) 1,400,000 shares of our common stock issuable upon the exercise of vested options from the Outside Plan.
(16)	Shares of our common stock beneficially owned consist of 1,375,000 shares of issuable upon the exercise of vested options issued under the 2019 Plan.

Series H Preferred Stock

The following table sets forth information regarding beneficial ownership of the Series H Preferred Stock as of August 12, 2021, (i) by each person who is known by us to beneficially own more than 5% of the Series H Preferred Stock; (ii) by our current directors (as of August 12, 2021) and our “named executive officers” (determined as of December 31, 2020); and (iii) by all of our current directors and executive officers as a group (as of August 12, 2021). The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 19,597 shares of our Series H Preferred Stock issued and outstanding as of August 12, 2021.

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Ownership	Percent of Class
Five Percent Stockholders:
Mark E. Strome	6,425	32.79%
B. Riley FBR, Inc.	3,366	17.18%
180 Degree Capital Corp.	1,320	6.74%
Warlock Partners LLC	2,200	11.23%
Directors and Named Executive Officers
James Heckman	789	4.03%
Ross Levinsohn (1)	200	1.02%
John Fichthorn	-	-
Todd Sims	-	-
B. Rinku Sen	-	-
Peter Mills	33	**
Carlo Zola (2)	2,200	11.23%
Daniel Shribman	-	-
Andrew Kraft	-	-
Avi Zimak	-	-
Total Executive Officers and Directors, as a group (13 persons)	2,433	14.65%

*	The address for each person listed above is 225 Liberty Street, 27th Floor, New York, New York 10281, unless otherwise indicated.
**	Less than 1.0%.
(1)	Mr. Levinsohn invested $200,000 into the Heckman Maven Investment Fund, L.P. (the “Fund”), an owner of shares of the Series H Preferred Stock. Mr. Levinsohn’s ownership in the Fund resulted in him beneficially owning approximately 200 shares of Series H Preferred Stock.
(2)	Shares of the Series H Preferred Stock beneficially owned consist of 2,200 shares held by Warlock Partners, LLC, a company for which Mr. Zola serves as the managing member.

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

Financings

On March 24, 2020, we entered into the Second A&R NPA with an affiliated entity of B. Riley, in its capacity as agent and a purchaser. Pursuant to the Second A&R NPA, we issued the Term Note, in the aggregate principal amount of $12,000,000 to the purchaser. Up to $8,000,000 in principal amount under the Term Note is due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in-kind in arrears on the last day of each fiscal quarter. On March 25, 2020, we drew down $6,913,865 under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of $793,109, and other legal fees and expenses of BRF Finance that we paid, we received net proceeds of approximately $6,000,000. Pursuant to Amendment 1 to the Second A&R NPA, dated October 23, 2020, interest payable on the notes on September 30, 2020, December 31,2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts can be converted into shares of our common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments. In addition, $3,367,090, including $3,295,506 of principal amount of the Term Note and $71,585 of accrued interest, was converted into shares of our Series K Preferred Stock and the maturity date of the Term Note was changed from March 31, 2021 to March 31, 2022. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. Todd Sims, one of our directors, has served as the President of BRVC, a wholly owned subsidiary of B. Riley since October 2020. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

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

Between October 23, 2020 and November 11, 2020, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. Between October 23, 2020 and November 11, 2020, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of our common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. B. Riley FBR, acting as a placement agent for these issuances, was paid in cash $520,500 for its services and reimbursed for certain legal and other costs. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. Todd Sims, one of our directors, has served as the President of BRVC, a wholly owned subsidiary of B. Riley since October 2020. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock.

On May 20 and 25, 2021, and June 2, 2021, we entered into several securities purchase agreements with accredited investors, pursuant to which we issued an aggregate of 28,588,575 shares of our common stock, at a per share price of $0.70, for aggregate gross proceeds of approximately $20.0 million in a private placement. Among the investors were B. Riley, or its affiliates, Warlock, and TCS Capital Management. John A. Fichthorn, our Executive Chairman, previously served as Head of Alternative Investments of B. Riley Capital Management, a wholly owned subsidiary of B. Riley, Todd Sims, one of our directors, has served as the President of BRVC, a wholly-owned subsidiary of B. Riley since October 2020, and Dan Shribman, one of our directors, currently serves as Chief Investment Officer of B. Riley and President of its B. Riley Principal Investments subsidiary. Carlo Zola, one of our directors, serves as a principal of Warlock. Finally, Eric Semler, who at the time of the investment, was one of our directors, is the Managing Member of TCS Capital Management.

Cramer Agreement

On August 7, 2019, in connection with TheStreet Merger, we entered into the Cramer Agreement with Mr. Cramer, pursuant to which Mr. Cramer and Cramer Digital agreed to provide the Cramer Services. In consideration for the Cramer Services, we pay Cramer Digital the Revenue Share. In addition, we pay Cramer Digital $3,250,000 as an annualized guarantee payment in equal monthly draws, recoupable against the Revenue Share. We also issued two options to Cramer Digital pursuant to our 2019 Plan. The first option was to purchase up to two million shares of our common stock at an exercise price of $0.72, the closing stock price on August 7, 2019, the grant date. This option vests over 36 months. The second option was to purchase up to three million shares of our common stock at an exercise price of $0.54, the closing stock price on April 21, 2020, the grant date. In the event Cramer Digital and we agree to renew the term of the Cramer Agreement for a minimum of three years from the end of the second year of the current term, 900,000 shares will vest on the Trigger Date. The remaining shares will vest equally on the 12-month anniversary of the Trigger Date, the 24-month anniversary of the Trigger Date, and the 36-month anniversary of the Trigger Date. In addition, we provide Cramer Digital with a marketing budget, access to personnel and support services, and production facilities. Finally, the Cramer Agreement provides that we will reimburse fifty percent of the cost of the rented office space by Cramer Digital, up to a maximum of $4,250 per month. On April 6, 2021, Cramer Digital notified us that it would cancel the optional third year of the term of the Cramer Agreement and we and Cramer Digital commenced negotiation of a new contract. On August 7, 2021, we entered into an extension of the Cramer Agreement to provide Mr. Cramer's services through September 30, 2021. Further, we are in discussions about an ongoing relationship.

Other Agreements

On May 1, 2020, Josh Jacobs and we entered into a Strategic Financing Addendum (the “Addendum”) to his Director Agreement dated January 1, 2020 (the “Jacobs Director Agreement”). Pursuant to the Addendum, Mr. Jacobs agreed to provide additional services to us in exchange for compensation in the amount of $20,000 per month. The services to be provided was again amended in July 2020. During fiscal 2020, we paid Mr. Jacobs $120,000 for these services.

On August 26, 2020, Maven Coalition entered into a consulting agreement with James C. Heckman, our former Chief Executive Officer pursuant to which Maven Coalition agreed to pay to Mr. Heckman a monthly fee of approximately $29,167 (to be increased to approximately $35,417 once our senior executive officer salaries are returned to the levels in place prior to March 2020). Mr. Heckman is also entitled to bonus payments of up to one hundred percent of the monthly fees payable in the then-current year upon satisfaction of certain performance goals. Mr. Heckman may also be awarded additional equity incentive awards. The initial term of the consulting agreement commenced on August 26, 2020 and ends on August 26, 2021, which term may be extended for an additional 12-month period unless our then-Chief Executive Officer notifies Mr. Heckman of a decision not to extend at least 90 days in advance. On June 3, 2021, Maven Coalition and Mr. Heckman amended and restated the consulting agreement to provide that Mr. Heckman would be paid approximately $57,895 per month from February 2021 through August 2022 in exchange for certain strategic advisory services provided by Mr. Heckman to Maven Coalition. The terms of the Heckman Amendment are conditioned upon the execution of a mutual release by Mr. Heckman, Maven Coalition, Maven Media, TheStreet, and Heckman Media, LLC.

Effective September 4, 2020, we entered into a separation and advisory agreement with William Sornsin, who served as our Chief Operating Officer from January 2020 until September 2020, pursuant to which we agree to pay him salary continuation in the amount of $275,000, which is the equivalent of one full year of Mr. Sornsin’s salary as of the date of the separation. Pursuant to the Sornsin Separation Agreement, we will continue to pay Mr. Sornsin a consulting fee of $100 per hour of consulting services performed.

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

Officer Promissory Notes

In May 2018, our then Chief Executive Officer began advancing funds to us in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which ranged from 2.18% to 2.38%. As of December 31, 2019, the total principal amount of advances outstanding were $319,351 (including accrued interest of $12,574). On October 31, 2020, we entered into an Exchange Agreement with Mr. Heckman pursuant to which he converted the outstanding principal amount due, together with accrued but unpaid interest under the promissory notes, into 389 shares of our Series H Preferred Stock. Nothing was outstanding as of December 31, 2020.

Director Independence

As of December 31, 2020, our Board was composed of seven persons – Ross Levinsohn, John Fichthorn, Peter Mills, Todd Sims, B. Rinku Sen, David Bailey, and Joshua Jacobs. We do not have securities listed on a national securities exchange or in an inter-dealer quotation system that has director independence or committee independence requirements. Accordingly, we are not required to comply with any director independence requirements.

Notwithstanding the foregoing lack of applicable independence requirements, as of December 31, 2020, our Board had four members that qualified as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act and Rule 5605 of The Nasdaq Stock Market Listing Rules.

Based upon all facts and circumstances our Board deemed relevant in determining their independence, our Board has determined that Mr. Peter B. Mills, Mr. John Fichthorn, Mr. Todd Sims, and Ms. B. Rinku Sen are all independent, and do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that Mr. Ross Levinsohn, by virtue of his position as our Chief Executive Officer, as well as Mr. Joshua Jacobs, by virtue of his position as our President from January 1, 2018 through October 1, 2019, were not independent during fiscal 2020. Our Board also determined that Mr. David Bailey, by virtue of his affiliation with BTC Inc. and his affiliation with other related parties, was not independent during fiscal 2020.

Since the end of 2020, Mr. Bailey and Mr. Jacobs resigned as directors. Carlo Zola and Dan Shribman joined our Board as directors in June 2021. Based on Rule 5606 of The Nasdaq Stock Market Listing Rules, we believe that both directors are independent.

In making the determinations discussed above, our Board considered information requested from and provided by each director concerning his or her background, employment, affiliations, family relationships. Our Board also considered the current and prior relationships that each non-employee director had with our Company, including the relationship of certain of our directors with certain of our significant stockholders, B. Riley and Warlock.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed and incurred to both us or our subsidiaries by our independent registered public accounting firm for the years ended December 31, 2020 and 2019 for professional services by Marcum.

Category	2020 (1)	2019 (2)
Audit Fees	$600,000	$1,223,979
Audit-related Fees	-	-
All Other Fees	-	-
Tax Fees	20,600	69,165
	$620,600	$1,293,144

(1)	These fees were incurred during fiscal 2020 and 2021 in connection with the audit fees related to the audit for our year ended December 31, 2020 and review of our financial statements for certain of the fiscal 2020 interim periods, as well as tax fees for certain tax compliance services provided for fiscal 2020.
(2)	These fees were incurred during fiscal 2020 and 2021 in connection with the audit fees related to the audit for our year ended December 31, 2019 and review of our financial statements for certain of the fiscal 2019 interim periods, as well as tax fees for certain tax compliance services provided for fiscal 2019.

Audit Fees

We paid or incurred audit fees to Marcum of $600,000 and $1,223,979 for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, respectively, and for review of our financial statements included in the comprehensive Form 10-K we filed, which included the quarterly financial statements for fiscal 2019, and for review of our 2020 quarterly reports on Form 10-Q for the first, second, and third quarters of fiscal 2020.

Audit-related Fees

Marcum did not provide any services not disclosed in the table above during fiscal 2020 and 2019. As a result, there were no audit-related fees billed or paid during fiscal 2020 and 2019.

All Other Fees

Marcum did not provide any services not disclosed in the table above during fiscal 2020 and 2019. As a result, there were no other fees billed or paid during fiscal 2020 and 2019.

Tax Fees

Marcum provided professional services for tax compliance for fiscal 2020 and 2019 and was paid $20,600 and $69,165, respectively.

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

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Reference is made to the Financial Statements filed under Item 8, Part II of this Annual Report.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.

2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended, which was filed as Exhibit 3.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the filed with the Secretary of State of the State of Delaware on December 2, 2016, which was filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on December 9, 2016.
3.3	Amended and Restated Bylaws, which was filed as Exhibit 3.1 to our Current Report on Form 8-K/A filed on November 13, 2020.
3.4	Certificate of Designation of Preferences, Rights, and Limitations for Series G Convertible Preferred Stock, which was filed as Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-40710), filed on July 3, 2002 and declared effective on July 28, 2000.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 10, 2018.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on July 3, 2019.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series J Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on October 10, 2019.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series K Convertible Preferred Stock, which was filed as an exhibit to our Current Report on Form 8-K filed on October 28, 2020.
3.9	Certificate of Amendment as filed with the Delaware Secretary of State on December 18, 2020, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 18, 2020.
3.10	Certificate of Designation of Series L Junior Participating Preferred Stock of the Company, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 4, 2021.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.3	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.4	Form of 10% Convertible Debenture due June 30, 2019, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 21, 2018.
4.5	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.6	Form of 10% Original Issue Discount Senior Secured Convertible Debenture due October 31, 2019, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 24, 2018.
4.7	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.8	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 13, 2018.
4.9	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 22, 2019.
4.10	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 28, 2019.
4.11	Form of 12% Senior Secured Subordinated Convertible Debenture due December 31, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 12, 2019.
4.12	Stockholder Voting Agreement, dated as of June 11, 2019, by and among 180 Degree Capital Corp., TheStreet SPV Series – a Series of 180 Degree Capital Management, LLC, the Company, and TST Acquisition Co., Inc, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 12, 2019.

4.13	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.14*	Description of Securities.
4.15	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.16*	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC.
4.17	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.18	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.19	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.20	Rights Agreement, dated as of May 4, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 4, 2021.
10.1	Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 10, 2017.
10.2	Registration Rights Agreement, which was filed Exhibit 10.2 to our Current Report on Form 8-K, filed on April 10, 2017.
10.3+	Employment Agreement, dated November 4, 2016, by and between the Company and William C. Sornsin, Jr., which was filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 7, 2016.
10.4+	Employment Agreement, dated November 4, 2016, by and between the Company and Benjamin C. Joldersma, which was filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on November 7, 2016.
10.5	Share Exchange Agreement, dated October 14, 2016, which was filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 17, 2016.
10.6	Amendment to the Share Exchange Agreement, dated November 4, 2016, which was filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 7, 2016.
10.7	Form of Registration Rights Agreement, which was filed as Exhibit 10.10 to our Current Report on Form 8-K, filed on November 7, 2016.
10.8+	Employment Agreement, dated November 4, 2016, by and between the Company and James C. Heckman, which was filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 7, 2016.
10.9	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.10	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.11	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.
10.12	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.13	Securities Purchase Agreement, dated as of June 6, 2018, by and between the Company and L2 Capital, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2018.

10.14	Promissory Note, issued as of June 6, 2018 by the Company in favor of L2 Capital, LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 12, 2018.
10.15	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.16	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.17	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.18	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.
10.19	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.
10.20	Security Agreement, dated October 18, 2018, by and among the Company, Maven Coalition, Inc., HubPages, Inc., SM Acquisition Co., Inc., and each investor named therein, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on October 24, 2018.
10.21	Subsidiary Guarantee, dated October 18, 2018, by Maven Coalition, Inc., HubPages, Inc., and SM Acquisition Co., Inc., in favor of each investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on October 24, 2018.
10.22	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.23	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.24	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.25	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.26	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.
10.27	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.28	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.29	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 12, 2019.
10.30	Note Purchase Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investors named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2019.
10.31	Form of 12% Note due July 31, 2019, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 12, 2019.
10.32	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.33	Amended and Restated Note Purchase Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 19, 2019.

10.34	Form of 12% Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 19, 2019.
10.35	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.
10.36	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.37	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.38	First Amendment to Amended and Restated Note Purchase Agreement, dated August 27, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc. Say Media, Inc., TheStreet, Inc., f/k/a TST Acquisition Co., Inc., Maven Media Brands, LLC, and the investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2019.
10.39	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.40	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.
10.41	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.42	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2020, by and among the Company, Maven Coalition, Inc., TheStreet, Inc. Maven Media Brands, LLC, the agent and the purchaser, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2020.
10.43	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.44	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.45	Form of Series J Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2020.
10.46	Form of Series J Registration Rights Agreement, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 9, 2020.
10.47	Form of Series K Securities Purchase Agreement by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2020.
10.48	Form of Series K Registration Rights Agreement by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2020.
10.49	Amendment No. 1 to Second Amended and Restated Note Purchase Agreement, dated October 23, 2020, among the Company, the guarantors from time to time party thereto, each of the purchasers named therein, and BRF Financial Co., LLC, in its capacity as agent for the purchasers, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 28, 2020.
10.50	Account Sale and Purchase Agreement, dated December 12, 2018, by and among Sallyport Commercial Finance, LLC, the Company, Maven Coalition, Inc., and HubPages, Inc., which was filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on January 8, 2021.
10.51*	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc..
10.52*	Lease of a Condominium Unit, dated October 2, 2019, by and between 26 WSN, LLC and the Company.
10.53*	Standard Form of Condominium Apartment Lease, dated February 10, 2020, by and between Strawberry Holdings, Inc. and the Company.

10.54*	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company.
10.55*	Office Gross Lease, dated June 30, 2015, by and between RH 42Fourth, LLC and Say Media, Inc.
10.56*	Sublease Agreement, dated April 25, 2018, by and between Hodgson Meyers Communications, Inc. and Maven Coalition, Inc.
10.57*	WeWork Membership Agreement, dated September 19, 2018, by and between WW 995 Market LLC and the Company.
10.58*	Amendment to Membership Agreement, dated October 27, 2020, by and between WW 995 Market LLC and the Company.
10.59*	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company.
10.60+	Consulting Agreement, dated August 26, 2020, by and between Maven Coalition, Inc. and James C. Heckman, Jr., which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on January 8, 2021.
10.61+*	Separation Agreement, effective as of September 2, 2020, by and between the Company and James C. Heckman, Jr.
10.62+*	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan.
10.63+*	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan.
10.64*	Note, dated April 6, 2020, issued by TheStreet, Inc. in favor of JPMorgan Chase Bank, N.A.
10.65+*	Director Agreement, effective January 1, 2020, by and between the Company and Joshua Jacobs.
10.66+*	Director Agreement – Strategic Financing Addendum, dated July 31, 2020, by and between the Company and Joshua Jacobs.
10.67+*	Independent Director Agreement, effective as of January 28, 2018, by and between the Company and David Bailey.
10.68+*	Executive Chairman Agreement, dated as of June 5, 2020, by and between the Company and John Fichthorn.
10.69+*	Independent Director Agreement, effective as of August 2018, by and between John Fichthorn.
10.70+*	Independent Director Agreement, effective as of November 3, 2017, by and between B. Rinku Sen and the Company.
10.71+*	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims.
10.72+*	Confidential Separation Agreement and General Release of All Claims, dated October 5, 2020, by and between Benjamin Joldersma and the Company.
10.73+*	Amended and Restated Consulting Agreement, dated January 1, 2019, by and between Maven Coalition, and William C. Sornsin, Jr.
10.74+*	Executive Employment Agreement, dated January 16, 2020, by and between the Company and William C. Sornsin, Jr.
10.75+*	Separation & Advisor Agreement, dated October 6, 2020, by and between the Company and William C. Sornsin, Jr.
10.76+*	Executive Employment Agreement, dated May 1, 2019, by and between the Company and Douglas B. Smith.
10.77+*	Executive Employment Agreement, dated September 16, 2019, by and between the Company and Ross Levinsohn.
10.78+*	Amended and Restated Executive Employment Agreement, dated May 1, 2020, by and between the Company and Ross Levinsohn.
10.79+*	Advisory Services Agreement, dated April 10, 2019, by and between the Company and Ross Levinsohn.
10.80+*	First Amendment to the 2016 Stock Incentive Plan.
10.81+*	Second Amendment to the 2016 Stock Incentive Plan.
10.82+*	Form of Restricted Equity Award Grant Note – 2019 Equity Incentive Plan.
10.83+*	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan.
10.84+*	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith.
10.85+*	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith.

10.86	Sublease Agreement, dated July 22, 1999, by and between TheStreet.com, Inc. and W12/14 Wall Acquisition Associates LLC, which was filed as Exhibit 10.98 to our Annual Report on Form 10-K filed on January 8, 2021.
10.87	Third Lease Amendment Agreement, dated December 31, 2008, by and between CRP/Capstone 14W Property Owner, L.L.C. and TheStreet.com, Inc., which was filed as Exhibit 10.99 to our Annual Report on Form 10-K filed on January 8, 2021.
10.88	Surrender Agreement, dated October 30, 2020, by and between Roza 14W LLC and TheStreet.com, Inc. and Maven Coalition, Inc., which was filed as Exhibit 10.100 to our Annual Report on Form 10-K filed on January 8, 2021.
10.89	Promissory Note issued in favor of James Heckman, dated July 13, 2018, which was filed as Exhibit 10.101 to our Annual Report on Form 10-K filed on January 8, 2021.
10.90	Promissory Note issued in favor of James Heckman, dated May 18, 2018, which was filed as Exhibit 10.102 to our Annual Report on Form 10-K filed on January 8, 2021.
10.91	Promissory Note issued in favor of James Heckman, dated May 15, 2018, which was filed as Exhibit 10.103 to our Annual Report on Form 10-K filed on January 8, 2021.
10.92	Promissory Note issued in favor of James Heckman, dated June 6, 2018, which was filed as Exhibit 10.104 to our Annual Report on Form 10-K filed on January 8, 2021.
10.93	Assignment Agreement, dated October 3, 2019, by and among, the Company, ABG-SI LLC, Meredith Corporation, and TI Gotham Inc., which was filed as Exhibit 10.106 to our Annual Report on Form 10-K filed on January 8, 2021.
10.94	Employee Leasing Agreement, dated October 3, 2019, by and between the Company and Meredith Corporation, which was filed as Exhibit 10.107 to our Annual Report on Form 10-K filed on January 8, 2021.
10.95	Outsourcing Agreement, dated October 3, 2019, by and between the Company and Meredith Corporation, which was filed as Exhibit 10.108 to our Annual Report on Form 10-K filed on January 8, 2021.
10.96	Transition Services Agreement – theMaven, dated October 3, 2019, by and between the Company and Meredith Corporation, which was filed as Exhibit 10.109 to our Annual Report on Form 10-K filed on January 8, 2021.
10.97	Assignment and Assumption Agreement, dated October 3, 2019, by and among Meredith Corporation, TI Gotham Inc., and the Company, which was filed as Exhibit 10.110 to our Annual Report on Form 10-K filed on January 8, 2021.
10.98+	Executive Employment Agreement, dated October 1, 2020, by and among the Company and Andrew Kraft, which was filed as Exhibit 10.110 to our Annual Report on Form 10-K filed on April 9, 2021.
10.99	Channel Partners Warrant Program adopted on March 10, 2019, which was filed as Exhibit 10.111 to our Annual Report on Form 10-K filed on April 9, 2021.
10.100	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.101+	2020 Outside Director Compensation Policy, adopted as of January 1, 2020, which was filed as Exhibit 10.113 to our Annual Report on Form 10-K filed on April 9, 2021.
10.102+	Amendment to 2020 Outside Director Compensation Policy, dated May 27, 2020, which was filed as Exhibit 10.114 to our Annual Report on Form 10-K filed on April 9, 2021.
10.103+	Amended & Restated Executive Employment Agreement, dated January 1, 2020, by and between Maven Coalition, Inc. and Andrew Kraft, which was filed as Exhibit 10.115 to our Annual Report on Form 10-K filed on April 9, 2021.
10.104+	Consulting Agreement, dated April 11, 2020, by and between Maven Coalition, Inc. and AQKraft Advisory Services, LLC, which was filed as Exhibit 10.116 to our Annual Report on Form 10-K filed on April 9, 2021.
10.105+	Executive Employment Agreement, dated November 2, 2019, by and between the Company and Avi Zimak, which was filed as Exhibit 10.117 to our Annual Report on Form 10-K filed on April 9, 2021.
10.106+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.
10.107*+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.108+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.

10.109	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.113 to our Annual Report on Form 10-K filed on April 9, 2021.
10.110+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.111+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.
10.112	Exchange Agreement, dated October 31, 2020, by and between the Company and James C. Heckman, which was filed as Exhibit 10.125 to our Annual Report on Form 10-K filed on April 9, 2021.
10.113+	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.114+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.115+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and James Heckman, which was filed as Exhibit 10.128 to our Annual Report on Form 10-K filed on April 9, 2021.
10.116+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company B. Rinku Sen, which was filed as Exhibit 10.129 to our Annual Report on Form 10-K filed on April 9, 2021.
10.117+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.118+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.119+	Executive Employment Agreement, effective as of January 1, 2021, by and between the Company and Jill Marchisotto, which was filed as Exhibit 10.5 to our Current Report on Form 8-K on February 23, 2021.
10.120+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.121	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.122+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.123+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and James Heckman, which was filed as Exhibit 10.136 to our Annual Report on Form 10-K on April 9, 2021.
10.124+	Restricted Stock Award Grant Notice, effective January 1, 2019, by and between the Company and B. Rinku Sen, which was filed as Exhibit 10.137 to our Annual Report on Form 10-K on April 9, 2021.
10.125+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.126+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.127+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.
10.128+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.129+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.130+	Letter Agreement between the Company and Joshua Jacobs, effective as of March 9, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on March 12, 2021.
10.131+	Restricted Stock Award Grant Notice, effective March 9, 2021, by and between the Company and Eric Semler, which was filed as Exhibit 10.144 to our Annual Report on Form 10-K on April 9, 2021.

10.132	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.133	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.134	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.135	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.136	Amendment No. 2 to Second Amended and Restated Note Purchase Agreement, dated as of May 19, 2021, by and among the Company, Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, and the Agent, and the Purchaser, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on May 25, 2021.
10.137	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.138	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.
10.139	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.140*+	Amended & Restated Executive Employment Agreement, dated June 14, 2020, by and between the Company and Avi Zimak.
10.141*+	Director Agreement – Strategic Financing Addendum, dated May 1, 2020, by and between the Company and Joshua Jacobs.
10.142*+	Confidential Separation Agreement and General Release, dated April 10, 2020, by and between the Company and Andrew Kraft.
14.1*	Amended and Restated Business Code of Ethics and Conduct.
14.2*	Code of Ethics for Financial Officers.
21.1*	Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL*	Instance Document.
101.SCH XBRL*	Taxonomy Extension Schema Document.
101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE XBRL*	Taxonomy Presentation Linkbase Document.

*	Filed Herewith
+	Employment Agreement

(b)	Exhibits. See Item 15(a) above.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheMaven, Inc.

Dated: August 16, 2021	By:	/s/ Ross Levinsohn
Ross Levinsohn Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas B. Smith
Douglas B. Smith Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ ROSS LEVINSOHN	Chief Executive Officer and Director
Ross Levinsohn	(Principal Executive Officer)
Date: August 16, 2021

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial and Accounting Officer)
Date: August 16, 2021

/s/ JOHN A. FICHTHORN	Executive Chairman and Director
John A. Fichthorn
Date: August 16, 2021

/s/ CARLO ZOLA	Director
Carlo Zola
Date: August 16, 2021

/s/ PETER B. MILLS	Director
Peter B. Mills
Date: August 16, 2021

/s/ B. RINKU SEN	Director
B. Rinku Sen
Date: August 16, 2021

/s/ DANIEL SHRIBMAN	Director
Daniel Shribman
Date: August 16, 2021

/s/ TODD D. SIMS	Director
Todd D. Sims
Date: August 16, 2021

TheMaven, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TheMaven, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TheMaven, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Contract Modification to Certain Subscription Contacts

As described in Note 2 to the consolidated financial statements, the Company modified certain digital and magazine subscription contracts. The Company determined that the contract modification was a termination of the existing contract and a creation of a new contract with each individual subscriber. The Company accounted for the contract modification on a prospective basis.

The principal consideration for our determination that performing procedures relating to these contract modifications is a critical audit matter, are there is significant audit judgment by management in determining the impact related to revenue recognition, contract assets and contract liabilities and classification of short-term and long-term presentation to the Company’s future period balance sheets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, amongst others, (i) gaining an understanding of the Company’s estimation process related to contract modification (ii) testing the number of future unserved subscription copies at the contract modification date to estimate the financial impact of the contract modification to both the current period and future period earnings (iii) testing management’s analysis of the financial impact of the contract modification to contract asset and contract liabilities balances as of end of the year and the impact to current period earnings (iv) testing the mathematical accuracy of the analysis prepared by management (v) evaluating the appropriateness of the presentation to the consolidated financial statements.

/s/ Marcum llp
Marcum LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

August 16, 2021

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,033,872	$8,852,281
Restricted cash	500,809	620,809
Accounts receivable, net	16,497,626	16,233,955
Subscription acquisition costs, current portion	28,146,895	3,142,580
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	4,667,263	4,310,735
Total current assets	73,846,465	48,160,360
Property and equipment, net	1,129,438	661,277
Operating lease right-of-use assets	18,292,196	3,980,649
Platform development, net	7,355,608	5,892,719
Royalty fees, net of current portion	11,250,000	26,250,000
Subscription acquisition costs, net of current portion	13,358,585	3,417,478
Acquired and other intangible assets, net	71,501,835	91,404,144
Other long-term assets	1,330,812	1,085,287
Goodwill	16,139,377	16,139,377
Total assets	$214,204,316	$196,991,291
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$8,228,977	$9,580,186
Accrued expenses and other	14,718,193	16,483,201
Line of credit	7,178,791	-
Unearned revenue	61,625,676	32,163,087
Subscription refund liability	4,035,531	3,144,172
Operating lease liabilities	1,059,671	2,203,474
Liquidated damages payable	9,568,091	8,080,514
Convertible debt	-	741,197
Warrant derivative liabilities	1,147,895	1,644,200
Embedded derivative liabilities	-	13,501,000
Total current liabilities	107,562,825	87,541,031
Unearned revenue, net of current portion	23,498,597	31,179,211
Restricted stock liabilities, net of current portion	1,995,810	-
Operating lease liabilities, net of current portion	19,886,083	2,616,132
Other long-term liabilities	753,365	242,310
Deferred tax liabilities	210,832	-
Promissory notes, including accrued interest	-	319,351
Convertible debt, net of current portion	-	12,497,765
Long-term debt	62,194,272	44,009,745
Total liabilities	216,101,784	178,405,545
Commitments and contingencies (Note 26)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at December 31, 2020 and 2019	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $19,597,000 and $19,399,250; Series H shares issued and outstanding: 19,597 and 19,400; common shares issuable upon conversion: 59,384,849 and 58,787,879 at December 31, 2020 and 2019, respectively	18,247,496	18,045,496
Series I convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 25,800 shares designated; aggregate liquidation value: $0 and $23,100,000 at December 31, 2020 and 2019, respectively; Series I shares issued and outstanding: 23,100; common shares issuable upon conversion: 46,200,000 at December 31, 2019	-	19,699,742
Series J convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 25,000 shares designated; aggregate liquidation value: $0 and $20,000,000 at December 31, 2020 and 2019, respectively; Series J shares issued and outstanding: 20,000; common shares issuable upon conversion: 28,571,428 at December 31, 2019	-	17,739,996
Total mezzanine equity	18,415,992	55,653,730
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 229,085,167 and 37,119,117 shares at December 31, 2020 and 2019, respectively	2,290,851	371,190
Common stock to be issued	10,809	39,383
Additional paid-in capital	139,658,166	35,562,766
Accumulated deficit	(162,273,286)	(73,041,323)
Total stockholders’ deficiency	(20,313,460)	(37,067,984)
Total liabilities, mezzanine equity and stockholders’ deficiency	$214,204,316	$196,991,291

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$128,032,397	$53,343,310
Cost of revenue (includes amortization for developed technology and platform development for 2020 and 2019 of $8,550,952 and $6,191,965, respectively)	103,063,445	47,301,175
Gross profit	24,968,952	6,042,135
Operating expenses
Selling and marketing	43,589,239	12,789,056
General and administrative	36,007,238	29,511,204
Depreciation and amortization	16,280,475	4,551,372
Total operating expenses	95,876,952	46,851,632
Loss from operations	(70,908,000)	(40,809,497)
Other (expenses) income
Change in valuation of warrant derivative liabilities	496,305	(1,015,151)
Change in valuation of embedded derivative liabilities	2,571,004	(5,040,000)
Loss on conversion of convertible debt	(3,297,539)	-
Interest expense	(16,497,217)	(10,463,570)
Interest income	381,026	13,976
Liquidated damages	(1,487,577)	(728,516)
Other (expenses) income	(279,133)	262
Total other expenses	(18,113,131)	(17,232,999)
Loss before income taxes	(89,021,131)	(58,042,496)
Income taxes	(210,832)	19,541,127
Net loss	(89,231,963)	(38,501,369)
Deemed dividend on convertible preferred stock	(15,642,595)	-
Net loss attributable to common stockholders	$(104,874,558)	$(38,501,369)
Basic and diluted net loss per common share	$(2.28)	$(1.04)
Weighted average number of common shares outstanding – basic and diluted	45,981,029	37,080,784

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2020 and 2019

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance at January 1, 2019	35,768,619	$357,685	5,127,167	51,272	$23,413,077	$(34,539,954)	$(10,717,920)
Issuance of common stock in connection with the merger of Say Media	1,188,880	11,889	(1,188,880)	(11,889)	-	-	-
Cashless exercise of common stock warrants	539,331	5,393	-	-	729,793	-	735,186
Forfeiture of restricted stock	(825,000)	(8,250)	-	-	8,250	-	-
Issuance of restricted stock awards to the board of directors	833,333	8,333	-	-	(8,333)	-	-
Cashless exercise of common stock options	16,466	165	-	-	(165)	-	-
Common stock withheld for taxes	(402,512)	(4,025)	-		(252,033)		(256,058)
Stock-based compensation	-	-	-	-	11,672,177	-	11,672,177
Net loss	-	-	-	-	-	(38,501,369)	(38,501,369)
Balance at December 31, 2019	37,119,117	$371,190	3,938,287	39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of common stock in connection with the merger of Say Media	2,857,357	28,574	(2,857,357)	(28,574)	-	-	-
Forfeiture of restricted stock	(399,998)	(4,000)	-	-	4,000	-	-
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Issuance of common stock upon conversion of 12% convertible debentures	53,887,470	538,875	-	-	20,863,613	-	21,402,488
Issuance of common stock upon conversion of related embedded derivative liabilities of 12% convertible debentures	-	-	-	-	10,929,996	-	10,929,996
Issuance of common stock upon conversion of Series H convertible preferred stock	909,090	9,091	-	-	290,909	-	300,000
Issuance of common stock upon conversion of Series I convertible preferred stock	46,200,000	462,000	-	-	24,319,742	-	24,781,742
Issuance of common stock upon conversion of Series J convertible preferred stock	43,584,500	435,845	-	-	23,890,696	-	24,326,541
Issuance of common stock upon conversion of Series K convertible preferred stock	45,105,000	451,050	-	-	26,502,500	-	26,953,550
Reclassification of restricted stock awards and units from equity to liability classified upon modification	-	-	-	-	(3,800,734)	-	(3,800,734)
Common stock withheld for taxes	(746,813)	(7,468)	-	-	(512,976)	-	(520,444)
Exercise of common stock options	6,944	69	-	-	3,698	-	3,767
Deemed dividend on Series I convertible preferred stock	-	-	-	-	(5,082,000)	-	(5,082,000)
Deemed dividend on Series J convertible preferred stock	-	-	-		(586,545)	-	(586,545)
Deemed dividend on Series K convertible preferred stock	-	-	-	-	(9,472,050)	-	(9,472,050)
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	502,000	-	502,000
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(502,000)	-	(502,000)
Stock-based compensation	-	-	-	-	16,250,176	-	16,250,176
Net loss	-	-	-	-	-	(89,231,963)	(89,231,963)
Balance at December 31, 2020	229,085,167	$2,290,851	1,080,930	$10,809	$139,658,166	$(162,273,286)	$(20,313,460)

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(89,231,963)	$(38,501,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	638,796	276,791
Amortization of platform development and intangible assets	24,192,631	10,466,546
Amortization of debt discounts	6,607,212	4,545,675
Change in valuation of warrant derivative liabilities	(496,305)	1,015,151
Change in valuation of embedded derivative liabilities	(2,571,004)	5,040,000
Loss on conversion of 12% convertible debentures	3,297,539	-
Accrued and noncash converted interest	9,244,324	3,065,633
Liquidated damages	1,487,577	728,516
Stock-based compensation	14,641,181	10,364,787
Deferred income taxes	210,832	(19,541,127)
Other	(245,285)	(363,147)
Change in operating assets and liabilities net of effect of business combinations:
Accounts receivable	362,460	(1,685,948)
Factor receivables	-	(6,130,674)
Subscription acquisition costs	(34,945,422)	(5,008,080)
Royalty fees	15,000,000	(41,250,000)
Prepayments and other current assets	(356,528)	(1,702,064)
Other long-term assets	(245,525)	(276,145)
Accounts payable	(1,404,703)	3,323,196
Accrued expenses	(3,392,507)	11,986,442
Unearned revenue	21,695,088	9,201,586
Subscription refund liability	891,359	(2,283,351)
Other long-term liabilities	511,055	-
Operating lease liabilities	1,814,601	(226,724)
Net cash used in operating activities	(32,294,587)	(56,954,306)
Cash flows from investing activities
Purchases of property and equipment	(1,212,003)	(150,763)
Capitalized platform development	(3,750,541)	(2,537,402)
Proceeds from sale of intangible asset	350,000	-
Payments for acquisition of businesses, net of cash	(315,289)	(16,331,026)
Net cash used in investing activities	(4,927,833)	(19,019,191)
Cash flows from financing activities
Proceeds from long-term debt	11,702,725	71,000,000
Repayments of long-term debt	-	(17,307,364)
Payment of debt issuance costs on long-term debt	(560,500)	(7,162,382)
Proceeds from issuance of Series H convertible preferred stock	113,000	-
Proceeds from (repayments of) convertible debt	(1,130,903)	2,000,000
Proceeds from exercise of common stock options	3,767	-
Proceeds from issuance of Series I convertible preferred stock	-	23,100,000
Proceeds from issuance of Series J convertible preferred stock	6,000,000	15,000,000
Proceeds from issuance of Series K convertible preferred stock	14,675,000	-
Payment of issuance costs of Series I convertible preferred stock	-	(1,459,858)
Payment of issuance costs of Series J convertible preferred stock	-	(580,004)
Proceeds (repayments), net of borrowings, under line of credit	7,178,791	(1,048,194)
Payment for taxes related to repurchase of restricted common stock	(520,444)	(256,058)
Payment of restricted stock liabilities	(177,425)	-
Repayment of promissory notes	-	(366,842)
Net cash provided by financing activities	37,284,011	82,919,298
Net increase in cash, cash equivalents, and restricted cash	61,591	6,945,801
Cash, cash equivalents, and restricted cash – beginning of year	9,473,090	2,527,289
Cash, cash equivalents, and restricted cash – end of year	$9,534,681	$9,473,090
Supplemental disclosure of cash flow information
Cash paid for interest	$645,681	$2,852,262
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,608,995	$1,307,390
Debt discount on long-term debt	913,865	-
Discount on convertible debt allocated to embedded derivative liabilities	-	1,074,000
Exercise of warrants for issuance common stock	-	735,186
Payment of long-term debt for issuance of Series J convertible preferred stock	-	4,853,933
Liquidated damages recognized upon issuance of convertible debt	-	84,000
Liquidated damages liability recorded against cash proceeds for Series I convertible preferred stock	-	1,940,400
Restricted common stock units issued in connection with acquisition of LiftIgniter	500,000	-
Assumption of liabilities in connection with acquisition of LiftIgniter	140,381	-
Liquidated damages liability recorded against cash proceeds for Series J convertible preferred stock	-	1,680,000
Conversion of convertible debt into common stock	21,402,488	-
Conversion of embedded derivative liabilities into common stock	10,929,996	-
Conversion of Series I convertible preferred stock into common stock	19,699,742	-
Conversion of Series J convertible preferred stock into common stock	23,739,996	-
Conversion of Series K convertible preferred stock into common stock	17,481,500	-
Deemed dividend on Series H convertible preferred stock	502,000	-
Deemed dividend on Series I convertible preferred stock	5,082,000	-
Deemed dividend on Series J convertible preferred stock	586,545	-
Deemed dividend on Series K convertible preferred stock	9,472,050	-
Payment of long-term debt for issuance of Series K convertible preferred stock	3,367,000	-
Payment of promissory note for issuance for Series H convertible preferred stock	389,000

See accompanying notes to consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

1.	Organization and Basis of Presentation

Organization

TheMaven, Inc. (the “Maven” or “Company”), was incorporated in Delaware on October 1, 1990. On October 11, 2016, the predecessor entity now known as Maven exchanged its shares with another entity that was incorporated in Delaware on July 22, 2016. On November 4, 2016, these entities consummated a recapitalization. This resulted in Maven becoming the parent entity, and the other Delaware entity becoming the wholly owned subsidiary. On December 19, 2019, the Company’s wholly owned subsidiaries Maven Coalition, Inc., and HubPages, Inc., a Delaware corporation that was acquired by the Company in a merger during 2018 (“HubPages”), were merged into another of the Company’s wholly owned subsidiaries, Say Media, Inc., a Delaware corporation that was acquired by the Company in a merger during 2018 (“Say Media”), with Say Media as the surviving corporation. On January 6, 2020, Say Media changed its name to Maven Coalition, Inc. (“Coalition”). As of December 31, 2020, the Company’s wholly owned subsidiaries consist of Coalition, Maven Media Brands, LLC (“Maven Media” formed during 2019 as a wholly owned subsidiary of Maven) and TheStreet, Inc. (“TheStreet” acquired by the Company in a merger during 2019 as further described in Note 3).

Unless the context indicates otherwise, Maven, Coalition, and TheStreet, are together hereinafter referred to as the “Company.”

Business Operations

The Company operates a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. The Company operates a significant portion of the media businesses for Sports Illustrated (as defined below), own and operate TheStreet, Inc. (the “TheStreet”), and power more than 250 independent brands. The Maven technology platform (the “Maven Platform”) provides digital publishing, distribution, and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a coalition of independent, professionally managed, online media publishers (each a “Publisher Partner”). Each Publisher Partner joins the media-coalition by invitation-only and is drawn from premium media brands and independent publishing businesses. Publisher Partners publish content and oversee an online community for their respective sites, leveraging our proprietary technology platform to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. When they join, the Company believes Publisher Partners will benefit from the proprietary technology of the Maven Platform, techniques and relationships. Advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue. Additionally, the Company believes the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

The Company’s growth strategy is to continue to expand the coalition by adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Company’s technology platform. In each vertical, the Company seeks to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory publisher specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Publisher Partners and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Company’s technology platform.

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

Going Concern

The Company performed an annual reporting period going concern assessment. Management is required to assess its ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

The Company has a history of recurring losses. The Company’s recurring losses from operations and net capital deficiency have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. The operating loss realized in fiscal 2020 was primarily a result of the impact on our business from the COVID-19 pandemic and the related shut down of most professional and collegiate sports, which reduced user traffic and advertising revenue. The operating loss realized in fiscal 2019 was primarily a result of a marketing investment in customer growth, together with investment in people and technology as we continued to expand our operations, and operations rapidly expanding during fiscal 2019 with the TheStreet Merger and the Sports Illustrated Licensing Agreement.

As reflected in these consolidated financial statements, the Company had revenues of $128,032,397 for the year ended December 31, 2020, and experienced recurring net losses from operations, negative working capital, and negative operating cash flows. During the year ended December 31, 2020, the Company incurred a net loss attributable to common stockholders of $104,874,558, utilized cash in operating activities of $32,294,587, and as of December 31, 2020, had an accumulated deficit of $162,273,286. The Company has financed its working capital requirements since inception through the issuance of debt and equity securities.

The negative impact from the COVID-19 pandemic during 2021 has been to a lesser extent than in 2020. Beginning in 2021, restrictions on non-essential work activity have begun to lift and sporting and other events have begun to be held, with attendance closer to pre-pandemic levels, which has resulted in an increase in traffic to the Maven Platform and, thereby an increase in advertising revenue. The ultimate extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic, whether related group gathering and sports event advisories and restrictions will be put in place again, and the extent and effectiveness of containment and other actions taken, including the percentage of the population that receives COVID-19 vaccinations, all of which remain uncertain at the time of issuance of our accompanying consolidated financial statements.

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

Management’s assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. The factors that the Company considered important in its going concern analysis, include, but are not limited to, the Company’s fiscal 2021 cash flow forecast and its fiscal 2021 operating budget. Management also considered the Company’s implementation of additional measures, if required, related to potential revenue and earnings declines from COVID-19. These factors consider information including, but not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the issuance date of these consolidated financial statements, the funds necessary to maintain operations and financial conditions, including negative financial trends or other indicators of possible financial difficulty.

In particular, the Company’s plan for the: (1) 2021 cash flow forecast, considered the use of its working capital line with FastPay (as described in Note 14) to fund changes in working capital, under which the Company has available credit of approximately $8.5 million as of the issuance date of these consolidated financial statements for the year ended December 31, 2020, and that the Company does not anticipate the need for any further borrowings that are subject to the approval of the holders of the Term Note (as described in Note 19) under which the Company may be permitted to borrow up to an additional $5.0 million; and (2) 2021 operating budget, considered that approximately fifty-eight percent of the Company’s revenue is from recurring subscriptions, generally paid in advance, and that digital subscription revenue, that accounts for approximately thirty percent of subscription revenue, grew approximately thirty percent in 2020 demonstrating the strength of its premium brand, and the plan to continue to grow its subscription revenue from its acquisition of TheStreet in 2019 (as described in Note 3) and to grow premium digital subscriptions from its Sports Illustrated Licensed Brands (as described in Note 3), in which were launched in February 2021.

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

Reclassifications

Certain comparative amounts as of and for the year ended December 31, 2019 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of Maven and its wholly owned subsidiaries, Coalition, and TheStreet. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currencies (U.K. pounds sterling and Canadian dollar), as it is the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currencies financial statements into U.S. dollars was immaterial for the years ended December 31, 2020 and 2019, therefore, a foreign currency cumulative translation adjustment was not reported as a component of accumulated other comprehensive income (loss) and the unrealized foreign exchange gain or loss was omitted from the consolidated statements of cash flows. Foreign currency transaction gains and losses, if any, resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income, net on the consolidated statements of operations.

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

With the initial onset of COVID-19, the Company faced significant change in its advertisers’ buying behavior. The Company’s advertising revenue from Sports Illustrated was impacted as a result of sports authorities around the world making the decision to postpone/cancel high attendance sports events in an effort to reduce the spread of the COVID-19 virus. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues through the balance of 2020 and the first half of 2021. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels. As a result of the Company’s advertising revenue declining in early 2020, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause a significant impact in the near term, that depend on future developments, including the duration of COVID-19, future sport event advisories and restrictions, and the extent and effectiveness of containment actions taken.

Since August 2018, B. Riley FBR, Inc. (“B. Riley FBR”), a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services have included raising debt and equity capital to support various acquisitions, including TheStreet, the Sports Illustrated Licensing Agreement with ABG (as described in Note 3) and the acquisition of the College Spun Media Incorporated (as described in Note 27). The raising debt and equity capital for the acquisitions, refinancing and working capital purposes included the sale of the 12% Convertible Debentures (as described in Note 18), 12% Second Amended Senior Secured Notes (as described in Note 19), Preferred Stock (as described in Note 20), and subsequent equity offerings of common stock (as described in Note 27).

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

The following is a description of the principal activities from which the Company generates revenue:

Advertising Revenue

Digital Advertising – The Company recognizes revenue from digital advertisements at the point when each ad is viewed. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent Publisher Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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

Subscription Revenue

Digital Subscriptions – The Company enters into contracts with internet users that subscribe to premium content on the owned and operated media channels and facilitate such contracts between internet users and our Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. The Company owes its independent Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Subscription revenue generated from the Company’s flagship website TheStreet.com from institutional and retail customers is comprised of subscriptions and license fees for access to securities investment information, stock market commentary, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Unearned revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

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

Digital Subscriptions – The Company recognizes revenue from each membership subscription to access the premium content over time based on a daily calculation of revenue during the reporting period, which is generally one year. Subscriber payments are initially recorded as unearned revenue on the balance sheets. As the Company provides access to the premium content over the membership subscription term, the Company recognizes revenue and proportionately reduces the unearned revenue balance.

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

As of December 31, 2020 and 2019, a subscription refund liability of $4,035,531 and $3,144,172, respectively, was recorded for the provision for the estimated returns and refunds on the consolidated balance sheets.

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

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis (further details are provided under the headings Contract Balances and Subscription Acquisition Costs).

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2020	2019
Revenue by product line:
Advertising	$44,359,822	$35,918,370
Digital subscriptions	28,495,676	6,855,038
Magazine circulation	50,580,213	9,046,473
Other	4,596,686	1,523,429
Total	$128,032,397	$53,343,310
Revenue by geographical market:
United States	$122,570,712	$52,611,255
Other	5,461,685	732,055
Total	$128,032,397	$53,343,310
Revenue by timing of recognition:
At point in time	$99,536,721	$47,557,652
Over time	28,495,676	5,785,658
Total	$128,032,397	$53,343,310

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media network channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: Publisher Partner guarantees and revenue share payments; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance, and occupancy costs of related personnel; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel and stock-based compensation related to Publisher Partner Warrants (as described in Note 22).

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

The following table provides information about contract balances:

	As of December 31,
	2020	2019
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$15,039,331	$8,634,939
Magazine circulation	46,586,345	23,528,148
	$61,625,676	$32,163,087
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$593,136	$478,557
Magazine circulation	22,712,961	30,478,154
Other	192,500	222,500
	$23,498,597	$31,179,211

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and magazine circulation revenue of $32,163,087 was recognized during the year ended December 31, 2020 from unearned revenue at the beginning of the year.

During January and February of 2020, the Company modified certain digital and magazine subscription contracts that prospectively changed the frequency of the related issues required to be delivered on a yearly basis (the “Contract Modifications”). The Company determined that the remaining digital content and magazines to be delivered are distinct from the digital content or magazines already provided under the original contract. As a result, the Company in effect established a new contract that included only the remaining digital content or magazines. Accordingly, the Company allocated the remaining performance obligations in the contracts as consideration from the original contract that has not yet been recognized as revenue.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains cash, cash equivalents, and restricted cash at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2020 and 2019, cash and cash equivalents consist primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

The following table reconciles total cash, cash equivalents, and restricted cash:

	As of December 31,
	2020	2019
Cash and cash equivalents	$9,033,872	$8,852,281
Restricted cash	500,809	620,809
Total cash, cash equivalents, and restricted cash	$9,534,681	$9,473,090

As of December 31, 2020, the Company had restricted cash of $500,809, which serves as collateral for certain credit card merchant accounts with a bank. As of December 31, 2019, the Company had restricted cash of $620,809 of which (1) $500,000 served as collateral for an outstanding letter of credit for a security deposit for office space leased at 14 Wall Street, 15th Floor, New York, New York (see Note 7), and (2) $120,809 served as collateral for certain credit card merchant accounts with a bank.

Accounts Receivable

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable as of December 31, 2020 and 2019 of $16,497,626 and $16,233,955, respectively, are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of December 31, 2020 and 2019 was $892,352 and $287,902, respectively

Subscription Acquisition Costs

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

Incremental costs of obtaining a contract also included contract fulfillment costs related to the revenue share to the Publisher Partners. The contract fulfillment costs were amortized over the same period as the associated revenue. The Company records incremental costs of obtaining a contract as subscription acquisition costs on the consolidated balance sheets. The Company had no asset impairment charges related to the subscription acquisition costs during the years ended December 31, 2020 and 2019.

The Contract Modifications resulted in subscription acquisition costs to be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized.

As of December 31, 2020 and 2019, subscription acquisition costs were $41,505,480 (short-term of $28,146,895 and long-term of $13,358,585) and $6,560,058 (short-term of $3,142,580 and long-term of $3,417,478), respectively. Subscription acquisition cost as of December 31, 2020 presented as current assets of $28,146,895 are expected to be amortized during the year ending December 31, 2021 and $13,358,585 presented as long-term assets are expected to be amortized after the year ending December 31, 2021.

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

Revenue from significant customers as a percentage of the Company’s total revenue are as follows:

	Years Ended December 31,
	2020	2019
Customer 1	-	22.4%

There were no significant accounts receivable balances as a percentage of the Company’s total accounts receivable as of December 31, 2020 and 2019.

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

Significant accounts payable balances as a percentage of the Company’s total accounts payable are as follows:

	As of December 31,
	2020	2019
Vendor 1 *	-	61.7%

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 as of January 1, 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $1,003,221, lease liabilities for operating leases of $1,069,745, with no cumulative effect adjustment on retained earnings on its consolidated balance sheets, and with no material impact to its consolidated statements of operations (as further described in Note 7).

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

Intangible Assets

Intangibles with finite lives, consisting of developed technology and trade names, are amortized using the straight-line method over the estimated economic lives of the assets. A finite lived intangible asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Intangibles with an indefinite useful life are not being amortized.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company adopted ASU 2017-04 (as further described below under the heading Recent Accounting Pronouncements) during the first quarter of 2020 which eliminated Step 2 from the goodwill impairment test. The Company operates as one reporting unit, therefore, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Deferred Financing Costs and Discounts on Debt Obligations

Deferred financing costs consist of cash and noncash consideration paid to lenders and third parties with respect to convertible debt and other financing transactions, including legal fees and placement agent fees. Such costs are deferred and amortized over the term of the related debt. Upon the settlement of debt or conversion of convertible debt into common stock, under certain circumstances, the pro rata portion of any related unamortized deferred financing costs are charged to operations.

Additional consideration in the form of warrants and other derivative financial instruments issued to lenders is accounted for at fair value utilizing information determined by consultants with the Company’s independent valuation firm. The fair value of warrants and derivatives are recorded as a reduction to the carrying amount of the related debt and are being amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as a liability on the balance sheet. Upon the settlement or conversion of convertible debt into common stock, under certain circumstances, the pro rata portion of any related unamortized discount on debt is charged to operations.

Amortization of debt discount during the years ended December 31, 2020 and 2019, was $6,607,212 and $4,545,675, respectively.

Liquidated Damages

Liquidated damages are provided as a result of the following: (i) certain registration rights agreements provide for damages if the Company does not register certain shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”); and (ii) certain securities purchase agreements provide for damages if the Company does not maintain its periodic filings with the Securities and Exchange Commission (“SEC”) within the requisite time frame (the “Public Information Failure Damages”). Obligations with respect to the Registration Rights Damages and the Public Information Failure Damages (collectively, the “Liquidated Damages”) are accounted for as contingent obligations when it is deemed probable the obligations would not be satisfied at the time a financing is completed and are subsequently reviewed at each quarter-end reporting date thereafter. When such quarterly review indicates that it is probable that the Liquidated Damages will be incurred, the Company records an estimate of each such obligation at the balance sheet date based on the amount due of such obligation. The Company reviews and revises such estimates at each quarter-end date based on updated information.

Selling and Marketing

Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts, print, and digital advertising. Advertising costs that are not capitalized are expensed the first time the advertising takes place. During the years ended December 31, 2020 and 2019, the Company incurred advertising expenses of $3,583,116 and $859,802, respectively, which are included within selling and marketing on the consolidated statements of operations.

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

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 20) is reported as a mezzanine obligation between liabilities and stockholders’ equity. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (further details are provided under the heading Publisher Partner Warrants in Note 22), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 22).

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

The Publisher Partner Warrants granted are subject to a performance condition, which is generally based on the average number of unique visitors on the channel operated by the Publisher Partner generated during the six-month period from the launch of the Publisher Partner’s operations on Maven’s platform or the revenue generated during the period from issuance date through a specified end date. The Company recognizes expense for these Publisher Partner Warrants as the services are received. The Company has specific objective criteria for determination of the period over which services are received and expense is recognized.

Prior to the adoption of ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounted for stock-based payments to certain directors and consultants, and Publisher Partners (collectively the “non-employee awards”) by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. There was no cumulative effect of adoption of ASU 2018-07 on January 1, 2019. For stock-based awards granted to non-employees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation using the straight-line recognition method.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock awards which provide for performance-vesting and a true-up provision, are determined through consultants with the Company’s independent valuation firm using the binomial pricing model at the grant date; (4) stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (5) Publisher Partner Warrants are determined utilizing the Black-Scholes option-pricing model; and (6) ABG warrants are determined utilizing the Monte Carlo model (further details are provided in Note 22).

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

The fair value of the stock options granted were probability weighted effective January 1, 2019 under the Black-Scholes option-pricing model or Monte Carlo model as determined through consultants with the Company’s independent valuation firm since the value of the stock options, among other things, depend on the volatility of the underlying shares of the Company’s common stock, under the following two scenarios: (1) scenario one assumes that the Company’s common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”); and (2) scenario two assumes that the Company’s common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”), collectively referred to as the “Probability Weighted Scenarios”.

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

	As of December 31,
	2020	2019
Series G Preferred Stock	188,791	188,791
Series H Preferred Stock	59,384,849	58,787,879
Series I Preferred Stock	-	46,200,000
Series J Preferred Stock	-	28,571,429
Indemnity shares of common stock	-	412,500
Restricted Stock Awards	316,667	2,391,665
Financing Warrants	2,882,055	2,882,055
AllHipHop Warrants	125,000	-
Publisher Partner Warrants	789,541	939,540
ABG Warrants	21,989,844	21,989,844
Restricted Stock Units	-	2,399,997
Common Stock Awards	6,902,337	8,064,561
Common Equity Awards	82,062,314	65,013,645
Outside Options	3,052,000	3,724,667
Total	177,693,398	241,566,573

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. The Company adopted ASU 2016-13 as of the reporting period beginning January 1, 2020. No impact on the consolidated financial statements was recorded as a result of the adoption of ASU 2016-13.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. The Step 2 test requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value determined in Step 1. This update also eliminates the qualitative assessment requirements for a reporting unit with zero or negative carrying value. Prospective adoption is required and the Company adopted ASU 2017-04 as of the reporting period beginning January 1, 2020. No impact on the consolidated financial statements was recorded as a result of the adoption of ASU 2017-04.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. The Company adopted ASU 2018-13 as of the reporting period beginning January 1, 2020. The adoption of this update required a change in disclosures and had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. ASU 2019-12 will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF), to provide explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 31, 2021. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3.	Acquisitions

2020 Acquisitions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., dba LiftIgniter, a Delaware corporation (“LiftIgniter”), where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: (1) cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) at closing, a cash payment of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock, and (5) on the second anniversary date of the closing, issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock.

The composition of the purchase price is as follows:

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

The useful life for the developed technology is three years (3.0 years).

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

On August 7, 2019, the Company acquired all of the outstanding shares of TheStreet for total cash consideration of $16,500,000, pursuant to TheStreet Merger Agreement. The results of operation of the acquired business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the acquisition date. TheStreet’s addition to the Company’s premium media coalition highlights its strategic growth and adds a flagship to the portfolio of major media brands. The Company acquired TheStreet to enhance the user’s experience by increasing content through the Company’s industry-leading technology, distribution and monetization platform. TheStreet is a digital financial media company that provides reporting on investment trends and analysis and operates a network of 28 premium content channels that act as an open community for writers, explorers, knowledge seekers and conversation starters to connect in an interactive and informative online space. In connection with TheStreet Merger, the Company entered into an arrangement with a co-founder to continue certain services (further details are provided under the heading Cramer Digital, Inc. Agreement in Note 25). TheStreet operates primarily in the United States.

The Company funded the cash consideration pursuant to TheStreet Merger from the net proceeds from the 12% Senior Secured Note financing (as described in Note 19).

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

The Company utilized an independent appraisal, as well as other available market data, to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the intangible assets were determined as follows: developed technology was determined under the cost approach with a useful life of three years (3.0 years); trade name was determined using the relief from royalty method of the income approach with a useful life of twenty years (20.0 years); subscriber relationships and advertising relationships were determined using the multi-period excess earnings method of the income approach with a useful life of eight and four tenths years (8.4 years) and nine and four tenths years (9.4 years), respectively; and data base was determined using the replacement cost method of the cost approach with a useful life of fifteen years (15.0 years). The weighted-average useful life for the intangible assets is eight and six tenths years (8.6 years). The fair value of the unearned revenues was determined with the following inputs: (1) projection of when unearned revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate.

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

The initial term of the Sports Illustrated Licensing Agreement commenced on October 4, 2019 upon the termination of the Meredith License Agreement (as defined below) and continues through December 31, 2029. The Company has the option, subject to certain conditions, to renew the term of the Sports Illustrated Licensing Agreement for nine consecutive renewal terms of 10 years each (collectively with the initial term, the “Term”), for a total of 100 years. The Sports Illustrated Licensing Agreement provides that the Company will pay to ABG annual royalties in respect of each year of the Term based on gross revenues (“Royalties”) with guaranteed minimum annual amounts. On the execution of the Sports Illustrated Licensing Agreement, the Company prepaid ABG $45,000,000 against future Royalties upon (see Note 5). In addition, ABG will pay to the Company a share of revenues relating to certain Sports Illustrated business lines not licensed to the Company, such as all gambling-related advertising and monetization, events, and commerce. The Company funded the prepaid Royalties from the net proceeds from the 12% Senior Secured Notes financing (as described in Note 19). The Company entered into the Licensing Agreement as part of its growth strategy to serve as a cornerstone of vertical content.

Pursuant to a publicly announced agreement, dated May 24, 2019, between ABG and Meredith, Meredith previously operated the Sports Illustrated Licensed Brands under license from ABG (the “Meredith License Agreement”). On October 3, 2019, Maven and Meredith entered into a Transition Services Agreement and an Outsourcing Agreement (collectively, the “Transition Agreement”), whereby the parties agreed to the terms and conditions under which Meredith continued to operate certain aspects of the business and provide certain services during the fourth quarter of 2019 as all activities were transitioned over to Maven. Through these agreements, Maven took over operating control of the Sports Illustrated Licensed Brands, and the Transition Agreement was terminated.

In connection with the Sports Illustrated Licensing Agreement, the Company issued ABG warrants to acquire common stock of the Company (the “ABG Warrants”) for performance of future services (see Note 22).

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

The Company utilized an independent appraisal, as well as other available market data, to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the intangible asset was determined by an independent appraisal in accordance with ASC 805-50 by allocating the fair value of an assumed liability to the individual assets acquired based on their relative fair values, with the fair value of the assumed liabilities (or unearned revenues and subscription refund liability) assigned to the subscriber relationships asset as the subscribers are sufficiently similar and can be valued together as a single identifiable asset acquired. The fair value of the unearned revenues was determined with the following inputs: (1) projection of when unearned revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate. The fair value of the subscription refund liability was established based upon the historical return rates for specific products. The subscriber relationships (the customer-based intangible assets) useful life was determined by establishing the average term of the issues served taking into account expected subscription renewals, which is five years (5.0 years).

The Company concluded and recognized deferred tax liabilities, consistent with the guidance for an asset acquisition, at the Licensing Agreement effective date in accordance with ASC 740, Income Taxes, based on the difference between the book and tax basis of the assets acquired calculated under the simultaneous equation model using the initial measurement guidance in accordance with ASC 805.

4.	Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2020	2019
Prepaid expenses	$3,400,080	$3,370,757
Prepaid software license	378,488	89,822
Refundable income and franchise taxes	733,553	733,553
Security deposits	92,494	96,135
Other receivables	62,648	20,468
	$4,667,263	$4,310,735

5.	Royalty Fees

As of December 31, 2020 and 2019, $26,250,000 and $41,250,000, respectively, of prepaid Royalties fees was unamortized from the $45,000,000 guaranteed minimum annual Royalties that was paid to ABG in connection with the Sports Illustrated Licensing Agreement. The Royalties are being recognized over a period of three-years starting October 4, 2019. As of December 31, 2020 and 2019, the current portion of $15,000,000 was reflected within royalty fees on the consolidated balance sheets and the long-term portion of $11,250,000 and $26,250,000, respectively, was reflected within royalty fees, net of current portion on the consolidated balance sheets.

6.	Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2020	2019
Office equipment and computers	$1,341,292	$476,233
Furniture and fixtures	19,997	193,914
Leasehold improvements	345,516	307,550
	1,706,805	977,697
Less accumulated depreciation and amortization	(577,367)	(316,420)
Net property and equipment	$1,129,438	$661,277

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $638,796 and $276,791, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the consolidated statements of operations. No impairment charges have been recorded in the periods presented.

7.	Leases

The Company adopted the comprehensive new lease accounting standard effective January 1, 2019 using the modified retrospective transition method. The Company elected the package of practical expedients under the new lease standards, which includes (i) not reassessing whether any expired or existing contracts are or contain a lease, (ii) not reassessing lease classification for any expired or existing leases, (iii) not reassessing initial direct costs for any existing leases, and (iv) account for a lease and non-lease component as a single component for certain classes of assets. The Company will not adopt the practical expedient to use hindsight in determining the lease term. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of on the consolidated balance sheets. The adoption of the standard was immaterial and did not result in an impact as of January 1, 2019. The standard did not have a material impact on the consolidated statements of operations or consolidated statements of cash flows.

The Company’s leases are primarily comprised of real estate leases for the use of office space, with certain lease arrangements that contain equipment. The Company determines whether an arrangement contains a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. Substantially all of the leases are long-term operating leases for facilities with fixed payment terms between 1.5 and 12.8 years, which expire at various dates through 2032.

The table below presents supplemental information related to operating leases:

	Year Ended December 31,
	2020	2019
Operating lease costs during the year	$4,054,423	$1,112,362
Cash payments included in the measurement of operating lease liabilities during the year	$3,188,986	$1,212,800
Operating lease liabilities arising from obtaining lease right-of-use assets during the year	$16,617,790	$3,853,500
Weighted-average remaining lease term (in years) as of year-end	11.25	5.03
Weighted-average discount rate during the year	13.57%	9.85%

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

On February 7, 2020, under the terms of the first amendment to the 12% Amended Senior Secured Notes (as further amended and described in Note 19), BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley, issued a letter of credit for $3,024,232 to one of the Company’s landlords. In the event BRF Finance is required to make a draw on the letter of credit, the amount paid will automatically be added to principal of the outstanding notes. As of December 31, 2020 and 2019, security deposits under letters of credit or cash deposited with banks under the terms of the lease arrangements were $185,606 and $160,910, respectively, reflected within other assets on the consolidated balance sheets.

Maturity of Lease Liabilities

The present value of the Company’s operating leases consisted of the following as of December 31, 2020:

Year Ending December 31,
2021	$3,804,853
2022	3,525,158
2023	3,528,696
2024	3,526,406
2025	3,740,591
Thereafter	23,822,981
Minimum lease payments	41,948,685
Less imputed interest	(21,002,931)
Present value of operating lease liabilities	$20,945,754
Current portion of operating lease liabilities	$1,059,671
Long-term portion of operating lease liabilities	19,886,083
Total operating lease liabilities	$20,945,754

8.	Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2020	2019
Platform development	$16,027,428	$10,678,692
Less accumulated amortization	(8,671,820)	(4,785,973)
Net platform development	$7,355,608	$5,892,719

A summary of platform development activity for the years ended December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Platform development beginning of year	$10,678,692	$6,833,900
Payroll-based costs capitalized during the year	3,750,541	2,537,402
Total capitalized costs	14,429,233	9,371,302
Stock-based compensation	1,608,995	1,307,390
Dispositions during the year	(10,800)	-
Platform development end of year	$16,027,428	$10,678,692

Amortization expense for platform development for the years ended December 31, 2020 and 2019, was $3,890,966 and $2,660,029, respectively, is included within cost of revenues on the consolidated statements of operations.

9.	Intangible Assets

Intangible assets subject to amortization consisted of the following:

	Weighted Average	As of December 31, 2020			As of December 31, 2019
	Useful Life (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.70	$19,070,857	$(8,283,740)	$10,787,117	$19,138,104	$(4,090,359)	$15,047,745
Noncompete agreement	2.00	480,000	(480,000)	-	480,000	(252,000)	228,000
Trade name	16.63	3,328,000	(503,342)	2,824,658	3,328,000	(224,745)	3,103,255
Subscriber relationships	5.10	73,458,799	(18,105,041)	55,353,758	73,458,799	(3,587,837)	69,870,962
Advertiser relationships	9.42	2,240,000	(332,515)	1,907,485	2,240,000	(94,635)	2,145,365
Database	3.00	1,140,000	(531,183)	608,817	1,140,000	(151,183)	988,817
Subtotal amortizable intangible assets		99,717,656	(28,235,821)	71,481,835	99,784,903	(8,400,759)	91,384,144
Website domain name	-	20,000	-	20,000	20,000	-	20,000
Total intangible assets		$99,737,656	$(28,235,821)	$71,501,835	$99,804,903	$(8,400,759)	$91,404,144

Developed technology, noncompete agreement, trade name, subscriber relationships, advertiser relationships, and database intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. The website domain name has an infinite life and is not being amortized. Amortization expense for the years ended December 31, 2020 and 2019 was $20,301,665 and $7,806,517, respectively. Amortization expense for developed technology and platform development of $4,659,986 and $3,531,936 for the years ended December 31, 2020 and 2019, respectively, are included within cost of revenues on the consolidated statements of operations. No impairment charges have been recorded during the years ended December 31, 2020 and 2019.

Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2020 is as follows:

Year Ending December 31,
2021	$19,803,965
2022	19,209,117
2023	17,460,073
2024	11,397,870
Thereafter	3,610,810
$71,481,835

10.	Other Assets

Other assets are summarized as follows:

	As of December 31,
	2020	2019
Security deposit	$110,418	$110,418
Other deposits	15,400	65,764
Prepaid expenses	732,309	867,467
Note receivable	-	41,638
Prepaid supplies	472,685	-
	$1,330,812	$1,085,287

11.	Goodwill

The changes in carrying value of goodwill as follows:

	As of December 31,
	2020	2019
Carrying value at beginning of year	$16,139,377	$7,324,287
Goodwill acquired in acquisition of TheStreet	-	8,815,090
Carrying value at end of year	$16,139,377	$16,139,377

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill.

For the years ended December 31, 2020 and 2019, the Company as part of its annual evaluations utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of its reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of its reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than its respective carrying amount. The annual impairment test was performed on December 31, 2020. No impairment of goodwill has been identified during the years ended December 31, 2020 and 2019.

12.	Restricted Stock Liabilities

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger. Pursuant to the amendment:

●	the restricted stock awards ceased to vest and all unvested shares were deemed unvested and forfeited, leaving an aggregate of 1,064,549 shares vested;
●	the restricted stock units were modified to vest on December 31, 2020, and as of the close of business on December 31, 2020, each restricted stock unit was terminated and deemed forfeited, with no shares vesting thereunder; and
●	subject to certain conditions, the Company agreed to purchase the vested restricted stock awards and restricted stock units, at a price of $4.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021.

As a result of the modification of the equity-based awards, the Company recognized $334,328 of incremental stock-based compensation costs at the time of the modification and recorded $3,800,734 as a reclassification of restricted stock awards and units from equity to liability classified upon modification, as reflected within additional paid-in capital on the consolidated statements of stockholders’ deficiency.

The following table presents the components of the restricted stock liabilities as of December 31, 2020:

Restricted stock liabilities recorded upon modification of the restricted stock awards and units (1,064,549 restricted stock to be purchased at $4.00 per share)	$4,258,196
Less imputed interest	(457,462)
Present value of restricted stock liabilities	3,800,734
Less prepayments on December 31, 2020	(177,425)
Restricted stock liabilities	$3,623,309
Current portion of restricted stock liabilities	$1,627,499
Long-term portion of restricted stock liabilities	1,995,810
Total restricted stock liabilities	$3,623,309

13.	Accrued Expenses

Accrued expenses are summarized as follows:

	As of December 31,
	2020	2019
General accrued expenses	$4,116,875	$7,665,518
Accrued payroll and related taxes	2,519,903	968,782
Accrued publisher expenses	3,956,114	1,550,669
Sales tax liability	1,063,515	801,930
Due to Meredith	-	701,734
Due to ABG	-	4,000,000
Restricted stock liabilities	1,627,499	-
Other	1,434,287	794,568
	$14,718,193	$16,483,201

14.	Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. As of December 31, 2020, the balance outstanding under the FastPay facility was $7,178,791. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $6.5 million.

SallyPort Credit Facility – During November 2018, the Company entered into a factoring note agreement, with a $3,500,000 maximum facility limit, with Sallyport Commercial Finance, LLC (“Sallyport”) to increase working capital through accounts receivable factoring. The note provided for maximum borrowing up to 85% of the eligible accounts receivable (the “Advance Rate”) and the Company was permitted to adjust the amount advanced up or down at any time. The note was subject to a minimum monthly sales shortfall fee in the event the monthly sales volume is below $1,000,000. The note bore interest at the prime rate plus 4.00% (the “Interest Rate”) (8.75% as of December 31, 2019) and provided for a floor rate of 5.00% with a default rate of 3.00% plus the Interest Rate. In addition, the note provided for an initial factoring fee of 0.415% with an annual per day fee of $950. As of December 31, 2019, Sallyport collected accounts receivable in excess of the balance outstanding under the note, therefore, the Company was due $626,532 from Sallyport which was reflected within accounts receivable on the condensed consolidated balance sheet. Effective January 30, 2020, the Company’s factoring facility with Sallyport was closed and funds were no longer available for advance.

15.	Liquidated Damages Payable

Liquidated Damages payable are summarized as follows:

	As of December 31, 2020
	MDB Common Stock to be Issued (1)	Series H Preferred Stock	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total
Registration Rights Damages	$15,001	$1,163,955	$-	$1,386,000	$1,200,000	$3,764,956
Public Information Failure Damages	-	1,163,955	905,490	1,386,000	1,200,000	4,655,445
Accrued interest	-	481,017	134,466	332,185	200,022	1,147,690
	$15,001	$2,808,927	$1,039,956	$3,104,185	$2,600,022	$9,568,091

	As of December 31, 2019
	MDB Common Stock to be Issued (1)	Series H Preferred Stock	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total
Registration Rights Damages	$15,001	$1,163,955	$-	$1,108,800	$840,000	$3,127,756
Public Information Failure Damages	-	1,163,955	893,190	1,039,500	840,000	3,936,645
Accrued interest	-	481,017	132,888	262,193	140,015	1,016,113
	$15,001	$2,808,927	$1,026,078	$2,410,493	$1,820,015	$8,080,514

(1) Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

Information with respect to the Liquidated Damages recognized on the consolidated statements of operations is provided in Note 23, and for amounts contingently liable in Note 26.

16.	Fair Value Measurements

The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company’s cash and cash equivalents of $9,033,872 and $8,852,281, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

Financial instruments measured at fair value during the year consisted of the following as of December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt:
12% Amended Senior Secured Notes	$52,556,401	$-	$52,556,401	$-
Warrant derivative liabilities:
Strome Warrants	$704,707	$-	$-	$704,707
B. Riley Warrants	443,188	-	-	443,188
Total warrant derivative liabilities	$1,147,895	$-	$-	$1,147,895

	Year Ended December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term debt:
12% Amended Senior Secured Notes	$44,009,745	$-	$44,009,745	$-
Warrant derivative liabilities:
Strome Warrants	$1,036,687	$-	$-	$1,036,687
B. Riley Warrants	607,513	-	-	607,513
Total warrant derivative liabilities	$1,644,200	$-	$-	$1,644,200
Embedded derivative liabilities	$13,501,000	$-	$-	$13,501,000

The carrying value of the Company’s 12% Amended Senior Secured Notes (as defined below) approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The quantitative information utilized in the fair value calculation of the Level 3 liabilities are as follows:

The Company accounts for certain warrants and the embedded conversion features of the 12% Convertible Debentures (as described in Note 18) as derivative liabilities, which require the Company carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

The Company determined the fair value of the L2 Warrants, Strome Warrants and B. Riley Warrants (all as described in Note 21) utilizing the Black-Scholes valuation model as further described below. These warrants and the embedded conversion features are classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly-quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants and debentures, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility. These assumptions are summarized as follows:

L2 Warrants – 2019 assumptions: Black-Scholes option-pricing; expected life: 3.75 years; risk-free interest rate: 1.56%; volatility factor: 130.46%; dividend rate: 0.0%; transaction date closing market price: $0.89; exercise price: $0.50.

Strome Warrants – 2020 assumptions: Black-Scholes option-pricing; expected life: 2.45; risk-free interest rate: 0.13%; volatility factor: 150.55%; dividend rate: 0.0%; transaction date closing market price: $0.60; exercise price: $0.50; and 2019 assumptions: Black-Scholes option-pricing; expected life: 3.45; risk-free interest rate: 1.62%; volatility factor: 144.56%; dividend rate: 0.0%; transaction date closing market price: $0.80; exercise price: $4.50.

B. Riley Warrants – 2020 assumptions: Black-Scholes option-pricing; expected life: 4.79 years; risk-free interest rate: 0.36%; volatility factor: 140.95%; dividend rate: 0.0%; transaction date closing market price: $0.60; exercise price: $1.00; and 2019 assumptions: Black-Scholes option-pricing; expected life: 5.80 years; risk-free interest rate: 1.76%; volatility factor: 127.63%; dividend rate: 0.0%; transaction date closing market price:$0.80; exercise price: $1.00.

The following table represents the carrying amount, valuation and roll-forward of activity for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy as of and for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Carrying amount at beginning of year:
L2 Warrants	$-	$418,214
Strome Warrants	1,036,687	587,971
B. Riley Warrants	607,513	358,050
Subtotal carrying amount at beginning of year	1,644,200	1,364,235
Change in valuation of warrant derivative liabilities:
L2 Warrants	-	316,972
Strome Warrants	(331,980)	448,716
B. Riley Warrants	(164,325)	249,463
Subtotal change in valuation during the year	(496,305)	1,015,151
Exercise of warrants during the year:
L2 Warrants	-	735,186
Carrying amount at end of year:
Strome Warrants	704,707	1,036,687
B. Riley Warrants	443,188	607,513
Carrying amount at end of year	$1,147,895	$1,644,200

For the years ended December 31, 2020 and 2019, the change in valuation of warrant derivative liabilities recognized within other (expense) income on the consolidated statement of operations, as described in the above table of $496,305 and ($1,015,151), respectively. The L2 Warrants were fully exercised on a cashless basis during the year ended December 31, 2019, resulting in a $735,186 offset within additional paid-in capital on the consolidated statements of stockholders’ deficiency.

The following table represents the carrying amount, valuation and a roll-forward of activity for the conversion option features, buy-in features, and default remedy features, as deemed appropriate for each instrument (collectively the embedded derivative liabilities), for the 12% Convertible Debentures (refer to Note 18) accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy as of and for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Recognition of embedded derivative liabilities (conversion feature, buy-in feature, and default remedy feature):
Carrying amount at beginning of year	$13,501,000	$7,387,000
Issuance date of March 18, 2019	-	822,000
Issuance date of March 27, 2019	-	188,000
Issuance date of April 8, 2019	-	64,000
Change in fair value of embedded derivative liabilities	(2,571,004)	5,040,000
Fair value of embedded derivative liabilities recorded within additional paid-capital upon conversion of 12% convertible debentures	(10,929,996)	-
Carrying amount at end of year	$-	$13,501,000

For the year ended December 31, 2020, the change in valuation of embedded derivative liabilities as described in the above table of $2,571,004 was recognized as other income on the consolidated statements of operations. For the year ended December 31, 2019, the change in valuation of embedded derivative liabilities as described in the above table of $5,040,000 was recognized as other expense on the consolidated statements of operations.

In addition, the fair value requirement at each period-end for the Series G Preferred Stock embedded conversion feature was no longer required for the year ended December 31, 2019 since it is not considered a derivative liability, therefore, the carrying amount of $72,563 as of January 1, 2018 was recognized as other income of $72,563 during the year ended December 31, 2019 on the consolidated statements of operations.

As a result of the conversion of certain 12% Convertible Debentures into shares of the Company’s common stock, the Company recorded the fair value of the embedded derivative liabilities of the conversion option features, buy-in features, and default remedy features of $10,929,996 within additional paid-in capital on the consolidated statements of stockholders’ deficiency (as further described in Note 18).

There have been no transfers in Level 1, Level 2, and Level 3 and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2020 and 2019.

17.	Promissory Notes

In May 2018, the Company’s then Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which ranged from 2.18% to 2.38%. As of December 31, 2019, the total principal amount of advances outstanding were $319,351 (including accrued interest of $12,574) (see Note 25). As of December 31, 2020, the note was repaid (further details are provided in Note 20).

18.	Convertible Debt

During 2018 and 2019, the Company had various financings through the issuance of the 12% senior subordinated convertible debentures which were due and payable on December 31, 2020 (the “12% Convertible Debentures”). Interest accrued at the rate of 12% per annum, payable on the earlier of conversion or December 31, 2020. The Company’s obligations under the 12% Convertible Debentures were secured by a security agreement, dated as of October 18, 2018, by and among the Company and each investor thereto. The 12% Convertible Debentures were subject to the Company receiving stockholder approval to increase its authorized shares of common stock before conversion. Principal on the 12% Convertible Debentures were convertible into shares of the Company’s common stock, at the option of the investor at any time prior to December 31, 2020, at either a per share conversion price of $0.33 (with respect to the 12% Convertible Debentures issued in 2018) or $0.40 (with respect to the 12% Convertible Debentures issued in 2019), subject to adjustment for stock splits, stock dividends and similar transactions, and certain beneficial ownership blocker provisions. Further, the 12% Convertible Debentures were subject to Liquidated Damages (as further described below and in Note 23 and Note 26).

The 12% Convertible Debentures were issued and convertible into shares of the Company’s common stock as follows: (1) gross proceeds of $13,091,528 on December 12, 2018, convertible into 39,671,297 shares; (2) gross proceeds of $1,696,000 on March 18, 2019, convertible into 4,240,000 shares; (3) gross proceeds of $318,000 on March 27, 2019, convertible into 795,000 shares; and (4) gross proceeds of $100,000 on April 8, 2019, convertible into 250,000 shares. Upon issuance of the various financings, the Company accounted for the embedded conversion option feature, buy-in feature, and default remedy feature (as further described below and in Note 16) as embedded derivative liabilities, which required the Company to carry such amount on its consolidated balance sheets as a liability at fair value, as adjusted at each period-end (see Note 16).

The Company also incurred debt issuance cost. The embedded derivative liabilities and debt issuance cost were treated as a debt discount and amortized over the term of the debt.

The 12% Convertible Debentures issued during the year ended December 31, 2019 were as follows:

On March 18, 2019, the Company entered into a securities purchase agreement with two accredited investors, including John Fichthorn, the Company’s Executive Chairman of the Board of Directors (the “Board”), pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $1,696,000, which included a placement fee of $96,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture, for acting as the Company’s placement agent in the offering. The Company received net proceeds of $1,600,000 and paid legal fees and expenses of $10,000 in cash. This financing of the 12% Convertible Debentures was subject to an issuance limitation, which fully limited the conversion of the 12% Convertible Debentures into shares of common stock by the holders (outside of the issuance limitation these 12% Convertible Debentures were convertible into 4,240,000 shares of the Company’s common stock), subject to certain conditions as described below.

On March 27, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued 12% Convertible Debentures in the aggregate principal amount of $318,000, which included a placement fee of $18,000 paid to B. Riley FBR in the form of a 12% Convertible Debenture for acting as the Company’s placement agent in the offering. The Company received net proceeds of $300,000. This financing of the 12% Convertible Debentures was subject to an issuance limitation, which fully limited the conversion of the 12% Convertible Debentures into shares of common stock by the holder (outside of the issuance limitation these 12% Convertible Debentures were convertible into 795,000 shares of the Company’s common stock), subject to certain conditions as described below.

On April 8, 2019, the Company entered into a securities purchase agreement with an accredited investor, Todd D. Sims, a member of the Board, pursuant to which the Company issued a 12% Convertible Debenture in the aggregate principal amount of $100,000 and received $100,000 from the proceeds. This financing of the 12% Convertible Debenture was subject to an issuance limitation, which fully limited the conversion of the 12% Convertible Debentures into shares of common stock by the holder (outside of the issuance limitation this 12% Convertible Debenture was convertible into 250,000 shares of the Company’s common stock), subject to certain conditions as described below.

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

The 12% Convertible Debentures also provided that as long as the debt remains outstanding, unless investors holding at least 51% in principal amount of the then-outstanding 12% Convertible Debentures otherwise agree, the Company was not permitted to enter into, incur, assume or guarantee any indebtedness, except for certain permitted indebtedness.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the holders within a certain timeframe and subject to certain conditions. The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages upon the occurrence of certain events, on each monthly anniversary, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The Company recognized a portion of the Public Information Failure Damages pursuant to the securities purchase agreements in connection with the 12% Convertible Debentures at the time of issuance as it was deemed probable the obligations would not be satisfied when the financings were completed (see Note 15 and Note 26).

On December 31, 2020, certain holders converted the 12% Convertible Debentures representing an aggregate of $18,104,949 of the then-outstanding principal and accrued but unpaid interest into 53,887,470 shares of the Company’s common stock at effective conversion per-share prices ranging from $0.33 to $0.40. Further, the Company repaid an aggregate of $1,130,903 of the 12% Convertible Debentures, including the then-outstanding principal and accrued interest, in cash. With respect to the conversion of the accrued interest into shares of the Company’s common stock, the Company recognized a loss on conversion of $3,297,539 at the time of conversion on the consolidated statements of operations. Upon conversion of the 12% Convertible Debentures, the Company recorded the aggregate outstanding principal and loss on conversion of the accrued interest of $21,402,488 within additional paid-capital on the consolidated statements of stockholders’ deficiency.

The following table represents the various financings of the 12% Convertible Debentures recognized during the year ended December 31, 2019 and carrying value as of December 31, 2019:

	Issuance Date				Total 12%
	December 12, 2018	March 18, 2019	March 27, 2019	April 8, 2019	Convertible Debentures
Principal amount of debt	$9,540,000	$1,696,000	$318,000	$100,000	$11,654,000
Less issuance costs	(590,000)	(96,000)	(18,000)	-	(704,000)
Net cash proceeds received	$8,950,000	$1,600,000	$300,000	$100,000	$10,950,000
Principal amount of debt (excluding original issue discount)	$9,540,000	$1,696,000	$318,000	$100,000	$11,654,000
Add conversion of debt from convertible debentures	3,551,528	-	-	-	3,551,528
Add: accrued interest	1,711,273	164,083	29,754	8,933	1,914,043
Principal amount of debt including accrued interest	14,802,801	1,860,083	347,754	108,933	17,119,571
Debt discount:
Allocated embedded derivative liabilities	(4,760,000)	(822,000)	(188,000)	(64,000)	(5,834,000)
Liquidated Damages recognized upon issuance	(706,944)	(67,200)	(12,600)	(4,200)	(790,944)
Issuance costs	(590,000)	(106,000)	(18,000)	-	(714,000)
Subtotal debt discount	(6,056,944)	(995,200)	(218,600)	(68,200)	(7,338,944)
Less amortization of debt discount	2,927,248	414,465	89,422	27,200	3,458,335
Unamortized debt discount	(3,129,696)	(580,735)	(129,178)	(41,000)	(3,880,609)
Carrying value at December 31, 2019	11,673,105	1,279,348	218,576	67,933	13,238,962
Less current portion	(534,993)	-	(206,204)	-	(741,197)
Carry value at December 31, 2019, net of current portion	$11,138,112	$1,279,348	$12,372	$67,933	$12,497,765

For additional information for the years ended December 31, 2020 and 2019 with respect to interest expense related to the 12% Convertible Debentures is provided in Note 19.

19.	Long-term Debt

12% Senior Secured Note

On June 10, 2019, the Company entered into a note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, pursuant to which the Company issued to the investor a 12% senior secured note, due July 31, 2019 (the “12% Senior Secured Note”), in the aggregate principal amount of $20,000,000, which after taking into account a B. Riley FBR placement fee of $1,000,000 and legal fees and expenses of the investor of $135,000, resulted in the Company receiving net proceeds of $18,865,000, of which $16,500,000 was deposited into escrow to fund TheStreet Merger consideration and the balance of $2,365,000 was to be used by the Company for working capital and general corporate purposes.

The balance outstanding under the note purchase agreement was no longer outstanding as of June 14, 2019 (refer to 12% Amended Senior Secured Notes below).

12% Amended Senior Secured Notes

On June 14, 2019, the Company entered into an amended and restated note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended and restated the note purchase agreement and the 12% Senior Secured Note issued by the Company thereunder. All borrowings under the amended and restated note purchase agreement are collateralized by substantially all assets of the Company. Pursuant to the amended and restated note purchase agreement, the Company issued an amended and restated 12% senior secured note, due June 14, 2022, in the aggregate principal amount of $68,000,000, which amended, restated, and superseded that $20,000,000 12% Senior Secured Note issued by the Company to the investor (the “12% Amended Senior Secured Note(s)”). The Company received additional gross proceeds of $48,000,000, which after taking into account a B. Riley FBR placement of $2,400,000, the Company received net proceeds of $45,600,000, of which $45,000,000 was paid to ABG against future Royalties in connection with the Sports Illustrated Licensing Agreement with ABG, and the balance of $600,000 was used by the Company for working capital and general corporate purposes. In addition, the Company paid B. Riley FBR, in cash, a success fee of $3,400,000 and legal fees of the investor of $50,000.

On August 27, 2019, the Company entered into a first amendment to amended note purchase agreement with one accredited investor, BRF Finance, an affiliated entity of B. Riley, which amended the 12% Amended Senior Secured Note. Pursuant to this first amendment, the Company received gross proceeds of $3,000,000, which after taking into account a B. Riley FBR placement fee of $150,000, the Company received net proceeds of approximately $2,850,000, which was used by the Company for working capital and general corporate purposes. In addition, the Company paid B. Riley FBR in cash legal fees of the investor of $17,382.

On February 27, 2020, the Company entered into a second amendment to the amended and restated note purchase agreement, which further amended the amended and restated note purchase agreements dated as of June 14, 2019. Pursuant to the second amendment to the amended and restated note purchase agreement, the Company replaced its previous $3,500,000 working capital facility with Sallyport with a new $15,000,000 working capital facility with FastPay; and (ii) BRF Finance issued a letter of credit in the amount of approximately $3,000,000 to the Company’s landlord for the property lease located at 225 Liberty Street, 27th Floor, New York, New York 10281.

The balance outstanding under the note purchase agreement was no longer outstanding as of March 24, 2020 (refer to 12% Second Amended Senior Secured Notes below).

12% Second Amended Senior Secured Notes

On March 24, 2020, the Company entered into a second amended and restated note purchase agreement, which further amended and restated the 12% Amended Senior Secured Notes (collectively, with all previous amendments and restatements, the “12% Second Amended Senior Secured Notes”). Pursuant to the 12% Second Amended Senior Secured Notes, interest on amounts outstanding under the existing 12% Amended Senior Secured Notes with respect to (i) interest that was payable on March 31, 2020 and June 30, 2020, and (ii) at the Company’s option, with the consent of requisite purchasers, interest that was payable on September 30, 2020 and December 31, 2020, in lieu of the payment in cash of all or any portion of the interest due on such dates, was payable in-kind in arrears on the last day of such applicable fiscal quarter.

On October 23, 2020, the Company entered into an amendment to the 12% Second Amended Senior Secured Notes (“Amendment 1”), pursuant to which the maturity date of the 12% Second Amended Senior Secured Notes was changed to December 31, 2022, subject to certain acceleration conditions. Pursuant to Amendment 1, interest payable on the 12% Second Amended Senior Secured Notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, all such interest amounts can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments.

Further details subsequent to the date of these consolidated financial statements are provided under the heading Long-Term Debt in Note 27.

Delayed Draw Term Note

On March 24, 2020, the Company entered into a 15% delayed draw term note (the “Term Note”) pursuant to the 12% Second Amended Senior Secured Notes, in the aggregate principal amount of $12,000,000.

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

Pursuant to the terms of Amendment 1, the maturity date was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that BRF Finance, as holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion (as further described in Amendment 1) of the Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such interest amounts, shares of the Company’s common stock Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments.

On October 23, 2020, $3,367,000, including principal and accrued interest of the Term Note, converted into shares of the Company’s Series K Preferred Stock (see Note 20).

Further details subsequent to the date of these consolidated financial statements are provided under the heading Long-Term Debt in Note 27.

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “PPP Loan”). The Company received total proceeds of $5,702,725 under the PPP Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the PPP Loan primarily for payroll costs. The PPP Loan was scheduled to mature on April 6, 2022, with a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The PPP Loan was fully forgiven on June 22, 2021 (further details are provided under the heading Long-Term Debt in Note 27).

The following table represents the components of long-term debt recognized during the years ended December 31, 2020 and 2019 and the carrying value as of December 31, 2020 and 2019:

	As of December 31,
	2020				2019
	12% Second Amended Senior Secured Notes Components	Delayed Draw Term Note Components	Paycheck Protection Program Loan Components	Total Long-term Debt Components	12% Second Amended Senior Secured Notes Components
Principal amount of debt:
Principal amount of debt received on June 10, 2019	$20,000,000	$-	$-	$20,000,000	$20,000,000
Principal amount of debt received on June 14, 2019	48,000,000	-	-	48,000,000	48,000,000
Principal amount of debt received on August 27, 2019	3,000,000	-	-	3,000,000	3,000,000
Principal amount of debt received on March 26, 2020	-	6,913,865	-	6,913,865	-
Principal amount of debt received on April 6, 2020	-	-	5,702,725	5,702,725	-
Subtotal principal amount of debt	71,000,000	6,913,865	5,702,725	83,616,590	71,000,000
Add accrued interest	7,457,388	675,958	-	8,133,346	1,082,642
Less principal payment paid in Series J Preferred Stock (net of interest of $146,067)	(4,853,933)	-	-	(4,853,933)	(4,853,933)
Less principal payment paid in Series K Preferred Stock (net of interest of $71,495)	-	(3,295,505)	-	(3,295,505)	-
Less principal payments paid in cash	(17,307,364)	-	-	(17,307,364)	(17,307,364)
Principal amount of debt outstanding including accrued interest	56,296,091	4,294,318	5,702,725	66,293,134	49,921,345
Debt discount:
Placement fee to B. Riley FBR	(3,550,000)	(691,387)	-	(4,241,387)	(3,550,000)
Commitment fee (2% of unused commitment)	-	(101,723)	-	(101,723)	-
Success based fee to B. Riley FBR	(3,400,000)	-	-	(3,400,000)	(3,400,000)
Legal and other costs	(202,382)	(120,755)	-	(323,137)	(202,382)
Subtotal debt discount	(7,152,382)	(913,865)	-	(8,066,247)	(7,152,382)
Less amortization of debt discount	3,412,692	554,693	-	3,967,385	1,240,782
Unamortized debt discount	(3,739,690)	(359,172)	-	(4,098,862)	(5,911,600)
Carrying value at end of year	$52,556,401	$3,935,146	$5,702,725	$62,194,272	$44,009,745

Information for the years ended December 31, 2020 and 2019 with respect to interest expense related to long-term debt is provided below under the heading Interest Expense.

Interest Expense

The following table represents interest expense:

	Years Ended December 31,
	2020	2019
Amortization of debt discounts:
12% Convertible Debentures	$3,880,609	$3,304,893
12% Second Amended Senior Secured Notes	2,171,910	1,240,782
Term Note	554,693	-
Total amortization of debt discount	6,607,212	4,545,675
Accrued and noncash converted interest:
12% Convertible Debentures	2,116,281	1,831,130
12% Second Amended Senior Secured Notes	6,374,746	1,228,709
Term Note	747,453	-
Promissory Note	5,844	5,794
Total accrued and noncash converted interest	9,244,324	3,065,633
Cash paid interest:
12% Second Amended Senior Secured Notes	-	2,351,904
Promissory Note	-	983
Other	645,681	499,375
Total cash paid interest expense	645,681	2,852,262
Total interest expense	$16,497,217	$10,463,570

20.	Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of December 31, 2020 as follows:

●	2,000 authorized shares designated as “Series F Convertible Preferred Stock,” none of which are outstanding;
●	1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168.496 shares are outstanding;
●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 19,597 shares are outstanding;
●	25,800 authorized shares designated as “Series I Convertible Preferred Stock” on June 27, 2019, none of which are outstanding (as further described below);
●	35,000 authorized shares designated as “Series J Convertible Preferred Stock” on October 4, 2019, none of which are outstanding (as further described below); and
●	20,000 authorized shares designated as “Series K Convertible Preferred Stock” on October 22, 2020, none of which are outstanding (as further described below)

Series G Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Series G Convertible Preferred Stock (the “Series G Preferred Stock”), of which 1,631.504 were converted prior to November 2001 and 168.496 shares continue to be outstanding, at a stated value of $1,000 per share, convertible into 188,791 shares of the Company’s common stock. The Series G Preferred Stock is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock or buy out all outstanding shares of Series G Preferred Stock at the liquidation value of $168,496. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, the holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their 168.496 shares at the liquidation value of $1,000 per share, or an aggregate amount of $168,496. The sale of all the assets of the Company on June 28, 2007 triggered the redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it is redeemable preferred stock and is classified on the consolidated balance sheets as a mezzanine obligation between liabilities and stockholders’ equity.

Series H Preferred Stock

On August 10, 2018 (the “Closing Date”), the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 19,400 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 58,787,879 shares of the Company’s common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $19,399,250 (net proceeds of $18,045,496 after taking into consideration issuance costs).

Between August 14, 2020 and August 20, 2020, the Company entered into additional securities purchase agreements for the sale of Series H Preferred Stock with accredited investors, pursuant to which the Company issued 108 shares (after it rescinded the issuance of 2,145 shares that were deemed null and void and repaid to certain holders on October 28, 2020), at a stated value of $1,000 per share, initially convertible into 327,273 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $130,896 (net proceeds of $113,000 after taking into consideration issuance costs), which was used for working capital and general corporate purposes.

On October 31, 2020, the Company issued 389 shares of Series H Preferred Stock to James Heckman at the stated value of $1,000, convertible into 1,178,788 shares of the Company’s common stock, at the option of the holder subject to certain limitations at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share. The shares of Series H Preferred Stock were issued in connection with the cancellation of promissory notes payable to Mr. Heckman in the aggregate outstanding principal amount of $389,000.

The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock votes on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then a holder of the Series H Preferred Stock will be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete conversion of such holder’s Series H Preferred Stock immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, subject to certain conditions, adjustments, and limitations. All the shares of Series H Preferred Stock automatically convert into shares of the Company’s common stock on the fifth anniversary of the Closing Date at the conversion price of $0.33 per share.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of the Company’s common stock until the date that increased the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full, which was filed on December 18, 2020, therefore this limitation was removed (as further described in Note 21).

Pursuant to the registration rights agreement entered into on August 10, 2018, in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the holders. The Company committed to file the registration statement by no later than 75 days after the closing date and to cause the registration statement to become effective, in general, by no later than 120 days after the closing date (or, in the event of a full review by the staff of the SEC, 150 days following the closing date). The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages, on each monthly anniversary, payable within 7 days of such event, and upon the occurrence of certain events up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements entered into on August 10, 2018, included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The following table represents the components of the Series H Preferred Stock for the year ended December 31, 2020 and as of December 31, 2019:

	Shares	Series H Preferred Stock Components
Series H Preferred Stock at December 31, 2019	19,400	$18,045,496
Issuance of Series H Preferred Stock on August 19, 2020:
Issuance of Series H Preferred Stock	108	130,896
Less issuance costs netted from the proceeds		(17,896)
Net proceeds received upon issuance of Series H Preferred Stock		113,000
Conversion of Series H Preferred Stock into common stock on September 21, 2020	(300)	(300,000)
Issuance of Series H Preferred Stock upon conversion of promissory note on November 13, 2020	389	389,000
Net issuance of Series H Preferred Stock	197	202,000
Series H Preferred Stock at December 31, 2020	19,597	$18,247,496
Beneficial conversion feature recognized during the year ended December 31, 2020 (as described below) upon issuance of Series H Preferred Stock		$502,000

During the year ended December 31, 2020, in connection with the issuance of 108 shares (issued on August 19, 2020) and 389 shares (issued on October 31, 2020) of Series H Preferred Stock, the Company recorded a beneficial conversion feature in the amount of $113,000 and $389,000 (totaling $502,000), respectively, for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $0.33 was lower than the Company’s common stock trading price of $0.86 and $0.77 at the issuance date of August 19, 2020 and October 31, 2020, respectively). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

Series I Preferred Stock

On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”) at a stated value of $1,000, initially convertible into 46,200,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000. Each Series I Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

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

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on June 28, 2019, the Company agreed to register the shares issuable upon conversion of the Series I Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet and its license with ABG, with the SEC, but in no event later than December 1, 2019. The Company committed to cause the registration statement to become effective by no later than 90 days after December 1, 2019, subject to certain conditions and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The Company recognized a portion of the Liquidated Damages pursuant to the registration rights and securities purchase agreements in connection with the Series I Preferred Stock at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (further details are presented in the table below).

The following table represents the components of the Series I Preferred Stock for the years ended December 31, 2020 and 2019:

	Shares	Series I Preferred Stock Components
Issuance of Series I Preferred Stock on June 28, 2019	23,100	$23,100,000
Less issuance costs:
Cash paid to B. Riley FBR as placement fee		(1,386,000)
Legal fees and other costs		(73,858)
Total issuance costs		(1,459,858)
Less Liquidated Damages recognized upon issuance		(1,940,400)
Total issuance costs and Liquidated Damages		(3,400,258)
Net issuance of Series I Preferred Stock at December 31, 2019	23,100	19,699,742
Conversion of Series I Preferred Stock to common stock on December 18, 2020	(23,100)	(19,699,742)
Series I Preferred Stock at December 31, 2020	-	$-
Beneficial conversion feature recognized during the year ended December 31, 2020 (as described below) upon conversion of Series I Preferred Stock		$5,082,000

All of the shares of Series I Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, as a result of the increase in the number of authorized shares of the Company’s common stock (as further described in Note 21). Upon conversion the Company recognized a beneficial conversion feature for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $0.50 was lower than the Company’s common stock trading price of $0.61 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

Series J Preferred Stock

On October 7, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 20,000 shares of Series J Convertible Preferred Stock (the “Series J Preferred Stock”) at a stated value of $1,000, initially convertible into 28,571,428 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $20,000,000.

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

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on October 7, 2019, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisition of TheStreet, and other acquisitions during 2018, and its license with ABG, with the SEC, but in no event later than March 31, 2020. The Company committed to cause the registration statement to become effective by no later than 90 days after March 31, 2020, subject to certain conditions and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

On September 4, 2020, the Company closed on securities purchase agreements with two accredited investors, pursuant to which the Company issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 15,000,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.70, for aggregate gross proceeds of $6,000,000, which was used for working capital and general corporate purposes.

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements on September 4, 2020, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; but in no event later than April 30, 2021 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 60 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date) and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series J Convertible Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The Company recognized a portion of the Liquidated Damages pursuant to the registration rights and securities purchase agreements in connection with the Series J Preferred Stock at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (further details are presented in the table below).

The following table represents the components of the Series J Preferred Stock for the years ended December 31, 2020 and 2019:

	Shares	Series J Preferred Stock Components
Issuance of Series J Preferred Stock on October 7, 2019	20,000	$20,000,000
Less shares issued for payment of 12% Amended Senior Secured Notes	(5,000)	(5,000,000)
Net issuance of Series J Preferred Stock	15,000	$15,000,000
Issuance of Series J Preferred Stock	20,000	$20,000,000
Less issuance costs:
Cash paid to B. Riley FBR as placement fee		(525,240)
Legal fees and other costs		(54,764)
Total issuance costs		(580,004)
Less Liquidated Damages recognized upon issuance		(1,680,000)
Total issuance costs and Liquidated Damages		(2,260,004)
Net issuance of Series J Preferred Stock at December 31, 2019		17,739,996
Issuance of Series J Preferred Stock on September 4, 2020	10,500	6,000,000
Net Issuance of Series J Preferred Stock prior to conversion on December 18, 2020	30,500	23,739,996
Conversion of Series J Preferred Stock to common stock on December 18, 2020 (as further described below)	(30,500)	(23,739,996)
Series I Preferred Stock at December 31, 2020	-	$-
Beneficial conversion feature recognized during the year ended December 31, 2020 (as described below) upon conversion of Series J Preferred Stock		$586,545

All of the shares of Series J Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, as a result of the increase in the number of authorized shares of the Company’s common stock (as further described in Note 21). Upon conversion the Company recognized a beneficial conversion feature for the underlying common shares since the nondetachable conversion feature was in-the-money (the effective conversion price of $0.40 for the issuance of Series J Preferred Stock on September 4, 2020 (these shares were issued at a discount) was lower than the Company’s common stock trading price of $0.61 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

Series K Preferred Stock

Between October 23, 2020 and November 11, 2020, the Company closed on several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Convertible Preferred Stock” (the “Series K Preferred Stock”) at a stated value of $1,000, initially convertible into 45,105,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,000. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series K Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

In consideration for its services as placement agent, the Company paid B. Riley FBR a cash fee of $560,500. The Company used approximately $3.4 million of the net proceeds from the financing to partially repay the Term Note and used approximately $2.6 million for payment on a prior investment, with the remainder of approximately $11.5 million for working capital and general corporate purposes.

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series K Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; provided, however, if such 30th calendar day is on or after February 12, 2021, then such 30th calendar date shall be tolled until the 30th calendar day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date) and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The following table represents the components of the Series K Preferred Stock for the year ended December 31, 2020:

	Shares	Series K Preferred Stock Components
Issuance of Series K Preferred Stock:
Issuance of Series K Preferred Stock on October 23, 2020	6,750	$6,750,000
Issuance of Series K Preferred Stock on October 28, 2020	5,292	5,292,000
Issuance of Series K Preferred Stock on November 11, 2020	6,000	6,000,000
Subtotal issuance of Series K Preferred Stock	18,042	18,042,000
Less issuance costs:
Cash paid to B. Riley FBR as placement fee		(440,500)
Legal fees and other costs		(120,000)
Total issuance costs		(560,500)
Net issuance of Series K Preferred Stock prior to conversion on December 18, 2020		17,481,500
Conversion of Series K Preferred Stock to common stock on December 18, 2020	(18,042)	(17,481,500)
Series K Preferred Stock at December 31, 2020	-	$-
Beneficial conversion feature recognized during the year ended December 31, 2020 (as described below) upon conversion of Series k Preferred Stock		$9,472,050

All of the shares of Series K Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, as a result of the increase in the number of authorized shares of the Company’s common stock (as further described in Note 21). Upon conversion the Company recognized a beneficial conversion feature for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $0.40 was lower than the Company’s common stock trading price of $0.61 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

21.	Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share as the result of filing on December 18, 2020, a Certificate of Amendment with the Secretary of the State of Delaware to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares.

Common Stock to be Issued

During the years ended December 31, 2020 and 2019, in connection with the merger of Say Media, the Company issued 2,857,357 shares and 1,188,880 shares, respectively, of its common stock out of total shares required to be issued of 5,067,167 as of January 1, 2019, and has remaining shares to be issued of 1,020,930 as of December 31, 2020.

In connection with a closing of a private placement on January 4, 2018, MDB, as the placement agent, was entitled to receive 60,000 shares of the Company’s common stock that have not been issued as of December 31, 2020. Further, the 60,000 shares of common stock to be issued were subject to Liquidated Damages (see Note 15).

Restricted Stock Awards

As of December 31, 2020 and 2019, a net of 12,312,417 restricted stock awards for shares of the Company’s common stock issued during 2016 remain outstanding and are fully vested. The awards contained a buy-back right that was waived by the Board on March 12, 2018, which resulted in a modification of the restricted stock awards upon the waiver. The shares vest over a three-year period starting on the beginning of the month of the issuance date, with one-third vesting in one year, and the balance monthly over the remaining two years. Because these shares require continued service to the Company, the estimated fair value of the shares is being recognized as compensation expense over the vesting period of the award.

In connection with the merger of HubPages, the Company issued a total of 2,399,997 shares of common stock to certain key personnel of HubPages who agreed to continue their employment, as restricted stock awards, subject to a repurchase right and vesting. The repurchase right, which expired in March 2019 unexercised, gave the Company the option to repurchase a certain number of shares at par value based on a performance condition as defined in the terms of the merger agreement. The shares were subject to vesting over twenty-four equal monthly installments beginning September 23, 2019, and ending September 23, 2021, with the estimated fair value of these shares was recognized as compensation expense over the vesting period of the award. The restricted stock awards provided for a true-up period that if the common stock was sold for less than $2.50 the holder would receive, subject to certain conditions, additional shares of common stock up to a maximum of the number of shares originally received (or 2,400,000 in aggregate to all holders) for the shares that re-sold for less than $2.50. The true-up provision was settled on May 31, 2019 (as further described in Note 22). The true-up period, in general, was 13 months after the consummation of the merger until 90 days following completion of vesting, or July 30, 2021. The restricted stock awards were fair valued upon issuance by an independent appraisal firm.

On January 1, 2019, the Company issued 833,333 shares of its common stock as restricted stock awards to certain members of the Board subject to continued service with the Company. The awards vest over a twelve-month period from the grant date and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 22).

On December 11, 2019, the Company modified the vesting provisions of 2,000,000 restricted stock awards, issued in connection with the Say Media merger, to remove certain repurchase rights, such that they will vest six equal installments at four-month intervals on the twelfth of each month, starting on December 12, 2019, with the final vesting date on August 12, 2021. Compensation expense is recognized over the vesting period of the awards.

On January 1, 2020, the Company issued 562,500 shares of its common stock as restricted stock awards to certain members of the Board subject to continued service with the Company. The awards vest over a twelve-month period from the grant date and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 22).

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued.

A summary of the restricted stock award activity during the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares		Weighted Average Grant-Fair
	Unvested	Vested	Value Date
Restricted stock awards outstanding at January 1, 2019	6,309,874	10,484,046	$0.50
Issued	833,333	-	0.48
Vested	(3,926,542)	3,926,542
Forfeited	(825,000)	(402,512)
Restricted stock awards outstanding at December 31, 2019	2,391,665	14,008,076	0.56
Issued	562,500	-	0.18
Vested	(2,237,500)	2,237,500
Restricted stock awards subject to repurchase	-	(1,064,549)
Forfeited	(399,998)	(746,813)
Restricted stock awards outstanding at December 31, 2020	316,667	14,434,214	0.42

The Company recorded forfeited unvested restricted stock awards and/or forfeited vested restricted stock awards used for tax withholding of 1,146,811 (399,998 forfeited awards and 746,813 used for tax withholding) and 1,227,512 (825,000 forfeited awards and 402,512 used for tax withholding) during the years ended December 31, 2020 and 2019, respectively, on the consolidated statements of stockholders’ deficiency.

On December 31, 2020, the Company modified certain vested restricted stock awards where the Company agreed to repurchase the underlying common stock at a specified price and forfeited any unvested awards (as further described in Note 12)

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the restricted stock awards is provided under the heading Stock-Based Compensation in Note 22.

Common Stock Warrants

Warrants issued to purchase shares of the Company’s common stock to MDB, L2, Strome, and B. Riley (collectively the “Financing Warrants”) are described below.

MDB Warrants – On November 4, 2016, in conjunction with the recapitalization, the Company issued warrants to MDB (the “MDB Warrants”) to purchase shares of common stock with an exercise price of $0.20 per share, of which 327,490 warrants remain outstanding under this instrument as of December 31, 2020, subject to customary anti-dilution adjustments and exercisable for a period of five years.

On October 19, 2017, the Company issued warrants to MDB who acted as placement agent in connection with a private placement of its common stock, to purchase 119,565 shares of common stock. The warrants have an exercise price of $1.15 per share, subject to customary anti-dilution adjustments and exercisable for a period of five years.

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

MDB Warrants exercisable for a total of 507,055 shares of the Company’s common stock were outstanding as of December 31, 2020 (as further detailed below).

L2 Warrants – Effective as of August 3, 2018, pursuant to a reset provision, the Company issued additional warrants to L2 Capital, LLC (“L2”) to purchase 640,405 shares of common stock at an exercise price of $0.50 per share (the “L2 Warrants”), which were carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise (see Note 16).

The L2 Warrants were exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there was no effective registration statement covering the resale of the warrant shares, be exercised on a cashless basis in certain circumstances. On September 10, 2019, the L2 Warrants were fully exercised on a cashless basis, resulting in the issuance of 539,331 shares of the Company’s common stock.

Strome Warrants – On June 15, 2018, the Company modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome Mezzanine Fund LP (“Strome”). As consideration for such modification, the Company issued warrants to Strome (the “Strome Warrants”) to purchase 1,500,000 shares of common stock, exercisable at price of $0.50 per share (as amended), which are carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise (see Note 16). Strome was also granted observer rights on the Board.

The Strome Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the resale of the warrant shares, be exercised on a cashless basis in certain circumstances.

B. Riley Warrants – On October 18, 2018, the Company issued warrants to B. Riley (the “B. Riley Warrants”) to purchase up to 875,000 shares of the Company’s common stock, with an exercise price of $1.00 per share, subject to customary anti-dilution adjustments, which are carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares is precluded upon exercise (see Note 16).

The B. Riley Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event, at any time after the six-month anniversary of the issuance of the warrants, if there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, the warrants may be exercised on a cashless basis.

A summary of the Financing Warrants activity during the years ended December 31, 2020 and 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Financing Warrants outstanding at January 1, 2019	3,949,018	$0.64	4.81
Exercised	(1,066,963)
Financing Warrants outstanding at December 31, 2019	2,882,055	0.80	3.95
Financing Warrants outstanding at December 31, 2020	2,882,055	0.60	2.94
Financing Warrants exercisable at December 31, 2020	2,882,055	0.60	2.94

During 2019, the exercise of the 1,066,963 warrants in September 2019 on a cashless basis resulted in the issuance of 539,331 net shares of common stock when the common stock price was $0.80 per share.

The intrinsic value of exercisable but unexercised in-the-money Financing Warrants as of December 31, 2020 was approximately $280,996, based on a fair market value of the Company’s common stock of $0.60 per share on December 31, 2020.

The Financing Warrants outstanding and exercisable as of December 31, 2020 are summarized as follows:

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

AllHipHop Warrants – On October 26, 2020, the Company exchanged 150,000 of Publisher Partner Warrants (as further described under the heading Publisher Partner Warrants) granted to AllHipHop, LLC (“AllHipHop”) for shares of the Company’s common stock that were originally granted on December 20, 2017 with an exercise price of $2.08, for an aggregate of 125,000 new warrants for shares of the Company’s common stock with an exercise price of $0.65 (the “AllHipHop Warrants”) for the surrender and termination of the original warrants granted (the “Exchange”) (further details are provided in Note 22).

The AllHipHop Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may be exercised on a cashless basis.

Publisher Partner Warrants – On December 19, 2016, the Board approved up to 5,000,000 stock warrants to issue shares of the Company’s common stock to provide equity incentive to its Publisher Partners (the “Publisher Partner Warrants”) to motivate and reward them for their services to the Company and to align the interests of the Publisher Partners with those of stockholders of the Company. On August 23, 2018, the Board approved a reduction of the number of warrant reserve shares from 5,000,000 to 2,000,000. The issuance of the Publisher Partner Warrants is administered by management and approved by the Board.

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the Publisher Partner Warrants is provided under the heading Stock-Based Compensation in Note 22.

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

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the ABG Warrants is provided under the heading Stock-Based Compensation in Note 22.

22.	Stock–Based Compensation

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

On March 28, 2018, the Board approved an increase in the number of shares of the Company’s common stock reserved for grant pursuant to the 2016 Plan from 3,000,000 shares to 5,000,000 shares. On August 23, 2018, the Board increased the authorized number of shares of common stock under the 2016 Plan from 5,000,000 shares to 10,000,000 shares. The Company’s stockholders approved the increase in the number of shares authorized under the 2016 Plan on April 3, 2020. The issuance of common stock awards under the 2016 Plan is administered by the Company and approved by the Board.

The estimated fair value of the common stock awards is recognized as compensation expense over the vesting period of the award.

The fair value of common stock awards granted during the year ended December 31, 2020 were calculated using the Black-Scholes option pricing model under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	0.45%	0.45%
Expected dividend yield	0.00%	0.00%
Expected volatility	71.00%	132.00%
Expected life	6.0 years	6.0 years

A summary of the common stock award activity during the years ended December 31, 2020 and 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock awards outstanding at January 1, 2019	9,405,541	$0.61	9.30
Exercised	(25,000)	0.17
Forfeited	(1,197,776)	0.73
Expired	(118,204)	1.09
Common stock awards outstanding at December 31, 2019	8,064,561	0.62	8.34
Granted	234,000	0.90
Exercised	(6,944)	0.56
Forfeited	(601,179)	1.09
Expired	(788,101)	0.53
Common stock awards outstanding at December 31, 2020	6,902,337	0.86	7.50
Common stock awards exercisable at December 31, 2020	6,027,418	0.90	7.47
Common stock awards not vested at December 31, 2020	874,919
Common stock awards available for future grants at December 31, 2020	3,097,663

The aggregate grant date fair value of common stock awards granted during the years ended December 31, 2020 was $117,000.

The intrinsic value of exercisable but unexercised in-the-money common stock awards as of December 31, 2020 was approximately $185,413 based on a fair market value of the Company’s common stock of $0.60 per share on December 31, 2020.

The exercise prices under the 2016 Plan for the common stock awards outstanding and exercisable are as follows as of December 31, 2020:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $1.00	4,825,750	3,982,816
$1.01 to $1.25	780,751	779,843
$1.51 to $1.75	250,000	229,479
$1.76 to $2.00	924,169	913,613
$2.01 to $2.25	121,667	121,667
	6,902,337	6,027,418

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the common stock awards is provided under the heading Stock-Based Compensation.

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

The Company’s stockholders approved the 2019 Plan and the maximum number of shares authorized of 85,000,000 under the 2019 Plan on April 3, 2020 (further details subsequent to the issuance date of these consolidated financial statements are provided under the heading 2019 Equity Incentive Plan in Note 27). The issuance of common equity awards under the 2019 Plan is administered by the Company and approved by the Board. Prior to December 18, 2020, the Company did not have sufficient authorized but unissued shares of common stock to allow for the exercise of these common equity awards granted; accordingly, any common equity awards granted were considered unfunded and were not exercisable until sufficient common shares were authorized (further details are provided in Note 21).

The estimated fair value of the common equity awards is recognized as compensation expense over the vesting period of the award.

The fair value of common equity awards granted during the years ended December 31, 2020 and 2019 were calculated using the Black-Scholes option pricing model for the time-based and performance-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	December 31, 2020		December 31, 2019
	Up-list	No Up-list	Up-list	No Up-list
Expected life	0.20% - 0.79%	0.20% - 0.79%	1.51% - 2.59%	1.51% - 2.59%
Risk-free interest rate	0.00%	0.00%	0.00%	0.00%
Volatility factor	61.00% - 91.00%	61.00% - 142.00%	69.00% - 95.00%	119.00% - 149.00%
Dividend rate	3.0 – 6.7 years	3.0 – 6.7 years	3.0 – 6.0 years	3.0 – 6.0 years

The fair value of common equity awards granted during the year ended December 31, 2019 were calculated using the Monte Carlo model for the market-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Expected life	2.20% - 2.70%	2.16% - 2.71%
Risk-free interest rate	0.00%	0.00%
Volatility factor	140.00% - 146.00%	110.00%
Dividend rate	10.0 years	10.0 years

A summary of the common equity award activity during the years ended December 31, 2020 and 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common equity awards outstanding at January 1, 2019	-	$-	-
Granted	68,180,863	0.53
Forfeited	(3,167,218)	0.53
Common equity awards outstanding at December 31, 2019	65,013,645	0.53	9.43
Granted	25,393,768	0.71
Forfeited	(8,342,377)	0.61
Expired	(2,722)	0.56
Common equity awards vested at December 31, 2020	82,062,314	0.58	8.65
Common equity awards exercisable at December 31, 2020	13,608,686	0.54	8.49
Common equity awards not vested at December 31, 2020	68,453,628
Common equity awards available for future grants at December 31, 2020	2,937,686

The aggregate grant date fair value for the common equity awards granted during the years ended December 31, 2020 and 2019 was $11,180,642 and $30,864,185, respectively.

The intrinsic value of exercisable but unexercised in-the-money common equity awards as of December 31, 2020 was approximately $1,416,000 based on a fair market value of the Company’s common stock of $0.60 per share on December 31, 2020.

The exercise prices under the 2019 Plan for the common equity awards outstanding and exercisable are as follows as of December 31, 2020:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
No exercise price	250,000	250,000
Under $1.00	81,812,314	13,358,686
	82,062,314	13,608,686

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the common equity awards is provided under the heading Stock-Based Compensation.

Outside Options

The Company granted stock options outside the 2016 Plan and 2019 Plan during the year ended December 31, 2020 to certain officers, directors and employees of the Company as approved by the Board and administered by the Company (the “outside options”). The stock options were to acquire shares of the Company’s common stock and were subject to: (1) time-based vesting; (2) certain performance-based targets; and (3) certain performance achievements. Options to purchase common stock issued pursuant to the Outside Plan may have a term of up to ten years. The issuance of outside options is administered by the Company and approved by the Board. Prior to December 18, 2020, the Company did not have sufficient authorized but unissued shares of common stock to allow for the exercise of these outside options granted; accordingly, any common stock options granted were considered unfunded and were not exercisable until sufficient common shares were authorized (further details are provided in Note 21).

The fair value for the outside options granted during the year ended December 31, 2019 were calculated using the Black-Scholes option pricing model for the time-based and performance-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	2.49% –2.57%	2.49% – 2.57%
Expected dividend yield	0.00%	0.00%
Expected volatility	74.00% – 95.00%	122.00% – 142.00%
Expected life	3.0 – 5.8 years	3.0 – 5.8 years

A summary of outside option activity during the years ended December 31, 2020 and 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Outside options outstanding at January 1, 2019	2,414,000	$0.36	9.94
Granted	1,500,000	0.57
Exercised	(2,000)	0.35
Forfeited	(180,000)	0.35
Expired	(7,333)	0.35
Outside options outstanding at December 31, 2019	3,724,667	0.21	9.04
Forfeited	(195,333)	0.46
Expired	(477,334)	0.39
Outside options outstanding at December 31, 2020	3,052,000	0.46	8.07
Outside options exercisable at December 31, 2020	2,376,333	0.43	6.20
Outside options not vested at December 31, 2020	675,667

The aggregate grant date fair value of outside options granted during the year ended December 31, 2019 was $675,000.

The intrinsic value of exercisable but unexercised in-the-money outside options as of December 31, 2020 was approximately $401,583 based on a fair market value of the Company’s common stock of $0.60 per share on December 31, 2020.

The exercise prices of outside options outstanding and exercisable are as follows as of December 31, 2020:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $1.00	3,052,000	2,376,333

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the outside options is provided under the heading Stock-Based Compensation.

Publisher Partner Warrants

On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, the Board approved the Channel Partner Warrant Program to be administered by management that authorized the Company to grant Publisher Partner Warrants. As of December 31, 2020, Publisher Partner Warrants to purchase up to 2,000,000 shares of the Company’s common stock were reserved for grant.

The Publisher Partner Warrants had certain performance conditions. Pursuant to the terms of the Publisher Partner Warrants, the Company would notify the respective Publisher Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Publisher Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Publisher Partner generated during the six-month period from the launch of the Publisher Partner’s operations on the Company’s technology platform or the revenue generated during the period from the issuance date through a specified end date.

A summary of the Publisher Partner Warrants activity during the years ended December 31, 2020 and 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Publisher Partner Warrants outstanding at January 1, 2019	1,017,140	$1.47	3.26
Forfeited	(77,599)	1.62
Publisher Partner Warrants outstanding at December 31, 2019	939,541	1.46	2.57
Forfeited	(150,000)
Publisher Partner Warrants outstanding at December 31, 2020	789,541	1.34	1.50
Publisher Partner Warrants exercisable at December 31, 2020	463,041	1.31	1.52
Publisher Partner Warrants not vested at December 31, 2020	326,500
Publisher Partner Warrants available for future grants at December 31, 2020	1,210,459

During the year ended December 31, 2020, the Company recognized incremental compensation costs as a result of the Exchange of $27,754 (see Note 21).

There was no intrinsic value of exercisable but unexercised in-the-money Publisher Partner Warrants since the fair market value of $0.60 per share of the Company’s common stock was lower than the exercise prices on December 31, 2020.

The exercise prices of the Publisher Partner Warrants outstanding and exercisable are as follows as of December 31, 2020.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $1.00	40,000	40,000
$1.01 to $1.25	465,419	275,419
$1.26 to $1.50	68,277	68,277
$1.51 to $1.75	110,318	27,818
$1.76 to $2.00	104,449	50,449
$2.01 to $2.25	1,078	1,078
	789,541	463,041

Information with respect to compensation expense and unrecognized compensation expense related to the Publisher Partner Warrants is provided below.

Restricted Stock Units

On May 31, 2019, the Company issued 2,399,997 restricted stock units to certain employees in settlement of the true-up provisions of the restricted stock awards issued at the time of the HubPages merger. Each restricted stock unit represented the right to receive a number of the shares of the Company’s common stock pursuant to a grant agreement, subject to certain terms and conditions, and was to be credited to a separate account maintained by the Company in certain circumstances. All amounts credited to the separate account will be part of the general assets of the Company. The restricted stock units were to vest in accordance with the grant agreement in six equal installments at four-month intervals on the first of each month, starting on June 1, 2019, with the final vesting date on February 1, 2021. In addition to the vesting schedule as aforementioned, the restricted stock units would not vest until the Company increased its authorized shares of the Company’s common stock. Each restricted stock unit granted and credited to the separate account for the employee will be issued by the Company upon the authorized shares of the Company’s common stock increased (further details are provided in Note 21). Further, unless otherwise specified in an employee’s grant agreement, vesting will cease upon the termination of the employees continuous service.

The fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the year ended December 31, 2019.

A summary of the restricted stock unit activity during the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares		Weighted Average Grant-Date
	Unvested	Vested	Fair Value
Restricted stock units outstanding at January 1, 2019	-	-	$-
Granted	2,399,997	-	0.45
Restricted stock units outstanding at December 31, 2019	2,399,997	-	0.45
Forfeited	(2,399,997)	-
Restricted stock units outstanding at December 31, 2020	-	-	-

As aforementioned (see Note 12), the restricted stock units were forfeited on December 31, 2020.

Information with respect to stock-based compensation expense and unrecognized stock-based compensation expense related to the restricted stock units is included within the Restricted Stock Awards caption under the heading Stock-Based Compensation.

ABG Warrants

In connection with the Sports Illustrated Licensing Agreement and issuance of the ABG Warrants to purchase up to 21,989,844 shares of the Company’s common stock, the Company recorded the issuance of the warrants as stock-based compensation with the fair value of the warrants measured at the time of issuance and expensed over the requisite service period.

The fair value of the ABG Warrants issued during the year ended December 31, 2019 were calculated using the Monte Carlo model by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	2.00% – 2.10%	2.00% – 2.10%
Expected dividend yield	0.00%	0.00%
Expected volatility	51.00% – 52.00%	121.00% – 123.00%
Expected life	6.0 – 7.3 years	6.2 – 7.3 years

A summary of the ABG Warrant activity during the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Unvested	Vested	Price	(in years)
ABG Warrants outstanding at January 1, 2019	-	-	$-
Issued	21,989,844	-	0.63
ABG Warrants outstanding at December 31, 2019	21,989,844	-	0.63	9.46
Vested	(2,198,985)	2,198,985	0.63
ABG Warrants outstanding at December 31, 2020	19,790,859	2,198,985	0.63	8.46

The aggregate issue date fair value of the ABG Warrants issued during the year ended December 31, 2019 was $5,458,979.

The intrinsic value of exercisable but unexercised in-the-money ABG Warrants as of December 31, 2020 was approximately $197,909 based on a fair market value of the Company’s common stock of $0.60 per share on December 31, 2020.

Information with respect to compensation expense and unrecognized compensation expense related to the ABG Warrants is provided under the heading Stock-Based Compensation.

Stock-Based Compensation

Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2020 and 2019 are summarized as follows:

	Year Ended December 31, 2020
	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Cost of revenue	$163,181	$156,043	$3,975,625	$8,394	$36,673	$-	$4,339,916
Selling and marketing	1,486,722	114,640	2,454,432	272,431	-	-	4,328,225
General and administrative	317,982	615,604	3,439,803	150,577	-	1,449,074	5,973,040
Total costs charged to operations	1,967,885	886,287	9,869,860	431,402	36,673	1,449,074	14,641,181
Capitalized platform development	361,519	178,284	1,062,792	6,400	-	-	1,608,995
Total stock-based compensation	$2,329,404	1,064,571	$10,932,652	$437,802	$36,673	$1,449,074	$16,250,176

	Year Ended December 31, 2019
	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Cost of revenue	$122,192	$44,520	$774,632	$1,580	$50,828	$-	$993,752
Selling and marketing	34,393	100,388	455,280	242,399	-	-	832,460
General and administrative	2,541,468	1,660,607	3,383,338	157,359	-	795,803	8,538,575
Total costs charged to operations	2,698,053	1,805,515	4,613,250	401,338	50,828	795,803	10,364,787
Capitalized platform development	535,004	175,837	590,618	5,931	-	-	1,307,390
Total stock-based compensation	$3,233,057	1,981,352	$5,203,868	$407,269	$50,828	$795,803	$11,672,177

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of December 31, 2020 was as follows:

	As of December 31, 2020
	Restricted Stock Awards	Common Stock Awards	Common Equity Awards	Outside Options	Publisher Partner Warrants	ABG Warrants	Totals
Unrecognized compensation expense	$81,620	$371,932	$19,874,675	$283,388	$-	$3,214,102	$23,825,717
Weighted average period expected to be recognized (in years)	0.95	0.67	1.87	1.18	-	2.38	1.91

23.	Liquidated Damages

The following tables summarize the Liquidated Damages recognized during the years ended December 31, 2020 and 2019, with respect to the registration rights agreements and securities purchase agreements:

	Year Ended December 31, 2020
	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total Liquidated Damages
Registration Rights Damages	$-	$277,200	$360,000	$637,200
Public Information Failure Damages	12,300	346,500	360,000	718,800
Accrued interest	1,578	69,992	60,007	131,577
Balance	$13,878	$693,692	$780,007	$1,487,577

	Year Ended December 31, 2019
	12% Convertible Debentures	Series I Preferred Stock	Series J Preferred Stock	Total Liquidated Damages
Registration Rights Damages	$-	$138,600	$-	$138,600
Public Information Failure Damages	102,246	69,300	-	171,546
Accrued interest	16,162	262,193	140,015	418,370
Balance	$118,408	$470,093	$140,015	$728,516

24.	Income Taxes

The components of the (provision) benefit for income taxes consist of the following:

	Years Ended December 31,
	2020	2019
Current tax benefit:
Federal	$-	$-
State and local	-	-
Total current tax benefit	-	-
Deferred tax (provision) benefit:
Federal	20,677,960	9,802,070
State and local	5,279,879	3,053,709
Change in valuation allowance	(26,168,671)	6,685,348
Total deferred tax (provision) benefit	(210,832)	19,541,127
Total income tax (provision) benefit	$(210,832)	$19,541,127

The CARES Act, was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID-19 relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$35,535,941	$20,998,172
Tax credit carryforwards	263,873	263,873
Allowance for doubtful accounts	458,506	450,116
Accrued expenses and other	677,909	64,494
Liquidated damages	1,549,313	1,078,235
Unearned revenue	2,356,111	-
Stock-based compensation	2,158,080	1,055,083
Operating lease liability	691,228	223,596
Depreciation and amortization	4,341,983	3,921,952
Deferred tax assets	48,032,944	28,055,521
Valuation allowance	(29,653,417)	(3,484,746)
Total deferred tax assets	18,379,527	24,570,775
Deferred tax liabilities:
Prepaid expenses	(144,704)	(148,051)
Unearned revenue	-	(67,295)
Acquisition-related intangibles	(18,445,655)	(24,355,429)
Total deferred tax liabilities	(18,590,359)	(24,570,775)
Net deferred tax liabilities	$(210,832)	$-

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, except for deferred tax liabilities on indefinite lived intangible assets, as of December 31, 2020 and 2019.

As of December 31, 2020, the Company had federal, state, and local net operating loss carryforwards available of approximately $131.17 million, $100.61 million, and $31.15 million, respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $60.67 million do not expire (limited to 80% of taxable income in a given year) and $70.50 million will expire, if not utilized, through 2037 in various amounts. As of December 31, 2019, the Company had federal, state, and local net operating loss carryforwards available of approximately $75.00 million, $59.66 million, and $22.66 million, respectively, to offset future taxable income.

Sections 382 and 383 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an ownership change occurs. A section 382 ownership change occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of the Company’s common stock (including certain transactions involving the Company’s common stock that are outside of the Company’s control) could also result in an ownership change under section 382. If an ownership change occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses the Company can use to reduce its taxable income generally equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (subject to certain adjustments) and the long-term tax exempt interest rate for the month of the ownership change.

The Company believes that it did have a change in control under these sections in connection with its recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets. The Company completed a preliminary section 382 analysis as of December 31, 2019 and 2020 and concluded it may have experienced an ownership change as a result of certain equity offerings during the rolling three-year period of 2018 to 2020. The Company concluded that its federal net operating loss carryforwards, including any net operating loss carryforwards as a result of the mergers during 2018 and 2019, resulted in annual limitations on the overall net operating loss carryforward and that the ownership change during 2018, 2019 and 2020 would impose an annual limit on the net operating loss carryforwards and could cause federal income taxes (similar provisions apply for state and local income taxes) to be paid earlier than otherwise would be paid if such limitations were not in effect. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2020.

The provision (benefit) for income taxes on the statement of operations differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(18,694,437)	21.0%	$(12,188,924)	21.0%
State and local taxes, net of federal benefit	(5,279,879)	5.9%	(3,053,709)	5.3%
Stock-based compensation	1,768,735	(2.0)%	1,591,202	(2.7)%
Unearned revenue	(5,120,330)	5.8%	(1,969,056)	3.4%
Interest expense	1,173,535	(1.3)%	1,015,199	(1.7)%
Other differences, net	152,294	(0.2)%	199,643	(0.4)%
Valuation allowance	26,168,671	(29.4)%	(6,685,348)	11.5%
Other permanent differences	42,243	0.0%	1,549,866	(2.7)%
Tax provision (benefit) and effective income tax rate	$210,832	(0.2)%	$(19,541,127)	33.7%

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

The Company did not recognize any uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2020 and 2019. The Company files tax returns in the U.S. federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2017 forward and the California returns from 2016 forward are subject to examination. The Company currently is not under examination by any tax authority.

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

On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which it issued an aggregate of 23,100 shares of Series I Preferred Stock at a stated value of $1,000, initially convertible into 46,200,000 shares of its common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.50 per share, for aggregate gross proceeds of $23,100,000. Of the shares of Series I Preferred Stock issued, Ross Levinsohn purchased 500 shares for $500,000. B. Riley FBR, acting as placement agent for the Series I Preferred Stock financing, was paid in cash $1,386,000 for its services and reimbursed for certain legal and other costs.

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

On March 24, 2020, the Company entered into a second amended and restated note purchase agreement with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent and a purchaser, which further amended and restated the amended and restated note purchase agreement dated June 14, 2019, as amended. Pursuant to the second amended and restated note purchase agreement, the Company issued the Term Note, in the aggregate principal amount of $12,000,000 to the purchaser. Up to $8,000,000 in principal amount under the Term Note was due on March 31, 2021, with the balance thereunder due on June 14, 2022. Interest on amounts outstanding under the Term Note are payable in-kind in arrears on the last day of each fiscal quarter. On March 25, 2020, the Company drew down $6,913,865 under the Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of $793,109, and other legal fees and expenses of BRF Finance that the Company paid, it received net proceeds of approximately $6,000,000. Pursuant to Amendment 1 to the second amended and restated note purchase agreement, dated October 23, 2020, interest payable on the notes on September 30, 2020, December 31,2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments. In addition, $3,367,000, including $3,295,506 of principal amount of the Term Note and $71,494 of accrued interest, was converted into shares of Series K Preferred Stock and the maturity date of the Term Note was changed from March 31, 2021 to March 31, 2022. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. Todd Sims, one of the Company’s directors, has served as the President of BRVC, a wholly owned subsidiary of B. Riley since October 2020. B. Riley FBR and its affiliates also beneficially owns more than 10% of our common stock. B. Riley FBR and its affiliates also beneficially owns more than 10% of the Company’s common stock.

Between August 14, 2020 and August 20, 2020, the Company entered into several securities purchase agreements for the sale of Series H Preferred Stock with certain accredited investors, including, among others, Strome and Strome Alpha Fund, L.P. (“Strome Alpha”), affiliates of Mark Strome, who previously beneficially owned more than 10% of the shares of the Company’s common stock and currently beneficially owns more than 10% of the shares of Series H Preferred Stock, pursuant to which the Company issued an aggregate of 2,253 shares, at a stated value of $1,000 per share, initially convertible into 6,825,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.33 per share, for aggregate gross proceeds of $2,730,000 for working capital and general corporate purposes. B. Riley FBR, acting as a placement agent for these issuances, waived its fee for these services and was reimbursed for certain legal and other costs. On October 28, 2020, the Company entered into a mutual rescission agreement with Strome and Strome Alpha, pursuant to which the stock purchase agreements entered into by Strome and Strome Alpha between August 14, 2020 and August 20, 2020 were rescinded and deemed null and void.

On September 4, 2020, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000, initially convertible into shares of the Company’s common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $0.70 per share, for aggregate gross proceeds of $6,000,000. Of the shares of Series J Preferred Stock issued, B. Riley Securities, Inc., an affiliate of B. Riley, purchased 5,250 shares, and B&W Pension Trust, of which 180 Degree Capital Corp. is the Investment Adviser, purchased 5,250 shares. B. Riley FBR, acting as placement agent for these issuances, waived its fee for these services and was reimbursed for certain legal and other costs. Todd Sims, one of the Company’s directors, has served as the President of BRVC, a wholly-owned subsidiary of B. Riley since October 2020. B. Riley FBR and its affiliates also beneficially owns more than 10% of the Company’s common stock.

Between October 23, 2020 and November 11, 2020, the Company entered into several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Preferred Stock at a stated value of $1,000 per share, initially convertible into 45,105,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $0.40 per share, for aggregate gross proceeds of $18,042,090. B. Riley FBR, acting as a placement agent for these issuances, was paid in cash $520,500 for its services and reimbursed for certain legal and other costs. John A. Fichthorn, the Executive Chairman, served as Head of Alternative Investments for B. Riley Capital Management, a wholly owned subsidiary of B. Riley. Todd Sims, one of the Company’s directors, has served as the President of BRVC, a wholly owned subsidiary of B. Riley since October 2020. B. Riley FBR and its affiliates also beneficially owns more than 10% of the Company’s common stock.

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

Board of Directors and Finance Committee

During September 2018, John A. Fichthorn joined the Board and during November 2018 he was elected as Executive Chairman and Chairman of the Company’s Finance Committee. Until April 2020, Mr. Fichthorn served as Head of Alternative Investments for B. Riley Capital Management, which is an SEC-registered investment adviser and a wholly owned subsidiary of B. Riley. From April 2020 to November 2020, Mr. Fichthorn served as a consultant to B. Riley. Further, Mr. Fichthorn serves on our Board as a designee of the holders of our Series H Preferred Stock.

During September 2018, Todd D. Sims joined the Board and is also a member of the board of directors of B. Riley. Mr. Sims has served as the President of BRVC, a wholly owned subsidiary of B. Riley since October 2020. Prior to that, Mr. Sims served as a member of the board of directors of B. Riley from 2016 to 2020. Mr. Sims serves on the Company’s Board as a designee of B. Riley.

Since August 2018, B. Riley FBR has been instrumental in raising debt and equity capital for the Company to support its acquisitions of HubPages, Say Media, TheStreet, and the Sports Illustrated Licensing Agreement with ABG, with continued support for subsequent refinancing of debt, equity capital, and working capital purposes (see Note 27).

As of December 31, 2020, our Board was composed of seven persons – Ross Levinsohn, John Fichthorn, Peter Mills, Todd Sims, B. Rinku Sen, David Bailey, and Joshua Jacobs.

Service and Consulting Contracts

Ms. Rinku Sen joined the Board in November 2017 and has provided consulting services and operates a channel on the Company’s technology platform. During the years ended December 31, 2020 and 2019, the Company paid Ms. Sen $12,050 and $39,650, respectively, for these services.

Mr. Josh Jacobs has provided consulting services and operates a channel on the Company’s platform. During the years ended December 31, 2020, the Company paid Ms. Jacobs $120,000 for these services.

On January 1, 2019, the Company entered into an amended consulting agreement with William Sornsin, the Company’s former Chief Operating Officer, pursuant to which the Company agreed to pay a monthly fee of $10,000, plus various incentive payments for launching certain sites on the Company’s platform from January 2019 through September 2019.

On August 26, 2020, the Company entered into a consulting agreement with James C. Heckman, the Company’s former Chief Executive Officer pursuant to which the Company agreed to pay to Mr. Heckman a monthly fee of approximately $29,167 (to be increased to approximately $35,417 once the Company’s senior executive officer salaries are returned to the levels in place prior to March 2020). Mr. Heckman is also entitled to bonus payments of up to one hundred percent of the monthly fees payable in the then-current year upon satisfaction of certain performance goals. Mr. Heckman may also be awarded additional equity incentive awards. The initial term of the consulting agreement commenced on August 26, 2020 and ends on August 26, 2021, which term may be extended for an additional 12-month period unless our then-Chief Executive Officer notifies Mr. Heckman of a decision not to extend at least 90 days in advance.

On October 5, 2020, the Company entered into a separation agreement with Benjamin Joldersma, who served as the Company’s Chief Technology Officer from November 2016 through September 2020, pursuant to which the Company agreed to pay Mr. Joldersma approximately $111,000 as a severance payment, as well as any COBRA premiums.

Promissory Notes

In May 2018, the Company’s then Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand, with interest at the minimum applicable federal rate, which ranged from 2.18% to 2.38%. As of December 31, 2019, the total principal amount of advances outstanding was $319,351 (includes accrued interest of $12,574) (see Note 17). On October 31, 2020, the Company entered into an exchange agreement with Mr. Heckman pursuant to which Mr. Heckman converted the outstanding principal amount due, together with accrued but unpaid interest under the promissory notes, into 389 shares of Series H Preferred Stock (see Note 20).

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of approximately 16,802 shares of the Company’s common stock at a price of $4 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of approximately $67,207 per month (see Note 12).

26.	Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. During the years ended December 31, 2020 and 2019, the Company paid Publisher Partner guarantees of $9,391,135 and $7,111,248, respectively.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Liquidated Damages

The Company determined that it is contingently liable for certain for the Registration Rights Damages and Public Information Failure Damages (collectively the “Liquidated Damages”) covering the instruments in the table below, therefore, a contingent obligation (including interest computed at 1% per month based on the balance outstanding for each Liquidating Damages) exist as of the issuance date of these consolidated financial statements as follows:

	Series H Preferred Stock	Series J Preferred Stock	Series K Preferred Stock	Total Liquidated Damages
Registration Rights Damages	$-	$360,000	$-	$360,000
Public Information Failure Damages	7,854	360,000	1,082,520	1,450,374
Accrued interest	153	7,437	2,817	10,407
	$8,007	$727,437	$1,085,337	$1,820,781

27.	Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

2019 Equity Incentive Plan

From January 2021 through the date these consolidated financial statements were issued or were available to be issued, the Company granted common stock options, restricted stock units and restricted stock awards totaling 83,590,165 (includes 11,158,049 stock options and 26,048,781 restricted stock units issued on February 18, 2021, see below for further details) shares of the Company’s common stock, of which 83,565,415 remain outstanding as of the date these consolidated financial statements were issued or were available to be issued, to acquire shares of the Company’s common stock to officers, directors, employees and consultants.

On January 8, 2021, the Company amended certain grants of common stock options under its 2019 Plan to remove certain vesting conditions for the performance-based awards, in general, the amendment provides that:

●	the common stock options will vest with respect to one-third of the grant when the option holder completes one year of continuous service beginning on the grant date; and
●	the remaining common stock options will vest monthly over twenty-four months when the option holder completes each month of continuous service thereafter.

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

Appointments and Departures

On February 16, 2021, the Company announced the appointment of H. Robertson Barrett as the President of Maven Media Brands, LLC, a wholly owned subsidiary of Maven.

On March 9, 2021, the Company announced the appointment of Eric Semler as a director of the Company. On June 8, 2021, Mr. Semler resigned as a director of the Company.

On March 9, 2021, Josh Jacobs resigned as a director of the Company.

On June 10, 2021, David Bailey resigned as a director of the Company.

On June 11, 2021, the Company announced the appointment of Carlo Zola and Daniel Shribman as directors of the Company.

Preferred Stock

On May 4, 2021, a special committee of the Board declared a dividend of one preferred stock purchase right to be paid to the stockholders of record at the close of business on May 14, 2021 for (i) each outstanding share of the Company’s common stock and (ii) each share of the Company’s common stock issuable upon conversion of each share of the Company’s Series H Preferred Stock. Each preferred stock purchase right entitles the registered holder to purchase, subject to a rights agreement, from the Company one one-thousandth of a share of the Company’s newly created Series L Junior Participating Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), at a price of $4.00, subject to certain adjustments. The Series L Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions paid to the holders of the Company’s common stock. The Series L Preferred Stock will be entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are converted or exchanged, the Series L Preferred Stock will be entitled to receive 1,000 times the amount received per one share of the Company’s common stock.

Long-Term Debt

12% Second Amended Senior Secured Notes – On May 19, 2021, the Company entered into an amendment to second amended and restated note purchase agreement (“Amendment 2”) with BRF Finance, an affiliated entity of B. Riley, in its capacity as agent for the purchasers and as purchaser, which further amended the 12% Second Amended Senior Secured Notes, dated March 24,2020, as amended. Pursuant to Amendment 2: (i) the interest rate on the 12% Second Amended Senior Secured Notes decreased from a rate of 12% per annum to a rate of 10% per annum; (ii) the interest rate on the Term Note decreased from a rate of 15% per annum to a rate of 10% per annum; and (iii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to the securities purchase agreement (as further described below under the heading Common Stock) during the 90-day period commencing on May 20, 2021.

The balance outstanding under the 12% Second Amended Senior Secured Notes as of the date these consolidated financial statements were issued or were available to be issued was approximately $60.1 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $10.8 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.5 million.

Delayed Draw Term Note – On May 19, 2021, pursuant to Amendment 2, the interest rate on the Term Note decreased from a rate of 15% per annum to a rate of 10% per annum.

The balance outstanding under the Term Note as of the date these consolidated financial statements were issued or were available to be issued was approximately $4.6 million, which included outstanding principal of approximately $3.5 million, and payment of in-kind interest of approximately $1.1 million that the Company was permitted to add to the aggregate outstanding principal balance.

Paycheck Protection Program Loan – On June 22, 2021, the SBA has authorized full forgiveness of $5,702,725 under the PPP Loan, where the Company will not need to make any payments on the PPP Loan that JPMorgan Chase facilitates as an SBA lender. JPMorgan Chase will apply the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s PPP Loan. The requirements under this program are established by the SBA. All requests for PPP Loan forgiveness are subject to SBA eligibility.

Common Stock

On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 21,435,718 shares of its common stock, at a per share price of $0.70 for aggregate gross proceeds of approximately $15.0 million in a private placement.

On June 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 7,142,857 shares of its common stock, at a per share price of $0.70 for gross proceeds of approximately $5.0 million in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021 as referenced above. The Company intends to use the proceeds for general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements, the Company agreed to register the shares of the Company’s common stock issued in the private placements. The Company committed to file the registration statement on the earlier of: (i) in the event the Company does not obtain a waiver from the holders of the shares of the Company’s common stock that were issued upon the conversion of the Series K Preferred Stock (the “Waiver”), within ten (10) calendar days following the date the Company’s registration statement(s) on Form S-1, registering for resale shares of the Company’s common stock that were issued in connection with offerings prior to the date of the registration rights agreement (the “Prior Registration Statements”), is declared effective by the SEC; and (ii) in the event the Company does obtain the Waiver, the earliest practicable date on which the Company is permitted by the SEC guidance to file the initial registration statement following the filing of the Prior Registration Statements (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date). The registration rights agreement provides for Registration Rights Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested pursuant to the securities purchase agreements.

The security purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement at any time during the period commencing from the twelve (12) month anniversary of the date the Company becomes current in its filing obligations and ending at such time that all of the common stock may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, if the Company (i) shall fail for any reason to satisfy the current public information requirement under Rule 144(c) or (ii) has ever been an issuer described in Rule 144(i)(1)(i) or becomes an issuer in the future, and the Company shall fail to satisfy any condition set forth in Rule 144(i)(2) (a “Public Information Failure”) then, in addition to such purchaser’s other available remedies, the Company shall pay to a purchaser, in cash, as partial liquidated damages and not as a penalty, an amount in cash equal to one percent (1.0%) of the aggregate subscription amount of the purchaser’s shares then held by the purchaser on the day of a Public Information Failure and on every thirtieth (30th) day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (a) the date such Public Information Failure is cured up to a maximum of five (5) 30-day periods and (b) such time that such public information is no longer required for the purchasers to transfer the shares pursuant to Rule 144. Public Information Failure Damages shall be paid on the earlier of (i) the last day of the calendar month during which such Public Information Failure Damages are incurred and (ii) the third (3rd) business day after the event or failure giving rise to the Public Information Failure Damages is cured. In the event the Company fails to make Public Information Failure Damages in a timely manner, such Public Information Failure Damages shall bear interest at the rate of 1.0% per month (prorated for partial months) until paid in full.

Heckman Stock Option Modifications

On June 3, 2021, the Company and Mr. Heckman, the Company’s former Chief Executive Officer, entered into an amendment to certain option grants under the Company’s 2016 Plan and 2019 Plan. The amendment to the 2016 Plan options, clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option. The amendment to the 2019 Plan options, clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option. The 2019 Plan amendment also changed the vesting schedule of the option to provide for immediate vesting of 2,000,000 shares of options, with the remainder of the options being subject to performance-based vesting that is tied to the price of the Company’s common stock.

Acquisition of College Spun Media Incorporated

On June 4, 2021, the Company acquired all of the issued and outstanding shares of capital stock of College Spun Media Incorporated for an aggregate of $11.0 million in cash and the issuance of an aggregate of 4,285,714 restricted shares of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date. The cash payment consists of: (i) $10.8 million paid at closing (additional cash paid at closing of $0.8 million represents adjusted cash pursuant to the agreement), and (ii) $0.5 million to be paid on the first anniversary of the closing and $0.5 million to be paid on the second anniversary date of the closing, subject to a customary working capital adjustment based on cash and accounts receivable as of the closing date. The vesting of shares of the Company’s common stock is subject to the continued employment of certain selling employees.

