Form 10-Q
period 2021-03-31
theMaven, Inc.
filed 2021-08-16
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(212) 321-5002

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

As of August 13, 2021, the Registrant had 263,441,879 shares of common stock outstanding.

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

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Other risks are detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

This Quarterly Report is being filed for the quarter ended March 31, 2021, as a late report to comply with the reporting obligations applicable to us under the Exchange Act. Unless specifically required to provide information for the quarter ended March 31, 2021, by the rules and regulations of the SEC, the discussion of our business reflects our current assets and current operations. Where the information relates to the quarter ended March 31, 2021, we have made a reasonable effort herein to make that clear. Also, to be clear, the financial information in the condensed consolidated financial statements and footnotes accompanying this Quarterly Report and the other financial information and management’s discussion about the condensed consolidated financial statements relate to the period for the quarter ended March 31, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THEMAVEN, INC. AND SUBSIDIARIES

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,524,734	$9,033,872
Restricted cash	500,809	500,809
Accounts receivable, net	14,089,590	16,497,626
Subscription acquisition costs, current portion	31,171,595	28,146,895
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	6,422,576	4,667,263
Total current assets	71,709,304	73,846,465
Property and equipment, net	1,117,403	1,129,438
Operating lease right-of-use assets	18,108,197	18,292,196
Platform development, net	7,463,671	7,355,608
Royalty fees, net of current portion	7,500,000	11,250,000
Subscription acquisition costs, net of current portion	18,682,545	13,358,585
Acquired and other intangible assets, net	66,550,845	71,501,835
Other long-term assets	1,568,502	1,330,812
Goodwill	16,139,377	16,139,377
Total assets	$208,839,844	$214,204,316
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$10,148,600	$8,228,977
Accrued expenses and other	16,735,761	14,718,193
Line of credit	5,426,790	7,178,791
Unearned revenue	65,863,189	61,625,676
Subscription refund liability	4,772,991	4,035,531
Operating lease liabilities	1,022,294	1,059,671
Liquidated damages payable	9,822,725	9,568,091
Warrant derivative liabilities	1,812,931	1,147,895
Total current liabilities	115,605,281	107,562,825
Unearned revenue, net of current portion	28,300,040	23,498,597
Restricted stock liabilities, net of current portion	1,519,156	1,995,810
Operating lease liabilities, net of current portion	19,680,225	19,886,083
Other long-term liabilities	597,678	753,365
Deferred tax liabilities	210,832	210,832
Long-term debt	64,754,198	62,194,272
Total liabilities	230,667,410	216,101,784
Commitments and contingencies (Note 12)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at March 31, 2021 and December 31, 2020	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $19,597,000; Series H shares issued and outstanding: 19,597; common shares issuable upon conversion: 59,384,849 at March 31, 2021 and December 31, 2020	18,247,496	18,247,496
Total mezzanine equity	18,415,992	18,415,992
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 230,326,425 and 229,085,167 shares at March 31, 2021 and December 31, 2020, respectively	2,303,264	2,290,851
Common stock to be issued	10,809	10,809
Additional paid-in capital	145,178,960	139,658,166
Accumulated deficit	(187,736,591)	(162,273,286)
Total stockholders’ deficiency	(40,243,558)	(20,313,460)
Total liabilities, mezzanine equity and stockholders’ deficiency	$208,839,844	$214,204,316

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$33,615,481	$30,412,853
Cost of revenue (includes amortization of developed technology and platform development for 2021 and 2020 of $2,166,415 and $2,040,129, respectively)	28,208,372	26,738,833
Gross profit	5,407,109	3,674,020
Operating expenses
Selling and marketing	17,528,709	9,359,938
General and administrative	5,638,830	10,410,205
Depreciation and amortization	3,963,234	4,096,680
Total operating expenses	27,130,773	23,866,823
Loss from operations	(21,723,664)	(20,192,803)
Other (expense) income
Change in valuation of warrant derivative liabilities	(665,036)	139,219
Change in valuation of embedded derivative liabilities	-	1,621,000
Interest expense	(2,819,971)	(3,799,728)
Interest income	-	1,743
Liquidated damages	(254,634)	(546,055)
Other	-	-
Total other expense	(3,739,641)	(2,583,821)
Loss before income taxes	(25,463,305)	(22,776,624)
Income taxes	-	-
Net loss	$(25,463,305)	$(22,776,624)
Basic and diluted net loss per common share	$(0.11)	$(0.59)
Weighted average number of common shares outstanding – basic and diluted	230,033,140	38,643,277

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2021	229,085,167	$2,290,851	1,080,930	$10,809	$139,658,166	$(162,273,286)	$(20,313,460)
Issuance of restricted stock awards to the board of directors	805,165	8,052	-	-	(8,052)	-	-
Repurchase restricted stock classified as liabilities	(133,068)	(1,331)	-	-	1,331	-	-
Issuance of common stock for restricted stock units in connection with the acquisition of LiftIgniter	256,661	2,567	-	-	(2,567)	-	-
Issuance of common stock in connection with professional services	312,500	3,125	-	-	121,875	-	125,000
Stock-based compensation	-	-	-	-	5,408,207	-	5,408,207
Net loss	-	-	-	-	-	(25,463,305)	(25,463,305)
Balance at March 31, 2021	230,326,425	$2,303,264	1,080,930	$10,809	$145,178,960	$(187,736,591)	$(40,243,558)

Three Months Ended March 31, 2020

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2020	37,119,117	$371,190	3,938,287	$39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Common stock withheld for taxes	(206,881)	(2,069)	-	-	(167,412)	-	(169,481)
Stock-based compensation	-	-	-	-	3,930,172	-	3,930,172
Net loss	-	-	-	-	-	(22,776,624)	(22,776,624)
Balance at March 31, 2020	37,474,736	$374,746	3,938,287	$39,383	$39,819,901	$(95,817,947)	$(55,583,917)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(25,463,305)	$(22,776,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	109,814	183,261
Amortization of platform development and intangible assets	6,019,835	5,953,548
Amortization of debt discounts	694,236	1,570,853
Change in valuation of warrant derivative liabilities	665,036	(139,219)
Change in valuation of embedded derivative liabilities	-	(1,621,000)
Accrued interest	1,865,690	2,046,893
Liquidated damages	254,634	546,055
Stock-based compensation	5,099,012	3,560,120
Other	(508,665)	(213,982)
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	2,916,701	621,643
Subscription acquisition costs	(8,348,660)	(3,104,468)
Royalty fees	3,750,000	3,750,000
Prepayments and other current assets	(1,630,313)	(623,057)
Other long-term assets	(237,690)	(365,481)
Accounts payable	1,919,623	2,547,552
Accrued expenses and other	1,821,317	(3,730,191)
Unearned revenue	9,038,956	1,337,842
Subscription refund liability	737,460	(96,241)
Operating lease liabilities	(214,923)	398,843
Net cash used in operating activities	(1,511,242)	(10,153,653)
Cash flows from investing activities
Purchases of property and equipment	(97,779)	(859,079)
Capitalized platform development	(867,713)	(853,926)
Payments for acquisition of business	-	(315,289)
Net cash used in investing activities	(965,492)	(2,028,294)
Cash flows from financing activities
Proceeds from delayed draw term note	-	6,000,000
Borrowings (repayments) under line of credit	(1,752,001)	5,415,914
Payment for taxes related to repurchase of restricted common stock	-	(169,481)
Payment of restricted stock liabilities	(280,403)	-
Net cash provided by (used for) financing activities	(2,032,404)	11,246,433
Net decrease in cash, cash equivalents, and restricted cash	(4,509,138)	(935,514)
Cash, cash equivalents, and restricted cash – beginning of period	9,534,681	9,473,090
Cash, cash equivalents, and restricted cash – end of period	$5,025,543	$8,537,576
Supplemental disclosure of cash flow information
Cash paid for interest	$260,045	$181,982
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$309,195	$370,052
Issuance of common stock in connection with professional services	125,000	-
Debt discount on delayed draw term note	-	913,865
Restricted stock units issued in connection with acquisition of LiftIgniter	-	500,000
Assumption of liabilities in connection with acquisition of LiftIgniter	-	140,381

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in Maven’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2020, filed with the SEC on August 16, 2021.

The condensed consolidated financial statements as of December 31, 2020, and for the three months ended March 31, 2021 and 2020, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s impact during the first quarter of 2021 by the novel coronavirus (“COVID-19”) pandemic has been to a lesser extent than in 2020. Beginning in 2021, restrictions on non-essential work activity have begun to lift and sporting and other events have begun to be held, with attendance closer to pre-pandemic levels, which has resulted in an increase in traffic and advertising revenue. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels, however, such growth depends on future developments, including the duration and spread of the COVID-19 pandemic, whether related group gathering and sports event advisories and restrictions will be put in place again, and the extent and effectiveness of containment and other actions taken, including the percentage of the population that receives COVID-19 vaccinations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2020 presentation.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. On January 1, 2021, the Company adopted ASU 2019-12 with no material impact to its condensed consolidated financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted EPS computation for these instruments. On January 1, 2021, the Company adopted ASU 2020-06 with no material impact to its condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20 – Receivables – Nonrefundable Fees and Other Costs, which clarifies that a reporting entity should assess whether a callable debt security purchased at a premium is within the scope of ASC 310-20-35-33 each reporting period, which impacts the amortization period for nonrefundable fees and other costs. On January 1, 2021, the Company adopted ASU 2020-08 with no material impact to its condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. On January 1, 2021, the Company adopted ASU 2020-10 with no material impact to its condensed consolidated financial statements.

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock awards are considered outstanding but is included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. All restricted stock units are included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. Contingently issuable shares are included in basic loss per common share only when there are no circumstances under which those shares would not be issued. Diluted loss per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net income loss per common share, as their effect would have been anti-dilutive.

	As of March 31,
	2021	2020
Series G convertible preferred stock	188,791	188,791
Series H Preferred Stock	59,384,849	58,787,879
Series I Preferred Stock	-	46,200,000
Series J Preferred Stock	-	28,571,428
Indemnity shares of common stock	-	412,500
Restricted Stock Awards	316,667	1,991,665
Financing Warrants	2,882,055	2,882,055
ABG Warrants	21,989,844	21,989,844
AllHipHop warrants	125,000	-
Publisher Partner Warrants	789,541	939,540
Restricted Stock Units	-	2,399,997
Common Stock Awards	7,078,723	8,063,811
Common Equity Awards	157,945,671	77,106,507
Outside Options	3,050,000	3,730,667
Total	253,751,141	253,264,684

2.	Acquisition

On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., dba LiftIgniter, a Delaware corporation (“LiftIgniter”), where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: (1) a cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) at closing, a cash payment of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing, the issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock (of which 256,661 shares of the Company’s common stock were issued during the three months ended March 31, 2021 and 55,839 are to be issued), and (5) on the second anniversary date of the closing, the issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock.

The composition of the purchase price is as follows:

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

The useful life for the developed technology is three years (3.0 years).

3.	Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of March 31, 2021 and December 31, 2020 was $718,912 and $892,352, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of March 31, 2021 and December 31, 2020 was $31,171,595 and $28,146,895, respectively. The noncurrent portion of the subscription acquisition costs as of March 31, 2021 and December 31, 2020 was $18,682,545 and $13,358,585, respectively.

Certain contract amendments resulted in a modification to the subscription acquisition costs that will be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized (further details are provided under the heading Contract Balances in Note 11).

Property and Equipment – Property and equipment are summarized as follows:

	As of
	March 31, 2021	December 31, 2020
Office equipment and computers	$1,439,071	$1,341,292
Furniture and fixtures	19,997	19,997
Leasehold improvements	345,516	345,516
	1,804,584	1,706,805
Less accumulated depreciation and amortization	(687,181)	(577,367)
Net property and equipment	$1,117,403	$1,129,438

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $109,814 and $638,796, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2021	December 31, 2020
Platform development	$17,204,336	$16,027,428
Less accumulated amortization	(9,740,665)	(8,671,820)
Net platform development	$7,463,671	$7,355,608

A summary of platform development activity for the three months ended March 31, 2021 and year ended December 31, 2020 is as follows:

	As of
	March 31, 2021	December 31, 2020
Platform development beginning of period	$16,027,428	$10,678,692
Payroll-based costs capitalized during the period	867,713	3,750,541
Total capitalized costs	16,895,141	14,429,233
Stock-based compensation	309,195	1,608,995
Dispositions	-	(10,800)
Platform development end of period	$17,204,336	$16,027,428

Amortization expense for the three months ended March 31, 2021 and 2020, was $1,068,845 and $920,824, respectively.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2021			As of December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,070,857	$(9,381,310)	$9,689,547	$19,070,857	$(8,283,740)	$10,787,117
Noncompete agreement	480,000	(480,000)	-	480,000	(480,000)	-
Trade name	3,328,000	(572,992)	2,755,008	3,328,000	(503,342)	2,824,658
Subscriber relationships	73,458,799	(21,734,342)	51,724,457	73,458,799	(18,105,041)	55,353,758
Advertiser relationships	2,240,000	(391,984)	1,848,016	2,240,000	(332,515)	1,907,485
Database	1,140,000	(626,183)	513,817	1,140,000	(531,183)	608,817
Subtotal amortizable intangible assets	99,717,656	(33,186,811)	66,530,845	99,717,656	(28,235,821)	71,481,835
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$99,737,656	$(33,186,811)	$66,550,845	$99,737,656	$(28,235,821)	$71,501,835

Amortization expense for the three months ended March 31, 2021 and 2020 was $4,950,990 and $5,032,724, respectively. No impairment charges have been recorded during for the three months ended March 31, 2021 and 2020.

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

The table below presents supplemental information related to operating leases:

Three Months Ended March 31, 2021
Operating cash flows for operating leases	$968,473
Noncash lease liabilities arising from obtaining operating leased assets during the period	$-
Weighted-average remaining lease term	11.02
Weighted-average discount rate	13.58%

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

Operating lease costs recognized for the three months ended March 31, 2021 and 2020 were $908,465 and $1,037,904, respectively.

Maturities of operating lease liabilities as of March 31, 2021 are summarized as follows:

Years Ending December 31,
2021 (remaining nine months of the year)	$2,836,380
2022	3,525,158
2023	3,528,696
2024	3,526,406
2025	3,740,591
Thereafter	23,822,981
Minimum lease payments	40,980,212
Less imputed interest	(20,277,693)
Present value of operating lease liabilities	$20,702,519
Current portion of operating lease liabilities	$1,022,294
Long-term portion of operating lease liabilities	19,680,225
Total operating lease liabilities	$20,702,519

5.	Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of March 31, 2021 and December 31, 2020 was $5,426,790 and $7,178,791, respectively. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $6,500,000.

6.	Restricted Stock Liabilities

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with a previous merger. Pursuant to the amendment, the Company committed to repurchase 1,064,549 vested restricted stock awards as of December 31, 2020 at a price of $4.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning January 4, 2021, subject to certain conditions.

The following table presents the components of the restricted stock liabilities as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Restricted stock liabilities recorded upon modification of the restricted stock awards and units (1,064,549 restricted stock to be purchased at $4.00 per share)	$4,258,196	$4,258,196
Less imputed interest	(457,461)	(457,462)
Present value of restricted stock liabilities	3,800,735	3,800,734
Less payments (excluding imputed interest)	(457,829)	(177,425)
Restricted stock liabilities	$3,342,906	$3,623,309
Current portion of restricted stock liabilities	$1,823,750	$1,627,499
Long-term portion of restricted stock liabilities	1,519,156	1,995,810
Total restricted stock liabilities	$3,342,906	$3,623,309

7.	Fair Value Measurements

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

The Company accounts for certain warrants (as described under the heading Common Stock Warrants in Note 9) as derivative liabilities, which requires the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end. The Company accounted for the embedded conversion features of the 12% senior convertible debentures (the “12% Convertible Debentures”) as derivative liabilities, which required the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end. As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures since certain holders converted the debt into shares of the Company’s common stock and certain holders were paid in cash.

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

Warrant Derivative Liabilities

The following table presents the assumptions used for the warrant derivative liabilities under the Black-Scholes option-pricing model:

	As of March 31, 2021		As of December 31, 2020
	Strome Warrants	B. Riley Warrants	Strome Warrants	B. Riley Warrants
Expected life	2.21	4.55	2.45	4.79
Risk-free interest rate	0.16%	0.92%	0.13%	0.36%
Volatility factor	150.37%	151.48%	150.55%	140.95%
Dividend rate	0%	0%	0%	0%
Transaction date closing market price	$0.91	$0.91	$0.60	$0.60
Exercise price	$0.50	$1.00	$0.50	$1.00

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy:

	As of and for the Three Months Ended March 31, 2021			As of and for the Three Months Ended March 31, 2020
	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period
Strome Warrants	$704,707	$398,861	$1,103,568	$1,036,687	$(110,081)	$926,606
B. Riley Warrants	443,188	266,175	709,363	607,513	(29,138)	578,375
Total	$1,147,895	$665,036	$1,812,931	$1,644,200	$(139,219)	$1,504,981

For the three months ended March 31, 2021 and 2020, the change in valuation of warrant derivative liabilities recognized as other income (expense) on the condensed consolidated statement of operations, as described in the above table, was ($665,036) and $139,219, respectively.

Embedded Derivative Liabilities

For the three months ended March 30, 2020, the change in valuation of embedded derivative liabilities recognized as other income on the condensed consolidated statements of operations was $1,621,000.

8.	Long-term Debt

12% Second Amended Senior Secured Notes

Below is a summary of the various amended and restated notes, as well as various amendments thereto, to the 12% senior secured note that was originally issued on June 10, 2019, for gross proceeds of $20,000,000. The transactions leading up to the 12% second amended and restated note that is outstanding as of March 31, 2021 consisted of:

●	Amended and restated note issued on June 14, 2019, where the Company received gross proceeds of $48,000,000, together with the $20,000,000 gross proceeds received on June 10, 2019 for total gross proceeds of $68,000,000, due June 14, 2022;

●	First amendment to the amended and restated note issued on August 27, 2019, where the Company received gross proceeds of $3,000,000;

●	Second amendment to the amended and restated note issued on February 27, 2020, where the Company issued a $3,000,000 letter of credit to the Company’s landlord for leased premises; and

●	Second amended and restated note issued on March 24, 2020, where the Company was permitted to enter into a 15.0% delayed draw term note, in the aggregate principal amount of $12,000,000.

●	First amendment to second amended and restated note issued on March 24, 2020 was entered into on October 23, 2020 (“Amendment 1”), where the maturity date was changed to December 31, 2022, subject to certain acceleration conditions and interest payable on the notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K convertible preferred stock (the “Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments.

Collectively the amended and restated notes and amendments thereto and the second amended and restated notes and Amendment 1 thereto are referred to as the “12% Second Amended Senior Secured Notes,” with all borrowings collateralized by substantially all assets of the Company.

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

On October 23, 2020, pursuant to the terms of Amendment 1, the maturity date of the Delayed Draw Term Note was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that the holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion of the Delayed Draw Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of the Company’s common stock at the price the Company last sold shares of the Company’s common stock.

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “Paycheck Protection Program Loan”). The Company received total proceeds of $5,702,725 under the Paycheck Protection Program Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the Paycheck Protection Program Loan primarily for payroll costs. The Paycheck Protection Program Loan was scheduled to mature on April 6, 2022, with a 0.98% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The Paycheck Protection Program Loan was fully forgiven on June 22, 2021.

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Long-term Debt in Note 13.

The following table summarizes the long-term debt:

	As of March 31, 2021			As of December 31, 2020
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Second Amended Senior Secured Note, as amended, due on December 31, 2022	$57,984,974	$(3,356,743)	$54,628,231	$56,296,091	$(3,739,690)	$52,556,401
Delayed Draw Term Note, as amended, due on March 31, 2022	4,457,153	(47,883)	4,409,270	4,294,318	(359,172)	3,935,146
Paycheck Protection Program Loan, scheduled to mature April 6, 2022, however, fully forgiven on June 22, 2021	5,716,697	-	5,716,697	5,702,725	-	5,702,725
Total	$68,158,824	$(3,404,626)	$64,754,198	$66,293,134	$(4,098,862)	$62,194,272

9.	Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), L2 Capital, LLC (the “L2 Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of March 31, 2021 are summarized as follows:

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

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of March 31, 2021 was $847,518, based on a fair market value of the Company’s common stock of $0.91 per share on March 31, 2021.

10.	Compensation Plans

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units (collectively referred to as the “Restricted Stock Awards”), (b) stock option grants to employees, directors and consultants (referred to as the “Common Stock Awards”) (c) stock option awards, restricted stock awards, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants (collectively the “Common Equity Awards”), (d) stock option awards outside of the 2016 Stock Incentive Plan and 2019 Equity Incentive Plan to certain officers, directors and employees (referred to as the “Outside Options”), (e) common stock warrants to the Company’s publisher partners (referred to as the “Publisher Partner Warrants”), and (f) common stock warrants to ABG-SI, LLC (referred to as the “ABG Warrants”).

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months ended March 31, 2021 and 2020 are summarized as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Three Months Ended March 31, 2021
Cost of revenue	$24,460	$127,063	$1,290,374	$2,041	$-	$-	$1,443,938
Selling and marketing	-	5,038	971,513	74,806	-	-	1,051,357
General and administrative	3,445	117,327	2,126,615	-	-	356,330	2,603,717
Total costs charged to operations	27,905	249,428	4,388,502	76,847	-	356,330	5,099,012
Capitalized platform development	4,823	2,720	300,034	1,618	-	-	309,195
Total stock-based compensation	$32,728	$252,148	$4,688,536	$78,465	$-	$356,330	$5,408,207

During the Three Months Ended March 31, 2020
Cost of revenue	$37,576	$69,796	$1,009,592	$1,206	$8,039	$-	$1,126,209
Selling and marketing	299,215	35,728	678,279	55,378	-	-	1,068,600
General and administrative	22,920	171,672	755,247	55,183	-	360,289	1,365,311
Total costs charged to operations	359,711	277,196	2,443,118	111,767	8,039	360,289	3,560,120
Capitalized platform development	70,283	41,157	256,001	2,611	-	-	370,052
Total stock-based compensation	$429,994	318,353	$2,699,119	$114,378	$8,039	$360,289	$3,930,172

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2021 was as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Unrecognized compensation expense	$48,891	$226,834	$67,977,275	$292,584	$-	$2,857,773	$71,403,357
Expected weighted-average period expected to be recognized (in years)	0.70	0.44	2.46	0.94	-	2.13	2.43

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Compensation Plans in Note 13.

11.	Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	As of March 31,
	2021	2020
Revenue by product line:
Advertising	$11,074,425	$11,837,984
Digital subscriptions	7,084,481	5,537,247
Magazine circulation	14,710,023	12,537,532
Other	746,552	500,090
Total	$33,615,481	$30,412,853
Revenue by geographical market:
United States	$32,528,417	$29,282,130
Other	1,087,064	1,130,723
Total	$33,615,481	$30,412,853
Revenue by timing of recognition:
At point in time	$26,531,000	$24,875,606
Over time	7,084,481	5,537,247
Total	$33,615,481	$30,412,853

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

The following table provides information about contract balances:

	As of
	March 31, 2021	December 31, 2020
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$16,815,476	$15,039,331
Magazine circulation	49,047,713	46,586,345
	$65,863,189	$61,625,676
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$802,124	$593,136
Magazine circulation	27,297,916	22,712,961
Other	200,000	192,500
	$28,300,040	$23,498,597

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and magazine circulation revenue of $22,071,978 was recognized during the three months ended March 31, 2021 from unearned revenue at the beginning of the year.

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

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. For the three months ended March 31, 2021 and 2020, the Company recognized publisher partner guarantees of $1,763,357 and $2,374,087, respectively.

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

Liquidated Damages

The following table summarizes the contingent obligations with respect to the liquidated damages as of the date these condensed consolidated financial statements were issued or were available to be issued:

	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
Series H Preferred Stock	$-	$5,236	$93,575	$98,811
12% Convertible Debentures	-	-	36,320	36,320
Series I Preferred Stock	-	-	111,184	111,184
Series J Preferred Stock	240,000	240,000	108,059	588,059
Series K Preferred Stock	-	661,680	11,221	672,901
Total	$240,000	$906,916	$360,359	$1,507,275

13.	Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Compensation Plans

From April 2021 through the date these condensed consolidated financial statements were issued or were available to be issued, the Company granted common stock options, restricted stock units and restricted stock awards totaling 6,153,053, all of which remain outstanding.

Long-term Debt

12% Second Amended Senior Secured Notes – On May 19, 2021, the Company entered into an amendment to the second amended and restated note purchase agreement (“Amendment 2”) with BRF Finance Co., LLC, an affiliated entity of B. Riley Financial, Inc., in its capacity as agent for the purchasers and as purchaser, which further amended the 12% Second Amended Senior Secured Notes, dated March 24, 2020, as amended. Pursuant to Amendment 2: (i) the interest rate on the 12% Second Amended Senior Secured Notes decreased from a rate of 12% per annum to a rate of 10% per annum; and (ii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to the securities purchase agreement (as further described below under the heading Common Stock) during the 90-day period commencing on May 20, 2021.

The balance outstanding under the 12% Second Amended Senior Secured Notes as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $60.1 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $10.8 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.5 million.

Delayed Draw Term Note – On May 19, 2021, pursuant to Amendment 2, the interest rate on the Delayed Draw Term Note decreased from a rate of 15% per annum to a rate of 10% per annum.

The balance outstanding under the Delayed Draw Term Note as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $4.6 million, which included outstanding principal of approximately $3.5 million, and payment of in-kind interest of approximately $1.1 million that the Company was permitted to add to the aggregate outstanding principal balance.

Paycheck Protection Program Loan – On June 22, 2021, the SBA authorized full forgiveness of $5,702,725 under the Paycheck Protection Program Loan; thus the Company will not need to make any payments on the Paycheck Protection Program Loan that JPMorgan Chase facilitates as an SBA lender. JPMorgan Chase will apply the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s Paycheck Protection Program Loan. The requirements under this program are established by the SBA. All requests for Paycheck Protection Program Loan forgiveness are subject to SBA eligibility.

Preferred Stock

On May 4, 2021, a special committee of the Board declared a dividend of one preferred stock purchase right to be paid to the stockholders of record at the close of business on May 14, 2021 for (i) each outstanding share of the Company’s common stock and (ii) each share of the Company’s common stock issuable upon conversion of each share of the Company’s Series H convertible preferred stock (the “Series H Preferred Stock”). Each preferred stock purchase right entitles the registered holder to purchase, subject to a rights agreement, from the Company one one-thousandth of a share of the Company’s newly created Series L Junior Participating Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), at a price of $4.00, subject to certain adjustments. The Series L Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions paid to the holders of the Company’s common stock. The Series L Preferred Stock will be entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are converted or exchanged, the Series L Preferred Stock will be entitled to receive 1,000 times the amount received per one share of the Company’s common stock.

Common Stock

On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 21,435,718 shares of its common stock, at a per share price of $0.70 for aggregate gross proceeds of approximately $15.0 million in a private placement. On June 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 7,142,857 shares of its common stock, at a per share price of $0.70 for gross proceeds of approximately $5.0 million in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021 as referenced above. The Company intends to use the proceeds for general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements, the Company agreed to register the shares of the Company’s common stock issued in the private placements. The Company committed to file the registration statement on the earlier of: (i) in the event the Company does not obtain a waiver from the holders of the shares of the Company’s common stock that were issued upon the conversion of the Series K Preferred Stock (the “Waiver”), within ten (10) calendar days following the date the Company’s registration statement(s) on Form S-1, registering for resale shares of the Company’s common stock that were issued in connection with offerings prior to the date of the registration rights agreement (the “Prior Registration Statements”), is declared effective by the SEC; and (ii) in the event the Company does obtain the Waiver, the earliest practicable date on which the Company is permitted by the SEC guidance to file the initial registration statement following the filing of the Prior Registration Statements (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date). The registration rights agreement provides for Registration Rights Damages upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested pursuant to the securities purchase agreements.

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement at any time during the period commencing from the twelve (12) month anniversary of the date the Company becomes current in its filing obligations and ending at such time that all of the common stock may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, if the Company (i) shall fail for any reason to satisfy the current public information requirement under Rule 144(c) or (ii) has ever been an issuer described in Rule 144(i)(1)(i) or becomes an issuer in the future, and the Company shall fail to satisfy any condition set forth in Rule 144(i)(2) (a “Public Information Failure”) then, in addition to such purchaser’s other available remedies, the Company shall pay to a purchaser, in cash, as partial liquidated damages and not as a penalty, an amount in cash equal to one percent (1.0%) of the aggregate subscription amount of the purchaser’s shares then held by the purchaser on the day of a Public Information Failure and on every thirtieth (30th) day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (a) the date such Public Information Failure is cured up to a maximum of five (5) 30-day periods and (b) such time that such public information is no longer required for the purchasers to transfer the shares pursuant to Rule 144. Public Information Failure Damages shall be paid on the earlier of (i) the last day of the calendar month during which such Public Information Failure Damages are incurred and (ii) the third (3rd) business day after the event or failure giving rise to the Public Information Failure Damages is cured. In the event the Company fails to make Public Information Failure Damages in a timely manner, such Public Information Failure Damages shall bear interest at the rate of 1.0% per month (prorated for partial months) until paid in full.

Heckman Stock Option Modifications

On June 3, 2021, the Company and Mr. Heckman, the Company’s former Chief Executive Officer, entered into an amendment to certain option grants under the Company’s 2016 Plan and 2019 Plan. The amendment to the 2016 Plan options, clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option. The amendment to the 2019 Plan options, clarifies that the option qualifies as a non-statutory stock option and that it remains exercisable for the remainder of the term of the option. The 2019 Plan amendment also changed the vesting schedule of the option to provide for immediate vesting of 2,000,000 shares of options, with the remainder of the options being subject to performance-based vesting that is tied to the price of the Company’s common stock.

Acquisition of College Spun Media Incorporated

On June 4, 2021, the Company acquired all of the issued and outstanding shares of capital stock of College Spun Media Incorporated for an aggregate of $11.0 million in cash and the issuance of an aggregate of 4,285,714 restricted shares of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date. The cash payment consists of: (i) $10.8 million paid at closing (additional cash paid at closing of $0.8 million represents adjusted cash pursuant to the agreement), and (ii) $0.5 million to be paid on the first anniversary of the closing and $0.5 million to be paid on the second anniversary date of the closing, subject to a customary working capital adjustment based on cash and accounts receivable as of the closing date. The vesting of shares of the Company’s common stock is subject to the continued employment of certain selling employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 16, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate a significant portion of the media businesses for Sports Illustrated (“Sports Illustrated”), own and operate TheStreet, Inc. (the “TheStreet”), and power more than 250 independent brands. The Maven technology platform (the “Maven Platform”) provides digital publishing, distribution, and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a coalition of independent, professionally managed, online media publishers (each a “Publisher Partner”). Each Publisher Partner joins the media-coalition by invitation-only and is drawn from premium media brands and independent publishing businesses. Publisher Partners publish content and oversee an online community for their respective sites, leveraging our proprietary technology platform to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. When they join, we believe Publisher Partners will benefit from the proprietary technology of the Maven Platform, techniques and relationships. Advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities. By adding premium content brands, we will further expand the scale of the Maven Platform, improve monetization effectiveness in both advertising and subscription revenues, and enhance the attractiveness to consumers and advertisers.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity consisted of cash of approximately $4.5 million. As of the issuance date of our accompanying condensed consolidated financial statements for the three months ended March 31, 2021, we had also raised funds from the issuance of common stock of approximately $20.0 million, in addition to the use of additional proceeds from our working capital facility with FastPay, all of which are discussed in greater detail below in the section entitled “Future Liquidity.”

During the three months ended March 31, 2021, we continued to be focused on growing our existing operations and seeking accretive and complementary strategic acquisitions as part of our growth strategy. We believed, that with additional sources of liquidity and the ability to raise additional capital or incur additional indebtedness to supplement our then internal projections, we would be able to execute our growth plan and finance our working capital requirements.

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of March 31, 2021and December 31, 2020 was as follows:

	As of
	March 31, 2021	December 31, 2020
Current assets	$71,709,304	$73,846,465
Current liabilities	(115,605,281)	(107,562,825)
Working capital deficit	(43,895,977)	(33,716,360)

As of March 31, 2021, we had a working capital deficit of approximately $43.9 million, as compared to approximately $33.7 million as of December 31, 2020, consisting of approximately $71.7 million in total current assets and approximately $115.6 million in total current liabilities. Included in current assets as of March 31, 2021 was approximately $0.5 million of restricted cash. Also included in our working capital deficit are non-cash current liabilities, consisting of approximately $1.8 million of warrant derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $42.6 million.

Our cash flows during the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,511,242)	$(10,153,653)
Net cash used in investing activities	(965,492)	(2,028,294)
Net cash (used in) provided by financing activities	(2,032,404)	11,246,433
Net decrease in cash, cash equivalents, and restricted cash	$(4,509,138)	$(935,514)
Cash, cash equivalents, and restricted cash, end of period	$5,025,543	$8,537,576

For the three months ended March 31, 2021, net cash used in operating activities was approximately $1.5 million, consisting primarily of: approximately $38.0 million of cash received from customers (including payments received in advance of performance obligations); less (i) approximately $39.2 million of cash paid (a) to employees, Publisher Partners, expert contributors, suppliers, and vendors, and (b) for revenue share arrangements and professional services; and (ii) approximately $0.3 million of cash paid for interest; as compared to the year ended March 31, 2020, where net cash used in operating activities was approximately $10.2 million, consisting primarily of: approximately $29.2 million of cash received from customers (including payments received in advance of performance obligations); less (y) approximately $39.1 million of cash paid (a) to employees, Publisher Partners, suppliers, and vendors, and (b) for revenue share arrangements, advance of royalty fees and professional services; and (z) approximately $0.2 million of cash paid for interest.

For the three months ended March 31, 2021, net cash used in investing activities was approximately $1.0 million, consisting primarily of: (i) approximately $0.1 million for property and equipment; and (ii) approximately $0.9 million for capitalized costs for our Maven Platform; as compared to the three months ended March 31, 2020, where net cash used in investing activities was approximately $2.0 million consisting primarily of: (x) approximately $0.3 million for the acquisition of a business; (y) approximately $0.9 million for property and equipment; and (z) approximately $0.9 million for capitalized costs for our Maven Platform.

For the three months ended March 31, 2021, net cash used by financing activities was approximately $2.0 million, consisting primarily of: (i) approximately $1.8 million from repayment under our line of credit; and (ii) approximately $0.3 million in payments of restricted stock liabilities; as compared to the three months ended March 31, 2020, where net cash provided by financing activities was approximately $11.2 million, consisting primarily of: (x) approximately $6.0 million in net proceeds from the Delayed Draw Term Note; (y) approximately $5.4 million from borrowing under our line of credit; and less (z) approximately $0.2 million in payments for tax withholdings on the net settlement of share awards.

Future Liquidity

From April 1, 2021 to the issuance date of our accompanying consolidated financial statements for the three months ended March 31, 2021, we continued to incur operating losses and negative cash flow from operating and investing activities. We raised approximately $20.0 million in net proceeds during May 2021 pursuant to the sale and issuances of shares of our common stock in a private placement offering. Our cash balance as of the date our accompanying consolidated financial statements for the three months ended March 31, 2021 were issued or were available to be issued was approximately $6.8 million.

Results of Operations

Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$33,615,481	$30,412,853	$3,202,628	10.5%
Cost of revenue	28,208,372	26,738,833	1,469,539	5.5%
Gross profit	5,407,109	3,674,020	1,733,089	47.2%
Operating expenses
Selling and marketing	17,528,709	9,359,938	8,168,771	87.3%
General and administrative	5,638,830	10,410,205	(4,771,375)	-45.8%
Depreciation and amortization	3,963,234	4,096,680	(133,446)	-3.3%
Total operating expenses	27,130,773	23,866,823	3,263,950	13.7%
Loss from operations	(21,723,664)	(20,192,803)	(1,530,861)	7.6%
Total other (expense)	(3,739,641)	(2,583,821)	(1,155,820)	44.7%
Loss before income taxes	(25,463,305)	(22,776,624)	(2,686,681)	11.8%
Income taxes	-	-	-	0.0%
Net loss	$(25,463,305)	$(22,776,624)	$(2,686,681)	11.8%
Basic and diluted net loss per common share	$(0.11)	$(0.59)	$0.48	-81.4%
Weighted average number of common shares outstanding – basic and diluted	230,033,140	38,643,277	191,122,262	495.3%

For the three months ended March 31, 2021, the total net loss was approximately $25.5 million. The total net loss increased by approximately $2.7 million as compared to the three months ended March 31, 2020, which had a net loss of approximately $22.8 million. The primary reasons for the increase in the total net loss is that our operations continued to expand during the three months ended March 31, 2021. The basic and diluted net loss per common share for the three months ended March 31, 2021 of $0.11 decreased from $0.59 for the three months ended March 31, 2020, primarily because of our net loss per common share decreased along with the increase of the daily weighted average shares outstanding to 230,033,140 shares from 38,643,277 shares.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we would consider also acquiring related online media, publishing and technology businesses by merger or acquisition transactions. This combined growth strategy expanded the scale of unique users interacting on our Maven Platform with increased revenues during the three months ended March 31, 2021. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31,				2021 versus 2020
	2021		2020		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$33,615,481	100.0%	$30,412,853	100.0%	$3,202,628	10.5%
Cost of revenue	28,208,372	83.9%	26,738,833	87.9%	1,469,539	5.5%
Gross profit	$5,407,109	16.1%	$3,674,020	12.1%	$1,733,089	47.2%

For the three months ended March 31, 2021 we had revenue of approximately $33.6 million, as compared to revenue of approximately $30.4 million for the three months ended March 31, 2020.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended March 31,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$11,074,425	32.9%	$11,837,984	38.9%	$(763,559)	-2.5%
Digital subscriptions	7,084,481	21.1%	5,537,247	18.2%	1,547,234	5.1%
Magazine circulation	14,710,023	43.8%	12,537,532	41.2%	2,172,491	7.1%
Other	746,552	2.2%	500,090	1.6%	246,462	0.8%
Total revenue	$33,615,481	100.0%	$30,412,853	100.0%	$3,202,628	10.5%

For the three months ended March 31, 2021, the primary sources of revenue were as follows: (i) advertising of approximately $11.1 million; (ii) digital subscriptions of approximately $7.1 million; (iii) magazine circulation of approximately $14.7 million; and (iv) approximately $0.8 million from other revenue. Our advertising revenue decreased by approximately $0.8 million in the three months ended March 31, 2021 due to decreased revenue in our legacy business. Our digital subscriptions increased by approximately $1.5 million in the three months ended March 31, 2021 due to additional revenue of approximately $2.5 million generated by TheStreet offset by approximately $1.0 million decrease in our Sports Illustrated media business. Our magazine circulation increased by approximately $2.2 million in the three months ended March 31, 2021 generated by our Sports Illustrated media business. Our other revenue increased by approximately $0.2 million in the three months ended March 31, 2021 due to additional revenue of approximately $0.1 million generated by our Sports Illustrated media business and approximately $0.1 million by our legacy business.

Cost of Revenue

For the three months ended March 31, 2021 and 2020, we recognized cost of revenue of approximately $28.2 million and approximately $26.7 million, respectively. The increase of approximately $1.5 million in cost of revenue during the three months ended March 31, 2021 is primarily from: (i) our Publisher Partner guarantees and revenue share payments of approximately $1.0 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $2.6 million; (iii) hosting, bandwidth, and software licensing fees of approximately $0.1 million; and (iv) amortization of our Maven Platform of approximately $0.1 million; less (y) printing, distribution, and fulfillment costs of approximately $2.2 million, and (z) other costs of revenue of approximately $0.1 million.

For the three months ended March 31, 2021, we capitalized costs related to our Maven Platform of approximately $1.2 million, as compared to approximately $0.6 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the capitalization of our Maven Platform consisted of: (i) approximately $0.9 million in payroll and related expenses, including taxes and benefits; (ii) approximately $0.3 million in stock-based compensation for related personnel, and (iii) amortization of approximately $2.2 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Three Months Ended March 31,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$17,528,709	52.1%	$9,359,938	30.8%	$8,168,771	26.9%
General and administrative	5,638,830	16.8%	10,410,205	34.2%	(4,771,375)	-15.7%
Depreciation and amortization	3,963,234	11.8%	4,096,680	13.5%	(133,446)	-0.4%
Total operating expenses	$27,130,773		$23,866,823		$3,263,950	13.7%

Selling and Marketing. For the three months ended March 31, 2021, we incurred selling and marketing costs of approximately $17.5 million, as compared to approximately $9.4 million for the three months ended March 31, 2020. The increase in selling and marketing costs of approximately $8.2 million is primarily from payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $2.4 million; circulation costs of approximately $6.7 million; less (i) advertising costs of approximately $0.5 million; and (ii) other selling and marketing related costs of approximately $0.4 million.

General and Administrative. For the three months ended March 31, 2021, we incurred general and administrative costs of approximately $5.6 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $10.4 million for the three months ended March 31, 2020. The decrease in general and administrative expenses of approximately $4.8 million is primarily from our decrease in payroll, along with the related benefits and stock-compensation of approximately $4.4 million; facilities costs of approximately $0.2 million; conferences costs of approximately $0.2 million; and other general corporate expenses of approximately $0.3 million; and an increase in professional services, including accounting, legal and insurance of approximately $0.2 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Three Months Ended March 31,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$(665,036)	17.8%	$139,219	-5.4%	$(804,255)	31.1%
Change in valuation of embedded derivative liabilities	-	0.0%	1,621,000	-62.7%	(1,621,000)	62.7%
Interest expense	(2,819,971)	75.4%	(3,799,728)	147.1%	979,757	-37.9%
Interest income	-	0.0%	1,743	-0.1%	(1,743)	0.1%
Liquidated damages	(254,634)	6.8%	(546,055)	21.1%	291,421	-11.3%
Total other (expense)	$(3,739,641)	100.0%	$(2,583,821)	100.0%	$(1,155,820)	44.7%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the three months ended March 31, 2021 was the result of the increase in the fair value of the warrant derivative liabilities as of March 31, 2021, as compared to the change in the valuation for the three months ended March 31, 2020 where the change was from a decrease in the fair value of the warrant derivative liabilities as of March 31, 2020.

Change in Valuation of Embedded Derivative Liabilities. There was no change in valuation of embedded derivative liabilities for the three months ended March 31, 2021 since the underlying instrument related to the embedded derivative liabilities was settled in 2020, as compared to the change in the valuation for the three months ended March 31, 2020 where the change was from a decrease in the fair value of the embedded derivative liabilities as of March 31, 2020.

Interest Expense. We incurred interest expense of approximately $2.8 million for the three months ended March 31, 2021, as compared to approximately $3.8 million for the three months ended March 31, 2020. The decrease in interest expense of approximately $1.0 million is primarily from an approximately $0.9 million decrease from the amortization of debt discount on notes payable; approximately $0.2 million decrease of accrued interest; and an increase of approximately $0.1 million of other interest.

Liquidated Damages. We recorded approximately $0.3 million in liquidating damages, including the accrued interest thereon, during the three months ended March 31, 2021, primarily from the issuance of our 12% Convertible Debentures, Series H Preferred Stock, Series I convertible preferred stock (the “Series I Preferred Stock”), and Series J convertible preferred stock (the “Series J Convertible”) in fiscal 2020 since we determined that: (1) the registration statements registering for resale the shares of common stock issuable upon conversion of the 12% Convertible Debentures, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock would not be declared effective within the requisite time frame; and (2) that we would not be able to become current in our periodic filing obligations with the SEC in order to satisfy the public information requirements under the applicable securities purchase agreements. We recorded liquidated damages, including the accrued interest thereon, of approximately $0.5 million in fiscal 2020 primarily from issuance of our 12% Convertible Debentures, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, which liquidated damages were based upon the reasons set forth above.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2021, or subject to the date we completed our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain unregistered sales of our equity securities for prior periods that were not previously disclosed, as well as unregistered sales of our equity securities that occurred through the date of filing this Quarterly Report:

On January 1, 2019, we issued 833,333 shares of our common stock as restricted stock awards to five members of our board of directors subject to continued service with us. The awards vest over a twelve-month period from the grant date. The per share fair value on the grant date was $0.48. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 14, 2019, our board of directors approved the grant of the warrants to acquire up to 21,989,844 shares our common stock to ABG-SI, LLC in connection with the Sports Illustrated licensed brands. Half the warrants have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the warrants have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants will vest in equal monthly increments over a period of two years beginning on the one-year anniversary of the date of issuance of the warrants; (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants will vest based on the achievement of certain performance goals for the Sports Illustrated licensed brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances we may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants will automatically vest upon certain terminations by ABG of the licensing agreement we entered into with Sports Illustrated or upon a change of control of us; and (5) ABG will have the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any of our future equity issuances (subject to customary exceptions). Pursuant to an amendment to the licensing agreement, the exercise price of fifty percent (50%) of the Eighty-Four Cents Warrants was changed to $0.42 per share in exchange for additional benefits under the Sports Illustrated licensing agreement. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Between March 16, 2019 and December 2, 2019, we granted stock options exercisable for an aggregate of up to 68,137,863 shares of our common stock to participants under our 2019 Equity Incentive Plan as payment for services rendered. The exercise prices per share ranged from $0.40 to $0.89. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Between January 2, 2020 and December 31, 2020, we granted stock options exercisable for an aggregate of up to approximately 22,143,768 shares of our common stock to participants under our 2019 Equity Incentive Plan as payment for services rendered. The exercise prices per share ranged from $0.34 to $0.93. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On May 18, 2020 and June 5, 2020, we granted restricted stock units representing 3,250,000 shares of our common stock to participants under our 2019 Equity Incentive Plan as payment for services rendered. The fair value per share ranged from $0.44 to $0.50. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Between January 1, 2021 and June 28, 2021, we granted stock options exercisable for an aggregate of up to 45,500,009 shares of our common stock to participants under our 2019 Equity Incentive Plan as payment for services rendered. The exercise prices per share ranged from $0.59 to $0.97. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Between February 18, 2021 and June 18, 2021, we granted restricted stock units representing 36,508,945 shares of our common stock to participants under our 2019 Equity Incentive Plan as payment for services rendered. The fair values per share ranged from $0.73 and $0.90. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On January 1, 2021, we issued 750,000 shares of our common stock as restricted stock awards to six members of our board of directors subject to continued service with us. The awards vest over a twelve-month period from the grant date. The per share fair value was $0.60. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 9, 2021, we issued 55,165 shares of our common stock as restricted stock awards to one new member of our board of directors subject to continued service with us. The awards vest over a ten-month period from the grant date. The per share fair value on the grant date was $0.74. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 9, 2021, we issued 256,661 shares of our common stock to LiftIgniter as part of the consideration owed under the asset purchase agreement. The fair value per share on the date of issuance was $0.79. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On June 14, 2021, we issued 82,158 shares of our common stock as restricted stock awards to two new members of our board of directors subject to continued service with us. The awards vest over a seven-month period from the grant date. The per share fair value on the grant date was $0.84. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1ǂ	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.

10.2ǂ	Second Amended and Restated Executive Employment Agreement, dated February 18, 2021 and effective on August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2021.

10.3ǂ	Amended and Restated Executive Employment Agreement, dated February 18, 2021 and effective January 1, 2021, by and between the Company and Douglas Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 23, 2021.

10.4ǂ	Executive Employment Agreement, effective February 16, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 23, 2021.

10.5ǂ	Executive Employment Agreement, dated February 17, 2021 and effective on January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 23, 2021.

10.6ǂ	Executive Employment Agreement, dated February 17, 2021 and effective on January 1, 2021, by and between the Company and Jill Marchisotto, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on February 23, 2021.

10.7ǂ	Amended and Restated Executive Employment Agreement, dated February 22, 2021 and effective on January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K filed on February 23, 2021.

10.8ǂ	Second Amended and Restated Executive Employment Agreement, dated February 22, 2021 and effective on January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K filed on February 23, 2021.

10.9ǂ	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2021.

10.10ǂ	Letter Agreement between the Company and Joshua Jacobs, effective as of March 9, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on March 12, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

ǂ Management contract or compensatory plan or agreement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TheMaven, Inc.

Date: August 16, 2021	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

