Form 10-Q
period 2021-06-30
theMaven, Inc.
filed 2021-08-16
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THEMAVEN, INC. AND SUBSIDIARIES

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$6,722,864	$9,033,872
Restricted cash	500,809	500,809
Accounts receivable, net	14,715,524	16,497,626
Subscription acquisition costs, current portion	36,606,560	28,146,895
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	8,856,607	4,667,263
Total current assets	82,402,364	73,846,465
Property and equipment, net	1,092,030	1,129,438
Operating lease right-of-use assets	17,918,322	18,292,196
Platform development, net	8,056,575	7,355,608
Royalty fees, net of current portion	3,750,000	11,250,000
Subscription acquisition costs, net of current portion	18,682,545	13,358,585
Acquired and other intangible assets, net	61,599,855	71,501,835
Other long-term assets	1,451,897	1,330,812
Goodwill	23,595,779	16,139,377
Total assets	$218,549,367	$214,204,316
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$8,232,790	$8,228,977
Accrued expenses and other	17,745,191	14,718,193
Line of credit	4,929,583	7,178,791
Unearned revenue	71,898,175	61,625,676
Subscription refund liability	4,772,991	4,035,531
Operating lease liabilities	953,635	1,059,671
Liquidated damages payable	10,932,094	9,568,091
Warrant derivative liabilities	1,452,838	1,147,895
Total current liabilities	120,917,297	107,562,825
Unearned revenue, net of current portion	28,160,455	23,498,597
Restricted stock liabilities, net of current portion	1,027,801	1,995,810
Operating lease liabilities, net of current portion	19,496,691	19,886,083
Other long-term liabilities	1,050,284	753,365
Deferred tax liabilities	807,659	210,832
Long-term debt	61,110,728	62,194,272
Total liabilities	232,570,915	216,101,784
Commitments and contingencies (Note 13)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at June 30, 2021 and December 31, 2020	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $19,597,000; Series H shares issued and outstanding: 19,597; common shares issuable upon conversion: 59,384,849 at June 30, 2021 and December 31, 2020	18,247,496	18,247,496
Total mezzanine equity	18,415,992	18,415,992
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 263,175,743 and 229,085,167 shares at June 30, 2021 and December 31, 2020, respectively	2,631,757	2,290,851
Common stock to be issued	10,809	10,809
Additional paid-in capital	173,313,043	139,658,166
Accumulated deficit	(208,393,149)	(162,273,286)
Total stockholders’ deficiency	(32,437,540)	(20,313,460)
Total liabilities, mezzanine equity and stockholders’ deficiency	$218,549,367	$214,204,316

See accompanying notes to condensed consolidated financial statements

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$34,746,512	$23,090,940	$68,361,993	$53,503,793
Cost of revenue (includes amortization of developed technology and platform development for six months ended 2021 and 2020 of $4,324,357 and $4,259,333, respectively)	23,595,819	24,874,179	51,804,191	51,613,012
Gross profit (loss)	11,150,693	(1,783,239)	16,557,802	1,890,781
Operating expenses
Selling and marketing	14,881,455	8,409,343	32,410,164	17,769,281
General and administrative	15,567,647	7,270,511	21,206,477	17,680,716
Depreciation and amortization	3,963,332	4,127,126	7,926,566	8,223,806
Total operating expenses	34,412,434	19,806,980	61,543,207	43,673,803
Loss from operations	(23,261,741)	(21,590,219)	(44,985,405)	(41,783,022)
Other (expense) income
Change in valuation of warrant derivative liabilities	360,093	243,276	(304,943)	382,495
Change in valuation of embedded derivative liabilities	-	2,922,000	-	4,543,000
Interest expense	(2,362,709)	(4,116,407)	(5,182,680)	(7,916,135)
Interest income	471	1,640	471	3,383
Liquidated damages	(1,109,369)	(621,619)	(1,364,003)	(1,167,674)
Gain upon debt extinguishment	5,716,697	-	5,716,697	-
Total other expense	2,605,183	(1,571,110)	(1,134,458)	(4,154,931)
Loss before income taxes	(20,656,558)	(23,161,329)	(46,119,863)	(45,937,953)
Income taxes	-	-	-	-
Net loss	$(20,656,558)	$(23,161,329)	$(46,119,863)	$(45,937,953)
Basic and diluted net loss per common stock	$(0.09)	$(0.59)	$(0.20)	$(1.17)
Weighted average number of common stock outstanding – basic and diluted	242,283,035	39,217,524	236,226,197	39,171,629

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Six Months Ended June 30, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2021	229,085,167	$2,290,851	1,080,930	$10,809	$139,658,166	$(162,273,286)	$(20,313,460)
Issuance of restricted stock awards to the board of directors	805,165	8,052	-	-	(8,052)	-	-
Repurchase restricted stock classified as liabilities	(133,068)	(1,331)	-	-	1,331	-	-
Issuance of common stock for restricted stock units in connection with the acquisition of LiftIgniter	256,661	2,567	-	-	(2,567)	-	-
Issuance of common stock in connection with professional services	312,500	3,125	-	-	121,875	-	125,000
Stock-based compensation	-	-	-	-	5,408,207	-	5,408,207
Net loss	-	-	-	-	-	(25,463,305)	(25,463,305)
Balance at March 31, 2021	230,326,425	2,303,264	1,080,930	10,809	145,178,960	(187,736,591)	(40,243,558)
Issuance of restricted stock in connection with the acquisition of The Spun	4,285,714	42,857	-	-	(42,857)	-	-
Issuance of restricted stock awards to the board of directors	82,158	822	-	-	(822)	-	-
Cashless exercise of common stock	84,891	849	-	-	(849)	-	-
Common stock withheld for taxes	(48,952)	(490)	-	-	(40,630)	-	(41,120)
Repurchase of restricted stock classified as liabilities	(133,068)	(1,331)	-	-	1,331	-	-
Issuance of common stock in connection with private placement	28,578,575	285,786	-	-	19,551,971	-	19,837,757
Stock-based compensation	-	-	-	-	8,665,939	-	8,665,939
Net loss	-	-	-	-	-	(20,656,558)	(20,656,558)
Balance at June 30, 2021	263,175,743	$2,631,757	1,080,930	$10,809	$173,313,043	$(208,393,149)	$(32,437,540)

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Six Months Ended June 30, 2020

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2020	37,119,117	$371,190	3,938,287	$39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Common stock withheld for taxes	(206,881)	(2,069)	-	-	(167,412)	-	(169,481)
Stock-based compensation	-	-	-	-	3,930,172	-	3,930,172
Net loss	-	-	-	-	-	(22,776,624)	(22,776,624)
Balance at March 31, 2020	37,474,736	$374,746	3,938,287	39,383	$39,819,901	$(95,817,947)	$(55,583,917)
Issuance of common stock in connection with the acquisition of Say Media	1,350,394	13,504	(1,350,394)	(13,504)	-	-	-
Common stock withheld for taxes	(234,767)	(2,348)	-	-	(109,992)	-	(112,340)
Stock-based compensation	-	-	-	-	4,283,066	-	4,283,066
Net loss	-	-	-	-	-	(23,161,329)	(23,161,329)
Balance June 30, 2020	38,590,363	$385,902	2,587,893	25,879	$43,992,975	$(118,979,276)	$(74,574,520)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(46,119,863)	$(45,937,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	219,726	396,966
Amortization of platform development and intangible assets	12,031,197	12,086,173
Gain upon debt extinguishment	(5,716,697)	-
Amortization of debt discounts	1,000,882	3,206,982
Change in valuation of warrant derivative liabilities	304,943	(382,495)
Change in valuation of embedded derivative liabilities	-	(4,543,000)
Accrued interest	3,632,271	4,385,240
Liquidated damages	1,364,003	1,167,674
Stock-based compensation	13,215,394	7,343,575
Other	(759,977)	(141,188)
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	4,375,402	5,852,029
Subscription acquisition costs	(13,783,625)	(9,975,651)
Royalty fees	7,500,000	7,500,000
Prepayments and other current assets	(4,059,777)	(156,872)
Other long-term assets	(121,085)	(714,062)
Accounts payable	3,813	(1,167,051)
Accrued expenses and other	1,714,013	(4,279,568)
Unearned revenue	14,934,357	6,806,829
Subscription refund liability	737,460	133,677
Operating lease liabilities	(404,173)	998,010
Net cash used in operating activities	(9,931,736)	(17,420,685)
Cash flows from investing activities
Purchases of property and equipment	(182,318)	(1,065,223)
Capitalized platform development	(1,971,432)	(2,061,081)
Payments for acquisition of business, net of cash acquired	(7,056,949)	(315,289)
Net cash used in investing activities	(9,210,699)	(3,441,593)
Cash flows from financing activities
Proceeds from long-term debt	-	11,702,725
Borrowings (repayments) under line of credit	(2,249,208)	3,243,882
Proceeds from common stock private placement	20,005,000	-
Payments of issuance costs from common stock private placement	(167,243)	-
Payment for taxes related to repurchase of restricted common stock	(41,120)	(281,821)
Payment of restricted stock liabilities	(716,002)	-
Net cash provided by financing activities	16,831,427	14,664,786
Net decrease in cash, cash equivalents, and restricted cash	(2,311,008)	(6,197,492)
Cash, cash equivalents, and restricted cash – beginning of period	9,534,681	9,473,090
Cash, cash equivalents, and restricted cash – end of period	$7,223,673	$3,275,598
Supplemental disclosure of cash flow information
Cash paid for interest	$289,483	$323,913
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$858,752	$869,663
Issuance of common stock in connection with professional services	125,000	-
Deferred cash payments in connection with acquisition of The Spun	1,639,016	-
Assumption of liabilities in connection with acquisition of The Spun	1,500	-
Debt discount on delayed draw term note	-	913,865
Restricted stock units issued in connection with acquisition of LiftIgniter	-	500,000
Assumption of liabilities in connection with acquisition of LiftIgniter	-	140,381

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

The condensed consolidated financial statements as of December 31, 2020, and for the three months ended June 30, 2021 and 2020, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s impact during the first quarter of 2021 by the novel coronavirus (“COVID-19”) pandemic has been to a lesser extent than in 2020. Beginning in 2021, restrictions on non-essential work activity have begun to lift and sporting and other events have begun to be held, with attendance closer to pre-pandemic levels, which has resulted in an increase in traffic and advertising revenue. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels, however, such growth depends on future developments, including the duration and spread of the COVID-19 pandemic, whether related group gathering and sports event advisories and restrictions will be put in place again, and the extent and effectiveness of containment and other actions taken, including the percentage of the population that receives COVID-19 vaccinations.

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

	As of June 30,
	2021	2020
Series G convertible preferred stock	188,791	188,791
Series H Preferred Stock	59,384,849	58,787,879
Series I Preferred Stock	-	46,200,000
Series J Preferred Stock	-	28,571,428
Indemnity shares of common stock	-	412,500
Restricted Stock Awards	4,444,047	1,433,332
Financing Warrants	2,882,055	2,882,055
ABG Warrants	21,989,844	21,989,844
AllHipHop warrants	125,000	-
Publisher Partner Warrants	789,541	789,541
Restricted Stock Units	-	2,399,997
Common Stock Awards	6,872,890	8,033,936
Common Equity Awards	160,352,784	82,744,480
Outside Options	3,050,000	2,986,000
Total	260,079,801	257,419,783

 2. Acquisitions

College Spun Media Incorporated – On June 4, 2021, the Company acquired all of the issued and outstanding shares of capital stock of College Spun Media Incorporated, a New Jersey corporation (“The Spun”), for an aggregate of $11,829,893 in cash and the issuance of an aggregate of 4,285,714 restricted shares of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date, subject to a customary working capital adjustment based on cash and accounts receivable as of the closing date. The cash payment consists of: (i) $10,829,893 paid at closing (of the cash paid at closing, $829,893 represents adjusted cash pursuant to the working capital adjustments), and (ii) $500,000 to be paid on the first anniversary of the closing and $500,000 to be paid on the second anniversary date of the closing. The vesting of shares of the Company’s common stock is subject to the continued employment of certain selling employees. The Spun operates in the United States.

The composition of the preliminary purchase price is as follows:

Cash	$10,829,893
Deferred cash payments	1,639,016
Total purchase consideration	$12,468,909

The Company incurred $128,076 in transaction costs related to the acquisition, which primarily consisted of legal and accounting. The acquisition related expenses were recorded in general and administrative expense in the condensed consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$3,772,944
Accounts receivable	1,833,323
Other current assets	4,567
Goodwill	7,456,402
Accrued expenses	(1,500)
Deferred tax liabilities	(596,827)
Net assets acquired	$12,468,909

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill will be deductible for tax purposes.

Petametrics Inc. – On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., dba LiftIgniter, a Delaware corporation (“LiftIgniter”), where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: (1) a cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) at closing, a cash payment of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing, the issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock (of which 256,661 shares of the Company’s common stock were issued during the three months ended June 30, 2021 and 55,839 are to be issued), and (5) on the second anniversary date of the closing, the issuance of restricted stock units for an aggregate of up to 312,500 shares of the Company’s common stock.

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

 3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of June 30, 2021 and December 31, 2020 was $758,228 and $892,352, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of June 30, 2021 and December 31, 2020 was $36,606,560 and $28,146,895, respectively. The noncurrent portion of the subscription acquisition costs as of June 30, 2021 and December 31, 2020 was $18,682,545 and $13,358,585, respectively.

Certain contract amendments resulted in a modification to the subscription acquisition costs that will be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized (further details are provided under the heading Contract Balances in Note 12).

Property and Equipment – Property and equipment are summarized as follows:

	As of
	June 30, 2021	December 31, 2020
Office equipment and computers	$1,523,610	$1,341,292
Furniture and fixtures	19,997	19,997
Leasehold improvements	345,516	345,516
	1,889,123	1,706,805
Less accumulated depreciation and amortization	(797,093)	(577,367)
Net property and equipment	$1,092,030	$1,129,438

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $109,912 and $102,067, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $219,726 and $241,830, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2021	December 31, 2020
Platform development	$18,857,612	$16,027,428
Less accumulated amortization	(10,801,037)	(8,671,820)
Net platform development	$8,056,575	$7,355,608

A summary of platform development activity for the six months ended June 30, 2021 and year ended December 31, 2020 is as follows:

	As of
	June 30, 2021	December 31, 2020
Platform development beginning of period	$16,027,428	$10,678,692
Payroll-based costs capitalized during the period	1,971,432	3,750,541
Total capitalized costs	17,998,860	14,429,233
Stock-based compensation	858,752	1,608,995
Dispositions	-	(10,800)
Platform development end of period	$18,857,612	$16,027,428

Amortization expense for the three months ended June 30, 2021 and 2020, was $1,060,372 and $1,037,834, respectively. Amortization expense for the six months ended June 30, 2021 and 2020, was $2,129,217 and $1,958,658, respectively.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2021			As of December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,070,857	$(10,478,880)	$8,591,977	$19,070,857	$(8,283,740)	$10,787,117
Noncompete agreement	480,000	(480,000)	-	480,000	(480,000)	-
Trade name	3,328,000	(642,642)	2,685,358	3,328,000	(503,342)	2,824,658
Subscriber relationships	73,458,799	(25,363,643)	48,095,156	73,458,799	(18,105,041)	55,353,758
Advertiser relationships	2,240,000	(451,453)	1,788,547	2,240,000	(332,515)	1,907,485
Database	1,140,000	(721,183)	418,817	1,140,000	(531,183)	608,817
Subtotal amortizable intangible assets	99,717,656	(38,137,801)	61,579,855	99,717,656	(28,235,821)	71,481,835
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$99,737,656	$(38,137,801)	$61,599,855	$99,737,656	$(28,235,821)	$71,501,835

Amortization expense for the three months ended June 30, 2021 and 2020 was $4,950,990 and $5,094,791, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $9,901,980 and $10,127,515, respectively. No impairment charges have been recorded during for the six months June 30, 2021 and 2020.

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

The table below presents supplemental information related to operating leases:

Six Months Ended June 30, 2021
Operating cash flows for operating leases	$1,938,629
Noncash lease liabilities arising from obtaining operating leased assets during the period	$-
Weighted-average remaining lease term	10.80
Weighted-average discount rate	13.59%

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

Operating lease costs recognized for the three months ended June 30, 2021 and 2020 were $906,838 and $1,062,181, respectively. Operating lease costs recognized for the six months ended June 30, 2021 and 2020 were $1,815,303 and $2,100,085, respectively.

Maturities of operating lease liabilities as of June 30, 2021 are summarized as follows:

Years Ending December 31,
2021 (remaining six months of the year)	$1,866,224
2022	3,525,158
2023	3,528,696
2024	3,526,406
2025	3,740,591
Thereafter	23,822,981
Minimum lease payments	40,010,056
Less imputed interest	(19,559,730)
Present value of operating lease liabilities	$20,450,326
Current portion of operating lease liabilities	$953,635
Long-term portion of operating lease liabilities	19,496,691
Total operating lease liabilities	$20,450,326

5. Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of June 30, 2021 and December 31, 2020 was $4,929,583 and $7,178,791, respectively. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $6,500,000.

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

The following table presents the components of the restricted stock liabilities as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Restricted stock liabilities recorded upon modification of the restricted stock awards and units (1,064,549 restricted stock to be purchased at $4.00 per share)	$4,258,196	$4,258,196
Less imputed interest	(457,462)	(457,462)
Present value of restricted stock liabilities	3,800,734	3,800,734
Less payments (excluding imputed interest)	(893,427)	(177,425)
Restricted stock liabilities	$2,907,307	$3,623,309
Current portion of restricted stock liabilities	$1,879,506	$1,627,499
Long-term portion of restricted stock liabilities	1,027,801	1,995,810
Total restricted stock liabilities	$2,907,307	$3,819,560

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

The Company accounts for certain warrants (as described under the heading Common Stock Warrants in Note 10) as derivative liabilities, which requires the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end. The Company accounted for the embedded conversion features of the 12% senior convertible debentures (the “12% Convertible Debentures”) as derivative liabilities, which required the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end. As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures since certain holders converted the debt into shares of the Company’s common stock and certain holders were paid in cash.

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

Warrant Derivative Liabilities

The following table presents the assumptions used for the warrant derivative liabilities under the Black-Scholes option-pricing model:

	As of June 30, 2021		As of December 31, 2020
	Strome Warrants	B. Riley Warrants	Strome Warrants	B. Riley Warrants
Expected life	1.96	4.30	2.45	4.79
Risk-free interest rate	0.25%	0.67%	0.13%	0.36%
Volatility factor	147.10%	134.44%	150.55%	140.95%
Dividend rate	0%	0%	0%	0%
Transaction date closing market price	$0.78	$0.78	$0.60	$0.60
Exercise price	$0.50	$1.00	$0.50	$1.00

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy:

	As of and for the Six Months Ended June 30, 2021			As of and for the Six Months Ended June 30, 2020
	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period
Strome Warrants	$704,707	$185,156	$889,863	$1,036,687	$(260,345)	$776,342
B. Riley Warrants	443,188	119,787	562,975	607,513	(122,150)	485,363
Total	$1,147,895	$304,943	$1,452,838	$1,644,200	$(382,495)	$1,261,705

For the three months ended June 30, 2021 and 2020, the change in valuation of warrant derivative liabilities recognized as other income on the condensed consolidated statement of operations, was $360,093 and $243,276, respectively. For the six months ended June 30, 2021 and 2020, the change in valuation of warrant derivative liabilities recognized as other income (expense) on the condensed consolidated statement of operations, as described in the above table, was ($304,943) and $382,495, respectively.

Embedded Derivative Liabilities

For the three months ended June 30, 2020, the change in valuation of embedded derivative liabilities recognized as other income on the condensed consolidated statements of operations was $2,922,000. For the six months ended June 30, 2020, the change in valuation of embedded derivative liabilities recognized as other income on the condensed consolidated statements of operations was $4,543,000.

8. Long-term Debt

12% Second Amended Senior Secured Notes

Below is a summary of the various amended and restated notes, as well as various amendments thereto, to the 12% senior secured note that was originally issued on June 10, 2019, for gross proceeds of $20,000,000. The transactions leading up to the 12% second amended and restated note that is outstanding as of June 30, 2021 consisted of:

●	Amended and restated note issued on June 14, 2019, where the Company received gross proceeds of $48,000,000, together with the $20,000,000 gross proceeds received on June 10, 2019 for total gross proceeds of $68,000,000, due June 14, 2022;

●	First amendment to the amended and restated note issued on August 27, 2019, where the Company received gross proceeds of $3,000,000;

●	Second amendment to the amended and restated note issued on February 27, 2020, where the Company issued a $3,000,000 letter of credit to the Company’s landlord for leased premises; and

●	Second amended and restated note issued on March 24, 2020, where the Company was permitted to enter into a 15.0% delayed draw term note, in the aggregate principal amount of $12,000,000.

●	First amendment to second amended and restated note issued on March 24, 2020 was entered into on October 23, 2020 (“Amendment 1”), where the maturity date was changed to December 31, 2022, subject to certain acceleration conditions and interest payable on the notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K convertible preferred stock (the “Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments.

●	Second amendment to the second amended and restated note issued March 24, 2020 was entered into on May 19, 2021 (“Amendment 2”), with BRF Finance Co., LLC, an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, pursuant to which: (i) the interest rate on the 12% Second Amended Senior Secured Notes decreased from a rate of 12% per annum to a rate of 10% per annum; and (ii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to the securities purchase agreement (as further described below under the heading Common Stock Private Placement in Note 10) during the 90-day period commencing on May 20, 2021.

Collectively the amended and restated notes and amendments thereto and the second amended and restated notes and Amendment 1 and Amendment 2 thereto are referred to as the “12% Second Amended Senior Secured Notes,” with all borrowings collateralized by substantially all assets of the Company.

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

On June 22, 2021, the SBA authorized full forgiveness of $5,702,725 under the Paycheck Protection Program Loan; thus the Company will not need to make any payments on the Paycheck Protection Program Loan that JPMorgan Chase facilitates as an SBA lender. JPMorgan Chase will apply the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s Paycheck Protection Program Loan. The requirements under this program are established by the SBA. All requests for Paycheck Protection Program Loan forgiveness are subject to SBA eligibility. The Company recorded a gain upon debt extinguishment of $5,716,697 (including accrued interest) pursuant to the forgiveness on the condensed consolidated statements of operations within other income (expense).

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Long-term Debt in Note 14.

The following table summarizes the long-term debt:

	As of June 30, 2021			As of December 31, 2020
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Second Amended Senior Secured Note, as amended, due on December 31, 2022	$59,743,851	$(2,773,709)	$56,970,142	$56,296,091	$(3,739,690)	$52,556,401
Delayed Draw Term Note, as amended, due on March 31, 2022	4,464,857	(324,271)	4,140,586	4,294,318	(359,172)	3,935,146
Paycheck Protection Program Loan, scheduled to mature April 6, 2022, however, fully forgiven on June 22, 2021	-	-	-	5,702,725	-	5,702,725
Total	$64,208,708	$(3,097,980)	$61,110,728	$66,293,134	$(4,098,862)	$62,194,272

9. Preferred Stock

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

Common Stock Private Placement

On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 21,435,718 shares of its common stock, at a per share price of $0.70 for aggregate gross proceeds of $15,005,000 in a private placement. On June 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 7,142,857 shares of its common stock, at a per share price of $0.70 for gross proceeds of $5,000,000 in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021. After payment of legal fees and expenses the investors of $167,244, of which $100,000 was paid in cash to B. Riley, the Company received net proceeds of $19,837,757. The Company intends to use the proceeds for general corporate purposes.

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

The Financing Warrants outstanding and exercisable as of June 30, 2021 are summarized as follows:

			Outstanding
			Classified as	Classified within
			Derivative	Stockholders’	Total
	Exercise	Expiration	Liabilities	Equity	Exercisable
	Price	Date	(Shares)	(Shares)	(Shares)
MDB Warrants	$0.20	November 4, 2021	-	327,490	327,490
Strome Warrants	0.50	June 15, 2023	1,500,000	-	1,500,000
B. Riley Warrants	1.00	October 18, 2025	875,000	-	875,000
MDB Warrants	1.15	October 19, 2022	-	119,565	119,565
MDB Warrants	2.50	October 19, 2022	-	60,000	60,000
Total outstanding and exercisable			2,375,000	507,055	2,882,055

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of June 30, 2021 was $609,944, based on a fair market value of the Company’s common stock of $0.78 per share on June 30, 2021.

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

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months ended June 30, 2021 and 2020 are summarized as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Three Months Ended June 30, 2021
Cost of revenue	$24,570	$19,202	$1,708,404	$1,455	$-	$-	$1,753,631
Selling and marketing	-	4,891	1,507,535	74,372	-	-	1,586,798
General and administrative	141,897	101,939	4,135,866	-	-	396,251	4,775,953
Total costs charged to operations	166,467	126,032	7,351,805	75,827	-	396,251	8,116,382
Capitalized platform development	4,125	2,351	540,917	2,164	-	-	549,557
Total stock-based compensation	$170,592	$128,383	$7,892,722	$77,991	$-	$396,251	$8,665,939

During the Three Months Ended June 30, 2020
Cost of revenue	$35,750	$27,970	$1,073,674	$1,967	$27,623	$-	$1,166,984
Selling and marketing	298,187	23,783	701,925	43,489	-	-	1,067,384
General and administrative	135,332	138,156	819,916	95,394	-	360,289	1,549,087
Total costs charged to operations	469,269	189,909	2,595,515	140,850	27,623	360,289	3,783,455
Capitalized platform development	75,709	80,608	341,642	1,652	-	-	499,611
Total stock-based compensation	$544,978	270,517	$2,937,157	$142,502	$27,623	$360,289	$4,283,066

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Six Months Ended June 30, 2021
Cost of revenue	$49,030	$146,265	$2,998,778	$3,496	$-	$-	$3,197,569
Selling and marketing	-	9,929	2,479,048	149,178	-	-	2,638,155
General and administrative	145,342	219,266	6,262,481	-	-	752,581	7,379,670
Total costs charged to operations	194,372	375,460	11,740,307	152,674	-	752,581	13,215,394
Capitalized platform development	8,948	5,071	840,951	3,782	-	-	858,752
Total stock-based compensation	$203,320	$380,531	$12,581,258	$156,456	$-	$752,581	$14,074,146

During the Six Months Ended June 30, 2020
Cost of revenue	$73,326	$97,766	$2,083,266	$3,173	$35,662	$-	$2,293,193
Selling and marketing	597,402	59,511	1,380,204	98,867	-	-	2,135,984
General and administrative	158,252	309,828	1,575,163	150,577	-	720,578	2,914,398
Total costs charged to operations	828,980	467,105	5,038,633	252,617	35,662	720,578	7,343,575
Capitalized platform development	145,992	121,765	597,643	4,263	-	-	869,663
Total stock-based compensation	$974,972	588,870	$5,636,276	$256,880	$35,662	$720,578	$8,213,238

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of June 30, 2021 was as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Unrecognized compensation expense	$3,178,298	$98,636	$62,311,494	$214,592	$-	$3,076,571	$68,879,591
Expected weighted-average period expected to be recognized (in years)	1.93	0.19	2.30	0.69	-	1.88	2.25

Pursuant to an amendment with ABG-SI, LLC on June 4, 2021, the exercise price of 10,994,922 ABG Warrants to acquire shares of the Company's common stock was changed to $0.42 per share from $0.84 per share in exchange for additional benefits under the Sports Illustrated licensing agreement.

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Compensation Plans in Note 14.

12. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by product line:
Advertising	$13,548,069	$7,541,616	$24,622,494	$19,379,600
Digital subscriptions	7,690,111	6,089,450	14,774,592	11,626,697
Magazine circulation	12,642,018	8,629,166	27,352,041	21,166,698
Other	866,314	830,708	1,612,866	1,330,798
Total	$34,746,512	$23,090,940	$68,361,993	$53,503,793
Revenue by geographical market:
United States	$33,360,160	$22,049,636	$65,934,337	$51,331,766
Other	1,386,352	1,041,304	2,427,656	2,172,027
Total	$34,746,512	$23,090,940	$68,361,993	$53,503,793
Revenue by timing of recognition:
At point in time	$27,056,401	$17,001,490	$53,587,401	$41,877,096
Over time	7,690,111	6,089,450	14,774,592	11,626,697
Total	$34,746,512	$23,090,940	$68,361,993	$53,503,793

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

The following table provides information about contract balances:

	As of
	June 30, 2021	December 31, 2020
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$19,358,809	$15,039,331
Magazine circulation	52,539,366	46,586,345
	$71,898,175	$61,625,676
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$685,039	$593,136
Magazine circulation	27,297,916	22,712,961
Other	177,500	192,500
	$28,160,455	$23,498,597

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and magazine circulation revenue of $35,652,466 was recognized during the six months ended June 30, 2021 from unearned revenue at the beginning of the year.

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

13. Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. For the three months ended June 30, 2021 and 2020, the Company recognized publisher partner guarantees of $1,803,597 and $2,628,477, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized publisher partner guarantees of $3,566,954 and $5,002,564, respectively.

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

Compensation Plans

From July 2021 through the date these condensed consolidated financial statements were issued or were available to be issued, the Company granted common stock options exercisable for a totaling of 693,888 shares of its common stock, all of which remain outstanding.

Long-term Debt

12% Second Amended Senior Secured Notes – The balance outstanding under the 12% Second Amended Senior Secured Notes as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $60.1 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $10.8 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.5 million.

Delayed Draw Term Note – The balance outstanding under the Delayed Draw Term Note as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $4.6 million, which included outstanding principal of approximately $3.6 million, and payment of in-kind interest of approximately $1.0 million that the Company was permitted to add to the aggregate outstanding principal balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 16, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity consisted of cash of approximately $6.7 million. Further details are discussed below in the section entitled “Future Liquidity.”

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

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of June 30, 2021 and December 31, 2020 was as follows:

	As of
	June 30, 2021	December 31, 2020
Current assets	$82,402,364	$73,846,465
Current liabilities	(120,917,297)	(107,562,825)
Working capital deficit	(38,514,933)	(33,716,360)

As of June 30, 2021, we had a working capital deficit of approximately $38.5 million, as compared to approximately $33.7 million as of December 31, 2020, consisting of approximately $82.4 million in total current assets and approximately $120.9 million in total current liabilities. Included in current assets as of June 30, 2021 was approximately $0.5 million of restricted cash. Also included in our working capital deficit are non-cash current liabilities, consisting of approximately $1.5 million of warrant derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $37.6 million.

Our cash flows during the six months ended June 30, 2021 and 2020 consisted of the following:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(9,931,736)	$(17,420,685)
Net cash used in investing activities	(9,210,699)	(3,441,593)
Net cash provided by financing activities	16,831,427	14,664,786
Net decrease in cash, cash equivalents, and restricted cash	$(2,311,008)	$(6,197,492)
Cash, cash equivalents, and restricted cash, end of period	$7,223,673	$3,275,598

For the six months ended June 30, 2021, net cash used in operating activities was approximately $9.9 million, consisting primarily of: approximately $74.6 million of cash received from customers (including payments received in advance of performance obligations); less (i) approximately $84.3 million of cash paid (a) to employees, Publisher Partners, expert contributors, suppliers, and vendors, and (b) for revenue share arrangements and professional services; and (ii) approximately $0.3 million of cash paid for interest; as compared to the six months ended June 30, 2020, where net cash used in operating activities was approximately $17.4 million, consisting primarily of: approximately $56.3 million of cash received from customers (including payments received in advance of performance obligations); less (y) approximately $73.4 million of cash paid (a) to employees, Publisher Partners, suppliers, and vendors, and (b) for revenue share arrangements, advance of royalty fees and professional services; and (z) approximately $0.3 million of cash paid for interest.

For the six months ended June 30, 2021, net cash used in investing activities was approximately $9.2 million, consisting primarily of: (i) approximately $7.1 million used to acquire a business; (ii) approximately $0.2 million for property and equipment; and (iii) approximately $2.0 million for capitalized costs for our Maven Platform; as compared to the six months ended June 30, 2020, where net cash used in investing activities was approximately $3.4 million consisting primarily of: (x) approximately $0.3 million used for the acquisition of a business; (y) approximately $1.1 million for property and equipment; and (z) approximately $2.1 million for capitalized costs for our Maven Platform.

For the six months ended June 30, 2021, net cash used by financing activities was approximately $16.8 million, consisting primarily of: (i) approximately $19.8 million in net proceeds from the private placement issuance of common stock; less (ii) approximately $2.2 million from repayment under our line of credit; and (iii) approximately $0.7 million in payments of restricted stock liabilities; as compared to the three months ended June 30, 2020, where net cash provided by financing activities was approximately $14.7 million, consisting primarily of: (x) approximately $11.7 million in net proceeds from the Delayed Draw Term Note; (y) approximately $3.2 million from borrowing under our line of credit; and less (z) approximately $0.3 million in payments for tax withholdings on the net settlement of share awards.

Future Liquidity

From July 1, 2021 to the issuance date of our accompanying condensed consolidated financial statements for the six months ended June 30, 2021, we continued to incur operating losses and negative cash flow from operating and investing activities. Our cash balance as of the date our accompanying condensed consolidated financial statements for the six months ended June 30, 2021 were issued or were available to be issued was approximately $6.8 million.

Results of Operations

Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$34,746,512	$23,090,940	$11,655,572	50.5%
Cost of revenue	23,595,819	24,874,179	(1,278,360)	-5.1%
Gross profit	11,150,693	(1,783,239)	12,933,932	-725.3%
Operating expenses
Selling and marketing	14,881,455	8,409,343	6,472,112	77.0%
General and administrative	15,567,647	7,270,511	8,297,136	114.1%
Depreciation and amortization	3,963,332	4,127,126	(163,794)	-4.0%
Total operating expenses	34,412,434	19,806,980	14,605,454	73.7%
Loss from operations	(23,261,741)	(21,590,219)	(1,671,522)	7.7%
Total other (expense)	2,605,183	(1,571,110)	4,176,293	-265.8%
Loss before income taxes	(20,656,558)	(23,161,329)	2,504,771	-10.8%
Income taxes	-	-	-	0.0%
Net loss	$(20,656,558)	$(23,161,329)	$2,504,771	-10.8%
Basic and diluted net loss per common stock	$(0.09)	$(0.59)	$0.50	-84.7%
Weighted average number of common stock outstanding – basic and diluted	242,283,035	39,217,524	202,813,405	517.1%

For the three months ended June 30, 2021, the total net loss was approximately $20.7 million. The total net loss decreased by approximately $2.5 million as compared to the three months ended June 30, 2020, which had a net loss of approximately $23.2 million. The primary reasons for the decrease in the total net loss is that despite the increase in our revenues, we incurred increased operating expenses as our operations continued to expand during the three months ended June 30, 2021. The basic and diluted net loss per common share for the three months ended June 30, 2021 of $0.09 decreased from $0.59 for the three months ended June 30, 2020, primarily because of our net loss per common share decreased along with the increase of the daily weighted average shares outstanding to 242,283,035 shares from 39,217,524 shares.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we would consider also acquiring related online media, publishing and technology businesses by merger or acquisition transactions. This combined growth strategy expanded the scale of unique users interacting on our Maven Platform with increased revenues during the three months ended June 30, 2021. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$34,746,512	100.0%	$23,090,940	100.0%	$11,655,572	50.5%
Cost of revenue	23,595,819	67.9%	24,874,179	107.7%	(1,278,360)	-5.1%
Gross profit	$11,150,693	32.1%	$(1,783,239)	-7.7%	$12,933,932	-725.3%

For the three months ended June 30, 2021 we had revenue of approximately $34.7 million, as compared to revenue of approximately $23.1 million for the three months ended June 30, 2020.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$13,548,069	39.0%	$7,541,616	32.7%	$6,006,453	26.0%
Digital subscriptions	7,690,111	22.1%	6,089,450	26.4%	1,600,661	6.9%
Magazine circulation	12,642,018	36.4%	8,629,166	37.4%	4,012,852	17.4%
Other	866,314	2.5%	830,708	3.6%	35,606	0.2%
Total revenue	$34,746,512	100.0%	$23,090,940	100.0%	$11,655,572	50.5%

For the three months ended June 30, 2021, the primary sources of revenue were as follows: (i) advertising of approximately $13.5 million; (ii) digital subscriptions of approximately $7.7 million; (iii) magazine circulation of approximately $12.6 million; and (iv) approximately $0.9 million from other revenue. Our advertising revenue increased by approximately $6.0 million, due to additional revenue of approximately $3.1 million generated as a result of the Sports Illustrated media business, approximately $1.0 million generated as a result of The Spun, which was acquired during the second quarter of 2021 and approximately $2.2 million in revenue generated from our legacy business. Our digital subscriptions increased by approximately $1.6 million due to additional revenue of approximately $1.9 million generated as a result of TheStreet, offset by an approximately $0.4 million decrease in revenue from the Sports Illustrated media business. Our magazine circulation contributed approximately $4.0 million as a result of the Sports Illustrated media business.

Cost of Revenue

For the three months ended June 30, 2021 and 2020, we recognized cost of revenue of approximately $23.6 million and approximately $24.9 million, respectively. The decrease of approximately $1.3 million in cost of revenue during the three months ended June 30, 2021 is primarily from: (i) our Publisher Partner guarantees and revenue share payments of approximately $0.7 million; less (y) printing, distribution, and fulfillment costs of approximately $0.8 million, and (z) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $1.0 million.

For both the three months ended June 30, 2021 and 2020, we capitalized costs related to our Maven Platform of approximately $1.7 million in each period. For the three months ended June 30, 2021, the capitalization of our Maven Platform consisted of: (i) approximately $1.1 million in payroll and related expenses, including taxes and benefits; (ii) approximately $0.5 million in stock-based compensation for related personnel, and (iii) amortization of approximately $2.2 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Three Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$14,881,455	42.8%	$8,409,343	36.4%	$6,472,112	32.7%
General and administrative	15,567,647	44.8%	7,270,511	31.5%	8,297,136	41.9%
Depreciation and amortization	3,963,332	11.4%	4,127,126	17.9%	(163,794)	-0.8%
Total operating expenses	$34,412,434		$19,806,980		$14,605,454	73.7%

Selling and Marketing. For the three months ended June 30, 2021, we incurred selling and marketing costs of approximately $14.9 million, as compared to approximately $8.4 million for the three months ended June 30, 2020. The increase in selling and marketing costs of approximately $6.5 million is primarily from circulation costs of approximately $6.2 million; advertising costs of approximately $0.9 million; professional and marketing service costs of approximately $0.3 million; less (i) payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $0.5 million; and (ii) other selling and marketing related costs of approximately $0.4 million.

General and Administrative. For the three months ended June 30, 2021, we incurred general and administrative costs of approximately $15.6 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $7.3 million for the three months ended June 30, 2020. The increase in general and administrative expenses of approximately $8.3 million is primarily from an increase in our payroll, along with the related benefits and stock-compensation of approximately $7.3 million; professional services, including accounting, legal and insurance of approximately $0.7 million; and other general corporate expenses of approximately $0.2 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Three Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$360,093	13.8%	$243,276	-15.5%	$116,817	-7.4%
Change in valuation of embedded derivative liabilities	-	0.0%	2,922,000	-186.0%	(2,922,000)	186.0%
Interest expense	(2,362,709)	-90.7%	(4,116,407)	262.0%	1,753,698	-111.6%
Interest income	471	0.0%	1,640	-0.1%	(1,169)	0.1%
Liquidated damages	(1,109,369)	-42.6%	(621,619)	39.6%	(487,750)	31.0%
Other income	5,716,697	219.4%	-	0.0%	5,716,697	-363.9%
Total other (expense)	$2,605,183	100.0%	$(1,571,110)	100.0%	$4,176,293	-265.8%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the three months ended June 30, 2021 was the result of the decrease in the fair value of the warrant derivative liabilities as of June 30, 2021, as compared to the change in the valuation for the three months ended June 30, 2020 where the change was from an increase in the fair value of the warrant derivative liabilities as of June 30, 2020.

Change in Valuation of Embedded Derivative Liabilities. The approximately $2.9 million decrease in embedded derivative liabilities for the three months ended June 30, 2021 was the result of having no embedded derivative liabilities as of June 30, 2021, as compared to a valuation of approximately $2.9 million for the three months ended June 30, 2020.

Interest Expense. We incurred interest expense of approximately $2.4 million for the three months ended June 30, 2021, as compared to approximately $4.1 million for the three months ended June 30, 2020. The decrease in interest expense of approximately $1.8 million is primarily from an approximately $1.3 million decrease from the amortization of debt discount on notes payable; approximately $0.6 million decrease of accrued interest; and an increase of approximately $0.1 million of other interest.

Liquidated Damages. We recorded liquidated damages of approximately $1.1 million for the three months ended June 30, 2021, an increase of approximately $0.5 million as compared to the three months ended June 30, 2020, primarily from issuance of our 12% Convertible Debentures, Series I convertible preferred stock (the “Series I Preferred Stock”), and Series J convertible preferred stock (the “Series J Preferred Stock”) issued during 2020. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$68,361,993	$53,503,793	$14,858,200	27.8%
Cost of revenue	51,804,191	51,613,012	191,179	0.4%
Gross profit	16,557,802	1,890,781	14,667,021	775.7%
Operating expenses
Selling and marketing	32,410,164	17,769,281	14,640,883	82.4%
General and administrative	21,206,477	17,680,716	3,525,761	19.9%
Depreciation and amortization	7,926,566	8,223,806	(297,240)	-3.6%
Total operating expenses	61,543,207	43,673,803	17,869,404	40.9%
Loss from operations	(44,985,405)	(41,783,022)	(3,202,383)	7.7%
Total other (expense)	(1,134,458)	(4,154,931)	3,020,473	-72.7%
Loss before income taxes	(46,119,863)	(45,937,953)	(181,910)	0.4%
Income taxes	-	-	-	0.0%
Net loss	$(46,119,863)	$(45,937,953)	$(181,910)	0.4%
Basic and diluted net loss per common share	$(0.20)	$(1.17)	$0.97	-82.9%
Weighted average number of shares outstanding – basic and diluted	236,226,197	39,171,629	196,793,289	502.4%

For the six months ended June 30, 2021, the total net loss was approximately $46.1 million. The total net loss increased by approximately $0.2 million as compared to the six months ended June 30, 2020, which had a net loss of approximately $45.9 million. The primary reasons for the increase in the total net loss is that our operations continued to expand during the six months ended June 30, 2021. The basic and diluted net loss per common share for the six months ended June 30, 2021 of $0.20 decreased from $1.17 for the six months ended June 30, 2020, primarily because our net loss per common share decreased along with the increase of the daily weighted average shares outstanding to 236,226,197 shares from 39,171,629 shares.

Our growth strategy is principally focused on adding new publisher partners to our Maven Platform. In addition, if the right opportunity exists, we would consider also acquiring related online media, publishing and technology businesses by merger or acquisition transactions. This combined growth strategy expanded the scale of unique users interacting on our Maven Platform with increased revenues during the six months ended June 30, 2021. We expect revenues increases in subsequent periods will come from organic growth in operations, addition of more publisher partners, and mergers and acquisitions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Six Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentage reflect cost of revenue as a percentage of total revenue)
Revenue	$68,361,993	100.0%	$53,503,793	100.0%	$14,858,200	27.8%
Cost of revenue	51,804,191	75.8%	51,613,012	96.5%	191,179	0.4%
Gross profit	$16,557,802	24.2%	$1,890,781	3.5%	$14,667,021	775.7%

For the six months ended June 30, 2021 we had revenue of approximately $68.4 million, as compared to revenue of approximately $53.5 million for the six months ended June 30, 2020.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Six Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$24,622,494	36.0%	$19,379,600	36.2%	$5,242,894	9.8%
Digital subscriptions	14,774,592	21.6%	11,626,697	21.7%	3,147,895	5.9%
Magazine circulation	27,352,041	40.0%	21,166,698	39.6%	6,185,343	11.6%
Other	1,612,866	2.4%	1,330,798	2.5%	282,068	0.5%
Total revenue	$68,361,993	100.0%	$53,503,793	100.0%	$14,858,200	27.8%

For the six months ended June 30, 2021, the primary sources of revenue were as follows: (i) advertising of approximately $24.6 million; (ii) digital subscriptions of approximately $14.8 million; (iii) magazine circulation of approximately $27.4 million; and (iv) approximately $1.6 million from other revenue. Our advertising revenue increased by approximately $5.2 million due to additional revenue of approximately $3.2 million generated as a result of the Sports Illustrated media business, approximately $1.0 million generated as a result of The Spun, which was acquired during the second quarter 2021, and approximately $1.3 million in revenue generated from our legacy business. Our digital subscriptions increased by approximately $3.1 million due to additional revenue of approximately $4.4 million generated as a result of TheStreet, offset by an approximately $1.4 million decrease in revenue from the Sports Illustrated media business. Our magazine circulation contributed approximately $6.2 million as a result of the Sports Illustrated media business.

Cost of Revenue

For the six months ended June 30, 2021 and 2020, we recognized cost of revenue of approximately $51.8 million and approximately $51.6 million, respectively. The increase of approximately $0.2 million in cost of revenue during the six months ended June 30, 2021 is primarily from: (i) our Publisher Partner guarantees and revenue share payments of approximately $1.7 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $1.6 million; less (y) printing, distribution, and fulfillment costs of approximately $3.0 million.

For the six months ended June 30, 2021, we capitalized costs related to our Maven Platform of approximately $2.8 million, as compared to approximately $2.9 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the capitalization of our Maven Platform consisted of: (i) approximately $2.0 million in payroll and related expenses, including taxes and benefits; (ii) approximately $0.9 million in stock-based compensation for related personnel, and (iii) amortization of approximately $4.3 million.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Six Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$32,410,164	47.4%	$17,769,281	33.2%	$14,640,883	33.5%
General and administrative	21,206,477	31.0%	17,680,716	33.0%	3,525,761	8.1%
Depreciation and amortization	7,926,566	11.6%	8,223,806	15.4%	(297,240)	-0.7%
Total operating expenses	$61,543,207		$43,673,803		$17,869,404	40.9%

Selling and Marketing. For the six months ended June 30, 2021, we incurred selling and marketing costs of approximately $32.4 million, as compared to approximately $17.8 million for the six months ended June 30, 2020. The increase in selling and marketing costs of approximately $14.6 million is primarily from circulation costs of approximately $12.9 million; payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $1.9 million; advertising costs of approximately $0.4 million; professional and marketing service costs of approximately $0.5 million; less (i) office, travel, conferences and occupancy costs of approximately $0.4 million; and (ii) other selling and marketing related costs of approximately $0.7 million.

General and Administrative. For the six months ended June 30, 2021, we incurred general and administrative costs of approximately $21.2 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $17.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses of approximately $3.5 million is primarily from an increase in our payroll, along with the related benefits and stock-compensation of approximately $2.9 million; professional services, including accounting, legal and insurance of approximately $1.0 million; less (i) facilities costs of approximately $0.2 million; and (ii) other general corporate expenses of approximately $0.1 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Six Months Ended June 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect other expense (income) as a percentage of the total)
Change in valuation of warrant derivative liabilities	$(304,943)	20.0%	$382,495	-9.2%	$(687,438)	16.5%
Change in valuation of embedded derivative liabilities	-	0.0%	4,543,000	-109.3%	(4,543,000)	109.3%
Interest expense	(5,182,680)	456.8%	(7,916,135)	190.5%	2,733,455	-65.8%
Interest income	471	0.0%	3,383	-0.1%	(2,912)	0.1%
Liquidated damages	(1,364,003)	120.2%	(1,167,674)	28.1%	(196,329)	4.7%
Gain upon debt extinguishment	5,716,697	-503.9%	-	0.0%	5,716,697	-137.6%
Total other (expense)	$(1,134,458)	100.0%	$(4,154,931)	100.0%	$3,020,473	-72.7%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the six months ended June 30, 2021 was the result of the decrease in the fair value of the warrant derivative liabilities as of June 30, 2021, as compared to the change in the valuation for the six months ended June 30, 2020 where the change was from an increase in the fair value of the warrant derivative liabilities as of June 30, 2020.

Change in Valuation of Embedded Derivative Liabilities. The approximately $4.5 million decrease in embedded derivative liabilities for the six months ended June 30, 2021 was the result of having no embedded derivative liabilities as of June 30, 2021, as compared to a valuation of approximately $4.5 million for the six months ended June 30, 2020.

Interest Expense. We incurred interest expense of approximately $5.2 million for the six months ended June 30, 2021, as compared to approximately $7.9 million for the six months ended June 30, 2020. The decrease in interest expense of approximately $2.7 million is primarily from an approximately $2.2 million decrease from the amortization of debt discount on notes payable; approximately $0.7 million decrease in accrued interest; and increase of approximately $0.2 million of other interest.

Liquidated Damages. We recorded liquidated damages of approximately $1.4 million for the six months ended June 30, 2021, primarily from issuance of our 12% Convertible Debentures, Series I Preferred Stock, and Series J Preferred Stock issued during 2020. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment of $5,716,697 (including accrued interest) pursuant to the forgiveness of the Paycheck Protection Program Loan for the six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2021, or subject to the date we completed our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Certificate of Designation of Series L Junior Participating Preferred Stock of the Company, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 4, 2021.

4.1	Rights Agreement, dated as of May 4, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 4, 2021.

10.1	Amendment No. 2 to Second Amended and Restated Note Purchase Agreement, dated as of May 19, 2021, by and among the Company, Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, and the Agent, and the Purchaser, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on May 25, 2021.

10.2	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.

10.3	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.

10.4	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

