Form 10-Q
period 2021-09-30
theMaven, Inc.
filed 2021-11-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

THEMAVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Vesey Street, 24th Floor New York, New York	10281
(Address of principal executive offices)	(Zip Code)

(212) 321-5002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 1, 2021, the Registrant had 264,202,421 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THEMAVEN, INC. AND SUBSIDIARIES

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$8,227,840	$9,033,872
Restricted cash	500,809	500,809
Accounts receivable, net	19,519,147	16,497,626
Subscription acquisition costs, current portion	31,257,268	28,146,895
Royalty fees, current portion	15,000,000	15,000,000
Prepayments and other current assets	4,875,177	4,667,263
Total current assets	79,380,241	73,846,465
Property and equipment, net	668,663	1,129,438
Operating lease right-of-use assets	2,048,900	18,292,196
Platform development, net	8,011,707	7,355,608
Royalty fees, net of current portion	-	11,250,000
Subscription acquisition costs, net of current portion	18,682,545	13,358,585
Acquired and other intangible assets, net	57,817,905	71,501,835
Other long-term assets	692,021	1,330,812
Goodwill	22,861,872	16,139,377
Total assets	$190,163,854	$214,204,316
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$9,443,576	$8,228,977
Accrued expenses and other	21,287,989	14,718,193
Line of credit	6,705,391	7,178,791
Unearned revenue	71,305,655	61,625,676
Subscription refund liability	4,379,364	4,035,531
Operating lease liabilities	282,011	1,059,671
Liquidated damages payable	11,765,706	9,568,091
Current portion of long-term debt	4,565,982	-
Warrant derivative liabilities	651,083	1,147,895
Total current liabilities	130,386,757	107,562,825
Unearned revenue, net of current portion	19,207,736	23,498,597
Restricted stock liabilities, net of current portion	521,621	1,995,810
Operating lease liabilities, net of current portion	1,972,165	19,886,083
Other long-term liabilities	8,072,442	753,365
Deferred tax liabilities	577,960	210,832
Long-term debt, net of current portion	58,718,289	62,194,272
Total liabilities	219,456,970	216,101,784
Commitments and contingencies (Note 14)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168,496; common shares issuable upon conversion: 188,791 at September 30, 2021 and December 31, 2020	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value; aggregate liquidation value $19,546,000 and $19,596,000; Series H shares designated: 23,000; Series H shares issued and outstanding: 19,546 and 19,596; common shares issuable upon conversion: 59,243,926 and 59,395,476 shares at September 30, 2021 and December 31, 2020, respectively	18,197,496	18,247,496
Total mezzanine equity	18,365,992	18,415,992
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 264,246,777 and 229,085,167 shares at September 30, 2021 and December 31, 2020, respectively	2,642,467	2,290,851
Common stock to be issued	10,809	10,809
Additional paid-in capital	182,787,419	139,658,166
Accumulated deficit	(233,099,803)	(162,273,286)
Total stockholders’ deficiency	(47,659,108)	(20,313,460)
Total liabilities, mezzanine equity and stockholders’ deficiency	$190,163,854	$214,204,316

See accompanying notes to condensed consolidated financial statements

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$59,573,508	$32,089,993	$127,935,501	$85,593,786
Cost of revenue (includes amortization of developed technology and platform development for three months ended 2021 and 2020 of $2,241,243 and $2,089,286, respectively, and for nine months ended 2021 and 2020 of $6,565,600 and $6,348,619, respectively)	32,173,859	24,708,941	83,978,050	76,321,953
Gross profit	27,399,649	7,381,052	43,957,451	9,271,833
Operating expenses
Selling and marketing	22,712,193	9,928,901	55,122,357	27,698,182
General and administrative	23,023,883	7,172,175	44,230,360	24,852,891
Depreciation and amortization	4,055,432	4,053,184	11,981,998	12,276,990
Total operating expenses	49,791,508	21,154,260	111,334,715	64,828,063
Loss from operations	(22,391,859)	(13,773,208)	(67,377,264)	(55,556,230)
Other (expense) income
Change in valuation of warrant derivative liabilities	801,755	(517,405)	496,812	(134,910)
Change in valuation of embedded derivative liabilities	-	(2,370,000)	-	2,173,000
Interest expense	(2,512,637)	(4,253,180)	(7,695,317)	(12,169,315)
Interest income	-	1,116	471	4,499
Liquidated damages	(833,612)	(319,903)	(2,197,615)	(1,487,577)
Other expenses	-	(31,851)	-	(31,851)
Gain upon debt extinguishment	-	-	5,716,697	-
Total other expense	(2,544,494)	(7,491,223)	(3,678,952)	(11,646,154)
Loss before income taxes	(24,936,353)	(21,264,431)	(71,056,216)	(67,202,384)
Income taxes	229,699	-	229,699	-
Net loss	(24,706,654)	(21,264,431)	(70,826,517)	(67,202,384)
Deemed dividend on Series H convertible preferred stock	-	(132,663)	-	(132,663)
Net loss attributable to common stockholders	$(24,706,654)	$(21,397,094)	$(70,826,517)	$(67,335,047)
Basic and diluted net loss per common stock	$(0.10)	$(0.55)	$(0.29)	$(1.72)
Weighted average number of common stock outstanding – basic and diluted	252,811,058	39,186,432	244,209,151	39,177,864

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Nine Months Ended September 30, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2021	229,085,167	$2,290,851	1,080,930	$10,809	$139,658,166	$(162,273,286)	$(20,313,460)
Issuance of restricted stock awards to the board of directors	805,165	8,052	-	-	(8,052)	-	-
Repurchase restricted stock classified as liabilities	(133,068)	(1,331)	-	-	1,331	-	-
Issuance of common stock for restricted stock units in connection with the acquisition of LiftIgniter	256,661	2,567	-	-	(2,567)	-	-
Issuance of common stock in connection with professional services	312,500	3,125	-	-	121,875	-	125,000
Stock-based compensation	-	-	-	-	5,408,207	-	5,408,207
Net loss	-	-	-	-	-	(25,463,305)	(25,463,305)
Balance at March 31, 2021	230,326,425	2,303,264	1,080,930	10,809	145,178,960	(187,736,591)	(40,243,558)
Issuance of restricted stock in connection with the acquisition of The Spun	4,285,714	42,857	-	-	(42,857)	-	-
Issuance of restricted stock awards to the board of directors	82,158	822	-	-	(822)	-	-
Cashless exercise of common stock options	84,891	849	-	-	(849)	-	-
Common stock withheld for taxes	(49,952)	(490)	-	-	(40,630)	-	(41,120)
Repurchase of restricted stock classified as liabilities	(133,068)	(1,331)	-	-	1,331	-	-
Proceeds from common stock private placement	28,578,575	285,786	-	-	19,551,971	-	19,837,757
Stock-based compensation	-	-	-	-	8,665,939	-	8,665,939
Net loss	-	-	-	-	-	(20,656,558)	(20,656,558)
Balance at June 30, 2021	263,175,743	2,631,757	1,080,930	10,809	173,313,043	(208,393,149)	(32,437,540)
Issuance of common stock upon conversion of Series H convertible preferred stock	151,515	1,515	-	-	48,485	-	50,000
Issuance of restricted stock in connection with the acquisition of Fulltime Fantasy	750,000	7,500	-	-	495,000	-	502,500
Issuance of common stock upon vesting of restricted stock units	500,000	5,000	-	-	(5,000)	-	-
Forfeiture of unvested restricted stock awards	(150,557)	(1,505)	-	-	1,505	-	-
Repurchase of restricted stock classified as liabilities	(133,068)	(1,331)	-	-	1,331	-	-
Common stock withheld for taxes	(46,856)	(469)	-	-	(28,649)	-	(29,118)
Stock-based compensation	-	-	-	-	8,961,704	-	8,961,704
Net loss	-	-	-	-	-	(24,706,654)	(24,706,654)
Balance at September 30, 2021	264,246,777	$2,642,467	1,080,930	$10,809	$182,787,419	$(233,099,803)	$(47,659,108)

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Nine Months Ended September 30, 2020

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2020	37,119,117	$371,190	3,938,287	$39,383	$35,562,766	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of restricted stock awards to the board of directors	562,500	5,625	-	-	(5,625)	-	-
Common stock withheld for taxes	(206,881)	(2,069)	-	-	(167,412)	-	(169,481)
Stock-based compensation	-	-	-	-	3,930,172	-	3,930,172
Net loss	-	-	-	-	-	(22,776,624)	(22,776,624)
Balance at March 31, 2020	37,474,736	374,746	3,938,287	39,383	39,819,901	(95,817,947)	(55,583,917)
Issuance of common stock in connection with the acquisition of Say Media	1,350,394	13,504	(1,350,394)	(13,504)	-	-	-
Common stock withheld for taxes	(234,767)	(2,348)	-	-	(109,992)	-	(112,340)
Stock-based compensation	-	-	-	-	4,283,066	-	4,283,066
Net loss	-	-	-	-	-	(23,161,329)	(23,161,329)
Balance at June 30, 2020	38,590,363	385,902	2,587,893	25,879	43,992,975	(118,979,276)	(74,574,520)
Issuance of common stock in connection with the acquisition of Say Media	1,107,378	11,074	(1,107,378)	(11,074)	-	-	-
Issuance of common stock upon conversion of Series H convertible preferred stock	909,090	9,091	-	-	290,909	-	300,000
Common stock withheld for taxes	(58,628)	(586)	-	-	(40,371)	-	(40,957)
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	132,663	-	132,663
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(132,663)	-	(132,663)
Stock-based compensation	-	-	-	-	4,231,878	-	4,231,878
Net loss	-	-	-	-	-	(21,264,431)	(21,264,431)
Balance September 30, 2020	40,548,203	$405,481	1,480,515	$14,805	$48,475,391	$(140,243,707)	$(91,348,030)

See accompanying notes to condensed consolidated financial statements.

THEMAVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(70,826,517)	$(67,202,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	333,891	536,729
Amortization of platform development and intangible assets	18,213,707	18,088,880
Loss on disposition of assets	862,442	105,123
Loss upon lease termination	7,344,655	-
Gain upon debt extinguishment	(5,716,697)	-
Amortization of debt discounts	1,533,537	4,899,625
Change in valuation of warrant derivative liabilities	(496,812)	134,910
Change in valuation of embedded derivative liabilities	-	(2,173,000)
Accrued interest	5,273,159	6,832,376
Liquidated damages	2,197,615	1,487,577
Stock-based compensation	21,688,226	11,185,953
Deferred income taxes	(229,699)	-
Other	(1,014,932)	(296,019)
Change in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	(173,266)	4,893,512
Subscription acquisition costs	(8,434,333)	(11,053,054)
Royalty fees	11,250,000	11,250,000
Prepayments and other current assets	(78,347)	327,088
Other long-term assets	638,791	(376,142)
Accounts payable	1,214,599	(968,581)
Accrued expenses and other	5,566,243	(2,484,525)
Unearned revenue	5,389,118	2,871,080
Subscription refund liability	343,833	(169,693)
Operating lease liabilities	(2,448,282)	1,837,138
Other long-term liabilities	(692,255)	-
Net cash used in operating activities	(8,261,324)	(20,273,407)
Cash flows from investing activities
Purchases of property and equipment	(299,999)	(1,085,392)
Capitalized platform development	(3,016,924)	(2,885,788)
Payments for acquisition of businesses, net of cash acquired	(7,356,949)	(315,289)
Net cash used in investing activities	(10,673,872)	(4,286,469)
Cash flows from financing activities
Proceeds from long-term debt	-	11,702,725
Borrowings (repayments) under line of credit	(473,400)	3,328,431
Proceeds from common stock private placement	20,005,000	-
Proceeds from issuance of Series H convertible preferred stock	-	113,000
Proceeds from issuance of Series J convertible preferred stock	-	6,000,000
Payments of issuance costs from common stock private placement	(167,243)	-
Payment for taxes related to repurchase of restricted common stock	(70,238)	(322,778)
Payment of restricted stock liabilities	(1,164,955)	-
Net cash provided by financing activities	18,129,164	20,821,378
Net decrease in cash, cash equivalents, and restricted cash	(806,032)	(3,738,498)
Cash, cash equivalents, and restricted cash – beginning of period	9,534,681	9,473,090
Cash, cash equivalents, and restricted cash – end of period	$8,728,649	$5,734,592
Supplemental disclosure of cash flow information
Cash paid for interest	$896,580	$437,314
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,347,624	$1,259,163
Issuance of common stock in connection with professional services	125,000	-
Deferred cash payments in connection with acquisition of The Spun	905,109	-
Assumption of liabilities in connection with acquisition of The Spun	1,500	-
Debt discount on delayed draw term note	-	913,865
Restricted stock units issued in connection with acquisition of LiftIgniter	-	500,000
Assumption of liabilities in connection with acquisition of LiftIgniter	-	140,381
Restricted stock issued in connection with acquisition of Fulltime Fantasy	502,500	-
Deferred cash payments in connection with acquisition of Fulltime Fantasy	419,367
Deemed dividend on Series H convertible preferred stock	-	132,663

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

The condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The impact during the first three quarters of 2021 of the novel coronavirus (“COVID-19”) on the Company has been less than the impact in the comparable period of the prior year. In 2021, restrictions on non-essential work activity have been largely lifted and sporting and other events are being held, with attendance closer to pre-pandemic levels, which has resulted in an increase in traffic and advertising revenue. The Company expects a continued modest growth in advertising revenue back toward pre-pandemic levels, however, such growth depends on future developments, including the duration and spread of the COVID-19 pandemic, whether related group gatherings and sports event advisories and restrictions will be put in place again, and the extent and effectiveness of containment and other actions taken, including the percentage of the population that receives COVID-19 vaccinations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation.

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

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update should lead to recognition and measurement consistent with what’s reported in the acquiree’s financial statements, provided that the acquiree prepared financial statements in accordance with U.S. GAAP. The new standard marks a change from current U.S. GAAP, under which assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts, are generally recognized at fair value at the acquisition date. ASU 2021-08 is effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within the fiscal year, and should be applied prospectively to business combinations on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that adopting this new accounting standard would have on its condensed consolidated financial statements.

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock awards are considered outstanding but are included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. All restricted stock units are included in the computation of basic loss per common share only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested. Contingently issuable shares are included in basic loss per common share only when there are no circumstances under which those shares would not be issued. Diluted loss per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company excluded the outstanding securities summarized below (capitalized terms are defined herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net income loss per common share, as their effect would have been anti-dilutive.

	As of September 30,
	2021	2020
Series G convertible preferred stock	188,791	188,791
Series H Preferred Stock	59,243,926	58,206,061
Series I Preferred Stock	-	46,200,000
Series J Preferred Stock	-	43,584,500
Indemnity shares of common stock	-	412,500
Restricted Stock Awards	4,147,936	3,674,996
Financing Warrants	2,882,055	2,882,055
ABG Warrants	21,989,844	21,989,844
AllHipHop warrants	125,000	-
Publisher Partner Warrants	789,541	789,541
Common Stock Awards	6,861,973	8,033,936
Common Equity Awards	161,367,349	82,400,952
Outside Options	3,050,000	2,982,111
Total	260,646,415	271,345,287

2. Acquisitions

Fulltime Fantasy Sports, LLC – On July 15, 2021, the Company entered into an asset purchase agreement with Fulltime Fantasy Sports, LLC, a Delaware limited liability company (“Fulltime Fantasy”), where it purchased certain intellectual property (including databases, documents and certain rights related to the intellectual property) and subscriber and customer records (collectively the “Purchased Assets”) and assumed certain liabilities related to the Purchased Assets. The purchase price consisted of: (1) a cash payment of $335,000 (paid in advance) including transaction related costs of $35,000, (2) the issuance of 750,000 shares the Company’s common stock (subject to certain vesting earn-out provisions and certain buy-back rights), with 250,000 shares of the Company’s common stock that vested at closing; and the remaining consideration subject to certain terms and conditions for material breach of certain agreements and acceleration provisions under certain conditions consisting of: (3) a cash earn-out payment of $225,000 and the vesting of 250,000 shares of the Company’s common stock on December 31, 2021, and (4) a cash earn-out payment of $225,000 and the vesting of 250,000 shares of the Company’s common stock on June 30, 2022.

The composition of the purchase price is as follows:

Cash (including $35,000 of transaction related costs)	$335,000
Restricted stock	167,500
Deferred cash payments	419,387
Deferred restricted stock	335,000
Total purchase consideration	$1,256,887

The purchase price resulted in $1,256,887 (including $35,000 of transaction related costs) being assigned to a database acquired at the closing date of the acquisition. The useful life for the database is three years (3.0 years).

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

The composition of the preliminary purchase price is as follows:

Cash	$10,829,893
Deferred cash payments	905,109
Total purchase consideration	$11,735,002

The Company incurred $128,076 in transaction costs related to the acquisition, which primarily consisted of legal and accounting. The acquisition related expenses were recorded in general and administrative expense on the condensed consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$3,772,944
Accounts receivable	1,833,323
Other current assets	4,567
Goodwill	6,722,495
Accrued expenses	(1,500)
Deferred tax liabilities	(596,827)
Net assets acquired	$11,735,002

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill will be deductible for tax purposes.

Petametrics Inc. – On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., doing business as LiftIgniter, a Delaware corporation (“LiftIgniter”), where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: (1) a cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) at closing, a cash payment of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing, the issuance of restricted stock for an aggregate of up to 312,500 shares of the Company’s common stock (of which 256,661 shares of the Company’s common stock were issued during the three months ended June 30, 2021 with 55,839 shares to be issued), and (5) on the second anniversary date of the closing, the issuance of restricted stock for an aggregate of up to 312,500 shares (subject to certain indemnifications) of the Company’s common stock.

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

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of September 30, 2021 and December 31, 2020 was $675,806 and $892,352, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of September 30, 2021 and December 31, 2020 was $31,257,268 and $28,146,895, respectively, on the condensed consolidated balance sheets. The noncurrent portion of the subscription acquisition costs as of September 30, 2021 and December 31, 2020 was $18,682,545 and $13,358,585, respectively, on the condensed consolidated balance sheets.

Certain contract amendments resulted in a modification to the subscription acquisition costs that will be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized (further details are provided under the heading Contract Balances in Note 12).

Property and Equipment – Property and equipment are summarized as follows:

	As of
	September 30, 2021	December 31, 2020
Office equipment and computers	$1,267,898	$1,341,292
Furniture and fixtures	1,005	19,997
Leasehold improvements	-	345,516
	1,268,903	1,706,805
Less accumulated depreciation and amortization	(600,240)	(577,367)
Net property and equipment	$668,663	$1,129,438

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $114,165 and $102,067, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $333,891 and $536,729, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the condensed consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2021	December 31, 2020
Platform development	$19,497,520	$16,027,428
Less accumulated amortization	(11,485,813)	(8,671,820)
Net platform development	$8,011,707	$7,355,608

A summary of platform development activity for the nine months ended September 30, 2021 and year ended December 31, 2020 is as follows:

	As of
	September 30, 2021	December 31, 2020
Platform development beginning of period	$16,027,428	$10,678,692
Payroll-based costs capitalized during the period	3,016,924	3,750,541
Total capitalized costs	19,044,352	14,429,233
Stock-based compensation	1,347,624	1,608,995
Dispositions	(894,456)	(10,800)
Platform development end of period	$19,497,520	$16,027,428

Amortization expense for the three months ended September 30, 2021 and 2020, was $1,143,673 and $909,631, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020, was $3,272,890 and $2,868,289, respectively.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of September 30, 2021			As of December 31, 2020
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,070,857	$(11,576,450)	$7,494,407	$19,070,857	$(8,283,740)	$10,787,117
Noncompete agreement	480,000	(480,000)	-	480,000	(480,000)	-
Trade name	3,328,000	(712,292)	2,615,708	3,328,000	(503,342)	2,824,658
Subscriber relationships	73,458,799	(28,992,944)	44,465,855	73,458,799	(18,105,041)	55,353,758
Advertiser relationships	2,240,000	(510,922)	1,729,078	2,240,000	(332,515)	1,907,485
Database	2,396,887	(904,030)	1,492,857	1,140,000	(531,183)	608,817
Subtotal amortizable intangible assets	100,974,543	(43,176,638)	57,797,905	99,717,656	(28,235,821)	71,481,835
Website domain name	20,000	-	20,000	20,000	-	20,000
Total intangible assets	$100,994,543	$(43,176,638)	$57,817,905	$99,737,656	$(28,235,821)	$71,501,835

Amortization expense for the three months ended September 30, 2021 and 2020 was $5,038,837 and $5,093,076, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $14,940,817 and $15,220,591, respectively. No impairment charges have been recorded during the nine months September 30, 2021 and 2020.

Other Long-term Liabilities – Other long-term liabilities consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Lease termination payments	$7,269,469	$541,381
Deferred cash payments	666,677	-
Other	136,296	211,984
	$8,072,442	$753,365

4. Leases

The Company’s leases are primarily comprised of real estate leases for the use of office space, with certain lease arrangements that contain equipment. The Company determines whether an arrangement that provides control over the use of an asset is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. Substantially, all of the leases are long-term operating leases for facilities with fixed payment terms between 1.5 and 7.9 years.

The table below presents supplemental information related to operating leases:

Nine Months Ended September 30, 2021
Operating cash flows for operating leases	$2,901,529
Noncash lease liabilities arising from obtaining operating leased assets during the period	$-
Weighted-average remaining lease term	6.00
Weighted-average discount rate	9.90%

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

Operating lease costs recognized for the three months ended September 30, 2021 and 2020 were $642,926 and $982,414, respectively. Operating lease costs recognized for the nine months ended September 30, 2021 and 2020 were $2,458,229 and $3,082,499, respectively.

Maturities of operating lease liabilities as of September 30, 2021 are summarized as follows:

Years Ending December 31,
2021 (remaining three months of the year)	$140,134
2022	472,084
2023	486,247
2024	500,834
2025	512,019
Thereafter	896,034
Minimum lease payments	3,007,352
Less imputed interest	(753,176)
Present value of operating lease liabilities	$2,254,176
Current portion of operating lease liabilities	$282,011
Long-term portion of operating lease liabilities	1,972,165
Total operating lease liabilities	$2,254,176

Effective September 30, 2021, the Company terminated a certain lease arrangement for office space and as a result, relinquished the space and derecognized a right-of-use asset of $15,673,474, a lease liability of $17,934,940 and recorded a penalty upon termination of $9,606,121 (as discounted since the amount of the liability and timing of the Cash Payments, as defined below, are fixed), resulting in a net loss upon termination of $7,344,655, which has been reflected in general and administrative expenses on the condensed consolidated statements of operations. In connection with the termination, the Company agreed to pay the landlord cash of $10,000,000 (the “Cash Payments”) and $1,475,000 in market rate advertising. The Cash Payments are due as follows: $1,000,000 on December 1, 2021; $1,000,000 on October 1, 2022; $4,000,000 on October 1, 2023; and $4,000,000 on October 1, 2024.

5. Line of Credit

FastPay Credit Facility – On February 27, 2020, the Company entered into a financing and security agreement with FPP Finance LLC (“FastPay”), pursuant to which FastPay extended a $15,000,000 line of credit for working capital purposes secured by a first lien on all of the Company’s cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bear interest at the LIBOR Rate plus 8.50% and have a final maturity of February 6, 2022. The balance outstanding as of September 30, 2021 and December 31, 2020 was $6,705,391 and $7,178,791, respectively. As of the date these condensed consolidated financial statements were issued or were available to be issued the balance outstanding was approximately $9,400,000.

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

The following table presents the components of the restricted stock liabilities:

	As of
	September 30, 2021	December 31, 2020
Restricted stock liabilities recorded upon modification of the restricted stock awards and units (1,064,549 restricted stock to be purchased at $4.00 per share)	$4,258,196	$4,258,196
Less imputed interest	(457,462)	(457,462)
Present value of restricted stock liabilities	3,800,734	3,800,734
Less payments (excluding imputed interest)	(1,342,379)	(177,425)
Restricted stock liabilities	$2,458,355	$3,623,309
Current portion of restricted stock liabilities (included in accrued expenses and other)	$1,936,734	$1,627,499
Long-term portion of restricted stock liabilities	521,621	1,995,810
Total restricted stock liabilities	$2,458,355	$3,623,309

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

These warrants are and the embedded conversion features were classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants and debentures, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility.

Warrant Derivative Liabilities

The following table presents the assumptions used for the warrant derivative liabilities under the Black-Scholes option-pricing model:

	As of September 30, 2021		As of December 31, 2020
	Strome Warrants	B. Riley Warrants	Strome Warrants	B. Riley Warrants
Expected life	1.70	4.50	2.45	4.79
Risk-free interest rate	0.28%	0.76%	0.13%	0.36%
Volatility factor	153.59%	142.59%	150.55%	140.95%
Dividend rate	0%	0%	0%	0%
Transaction date closing market price	$0.38	$0.38	$0.60	$0.60
Exercise price	$0.50	$0.33	$0.50	$0.33

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy:

	As of and for the Nine Months Ended September 30, 2021			As of and for the Nine Months Ended September 30, 2020
	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period	Carry Amount at Beginning of Period	Change in Valuation	Carrying Amount at End of Period
Strome Warrants	$704,707	$(339,924)	$364,783	$1,036,687	$63,160	$1,099,847
B. Riley Warrants	443,188	(156,888)	286,300	607,513	71,750	679,263
Total	$1,147,895	$(496,812)	$651,083	$1,644,200	$134,910	$1,779,110

For the three months ended September 30, 2021 and 2020, the change in valuation of warrant derivative liabilities recognized as other (expense) income on the condensed consolidated statement of operations, was $801,755 and ($517,405), respectively. For the nine months ended September 30, 2021 and 2020, the change in valuation of warrant derivative liabilities recognized as other (expense) income on the condensed consolidated statement of operations, as described in the above table, was $496,812 and ($134,910), respectively.

Embedded Derivative Liabilities

For the three months ended September 30, 2020, the change in valuation of embedded derivative liabilities recognized as other (expense) on the condensed consolidated statements of operations was ($2,370,000). For the nine months ended September 30, 2020, the change in valuation of embedded derivative liabilities recognized as other income on the condensed consolidated statements of operations was $2,173,000.

8. Long-term Debt

12% Second Amended Senior Secured Notes

Below is a summary of the various amended and restated notes, as well as various amendments thereto, to the 12% senior secured note that was originally issued on June 10, 2019, for gross proceeds of $20,000,000. The transactions leading up to the 12% second amended and restated note that is outstanding as of September 30, 2021 consisted of:

●	Amended and restated note issued on June 14, 2019, where the Company received gross proceeds of $48,000,000, together with the $20,000,000 gross proceeds received on June 10, 2019 for total gross proceeds of $68,000,000, due June 14, 2022;

●	First amendment to the amended and restated note issued on August 27, 2019, where the Company received gross proceeds of $3,000,000;

●	Second amendment to the amended and restated note issued on February 27, 2020, where the Company issued a $3,000,000 letter of credit to the Company’s landlord for leased premises; and

●	Second amended and restated note issued on March 24, 2020, where the Company was permitted to enter into a 15.0% delayed draw term note, in the aggregate principal amount of $12,000,000.

●	First amendment to second amended and restated note issued on March 24, 2020 was entered into on October 23, 2020 (“Amendment 1”), where the maturity date was changed to December 31, 2022, subject to certain acceleration conditions and interest payable on the notes on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K convertible preferred stock (the “Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments. During the three months ended September 30, 2021, the Company filed a Certificate of Elimination, which eliminated designation of the Series K Preferred Stock.

●	Second amendment to the second amended and restated note issued March 24, 2020 was entered into on May 19, 2021 (“Amendment 2”), with BRF Finance Co., LLC, an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, pursuant to which: (i) the interest rate on the 12% Second Amended Senior Secured Notes, as defined below, decreased from a rate of 12% per annum to a rate of 10% per annum; and (ii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to the securities purchase agreement (as further described below under the heading Common Stock Private Placement in Note 10) during the 90-day period commencing on May 20, 2021.

Collectively, the amended and restated notes and amendments thereto and the second amended and restated notes and Amendment 1 and Amendment 2 thereto are referred to as the “12% Second Amended Senior Secured Notes,” with all borrowings collateralized by substantially all assets of the Company.

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

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a note agreement with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (the “Paycheck Protection Program Loan”). The Company received total proceeds of $5,702,725 under the Paycheck Protection Program Loan. In accordance with the requirements of the CARES Act, the Company used proceeds from the Paycheck Protection Program Loan primarily for payroll costs. The Paycheck Protection Program Loan was scheduled to mature on April 6, 2022, with a 0.98% interest rate and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.

On June 22, 2021, the SBA authorized full forgiveness of $5,702,725 under the Paycheck Protection Program Loan; thus, the Company will not need to make any payments on the Paycheck Protection Program Loan that JPMorgan Chase facilitates as an SBA lender. JPMorgan Chase will apply the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s Paycheck Protection Program Loan. The requirements under this program are established by the SBA. All requests for Paycheck Protection Program Loan forgiveness are subject to SBA eligibility. The Company recorded a gain upon debt extinguishment for the nine months ended September 30, 2021 of $5,716,697 (including accrued interest) pursuant to the forgiveness in other (expense) income on the condensed consolidated statements of operations.

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Long-term Debt in Note 15.

The following table summarizes the long-term debt:

	As of September 30, 2021			As of December 31, 2020
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
12% Second Amended Senior Secured Note, as amended, due on December 31, 2022	$61,131,882	$(2,413,593)	$58,718,289	$56,296,091	$(3,739,690)	$52,556,401
Delayed Draw Term Note, as amended, due on March 31, 2022	4,717,714	(151,732)	4,565,982	4,294,318	(359,172)	3,935,146
Paycheck Protection Program Loan, scheduled to mature April 6, 2022, however, fully forgiven on June 22, 2021	-	-	-	5,702,725	-	5,702,725
Total	$65,849,596	$(2,565,325)	$63,284,271	$66,293,134	$(4,098,862)	$62,194,272

The current portion of long-term debt as of September 30, 2021 and December 31, 2020 was $4,565,982 and none, respectively, on the condensed consolidated balance sheets. The noncurrent portion of long-term debt as of September 30, 2021 and December 31, 2020 was $58,718,289 and $62,194,272, respectively, on the condensed consolidated balance sheets.

9. Preferred Stock

Series H Preferred Stock

On August 17, 2021, 50 shares of Series H convertible preferred stock (the “Series H Preferred Stock”) were converted into 151,515 shares of the Company’s common stock.

Series L Preferred Stock

On May 4, 2021, a special committee of the Board declared a dividend of one preferred stock purchase right to be paid to the stockholders of record at the close of business on May 14, 2021 for (i) each outstanding share of the Company’s common stock and (ii) each share of the Company’s common stock issuable upon conversion of each share of the Company’s Series H Preferred Stock. Each preferred stock purchase right entitles the registered holder to purchase, subject to a rights agreement, from the Company one one-thousandth of a share of the Company’s newly created Series L Junior Participating Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), at a price of $4.00, subject to certain adjustments. The Series L Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all noncash dividends or other distributions paid to the holders of the Company’s common stock. The Series L Preferred Stock will be entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are converted or exchanged, the Series L Preferred Stock will be entitled to receive 1,000 times the amount received per one share of the Company’s common stock.

10. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

Common Stock Private Placement

On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 21,435,718 shares of its common stock, at a per share price of $0.70 for aggregate gross proceeds of $15,005,000 in a private placement. On June 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 7,142,857 shares of its common stock, at a per share price of $0.70 for gross proceeds of $5,000,000 in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021. After payment of legal fees and expenses the investors of $167,244, of which $100,000 was paid in cash to B. Riley, the Company received net proceeds of $19,837,757. The proceeds will be used for general corporate purposes.

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

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. At any time during the period commencing from the twelve (12) month anniversary of the date the Company becomes current in its filing obligations and ending at such time that all of the common stock may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, if the Company (i) fails for any reason to satisfy the current public information requirement under Rule 144(c) or (ii) has ever been an issuer described in Rule 144(i)(1)(i) or becomes an issuer in the future, and the Company fails to satisfy any condition set forth in Rule 144(i)(2) (a “Public Information Failure”) then, in addition to such purchaser’s other available remedies, the Company must pay to a purchaser, in cash, as partial liquidated damages and not as a penalty (“Public Information Failure Damages”), an amount in cash equal to one percent (1.0%) of the aggregate subscription amount of the purchaser’s shares then held by the purchaser on the day of a Public Information Failure and on every thirtieth (30th) day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (a) the date such Public Information Failure is cured up to a maximum of five (5) 30-day periods and (b) such time that such public information is no longer required for the purchasers to transfer the shares pursuant to Rule 144. Public Information Failure Damages will be paid on the earlier of (i) the last day of the calendar month during which such Public Information Failure Damages are incurred and (ii) the third (3rd) business day after the event or failure giving rise to the Public Information Failure Damages is cured. In the event the Company fails to make Public Information Failure Damages in a timely manner, such Public Information Failure Damages will bear interest at the rate of 1.0% per month (prorated for partial months) until paid in full.

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of September 30, 2021 are summarized as follows:

			Outstanding
	Exercise Price	Expiration Date	Classified as Derivative Liabilities (Shares)	Classified within Stockholders’ Equity (Shares)	Total Exercisable (Shares)
MDB Warrants	$0.20	November 4,2021	-	327,490	327,490
Strome Warrants	0.50	June 15, 2023	1,500,000	-	1,500,000
B. Riley Warrants	0.33	October 18, 2025	875,000	-	875,000
MDB Warrants	1.15	October 19, 2022	-	119,565	119,565
MDB Warrants	2.50	October 19, 2022	-	60,000	60,000
Total outstanding and exercisable			2,375,000	507,055	2,882,055

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of September 30, 2021 was $102,698, based on a fair market value of the Company’s common stock of $0.38 per share on September 30, 2021.

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

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months ended September 30, 2021 and 2020 are summarized as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Three Months Ended September 30, 2021
Cost of revenue	$11,808	$23,217	$1,696,147	$967	$-	$-	$1,732,139
Selling and marketing	-	3,970	1,341,948	75,193	-	-	1,421,111
General and administrative	414,163	78,017	4,081,766	-	-	745,636	5,319,582
Total costs charged to operations	425,971	105,204	7,119,861	76,160	-	745,636	8,472,832
Capitalized platform development	2,328	-	483,854	2,690	-	-	488,872
Total stock-based compensation	$428,299	$105,204	$7,603,715	$78,850	$-	$745,636	$8,961,704

During the Three Months Ended September 30, 2020
Cost of revenue	$35,610	$53,149	$1,178,276	$2,471	$992	$-	$1,270,498
Selling and marketing	323,164	42,695	734,391	43,900	-	-	1,144,150
General and administrative	80,306	127,786	855,390	-	-	364,248	1,427,730
Total costs charged to operations	439,080	223,630	2,768,057	46,371	992	364,248	3,842,378
Capitalized platform development	88,619	32,680	267,013	1,188	-	-	389,500
Total stock-based compensation	$527,699	256,310	$3,035,070	$47,559	$992	$364,248	$4,231,878

Stock-based compensation and equity-based expense charged to operations or capitalized during the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
During the Nine Months Ended September 30, 2021
Cost of revenue	$60,838	$169,482	$4,694,925	$4,463	$-	$-	$4,929,708
Selling and marketing	-	13,899	3,820,996	224,371	-	-	4,059,266
General and administrative	559,505	297,283	10,344,247	-	-	1,498,217	12,699,252
Total costs charged to operations	620,343	480,664	18,860,168	228,834	-	1,498,217	21,688,226
Capitalized platform development	11,276	5,071	1,324,805	6,472	-	-	1,347,624
Total stock-based compensation	$631,619	$485,735	$20,184,973	$235,306	$-	$1,498,217	$23,035,850

During the Nine Months Ended September 30, 2020
Cost of revenue	$108,936	$150,915	$3,261,542	$5,644	$36,654	$-	$3,563,691
Selling and marketing	920,566	102,206	2,114,595	142,767	-	-	3,280,134
General and administrative	238,558	437,614	2,430,553	150,577	-	1,084,826	4,342,128
Total costs charged to operations	1,268,060	690,735	7,806,690	298,988	36,654	1,084,826	11,185,953
Capitalized platform development	234,611	154,445	864,656	5,451	-	-	1,259,163
Total stock-based compensation	$1,502,671	845,180	$8,671,346	$304,439	$36,654	$1,084,826	$12,445,116

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of September 30, 2021 was as follows:

	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Unrecognized compensation expense	$2,750,000	$-	$54,255,910	$135,741	$-	$3,788,429	$60,930,080
Expected weighted-average period expected to be recognized (in years)	1.68	-	2.14	0.44	-	1.63	2.08

Pursuant to an amendment with ABG-SI, LLC on June 4, 2021, the exercise price related to the ABG Warrants exercisable for up to 10,994,922 shares of the Company’s common stock was changed to $0.42 per share from $0.84 per share in exchange for additional benefits under the Sports Illustrated licensing agreement.

Further details as of the date these condensed consolidated financial statements were issued or were available to be issued are provided under the heading Compensation Plans in Note 15.

12. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by product line:
Advertising	$21,678,480	$9,409,031	$46,300,974	$28,788,631
Digital subscriptions	7,698,359	8,469,943	22,472,951	20,096,640
Magazine circulation	25,973,853	12,874,574	53,325,894	34,041,272
Other	4,222,816	1,336,445	5,835,682	2,667,243
Total	$59,573,508	$32,089,993	$127,935,501	$85,593,786
Revenue by geographical market:
United States	$57,762,726	$29,964,150	$123,697,063	$81,295,916
Other	1,810,782	2,125,843	4,238,438	4,297,870
Total	$59,573,508	$32,089,993	$127,935,501	$85,593,786
Revenue by timing of recognition:
At point in time	$51,875,149	$23,620,050	$105,462,550	$65,497,146
Over time	7,698,359	8,469,943	22,472,951	20,096,640
Total	$59,573,508	$32,089,993	$127,935,501	$85,593,786

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

The following table provides information about contract balances:

	As of
	September 30, 2021	December 31, 2020
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$15,708,139	$14,870,712
Magazine circulation	49,244,783	46,586,345
Advertising and other	6,352,733	168,619
	$71,305,655	$61,625,676
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$1,593,724	$593,136
Magazine circulation	17,444,012	22,712,961
Other	170,000	192,500
	$19,207,736	$23,498,597

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the condensed consolidated balance sheets. Digital subscription and magazine circulation revenue of $42,893,297 was recognized during the nine months ended September 30, 2021 from unearned revenue at the beginning of the year.

During January and February 2020, the Company modified certain digital and magazine subscription contracts that prospectively changed the frequency of the related issues required to be delivered on a yearly basis. The Company determined that the remaining digital content and magazines to be delivered are distinct from the digital content or magazines already provided under the original contract. As a result, the Company in effect established a new contract that included only the remaining digital content or magazines. Accordingly, the Company allocated the remaining performance obligations in the contracts as consideration from the original contract that has not yet been recognized as revenue.

13. Income Taxes

The provision for income taxes in interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly provision for income taxes, and estimate of the Company’s annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.

The effective tax rate benefit for the nine months ended September 30, 2021 and 2020 was 0.29% and 0.00%, respectively. The tax benefit for the nine months ended September 30, 2021 was primarily due to discrete items.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of September 30, 2021 and December 31, 2020.

14. Commitments and Contingencies

Revenue Guarantees

On a select basis, the Company has provided revenue share guarantees to certain independent publishers that transition their publishing operations from another platform to theMaven.net or maven.io. These arrangements generally guarantee the publisher a monthly amount of income for a period of 12 to 24 months from inception of the publisher contract that is the greater of (a) a fixed monthly minimum, or (b) the calculated earned revenue share. For the three months ended September 30, 2021 and 2020, the Company recognized publisher partner guarantees of $214,286 and $2,539,055, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized publisher partner guarantees of $3,781,240 and $7,541,619, respectively.

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

15. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Compensation Plans

From October 1, 2021 through the date these condensed consolidated financial statements were issued or were available to be issued, the Company granted approximately 90,000 restricted stock awards to employees and 910,000 common stock options exercisable for shares of its common stock to employees.

Long-term Debt

12% Second Amended Senior Secured Notes – The balance outstanding under the 12% Second Amended Senior Secured Notes as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $61.7 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $12.3 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.5 million.

Delayed Draw Term Note – The balance outstanding under the Delayed Draw Term Note as of the date these condensed consolidated financial statements were issued or were available to be issued was approximately $4.7 million, which included outstanding principal of approximately $3.6 million, and payment of in-kind interest of approximately $1.1 million that the Company was permitted to add to the aggregate outstanding principal balance.

Business Membership Agreement

Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships (each membership provides a certain number of accounts that equate to the use of the space granted). The term of the agreement is for twenty-seven months, with an initial period of three months at $25,000 per month for 30 accounts and secondary period for the remaining twenty-four months at $56,617 per month for 110 accounts. The agreement also provides for: (1) additional accounts at predetermined pricing; (2) early termination date of June 30, 2023 providing the Company gives notice by December 31, 2022; and (3) renewal of agreement at the end on the term for a twelve-month period at the then-current market price and pricing structure on such renewal date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 16, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We operate a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate and entertain. Our focus is on leveraging the Platform and iconic brands in targeted verticals to maximize the audience, improve engagement and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our owned and operated properties as well as properties we run on behalf of independent publisher partners. We operate the media businesses for Sports Illustrated, own and operate TheStreet, Inc. (“TheStreet”) and The Spun (collectively, Sports Illustrated, TheStreet and The Spun are hereinafter referred to as our “Owned and Operated Businesses”), and power more than 200 independent media publishers (each a “Publisher Partner”). Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports, finance) and where we can leverage the strength of our core brands to grow audience and monetization both within our core brands as well as our Publisher Partners. Each Publisher Partner joins the Platform by invitation-only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Partner. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization (SEO), social media, subscription marketing and ad monetization, Publisher Partners benefit from improved traffic and increased monetization. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Our growth strategy is to continue to expand the coalition by adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform. In each vertical, we seek to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Publisher Partners and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Platform.

On September 20, 2021, we re-branded to “The Arena Group.”

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity consisted of cash of approximately $8.2 million. In addition, we had the use of additional proceeds from our working capital facility with FastPay in the amount of approximately $8.3 million.  During the three months ended September 30, 2021, we generated positive cash flows from operations in the amount of approximately $1.7 million.  We experience seasonality with respect to our revenues, with the fourth quarter typically generating a significant portion of our revenues; thus, we expect the fourth quarter to continue to build upon our generation of positive cash flows from operations. The FastPay line of credit expires in the first quarter of 2022 and there is approximately a $4.6 million principal payment due on the Term Note on March 31, 2022. We are in negotiations with FastPay to increase, extend and improve the terms of the facility, of which there can be no assurances that these negotiations will result in any increase, extension, or improvement in the terms of the facility. Historically, we have relied on equity and debt offerings, to the extent available and, to a lesser extent, cash from operations to satisfy our liquidity needs. If we are unable to continue to generate positive cash flows, or otherwise extend the maturity date of our line of credit and the Term Note, we may need to seek additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase revenue.

In addition, we continue to be focused on growing our existing operations and seeking accretive and complementary strategic acquisitions as part of our growth strategy. We believe, that with additional sources of liquidity and the ability to raise additional capital or incur additional indebtedness to supplement our internal projections, we will be able to execute our growth plan and finance our working capital requirements.

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of September 30, 2021 and December 31, 2020 was as follows:

	As of
	September 30, 2021	December 31, 2020
Current assets	$79,380,241	$73,846,465
Current liabilities	(130,386,757)	(107,562,825)
Working capital deficit	(51,006,516)	(33,716,360)

As of September 30, 2021, we had a working capital deficit of approximately $51.0 million, as compared to approximately $33.7 million as of December 31, 2020, consisting of approximately $79.4 million in total current assets and approximately $130.4 million in total current liabilities. Included in current assets as of September 30, 2021 was approximately $0.5 million of restricted cash. Also included in our working capital deficit are noncash current liabilities, consisting of approximately $0.7 million of warrant derivative liabilities, leaving a working capital deficit that requires cash payments of approximately $50.9 million.

Our cash flows during the nine months ended September 30, 2021 and 2020 consisted of the following:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(8,261,324)	$(20,273,407)
Net cash used in investing activities	(10,673,872)	(4,286,469)
Net cash provided by financing activities	18,129,164	20,821,378
Net decrease in cash, cash equivalents, and restricted cash	$(806,032)	$(3,738,498)
Cash, cash equivalents, and restricted cash, end of period	$8,728,649	$5,734,592

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $8.3 million, consisting primarily of: approximately $125.1 million of cash received from customers (including payments received in advance of performance obligations); less (i) approximately $132.5 million of cash paid (a) to employees, Publisher Partners, expert contributors, suppliers, and vendors, and (b) for revenue share arrangements and professional services; and (ii) approximately $0.9 million of cash paid for interest; as compared to the nine months ended September 30, 2020, where net cash used in operating activities was approximately $20.3 million, consisting primarily of: approximately $82.1 million of cash received from customers (including payments received in advance of performance obligations); less (y) approximately $102.0 million of cash paid (a) to employees, Publisher Partners, suppliers, and vendors, and (b) for revenue share arrangements, advance of royalty fees and professional services; and (z) approximately $0.4 million of cash paid for interest.

For the nine months ended September 30, 2021, net cash used in investing activities was approximately $10.7 million, consisting primarily of: (i) approximately $7.4 million used to acquire a business; (ii) approximately $0.3 million for property and equipment; and (iii) approximately $3.0 million for capitalized costs for our Platform; as compared to the nine months ended September 30, 2020, where net cash used in investing activities was approximately $4.3 million consisting primarily of: (x) approximately $0.3 million used for the acquisition of a business; (y) approximately $1.1 million for property and equipment; and (z) approximately $2.9 million for capitalized costs for our Platform.

For the nine months ended September 30, 2021, net cash used by financing activities was approximately $18.1 million, consisting primarily of: (i) approximately $19.8 million in net proceeds from the private placement issuance of common stock; less (ii) approximately $0.5 million from repayment under our line of credit; and (iii) approximately $1.2 million in payments of restricted stock liabilities; as compared to the three months ended September 30, 2020, where net cash provided by financing activities was approximately $20.8 million, consisting primarily of: (i) approximately $6.1 million in net proceeds from the issuance of Series H Preferred Stock and Series J convertible preferred stock (the “Series J Preferred Stock”); (ii) approximately $11.7 million in net proceeds from the Delayed Draw Term Note and the Payroll Protection Program Loan; and (iii) approximately $3.3 million in borrowings of our line of credit; less (iv) approximately $0.3 million in payments for taxes relating to repurchase of restricted shares.

Results of Operations

Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$59,573,508	$32,089,993	$27,483,515	85.6%
Cost of revenue	32,173,859	24,708,941	7,464,918	30.2%
Gross profit	27,399,649	7,381,052	20,018,597	271.2%
Operating expenses
Selling and marketing	22,712,193	9,928,901	12,783,292	128.7%
General and administrative	23,023,883	7,172,175	15,851,708	221.0%
Depreciation and amortization	4,055,432	4,053,184	2,248	0.1%
Total operating expenses	49,791,508	21,154,260	28,637,248	135.4%
Loss from operations	(22,391,859)	(13,773,208)	(8,618,651)	62.6%
Total other (expense)	(2,544,494)	(7,491,223)	4,946,729	-66.0%
Loss before income taxes	(24,936,353)	(21,264,431)	(3,617,922)	17.3%
Income taxes	229,699	-	229,699	100.0%
Net loss	(24,706,654)	(21,397,094)	(3,442,223)	16.2%
Deemed dividend on Series H convertible preferred stock	-	(132,663)	132,663	-100.0%
Net loss attributable to common stockholders	$(24,706,654)	$(21,397,094)	$(3,309,560)	15.5%
Basic and diluted net loss per common stock	$(0.10)	$(0.55)	$0.45	-81.8%
Weighted average number of common stock outstanding – basic and diluted	252,811,058	39,186,432	213,624,626	545.1%

For the three months ended September 30, 2021, the total net loss was approximately $24.7 million. The total net loss increased by approximately $3.3 million as compared to the three months ended September 30, 2020, which had a net loss of approximately $21.4 million. The primary reasons for the increase in the total net loss is a lease termination charge of approximately $7.3 million and an increase in stock-based compensation of approximately $4.6 million during the three months ended September 30, 2021. The basic and diluted net loss per common share for the three months ended September 30, 2021 of $0.10 decreased from $0.55 for the three months ended September 30, 2020, primarily because of our net loss per common share decreased along with the increase of the daily weighted average shares outstanding to 252,811,058 shares from 39,186,432 shares.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect cost of revenue as a percentage of total revenue)
Revenue	$59,573,508	100.0%	$32,089,993	100.0%	$27,483,515	85.6%
Cost of revenue	32,173,859	54.0%	24,708,941	77.0%	7,464,918	30.2%
Gross profit	$27,399,649	46.0%	$7,381,052	23.0%	$20,018,597	271.2%

For the three months ended September 30, 2021, we had revenue of approximately $59.6 million, as compared to revenue of approximately $32.1 million for the three months ended September 30, 2020.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$21,678,480	36.4%	$9,409,031	29.3%	$12,269,449	38.2%
Digital subscriptions	7,698,359	12.9%	8,469,943	26.4%	(771,584)	-2.4%
Magazine circulation	25,973,853	43.6%	12,874,574	40.1%	13,099,279	40.8%
Other	4,222,816	7.1%	1,336,445	4.2%	2,886,371	9.0%
Total revenue	$59,573,508	100.0%	$32,089,993	100.0%	$27,483,515	85.6%

For the three months ended September 30, 2021, the primary sources of revenue were as follows: (i) advertising of approximately $21.7 million; (ii) digital subscriptions of approximately $7.7 million; (iii) magazine circulation of approximately $26.0 million; and (iv) approximately $4.2 million from other revenue. Our advertising revenue increased by approximately $12.3 million, due to additional revenue of approximately $6.8 million generated as a result of a doubling of advertising sponsorships of the Sports Illustrated Swim (“SI Swim”) business and other growth in the Sports Illustrated media business, and approximately $5.5 million generated as a result of The Spun, which was acquired during the second quarter of 2021. Our digital subscriptions decreased by approximately $0.8 million. Our magazine circulation increased by approximately $13.1 million reflecting a drive to increase subscribers in the fourth quarter of 2020 and the diminishing effect of acquisition accounting adjustments on the subscribers that existed when we began operating the Sports Illustrated media business. Our other revenue, primarily consisting of licensing and e-commerce revenue, increased by approximately $2.9 million due to additional revenue primarily for certain licensing agreements related to SI Swim and other Sports Illustrated media businesses.

Cost of Revenue

For the three months ended September 30, 2021, we recognized cost of revenue of approximately $32.2 million, which represented a 46% gross profit percentage, compared to approximately $24.7 million in the three months ended September 30, 2020, representing a 23% gross profit percentage. The increase in the cost of revenue of approximately $7.5 million during the three months ended September 30, 2021 is primarily from increases in: (i) printing, distribution, and fulfillment costs of approximately $3.4 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $2.6 million; (iii) other costs of revenue related to SI Swim of approximately $1.3 million; and (iv) amortization of our platform of approximately $0.2 million. The improvement in gross profit percentage was due to a decrease in partner revenue shares from 61% of digital advertising revenue in the third quarter of 2020 to 27% in the third quarter of 2021 as a result of the elimination of most partner guarantees near the end of last year.

For the three months ended September 30, 2021, we capitalized costs related to our Platform of approximately $1.5 million, as compared to approximately $1.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the capitalization of our Platform consisted of: (i) approximately $1.0 million in payroll and related expenses, including taxes and benefits; and (ii) approximately $0.5 million in stock-based compensation for related personnel.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Three Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$22,712,193	38.1%	$9,928,901	30.9%	$12,783,292	60.4%
General and administrative	23,023,883	38.6%	7,172,175	22.4%	15,851,708	74.9%
Depreciation and amortization	4,055,432	6.8%	4,053,184	12.6%	2,248	0.0%
Total operating expenses	$49,791,508		$21,154,260		$28,637,248	135.4%

Selling and Marketing. For the three months ended September 30, 2021, we incurred selling and marketing costs of approximately $22.7 million, as compared to approximately $9.9 million for the three months ended September 30, 2020. The increase in selling and marketing costs of approximately $12.8 million is primarily from increases in circulation costs of approximately $9.4 million; advertising costs of approximately $1.4 million; professional and marketing service costs of approximately $0.7 million; payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $1.3 million; office and occupancy costs of approximately $0.1 million; less a decrease in other selling and marketing related costs of approximately $0.1 million.

General and Administrative. For the three months ended September 30, 2021, we incurred general and administrative costs of approximately $23.0 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $7.2 million for the three months ended September 30, 2020. The increase in general and administrative expenses of approximately $15.9 million is primarily from an increase in our payroll, along with the related benefits and stock-compensation of approximately $5.5 million; an increase in professional services, including accounting, legal and insurance of approximately $2.2 million; an increase in facilities costs related to the lease termination of approximately $7.3 million and an increase in other general corporate expenses of approximately $0.9 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Three Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect other (expense) income as a percentage of the total)
Change in valuation of warrant derivative liabilities	$801,755	-31.5%	$(517,405)	6.9%	$1,319,160	-17.6%
Change in valuation of embedded derivative liabilities	-	0.0%	(2,370,000)	31.6%	2,370,000	-31.6%
Interest expense	(2,512,637)	98.7%	(4,253,180)	56.8%	1,746,556	-23.3%
Interest income	-	0.0%	1,116	0.0%	(7,129)	0.0%
Liquidated damages	(833,612)	32.8%	(319,903)	4.3%	(513,709)	6.9%
Other income	-	0.0%	(31,851)	0.4%	31,851	-0.4%
Total other (expense)	$(2,544,494)	100.0%	$(7,491,223)	100.0%	$4,946,729	-66.0%

Change in Valuation of Warrant Derivative Liabilities. There was approximately $1.3 million increase in noncash income related the change in the valuation of the warrant derivative liabilities for the three months ended September 30, 2021, as compared to the prior year period.

Change in Valuation of Embedded Derivative Liabilities. There was approximately $2.4 million increase in noncash income related the change in the valuation of the embedded derivative liabilities for the three months ended September 30, 2021, as compared to the prior year period.

Interest Expense. We incurred interest expense of approximately $2.5 million for the three months ended September 30, 2021, as compared to approximately $4.3 million for the three months ended September 30, 2020. The decrease in interest expense of approximately $1.8 million is primarily from an increase of approximately $0.2 million of other interest; less a decrease of accrued interest of approximately $0.8 million and a decrease from the amortization of debt discount on notes payable of approximately $1.2 million.

Liquidated Damages. We recorded liquidated damages of approximately $0.8 million for the three months ended September 30, 2021, an increase of approximately $0.5 million as compared to the three months ended September 30, 2020, primarily from issuance of our 12% Convertible Debentures, Series H Preferred Stock, Series I convertible preferred stock (the “Series I Preferred Stock”), Series J Preferred Stock, and Series K Preferred Stock. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$127,935,501	$85,593,786	$42,341,715	49.5%
Cost of revenue	83,978,050	76,321,953	7,656,097	10.0%
Gross profit	43,957,451	9,271,833	34,685,618	374.1%
Operating expenses
Selling and marketing	55,122,357	27,698,182	27,424,175	99.0%
General and administrative	44,230,360	24,852,891	19,377,469	78.0%
Depreciation and amortization	11,981,998	12,276,990	(294,992)	-2.4%
Total operating expenses	111,334,715	64,828,063	46,506,652	71.7%
Loss from operations	(67,377,264)	(55,556,230)	(11,821,034)	21.3%
Total other (expense)	(3,678,952)	(11,646,154)	7,967,202	-68.4%
Loss before income taxes	(71,056,216)	(67,202,384)	(3,853,832)	5.7%
Income taxes	229,699	-	229,699	100.0%
Net loss	$(70,826,517)	$(67,202,384)	$(3,624,133)	5.4%
Deemed dividend on Series H convertible preferred stock	-	(132,663)	132,663	-100.0%
Net loss attributable to common stockholders	(70,826,517)	(67,335,047)	(3,491,470)	5.2%
Basic and diluted net loss per common share	$(0.29)	$(1.72)	$1.43	-83.1%
Weighted average number of shares outstanding – basic and diluted	244,209,151	39,177,864	205,031,287	523.3%

For the nine months ended September 30, 2021, the total net loss was approximately $70.8 million. The total net loss increased by approximately $3.5 million as compared to the nine months ended September 30, 2020, which had a net loss of approximately $67.3 million. The primary reasons for the increase in the total net loss is a lease termination charge of approximately $7.3 million and an increase in stock-based compensation of approximately $10.5 million during the nine months ended September 30, 2021. The basic and diluted net loss per common share for the nine months ended September 30, 2021 of $0.29 decreased from $1.72 for the nine months ended September 30, 2020, primarily because our net loss per common share decreased along with the increase of the daily weighted average shares outstanding to 244,209,151 shares from 39,177,864 shares.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Nine Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect cost of revenue as a percentage of total revenue)
Revenue	$127,935,501	100.0%	$85,593,786	100.0%	$42,341,715	49.5%
Cost of revenue	83,978,050	65.6%	76,321,953	89.2%	7,656,097	10.0%
Gross profit	$43,957,451	34.4%	$9,271,833	10.8%	$34,685,618	374.1%

For the nine months ended September 30, 2021, we had revenue of approximately $127.9 million, as compared to revenue of approximately $85.6 million for the nine months ended September 30, 2020.

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Nine Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect product line as a percentage of total revenue)
Advertising	$46,300,974	36.2%	$28,788,631	33.6%	$17,512,343	20.5%
Digital subscriptions	22,472,951	17.6%	20,096,640	23.5%	2,376,311	2.8%
Magazine circulation	53,325,894	41.7%	34,041,272	39.8%	19,284,622	22.5%
Other	5,835,682	4.6%	2,667,243	3.1%	3,168,439	3.7%
Total revenue	$127,935,501	100.0%	$85,593,786	100.0%	$42,341,715	49.5%

For the nine months ended September 30, 2021, the primary sources of revenue were as follows: (i) advertising of approximately $46.3 million; (ii) digital subscriptions of approximately $22.5 million; (iii) magazine circulation of approximately $53.3 million; and (iv) approximately $5.8 million from other revenue. Our advertising revenue increased by approximately $17.5 million due to additional revenue of approximately $10.0 million generated as a result of the Sports Illustrated media business, approximately $6.5 million generated as a result of The Spun, which was acquired during the second quarter 2021, and approximately $1.0 million in revenue generated from our other business. Our digital subscriptions increased by approximately $2.4 million due to additional revenue generated by TheStreet. Our magazine circulation increased by approximately $19.3 million as a result of the Sports Illustrated media business. Our other revenue, primarily consisting of licensing and e-commerce revenue, increased by approximately $3.2 million, due to additional revenue of approximately $3.6 generated as a result of the Sports Illustrated media business, offset by an approximately $0.4 million decrease in revenue from our other business.

Cost of Revenue

For the nine months ended September 30, 2021, we recognized cost of revenue of approximately $84.0 million, a 34% gross profit percentage, compared to approximately $76.3 million in the nine months ended September 30, 2020, representing a 11% gross profit percentage. The increase of approximately $7.7 million in cost of revenue during the nine months ended September 30, 2021 is primarily from increases in: (i) our Publisher Partner guarantees and revenue share payments of approximately $1.7 million; (ii) payroll, stock-based compensation, and related expenses for customer support, technology maintenance, and occupancy costs of related personnel of approximately $4.2 million; (iii) printing, distribution, and fulfillment costs of approximately $0.4 million; (iv) other costs of revenue of approximately $1.1 million; and (v) amortization of our Platform of approximately $0.2 million.

For the nine months ended September 30, 2021, we capitalized costs related to our Platform of approximately $4.4 million, as compared to approximately $4.1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the capitalization of our Platform consisted of: (i) approximately $3.0 million in payroll and related expenses, including taxes and benefits; and (ii) approximately $1.3 million in stock-based compensation for related personnel.

Operating Expenses

The following table sets forth operating expenses and the corresponding percentage of total revenue:

	Nine Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect expense as a percentage of total revenue)
Selling and marketing	$55,122,357	43.1%	$27,698,182	32.4%	$27,424,175	42.3%
General and administrative	44,230,360	34.6%	24,852,891	29.0%	19,377,469	29.9%
Depreciation and amortization	11,981,998	9.4%	12,276,990	14.3%	(294,992)	-0.5%
Total operating expenses	$111,334,715		$64,828,063		$46,506,652	71.7%

Selling and Marketing. For the nine months ended September 30, 2021, we incurred selling and marketing costs of approximately $55.1 million, as compared to approximately $27.7 million for the nine months ended September 30, 2020. The increase in selling and marketing costs of approximately $27.4 million is primarily from an increase in circulation costs of approximately $22.4 million; payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $3.3 million; an increase in advertising costs of approximately $1.8 million; an increase in professional and marketing service costs of approximately $1.2 million; an increase in office, travel, conferences and occupancy costs of approximately $0.3 million; less a decrease in other selling and marketing related costs of approximately $1.0 million.

General and Administrative. For the nine months ended September 30, 2021, we incurred general and administrative costs of approximately $44.2 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $24.9 million for the nine months ended September 30, 2020. The increase in general and administrative expenses of approximately $19.4 million is primarily from an increase in our payroll, along with the related benefits and stock-compensation of approximately $8.4 million; an increase in professional services, including accounting, legal and insurance of approximately $3.1 million; an increase in facilities costs related to the lease termination of approximately $7.1 million; and an increase in other general corporate expenses of approximately $0.8 million.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Nine Months Ended September 30,				2021 versus 2020
	2021		2020		Change	% Change
	(percentages reflect other (expense) income as a percentage of the total)
Change in valuation of warrant derivative liabilities	$496,812	-13.5%	$(134,910)	1.2%	$631,722	-5.4%
Change in valuation of embedded derivative liabilities	-	0.0%	2,173,000	-18.7%	(2,173,000)	18.7%
Interest expense	(7,695,317)	209.2%	(12,169,315)	104.4%	4,480,011	-38.4%
Interest income	471	0.0%	4,499	0.0%	(10,041)	0.0%
Liquidated damages	(2,197,615)	59.7%	(1,487,577)	12.8%	(710,038)	6.1%
Other expense	-	0.0%	(31,851)	0.3%	31,851	-0.3%
Gain upon debt extinguishment	5,716,697	-155.4%	-	0.0%	5,716,697	-49.1%
Total other (expense)	$(3,678,952)	100.0%	$(11,646,154)	100.0%	$7,967,202	-68.4%

Change in Valuation of Warrant Derivative Liabilities. There was approximately $0.6 million increase in noncash income related the change in the valuation of the warrant derivative liabilities for the nine months ended September 30, 2021, as compared to the prior year period.

Change in Valuation of Embedded Derivative Liabilities. There was approximately $2.2 million decrease in noncash income related the change in the valuation of the embedded derivative liabilities for the nine months ended September 30, 2021, as compared to the prior year period.

Interest Expense. We incurred interest expense of approximately $7.7 million for the nine months ended September 30, 2021, as compared to approximately $12.2 million for the nine months ended September 30, 2020. The decrease in interest expense of approximately $4.5 million is primarily from an increase of approximately $0.5 million of other interest; less a decrease of approximately $1.6 million of accrued interest and a decrease of the amortization of debt discount on notes payable of approximately $3.4 million.

Liquidated Damages. We recorded liquidated damages of approximately $2.2 million for the nine months ended September 30, 2021, primarily from issuance of our 12% Convertible Debentures, Series H Preferred Stock, Series I Preferred Stock, and Series J Preferred Stock issued during 2020. The liquidated damages were recognized because we determined that: (i) registration statements covering the shares of common stock issuable upon conversion under the aforementioned instruments would not be declared effective within the requisite time frame; and (ii) that we would not be able to file our periodic reports in the requisite time frame with the SEC in order to satisfy the public information requirements under the securities purchase agreements.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment of $5,716,697 (including accrued interest) pursuant to the forgiveness of the Paycheck Protection Program Loan for the nine months ended September 30, 2021.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of such date in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, continues to implement procedures intended to remediate the material weaknesses identified as of September 30, 2021. During fiscal 2020, we engaged external certified public accountants to assist our accounting department and Chief Financial Officer in preparing the necessary periodic reports. In TheStreet merger, we also acquired some additional employees with accounting experience that has assisted us with preparing our periodic reports. Finally, we recently hired a Chief Accounting Officer to assist with the preparation of our periodic reports. We believe our accounting department is now capable of ensuring that we remain current with our periodic filing obligations. In addition, our Audit Committee is now assisting our Board in fulfilling its responsibility to oversee (i) the integrity of our financial statements, our accounting and financial reporting processes, and financial statement audits, (ii) our compliance with legal and regulatory requirements, (iii) our systems of internal control over financial reporting and disclosure controls and procedures, (iv) the engagement of our independent registered public accounting firm, and its qualifications, performance, compensation, and independence, (v) review and approval of related party transactions, and (vi) the communication among our independent registered public accounting firm, our financial and senior management, and our Board.

In addition, we intend to undertake the following additional remediation measures to address the material weaknesses described in this Quarterly Report:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

We will continue to evaluate and implement procedures as deemed appropriate to remediate these material weaknesses; however, we expect that the remediation of those matters that were deemed material weaknesses will be fully complete no later than December 31, 2021.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Certificate of Elimination of the Certificate of Designation of Series F Convertible Preferred Stock, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2021.

3.2	Certificate of Elimination of the Certificate of Designation of Series I Convertible Preferred Stock, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on September 13, 2021.

3.3	Certificate of Elimination of the Certificate of Designation of Series J Convertible Preferred Stock, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed on September 13, 2021.

3.4	Certificate of Elimination of the Certificate of Designation of Series K Convertible Preferred Stock, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed on September 13, 2021.

10.1	Amended Consulting Agreement, dated June 3, 2021, by and between the Company, Maven Coalition, Inc., and James C. Heckman Jr., which was filed as Exhibit 10.103 to our Registration Statement on Form S-1 filed on October 29, 2021.

10.2	General Release and Continuing Obligations Agreement, dated June 3, 2021, by and between the Company, Maven Coalition, Inc., and James C. Heckman Jr., which was filed as Exhibit 10.104 to our Registration Statement on Form S-1 filed on October 29, 2021.

10.3	Amendment to 2016 Stock Incentive Plan Option Agreement, dated June 3, 2021, by and between the Company and James C. Heckman Jr., which was filed as Exhibit 10.105 to our Registration Statement on Form S-1 filed on October 29, 2021.

10.4	Amendment to 2019 Stock Incentive Plan Option Agreement, dated June 3, 2021, by and between the Company and James C. Heckman Jr., which was filed as Exhibit 10.105 to our Registration Statement on Form S-1 filed on October 29, 2021.

10.5*	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TheMaven, Inc.

Date: November 15, 2021	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ SPIROS CHRISTOFORATOS
Spiros Christoforatos
Chief Accounting Officer
(Principal Accounting Officer)

