Form 10-K
period 2021-12-31
Arena Group Holdings, Inc.
filed 2022-04-01
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

THE ARENA GROUP HOLDINGS, INC.

(formerly known as theMaven, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street 24th Floor New York, New York	10281
(Address of principal executive offices)	(Zip Code)

(212) 321-5002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AREN	NYSE American

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(b) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

As of June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter for fiscal 2021, the aggregate market value of the common stock held by non-affiliates was $59,889,207. This calculation is based upon the closing price of the common stock of $17.16 per share on that date, as reported by the OTC Markets Group Inc.

As of March 21, 2022, the Registrant had 17,417,490 shares of common stock outstanding.

Form 10-K

EXPLANATORY NOTE

All statements of shares and per-share information in this Annual Report on Form 10-K (this “Annual Report”) reflect a one-for-twenty-two (1-for-22) reverse stock split of our outstanding common stock, par value $0.01 per share (our “common stock”), effective at 8:00 p.m. Eastern Time on February 8, 2022, and implemented at the beginning of trading on the NYSE American on February 9, 2022 (the “Reverse Stock Split”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

We caution investors that any forward-looking statements presented in this Annual Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Certain risks are discussed in this Annual Report and also from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC” or “Commission”).

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

Part I

Item 1. Business

The Arena Group Holdings, Inc. (the “Company,” “Arena Group,” “we,” “our,” or “us”), is a data-driven media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance) and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publishers (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our 35 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated (“Sports Illustrated”), own and operate TheStreet, Inc. (“TheStreet”) and College Spun Media Incorporated (“The Spun”), and power more than 200 independent Publisher Partners, including Biography, History, and the many sports team sites that comprise FanNation, among others. Each Publisher Partner joins the Platform by invitation-only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization (SEO), social media, subscription marketing and ad monetization, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Corporate History

We were originally incorporated in Delaware as Integrated Surgical Systems, Inc. (“Integrated”) in 1990. On October 11, 2016, Integrated and TheMaven Network, Inc. (“Maven Network”) entered into a share exchange agreement (the “Share Exchange Agreement”), whereby the stockholders of Maven Network agreed to exchange all of the then-issued and outstanding shares of common stock for shares of common stock of Integrated. On November 4, 2016, the parties consummated a recapitalization pursuant to the Share Exchange Agreement and, as a result, Maven Network became a wholly owned subsidiary of Integrated. Integrated changed its name to theMaven, Inc. on December 2, 2016.

In 2018, we acquired HubPages, Inc., a Delaware corporation (“HubPages”), and Say Media, Inc., a Delaware corporation (“Say Media”). Say Media changed its name on January 6, 2020 to Maven Coalition, Inc. and then again on February 18, 2022 to The Arena Platform, Inc. (“Arena Platform”). In 2019, we acquired TheStreet. Also, in 2019, we entered into a licensing agreement, as amended by Amendment No. 1 dated September 1, 2019, Amendment No. 2 dated April 1, 2020, Amendment No. 3 dated July 28, 2020, Amendment No. 4 dated June 4, 2021, and side letter dated June 4, 2021 (collectively, the “Sports Illustrated Licensing Agreement”) with ABG-SI LLC (“ABG”), pursuant to which we have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands, and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines, and the licensing and/or syndication of certain products and content under the Sports Illustrated brand.

In 2020, we acquired substantially all the assets of Petametrics Inc., doing business as LiftIgniter, a Delaware corporation (“LiftIgniter”). In 2021, we acquired all of the issued and outstanding shares of capital stock of The Spun.

On September 20, 2021, we re-branded to “The Arena Group.” Effective at 8:00 p.m. Eastern Time on February 8, 2022, we changed our formal corporate name to The Arena Group Holdings, Inc. in conjunction with our filing a Certificate of Amendment and Certificate of Corrections with the State of Delaware and obtaining approval from the Financial Industry Regulatory Authority (“FINRA”). On February 9, 2022, our common stock began trading on the NYSE American.

The Platform

We developed the Platform, a proprietary online publishing platform that provides our owned and operated media businesses, Publisher Partners, who are third parties producing and publishing content on their own domains, and individual creators contributing content to our owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by us. We have also developed proprietary advertising technology, techniques and relationships that allow us, our Publisher Partners and Expert Contributors to monetize online, editorially focused content through various display and video advertisements and tools and services for driving a subscription or membership based business and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”). Our Platform offers audiences bespoke content with optimized design and page construction.

The Platform comprises state-of-the-art publishing tools, video platforms, social distribution channels, newsletter technology, machine learning content recommendations, notifications, and other technology that deliver a complete set of features to drive a digital media business in an entirely cloud-based suite of services. Our software engineering and product development teams are experienced at delivering these services at scale. We continue to develop the Platform software by combining proprietary code with components from the open-source community, plus select commercial services as well as identifying, acquiring, and integrating other platform technologies, where we see unique long-term benefits to us.

The Platform Services include:

●	Content management, machine learning driven content recommendations, traffic redistribution, hosting and bandwidth;

●	Video publishing, hosting, and player solution via an integrated set of third-party providers;

●	Dashboards for our Publisher Partners as well as integration with leading analytics services like Google Analytics;

●	Digital subscriptions and membership with paywalls, exclusive member access, and metering, credit card processing and reporting;

●	User account management;

●	User account migration to platform, including emails and membership data;

●	Technical support team to train and support our Publisher Partners and staff (if applicable) on the Platform;

●	Advertising serving, trafficking/insertion orders, yield management, and reporting and collection;

●	Dedicated customer service and sales center to assist our Publisher Partners with customer support, sign-ups, cancellations, and “saves;”

●	Services for maintaining evergreen content to Expert Contributors;

●	Various syndication integrations (e.g., Apple News, Facebook Instant Articles, Google AMP, Google news and RSS feeds);

●	Structured data objects (i.e., structured elements such as recipes or products); and

●	Other features, as they may be added to the Platform from time to time.

Our Platform partners use the Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of our Publisher Partners and us (the “Partner Agreements”). Our Publisher Partners incur the costs with respect to creating their content; thus, not requiring capital expenditures by us. Pursuant to the Partner Agreements, we and our Publisher Partners split revenue generated from the Platform Services used in connection with the Publisher Partner’s content based on certain metrics such as whether the revenue was from direct sales, was generated by our Publisher Partner or us, was generated in connection with a subscription or a membership, was based on standalone or bundled subscriptions or whether the revenue was derived from affiliate links.

Subject to the terms and conditions of each Partner Agreement and in exchange for the Platform Services, our Publisher Partners grant us, for so long as our Publisher Partner’s assets are hosted on the Platform, (i) exclusive control of ads.txt with respect to our Publisher Partner’s domains and (ii) the exclusive right to include our Publisher Partner’s website domains and related URLs in our coalition in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen or other similar measuring services selected by us. As such, the Platform serves as the primary digital media and social platform with respect to each of our Publisher Partners’ website domains during the applicable term of each Partner Agreement.

Our Brands and Growth Strategy

Our business model is to grow our Platform audience while striving to diversify revenue and drive gross margin through traditional media brands as well as new digital-first brands. We believe our vertical model allows us and our partners to leverage audience growth, technological efficiencies and cost savings across all of our brands. Our vertical model consists of (i) acquiring or partnering with powerful brands that can offer our audience bespoke content and domain authority, (ii) forming key strategic partnerships with like-minded partners of high-quality content, (iii) partnering with entrepreneurial publishers to drive local content at variable cost tied to performance, and (iv) growing our Publisher Partners on our network to expand our content offerings and add scale to the ecosystem. In late 2021, both Sports Illustrated and TheStreet increased its focus on producing data-driven breaking and trending news packaged specifically for Facebook News.

Our growth strategy is to continue to expand the coalition by adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform. In each vertical, we seek to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory specialists, and further enhance coverage with individual Expert Contributors. The primary means of expansion is adding independent Publisher Partners or acquiring publishers that have premium branded content and can broaden the reach and impact of the Platform. As our digital revenue and gross margin grows, we believe we can further accelerate our growth. Specifically, our 2022 growth initiatives include: (i) increasing syndication of the content on our Platform through the re-publishing the content on third-party websites, (ii) offering of podcasts and e-commerce through our Platform, (iii) growing Sports Illustrated sportsbook (“SI Sportsbook”), (iv) acquiring or developing new verticals for our users, and (v) continuing to identify and partner with new Publisher Partners.

The Arena Group

We operate a best-in-class digital media platform empowering premium publishers who impact, inform, educate, and entertain. We operate the media businesses for Sports Illustrated and TheStreet, and power more than 200 independent brands, including Biography, History, and the many team sports sites that comprise FanNation, among others. These brands range from niche media businesses to world-leading independent publishers, operating on the Platform, a shared digital publishing, monetization, and distribution platform.

Sports Illustrated

We assumed management of certain Sports Illustrated media assets (pursuant to the Sports Illustrated License Agreement) on October 4, 2019. Sports Illustrated is owned by ABG, a brand development, marketing, and entertainment company. Since assuming management of the Sports Illustrated media assets, we have implemented significant changes to rebuild the historic brand and beacon of sports journalism, to evolve and expand the business, and to position it for growth and continued success going forward.

SI Sportsbook was launched in 2021 in Colorado. We provide the content for SI Sportsbook and our partner, 888 Holdings PLC, one of the world’s leading online betting and gaming companies, provides the gambling engine. The SI Sportsbook covers the NFL, CFB, NCAAMB, MLB, NBA, NHA, PGA, Horse Racing, UCF, Boxing. The content we provide includes: (i) Sports Illustrated winners club newsletter, live NFL pre-game show and twitter spaces, (ii) NFL and CFB game betting previews and player props, (iii) five new betting articles series, and (iv) four new video on-demand betting series. SI Sportsbook intends to expand into additional markets by the end of 2023.

With respect to Sports Illustrated Swim (“SI Swim”), we have continued to transition it to a female-focused lifestyle brand, with the annual content release in July 2021. With respect to our fan-facing event to celebrate our annual content release and ongoing digital sponsorships, we partnered with Hard Rock, Diageo, and Vita Coco.

In addition, we partnered with iHeartMedia, Inc. to co-produce original podcasts. The iHeartPodcast Network will distribute the podcasts as well as distribute Sports Illustrated’s existing podcasts across iHeartRadio and everywhere podcasts are heard.

TheStreet

TheStreet is a leading financial news and information provider to investors and institutions worldwide and has produced business news and market analysis for individual investors. TheStreet brings its editorial tradition, strong subscription platform, and valuable membership base to us, and benefits from our mobile-friendly CMS, social, video, and monetization technology. As we previously disclosed, our agreement with Jim Cramer expired in September 2021 and we have refocused our efforts to broaden our targeted user base to a more diverse demographic profile.

HubPages

We acquired HubPages to enhance the user’s experience by increasing content, including from individual creators contributing content to our owned and operated sites. HubPages operates a network of premium content channels that act as an open community for writers, explorers, knowledge seekers, and conversation starters to connect in an interactive and informative online space. HubPages operates in the United States.

Arena Platform

We acquired Arena Platform to enhance the user’s experience by increasing content. Now fully integrated into the Platform, Arena Platform’s technology provides a comprehensive online media publishing platform and enables brand advertisers to engage today’s social media consumer through rich advertising experiences across its network of web properties. Arena Platform operates in the United States.

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

The Spun

The Spun (thespun.com), founded in September 2012, is an online independent sports publication that brings readers the most interesting athletic stories of the day. The Spun focuses on the social media aspect of the industry. The former Chief Executive Officer of The Spun is now serving as our Vice President of Growth for Sports, a role we believe will continue to assist us in growing our sports vertical business.

Other Publisher Partners

We have multiple team specific and niche sports sites under the brand FanNation. Additionally, Fadeaway World which is a sports-oriented Publisher Partner, joined our Platform in May 2021, and is a fast-growing online basketball media brand focused on breaking news and commentary.

Intellectual Property

We have seven patent registrations in the United States in connection with our technology. The patents expire at various times through 2033. All of our patent registrations are owned by our wholly-owned subsidiary, Arena Platform.

Maven and Key Design

We currently have trademark registrations directed to our key design logo and the MAVEN name in the United States, Australia, China, the European Union (the “EU”), the United Kingdom, India, Japan, and New Zealand, as well as international Madrid Protocol registrations. We have a trademark application directed to our key design logo pending in Canada, and a trademark registration for the MAVEN name in Canada.

Moreover, we have a United States trademark registration for the word mark MAVEN COALITION, trademark registrations in the EU and the United Kingdom for the word mark THEMAVEN, and a United States trademark registration for the word mark A MAVEN CHANNEL. We have trademark registrations for the work mark A MAVEN CHANNEL in Australia, New Zealand, the EU, and the United Kingdom, and applications for the word mark A MAVEN CHANNEL pending in Canada and Mexico, as well as an international Madrid Protocol registration.

The above trademark registrations are subject to renewals at various times through 2031.

Other Marks

We have trademark registrations for the word marks ACTION ALERTS PLUS, ALPHA RISING, BANKING MY WAY, BULL MARKET FANTASY, INCOME SEEKER, LIFTIGNITOR, MAIN ST. (logo), REAL MONEY, REALMONEY, STREETLIGHTNING, THE SPUN, TEMPEST, THESTREET, THESTREET.COM, and THE STREET (logo) in the United States and a pending application for the word mark THESTREET SMARTS in the United States. We also have trademark applications for the marks ACTION ALERTS PLUS, BULL MARKET FANTASY, REAL MONEY, and THESTREET pending in Canada.

We have trademark applications for the marks THE ARENA, THE ARENA GROUP, and THE ARENA GROUP (logo) pending in the United States. We also have Madrid Protocol applications pending for the word mark THE ARENA GROUP and for THE ARENA GROUP logo mark, each seeking registration of the marks in Australia, Canada, China, EU, Mexico, New Zealand, and the United Kingdom.

We have a United States trademark registration for the word mark HUBPAGES, and trademark registrations for the HUBPAGES mark in Argentina, Australia, Brazil, Canada, China, Colombia, the EU, Hong Kong, India, Indonesia, Japan, Mexico, New Zealand, Peru, Philippines, South Korea, South Africa, and the United Kingdom, as well as an international Madrid Protocol registration.

We continue to file updated trademark applications to reflect our branding evolution and intend to continue strengthening our trademark portfolio as financial resources permit.

The above trademark registrations are subject to renewals at various times through 2032.

Our Publisher Partners and Licensing

In connection with our Partner Agreements and any other applicable agreements between us and our Publisher Partners, (i) we and our affiliates own and retain (a) all right, title, and interest in and to the Platform, other monetization services (“Monetization Solutions”) and data collected by us, and (b) we and our licensors’ trademarks and branding and all software and technology we use to provide and operate the Platform and Monetization Solutions, and (ii) each Publisher Partner owns and retains (a) all right, title, and interest in and to the Publisher Partner’s assets, content, and data collected by Publisher Partner and (b) each Publisher Partner’s trademarks and branding.

Seasonality

We experience typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Competition

Currently, we believe that there are many competitors delivering niche media content on the web and on mobile devices and an even broader array of general media companies and major media brands. All those competitors use mobile alerts, invest heavily in video, and leverage social media. We believe that we have developed distribution, production, and technology tactics that are superior because our management team’s tactics in the past with prior companies have proven to be highly engaging and effective for our particular model, which organizes channels into interest groups, led by key brands, such as Sports Illustrated in the sports vertical and TheStreet in the finance vertical.

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

In addition, even though do not compete in the same market, we view Nexstar Media Group, Inc. and Ziff Davis as peer companies for purposes of comparing our performance.

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

Several government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. All states have enacted some form of data privacy legislation, including data security and breach notification laws in all 50 states, and some form of regulation regarding the collection, use and disclosure of personal information at the federal level and in several states. California has been the most active in consumer privacy legislation, including passing a comprehensive law requiring transparency, access, and choice known as the California Consumer Privacy Act of 2018 (the “CCPA”), which was amended in November 2020 by a ballot measure known as the California Privacy Rights Act (the “CPRA”). The CCPA went into effect January 1, 2020, with enforcement having begun in June 2020. The CPRA goes into effect over time, with enforcement to begin July 2023. Other states are also considering comprehensive consumer privacy legislation. Certain states have also enacted legislation requiring certain encryption technologies for the storage and transmission of personally identifiable information, including credit card information, and more states are considering laws for or have enacted laws about information security, which may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of those states. Data privacy and information security legislation is also being considered at the federal level, concerning the privacy of individuals and use of internet and marketing information. In the United States, the Federal Trade Commission (“FTC”) and attorneys general in several states have oversight of business operations concerning the use of personal information and breaches of the privacy laws under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company discloses all material practices and fully complies with representations in the policies regarding the manner in which the information provided by consumers and other visitors to a website is used and disclosed by it, and the failure to do so could give rise to a complaint under state or federal unfair competition or consumer protection laws. The California Attorney General has begun aggressively investigating companies, especially those with websites, with respect to CCPA compliance and these investigations reportedly include inquiries into issues for which there has not yet been clear guidance issued by the state, such as regarding third party cookies that collect personal information from users when they visit our and other websites.

We review our privacy policies and overall operations on a regular basis to ensure compliance with applicable United States federal and state laws, and to the extent applicable, any foreign laws. We launched a CCPA compliance program in January 2020 and at the end of 2020 reviewed the program and adjusted our privacy notice and compliance program practices to account for our evolving practices and the new CCPA regulations, which were promulgated in July 2020 and continue to be subject to ongoing rulemaking. We believe the position we take regarding various CCPA issues, including third party cookies, is based on sound and good faith interpretations of the law based on consultation with legal counsel. However, there are conflicting interpretations of the law that have been adopted by various parties in the digital media industry, and given the lack of guidance to date on many of these issues, our compliance posture on some issues might not be accepted by the State of California.

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

Social networking websites are under increasing scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil or criminal penalties on owners or operators of social networking websites.

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

Legislation concerning the above-described online activities has either been enacted or is in various stages of development and implementation in other countries around the world and could affect our ability to make our websites available in those countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. United States law offers limited safe harbors and immunities to publishers for certain liability arising out of user-posted content, but other countries do not. Further, there are a number of legislative proposals in the United States and internationally, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties and liability for defamation or other claims arising out of user-posted content. Our business could be negatively impacted if applicable laws subject us to greater regulation or risk of liability.

Our business could also be adversely affected if regulatory enforcement authorities, such as the California Attorney General or EU/EEA data protection authorities, take issue with any of our approaches to compliance, or if new laws, regulations or decisions regarding the collection, storage, transmission, use or disclosure of personal information are implemented in such ways that impose new or additional technology requirements on us, limit our ability to collect, transmit, store and use or disclose the information, or if government authorities or private parties challenge our data privacy or security practices that result in liability to, or restrictions, on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

Furthermore, governments of applicable jurisdictions might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence or operate in those jurisdictions. As our platforms, products and advertisement activities are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions. We address state and local jurisdictions where we believe we have nexus, however, there can be no assurance that we have complied with all jurisdictions that may assert that we owe taxes.

Concentration of Customer Risk

In fiscal 2021, we had sales to one customer that comprised approximately 11.3% of our total revenue. In fiscal 2020, we did not have any customers that comprised a significant portion of our revenue.

Employees

Our total number of employees as of December 31, 2021, was 364, of which 333 were full-time employees and 21 were part-time employees. Roughly 26% of our workforce, or 96 employees, is represented by a union named The NewsGuild of New York, CWA Local 31003 (the “Guild”) pursuant to a binding Memorandum of Agreement executed by and between the Guild and The Arena Media Brands, LLC (“Arena Media”) on December 31, 2021 (the “MOA”), which covers Sports Illustrated editorial staff. The MOA is intended to be finalized in the form of a collective bargaining agreement in the second quarter of fiscal 2022. The MOA comprehensively addresses the terms of employment for covered employees and non-employees regarding, among other things, wages, raises, bonuses, severances, benefits, discipline and the like. We have incorporated the terms of the MOA into our fiscal 2022 employment practices.

Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future results to differ materially from those currently expected. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, or our ability to pay our debts and other liabilities could suffer. As a result, the trading price and liquidity of our securities could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

RISKS RELATED TO OUR BUSINESS AND OUR FINANCIAL CONDITION

Our business operations may be materially and adversely affected by the coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, quarantine and shelter-in-place orders, and postponement or cancellation of in-person events, including sporting events. The COVID-19 pandemic has, at times, significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic has had less of an impact during fiscal year 2021 on our business and results of operations than the prior fiscal year due to sporting events and society generally being less restricted and impacted by the pandemic. That does not, however, provide assurance that future variants of COVID-19, or other diseases, will not emerge. If that happens, it is possible that the sporting events will again be postponed or canceled. Given that Sports Illustrated, which relies on sporting events to generate content for the Sports Illustrated media business, comprises a material portion of our revenues, our cash flows and results of operations are susceptible to a widespread cancellation of sporting events or a general limitation of societal activity akin to what is widely known to have occurred in the Unites States and elsewhere during the 2020 calendar year. Future widespread shutdowns of in-person economic activity could have a materially detrimental impact on our business. We continue to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities.

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

We have a history of losses. In fiscal 2021, we had net loss of approximately $89.9 million, compared to approximately $89.2 million in fiscal 2020. Our accumulated deficit as of December 31, 2021 was approximately $252.2 million. We may continue to incur losses in the future if we do not achieve sufficient revenue to achieve and maintain profitability. There is no assurance that our operations will generate sufficient cash flows to support our continued operations in the future without needing to seek additional capital funding or borrowings. We can provide no assurance that if we need to seek such additional outside capital that it will be available on favorable terms or at all. Any failure to achieve and maintain profitability could have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act (“Sarbanes”), or if we fail to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected. As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the NYSE American, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all. In addition, pursuant to Section 404 of Sarbanes, we are required to evaluate and provide a management report of our systems of internal control over financial reporting. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If we fail to retain current users or add new users, or if our users decrease their level of engagement with the Platform, our business would be seriously harmed. The success of our business heavily depends on the size of our user base and the level of engagement of our users. Thus, our business performance will also become increasingly dependent on our ability to increase levels of user engagement in existing and new markets. We are continuously subject to a highly competitive market in order to attract and retain our users’ attention. A number of factors could negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing platforms instead of ours;
●	we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;
●	we fail to accurately anticipate consumer needs, or we fail to innovate and develop new software and products that meet these needs;
●	we fail to price our products competitively;
●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
●	we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage on our products;
●	there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;
●	there are increased user concerns related to privacy and information sharing, safety, or security;
●	there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;
●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
●	we, our Publisher Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or
●	we fail to maintain our brand image or our reputation is damaged.

Any decrease in user retention, growth, or engagement could render our products less attractive to users, advertisers, or our Publisher Partners, thereby reducing our revenues from them, which may have a material and adverse impact on our business, financial condition, and results of operations. In addition, there can be no assurance that we will succeed in developing products and services that eventually become widely accepted, that we will be able to timely release products and services that are commercially viable, or that we will establish ourselves as a successful player in a new business area. Our inability to do so would have an adverse impact on our business, financial condition, and results of operations.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed. The digital media industry is fragmented and highly competitive. There are many players in the digital media market, many with greater name recognition and financial resources, which may give them a competitive advantage. Some of our current and potential competitors have substantially greater financial, technical, marketing, distribution, and other resources than we do. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer, and user requirements and trends. In addition, our customers and strategic partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of the Platform to achieve or maintain more widespread market acceptance, any of which could adversely affect our revenues and operating results. With the introduction of new technologies, the evolution of the Platform, and new market entrants, we expect competition to intensify in the future.

We may have difficulty managing our growth. We have added, and expect to continue to add, publisher partner and end-user support capabilities, to continue software development activities, and to expand our administrative operations. In the past two years, we have entered into multiple strategic transactions. These strategic transactions, which have significantly expanded our business, have and are expected to place a significant strain on our managerial, operational, and financial resources. To manage any further growth, we will be required to improve existing, and implement new, operational, customer service, and financial systems, procedures and controls and expand, train, and manage our growing employee base. We also will be required to expand our finance, administrative, technical, and operations staff. There can be no assurance that our current and planned personnel, systems, procedures, and controls will be adequate to support our anticipated growth, that management will be able to hire, train, retain, motivate, and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business could be harmed.

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

We rely heavily on our ability to collect and disclose data and metrics in order to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data that our advertisers find useful would impede our ability to attract and retain advertisers. Our advertising revenue could be seriously harmed by many other factors, including:

●	a decrease in the number of active users of the Platform;
●	our inability to create new products that sustain or increase the value of our advertisements;
●	our inability to increase the relevance of targeted advertisements shown to users;
●	adverse legal developments relating to advertising, including changes mandated by legislation, regulation, or litigation; and
●	difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines.

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

We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel, the loss of which could adversely affect our business. Our future success largely depends upon the continued services of our key executive officers, management team, and other key personnel. The loss of the services of any of such key personnel could have a material adverse effect on our business, operating results, and financial condition. We depend on the continued services of our key personnel as they work closely with both our employees and our Publisher Partners. Such key personnel are also responsible for our day-to-day operations. Although we have employment agreements with some of our key personnel, these are at-will employment agreements, albeit with non-competition and confidentiality provisions and other rights typically associated with employment agreements. We do not believe that any of our executive officers are planning to leave or retire in the near term; however, we cannot assure that our executive officers or members of our management team will remain with us. We also depend on our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, sales, operational, business development, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The loss or limitation of the services of any of our executive officers, members of our management team, or key personnel, including our regional and country managers, or the inability to attract and retain additional qualified key personnel, could have a material adverse effect on our business, financial condition, or results of operations.

We are dependent on the continued services and on the performance of key third party content contributors, the loss of which could adversely affect our business. We rely on content contributed by third party providers, which has in turn attracted users that drive advertising and subscription revenue. The loss of the services of any of such key contributors could have a material adverse effect on our business, operating results, and financial condition. Although we have service agreements with some of our key contributors, many are short term in nature or have cancelation clauses in the agreements. We also depend on our ability to identify, attract, and retain, other highly skilled third-party content contributors. Competition for such contributors is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain them. The loss or limitation of the services of any of our key third party contributors, or the inability to attract and retain additional qualified key contributors, could have a material adverse effect on our business, financial condition, or results of operations.

Our revenues could decrease if the Platform does not continue to operate as intended. The Platform performs complex functions and is vulnerable to undetected errors or unforeseen defects that could result in a failure to operate or inefficiency. There can be no assurance that errors and defects will not be found in current or new products or, if discovered, that we will be able to successfully correct them in a timely manner or at all. The occurrence of errors and defects could result in loss of or delay in revenue, loss of market share, increased development costs, diversion of development resources and injury to our reputation or damage to our efforts to expand brand awareness.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results. Our growth will depend in part on the ability of our users and Publisher Partners to access the Platform at any time and within an acceptable amount of time. We believe that the Platform is proprietary and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that the Platform may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Platform software simultaneously, denial of service attacks, or other security related incidents. We may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain or improve our performance, especially during peak usage times and as the Platform becomes more complex and our user traffic increases. If the Platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, the Partner Agreements with our Publisher Partners include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

We operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities. We rely on software and services licensed from, and cloud platforms provided by, third parties in order to offer our digital media services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our business. Any damage to, or failure of, these third-party systems generally could result in interruptions in the availability of our digital media services. As a result of this third-party reliance, we may experience the aforementioned issues, which could cause us to render credits or pay penalties, could cause our Publisher Partners to terminate their contractual arrangements with us, and could adversely affect our ability to grow our audience of unique visitors, all of which could reduce our ability to generate revenue. Our business would also be harmed if our users and potential users believe our product and services offerings are unreliable. In the event of damage to, or failure of, these third-party systems, we would need to identify alternative channels for the offering of our digital media services, which would consume substantial resources and may not be effective. We are also subject to certain standard terms and conditions with Amazon Web Services and Google Cloud related to data storage purposes. These providers have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with Amazon Web Services, Google Cloud, and other third-party suppliers is critical to our success.

Real or perceived errors, failures, or bugs in the Platform could adversely affect our operating results and growth prospects. Because the Platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Despite testing by us, errors, failures, vulnerabilities, or bugs may not be found in the Platform until after they are deployed to our customers. We expect from time to time to discover software errors, failures, vulnerabilities, and bugs in the Platform and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to our Publisher Partners and used by subscribers. Real or perceived errors, failures, or bugs in our software could result in negative publicity, loss of or delay in market acceptance of the Platform, loss of competitive position, or claims by our Publisher Partners or subscribers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

Malware, viruses, hacking attacks, and improper or illegal use of the Platform could harm our business and results of operations. Malware, viruses, and hacking attacks have become more prevalent in our industry and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Any failure to detect such attack and maintain performance, reliability, security and availability of products and technical infrastructure to the satisfaction of our users may also seriously harm our reputation and our ability to retain existing users and attract new users.

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

If we are unable to protect our intellectual property rights, our business could suffer. Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of the Platform’s features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that the Platform will be protectable by patents, but if they are, any efforts to obtain patent protection that is not successful may harm our business in that others will be able to use our technologies. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact any patent rights that we may obtain. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. If we resort to legal proceedings to enforce our intellectual property rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations. Our business, profitability and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

We could be required to cease certain activities or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights. Some of our competitors, and other third parties, may own technology patents, copyrights, trademarks, trade secrets and website content, which they may use to assert claims against us. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel.

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

Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability and regulatory exposure, reputational harm and increased security costs. We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis. We expect to incur significant costs in ongoing efforts to detect and prevent cybersecurity-related incidents and these costs may increase in the event of an actual or perceived data breach or other cybersecurity incident. The COVID-19 pandemic has increased opportunities for cyber-criminals and the risk of potential cybersecurity incidents, as more companies and individuals work online. We cannot ensure that our efforts to prevent cybersecurity incidents will succeed. An actual or perceived breach of our cybersecurity could impact the market perception of the effectiveness of our cybersecurity controls. If our users or business partners, including our Publisher Partners, are harmed by such an incident, they could lose trust and confidence in us, decrease their use of our services or stop using them in entirely. We could also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties, which in turn could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these types of matters, a significant cybersecurity incident could subject us to liability or other damages that exceed our insurance coverage.

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

We may face lawsuits or incur liabilities in the future in connection with our businesses. In the future, we may face lawsuits or incur liabilities in connection with our businesses. For example, we could face claims relating to information that is published or made available on the Platform. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights and rights of publicity and privacy. We might not be able to monitor or edit a significant portion of the content that appears on the Platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business could be seriously harmed.

Our ability to utilize our net operating loss carryforwards may be limited. As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, due to prior period losses of approximately $155.9 million, and the NOLs could expire before we generate sufficient taxable income to make use of our NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and the net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.

A significant portion of our revenues are derived from a single customer. If we were to lose this customer, our revenues could decrease significantly.  In fiscal 2021, we had revenues from one customer that comprised approximately 11.3% of our annual revenue. Therefore, we are highly dependent on a single customer to generate a material percentage of our annual revenue. The loss of this customer, or a significant reduction in sales to such customer, could adversely affect our financial condition and operating results. We attempt to diversify our business in order to minimize any revenue concentration risk.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We may have contingent liability arising out of a possible violation of the Securities Act, in connection with a PowerPoint we furnished as Exhibit 99.2 to our Current Report on Form 8-K, and the Current Report on Form 8-K/A, filed with the SEC on January 31, 2022, and February 1, 2022, respectively (the “Original PowerPoint”). On January 31, 2022, and February 1, 2022, we furnished, as Exhibit 99.2 to a Current Report on Form 8-K, and a Form 8-K/A, respectively, a copy of the Original PowerPoint. The furnishing of the Original PowerPoint publicly may have constituted the communication of an “offer to sell” as described in Section 5(b)(1) of the Securities Act and the Original PowerPoint may be deemed to be a prospectus that does not meet the requirements of Section 10 of the Securities Act, resulting in a potential violation of Section 5(b)(1) of the Securities Act.

If the Original PowerPoint is proven to be a violation of Section 5 of the Securities Act because it is deemed to be a prospectus that does not meet the requirements of Section 10 of the Securities Act, we could have a contingent liability arising out of such violation. Any liability would depend upon the number of shares purchased by the “recipients” of the Original PowerPoint that may have constituted a violation of Section 5 of the Securities Act. If a claim were brought by any such recipients of the Original PowerPoint and a court were to conclude that the public dissemination of such Original PowerPoint constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to investors who reviewed such Original PowerPoint, at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of our common stock. We could also incur considerable expense in contesting any such claims. Further, if our use of the Original PowerPoint is deemed to be a violation of Section 5 of the Securities Act, the Commission or relevant state regulators could impose monetary fines or other sanctions under relevant federal and state securities laws. Such payments, expenses and fines, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding, which funding may not be available on favorable terms, if at all. Additionally, the value of our securities will likely decline in value in the event we are deemed to have liability, or are required to make payments, pay expenses or face sanctions in connection with the potential claim described above.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources, and may divert management’s attention. We are a public reporting company subject to the information and reporting requirements of the Exchange Act, Sarbanes and other applicable securities rules and regulations. Complying with these rules and regulations have caused us and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that Sarbanes requires publicly traded companies to obtain. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in the likelihood of increased threatened or actual litigation, including by competitors and other third parties. Compliance with these additional requirements may also divert management’s attention from operating our business. Any of these may adversely affect our operating results.

There is no assurance that we will be able to maintain compliance with the NYSE American’s continued listing standards. Our common stock is listed on NYSE American. There is no assurance that we will be able to maintain our listing. In order to maintain such listing, we must satisfy minimum financial and other continued listing standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable continued listing standards. Failure to remain in compliance may occur due to our acts or omissions, as well as due to circumstances or events that are not within our control. Our failure to meet the NYSE American’s continue listing requirements may result in our common stock being delisted from the NYSE American, or another national securities exchange.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock. The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Our Board is authorized to issue additional shares of our common stock that would dilute existing stockholders. Our Board has the power to issue any or all authorized but unissued shares of our common stock at any price and, in respect of our Preferred Stock (defined below), at any price and with any attributes our Board considers sufficient, without stockholder approval. The issuance of additional shares of our common stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our common stock. We are authorized to issue up to 1,000,000,000 shares of our common stock and 1,000,000 shares of preferred stock, par value $0.01 per share (our “Preferred Stock”) of which 17,417,490 shares of our common stock and 15,234 shares of our Preferred Stock, consisting of 15,066 shares of Series H convertible preferred stock (“Series H Preferred Stock”) and approximately 168 shares of Series G convertible preferred stock (“Series G Preferred Stock”) are issued and outstanding as of March 21, 2022. The number of shares of our common stock issued and outstanding as of March 21, 2022 excludes 5,572,077 shares of our common stock issuable upon exercise of outstanding option awards, 1,870,868 shares of our common stock either (i) that are vested and to be issued or (ii) issuable upon vesting of restricted stock units, 1,148,251 shares of our common stock issuable upon exercise of outstanding warrants, 2,075,200 shares of our common stock issuable upon conversion of Series H Preferred Stock, 8,582 shares of our common stock issuable upon conversion of Series G Preferred Stock, 151,714 shares of our common stock reserved for issuance under the 2016 Stock Incentive Plan (the “2016 Plan”), 1,281,948 shares of our common stock reserved for issuance under the 2019 Equity Incentive Plan (the “2019 Plan”), and 49,134 shares of our common stock held in reserve to be issued pursuant to completion of documentation related to transactions from 2018. We expect to seek additional financing in order to provide working capital to our business in the future.

We may issue additional securities with rights superior to those of our common stock, which could materially limit the ownership rights of our stockholders. We may offer additional debt or equity securities in private or public offerings in order to raise working capital or to refinance our debt. Our Board has the right to determine the terms and rights of any debt securities and Preferred Stock without obtaining the approval of our stockholders. It is possible that any debt securities or Preferred Stock that we sell would have terms and rights superior to those of our common stock and may be convertible into shares of our common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of our common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock.

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. Our Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), and our Second Amended and Restated Bylaws (our “Bylaws”) contain provisions permitting us to eliminate the personal liability of our directors and officers to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Delaware law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even through such actions, if successful, might otherwise benefit us and our stockholders.

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors. We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements;
●	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and
●	reduced disclosure obligations for our annual and quarterly reports, proxy statements, and registration statements.

We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million plus we have any public common equity float or public float of more than $700 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. A substantial portion of the total outstanding shares of our common stock may be sold into the market at any time. Some of these shares are owned by our executive officers and directors, and we believe that such holders have no current intention to sell a significant number of shares of our stock. If all of the major stockholders were to decide to sell large amounts of stock over a short period of time, such sales could cause the market price of our common stock to drop significantly, even if our businesses were doing well.

Provisions in our Certificate of Incorporation and Bylaws and Delaware law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders. Provisions contained in our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us. Provisions in our Certificate of Incorporation and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our Certificate of Incorporation authorizes our Board to determine the rights, preferences, privileges, and restrictions of unissued series of our Preferred Stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of our Preferred Stock with voting or conversion rights that could dilute the voting power of holders of other series of our capital stock. These rights may have the effect of delaying or deterring a change of control of us. Additionally, our Certificate of Incorporation or Bylaws establish limitations on the removal of directors and include advance notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits an “interested stockholder” owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which such stockholder acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

The terms of our Rights Agreement, dated May 4, 2021 (the “Rights Agreement”) and Series L Junior Participating Preferred Stock may discourage a takeover attempt even if a takeover might be beneficial to our stockholders. Features of our Rights Agreement will make it difficult for a party to acquire control of our Company in a transaction not approved by our Board. On May 4, 2021, we adopted a Rights Agreement, which provided for a dividend distribution of a right to purchase from us one-thousandth of a share of our Series L Junior Participating Preferred Stock for: (i) each outstanding share of our common stock and (ii) each share of our common stock issuable upon conversion of each share of our Series H Preferred Stock. The description of such rights is set forth in the Rights Agreement, between America Stock Transfer & Trust Company, LLC, as Rights Agent, and us. The Rights Agreement is set to expire on May 3, 2022; however, our Board elected to extend the termination date, which extension is subject to ratification by our stockholders. This Rights Agreement could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us. Our Certificate of Incorporation provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, Section 145 of the DGCL or our Certificate of Incorporation provides that:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
●	The rights conferred in our Certificate of Incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons.
●	We may not retroactively amend our Certificate of Incorporation or indemnification agreement, if any, to reduce our indemnification obligations to directors, officers, employees, and agents.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

During fiscal 2021, we begun to re-evaluate our property leases and, to the extent feasible and in our best interests, either surrendered leased properties to the landlord prior to the expiration of such leases, subleased the property, or decided to not renew certain leases. As of the end of fiscal 2021, we did not have any leases pursuant to which we occupied a physical property. Instead, we intend to encourage our work force to work remotely, provided, that it continues to be feasible to do so in the future. To the extent we need to lease physical properties in the future, we believe we would be able to find suitable properties at market rates.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began to be traded on the NYSE American on February 9, 2022 under the symbol “AREN.” Before then, from September 21, 2021 until February 8, 2022, our common stock was quoted on the OTCM’s OTCQX trading under the symbol “MVEN.”

The following table sets forth the high and low bid prices during the periods indicated, as reported by the OTCM. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices in the table below have been presented to reflect the Reverse Stock Split of our outstanding shares of common stock.

	Common Stock
	(AREN)
	High	Low
2022
First Quarter (1)	$15.40	$7.50
2021
First Quarter	$66.00	$9.24
Second Quarter	$22.88	$12.32
Third Quarter	$17.82	$6.60
Fourth Quarter	$17.60	$6.82
2020
First Quarter	$21.78	$6.82
Second Quarter	$17.60	$6.60
Third Quarter	$24.64	$11.00
Fourth Quarter	$19.80	$11.00

(1)	As of March 21, 2022.

Holders

As of March 21, 2022, there were approximately 190 holders of record of our common stock. We believe that there are additional holders of our common stock who have their stock in “street name” with their brokers. Currently, we cannot determine the approximate number of those street name holders. As of such date, 17,417,490 shares of our common stock were issued and outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 15, 2020, we entered into the Fourth Amendment to the Agreement and Plan of Merger with HubPages (the “Fourth Amendment”), pursuant to which we agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of our officers, and his spouse, an aggregate of approximately 2,017 shares of our common stock at a price of $88.00 per share each month for a period of 24 months. The details of these repurchases are as follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 30, 2020	2,017	$88.00	-	46,372
January 29, 2021	2,017	$88.00	-	44,355
March 1, 2021	2,017	$88.00	-	42,338
June 1, 2021 (1)	6,051	$88.00	-	36,287
July 1, 2021	2,017	$88.00	-	34,270
July 30, 2021	2,017	$88.00	-	32,253
September 2, 2021	2,017	$88.00	-	30,236
October 1, 2021	2,017	$88.00	-	28,219
November 1, 2021	2,017	$88.00	-	26,202
January 7, 2022	2,017	$88.00	-	24,185
February 4, 2022	2,017	$88.00	-	22,168
February 17, 2022	2,017	$88.00	-	20,151
March 1, 2022	2,017	$88.00	-	18,134

(1)	Pursuant to the terms of the Fourth Amendment, we have the discretion to determine on a monthly basis whether to make a repurchase for such month. For the months of April and May 2021, we did not make any repurchases pursuant to the Fourth Amendment. Accordingly, in June 2021, we repurchased 6,051shares, comprised of the 2,017 shares for April 2021, 2,017 shares for May 2021, and 2,017 shares for June 2021.

Recent Sales of Unregistered Securities

During fiscal 2021 (and the subsequent interim period) we have made sales of the unregistered securities described in this section.

Those sales of unregistered securities that were previously disclosed in either Current Reports on Form 8-K or Quarterly Reports on Form 10-Q are not included.

Between January 1, 2021 and December 21, 2021, we granted stock options exercisable for an aggregate of up to 2,330,818 shares of our common stock to participants under the 2019 Plan as payment for services. The exercise prices per share ranged from $7.92 to $21.34. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On January 11, 2021, we issued 14,205 shares to Whisper Advisors, LLC as payment for services provided pursuant to that certain Services Agreement dated December 22, 2020. The shares had an aggregate fair market value of approximately $125,000. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Between February 18, 2021 and September 20, 2021, we granted restricted stock units representing 1,677,680 shares of our common stock to participants under the 2019 Plan as payment for services. The fair values per share ranged from $10.34 to $19.80. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On August 17, 2021, we issued 6,888 shares of our common stock upon the conversion of Series H Preferred Stock. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder as transactions not involving a public offering.

On August 18, 2021, we issued 34,091 shares of our common stock in connection with a payment owed as additional consideration under an asset purchase agreement. The per share fair value on the issuance date was $14.74, and the aggregate fair value was approximately $500,000. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On October 7, 2021, we issued 8,523 shares of our common stock as restricted stock awards to four directors subject to continued service with us. The one-third of the awards vests over a three-month period from the grant date. The per share fair value on the grant date was $8.80, and the aggregate value was approximately $75,000. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Between November 22, 2021 and December 21, 2021, we issued 617,222 shares of our common stock upon the conversion of Series H Preferred Stock. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder as transactions not involving a public offering.

On January 24, 2022, we entered into several Stock Purchase Agreements, pursuant to which we agreed to issue an aggregate of 505,671 shares at a price equal to $13.86 per share, or the volume-weighted average price of our common stock at the close of trading on the sixty (60) previous trading days, to such stockholders in lieu of an aggregate of approximately $9.87 million owed in liquidated damages, which includes accrued but unpaid interest, for our failure to meet certain covenants in prior Registration Rights Agreements and related Securities Purchase Agreements with such stockholders. We also granted registration rights to these stockholders with respect to the shares of our common stock issued in lieu of these liquidated damages. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as transactions not involving a public offering.

Between January 1, 2022 and January 26, 2022, we granted stock options exercisable for an aggregate of up to 79,760 shares of our common stock to participants under the 2019 Plan as payment for services. The exercise prices per share ranged from $14.08 to $14.96. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On January 1, 2022, we granted restricted stock units representing 68,182 shares of our common stock to a participant under the 2019 Plan as payment for services. The fair value per share was $14.08, and the aggregate value was approximately $960,000. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On January 12, 2022, we entered into a Stock Issuance Agreement with Borden Media Consulting, LLC, pursuant to which we agreed to issue an aggregate of 1,134 shares for services rendered. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as transactions not involving a public offering.

On or about January 26, 2022, we agreed to issue 13,483 shares for services rendered pursuant to a Services Agreement with Whisper Advisors, LLC. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as transactions not involving a public offering.

On March 4, 2022, we issued 155,211 shares of our common stock, upon vesting of previously granted restricted stock units to a participant under the 2019 Plan as payment for services. The fair value per share was $8.28, and the aggregate value was approximately $1.3 million. Of the shares issued, 67,023 shares were withheld by us to satisfy tax withholding obligations.  The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Item 6. [Reserved]

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

Overview

For an overview of the Company, see the information above presented under the section labeled “Item 1. Business,” which is a portion of this Annual Report’s “Part I.”

Liquidity and Capital Resources

Cash and Working Capital Facility

As of December 31, 2021, our principal sources of liquidity consisted of cash of approximately $9.3 million. In addition, as of December 31, 2021, we had the use of additional proceeds from our working capital facility with FPP Finance LLC (“FastPay”) in the amount of approximately $13.0 million, subject to eligible accounts receivable. As of December 31, 2021, the outstanding balance of the FastPay working capital facility was approximately $12.0 million. We also had accounts receivable, net of our advances from FastPay of approximately $9.7 million as of December 31, 2021. Our cash balance as of the issuance date of our accompanying consolidated financial statements is approximately $23.0 million.

Our accompanying consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had revenues of approximately $189.1 million during fiscal 2021 and have experienced recurring net losses from operations and negative operating cash flows. Consequently, we were dependent upon continued access to funding and capital resources from both new investors and related parties. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our growth plan and plan of operations. These financings may include terms that may be highly dilutive to existing stockholders.

We continue to be focused on growing our existing operations and seeking accretive and complementary strategic acquisitions as part of our growth strategy. We believe, that with additional sources of liquidity and the ability to raise additional capital or incur additional indebtedness to supplement our internal projections, we will be able to execute our growth plan and finance our working capital requirements both in the short-term and long-term.

Going Concern

Management performed an annual reporting period going concern assessment. We are required to assess our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Historically, we have recorded recurring losses from operations and have operated with a net capital deficiency. We considered these factors to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Most recently, operating losses realized in prior years had been impacted by the COVID-19 pandemic and the related shut down of most professional and collegiate sports, which reduced user traffic and advertising revenue. As we entered fiscal 2021, and the impact of COVID-19 on our operations began to dissipate, we invested heavily in marketing, customer growth, and people and technology as we expanded our operations, specifically related to TheStreet and the Sports Illustrated media business.

As reflected in our accompanying consolidated financial statements, we recorded revenues of approximately $189.1 million and incurred a net loss attributable to common stockholders of approximately $89.9 million for the year ended December 31, 2021. We have historically financed our working capital requirements since inception through the issuance of debt and equity securities.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. The factors considered include, but are not limited to, our financial condition, liquidity sources, obligations due within one year after the issuance date of our accompanying consolidated financial statements, and the funds necessary to maintain operations, including negative financial trends or other indicators of possible financial difficulty. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements.

Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date our accompanying consolidated financial statements for the year ended December 31, 2021 were issued. In particular, management evaluated our: (1) 2022 cash flow forecast, which considered the use of our working capital line with FastPay (as described below) to fund changes in working capital, under which we have available credit of approximately $17.7 million, subject to eligible account receivables, as of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2021, as well as the additional capital we raised in a firm commitment underwritten public offering of $31.5 million after fees and expenses, which was completed subsequent to December 31, 2021; and (2) our 2022 operating budget, which considers that (i) more than half of our total revenue is derived from recurring digital and print subscriptions, which are generally paid in advance, and (ii) overall digital revenue, representing 53.4% of our total revenue, grew approximately 49.1% in fiscal 2021, which we believe demonstrates the strength of our brands.

In addition, our firm commitment underwritten public offering, as described above, demonstrates our ability to access capital markets. Finally, management also considered our ability to implement additional measures, if required, related to potential revenue and earnings declines from continued COVID-19-related challenges.

Management’s assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. As a result of these considerations and as a part of the quantitative and qualitative factors that are known or reasonably knowable as of the date our accompanying consolidated financial statements for the year ended December 31, 2021 were issued, we concluded that conditions and events considered in the aggregate, do not raise substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date.

Equity Financings

In January 2022, we filed a registration statement on Form S-1 (File No. 333-262111), which the SEC declared effective on February 10, 2022. In February 2022, we closed a firm commitment underwritten public offering of our common stock and received total net proceeds of approximately $31.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, which includes the underwriter’s overallotment option that was partially exercised in March 2022.

Debt Financings and Obligations

Net proceeds from our debt financings (see Note 14, Line of Credit, and Note 19, Long-term Debt, in our accompanying consolidated financial statements for additional information) consisted of the following:

FastPay Credit Facility. We are party to a financing and security agreement with FastPay, pursuant to which FastPay extended a $15.0 million line of credit for working capital purposes secured by a first lien on all our cash and accounts receivable and a second lien on all other assets. The line of credit was increased to $25.0 million during fiscal 2021. Borrowings under the facility bear interest at the LIBOR Rate plus 6.00% and have a final maturity of February 28, 2024. The aggregate principal amount outstanding, plus accrued and unpaid interest, as of the issuance date of our accompanying consolidated financial statements for the year ended December 31, 2021 was approximately $7.3 million.

Senior Secured Note. We are party to a second amended and restated note purchase agreement, as subsequently amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, and Amendment No. 4 (collectively, the “Second A&R NPA”), with one accredited investor, BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”). The senior secured note bears interest at a rate of 10% per annum. Interest payments are payable at BRF Finance’s discretion either in cash quarterly in arrears on the last day of each quarter or by adding the interest to the outstanding principal amount. The senior secured note has a final maturity date of December 31, 2023, at which time the outstanding principal and all accrued but unpaid interest will be due. The balance outstanding under our senior secured note as of the issuance date of our consolidated financial statements for the year ended December 31, 2021 was approximately $64.3 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $13.9 million that we were permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $1.6 million.

Delayed Draw Term Note. Pursuant to the Second A&R NPA, we agreed to issue, at BRF Finance’s option, a delayed draw term note (the “Delayed Draw Term Note”), in the aggregate principal amount of $12.0 million to BRF Finance. On March 24, 2020, we drew down approximately $6.9 million under the Delayed Draw Term Note, and after payment of commitment and funding fees paid to BRF Finance in the amount of approximately $0.7 million, and other of its legal fees and expenses that we incurred, we received net proceeds of $6.0 million. The Delayed Draw Term Note bears interest at a rate of 10% per annum. Interest payments are payable, at BRF Finance’s discretion, either in cash quarterly in arrears on the last day of each fiscal quarter or in kind in arrears on the last day of each fiscal quarter. The Delayed Draw Term Note has a final maturity date of December 31, 2023, at which time the outstanding principal and accrued but unpaid interest will be due. There is approximately $5.4 million of principal payment due on the Delayed Draw Term Note on December 31, 2022, with the remaining principal balance due on December 31, 2023. The aggregate principal amount outstanding under the Delayed Draw Term Note as of the issuance date of our consolidated financial statements for the year ended December 31, 2021 was approximately $10.2 million, which included outstanding principal of approximately $8.7 million, and payment of in-kind interest of approximately $1.2 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.3 million.

Proposed Acquisition

We entered into a non-binding letter of intent to acquire 100% of the issued and outstanding equity interests of Athlon Holdings, Inc. (“Athlon”) for an anticipated purchase price of $16.0 million, comprised of (i) a cash portion of $13.0 million, with $10.0 million to be paid at closing and $3.0 million to be paid post-closing and (ii) an equity portion of $3.0 million to be paid in shares of our common stock. The acquisition is subject to the preparation and negotiation of definitive documents, completion of due diligence, and the agreement of a certain number of key employees of Athlon to remain as employees post-closing, among other items.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 7, 15 and 19 in our accompanying consolidated financial statements for amounts outstanding as of December 31, 2021, related to leases, liquidated damages and long-term debt.

With respect to leases, we subleased our office space in Santa Monica, California in November 2021 and remain responsible to the original lessor for approximately $1.3 million through September 2024. Pursuant to the sublease, the sublessee will pay us an aggregate of approximately $0.6 million through September 2024.

During 2021, we entered into a termination agreement of our sublease agreement for a property located in New York, New York and remain responsible for approximately $9.0 million in cash payments to the sublandlord through October 2024.

Contingent Liability

Finally, we may have a contingent liability arising out of possible violations of the Securities Act in connection with the Original PowerPoint, which we furnished as Exhibit 99.2 to our Current Report on Form 8-K and Current Report on Form 8-K/A filed on January 31, 2022 and February 1, 2022, respectively. Specifically, the furnishing of the Original PowerPoint publicly may have constituted an “offer to sell” as described in Section 5(b)(1) of the Securities Act and the Original PowerPoint may be deemed to be a prospectus that does not meet the requirements of Section 10 of the Securities Act, resulting in a potential violation of Section 5(b)(1) of the Securities Act. Any liability would depend upon the number of shares purchased by investors who reviewed and relied upon such Original PowerPoint that may have constituted a potential violation of Section 5 of the Securities Act. If a claim were brought by any such ‘recipients’ of such Original PowerPoint and a court were to conclude that the public disclosure of such PowerPoint constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the investors who reviewed such Original PowerPoint at the original purchase price, plus statutory interest. We could also incur considerable expense in contesting any such claims. As of the date of this Annual Report, no legal proceedings or claims have been made or threatened by any investors in our offering. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding, which funding may not be available on favorable terms, if at all. See also the “Risk Factor” entitled “We may have contingent liability arising out of a possible violation of the Securities Act, in connection with the Original PowerPoint which we furnished as Exhibit 99.2 to our Current Report on Form 8-K, and the Current Report on Form 8-K/A, filed with the SEC on January 31, 2022, and February 1, 2022, respectively” herein.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of December 31, 2021 and 2020 was as follows:

	As of December 31,
	2021	2020
Current assets	$77,671,018	$73,846,465
Current liabilities	(116,412,415)	(107,562,825)
Working capital deficit	(38,741,397)	(33,716,360)

As of December 31, 2021, we had a working capital deficit of approximately $38.7 million, as compared to approximately $33.7 million as of December 31, 2020, consisting of approximately $77.7 million in total current assets and approximately $116.4 million in total current liabilities. Included in current assets as of December 31, 2021, was approximately $0.5 million of restricted cash, leaving a working capital deficit that requires cash payments of approximately $39.2 million. As of December 31, 2020, our working capital deficit consisted of approximately $73.8 million in total current assets and approximately $107.6 million in total current liabilities.

Our cash flows during the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(14,729,389)	$(32,294,587)
Net cash used in investing activities	(13,145,958)	(4,927,833)
Net cash provided by financing activities	28,191,466	37,284,011
Net (decrease) increase in cash, cash equivalents, and restricted cash	$316,119	$61,591
Cash, cash equivalents, and restricted cash, end of year	$9,850,800	$9,534,681

For the year ended December 31, 2021, net cash used in operating activities was approximately $14.7 million, consisting primarily of approximately $172.6 million of cash received from customers (including payments received in advance of performance obligations) less (a) approximately $185.9 million of cash paid (i) to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and (ii) for revenue share arrangements and professional services; and (b) approximately $1.4 million of cash paid for interest. For the year ended December 31, 2020, net cash used in operating activities was approximately $32.3 million, consisting primarily of: approximately $116.0 million of cash received from customers (including payments received in advance of performance obligations) less (a) approximately $148.3 million of cash paid (i) to employees, Publisher Partners, suppliers, and vendors, and (ii) for revenue share arrangements, advance of royalty fees and professional services; and (b) approximately $0.6 million of cash paid for interest.

For the year ended December 31, 2021, net cash used in investing activities was approximately $13.1 million, consisting primarily of: (i) approximately $8.0 million used to acquire a business; (ii) approximately $0.4 million for property and equipment; and (iii) approximately $4.8 million for capitalized costs for our Platform. For the year ended December 31, 2020, net cash used in investing activities was approximately $4.9 million consisting primarily of: (i) approximately $0.3 million used for the acquisition of a business; (ii) approximately $1.2 million for property and equipment; (iii) approximately $0.4 million from proceeds for the sale of intangible assets; and (iv) approximately $3.8 million for capitalized costs for our Platform.

For the year ended December 31, 2021, net cash used by financing activities was approximately $28.2 million, consisting primarily of: (i) approximately $19.8 million in net proceeds from the private placement issuance of common stock; (ii) approximately $5.1 million in net proceeds from the Delayed Draw Term Note; (iii) approximately $4.8 million from borrowing under our FastPay line of credit; less (iv) approximately $1.5 million in payments of restricted stock liabilities; and (v) approximately $0.1 million in payments for taxes relating to repurchase of restricted shares. For the year ended December 31, 2020, where net cash provided by financing activities was approximately $37.3 million, consisting primarily of: (i) approximately $20.8 million in net proceeds from the issuance of Series H Preferred Stock (the “Series H Preferred Stock”) and Series J Convertible Preferred Stock (the “Series J Preferred Stock”) and Series K Convertible Preferred Stock (“Series K Preferred Stock”); (ii) approximately $11.1 million in net proceeds from the Delayed Draw Term Note and the Payroll Protection Program Loan; and (iii) approximately $7.2 million in borrowings of our FastPay line of credit; less (iv) approximately $0.5 million in payments for taxes relating to the withholding of shares upon the repurchase of restricted shares of our common stock; and (v) approximately $1.1 million in repayments under the 12% senior secured subordinated convertible debentures (referred to herein as the “12% convertible debentures”).

Results of Operations

Comparison of Fiscal 2021 to Fiscal 2020

	Years Ended December 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$189,140,334	$128,032,397	$61,107,937	47.7%
Cost of revenue	110,977,736	103,063,445	7,914,291	7.7%
Gross profit	78,162,598	24,968,952	53,193,646	213.0%
Operating expenses
Selling and marketing	82,691,061	43,589,239	39,101,822	89.7%
General and administrative	54,400,720	36,007,238	18,393,482	51.1%
Depreciation and amortization	16,347,274	16,280,475	66,799	0.4%
Loss on disposition of assets	1,192,310	279,133	913,177	327.1%
Loss on impairment of lease	466,356	-	466,356	100.0%
Loss on termination of lease	7,344,655	-	7,344,655	100.0%
Total operating expenses	162,442,376	96,156,085	66,286,291	68.9%
Loss from operations	(84,279,778)	(71,187,133)	(13,092,645)	18.4%
Total other expenses	(7,334,309)	(17,833,998)	(10,499,689)	-58.9%
Loss before income taxes	(91,614,087)	(89,021,131)	(2,592,956)	2.9%
Income tax benefit (provision)	1,674,434	(210,832)	1,885,266	-894.2%
Net loss	(89,939,653)	(89,231,963)	(707,690)	0.8%
Deemed dividend on convertible preferred stock	-	(15,642,595)	15,642,595	0.0%
Net loss attributable to common stockholders	$(89,939,653)	$(104,874,558)	$(14,934,905)	-14.2%
Basic and diluted net loss per common share	$(7.87)	$(50.18)	$42.31	-84.3%
Weighted average number of shares outstanding – basic and diluted	11,429,740	2,090,047	9,339,683	446.9%

For the year ended December 31, 2021, the net loss attributable to common stockholders was approximately $89.9 million, as compared to $104.9 million in the prior year which represents an improvement of $14.9 million. The primary reason for the improvement in net loss attributable to common stockholders is a result of a $61.1 million increase in revenue which was offset by a combined increase in cost of revenue and operating expenses of $71.2 million during the year ended December 31, 2021. Operating expenses included a charge of $7.8 million related to a lease termination and the loss on a lease impairment and an increase in stock-based compensation of approximately $15.9 million during the year ended December 31, 2021. The increase in revenues was attributable to management’s decision to make a strategic shift to focus on premium content providers and reduced reliance on Partner Publisher guarantees in September 2020 as well as the addition of the results of The Spun, which was acquired in June 2021.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Years Ended December 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Revenue	$189,140,334	$128,032,397	$61,107,937	47.7%
Cost of revenue	110,977,736	103,063,445	7,914,291	7.7%
Gross profit	$78,162,598	$24,968,952	$53,193,646	213.0%

For the year ended December 31, 2021, we had gross profit of approximately $78.2 million, as compared to gross profit of approximately $25.0 million for year ended December 31, 2020.

The following table sets forth revenue by category:

	Years Ended December 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Digital revenue
Digital advertising	$62,864,924	$34,648,945	$28,215,979	81.4%
Digital subscriptions	29,628,355	28,495,676	1,132,679	4.0%
Other revenue	8,515,655	4,596,686	3,918,969	85.3%
Total digital revenue	101,008,934	67,741,307	33,267,627	49.1%
Print revenue
Print advertising	9,050,671	9,710,877	(600,206)	-6.8%
Print subscriptions	79,080,729	50,580,213	28,500,516	56.3%
Total print revenue	88,131,400	60,291,090	27,840,310	46.2%
Total revenue	$189,140,334	$128,032,397	$61,107,937	47.7%

For the year ended December 31, 2021, the primary sources of revenue were as follows: (i) digital advertising of approximately $62.9 million; (ii) digital subscriptions of approximately $29.6 million; (iii) other digital revenue of approximately $8.5 million; (iv) print advertising of approximately $9.1 million and (iv) print subscriptions of approximately $79.1 million. Our digital advertising revenue increased by approximately $28.2 million, primarily due to additional revenue of approximately $14.1 million generated as a result of The Spun business, which was acquired during the second quarter of 2021, $9.9 million from Sports Illustrated due to an increase in advertising sponsorships, approximately $5.8 million generated from other business, all of which was partially offset by a $1.5 million decrease in revenue from TheStreet. Our digital subscriptions increased by approximately $1.1 million. Our other digital revenue, primarily consisting of licensing and e-commerce revenue, increased by approximately $3.9 million due to additional revenue for certain licensing agreements related to, SI Swim and other Sports Illustrated media businesses. Our print advertising decreased by approximately $0.7 million. Our print subscriptions increased by approximately $28.5 million reflecting a drive to increase subscribers in the fourth quarter of 2020 and the diminishing effect of acquisition accounting adjustments on the subscribers that existed when we began operating the Sports Illustrated media business.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Years Ended December 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Publisher Partner revenue share payments	$21,566,904	$19,427,196	$2,139,708	11.0%
Hosting, bandwidth, and software licensing fees	2,163,417	2,419,143	(255,726)	-10.6%
Fees paid for data analytics and to other outside services providers	3,083,405	3,222,869	(139,464)	-4.3%
Royalty fees	15,000,000	15,000,000	-	0.0%
Content and editorial expenses	32,016,000	29,080,353	2,935,647	10.1%
Printing, distribution and fulfillment costs	14,203,907	15,706,519	(1,502,612)	-9.6%
Amortization of developed technology and platform development	8,829,025	8,550,952	278,073	3.3%
Stock-based compensation	7,477,905	4,339,916	3,137,989	72.3%
Other cost of revenue	6,637,173	5,316,497	1,320,676	24.8%
Total cost of revenue	$110,977,736	$103,063,445	$7,914,291	7.7%

For the year ended December 31, 2021, we recognized cost of revenue of approximately $111.0 million, which represented a 41.3% gross profit percentage, compared to approximately $103.1 million in the year ended December 31, 2020, representing a 19.5% gross profit percentage. The increase in the cost of revenue of approximately $7.9 million during the year ended December 31, 2021 is primarily from increases in: (i) stock-based compensation of approximately $3.1 million; (ii) content and editorial expense of approximately $2.9 million; (iii) our Publisher Partner revenue share payments of approximately $2.1 million; (iv) other costs of revenue related to SI Swim of approximately $1.3 million; less (v) printing, distribution, and fulfillment costs of approximately $1.5 million. The improvement in gross profit percentage was due to a decrease in Publisher Partner revenue shares from 56% of digital advertising revenue in fiscal 2020 to 34% in fiscal 2021 as a result of our strategic shift to eliminate most Publisher Partner guarantees near the end of fiscal 2020 and the high contribution margin of digital advertising.

For the year ended December 31, 2021, we capitalized costs related to our Platform of approximately $6.9 million, as compared to approximately $5.4 million for the year ended December 31, 2020. For the year ended December 31, 2020, the capitalization of our Platform consisted of: (i) approximately $4.8 million in payroll and related expenses, including taxes and benefits; and (ii) approximately $2.0 million in stock-based compensation for related personnel.

Operating Expenses

The following table sets forth operating expenses:

	Years Ended December 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Selling and marketing	$82,691,061	$43,589,239	$39,101,822	89.7%
General and administrative	54,400,720	36,007,238	18,393,482	51.1%
Depreciation and amortization	16,347,274	16,280,475	66,799	0.4%
Loss on disposition of assets	1,192,310	279,133	913,177	327.1%
Loss on impairment of lease	466,356	-	466,356	0.0%
Loss on termination of lease	7,344,655	-	7,344,655	0.0%
Total operating expenses	$162,442,376	$96,156,085	$66,286,291	68.9%

Selling and Marketing. For the year ended December 31, 2021, we incurred selling and marketing costs of approximately $82.7 million, as compared to approximately $43.6 million for the year ended December 31, 2020. The increase in selling and marketing costs of approximately $39.1 million is primarily from an increase in circulation costs of approximately $31.6 million; payroll of selling and marketing account management support teams, along with the related benefits and stock-based compensation of approximately $4.8 million; an increase in advertising costs of approximately $2.4 million; an increase in professional and marketing service costs of approximately $2.0 million; less a decrease in office, travel, conferences and occupancy costs of approximately $0.5 million and other selling and marketing related costs of approximately $1.2 million.

General and Administrative. For the year ended December 31, 2021, we incurred general and administrative costs of approximately $54.4 million from payroll and related expenses, professional services, occupancy costs, stock-based compensation of related personnel, depreciation and amortization, and other corporate expense, as compared to approximately $36.0 million for the year ended December 31, 2020. The increase in general and administrative expenses of approximately $18.4 million is primarily from an increase in our payroll, along with the related benefits and stock-compensation of approximately $15.8 million; an increase in professional services, including accounting, legal and insurance of approximately $1.7 million; and an increase in other general corporate expenses of approximately $0.9 million.

Other (Expenses) Income

The following table sets forth other (expenses) income:

	Years Ended December 31,		2021 versus 2020
	2021	2020	$ Change	% Change
Change in valuation of warrant derivative liabilities	$34,492	$496,305	$(461,813)	2.6%
Change in valuation of embedded derivative liabilities	-	2,571,004	(2,571,004)	14.4%
Loss on conversion of convertible debentures	-	(3,297,539)	3,297,539	-18.5%
Interest expense	(10,454,618)	(16,497,217)	6,042,599	-33.9%
Interest income	6,484	381,026	(374,542)	2.1%
Liquidated damages	(2,637,364)	(1,487,577)	(1,149,787)	6.4%
Gain upon debt extinguishment	5,716,697	-	5,716,697	-32.1%
Total other expenses	$(7,334,309)	$(17,833,998)	$10,499,689	-58.9%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the year ended December 31, 2021 was the result of the decrease in the fair value of the warrant derivative liabilities as of December 31, 2021, as compared to the change in the valuation for the year ended December 31, 2020. The change in the valuation is not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock.

Change in Valuation of Embedded Derivative Liabilities. The change in valuation of embedded derivative liabilities for the year ended December 31, 2021 was the result of the decrease in the fair value of the embedded derivative liabilities as of December 31, 2021, as compared to the change in the valuation for the year ended December 31, 2020.

Loss on Conversion of Convertible Debentures. We recognized a loss on conversion of approximately $3.3 million for the year ended December 31, 2020 as the result of the conversion of accrued interest due and payable under the 12% convertible debentures into shares of our common stock.

Interest Expense. We incurred interest expense of approximately $10.5 million for the year ended December 31, 2021, as compared to approximately $16.5 million for the year ended December 31, 2020. The decrease in interest expense of approximately $6.0 million is primarily due to an increase in cash paid interest of approximately $0.7 million offset by a $4.5 million decrease in amortization of debt discount on notes payable and a $2.3 million decrease in accrued interest.

Liquidated Damages. We recorded approximately $2.6 million of liquidated damages, including the accrued interest thereon, during the year ended December 31, 2021 primarily from the issuance of our 12% convertible debentures, Series H Preferred Stock, Series I Convertible Preferred Stock (“Series I Preferred Stock”), Series J Convertible Preferred Stock (“Series J Preferred Stock”) and Series K Convertible Preferred Stock (“Series K Preferred Stock”) in fiscal 2020 since we determined that: (i) the registration statements registering for resale the shares of our common stock issuable upon conversion of the 12% convertible debentures, Series I Preferred Stock, Series J Preferred Stock and Series K Preferred Stock would not be declared effective within the requisite time frame; and (ii) that we would not be able to become current in our periodic filing obligations with the SEC in order to satisfy the public information requirements under the applicable securities purchase agreements. We recorded liquidated damages, including the accrued interest thereon, of approximately $1.5 million in fiscal 2020 primarily from issuance of our 12% convertible debentures, Series H Preferred Stock, Series I Preferred Stock and Series J Preferred Stock, which liquidated damages were based upon the reasons set forth above.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment (including accrued interest) of approximately $5.7 million for the year ended December 31, 2021 pursuant to the forgiveness of the Payroll Protection Program Loan.

Income Tax Benefit (Provision)

Income Tax Benefit (Provision). For the year ended December 31, 2021, the Company recorded a deferred income tax benefit of approximately $1.7 million primarily related to its acquired deferred tax liabilities from the acquisition of The Spun and change in valuation allowance as of year- end that was, in part, offset by the book to tax basis differences related to goodwill from certain prior year acquisitions. For the year ended December 31, 2020, the Company recorded a deferred income tax provision of approximately $0.2 million to account for the book to tax basis differences related to goodwill from certain prior year acquisitions.

For further details refer to Note 24, Income Taxes, in our accompanying consolidated financial statements.

Deemed Dividend on Convertible Preferred Stock

Series H Preferred Stock. During fiscal 2020, in connection with the issuance of 108 shares (issued on August 19, 2020) and 389 shares (issued on October 31, 2020) of our Series H Preferred Stock, we recorded a beneficial conversion feature of approximately $0.1 million and approximately $0.4 million, respectively (totaling approximately $0.7 million), for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the per-share conversion price of $7.26 was lower than our per-share common stock trading price of $18.92 and $16.94 at the issuance dates of August 19, 2020 and October 31, 2020, respectively). The beneficial conversion feature was recognized as a deemed dividend.

Series I Preferred Stock. On December 18, 2020, all of the shares of our Series I Preferred Stock converted automatically into shares of our common stock as a result of the increase in the number of authorized shares of our common stock. Upon conversion, we recognized a beneficial conversion feature for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the per-share conversion price of $11.00 was lower than our per-share common stock trading price of $13.42 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend.

Series J Preferred Stock. On December 18, 2020, all of the shares of our Series J Preferred Stock converted automatically into shares of our common stock as a result of the increase in the number of authorized shares of our common stock. Upon conversion, we recognized a beneficial conversion feature for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the effective per-share conversion price of $8.80 for the issuance of our Series J Preferred Stock on September 4, 2020 (these shares were issued at a discount) was lower than our per-share common stock trading price of $13.42 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend.

Series K Preferred Stock. On December 18, 2020, all of the shares of our Series K Preferred Stock converted automatically into shares of our common stock as a result of the increase in the number of authorized shares of our common stock. Upon conversion, we recognized a beneficial conversion feature for the underlying shares of our common stock since the nondetachable conversion feature was in-the-money (the per-share conversion price of $8.80 was lower than our common stock trading price of $13.42 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss, adjusted for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in derivative valuations, (vi) liquidated damages, (vii) loss on disposition of assets, (viii) loss on impairment of lease, (ix) loss on lease termination, (x) gain upon debt extinguishment, (xi) professional and vendor fees, and (xii) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations is that Adjusted EBITDA:

●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect interest expense and financing fees, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income tax benefit or provision, which is a noncash income or expense;
●	does not reflect the change in derivative valuations and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the disposition of assets, which is a noncash operating expense;
●	does not reflect any losses on impairment of leases, which is a noncash operating expense;
●	does not reflect any losses on termination of our leases, which is a noncash operating expense;
●	does not reflect any gains upon debt extinguishment, which we do not consider in our evaluation of our business operations;
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and
●	does not reflect payments related to employee restructuring changes in fiscal 2020 and 2021 related to COVID-19 workforce reductions, leadership changes, and settlement and severance payments, which were a significant cash expense but are not reflective of our business operations.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
	2021	2020
Net loss	$(89,939,653)	$(89,231,963)
Add (deduct):
Interest expense, net (1)	10,448,134	16,116,191
Income tax (benefit) provision	(1,674,434)	210,832
Depreciation and amortization (2)	25,176,299	24,831,427
Stock-based compensation (3)	30,493,521	14,641,181
Change in derivative valuations	(34,492)	(3,067,309)
Liquidated damages (4)	2,637,364	1,487,577
Loss on disposition of assets (5)	1,192,310	279,133
Loss on impairment of lease (6)	466,356	-
Loss on termination of lease (7)	7,344,655	-
Loss on conversion of convertible debt	-	3,297,539
Gain upon debt extinguishment (8)	(5,716,697)	-
Professional and vendor fees (9)	6,900,778	5,704,606
Employee restructuring payments (10)	645,200	2,536,989
Adjusted EBITDA	$(12,060,659)	$(23,193,797)

(1)	Represents interest expense of approximately $10.5 million and approximately $16.5 million, less interest income of none and approximately $0.3 million for the years ended December 31, 2021 and 2020, respectively. Interest expense is related to our capital structure. Interest expense varies over time due to a variety of financing transactions. Investors should note that interest expense will recur in future periods.
(2)	Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of approximately $8.9 million and approximately $8.6 million and depreciation and amortization included within operating expenses of approximately $16.3 million and approximately $16.3 million for the years ended December 31, 2021 and 2020, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Represents noncash costs arising from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Represents damages we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(5)	Represents our disposition of certain assets related to the decision to no longer lease office space and other related disposition of assets that no longer are useful.
(6)	Represents the net loss for our right-of-use asset related to our lease in Santa Monica and related sublease of the office space based on our decision to no longer lease office space.
(7)	Represents our loss related to the surrender and termination of our lease of office space located in New York based on our decision to no longer lease office space.
(8)	Represents a gain upon extinguishment of the Payroll Protection Program Loan.
(9)	Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers, and other vendors related to (i) the preparation of periodic reports in order for us to become current in our reporting obligations (“Delinquent Reporting Obligations Services”), (ii) up-list to a national securities exchange, (iii) contemplated and completed acquisitions, (iv) public and private offerings of our securities and other financings, and (v) stockholder disputes and the implementation of our Rights Agreement. With respect to the Delinquent Reporting Obligations Services, we incurred professional and vendor fees in fiscal 2021 and 2020 related to the preparation of (x) our annual reports for fiscal years 2018, 2019 (which contained the financial information for the quarterly periods during fiscal 2019), and 2020, (y) our quarterly reports for the third quarter in fiscal 2018, the quarters in fiscal 2020, and the first and second quarters in fiscal 2021, and (z) our current reports with respect to certain acquisitions, all of which reports were filed during fiscal 2020 and 2021. The amount of fees incurred in connection with the Delinquent Reporting Obligations Services is adjusted based on our best estimate of the amount we expect we would ordinarily incur to meet our reporting obligations pursuant to the Exchange Act.
(10)	Represents (i) severance payments paid in connection with COVID-19 workforce reductions in fiscal 2020 and (ii) severance and other settlement payments paid in connection with employee and leadership changes in fiscal 2020 and 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, platform development, impairment of long-lived assets, and stock-based compensation. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements.

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with GAAP. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

The following is a description of the principal activities from which we generate revenue:

Advertising Revenue

Digital Advertising. We recognize revenue from digital advertisements at the point when each ad is viewed. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis. We enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. We owe our independent Publisher Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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

Subscription Revenue

Digital Subscriptions. We enter into contracts with internet users that subscribe to premium content on our owned and operated media channels and facilitate such contracts between internet users and our Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. For subscription revenue generated by our independent Publisher Partners’ content, we owe our Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. We recognize deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Digital subscription revenue generated from our websites that we own and operate are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Unearned revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Print Revenue

Print revenue includes magazine subscriptions and single copy sales at newsstands.

Print Subscriptions. Revenue from magazine subscriptions is deferred and recognized proportionately as products are distributed to subscribers.

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

Contract Modifications

We occasionally enter into amendments to previously executed contracts that constitute contract modifications. We assess each of these contract modifications to determine:

●	if the additional services and goods are distinct from the services and goods in the original arrangement; and

●	if the amount of consideration expected for the added services or goods reflects the stand-alone selling price of those services and goods.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis.

Platform Development

For the years presented, substantially all of our technology expenses are development costs for our Platform that were capitalized as intangible costs. Technology costs are expensed as incurred or capitalized into property and equipment in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other. ASC Topic 350 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

We capitalize internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized platform development projects. Our policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material. Our Platform development capitalized during the application development stage of a project include:

●	payroll and related expenses for personnel; and
●	stock-based compensation of related personnel.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We adopted ASU 2017-04 (as further described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements) during the first quarter of 2020 which eliminated Step 2 from the goodwill impairment test. We operate as one reporting unit, therefore, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Stock-Based Compensation

We provide stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2021 or 2020) (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements), and (d) common stock warrants to ABG (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements).

We account for stock awards and stock option grants to employees, directors and consultants, and non-employee awards to certain directors and consultants by measuring the cost of services received in exchange for the stock-based payments as compensation expense in our consolidated financial statements. Stock awards and stock option grants to employees and non-employees which are time-vested, are measured at fair value on the grant date, and charged to operations ratably over the vesting period. Stock awards and stock option grants to employees and non-employees which are performance-vested, are measured at fair value on the grant date and charged to operations when the performance condition is satisfied or over the service.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the our common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with our independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner warrants are determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements).

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

The fair value of the stock options granted are probability weighted under the Black-Scholes option-pricing model or Monte Carlo model as determined through consultants with our independent valuation firm since the value of the stock options, among other things, depend on the volatility of the underlying shares of our common stock, under the following two scenarios: (1) scenario one assumes that our common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”); and (2) scenario two assumes that our common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”), collectively referred to as the “Probability Weighted Scenarios”.

We classify stock-based compensation cost on our consolidated statements of operations in the same manner in which the award recipient’s cash compensation cost is classified.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended December 31, 2021. This evaluation commenced in 2021 and continued until the filing of this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Remediation of Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we previously identified a material weakness in our internal control over financial reporting, primarily as a result of (i) the lack of monitoring over the completeness and accuracy of our underlying accounting records and ineffective controls over our period end financial disclosure and reporting processes and information technology systems; (ii) inadequate segregation of duties consistent with control objectives; and (iii) a history of untimely filed periodic reports.

As of the date of this Annual Report, management believes that it has implemented specific measures sufficient to fully remediate each of the deficiencies that had resulted in the material weakness. Specific remedial actions undertaken by management have included, without limitation:

●	assessing and identifying risks for significant accounts and disclosures based on the most recent financial statements and performing a financial statement risk assessment;
●	mapping all of our entity-level controls to the framework established by the COSO Internal Control – 2013 Integrated Framework;
●	developing process documentation of procedures and controls for significant financial processes, reflective of an enhanced control environment;
●	hiring a Chief Accounting Officer;
●	identifying and assessing management review controls;
●	performing an information technology process risk and controls assessment which details management’s controls over user access reviews of significant systems;
●	reviewing system and organizational controls reports for all in-scope systems;
●	implementing procedures to ensure the segregation of duties and hiring additional resources to ensure appropriate review and oversight;
●	evaluating segregation of duties within key process and controls to determine whether segregation of duties existed as part of the existing control or if compensating controls were in place to assist in mitigating any segregation of duties risks; and
●	becoming current in our Exchange Act filing obligations.

As a result of these remediation activities and, based on the result of the operating effectiveness testing we performed for the new and modified controls, management concluded that the previously disclose material weakness no longer existed as of December 31, 2021. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. Except for the changes in connection with our implementation of the remediation actions discussed above, under “Remediation of Material Weakness” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the during the fourth quarter and since the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Current Officers and Directors

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2021 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,397,743	$15.37	3,376,672
Equity compensation plans not approved by security holders	1,173,769	13.89	55,316
Total	6,571,512	$15.11	3,431,988

Plans Adopted Without Approval of Security Holders

Publisher Partner Warrant Program

On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, our Board approved the Channel Partner Warrant Program (the “Publisher Partner Warrant Program”) to be administered by management that authorized us to grant to certain of the Publisher Partners, Publisher Partner Warrants (the “Publisher Partner Warrants”) to purchase up to 90,910 shares of our common stock pursuant to the Publisher Partner Warrant Program. The Publisher Partner Warrant Program was intended to provide equity incentive to the Publisher Partners to motivate and reward them for their services to us and to align the interests of the Publisher Partners with those of our stockholders. The Publisher Partner Warrants had certain performance conditions. Pursuant to the terms of the Publisher Partner Warrants, we would notify the respective Publisher Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Publisher Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Publisher Partner generated during the six-month period from the launch of the Publisher Partner’s operations on our platform or the revenue generated during the period from the issuance date through a specified end date.

On March 10, 2019, our Board terminated the initial Publisher Partner Warrant Program, and approved the “second” Publisher Partner Warrant Program, that authorized us to grant Publisher Partner Warrants to purchase up to 227,273 shares of our common stock. Such Publisher Partner Warrants were to be issued with the same terms as the first Publisher Partner Warrant Program, except that the shares of our common stock underlying these Publisher Partner Warrants are earned and vest over three years and have a five-term.

On May 20, 2020, our Board terminated the second Publisher Partner Warrant Program, and approved the “third” Publisher Partner Warrant Program, that authorized us to grant Publisher Partner Warrants to purchase up to 227,273 shares of our common stock. Such Publisher Partner Warrants granted under the third Publisher Partner Warrant Program were to be issued with the same terms as the second Publisher Partner Warrant Program, except that any Publisher Partner Warrants issued under the third Publisher Partner Warrant Program are no longer subject to performance conditions. We have not granted any Publisher Partner Warrants since fiscal 2018.

Outside Options

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors, and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets. On January 8, 2021, our Board approved an amendment to the Outside Option award grants, which eliminated the performance targets, therefore, the awards continue to vest solely on the time vesting conditions.

Warrants

On June 14, 2019, our Board approved the grant of the warrants to acquire up to 21,989,844 shares our common stock to ABG in connection with the Sports Illustrated Licensing Agreement. Half the warrants have an exercise price of $0.42 per share (the “Forty-Two Cents Warrants”). The other half of the warrants have an exercise price of $0.84 per share (the “Eighty-Four Cents Warrants”). The warrants provide for the following: (1) 40% of the Forty-Two Cents Warrants and 40% of the Eighty-Four Cents Warrants will vest in equal monthly increments over a period of two years beginning on the one-year anniversary of the date of issuance of the warrants (any unvested portion of such warrants to be forfeited by ABG upon certain terminations by us of the Sports Illustrated Licensing Agreement); (2) 60% of the Forty-Two Cents Warrants and 60% of the Eighty-Four Cents Warrants will vest based on the achievement of certain performance goals for the Sports Illustrated licensed brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances we may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants will automatically vest upon certain terminations of the licensing agreement by ABG or upon a change of control of us; and (5) ABG will have the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any of our future equity issuances (subject to customary exceptions). In June 2021, the exercise price of fifty percent (50%) of the Eighty-Four Cents Warrants was changed to $0.42 per share in exchange for additional benefits under the Sports Illustrated Licensing Agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Reference is made to the Financial Statements filed under Item 8, Part II of this Annual Report.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.

3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Rights Agreement, dated as of May 4, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 4, 2021.
4.19*	Description of Securities.
10.1	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.2	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.3	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.
10.4	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.5	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.6	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.7	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.8	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.
10.9	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.

10.10	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.11	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.12	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.13	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.14	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.
10.15	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.16	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.17	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2019.
10.18	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.19	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.
10.20	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.21	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.22	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.23	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.
10.24	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.25	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2020, by and among the Company, Maven Coalition, Inc., TheStreet, Inc. Maven Media Brands, LLC, the agent and the purchaser, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2020.
10.26	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.27	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.28	Form of Series J Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 9, 2020.
10.29	Form of Series J Registration Rights Agreement, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 9, 2020.
10.30	Form of Series K Securities Purchase Agreement by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2020.
10.31	Form of Series K Registration Rights Agreement by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2020.

10.32	Amendment No. 1 to Second Amended and Restated Note Purchase Agreement, dated October 23, 2020, among the Company, the guarantors from time to time party thereto, each of the purchasers named therein, and BRF Financial Co., LLC, in its capacity as agent for the purchasers, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 28, 2020.
10.33	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on August 16, 2021.
10.34	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as Exhibit 10.54 to our Annual Report on Form 10-K filed on August 16, 2021.
10.35	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as Exhibit 10.59 to our Annual Report on Form 10-K filed on August 16, 2021.
10.36+	Consulting Agreement, dated August 26, 2020, by and between Maven Coalition, Inc. and James C. Heckman, Jr., which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on January 8, 2021.
10.37+	Separation Agreement, effective as of September 2, 2020, by and between the Company and James C. Heckman, Jr., which was filed as Exhibit 10.61 to our Annual Report on Form 10-K filed on August 16, 2021.
10.38+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on August 16, 2021.
10.39+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on August 16, 2021.
10.40+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as Exhibit 10.71 to our Annual Report on Form 10-K filed on August 16, 2021.
10.41+	First Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.80 to our Annual Report on Form 10-K filed on August 16, 2021.
10.42+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.81 to our Annual Report on Form 10-K filed on August 16, 2021.
10.43+	Form of Restricted Equity Award Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.82 to our Annual Report on Form 10-K filed on August 16, 2021.
10.44+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.83 to our Annual Report on Form 10-K filed on August 16, 2021.
10.45+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.84 to our Annual Report on Form 10-K filed on August 16, 2021.
10.46+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.85 to our Annual Report on Form 10-K filed on August 16, 2021.
10.47	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.48+	2020 Outside Director Compensation Policy, adopted as of January 1, 2020, which was filed as Exhibit 10.113 to our Annual Report on Form 10-K filed on April 9, 2021.

10.49+	Amendment to 2020 Outside Director Compensation Policy, dated May 27, 2020, which was filed as Exhibit 10.114 to our Annual Report on Form 10-K filed on April 9, 2021.
10.50+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.
10.51+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.52+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.
10.53	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.122 to our Annual Report on Form 10-K filed on April 9, 2021.
10.54+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.55+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.
10.56+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.57+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and James Heckman, which was filed as Exhibit 10.128 to our Annual Report on Form 10-K filed on April 9, 2021.
10.58+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company B. Rinku Sen, which was filed as Exhibit 10.129 to our Annual Report on Form 10-K filed on April 9, 2021.
10.59+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.60+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.61+	Executive Employment Agreement, effective as of January 1, 2021, by and between the Company and Jill Marchisotto, which was filed as Exhibit 10.5 to our Current Report on Form 8-K on February 23, 2021.
10.62+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.63	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.64+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.65+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and James Heckman, which was filed as Exhibit 10.136 to our Annual Report on Form 10-K on April 9, 2021.
10.66+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.67+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.68+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.
10.69+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.70+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.71	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.72	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.73	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.

10.74	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.75	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.76	Amendment No. 2 to Second Amended and Restated Note Purchase Agreement, dated as of May 19, 2021, by and among the Company, Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, and the Agent, and the Purchaser, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on May 25, 2021.
10.77	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.78	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.
10.79	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.80	Amended Consulting Agreement, dated June 3, 2021, by and between the Company, Maven Coalition, Inc., and James C. Heckman Jr., which was filed as Exhibit 10.103 to our Registration Statement on Form S-1 filed on October 29, 2021.
10.81	General Release and Continuing Obligations Agreement, dated June 3, 2021, by and between the Company, Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet Inc., Heckman Media, LLC, and James C. Heckman Jr., which was filed as Exhibit 10.104 to our Registration Statement on Form S-1 filed on October 29, 2021.
10.82+	Amendment to 2016 Stock Incentive Plan Option Agreement, dated June 3, 2021, by and between the Company and James C. Heckman Jr., which was filed as Exhibit 10.105 to our Registration Statement on Form S-1 filed on October 29, 2021.
10.83+	Amendment to 2019 Equity Incentive Plan Option Agreement, dated June 3, 2021, by and between the Company and James C. Heckman Jr., which was filed as Exhibit 10.106 to our Registration Statement on Form S-1 filed on October 29, 2021.
10.84+	Executive Employment Agreement by and between the Company and Spiros Christoforatos, dated October 4, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2021.
10.85	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.86	Third Amendment to Financing and Security Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet, Inc., College Spun Media Incorporated, and Fast Pay Partners LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2021.
10.87	Amendment No. 3 to Second Amended and Restated Note Purchase Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, College Spun Media Incorporated, and BRF Finance Co., LLC, as Agent and Purchaser, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2021.
10.88+	Amendment No. 1 to Second Amended & Restated Executive Employment Agreement, dated as of December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.
10.89+	Bonus Letter, dated as of October 6, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2022.
10.90	Form of Stock Purchase Agreement by and between the Company and certain investors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.
10.91	Amendment No. 4 to Second Amended and Restated Note Purchase Agreement, dated January 23, 2022, by and between theMaven, Inc., Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, College Spun Media Incorporated, and BRF Finance Co., LLC, as Agent and Purchaser, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 28, 2022.

10.92	Exchange Agreement, dated October 31, 2020, by and between the Company and James C. Heckman, which was filed as Exhibit 10.125 to our Annual Report on Form 10-K filed on April 9, 2021.
10.93+	Letter Agreement between the Company and Joshua Jacobs, effective as of March 9, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on March 12, 2021.
10.94+	Restricted Stock Award Grant Notice, effective March 9, 2021, by and between the Company and Eric Semler, which was filed as Exhibit 10.144 to our Annual Report on Form 10-K on April 9, 2021.
10.95	Underwriting Agreement, dated February 10, 2022, between The Arena Group Holdings, Inc. and B. Riley Securities, Inc., as representative of the several underwriters, which was filed as Exhibit 1.1 to our Current Report on Form 8-K filed on February 11, 2022.
10.96	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 15, 2021.
14.1	Amended and Restated Business Code of Ethics and Conduct, which was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed on August 16, 2021.
14.2	Code of Ethics for Financial Officers, which was filed as Exhibit 14.2 to our Annual Report on Form 10-K filed on August 16, 2021.
21.1*	Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS Inline XBRL*	Instance Document.
101.SCH Inline XBRL*	Taxonomy Extension Schema Document.
101.CAL Inline XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL*	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed Herewith
+	Employment Agreement

(b)	Exhibits. See Item 15(a) above.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Arena Group Holdings, Inc.

Dated: March 31, 2022	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ SPIROS CHRISTOFORATOS
Spiros Christoforatos
Chief Accounting Officer
(Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ross Levinsohn and Douglas B. Smith, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ ROSS LEVINSOHN	Chief Executive Officer and Chairman of the Board
Ross Levinsohn	(Principal Executive Officer)
Date: March 31, 2022

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial Officer)
Date: March 31, 2022

/s/ SPIROS CHRISTOFORATOS	Chief Accounting Officer
Spiros Christoforatos	(Principal Accounting Officer)
Date: March 31, 2022

/s/ H. HUNT ALLRED	Director
Daniel Shribman
Date: March 31, 2022

/s/ CARLO ZOLA	Director
Carlo Zola
Date: March 31, 2022

/s/ CHRISTOPHER PETZEL	Director
Christopher Petzel
Date: March 31, 2022

/s/ LAURA LEE	Director
B. Laura Lee
Date: March 31, 2022

/s/ DANIEL SHRIBMAN	Director
Daniel Shribman
Date: March 31, 2022

/s/ TODD D. SIMS	Director
Todd D. Sims
Date: March 31, 2022

The Arena Group Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of

The Arena Group Holdings, Inc. and Subsidiaries (formerly known as theMaven, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Arena Group Holdings, Inc. and Subsidiaries (formerly known as theMaven, Inc.) the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Contract Modification to Certain Subscription Contacts

As described in Note 2 to the consolidated financial statements, the Company modified certain digital and magazine subscription contracts in January 2020, February 2020 and December 2021 to reflect changes in the number of copies of future magazines to be published on a yearly basis. The Company determined that these subscription contract modifications are distinct from the original contract which in effect establishes a new contract with each individual subscriber. The Company accounted for the subscription contract modification on a prospective basis.

We evaluated the impact of the subscription contract modification as a critical audit matter as there is significant judgment by management in determining the revenues to be recognized in future periods. For the year ended December 31, 2021, the Company recognized $2.8 million of revenues resulting from the subscription contract modifications.

To address this matter required performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures included, amongst others, (i) testing the future earnings to be recognized on a prospective basis (ii) confirming the number of future unserved subscription copies at the subscription contract modification dates and (iii) testing management’s analysis  of the financial impact of the contract modification to current period earnings.

Evaluation of acquisition-date fair value of the brand name intangible asset

As discussed in Note 3 to the consolidated financial statements, the Company acquired College Spun Media Incorporated (“The Spun”) on June 4, 2021 for a purchase price of $11.8 million. In connection with the transaction, the Company recorded an intangible asset related to the acquired brand name for $5.2 million.

We identified and evaluated the acquisition-date fair value of the brand name acquired in the transaction as a critical audit matter. This critical audit matter required a degree of subjectivity in calculating its fair value. A discounted cash flow model included internally-developed assumptions with limited observable market information was used to calculate the value and was sensitive to possible changes to key assumptions, including: (i) forecasted revenue growth rates, (ii) forecasted earnings before interest, tax, depreciation, and amortization (EBITDA) margins and (iii) weighted-average cost of capital (WACC), including the discount rate.

The primary procedures we performed to address this critical audit matter included evaluating the Company’s forecasted revenue growth rates by comparing the forecasted growth to The Spun’s historical and actual results to assess The Spun’s ability to accurately forecast. In addition, we involved a valuation specialist to assist with (i) evaluating the valuation approach used by the Company to calculate the fair value of the brand name and (ii) assessing the Company’s WACC calculation, by comparing it against an independently estimated WACC.

/s/ Marcum llp
Marcum LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 31, 2022

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,349,020	$9,033,872
Restricted cash	501,780	500,809
Accounts receivable, net	21,659,847	16,497,626
Subscription acquisition costs, current portion	30,162,524	28,146,895
Royalty fees, current portion	11,250,000	15,000,000
Prepayments and other current assets	4,747,847	4,667,263
Total current assets	77,671,018	73,846,465
Property and equipment, net	635,768	1,129,438
Operating lease right-of-use assets	528,431	18,292,196
Platform development, net	9,298,795	7,355,608
Royalty fees, net of current portion	-	11,250,000
Subscription acquisition costs, net of current portion	8,234,553	13,358,585
Acquired and other intangible assets, net	57,356,497	71,501,835
Other long-term assets	639,151	1,330,812
Goodwill	19,618,667	16,139,377
Total assets	$173,982,880	$214,204,316
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$11,981,852	$8,228,977
Accrued expenses and other	24,010,569	14,718,193
Line of credit	11,988,194	7,178,791
Unearned revenue	54,029,657	61,625,676
Subscription refund liability	3,086,799	4,035,531
Operating lease liabilities	373,859	1,059,671
Liquidated damages payable	5,197,182	9,568,091
Current portion of long-term debt	5,744,303	-
Embedded derivative liabilities	-	1,147,895
Total current liabilities	116,412,415	107,562,825
Unearned revenue, net of current portion	15,275,892	23,498,597
Restricted stock liabilities, net of current portion	-	1,995,810
Operating lease liabilities, net of current portion	785,320	19,886,083
Liquidating damages payable, net of current portion	7,008,273	-
Other long-term liabilities	7,556,265	753,365
Deferred tax liabilities	362,118	210,832
Long-term debt, net of current portion	64,372,511	62,194,272
Total liabilities	211,772,794	216,101,784
Commitments and contingencies (Note 27)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168,496; Series G shares issued and outstanding: 168.496; common shares issuable upon conversion: 8,582 at December 31, 2021 and 2020	168,496	168,496
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $15,066,000 and $19,596,000; Series H shares issued and outstanding: 15,066 and 19,596; common shares issuable upon conversion: 2,075,200 and 2,699,312 at December 31, 2021 and 2020, respectively	13,717,496	18,247,496
Total mezzanine equity	13,885,992	18,415,992
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares: issued and outstanding; 12,632,947 and 10,412,965 shares December 31, 2021 and 2020, respectively	126,329	104,129
Common stock to be issued	491	491
Additional paid-in capital	200,410,213	141,855,206
Accumulated deficit	(252,212,939)	(162,273,286)
Total stockholders’ deficiency	(51,675,906)	(20,313,460)
Total liabilities, mezzanine equity and stockholders’ deficiency	$173,982,880	$214,204,316

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue	$189,140,334	$128,032,397
Cost of revenue (includes amortization for developed technology and platform development for 2021 and 2020 of $8,829,025 and $8,550,952, respectively)	110,977,736	103,063,445
Gross profit	78,162,598	24,968,952
Operating expenses
Selling and marketing	82,691,061	43,589,239
General and administrative	54,400,720	36,007,238
Depreciation and amortization	16,347,274	16,280,475
Loss on disposition of assets	1,192,310	279,133
Loss on impairment of lease	466,356	-
Loss on termination of lease	7,344,655	-
Total operating expenses	162,442,376	96,156,085
Loss from operations	(84,279,778)	(71,187,133)
Other (expenses) income
Change in valuation of warrant derivative liabilities	34,492	496,305
Change in valuation of embedded derivative liabilities	-	2,571,004
Loss on conversion of convertible debt	-	(3,297,539)
Interest expense	(10,454,618)	(16,497,217)
Interest income	6,484	381,026
Liquidated damages	(2,637,364)	(1,487,577)
Gain upon debt extinguishment	5,716,697	-
Total other expenses	(7,334,309)	(17,833,998)
Loss before income taxes	(91,614,087)	(89,021,131)
Income tax benefit (provision)	1,674,434	(210,832)
Net loss	(89,939,653)	(89,231,963)
Deemed dividend on convertible preferred stock	-	(15,642,595)
Net loss attributable to common stockholders	$(89,939,653)	$(104,874,558)
Basic and diluted net loss per common share	$(7.87)	$(50.18)
Weighted average number of common shares outstanding – basic and diluted	11,429,740	2,090,047

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2021 and 2020

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance at January 1, 2020	1,687,233	$16,872	179,014	$1,790	$35,954,677	$(73,041,323)	$(37,067,984)
Issuance of restricted stock units in connection with the acquisition of LiftIgniter	-	-	-	-	500,000	-	500,000
Issuance of common stock in connection with the merger of Say Media	129,880	1,299	(129,880)	(1,299)	-	-	-
Forfeiture of restricted stock	(18,182)	(182)	-	-	182	-	-
Issuance of restricted stock awards to the board of directors	25,569	256	-	-	(256)	-	-
Issuance of common stock upon conversion of 12% convertible debentures	2,449,431	24,494	-	-	21,377,994	-	21,402,488
Issuance of common stock upon conversion of related embedded derivative liabilities of 12% convertible debentures	-	-	-	-	10,929,996	-	10,929,996
Issuance of common stock upon conversion of Series H convertible preferred stock	41,323	413	-	-	299,587	-	300,000
Issuance of common stock upon conversion of Series I convertible preferred stock	2,100,000	21,000	-	-	24,760,742	-	24,781,742
Issuance of common stock upon conversion of Series J convertible preferred stock	1,981,114	19,811	-	-	24,306,730	-	24,326,541
Issuance of common stock upon conversion of Series K convertible preferred stock	2,050,228	20,502	-	-	26,933,048	-	26,953,550
Reclassification of restricted stock awards and units from equity to liability classified upon modification	-	-	-	-	(3,800,734)	-	(3,800,734)
Common stock withheld for taxes	(33,947)	(339)	-	-	(520,105)	-	(520,444)
Exercise of common stock options	316	3	-	-	3,764	-	3,767
Deemed dividend on Series I convertible preferred stock	-	-	-	-	(5,082,000)	-	(5,082,000)
Deemed dividend on Series J convertible preferred stock	-	-	-	-	(586,545)	-	(586,545)
Deemed dividend on Series K convertible preferred stock	-	-	-	-	(9,472,050)	-	(9,472,050)
Beneficial conversion feature on Series H convertible preferred stock	-	-	-	-	502,000	-	502,000
Deemed dividend on Series H convertible preferred stock	-	-	-	-	(502,000)	-	(502,000)
Stock-based compensation	-	-	-	-	16,250,176	-	16,250,176
Net loss	-	-	-	-	-	(89,231,963)	(89,231,963)
Balance at December 31, 2020	10,412,965	104,129	49,134	491	141,855,206	(162,273,286)	(20,313,460)
Issuance of restricted stock awards to the board of directors	48,856	489	-	-	(489)	-	-
Repurchase restricted stock classified as liabilities	(22,178)	(222)	-	-	222	-	-
Issuance of common stock for restricted stock units in connection with the acquisition of LiftIgniter	11,667	117	-	-	(117)	-	-
Issuance of common stock in connection with professional services	14,205	142	-	-	124,858	-	125,000
Issuance of restricted stock in connection with the acquisition of The Spun	194,806	1,948	-	-	(1,948)	-	-
Net exercise of common stock options with exchange of common stock	3,858	39	-	-	(39)	-	-
Common stock withheld for taxes	(4,355)	(44)	-	-	(70,194)	-	(70,238)
Issuance of common stock in connection with private placement	1,299,027	12,990	-	-	19,824,767	-	19,837,757
Issuance of common stock upon conversion of Series H convertible preferred stock	624,111	6,241	-	-	4,523,759	-	4,530,000
Issuance of restricted stock in connection with the acquisition of Fulltime Fantasy	34,092	341	-	-	502,159	-	502,500
Issuance of common stock upon vesting of restricted stock units	22,728	227	-	-	(227)	-	-
Forfeiture of unvested restricted stock awards	(6,835)	(68)	-	-	68	-	-
Reclassification of warrants to equity	-	-	-	-	1,113,403	-	1,113,403
Stock-based compensation	-	-	-	-	32,538,785	-	32,538,785
Net loss	-	-	-	-	-	(89,939,653)	(89,939,653)
Balance at December 31, 2021	12,632,947	$126,329	49,134	$491	$200,410,213	$(252,212,939)	$(51,675,906)

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(89,939,653)	$(89,231,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	443,422	638,796
Amortization of platform development and intangible assets	24,732,877	24,192,631
Loss on disposition of assets	1,192,310	279,133
Loss on impairment of lease	466,356	-
Loss on termination of lease	7,344,655	-
Gain upon debt extinguishment	(5,716,697)	-
Amortization of debt discounts	2,105,536	6,607,212
Change in valuation of warrant derivative liabilities	(34,492)	(496,305)
Change in valuation of embedded derivative liabilities	-	(2,571,004)
Loss on conversion of 12% convertible debentures	-	3,297,539
Accrued and noncash converted interest	6,956,182	9,244,324
Liquidated damages	2,637,364	1,487,577
Stock-based compensation	30,493,521	14,641,181
Deferred income taxes	(1,674,434)	210,832
Other	(499,196)	(524,418)
Change in operating assets and liabilities net of effect of business combinations:
Accounts receivable	(2,891,000)	362,460
Subscription acquisition costs	3,108,403	(34,945,422)
Royalty fees	15,000,000	15,000,000
Prepayments and other current assets	48,983	(356,528)
Other long-term assets	691,661	(245,525)
Accounts payable	3,752,875	(1,404,703)
Accrued expenses and other	7,474,423	(3,392,507)
Unearned revenue	(15,818,724)	21,695,088
Subscription refund liability	(948,732)	891,359
Operating lease liabilities	(2,489,166)	1,814,601
Other long-term liabilities	(1,165,863)	511,055
Net cash used in operating activities	(14,729,389)	(32,294,587)
Cash flows from investing activities
Purchases of property and equipment	(376,635)	(1,212,003)
Capitalized platform development	(4,818,866)	(3,750,541)
Proceeds from sale of intangible asset	-	350,000
Payments for acquisition of businesses, net of cash	(7,950,457)	(315,289)
Net cash used in investing activities	(13,145,958)	(4,927,833)
Cash flows from financing activities
Proceeds from long-term debt	5,086,135	11,702,725
Proceeds, net of repayments, under line of credit	4,809,403	7,178,791
Proceeds from common stock private placement	20,005,000	-
Payment of debt issuance costs on long-term debt	-	(560,500)
Proceeds from issuance of Series H convertible preferred stock	-	113,000
Repayments of convertible debt	-	(1,130,903)
Proceeds from exercise of common stock options	-	3,767
Proceeds from issuance of Series J convertible preferred stock	-	6,000,000
Proceeds from issuance of Series K convertible preferred stock	-	14,675,000
Payments of issuance costs from common stock private placement	(167,243)	-
Payment for taxes related to repurchase of restricted common stock	(70,238)	(520,444)
Payment of restricted stock liabilities	(1,471,591)	(177,425)
Net cash provided by financing activities	28,191,466	37,284,011
Net increase in cash, cash equivalents, and restricted cash	316,119	61,591
Cash, cash equivalents, and restricted cash – beginning of year	9,534,681	9,473,090
Cash, cash equivalents, and restricted cash – end of year	$9,850,800	$9,534,681
Supplemental disclosure of cash flow information
Cash paid for interest	$1,392,900	$645,681
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$2,045,264	$1,608,995
Issuance of common stock in connection with professional services	125,000	-
Deferred cash payments in connection with acquisition of The Spun	905,109	-
Assumption of liabilities in connection with acquisition of The Spun	84,732	-
Commitment fee on delayed draw term note in accrued expenses and other	508,614	-
Reclassification of warrants to equity	1,113,403	-
Net exercise of common stock options with exchange of common stock	39	-
Debt discount on long-term debt	-	913,865
Restricted common stock units issued in connection with acquisition of LiftIgniter	-	500,000
Assumption of liabilities in connection with acquisition of LiftIgniter	-	140,381
Restricted stock issued in connection with acquisition of Fulltime Fantasy	502,500	-
Deferred cash payments in connection with acquisition of Fulltime Fantasy	419,387	-
Conversion of convertible debt into common stock	-	21,402,488
Conversion of embedded derivative liabilities into common stock	-	10,929,996
Conversion of Series I convertible preferred stock into common stock	-	19,699,742
Conversion of Series J convertible preferred stock into common stock	-	23,739,996
Conversion of Series K convertible preferred stock into common stock	-	17,481,500
Deemed dividend on Series H convertible preferred stock	-	502,000
Deemed dividend on Series I convertible preferred stock	-	5,082,000
Deemed dividend on Series J convertible preferred stock	-	586,545
Deemed dividend on Series K convertible preferred stock	-	9,472,050
Payment of long-term debt for issuance of Series K convertible preferred stock	-	3,367,000
Payment of promissory note for issuance for Series H convertible preferred stock	-	389,000

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

1. Organization and Basis of Presentation

Organization

The Arena Holdings Group, Inc. (formerly known as TheMaven, Inc.) (“The Arena Group” or the “Company”), was incorporated in Delaware on October 1, 1990. On October 11, 2016, the predecessor entity now known as The Arena Group exchanged its shares with another entity that was incorporated in Delaware on July 22, 2016. On November 4, 2016, these entities consummated a recapitalization. This resulted in The Arena Group becoming the parent entity, and the other Delaware entity becoming the wholly owned subsidiary. On December 19, 2019, the Company’s wholly owned subsidiaries The Arena Platform, Inc. (formerly known as Maven Coalition, Inc.), and HubPages, Inc. (“HubPages”), a Delaware corporation that was acquired by the Company in a merger during 2018, were merged into another of the Company’s wholly owned subsidiaries, Say Media, Inc. (“Say Media”), a Delaware corporation that was acquired by the Company in a merger during 2018, with Say Media as the surviving corporation. On January 6, 2020, Say Media changed its name to The Arena Platform, Inc. (“Arena Platform”). As of December 31, 2021, the Company’s wholly owned subsidiaries consist of The Arena Platform, The Arena Media Brands, LLC (“Arena Media”) (formerly known as Maven Media Brands, LLC) formed during 2019 as a wholly owned subsidiary of The Arena Group), TheStreet, Inc. (“TheStreet” acquired by the Company in a merger during 2019) and College Spun Media Incorporated (“The Spun” acquired by the Company in a merger during 2021 as further described in Note 3).

The Company changed its corporate name to The Arena Group Holdings, Inc. from TheMaven, Inc. to on February 8, 2022. The Company’s subsidiaries changed their corporate names to The Arena Platform, Inc. from Maven Coalition, Inc. and to The Arena Media Brands, LLC from Maven Media Brands, LLC on February 18, 2022.

Unless the context indicates otherwise, The Arena Group, The Arena Platform, TheStreet and The Spun, are together hereinafter referred to as the “Company.”

Reverse Stock Split

On November 18, 2020, the Company’s stockholders holding more than a majority of the voting power of the Company approved the amendment to the Company’s Amended and Restated Certificate of Incorporation on November 24, 2020, to effect a reverse split of the common stock at a ratio to be determined by the board of directors (the “Board”) within certain parameters, and without reducing the authorized number of shares of common stock.

On February 8, 2022, the Company’s Board approved a one-for-twenty-two (1-for-22) reverse stock split of its outstanding shares of common stock that was effective at 8:00 p.m. Eastern Time on February 8, 2022 and began trading on the NYSE American (the “NYSE American”) on February 9, 2022 (as further described below). At the effective time, every twenty-two shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.

The accompanying financial statements and notes to the financial statements give effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, stockholders’ deficiency reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split. In addition, any fractional shares that would otherwise be issued as a result of the reverse stock split were rounded up to the nearest whole share. In connection with the reverse stock split, proportionate adjustments were made to increase the per share exercise prices and decrease the number of shares of common stock issuable upon exercise of common stock options and warrants whereby approximately the same aggregate price is required to be paid for such securities upon exercise as had been payable immediately preceding the reverse stock split. In addition, any fractional shares that would otherwise be issued as a result of the reverse stock split were rounded up to the nearest whole share.

On February 9, 2022, in connection with the Company’s name change and reverse stock split, the Company up-listed its common stock to the NYSE American, which began trading on February 9, 2022 under the symbol “AREN.” A notice of corporate action was filed with the Financial Industry Regulatory Authority (“FINRA”), requesting approval to change the Company’s corporate name and trading symbol, and to effect the reverse stock split. The Company’s common stock, prior to the up-list, was quoted on the OTC Markets Group Inc.’s (“OTCM”) OTCQX® Best Market (the “OTCQX”) under the symbol “MVEN.”

Business Operations

The Company is a data-driven media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”), empowering premium publishers who impact, inform, educate and entertain. The Company’s strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports, finance) and where it can leverage the strength of its core brands to grow our audience and monetization both within its core brands as well as its media publishers (each, a “Publisher Partner”). The Company’s focus is on leveraging the Platform and iconic brands in targeted verticals to maximize the audience, improve engagement and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our 35 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. The Company operates the media businesses for Sports Illustrated (as defined below), own and operate TheStreet and The Spun (collectively, Sports Illustrated, TheStreet and The Spun are hereinafter referred to as the Company’s “Owned and Operated Businesses”), and power more than 200 independent Publisher Partners, including Biography, History, and the many team sports sites that comprise FanNation, among others. Each Publisher Partner joins the Platform by invitation-only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting the Company’s position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and the Company’s expertise in search engine optimization (SEO), social media, subscription marketing and ad monetization, Publisher Partners continually benefit from its ongoing technological advances and bespoke audience development expertise. Additionally, the Company believes the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical on both the content and technology sides. While they benefit from these critical performance improvements, they also may save substantially in technology, infrastructure, advertising sales, member marketing, and management costs. In addition, they benefit from recirculation across the Company’s Platform, as well as syndication to more than 25 third-party sites.

The Company’s growth strategy is to continue to expand the coalition by adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform. In each vertical, the Company seeks to build around a leading brand, such as Sports Illustrated (for sports) and TheStreet (for finance), surround it with subcategory specialists, and further enhance coverage with individual expert contributors. The primary means of expansion is adding independent Publisher Partners and/or acquiring publishers that have premium branded content and can broaden the reach and impact of the Platform. As the Company’s digital revenue and gross margin grows, the Company believes it can further accelerate its growth.

The Company assumed management of certain Sports Illustrated media assets (pursuant to a licensing agreement with Sports Illustrated, including various amendments, or a collectively referred to herein as the “Sports Illustrated Licensing Agreement”) on October 4, 2019. Sports Illustrated is owned by ABG-SI LLC (“ABG”), a brand development, marketing, and entertainment company. Since assuming management of the Sports Illustrated media assets, the Company has implemented significant changes to rebuild the historic brand and beacon of sports journalism, to evolve and expand the business, and to position it for growth and continued success going forward.

SI Sportsbook was launched in 2021 in Colorado. The Company provides the content for SI Sportsbook and its partner, 888, one of the world’s leading online betting and gaming companies, provides the gambling engine. SI Sportsbook covers the NFL, CFB, NCAAMB, MLB, NBA, NHA, PGA, Horse Racing, UCF, Boxing. The content the Company provides includes: (i) Sports Illustrated winners club newsletter, live NFL pre-game show and twitter spaces, (ii) 50,000 NFL and CFB game betting previews and player props, (iii) five new betting articles series, and (iv) four new video on-demand betting series.

TheStreet is a leading financial news and information provider to investors and institutions worldwide and has produced business news and market analysis for individual investors. TheStreet brings its editorial tradition, strong subscription platform, and valuable membership base to the Company, and benefits from its mobile-friendly CMS, social, video, and monetization technology.

The Spun (thespun.com), founded in September 2012, is an online independent sports publication that brings readers the most interesting athletic stories of the day. Currently, The Spun produces more than 30,000 annual content pieces. The Spun reaches approximately 35 million unique readers per month and focuses on the social media aspect of the industry.

Seasonality

The Company experiences typical media company advertising and membership sales seasonality, which is strong in the fiscal fourth quarter and slower in the fiscal first quarter.

Going Concern

The Company performed an annual reporting period going concern assessment. Management is required to assess the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Historically, the Company has recorded recurring losses from operations and has operated with a net capital deficiency. The Company considered these factors to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Most recently, operating losses realized in prior years had been impacted by the COVID-19 pandemic and the related shut down of most professional and collegiate sports, which reduced user traffic and advertising revenue. As the Company entered fiscal 2021, and the impact of COVID-19 on its operations began to dissipate, the Company invested heavily in marketing, customer growth, and people and technology as it expanded its operations, specifically related to TheStreet and the Sports Illustrated media business.

As reflected in these consolidated financial statements, the Company recorded revenues of approximately $189.1 million and incurred a net loss attributable to common stockholders of approximately $89.9 million for the year ended December 31, 2021. The Company has historically financed its working capital requirements since inception through the issuance of debt and equity securities.

Management has evaluated whether relevant conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. The factors considered include, but are not limited to, the Company’s financial condition, liquidity sources, obligations due within one year after the issuance date of its accompanying consolidated financial statements, and the funds necessary to maintain operations, including negative financial trends or other indicators of possible financial difficulty. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that a company will not be able to meet its obligations as they become due within one year after the issuance date of its financial statements.

Management’s assessment is based on the relevant conditions that are known or reasonably knowable as of the date these consolidated financial statements for the year ended December 31, 2021 were issued. In particular, the Company evaluated: (1) 2022 cash flow forecast, which considered the use of its working capital line with FastPay (as described in Note 14) to fund changes in working capital, under which it has available credit of approximately $17.7 million, subject to eligible account receivables, as of the issuance date of these consolidated financial statements for the year ended December 31, 2021, as well as the additional capital the Company raised in a firm commitment underwritten public offering of $31.5 million after fees and expenses, which was completed subsequent to December 31, 2021; and (2) its 2022 operating budget, which considers that (i) more than half of the Company’s total revenue is derived from recurring digital and print subscriptions, which are generally paid in advance, and (ii) overall digital revenue, representing 53.4% of the Company’s total revenue, grew approximately 49.1% in fiscal 2021, which the Company believes demonstrates the strength of its brands.

In addition, the Company’s firm commitment underwritten public offering, as described above, demonstrates its ability to access capital markets. Finally, the Company also considered its implementation of additional measures, if required, related to potential revenue and earnings declines from continued COVID-19-related challenges.

Management’s assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. As a result of these considerations and as a part of the quantitative and qualitative factors that are known or reasonably knowable as of the date these consolidated financial statements for the year ended December 31, 2021 were issued, the Company concluded that conditions and events considered in the aggregate, do not raise substantial doubt about its ability to continue as a going concern for a one-year period following the financial statement issuance date.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of The Arena Group and its wholly owned subsidiaries, Arena Media, Arena Platform, TheStreet and The Spun. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currencies (Canadian dollar), as it is the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currencies financial statements into U.S. dollars was immaterial for the year ended December 31, 2020, therefore, a foreign currency cumulative translation adjustment was not reported as a component of accumulated other comprehensive income (loss) and the unrealized foreign exchange gain or loss was omitted from the consolidated statements of cash flows. Foreign currency transaction gains and losses, if any, resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income, net on the consolidated statements of operations.

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

In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

With the initial onset of COVID-19, the Company faced significant change in its advertisers’ buying behavior. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues. Given that the Sports Illustrated media business relies on sporting events to generate content and comprises a material portion of the Company’s revenues, the cash flows and results of operations are susceptible to a widespread cancellation of sporting events or a general limitation of societal activity akin to what is widely known to have occurred in the Unites States and elsewhere during the 2020 calendar year. Future widespread shutdowns of in-person economic activity could have a material impact on the Company’s business. As a result of the Company’s advertising revenue declining in early 2020 caused by the widespread cancellations of sporting events, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause an impact in the near term, that depend on the actions taken to prevent the further spread of COVID-19.

Since August 2018, B. Riley FBR, Inc. (“B. Riley FBR”), a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly-traded financial services company (“B. Riley”), has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services have included raising of equity capital to support the acquisition of College Spun Media Incorporated (as described in Note 3). B. Riley has also assisted in the raising of debt and equity capital for various acquisitions, refinancing and working capital purposes including the 12% Convertible Debentures (as described in Note 18), Senior Secured Note and Delayed Draw Term Note (as described in Note 19), Series H, Series I, Series J and Series K Preferred Stock (as described in Note 20), Common Stock Private Placement (as described in Note 21) and the Public Offering (as described in Note 28).

Segment Reporting

The Company operates in one reportable segment which focuses on a publishing platform. The Company’s business offerings have similar operating characteristics and similar long-term operating performance, including the types of customers, nature of product or services, distribution methods and regulatory environment. The chief operating decision maker of the Company reviews specific financial and operational specific data and other key metrics to make resource allocation decisions and assesses performance by review of profit and loss information on a consolidated basis. The consolidated financial statements reflect the financial results of the Company’s one reportable segment.

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

The following is a description of the principal activities from which the Company generates revenue:

Advertising Revenue

Digital Advertising – The Company recognizes revenue from digital advertisements at the point when each ad is viewed. The quantity of advertisements, the impression bid prices and revenue are reported on a real-time basis. The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent Publisher Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Advertising revenue that is comprised of fees charged for the placement of advertising, on the Company’s flagship website, TheStreet.com, is recognized as the advertising or sponsorship is displayed, if collection of the resulting receivable is reasonably assured.

Print Advertising – Advertising related revenues for print advertisements are recognized when advertisements are published (defined as an issue’s on-sale date), net of provisions for estimated rebates, rate adjustments, and discounts.

Subscription Revenue

Digital Subscriptions – The Company enters into contracts with internet users that subscribe to premium content on the owned and operated media channels and facilitate such contracts between internet users and our Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. The Company owes its independent Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Subscription revenue generated from the Company’s flagship website TheStreet.com from institutional and retail customers is comprised of subscriptions and license fees for access to securities investment information, stock market commentary, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Unearned revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Print Revenue

Print revenue includes magazine subscriptions and single copy sales at newsstands.

Print Subscriptions – Revenue from magazine subscriptions is deferred and recognized proportionately as products are distributed to subscribers.

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

Nature of Performance Obligations

At contract inception, the Company assesses the obligations promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service or bundle that is distinct. To identify the performance obligations, the Company considers all the promises in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when, or as, the performance obligations are satisfied, and control is transferred to the customer.

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

Digital Subscriptions – The Company recognizes revenue from each membership subscription to access the premium content over time based on a daily calculation of revenue during the reporting period, which is generally one year. Subscriber payments are initially recorded as unearned revenue on the balance sheets. As the Company provides access to the premium content over the membership subscription term, the Company recognizes revenue and proportionately reduces the unearned revenue balance.

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

As of December 31, 2021 and 2020, a subscription refund liability of $3,086,799 and $4,035,531, respectively, was recorded for the provision for the estimated returns and refunds on the consolidated balance sheets.

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

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis (further details are provided under the headings Contract Balances and Subscription Acquisition Costs).

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2021	2020
Revenue by category:
Digital revenue
Digital advertising	$62,864,924	$34,648,945
Digital subscriptions	29,628,355	28,495,676
Other revenue	8,515,655	4,596,686
Total digital revenue	101,008,934	67,741,307
Print revenue
Print advertising	9,050,671	9,710,877
Print subscriptions	79,080,729	50,580,213
Total print revenue	88,131,400	60,291,090
Total	$189,140,334	$128,032,397
Revenue by geographical market:
United States	$182,706,557	$122,570,712
Other	6,433,777	5,461,685
Total	$189,140,334	$128,032,397
Revenue by timing of recognition:
At point in time	$159,511,979	$99,536,721
Over time	29,628,355	28,495,676
Total	$189,140,334	$128,032,397

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: Publisher Partner guarantees and revenue share payments; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance, and occupancy costs of related personnel; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel and stock-based compensation related to Publisher Partner Warrants (as described in Note 22).

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

The following table provides information about contract balances:

	As of December 31,
	2021	2020
Unearned revenue (short-term contract liabilities):
Digital revenue	$14,692,479	$15,039,331
Print revenue	39,337,178	46,586,345
	$54,029,657	$61,625,676
Unearned revenue (long-term contract liabilities):
Digital revenue	$1,444,440	$785,636
Print revenue	13,831,452	22,712,961
	$15,275,892	$23,498,597

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and print subscription revenue of $56,368,308 was recognized during the year ended December 31, 2021 from unearned revenue at the beginning of the year.

During January of 2020, February of 2020 and December of 2021, the Company modified certain digital and print subscription contracts that prospectively changed the frequency of the related issues (or magazines) required to be delivered on a yearly basis (the “Contract Modifications”). The Company determined that the remaining digital content and magazines to be delivered are distinct from the digital content or magazines already provided under the original contract. As a result, the Company in effect established a new contract that included only the remaining digital content or magazines. Accordingly, the Company allocated the remaining performance obligations in the contracts as consideration from the original contract that has not yet been recognized as revenue. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $2,821,155 and $9,341,946, respectively, resulting from the Contract Modifications.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains cash, cash equivalents, and restricted cash at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2021 and 2020, cash and cash equivalents consist primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

The following table reconciles total cash, cash equivalents, and restricted cash:

	As of December 31,
	2021	2020
Cash and cash equivalents	$9,349,020	$9,033,872
Restricted cash	501,780	500,809
Total cash, cash equivalents, and restricted cash	$9,850,800	$9,534,681

As of December 31, 2021 and 2020, the Company had restricted cash of $501,780 and $500,809, respectively, which serves as collateral for certain credit card merchant accounts with a bank.

Accounts Receivable

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable as of December 31, 2021 and 2020 of $21,659,847 and $16,497,626, respectively, are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of December 31, 2021 and 2020 was $1,578,357 and $892,352, respectively.

Subscription Acquisition Costs

Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and, therefore, meet the capitalization criteria. Direct mail costs also meet the requirements to be capitalized as assets if they are proven to be recoverable. The incremental costs of obtaining a contract are amortized as revenue is recognized or over the term of the agreement. The Company had no asset impairment charges related to the subscription acquisition costs during the years ended December 31, 2021 and 2020.

The Contract Modifications resulted in subscription acquisition costs to be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized.

As of December 31, 2021 and 2020, subscription acquisition costs were $38,397,077 (short-term of $30,162,524 and long-term of $8,234,553) and $41,505,480 (short-term of $28,146,895 and long-term of $13,358,585), respectively. Subscription acquisition cost as of December 31, 2021 presented as current assets of $30,162,524 are expected to be amortized during the year ending December 31, 2021 and $8,234,553 presented as long-term assets are expected to be amortized after the year ending December 31, 2021.

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

Revenue from a significant customer as a percentage of the Company’s total revenue represents 11.3% and none for the years ended December 31, 2021 and 2020, respectively.

A significant accounts receivable balance as a percentage of the Company’s total accounts receivable represents 10.7% and none for the years ended December 31, 2021 and 2020, respectively.

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

A significant accounts payable balance as a percentage of the Company’s total accounts payable represents 10.5% and none for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company has lease arrangements for certain equipment and its offices. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. At inception, the Company determines whether an arrangement that provides control over the use of an asset is a lease. When it is reasonably certain that the Company will exercise the renewal period, the Company includes the impact of the renewal in the lease term for purposes of determining total future lease payments. Rent expense is recognized on a straight-line basis over the lease term.

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

Intangible Assets

Intangibles with finite lives, consisting of developed technology and trade names, are amortized using the straight-line method over the estimated economic lives of the assets. A finite lived intangible asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Intangibles with an indefinite useful life are not being amortized.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company operates as one reporting unit, therefore, the impairment test is performed at the consolidated entity level. Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. As of December 31, 2021 and 2020, management determined there were no indications of impairment.

Deferred Financing Costs and Discounts on Debt Obligations

Deferred financing costs consist of cash and noncash consideration paid to lenders and third parties with respect to convertible debt and other financing transactions, including legal fees and placement agent fees. Such costs are deferred and amortized over the term of the related debt. Upon the settlement of debt or conversion of convertible debt into common stock, under certain circumstances, the pro rata portion of any related unamortized deferred financing costs are charged to operations.

Additional consideration in the form of warrants and other derivative financial instruments issued to lenders is accounted for at fair value utilizing information determined by consultants with the Company’s independent valuation firm. The fair value of warrants and derivatives are recorded as a reduction to the carrying amount of the related debt and are being amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as a liability on the balance sheet. Upon the settlement or conversion of convertible debt into common stock, under certain circumstances, the pro rata portion of any related unamortized discount on debt is charged to operations.

Liquidated Damages

Liquidated damages are provided as a result of the following: (i) certain registration rights agreements provide for damages if the Company does not register certain shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”); and (ii) certain securities purchase agreements provide for damages if the Company does not maintain its periodic filings with the Securities and Exchange Commission (“SEC”) within the requisite time frame (the “Public Information Failure Damages”). Obligations with respect to the Registration Rights Damages and the Public Information Failure Damages (collectively, the “Liquidated Damages”) are accounted for as contingent obligations when it is deemed probable the obligations would not be satisfied at the time a financing is completed and are subsequently reviewed at each quarter-end reporting date thereafter. When such quarterly review indicates that it is probable that the Liquidated Damages will be incurred, the Company records an estimate of each such obligation at the balance sheet date based on the amount due of such obligation.

Selling and Marketing

Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts, print, and digital advertising. Advertising costs that are not capitalized are expensed the first time the advertising takes place. During the years ended December 31, 2021 and 2020, the Company incurred advertising expenses of $5,942,759 and $3,583,116, respectively, which are included within selling and marketing on the consolidated statements of operations.

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

The carrying amount of the Company’s financial instruments comprising of cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other approximate fair value because of the short-term maturity of these instruments.

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 20) is reported as a mezzanine obligation between liabilities and stockholders’ deficiency. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2021 or 2020) (further details are provided under the heading Publisher Partner Warrants in Note 22), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 22).

The Company accounts for stock awards and stock option grants to employees, directors and consultants, and non-employee awards to certain directors and consultants by measuring the cost of services received in exchange for the stock-based payments as compensation expense in the Company’s consolidated financial statements. Stock awards and stock option grants to employees and non-employees which are time-vested, are measured at fair value on the grant date, and charged to operations ratably over the vesting period. Stock awards and stock option grants to employees and non-employees which are performance-vested, are measured at fair value on the grant date and charged to operations when the performance condition is satisfied or over the service.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants are determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (further details are provided in Note 22).

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

The fair value of the stock options granted are probability weighted under the Black-Scholes option-pricing model or Monte Carlo model as determined through consultants with the Company’s independent valuation firm since the value of the stock options, among other things, depend on the volatility of the underlying shares of the Company’s common stock, under the following two scenarios: (1) scenario one assumes that the Company’s common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”); and (2) scenario two assumes that the Company’s common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”), collectively referred to as the “Probability Weighted Scenarios”.

The Company classifies stock-based compensation cost on its consolidated statements of operations in the same manner in which the award recipient’s cash compensation cost is classified.

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

	As of December 31,
	2021	2020
Series G Preferred Stock	8,582	8,582
Series H Preferred Stock	2,075,200	2,699,312
Restricted Stock Awards	194,806	14,394
Financing Warrants	116,118	131,003
ABG Warrants	999,540	999,540
AllHipHop Warrants	5,681	5,681
Publisher Partner Warrants	35,607	35,888
Common Stock Awards	293,341	313,742
Common Equity Awards	6,907,454	3,730,106
Outside Options	138,637	138,728
Total	10,774,966	8,076,976

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the fair value measurement disclosure requirements. The update removes, modifies, and adds certain additional disclosures. On January 1, 2021, the Company adopted ASU 2018-13 with no material impact to its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. On January 1, 2021, the Company adopted ASU 2019-12 with no material impact to its consolidated financial position, results of operations or cash flows.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20 – Receivables – Nonrefundable Fees and Other Costs, which clarifies that a reporting entity should assess whether a callable debt security purchased at a premium is within the scope of ASC 310-20-35-33 each reporting period, which impacts the amortization period for nonrefundable fees and other costs. On January 1, 2021, the Company adopted ASU 2020-08 with no material impact to its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. On January 1, 2021, the Company adopted ASU 2020-10 with no material impact to its consolidated financial statements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted EPS computation for these instruments. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. The Company will adopt ASU 2020-06 as of the reporting period beginning January 1, 2022. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF), to provide explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 31, 2021. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update should lead to recognition and measurement consistent with what’s reported in the acquiree’s financial statements, provided that the acquiree prepared financial statements in accordance with U.S. GAAP. The new standard marks a change from current U.S. GAAP, under which assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts, are generally recognized at fair value at the acquisition date. ASU 2021-08 is effective for the Company in the fiscal year beginning after December 15, 2022, including interim periods within the fiscal year, and should be applied prospectively to business combinations on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company will adopt ASU 2021-08 as of the reporting period beginning January 1, 2022. The Company is currently evaluating the impact that adopting this new accounting standard would have on its consolidated financial statements.

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

2021 Acquisitions

College Spun Media Incorporated – On June 4, 2021, the Company acquired all of the issued and outstanding shares of capital stock of College Spun Media Incorporated, a New Jersey corporation (“The Spun”), for an aggregate of $11,829,893 in cash and the issuance of an aggregate of 194,806 restricted shares of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date, subject to a customary working capital adjustment based on cash and accounts receivable as of the closing date. The cash payment consists of: (i) $10,829,893 paid at closing (of the cash paid at closing, $829,893 represents adjusted cash pursuant to the working capital adjustments), and (ii) $500,000 to be paid on the first anniversary of the closing and $500,000 to be paid on the second anniversary date of the closing. The vesting of shares of the Company’s common stock is subject to the continued employment of certain selling employees. The Spun operates in the United States.

The composition of the purchase price is as follows:

Cash	$10,829,893
Deferred cash payments, as discounted	905,109
Total purchase consideration	$11,735,002

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

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$3,214,436
Accounts receivable	1,772,025
Other current assets	4,567
Brand name	5,175,136
Goodwill	3,479,290
Accrued expenses	(84,732)
Deferred tax liabilities	(1,825,720)
Net assets acquired	$11,735,002

The Company utilized an independent appraisal to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the brand name was determined by projecting the acquired entity’s cash flows, deducting notional contributory asset charges on supporting assets (working capital and the assembled workforce) to compute the excess cash flows associated with the brand with a useful life of ten years (10.0 years).

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill will be deductible for tax purposes.

Fulltime Fantasy Sports, LLC – On July 15, 2021, the Company entered into an asset purchase agreement with Fulltime Fantasy Sports, LLC, a Delaware limited liability company (“Fulltime Fantasy”), where it purchased certain intellectual property (including databases, documents and certain rights related to the intellectual property), subscriber and customer records, and other certain rights related to the intellectual property (collectively the “Purchased Assets”) and assumed certain liabilities related to the Purchased Assets. The purchase price consisted of: (1) a cash payment of $335,000 (paid in advance), including transaction related costs of $35,000, (2) the issuance of 34,092 shares the Company’s common stock (subject to certain vesting earn-out provisions and certain buy-back rights), with 11,364 shares of the Company’s common stock, which vested at closing, and (3) a cash earn-out payment of $225,000 (paid in January 2022) and 11,364 shares of the Company’s common stock (vested on December 31, 2021). The remaining consideration of a cash earn-out payment of $225,000 is due on June 30, 2022 and the vesting of 11,364 shares of the Company’s common stock, which vests on June 30, 2022, is subject to certain terms and conditions and the material breach of certain agreements and acceleration provisions.

The Company accounted for the asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. All direct acquisition related costs of $35,000 are assigned to the assets in relation to the relative fair value of the acquired assets and recorded as part of the consideration transferred.

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

2020 Acquisitions

Petametrics Inc. – On March 9, 2020, the Company entered into an asset purchase agreement with Petametrics Inc., doing business as LiftIgniter, a Delaware corporation (“LiftIgniter”), where it purchased substantially all the assets, including the intellectual property and excluding certain accounts receivable, and assumed certain liabilities. The purchase price consisted of: (1) a cash payment of $184,087 on February 19, 2020, in connection with the repayment of all outstanding indebtedness, (2) at closing, a cash payment of $131,202, (3) collections of certain accounts receivable, (4) on the first anniversary date of the closing, the issuance of restricted stock for an aggregate of up to 14,205 shares of the Company’s common stock (of which 11,667 shares of the Company’s common stock were issued during the year ended December 31, 2021 with 2,539 shares to be issued), and (5) on the second anniversary date of the closing, the issuance of restricted stock for an aggregate of up to 14,205 shares (subject to certain indemnifications) of the Company’s common stock.

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

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Accounts receivable	$37,908
Developed technology	917,762
Accounts payable	(53,494)
Unearned revenue	(86,887)
Net assets acquired	$815,289

The useful life for the developed technology is three years (3.0 years).

4.	Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2021	2020
Prepaid expenses	$3,467,075	$3,400,080
Prepaid software license	128,525	378,488
Refundable income and franchise taxes	744,642	733,553
Security deposits	-	92,494
Other receivables	407,605	62,648
	$4,747,847	$4,667,263

5. Royalty Fees

As of December 31, 2021 and 2020, $11,250,000 and $26,250,000, respectively, of royalty fees were unamortized from the $45,000,000 guaranteed minimum annual royalties that was prepaid to ABG in connection with the Sports Illustrated Licensing Agreement. The royalties are being recognized over a period of three-years starting October 4, 2019. As of December 31, 2021, the current portion of $11,250,000 was reflected within royalty fees, current portion on the consolidated balance sheets. As of December 31, 2020, the current portion of $15,000,000 was reflected within royalty fees, current portion on the consolidated balance sheets and the long-term portion of $11,250,000 was reflected within royalty fees, net of current portion on the consolidated balance sheets.

6.	Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2021	2020
Office equipment and computers	$1,344,532	$1,341,292
Furniture and fixtures	1,005	19,997
Leasehold improvements	-	345,516
	1,345,537	1,706,805
Less accumulated depreciation and amortization	(709,769)	(577,367)
Net property and equipment	$635,768	$1,129,438

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $443,422 and $638,796, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the consolidated statements of operations. No impairment charges have been recorded in the periods presented.

7. Leases

The Company’s real estate lease for the use of office space was subleased during the year ended December 31, 2021. The Company determines whether an arrangement contains a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 2.75 years.

The table below presents supplemental information related to operating leases:

	Years Ended December 31,
	2021	2020
Operating lease costs during the year (1)	$2,718,499	$4,054,423
Cash payments included in the measurement of operating lease liabilities during the year	$2,787,266	$3,188,986
Operating lease liabilities arising from obtaining lease right-of-use assets during the year	$-	$16,617,790
Weighted-average remaining lease term (in years) as of year-end	2.75	11.25
Weighted-average discount rate during the year	9.90%	13.57%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were follows:

	Years Ended December 31,
	2021	2020
Operating lease costs:
Cost of revenue	$1,797,327	$2,380,002
Selling and marketing	515,868	523,323
General and administrative	405,304	1,151,098
Total operating lease costs (1)	$2,718,499	$4,054,423

(1)	Includes certain costs associated with a business membership agreement that permits access to certain office space of $75,000, see below.

Maturities of the operating lease liability as of December 31, 2021 are summarized as follows:

Years Ending December 31,
2022	$472,084
2023	486,247
2024	372,829
Minimum lease payments	1,131,160
Less imputed interest	(171,981)
Present value of operating lease liability	$1,159,179
Current portion of operating lease liability	$373,859
Long-term portion of operating lease liability	785,320
Total operating lease liability	$1,159,179

Sublease Agreement - In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024, where it is entitled to receive sublease income of $637,000. In connection with the sublease agreement, the Company: (1) reduced the value of its right-of-use asset and lease liability by $1,001,511 based on a remeasurement of its existing operating lease to exclude any renewal options in its lease liability; and (2) recognized a loss on impairment of the lease of $466,356 as reflected on the consolidated statements of operations.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships (each membership provides a certain number of accounts that equate to the use of the space granted). The term of the agreement is for twenty-seven months, with an initial period of three months at $25,000 per month for 30 accounts and secondary period for the remaining twenty-four months at $56,617 per month for 110 accounts. The agreement also provides for: (1) additional accounts at predetermined pricing; (2) an early termination date of June 30, 2023, providing the Company gives notice by December 31, 2022; and (3) the renewal of the agreement at the end on the term for a twelve-month period at the then-current market price and pricing structure on such renewal date.

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space and as a result, relinquished the space and derecognized a right-of-use asset of $15,673,474, a lease liability of $17,934,940 and recorded a penalty upon termination of $9,606,121 (as discounted since the amount of the liability and timing of the Cash Payments, as defined below, are fixed), resulting in a net loss upon termination (or loss on termination of lease), of $7,344,655, which has been reflected on the consolidated statements of operations. In connection with the termination, the Company agreed to pay the landlord cash of $10,000,000 (the “Cash Payments”) and $1,475,000 in market rate advertising. The Cash Payments are due as follows: $1,000,000 on December 1, 2021 (paid in December 2021); $1,000,000 on October 1, 2022; $4,000,000 on October 1, 2023; and $4,000,000 on October 1, 2024.

8. Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2021	2020
Platform development	$21,997,102	$16,027,428
Less accumulated amortization	(12,698,307)	(8,671,820)
Net platform development	$9,298,795	$7,355,608

A summary of platform development activity is as follows:

	As of and for the Years Ended December 31,
	2021	2020
Platform development beginning of year	$16,027,428	$10,678,692
Payroll-based costs capitalized during the year	4,818,866	3,750,541
Total capitalized costs	20,846,294	14,429,233
Stock-based compensation	2,045,264	1,608,995
Dispositions during the year	(894,456)	(10,800)
Platform development end of year	$21,997,102	$16,027,428

Amortization expense for platform development for the years ended December 31, 2021 and 2020, was $4,485,384 and $3,890,966, respectively, is included within cost of revenues on the consolidated statements of operations.

9. Intangible Assets

Intangible assets subject to amortization consisted of the following:

	Weighted Average	As of December 31, 2021			As of December 31, 2020
	Useful Life (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.80	$17,579,477	$(11,465,869)	$6,113,608	$19,070,857	$(8,283,740)	$10,787,117
Noncompete agreement	-	480,000	(480,000)	-	480,000	(480,000)	-
Trade name	11.95	3,328,000	(781,942)	2,546,058	3,328,000	(503,342)	2,824,658
Brand name	10.00	5,175,136	(297,584)	4,877,552	-	-	-
Subscriber relationships	5.06	73,458,799	(32,622,245)	40,836,554	73,458,799	(18,105,041)	55,353,758
Advertiser relationships	9.42	2,240,000	(570,391)	1,669,609	2,240,000	(332,515)	1,907,485
Database	3.70	2,396,887	(1,103,771)	1,293,116	1,140,000	(531,183)	608,817
Subtotal amortizable intangible assets		104,658,299	(47,321,802)	57,336,497	99,717,656	(28,235,821)	71,481,835
Website domain name	-	20,000	-	20,000	20,000	-	20,000
Total intangible assets		$104,678,299	$(47,321,802)	$57,356,497	$99,737,656	$(28,235,821)	$71,501,835

Developed technology, noncompete agreement, trade name, subscriber relationships, advertiser relationships, and database intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. The website domain name has an infinite life and is not being amortized. Amortization expense for the years ended December 31, 2021 and 2020 was $20,247,493 and $20,301,665, respectively. Amortization expense for developed technology and platform development of $4,343,641 and $4,659,986 for the years ended December 31, 2021 and 2020, respectively, are included within cost of revenues on the consolidated statements of operations. No impairment charges have been recorded during the years ended December 31, 2021 and 2020.

Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2021 is as follows:

Years Ending December 31,
2022	$19,862,367
2023	18,396,551
2024	12,141,759
2025	1,139,834
2026	1,139,834
Thereafter	4,656,152
$57,336,497

10. Other Assets

Other assets are summarized as follows:

	As of December 31,
	2021	2020
Security deposit	$110,418	$110,418
Other deposits	-	15,400
Prepaid expenses	528,733	732,309
Prepaid supplies	-	472,685
	$639,151	$1,330,812

11. Goodwill

The changes in carrying value of goodwill as follows:

	As of December 31,
	2021	2020
Carrying value at beginning of year	$16,139,377	$16,139,377
Goodwill acquired in acquisition of The Spun	3,479,290	-
Carrying value at end of year	$19,618,667	$16,139,377

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill.

For the years ended December 31, 2021 and 2020, the Company as part of its annual evaluations utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of its reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of its reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is greater than its respective carrying amount. The annual impairment test was performed on December 31, 2020. No impairment of goodwill has been identified during the years ended December 31, 2021 and 2020.

12. Restricted Stock Liabilities

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger. Pursuant to the amendment:

●	the restricted stock awards ceased to vest and all unvested shares were deemed unvested and forfeited, leaving an aggregate of 48,389 shares vested;
●	the restricted stock units were modified to vest on December 31, 2020, and as of the close of business on December 31, 2020, each restricted stock unit was terminated and deemed forfeited, with no shares vesting thereunder; and
●	subject to certain conditions, the Company agreed to purchase the vested restricted stock awards and restricted stock units, at a price of $88.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021.

As a result of the modification of the equity-based awards, the Company recognized $334,328 of incremental stock-based compensation costs at the time of the modification and recorded $3,800,734 as a reclassification of restricted stock awards and units from equity to liability classified upon modification, as reflected within additional paid-in capital on the consolidated statements of stockholders’ deficiency.

The following table presents the components of the restricted stock liabilities:

	As of December 31,
	2021	2020
Restricted stock liabilities (before imputed interest)	$3,800,734	$4,258,196
Less imputed interest	(177,425)	(457,462)
Present value of restricted stock liabilities	3,623,309	3,800,734
Less payments during the years	(1,471,591)	(177,425)
Restricted stock liabilities at end of year	$2,151,718	$3,623,309
Current portion of restricted stock liabilities (reflected in accrued expenses and other)	$2,151,718	$1,627,499
Long-term portion of restricted stock liabilities	-	1,995,810
Total restricted stock liabilities at end of year	$2,151,718	$3,623,309

The Company recorded the repurchase of restricted stock of the Company’s common stock 22,178 during the years ended December 31, 2021 on the consolidated statements of stockholders’ deficiency.

13. Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of December 31,
	2021	2020
General accrued expenses	$4,491,283	$4,116,875
Accrued payroll and related taxes	7,124,180	2,519,903
Accrued publisher expenses	6,319,068	3,956,114
Deferred cash payments in connection with acquisitions	655,928	-
Sales tax liability	778,774	1,063,515
Restricted stock liabilities	2,151,718	1,627,499
Lease termination liability	1,845,981	-
Other	643,637	1,434,287
	$24,010,569	$14,718,193

14. Line of Credit

FastPay Credit Facility – On December 6, 2021, the Company entered into an amendment to its financing and security agreement for its line of credit with FPP Finance LLC (“FastPay”) that was originally entered into on February 27, 2020, pursuant to which (i) the maximum amount of advances available was increased to $25,000,000 from $15,000,000, (ii) the interest rate on the facility applicable margin was decreased to 6.00% per annum from 8.50% per annum (the facility bears interest at the LIBOR rate plus the applicable margin), and (iii) the maturity date was extended to February 28, 2024. The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. As of December 31, 2021, the balance outstanding under the FastPay line of credit was $11,988,194.

SallyPort Credit Facility – As of January 1, 2020, Sallyport collected accounts receivable in excess of the balance outstanding under the note, therefore, the Company was due $626,532 from Sallyport which was reflected within accounts receivable on the consolidated balance sheets. Effective January 30, 2020, the Company’s factoring facility with Sallyport was closed and funds were no longer available for advance.

15. Liquidated Damages Payable

Liquidated Damages payable are summarized as follows:

	As of December 31, 2021
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB Common Stock to be Issued (1)	$15,001	$-	$-	$15,001
Series H Preferred Stock	1,163,955	1,171,809	792,365	3,128,129
12% Convertible Debentures	-	873,092	242,325	1,115,417
Series I Preferred Stock	1,386,000	1,386,000	612,877	3,384,877
Series J Preferred Stock	1,560,000	1,560,000	489,797	3,609,797
Series K Preferred Stock	180,420	721,680	50,134	952,234
Total	$4,305,376	$5,712,581	$2,187,498	$12,205,455

	As of December 31, 2020
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB Common Stock to be Issued (1)	$15,001	$-	$-	$15,001
Series H Preferred Stock	1,163,955	1,163,955	481,017	2,808,927
12% Convertible Debentures	-	905,490	134,466	1,039,956
Series I Preferred Stock	1,386,000	1,386,000	332,185	3,104,185
Series J Preferred Stock	1,200,000	1,200,000	200,022	2,600,022
Total	$3,764,956	$4,655,445	$1,147,690	$9,568,091

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

For the years ended December 31, 2021 and 2020, liquidated damages payables were $12,205,455 (short-term of $5,197,182 and long-term of $7,008,273) and $9,568,091 (short-term of $9,568,091 and long-term of none), respectively.

The Company will continue to accrue interest on the Liquidated Damages balance at 1% per month based on the balance outstanding until paid. There is no scheduled date when the unpaid Liquidated Damages become due.

Information with respect to the Liquidated Damages recognized on the consolidated statements of operations is provided in Note 23.

16. Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of December 31,
	2021	2020
Lease termination liability	$6,928,053	$541,381
Deferred cash payment liabilities	410,037	-
Other	218,175	211,984
	$7,556,265	$753,365

17. Fair Value Measurements

The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents of $9,349,020 and $9,033,872, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

Financial instruments measured at fair value during the year consisted of the following:

	As of December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Note	$60,756,285	$-	$60,756,285	$-

	As of December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Note	$52,556,401	$-	$52,556,401	$-
Warrant derivative liabilities:
Strome Warrants	$704,707	$-	$-	$704,707
B. Riley Warrants	443,188	-	-	443,188
Total warrant derivative liabilities	$1,147,895	$-	$-	$1,147,895

Senior Secured Note – The carrying value of the Senior Secured Note (as defined below) approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The quantitative information utilized in the fair value calculation of the Level 3 liabilities are as follows:

Unearned Revenue – The fair value of unearned revenue remaining in connection with the 2019 acquisition of Sports Illustrated media business, was determined with the following inputs: (1) projection of when unearned revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate. The unearned revenue remaining from the acquisition as of December 31, 2021 was $4,855,167 and $14,071,065, respectively, on the consolidated balance sheets.

The changes in unearned revenue with inputs classified as Level 3 of the fair value hierarchy are reflected within revenue on the consolidated statements of operations.

Warrant Derivative Liabilities – The Company accounted for certain warrants of the 12% Convertible Debentures (as described in Note 18) as derivative liabilities, which required the Company carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

The Company determined the fair value of the Strome Warrants and B. Riley Warrants (all as described in Note 21) utilizing the Black-Scholes valuation model as further described below. These warrants were classified as Level 3 within the fair-value hierarchy. Inputs to the valuation model include the Company’s publicly quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility.

These assumptions are summarized as follows:

Strome Warrants – 2021 assumptions upon reclassification to equity: Black-Scholes option-pricing; expected life: 1.54 years; risk-free interest rate: 0.60%; volatility factor: 146.68%; dividend rate: 0.0%; transaction date closing market price: $0.62; exercise price: $0.50; and 2020 assumptions: Black-Scholes option-pricing; expected life: 2.45; risk-free interest rate: 0.13%; volatility factor: 150.55%; dividend rate: 0.0%; transaction date closing market price: $0.60; exercise price: $0.50.

B. Riley Warrants – 2021 assumptions upon reclassification to equity: Black-Scholes option-pricing; expected life: 3.88 years; risk-free interest rate: 1.14%; volatility factor: 144.61%; dividend rate: 0.0%; transaction date closing market price: $0.62; exercise price: $0.33; and 2020 assumptions: Black-Scholes option-pricing; expected life: 4.79 years; risk-free interest rate: 0.36%; volatility factor: 140.95%; dividend rate: 0.0%; transaction date closing market price: $0.60; exercise price: $0.33.

The following table represents the carrying amounts and change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy as of and for the years ended December 31, 2021 and 2020:

	As of and for the Years Ended December 31,
	2021				2020
	Carrying Amount at Beginning of Year	Change in Valuation	Reclassification to Equity	Carrying Amount at End of Year	Carrying Amount at Beginning of Year	Change in Valuation	Carrying Amount at End of Year
Strome Warrants	$704,707	$(75,179)	$(629,528)	$-	$1,036,687	$(331,980)	$704,707
B. Riley Warrants	443,188	40,687	(483,875)	-	607,513	(164,325)	443,188
Total	$1,147,895	$(34,492)	$(1,113,403)	$-	$1,644,200	$(496,305)	$1,147,895

For the years ended December 31, 2021 and 2020, the change in valuation of warrant derivative liabilities recognized within other (expense) income on the consolidated statements of operations, as described in the above table of $34,492 and $496,305, respectively. The Strome Warrants and B. Riley Warrants were reclassified to equity upon filing an effective registration statement during the year ended December 31, 2021, resulting in a $1,113,403 offset within additional paid-in capital on the consolidated statements of stockholders’ deficiency.

The following table represents the carrying amounts and changes in valuation for the Company’s conversion option features, buy-in features, and default remedy features, as deemed appropriate for each instrument (collectively the embedded derivative liabilities), for the 12% Convertible Debentures (refer to Note 18) accounted for as embedded derivative liabilities and classified within Level 3 of the fair-value hierarchy as of and for the year ended December 31, 2020:

	As of and for the Year Ended December 31, 2020
	Carrying Amount at Beginning of Year	Change in Valuation	Fair Value Recorded within Equity Upon Conversion	Carrying Amount at End of Year
12% Convertible Debentures	$13,501,000	$(2,571,004)	$(10,929,996)	$-

For the year ended December 31, 2020, the change in valuation of embedded derivative liabilities as described in the above table of $2,571,004 was recognized as other expense on the consolidated statements of operations.

As a result of the conversion of certain 12% Convertible Debentures into shares of the Company’s common stock, the Company recorded the fair value of the embedded derivative liabilities of the conversion option features, buy-in features, and default remedy features of $10,929,996 within additional paid-in capital on the consolidated statements of stockholders’ deficiency (as further described in Note 18).

As of December 31, 2020, there was no longer any principal or accrued but unpaid interest outstanding under the 12% Convertible Debentures since certain holders converted the debt into shares of the Company’s common stock and certain holders were paid in cash.

18. Convertible Debt

The Company had various financings through the issuance of 12% senior subordinated convertible debentures during 2018 and 2019 that were due and payable on December 31, 2020 (the “12% Convertible Debentures”). In connection with the issuance of the 12% Convertible Debentures the Company recognized certain embedded derivative liabilities that were bifurcated from the note instruments, consisting of a: (i) conversion option; (ii) buy-in feature; and (iii) default remedy feature, which required the Company to carry such amounts on its consolidated financial statements as a liability at fair value, as adjusted at each period-end. The Company also incurred debt issuance cost. The embedded derivative liabilities and debt issuance cost were treated as a debt discount and amortized over the term of the debt.

The Company entered into a registration rights agreements in connection with the securities purchase agreements, where the Company agreed to register the shares issuable upon conversion of the 12% Convertible Debentures for resale by the holders within a certain timeframe and subject to certain conditions. The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages upon the occurrence of certain events, on each monthly anniversary, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements also included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The Company recognized a portion of the Public Information Failure Damages pursuant to the securities purchase agreements in connection with the 12% Convertible Debentures at the time of issuance as it was deemed probable the obligations would not be satisfied when the financings were completed (see Note 15).

On December 31, 2020, certain holders converted the 12% Convertible Debentures representing an aggregate of $18,104,949 of the then-outstanding principal and accrued but unpaid interest into 2,449,431 shares of the Company’s common stock at effective conversion per-share prices ranging from $7.26 to $8.80. Further, the Company repaid an aggregate of $1,130,903 of the 12% Convertible Debentures, including the then-outstanding principal and accrued interest, in cash. With respect to the conversion of the accrued interest into shares of the Company’s common stock, the Company recognized a loss on conversion of $3,297,539 at the time of conversion on the consolidated statements of operations. Upon conversion of the 12% Convertible Debentures, the Company recorded the aggregate outstanding principal and loss on conversion of the accrued interest of $21,402,488 within additional paid-in capital on the consolidated statements of stockholders’ deficiency.

The following table represents the various components of the 12% Convertible Debentures as of and for the year ended December 31, 2020:

	Issuance Date				Total 12%
	December 12, 2018	March 18, 2019	March 27, 2019	April 8, 2019	Convertible Debentures
Principal amount of debt:	$9,540,000	$1,696,000	$318,000	$100,000	$11,654,000
Less: issuance costs	(590,000)	(96,000)	(18,000)	-	(704,000)
Net cash proceeds received	$8,950,000	$1,600,000	$300,000	$100,000	$10,950,000
Principal amount of debt (excluding original issue discount)	$9,540,000	$1,696,000	$318,000	$100,000	$11,654,000
Add: conversion of debt from convertible debentures	3,551,528	-	-	-	3,551,528
Add: accrued interest	3,540,899	393,989	72,738	22,698	4,030,324
Principal amount of debt including accrued interest	16,632,427	2,089,989	390,738	122,698	19,235,852
Less: conversion in connection with issuance of common stock	(15,870,143)	(2,089,989)	(22,119)	(122,698)	(18,104,949)
Less: repayments in cash	(762,284)	-	(368,619)	-	(1,130,903)
Principal amount of debt	-	-	-	-	-
Debt discount:
Allocated embedded derivative liabilities at issuance	(4,760,000)	(822,000)	(188,000)	(64,000)	(5,834,000)
Liquidated Damages recognized upon issuance	(706,944)	(67,200)	(12,600)	(4,200)	(790,944)
Issuance cost incurred at issuance	(590,000)	(106,000)	(18,000)	-	(714,000)
Total debt discount	(6,056,944)	(995,200)	(218,600)	(68,200)	(7,338,944)
Less: amortization of debt discount	6,056,944	995,200	218,600	68,200	7,338,944
Debt discount	-	-	-	-	-
12% Convertible Debentures balance at December 31, 2020	$-	$-	$-	$-	$-

For additional information for the year ended December 31, 2020 with respect to interest expense related to the 12% Convertible Debentures is provided in Note 19.

19. Long-term Debt

Senior Secured Note

Below is a summary of the various amended and restated note, as well as various amendments thereto, to the senior secured note with BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley, in its capacity as agent for the purchasers and as purchaser, that was originally issued on June 10, 2019, for gross proceeds of $20,000,000. The transactions leading up to the second amended and restated note that is outstanding as of December 31, 2021 consisted of:

●	Amended and restated note issued on June 14, 2019, where the Company received gross proceeds of $48,000,000, together with the $20,000,000 gross proceeds received on June 10, 2019 for total gross proceeds of $68,000,000, due June 14, 2022;

●	First amendment to the amended and restated note issued on August 27, 2019, where the Company received gross proceeds of $3,000,000;

●	Second amendment to the amended and restated note issued on February 27, 2020, where the Company issued a $3,000,000 letter of credit to the Company’s landlord for leased premises;

●	Second amended and restated note issued on March 24, 2020, where the Company was permitted to enter into a Delayed Draw Term Note (as described below), in the aggregate principal amount of $12,000,000;

●	First amendment to second amended and restated note issued on March 24, 2020 was entered into on October 23, 2020 (“Amendment 1”), where the maturity date was changed to December 31, 2022, subject to certain acceleration conditions and interest payable on the note on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of Series K convertible preferred stock (the “Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments (further details are described in Note 20);

●	Second amendment to the second amended and restated note issued March 24, 2020 was entered into on May 19, 2021 (“Amendment 2”), pursuant to which: (i) the interest rate on the Senior Secured Note, as defined below, decreased from a rate of 12% per annum to a rate of 10% per annum; and (ii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to the securities purchase agreement (as further described below under the heading Common Stock Private Placement in Note 21) during the 90-day period commencing on May 20, 2021; and

●	Third amendment to the second amended and restated note issued March 24, 2020 was entered into on December 6, 2021 (“Amendment 3”), where the Company was permitted to increase the FastPay line of credit in an aggregate principal amount not to exceed $25,000,000.

Collectively, the amended and restated note and amendments thereto and the second amended and restated note and Amendment 1, Amendment 2 and Amendment 3 thereto are referred to as the “Senior Secured Note,” with all borrowings collateralized by substantially all assets of the Company.

Further details as of the date these consolidated financial statements were issued are provided under the heading Long-term Debt in Note 28.

Delayed Draw Term Note

On March 24, 2020, the Company entered into a 15% delayed draw term note (the “Delayed Draw Term Note”) pursuant to the second amended and restated note purchase agreement, in the aggregate principal amount of $12,000,000.

On March 24, 2020, the Company drew down $6,913,865 under the Delayed Draw Term Note, and after payment of commitment and funding fees paid of $793,109, and other of its legal fees and expenses that were incurred, the Company received net proceeds of $6,000,000. The net proceeds were used for working capital and general corporate purposes. Additional borrowings under the Delayed Draw Term Note requested by the Company may be made at the option of the purchasers, subject to certain conditions. Up to $8,000,000 in principal amount under the note was originally due on March 31, 2021. Interest on amounts outstanding under the note was payable in-kind in arrears on the last day of each fiscal quarter. The transactions leading up to the Delayed Draw Term Note that is outstanding as of December 31, 2021 consisted of:

●	Pursuant to the terms of Amendment 1, entered into on October 23, 2020, the maturity date of the Delayed Draw Term Note was changed from March 31, 2021 to March 31, 2022. Amendment 1 also provided that the holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion of the Delayed Draw Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of the Company’s common stock at the price the Company last sold shares of the Company’s common stock;

●	On October 23, 2020, $3,367,000, including principal and accrued interest of the Delayed Draw Term Note, converted into shares of the Company’s Series K Preferred Stock (see Note 20);

●	On May 19, 2021, pursuant to Amendment 2, the interest rate on the Delayed Draw Term Note decreased from a rate of 15% per annum to a rate of 10% per annum; and

●	On December 28, 2021, the Company drew down $5,086,135 under the Delayed Draw Term Note, and after payment of commitment and funding fees paid of $508,614, the Company received net proceeds of $4,577,522. The net proceeds were used for working capital and general corporate purposes.

Further details as of the date these consolidated financial statements were issued are provided under the heading Long-term Debt in Note 28.

The following table represents the components of the Senior Secured Note and Delayed Draw Term Note:

	As of and for the Years Ended December 31,
	2021			2020
	Senior Secured Note Components	Delayed Draw Term Note Components	Total	Senior Secured Note Components	Delayed Draw Term Note Components	Total
Principal amount of debt:
Principal amount of debt received on June 10, 2019	$20,000,000	$-	$20,000,000	$20,000,000	$-	$20,000,000
Principal amount of debt received on June 14, 2019	48,000,000	-	48,000,000	48,000,000	-	48,000,000
Principal amount of debt received on August 27, 2019	3,000,000	-	3,000,000	3,000,000	-	3,000,000
Principal amount of debt received on March 26, 2020	-	6,913,865	6,913,865	-	6,913,865	6,913,865
Principal amount of debt received on December 28, 2021	-	5,086,135	5,086,135	-	-	-
Subtotal principal amount of debt	71,000,000	12,000,000	83,000,000	71,000,000	6,913,865	77,913,865
Add accrued interest	13,852,050	1,223,506	15,075,556	7,457,388	675,958	8,133,346
Less principal payment paid in Series J Preferred Stock (net of interest of $146,067)	(4,853,933)	-	(4,853,933)	(4,853,933)	-	(4,853,933)
Less principal payment paid in Series K Preferred Stock (net of interest of $71,495)	-	(3,295,505)	(3,295,505)	-	(3,295,505)	(3,295,505)
Less principal payments paid in cash	(17,307,364)	-	(17,307,364)	(17,307,364)	-	(17,307,364)
Principal amount of debt outstanding including accrued interest	62,690,753	9,928,001	72,618,754	56,296,091	4,294,318	60,590,409
Debt discount:
Placement fee to B. Riley FBR	(3,550,000)	(691,387)	(4,241,387)	(3,550,000)	(691,387)	(4,241,387)
Commitment fee (2% of unused commitment)	-	(101,723)	(101,723)	-	(101,723)	(101,723)
Success based fee to B. Riley FBR	(3,400,000)	-	(3,400,000)	(3,400,000)	-	(3,400,000)
Legal and other costs	(202,382)	(120,755)	(323,137)	(202,382)	(120,755)	(323,137)
Commitment fee due December 28, 2021	-	(508,614)	(508,614)	-	-	-
Subtotal debt discount	(7,152,382)	(1,422,479)	(8,574,861)	(7,152,382)	(913,865)	(8,066,247)
Less amortization of debt discount	5,217,914	855,007	6,072,921	3,412,692	554,693	3,967,385
Unamortized debt discount	(1,934,468)	(567,472)	(2,501,940)	(3,739,690)	(359,172)	(4,098,862)
Carrying value at year-end	$60,756,285	$9,360,529	$70,116,814	$52,556,401	$3,935,146	$56,491,547

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

On June 22, 2021, the SBA authorized full forgiveness of $5,702,725 under the Paycheck Protection Program Loan; thus, the Company will not need to make any payments on the Paycheck Protection Program Loan that JPMorgan Chase facilitates as an SBA lender. JPMorgan Chase will apply the forgiveness amount the SBA authorized, plus all accrued interest, to the Company’s Paycheck Protection Program Loan. The requirements under this program are established by the SBA. All requests for Paycheck Protection Program Loan forgiveness are subject to SBA eligibility. The Company recorded a gain upon debt extinguishment for the year ended December 31, 2021 of $5,716,697 (including accrued interest) pursuant to the forgiveness in other (expense) income on the consolidated statements of operations.

The following table summarizes long-term debt:

	As of December 31,
	2021			2020
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Note, as amended, matures December 31, 2023	$62,690,753	$(1,934,468)	$60,756,285	$56,296,091	$(3,739,690)	$52,556,401
Delayed Draw Term Note, as amended, matures December 31, 2023	9,928,001	(567,472)	9,360,529	4,294,318	(359,172)	3,935,146
Paycheck Protection Program Loan, scheduled to mature April 6, 2022, fully forgiven June 22, 2021	-	-	-	5,702,725	-	5,702,725
Total	$72,618,754	$(2,501,940)	70,116,814	$66,293,134	$(4,098,862)	62,194,272
Less current portion			(5,744,303)			-
Long-term portion			$64,372,511			$62,194,272

As of December 31, 2021, the Company’s Delayed Draw Term Note, as amended, carrying value of $9,360,529 was as follows: (1) $5,744,303 (including accrued interest and less unamortized discount and debt issuance costs of $180,365); and (2) $3,616,226 (including accrued interest and less unamortized discount and debt issuance costs of $387,107).

The following table summarizes principal maturities of long-term debt:

Years Ending December 31,
2022	$5,924,668
2023	66,694,086
$72,618,754

Information for the years ended December 31, 2021 and 2020 with respect to interest expense related to long-term debt is provided below under the heading Interest Expense.

Interest Expense

The following table represents interest expense:

	Years Ended December 31,
	2021	2020
Amortization of debt discounts:
12% Convertible Debentures	$-	$3,880,609
Senior Secured Note	1,805,222	2,171,910
Delayed Draw Term Note	300,314	554,693
Total amortization of debt discount	2,105,536	6,607,212
Accrued and noncash converted interest:
12% Convertible Debentures	-	2,116,281
Senior Secured Note	6,394,662	6,374,746
Delayed Draw Term Note	547,548	747,453
Payroll Protection Program Loan	13,972	-
Promissory Note	-	5,844
Total accrued and noncash converted interest	6,956,182	9,244,324
Cash paid interest:
Other	1,392,900	645,681
Total interest expense	$10,454,618	$16,497,217

20. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of December 31, 2021 as follows:

●	2,000 authorized shares were designated as “Series F Convertible Preferred Stock”, none of which were outstanding. The Series F Convertible Preferred Stock was eliminated on September 7, 2021.

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168,496 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 15,066 shares are outstanding.

●	25,800 authorized shares were designated as “Series I Convertible Preferred Stock” on June 27, 2019, none of which were outstanding (as further described below). The Series I Convertible Preferred Stock was eliminated on September 7, 2021.

●	35,000 authorized shares were designated as “Series J Convertible Preferred Stock” on October 4, 2019, none of which were outstanding (as further described below). The Series J Convertible Preferred Stock was eliminated on September 7, 2021.

●	20,000 authorized shares were designated as “Series K Convertible Preferred Stock” on October 22, 2020, none of which were outstanding (as further described below). The Series K Convertible Preferred Stock was eliminated on September 7, 2021.

Series G Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Series G Convertible Preferred Stock (the “Series G Preferred Stock”), of which 1,631.504 were converted prior to November 2001 and 168.496 shares continue to be outstanding, at a stated value of $1,000 per share, convertible into 8,582 shares of the Company’s common stock. The Series G Preferred Stock is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock or buy out all outstanding shares of Series G Preferred Stock at the liquidation value of $168,496. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, the holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their 168.496 shares at the liquidation value of $1,000 per share, or an aggregate amount of $168,496. The sale of all the assets of the Company on June 28, 2007 triggered the redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it is redeemable preferred stock and is classified on the consolidated balance sheets as a mezzanine obligation between liabilities and stockholders’ deficiency.

Series H Preferred Stock

On August 10, 2018 (the “Closing Date”), the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 19,399 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) at a stated value of $1,000, initially convertible into 2,672,176 shares of the Company’s common stock, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $7.26 per share, for aggregate gross proceeds of $19,399,250 (net proceeds of $18,045,496 after taking into consideration issuance costs or $1,353,754).

Between August 14, 2020 and August 20, 2020, the Company entered into additional securities purchase agreements for the sale of Series H Preferred Stock with accredited investors, pursuant to which the Company issued 108 shares (after it rescinded the issuance of 2,145 shares that were deemed null and void and repaid to certain holders on October 28, 2020), at a stated value of $1,000 per share, initially convertible into 14,877 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $7.26 per share, for aggregate gross proceeds of $130,896 (net proceeds of $113,000 after taking into consideration issuance costs), which was used for working capital and general corporate purposes.

On October 31, 2020, the Company issued 389 shares of Series H Preferred Stock to James Heckman at the stated value of $1,000, convertible into 53,582 shares of the Company’s common stock, at the option of the holder subject to certain limitations at a conversion rate equal to the stated value divided by the conversion price of $7.26 per share. The shares of Series H Preferred Stock were issued in connection with the cancellation of promissory notes payable to Mr. Heckman in the aggregate outstanding principal amount of $389,000.

The number of shares issuable upon conversion of the Series H Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series H Preferred Stock votes on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then a holder of the Series H Preferred Stock will be entitled to acquire the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete conversion of such holder’s Series H Preferred Stock immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, subject to certain conditions, adjustments, and limitations. All the shares of Series H Preferred Stock automatically convert into shares of the Company’s common stock on the fifth anniversary of the Closing Date at the conversion price of $7.26 per share.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of the Company’s common stock until the date that increased the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full, which was filed on December 18, 2020, therefore this limitation was removed (as further described in Note 21).

Pursuant to the registration rights agreement entered into on August 10, 2018, in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series H Preferred Stock for resale by the holders. The Company committed to file the registration statement by no later than 75 days after the closing date and to cause the registration statement to become effective, in general, by no later than 120 days after the closing date (or, in the event of a full review by the staff of the SEC, 150 days following the closing date). The registration rights agreement provides for a cash payment equal to 1.0% per month of the amount invested as partial liquidated damages, on each monthly anniversary, payable within 7 days of such event, and upon the occurrence of certain events up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at 12.0% per annum, accruing daily, until paid in full. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements entered into on August 10, 2018, included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The following table represents the components of the Series H Preferred Stock for the years ended and as of December 31, 2021 and 2020:

		Series H Preferred
	Shares	Stock Components
Issuance of Series H Preferred Stock at January 1, 2020	19,399	$19,399,250
Less issuance costs		(1,353,754)
Net issuance of Series H Preferred Stock at January 1, 2020		18,045,496
Issuance of Series H Preferred Stock on August 19, 2020:
Issuance of Series H Preferred Stock (as further described below)	108	130,896
Less issuance costs netted from the proceeds		(17,896)
Net proceeds received upon issuance of Series H Preferred Stock		113,000
Conversion of Series H Preferred Stock into common stock on September 21, 2020	(300)	(300,000)
Issuance of Series H Preferred Stock upon conversion of promissory note on November 13, 2020 (as further described below)	389	389,000
Net issuance of Series H Preferred Stock during the year ended December 31, 2020	197	202,000
Series H Preferred Stock at December 31, 2020	19,596	$18,247,496
Conversion of Series H Preferred Stock:
Conversion of Series H Preferred Stock into common stock on August 17, 2021	(50)	(50,000)
Conversion of Series H Preferred Stock into common stock on November 22, 2021	(4,011)	(4,011,000)
Conversion of Series H Preferred Stock into common stock on December 21, 2021	(469)	(469,000)
Total conversion of Series H Preferred Stock	(4,530)	(4,530,000)
Series H Preferred Stock at December 31, 2021	15,066	$13,717,496

During the year ended December 31, 2020, in connection with the issuance of 108 shares (issued on August 19, 2020) and 389 shares (issued on October 31, 2020) of Series H Preferred Stock, the Company recognized a beneficial conversion feature of $113,000 and $389,000 (totaling $502,000), respectively, for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $7.26 was lower than the Company’s common stock trading price of $18.92 and $16.94 at the issuance date of August 19, 2020 and October 31, 2020, respectively). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

The Company recorded the issuance of shares of the Company’s common stock upon conversion of the Series H Preferred Stock of 624,111 and 41,323 during the years ended December 31, 2021 and 2020, respectively, on the consolidated statements of stockholders’ deficiency.

Series I Preferred Stock

On June 28, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 23,100 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”) at a stated value of $1,000, initially convertible into 2,100,000 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $11.00 per share, for aggregate gross proceeds of $23,100,000 (net proceeds of $19,699,742 after taking into consideration issuance costs of $1,459,858 and Liquidated Damages recognized upon issuance of $1,940,400). Each Series I Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on June 28, 2019, the Company agreed to register the shares issuable upon conversion of the Series I Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisitions of TheStreet and its license with ABG, with the SEC, but in no event later than December 1, 2019. The Company committed to cause the registration statement to become effective by no later than 90 days after December 1, 2019, subject to certain conditions and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The Company recognized a portion of the Liquidated Damages pursuant to the registration rights and securities purchase agreements in connection with the Series I Preferred Stock at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (further details are presented in the table below).

The following table represents the components of the Series I Preferred Stock as of and for the year ended December 31, 2020:

	Shares	Series I Preferred Stock Components
Issuance of Series I Preferred Stock at January 1, 2020	23,100	$23,100,000
Less costs recognized upon issuance:
Issuance costs incurred upon issuance		(1,459,858)
Liquidated Damages recognized upon issuance		(1,940,400)
Total issuance costs and Liquidated Damages		(3,400,258)
Net issuance of Series I Preferred Stock at January 1, 2020	23,100	19,699,742
Conversion of Series I Preferred Stock into common stock on December 18, 2020 (as further described below)	(23,100)	(19,699,742)
Series I Preferred Stock at December 31, 2020	-	$-

All the shares of Series I Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, as a result of the increase in the number of authorized shares of the Company’s common stock (as further described in Note 21). Upon conversion the Company recognized a beneficial conversion feature of $5,082,000 for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $11.00 was lower than the Company’s common stock trading price of $13.42 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

The Company recorded the issuance of shares of the Company’s common stock upon conversion of the Series I Preferred Stock of 2,100,000 during the year ended December 31, 2020 on the consolidated statements of stockholders’ deficiency.

Series J Preferred Stock

On October 7, 2019, the Company closed on a securities purchase agreement with certain accredited investors, pursuant to which the Company issued an aggregate of 20,000 shares of Series J Convertible Preferred Stock (the “Series J Preferred Stock”) at a stated value of $1,000, initially convertible into 1,299,091 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $15.40 per share, for aggregate gross proceeds of $20,000,000 (net proceeds of $17,739,996 after taking into consideration issuance costs of $580,004 and Liquidated Damages recognized upon issuance of $1,680,000).

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements on October 7, 2019, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement no later than the 30th calendar day following the date the Company files (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (ii) all its required quarterly reports on Form 10-Q since the quarter ended September 30, 2018 through September 30, 2019, and (iii) current Form 8-K in connection with the acquisition of TheStreet, and other acquisitions during 2018, and its license with ABG, with the SEC, but in no event later than March 31, 2020. The Company committed to cause the registration statement to become effective by no later than 90 days after March 31, 2020, subject to certain conditions and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The Company recognized a portion of the Liquidated Damages pursuant to the registration rights and securities purchase agreements in connection with the Series J Preferred Stock at the time of issuance as it was deemed probable the obligations would not be satisfied when the financing was completed (further details are presented in the table below).

On September 4, 2020, the Company closed on securities purchase agreements with two accredited investors, pursuant to which the Company issued an aggregate of 10,500 shares of Series J Preferred Stock at a stated value of $1,000 per share, initially convertible into 682,023 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $15.40, for aggregate gross proceeds of $6,000,000, which was used for working capital and general corporate purposes.

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements on September 4, 2020, the Company agreed to register the shares issuable upon conversion of the Series J Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; but in no event later than April 30, 2021 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 60 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date) and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The number of shares issuable upon conversion of the Series J Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each share of Series J Convertible Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The following table represents the components of the Series J Preferred Stock for the years ended and as of December 31, 2020:

		Series J Preferred
	Shares	Stock Components
Issuance of Series J Preferred Stock at January 1, 2020	20,000	$20,000,000
Less costs recognized upon issuance:
Issuance costs incurred upon issuance		(580,004)
Liquidated Damages recognized upon issuance		(1,680,000)
Total issuance costs and Liquidated Damages		(2,260,004)
Net issuance of Series J Preferred Stock at January 1, 2020		17,739,996
Issuance of Series J Preferred Stock on September 4, 2020	10,500	6,000,000
Net Issuance of Series J Preferred Stock prior to conversion on December 18, 2020	30,500	23,739,996
Conversion of Series J Preferred Stock into common stock on December 18, 2020 (as further described below)	(30,500)	(23,739,996)
Series I Preferred Stock at December 31, 2020	-	$-

All the shares of Series J Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, as a result of the increase in the number of authorized shares of the Company’s common stock (as further described in Note 21). Upon conversion the Company recognized a beneficial conversion feature of $586,545 for the underlying common shares since the nondetachable conversion feature was in-the-money (the effective conversion price of $8.80 for the issuance of Series J Preferred Stock on September 4, 2020 (these shares were issued at a discount) was lower than the Company’s common stock trading price of $13.42 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

The Company recorded the issuance of shares of the Company’s common stock upon conversion of the Series J Preferred Stock of 1,981,114 during the year ended December 31, 2020 on the consolidated statements of stockholders’ deficiency.

Series K Preferred Stock

Between October 23, 2020 and November 11, 2020, the Company closed on several securities purchase agreements with accredited investors, pursuant to which the Company issued an aggregate of 18,042 shares of Series K Convertible Preferred Stock” (the “Series K Preferred Stock”) at a stated value of $1,000, initially convertible into 2,050,228 shares of the Company’s common stock at a conversion rate equal to the stated value divided by the conversion price of $8.80 per share, for aggregate gross proceeds of $18,042,000. The number of shares issuable upon conversion of the Series K Preferred Stock will be adjusted in the event of stock splits, stock dividends, combinations of shares and similar transactions. Each Series K Preferred Stock votes on an as-if-converted to common stock basis, subject to certain conditions.

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

Pursuant to a registration rights agreement entered into in connection with the securities purchase agreements, the Company agreed to register the shares issuable upon conversion of the Series K Preferred Stock for resale by the investors. The Company committed to file the registration statement by no later than the 30th calendar day following the date the Company files its (a) Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 and December 31, 2019, (b) all its required Quarterly Reports on Form 10-Q since the quarter ended September 30, 2018, through the quarter ended September 30, 2020, and (c) any Form 8-K Reports that the Company is required to file with the SEC; provided, however, if such 30th calendar day is on or after February 12, 2021, then such 30th calendar date shall be tolled until the 30th calendar day following the date that the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Filing Date”). The Company also committed to cause the registration statement to become effective by no later than 90 days after the Filing Date (or, in the event of a full review by the staff of the SEC, 120 days following the Filing Date) and upon the occurrence of certain events up to a maximum amount of 6% of the aggregate amount invested. The registration rights agreements provide for Registration Rights Damages (further details are provided in Note 15).

The securities purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement after 6 months of the closing date, then the Company will be obligated to pay to each holder a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. The securities purchase agreements provide for Public Information Failure Damages (further details are provided in Note 15).

The following table represents the components of the Series K Preferred Stock as of and for the year ended December 31, 2020:

		Series K Preferred
	Shares	Stock Components
Issuance of Series K Preferred Stock:
Issuance of Series K Preferred Stock on October 23, 2020	6,750	$6,750,000
Issuance of Series K Preferred Stock on October 28, 2020	5,292	5,292,000
Issuance of Series K Preferred Stock on November 11, 2020	6,000	6,000,000
Total issuance of Series K Preferred Stock	18,042	18,042,000
Less issuance costs:
Cash paid to B. Riley FBR as placement fee		(440,500)
Legal fees and other costs		(120,000)
Total issuance costs		(560,500)
Net issuance of Series K Preferred Stock prior to conversion on December 18, 2020	18,042	17,481,500
Conversion of Series K Preferred Stock to common stock on December 18, 2020 (as further described below)	(18,042)	(17,481,500)
Series K Preferred Stock at December 31, 2020	-	$-

All the shares of Series K Preferred Stock converted automatically into shares of the Company’s common stock on December 18, 2020, as a result of the increase in the number of authorized shares of the Company’s common stock (as further described in Note 21). Upon conversion the Company recognized a beneficial conversion feature of $9,472,050 for the underlying common shares since the nondetachable conversion feature was in-the-money (the conversion price of $8.80 was lower than the Company’s common stock trading price of $13.42 at the conversion date). The beneficial conversion feature was recognized as a deemed dividend with an offset to additional paid-in capital.

The Company recorded the issuance of shares of the Company’s common stock upon conversion of the Series K Preferred Stock of 2,050,228 during the year ended December 31, 2020 on the consolidated statements of stockholders’ deficiency.

Series L Preferred Stock

On May 4, 2021, a special committee of the Board declared a dividend of one preferred stock purchase right to be paid to the stockholders of record at the close of business on May 14, 2021 for (i) each outstanding share of the Company’s common stock and (ii) each share of the Company’s common stock issuable upon conversion of each share of the Company’s Series H Preferred Stock. Each preferred stock purchase right entitles the registered holder to purchase, subject to a rights agreement, from the Company one one-thousandth of a share of the Company’s newly created Series L Junior Participating Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), at a price of $4.00, subject to certain adjustments. The Series L Preferred Stock will be entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions paid to the holders of the Company’s common stock. The Series L Preferred Stock will be entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are converted or exchanged, the Series L Preferred Stock will be entitled to receive 1,000 times the amount received per one share of the Company’s common stock (further details are provided under the heading Series L Preferred Stock in Note 28).

21. Stockholders’ Deficiency

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share as the result of filing on December 18, 2020, a Certificate of Amendment with the Secretary of the State of Delaware to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares.

Common Stock Private Placement

Private Placement – On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 974,351 shares of its common stock, at a per share price of $15.40 for aggregate gross proceeds of $15,005,000 in a private placement. On June 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 324,676 shares of its common stock, at a per share price of $15.40 for gross proceeds of $5,000,000 in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021. After payment of legal fees and expenses the investors of $167,243, of which $100,000 was paid in cash to B. Riley, the Company received net proceeds of $19,837,757. The Company used the proceeds for general corporate purposes.

Pursuant to the registration rights agreements entered into in connection with the securities purchase agreements, the Company agreed to register the shares of the Company’s common stock issued in the private placements. The Company registered those shares of the Company’s common stock issued in the private placements on behalf of the selling stockholders that notified the Company that they wanted to have their shares registered by filing a registration statement, which was declared effective by the SEC on November 29, 2021.

The security purchase agreements included a provision that requires the Company to maintain its periodic filings with the SEC in order to satisfy the public information requirements under Rule 144(c) of the Securities Act. If the Company fails for any reason to satisfy the current public information requirement at any time during the period commencing from the twelve (12) month anniversary of the date the Company becomes current in its filing obligations and ending at such time that all of the common stock may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144, if the Company (i) shall fail for any reason to satisfy the current public information requirement under Rule 144(c) or (ii) has ever been an issuer described in Rule 144(i)(1)(i) or becomes an issuer in the future, and the Company shall fail to satisfy any condition set forth in Rule 144(i)(2) (a “Public Information Failure”) then, in addition to such purchaser’s other available remedies, the Company shall pay to a purchaser, in cash, as partial liquidated damages and not as a penalty, an amount in cash equal to one percent (1.0%) of the aggregate subscription amount of the purchaser’s shares then held by the purchaser on the day of a Public Information Failure and on every thirtieth (30th) day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (a) the date such Public Information Failure is cured up to a maximum of five (5) 30-day periods and (b) such time that such public information is no longer required for the purchasers to transfer the shares pursuant to Rule 144. Public Information Failure Damages shall be paid on the earlier of (i) the last day of the calendar month during which such Public Information Failure Damages are incurred and (ii) the third (3rd) business day after the event or failure giving rise to the Public Information Failure Damages is cured. In the event the Company fails to make Public Information Failure Damages in a timely manner, such Public Information Failure Damages shall bear interest at the rate of 1.0% per month (prorated for partial months) until paid in full.

LiftIgniter – In connection with the asset acquisition of LiftIgniter, the Company issued 11,667 shares of the Company’s common stock pursuant to the restricted stock units granted at the acquisition date.

Professional Services – In connection with entering into a services agreement, the Company issued 14,205 shares of the Company’s common stock that were recorded at the trading price of the Company’s at the issuance date of $8.80 on January 21, 2021.

Common Stock to be Issued

In connection with the merger of Say Media on December 12, 2018, the Company issued 129,880 shares of the Company’s common stock during the year ended December 31, 2020 out of the total shares required to be issued of 230,326. As of December 31, 2021 and 2020, 46,406 shares of the Company’s common stock have not been issued and are to be issued.

In connection with a closing of a private placement on January 4, 2018, MDB, as the placement agent, was entitled to receive 2,728 shares of the Company’s common stock that have not been issued as of December 31, 2021 and 2020. Further, the 2,728 shares of common stock to be issued were subject to Liquidated Damages (see Note 15).

Restricted Stock Awards

On January 1, 2020, the Company issued 25,569 shares of its common stock as restricted stock awards to certain members of the Board subject to continued service with the Company. The awards vest over a twelve-month period from the grant date and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 22).

On December 31, 2020, the Company modified certain restricted stock awards and units, which were previously issued to certain employees in connection with the HubPages merger, where the Company agreed to repurchase the underlying common stock of the restricted stock awards at a specified price and forfeited any unvested awards. Pursuant to certain terms of the amendment, the Company agreed to repurchase 48,389 shares of the Company’s stock that were issued as restricted stock awards and forfeited the restricted stock units (as further described in Note 12).

The terms under which the restricted stock awards and units were granted are summarized as follows:

●	The Company issued a total of 109,091 shares of common stock to certain key personnel of HubPages who agreed to continue their employment, as restricted stock awards, subject to a repurchase right and vesting in connection with the merger that were fair valued upon issuance by an independent appraisal firm;

●	The repurchase right, which expired in March 2019 unexercised, gave the Company the option to repurchase a certain number of shares at par value based on a performance condition as defined in the terms of the merger agreement;

●	The shares were subject to vesting over twenty-four equal monthly installments beginning September 23, 2019, and ending September 23, 2021;

●	The restricted stock awards provided for a true-up period (in general, the true-up period was for 13 months after the consummation of the merger until 90 days following completion of vesting, or July 30, 2021) that if the common stock was sold for less than $2.50 the holder would receive, subject to certain conditions, additional shares of common stock (i.e. the restricted stock units) up to a maximum of the number of shares originally received (or 109,091 in aggregate to all holders) for the shares that re-sold for less than $2.50, which was settled on May 31, 2019 (as further described in Note 22);

During the year ended December 31, 2021, the Company issued an aggregate of 48,856 shares of its common stock as restricted stock awards to certain members of the Board subject to continued service with the Company. The awards generally vest over a twelve-month period (or shorter if granted after January 1, 2021 so that the awards are fully vested as of December 31, 2021) from the grant date and the estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 22).

On June 4, 2021, in connection with the merger of The Spun, the Company issued an aggregate of 194,806 restricted stock awards of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date. The vesting of the restricted stock awards are subject to the continued employment of certain selling employees and the estimated fair value of these awards are being recognized as compensation expense over the vesting period of the award (see Note 22).

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued.

A summary of the restricted stock award activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted Average
	Number of Shares		Grant-Date
	Unvested	Vested	Fair Value
Restricted stock awards outstanding at January 1, 2020	108,713	77,077	$12.32
Issued	25,569	-	10.56
Vested	(101,706)	101,706
Subject to repurchase	-	(48,389)
Forfeited	(18,182)	(33,947)
Restricted stock awards outstanding at December 31, 2020	14,394	96,447	9.24
Issued	243,662	-	16.15
Vested	(56,415)	56,415
Exchange of shares	-	(4,035)
Forfeited	(6,835)	(4,355)
Restricted stock awards outstanding at December 31, 2021	194,806	144,472	14.93

The Company permitted an exchange of 4,035 shares from vested restricted stock awards for the exercise of 7,893 common stock options (issued under the 2019 Plan, see Note 22) for the recorded net exercise of common stock options of 3,858 shares during the year ended December 31, 2021, on the consolidated statements of stockholders’ deficiency.

The Company recorded forfeited unvested restricted stock awards and/or forfeited vested restricted stock awards used for tax withholding of 11,190 (6,835 forfeited awards and 4,355 used for tax withholding) and 52,129 (18,182 forfeited awards and 33,947 used for tax withholding) during the years ended December 31, 2021 and 2020, respectively, on the consolidated statements of stockholders’ deficiency.

On October 7, 2021, the Company modified certain restricted stock awards upon the resignation of certain board members from the Board as follows:

●	18,940 restricted stock awards that were issued to certain members of the Board were modified to accelerate the vesting upon resignation from the Board, resulting in incremental cost of $41,667 (recognized at the modification date).

On December 11, 2019, the Company modified the vesting provisions of 90,910 restricted stock awards, issued in connection with the Say Media merger, to remove certain repurchase rights, such that they will vest six equal installments at four-month intervals on the twelfth of each month, starting on December 12, 2019, with the final vesting date on August 12, 2021. Compensation expense was recognized over the vesting period of the awards.

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the restricted stock awards is provided under the heading Stock-Based Compensation in Note 22.

Common Stock Warrants

Warrants issued to purchase shares of the Company’s common stock to MDB, L2, Strome, and B. Riley (collectively the “Financing Warrants”) are described below.

MDB Warrants – On October 19, 2017, the Company issued warrants to MDB (the “MDB Warrants”) who acted as placement agent in connection with a private placement of its common stock, to purchase 5,435 shares of common stock. The warrants have an exercise price of $25.30 per share, subject to customary anti-dilution adjustments and exercisable for a period of five years.

On January 4, 2018, the Company issued warrants to MDB which acted as placement agent in connection with a private placement of its common stock, to purchase 2,728 shares of common stock. The warrants have an exercise price of $55.00 per share, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the re-sale of the warrant shares, be exercised on a cashless basis, exercisable for a period of five years.

MDB Warrants exercisable for a total of 8,163 shares of the Company’s common stock were outstanding as of December 31, 2021 (as further detailed below).

Strome Warrants – On June 15, 2018, the Company modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome Mezzanine Fund LP (“Strome”). As consideration for such modification, the Company issued warrants to Strome (the “Strome Warrants”) to purchase 68,182 shares of common stock, exercisable at price of $11.00 per share (as amended), which were carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares was precluded upon exercise (see Note 17).

The Strome Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the resale of the warrant shares, be exercised on a cashless basis in certain circumstances.

B. Riley Warrants – On October 18, 2018, the Company issued warrants to B. Riley (the “B. Riley Warrants”) to purchase up to 39,773 shares of the Company’s common stock, with an original exercise price of $22.00 per share (subsequently adjusted to $7.26), subject to customary anti-dilution adjustments, which were carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares was precluded upon exercise (see Note 17).

The B. Riley Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event, at any time after the six-month anniversary of the issuance of the warrants, if there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, the warrants may be exercised on a cashless basis.

A summary of the Financing Warrants activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Financing Warrants outstanding at January 1, 2020	131,004	$17.60	3.95
Financing Warrants outstanding at December 31, 2020	131,004	13.20	2.94
Expired	(14,886)	4.40
Financing Warrants outstanding at December 31, 2021	116,118	14.08	2.21
Financing Warrants exercisable at December 31, 2021	116,118	14.08	2.21

The intrinsic value of exercisable but unexercised in-the-money Financing Warrants as of December 31, 2021 was $481,253, based on a fair market value of the Company’s common stock of $14.08 per share on December 31, 2021.

The Financing Warrants outstanding and exercisable classified within the statement of stockholders’ deficiency as of December 31, 2021 are summarized as follows:

	Exercise Price	Expiration Date	Total Exercisable (Shares)
Strome Warrants	$11.00	June 15, 2023	68,182
B. Riley Warrants	7.26	October 18, 2025	39,773
MDB Warrants	25.30	October 19, 2022	5,435
MDB Warrants	55.00	October 19, 2022	2,728
Total outstanding and exercisable			116,118

AllHipHop Warrants – On October 26, 2020, the Company exchanged 6,819 of Publisher Partner Warrants (as further described under the heading Publisher Partner Warrants) granted to AllHipHop, LLC (“AllHipHop”) for shares of the Company’s common stock that were originally granted on December 20, 2017 with an exercise price of $45.76, for an aggregate of 5,681 new warrants for shares of the Company’s common stock with an exercise price of $14.30 (the “AllHipHop Warrants”) for the surrender and termination of the original warrants granted (the “Exchange”) (further details are provided in Note 22).

The AllHipHop Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may be exercised on a cashless basis.

Publisher Partner Warrants – On December 19, 2016, the Board approved up to 227,273 stock warrants to issue shares of the Company’s common stock to provide equity incentive to its Publisher Partners (the “Publisher Partner Warrants”) to motivate and reward them for their services to the Company and to align the interests of the Publisher Partners with those of stockholders of the Company. On August 23, 2018, the Board approved a reduction of the number of warrant reserve shares from 227,273 to 90,910. The issuance of the Publisher Partner Warrants is administered by management and approved by the Board.

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the Publisher Partner Warrants is provided in Note 22.

ABG Warrants – On June 14, 2019, the Company issued 999,540 warrants to acquire the Company’s common stock to ABG in connection with the Sports Illustrated Licensing Agreement, expiring in ten years. Half the warrants have an exercise price of $9.24 per share (the “$9.24 Warrants”). The other half of the warrants have an exercise price of $18.48 per share (the “$18.48 Warrants”). The warrants provide for the following: (1) 40% of the $9.24 Warrants and 40% of the $18.48 Warrants vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (any unvested portion of such warrants to be forfeited by ABG upon certain terminations by the Company of the Sports Illustrated Licensing Agreement) (the “Time-Based Warrants”); (2) 60% of the $9.24 Warrants and 60% of the $18.48 Warrants vest based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company (the “Performance-Based Warrants”); and (5) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

On June 4, 2021, the Company amended certain ABG Warrants in exchange for additional benefits under the Sports Illustrated licensing agreement as follows:

●	The exercise price of 99,954 Time-Based Warrants (50% of the original warrants granted totaling 199,908) were adjusted from $18.48 to $7.26 per share as adjusted for any stock splits, combinations, stock dividends, reclassifications, recapitalizations and other similar events, resulting in incremental cost of $417,807 (to be recognized over the remaining vesting period, or through June 14, 2022) measured by an independent appraisal by calculating the fair value of the amended warrant over the calculated fair value of the original warrant immediately before the modification, with the excess fair value of the amended warrant recognized as additional compensation cost at the modification date, or the incremental cost, since the modification did not change the expectation that the award would ultimately vest (probable-to-probable).

●	The exercise price of 149,931 Performance-Based Warrants (50% of the original warrants granted totaling 299,862) were adjusted from $18.48 to $9.24 per share as adjusted for any stock splits, combinations, stock dividends, reclassifications, recapitalizations and other similar events, resulting in incremental cost of $618,465 (to be recognized over the remaining vesting period, or through December 31, 2023) measured by an independent appraisal by calculating the fair value of the amended warrant over the calculated fair value of the original warrant immediately before the modification, with the excess fair value of the amended warrant recognized as additional compensation cost at the modification date, or the incremental cost, since the modification did not change the expectation that the award would ultimately vest (probable-to-probable).

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the ABG Warrants is provided in Note 22.

22. Stock–Based Compensation

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

On March 28, 2018, the Board approved an increase in the number of shares of the Company’s common stock reserved for grant pursuant to the 2016 Plan from 136,363 shares to 227,272 shares. On August 23, 2018, the Board increased the authorized number of shares of common stock under the 2016 Plan from 227,272 shares to 454,545 shares. The Company’s stockholders approved the increase in the number of shares authorized under the 2016 Plan on April 3, 2020. The issuance of common stock awards under the 2016 Plan is administered by the Company and approved by the Board.

The estimated fair value of the common stock awards is recognized as compensation expense over the vesting period of the award.

The fair value of common stock awards granted during the year ended December 31, 2020 were calculated using the Black-Scholes option pricing model under the Probability Weighted Scenarios utilizing the following assumptions:

	Up-list	No Up-list
Risk-free interest rate	0.45%	0.45%
Expected dividend yield	0.00%	0.00%
Expected volatility	71.00%	132.00%
Expected life	6.0 years	6.0 years

A summary of the common stock award activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock awards outstanding at January 1, 2020	366,571	$13.64	8.34
Granted	10,637	19.80
Exercised	(316)	12.32
Forfeited	(27,327)	23.98
Expired	(35,823)	11.66
Common stock awards outstanding at December 31, 2020	313,742	18.92	7.50
Granted	8,041	27.42
Forfeited	(176)	12.32
Expired	(28,266)	26.84
Common stock awards outstanding at December 31, 2021	293,341	18.49	6.49
Common stock awards exercisable at December 31, 2021	293,341	18.49	6.49
Common stock awards not vested at December 31, 2021	-
Common stock awards available for future grants at December 31, 2021	161,204

The aggregate grant date fair value of common stock awards granted during the years ended December 31, 2021 was $173,934.

On January 8, 2021, the Company modified certain common stock awards as follows:

●	10,000 common stock option grants that were subject to performance-vesting (revenue targets) were modified to remove the performance-vesting conditions and fully vest the award at the modification date with no further service requirement, resulting in incremental cost of $35,352 (recognized at the modification date).

●	9,091 common stock option grants were that were subject to performance-vesting (publishing onboarding targets) were modified to remove the performance-vesting conditions and fully vest the award at the modification date with no further service requirement, resulting in no incremental cost.

On June 3, 2021, the Company modified certain common stock awards in connection with a consulting agreement entered into on August 26, 2020, as amended on June 3, 2021, which extended to consulting term through August 26, 2022 (the “Amended Consulting Agreement”), as follows:

●	102,272 common stock option grants that were time-vesting were modified to permit the common stock options to be exercisable for their full term, or 10-years, resulting in no incremental cost.

On October 7, 2021, the Company modified certain common stock awards upon the resignation of certain board members from the Board as follows:

●	7,160 common stock option grants that were fully vested and subject time-vesting were modified to permit an extension of the exercise period for 2-years, or through October 7, 2023, resulting in no incremental cost.

The intrinsic value of exercisable but unexercised in-the-money common stock awards as of December 31, 2021 was $384,720 based on a fair market value of the Company’s common stock of $14.08 per share on December 31, 2021.

The exercise prices under the 2016 Plan for the common stock awards outstanding and exercisable are as follows as of December 31, 2021:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
Under $11.00	32,591	32,591
$11.01 to $16.50	171,797	171,797
$16.51 to $22.00	-	-
$22.01 to $27.50	41,486	41,486
$27.51 to $33.00	910	910
$33.01 to $38.50	11,366	11,366
$38.51 to $44.00	34,509	34,509
$44.01 to $49.50	682	682
	293,341	293,341

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the common stock awards is provided under the heading Stock-Based Compensation.

Common Equity Awards

2019 Plan – On April 4, 2019, the Board adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The purpose of the 2019 Plan is to retain the services of our directors, employees, and consultants and align the interests of these individuals with the interests of our stockholders through awards of stock options, restricted stock awards, restricted stock units, unrestricted stock awards, and stock appreciation rights (collectively the “common equity awards”). Certain common equity awards require the achievement of certain price targets of the Company’s common stock. Shares subject to a common equity award that lapse, expire, are forfeited or for any reason are terminated unexercised or unvested will automatically again become available for issuance under the 2019 Plan. Common stock options issued under the 2019 Plan may have a term of up to ten years and may have variable vesting provisions consisting of time-based, performance-based, or market-based.

The Company’s stockholders approved the 2019 Plan and the maximum number of shares authorized of 3,863,636 under the 2019 Plan on April 3, 2020. On February 18, 2021, the Board increased the authorized number of shares of common stock under the 2019 Plan from 3,863,637 shares to 8,409,090 shares. The issuance of common equity awards under the 2019 Plan is administered by the Company and approved by the Board. Prior to December 18, 2020, the Company did not have sufficient authorized but unissued shares of common stock to allow for the exercise of these common equity awards granted; accordingly, any common equity awards granted were considered unfunded and were not exercisable until sufficient common shares were authorized (further details are provided in Note 21).

During the years ended December 31, 2021 and 2020, the Company issued restricted stock units of shares of the Company’s common stock of 1,677,680 and 147,728, respectively, to senior management under the 2019 Plan, subject to vesting and other terms and conditions.

The estimated fair value of the common equity awards is recognized as compensation expense over the vesting period of the award.

Unless otherwise stated, the fair value of a restricted stock unit is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued.

The fair value of common equity awards granted during the years ended December 31, 2021 and 2020 were calculated using the Black-Scholes option pricing model for the time-based and performance-based awards by an independent appraisal firm under the Probability Weighted Scenarios utilizing the following assumptions:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Up-list	No Up-list	Up-list	No Up-list
Risk-free interest rate	0.16% - 1.48%	0.16% - 1.48%	0.20% - 0.79%	0.20% - 0.79%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	65.00% - 90.00%	133.00% - 140.00%	61.00% - 91.00%	61.00% - 142.00%
Expected life	3.0 – 6.0 years	3.0 – 6.0 years	3.0 – 6.7 years	3.0 – 6.7 years

A summary of the common equity award activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common equity awards outstanding at January 1, 2020	2,955,166	$11.66	9.43
Granted	1,154,263	15.62
Forfeited	(379,199)	13.42
Expired	(124)	12.32
Common equity awards outstanding at December 31, 2020	3,730,106	12.76	8.65
Granted	3,981,907	10.86
Exercised	(7,893)	10.12
Issued	(22,728)	-
Forfeited	(433,982)	16.01
Expired	(339,956)	12.02
Common equity awards outstanding at December 31, 2021 (1)	6,907,454	11.23	8.63
Common equity awards exercisable at December 31, 2021	2,052,532	12.04	8.16
Common equity awards not vested at December 31, 2021 (1)	4,854,922
Common equity awards available for future grants at December 31, 2021 (2)	1,408,443

(1)	Includes 1,814,044 restricted stock units outstanding

(2)	Excludes 70,465 restricted stock awards vested as of December 31, 2021 that were issued under the 2019 Plan

The aggregate grant date fair value for the common equity awards granted during the years ended December 31, 2021 and 2020 was $58,093,478 and $11,180,642, respectively.

On January 8, 2021, the Company modified certain common equity awards as follows:

●	475,946 common stock option grants that were issued to senior management were subject to market-based vesting (stock price targets) with a time-vesting overlay were modified to remove the market-based conditions with only the time-vesting condition remaining after the modification, resulting in incremental cost of $125,650 (to be recognized over the remaining time-vesting period of the original award at the modification date).

●	194,319 common stock option grants that were issued to senior management were subject to performance-vesting (revenue targets) were modified to remove the performance-vesting conditions and replace the time-vesting condition such that the common stock options will vest with respect to one-third of the grant when the option holder completes one year of continuous service beginning on the grant date and the remaining common stock options will vest monthly over twenty-four months when the option holder completes each month of continuous service thereafter, resulting in no incremental cost.

●	572,674 common stock option grants that were subject to market-based vesting (stock price targets) with a time-vesting overlay were modified, in general, to remove the market-based condition and replace the time-vesting condition such that the common stock options will vest with respect to one-third of the grant when the option holder completes one year of continuous service beginning on the grant date and the remaining common stock options will vest monthly over twenty-four months when the option holder completes each month of continuous service thereafter, resulting in incremental cost of $13,893 (to be recognized over the remaining time-vesting period of the original award at the modification date).

On June 3, 2021, the Company modified certain common equity awards in connection with the Amended Consulting Agreement as follows:

●	659,511 common stock option grants that were subject to performance-vesting conditions (stock-price targets) were modified such that: (1) 90,910 common stock option awards were vested at the modification date, resulting in incremental cost of $51,293 (recognized at the modification date); and (2) 568,601 common stock option awards would vest, subject to the Company’s common stock being listing on a national securities exchange, upon market-based conditions (stock price targets), resulting in incremental cost of $512,883 (to be recognized over the implied service period, or through August 26, 2022, at the modification date) measured by an independent appraisal, subject to certain volume weighted average price provisions and permitting the common stock options to be exercisable for their full term, or 10-years, as follows:

Stock	Number of Shares
Price	that Vest
$14.30	114,035
$22.00	151,522
$33.00	151,522
$44.00	151,522
568,601

On October 7, 2021, the Company modified certain common equity awards upon the resignation of certain board members from the Board as follows:

●	65,951 common stock options grants that were subject to market-based vesting (stock price targets) with a time-vesting overlay were modified to remove the market-based conditions and to accelerate the vesting upon resignation from the Board with an extension of the exercise period for 2-years, or through October 7, 2023, resulting in incremental cost of $267,912 (recognized at the modification date).

The intrinsic value of exercisable (or issuable in the case of vested restricted stock units) but unexercised (or unissued in the case of restricted stock units) in-the-money common equity awards as of December 31, 2021 was $6,572,579 based on a fair market value of the Company’s common stock of $14.08 per share on December 31, 2021.

The exercise prices under the 2019 Plan for the common equity awards outstanding and exercisable are as follows as of December 31, 2021:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
No exercise price	1,802,686	166,574
$7.00 to $9.99	132,281	83,496
$10.00 to $12.99	1,802,249	974,941
$13.00 to $15.99	334,825	135,689
$16.00 to $18.99	1,803,385	664,881
$19.00 to $21.99	1,032,028	26,951
	6,907,454	2,052,532

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the common equity awards is provided under the heading Stock-Based Compensation.

Outside Options

The Company granted stock options outside the 2016 Plan and 2019 Plan to certain officers, directors and employees of the Company as approved by the Board and administered by the Company (the “outside options”). The stock options were to acquire shares of the Company’s common stock and were subject to: (1) time-based vesting; (2) certain performance-based targets; and (3) certain performance achievements. Options to purchase common stock issued as outside options may have a term of up to ten years. The issuance of outside options is administered by the Company and approved by the Board. Prior to December 18, 2020, the Company did not have sufficient authorized but unissued shares of common stock to allow for the exercise of these outside options granted; accordingly, any common stock options granted were considered unfunded and were not exercisable until sufficient common shares were authorized (further details are provided in Note 21).

A summary of outside option activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Outside options outstanding at January 1, 2020	169,304	$4.62	9.04
Forfeited	(8,879)	10.12
Expired	(21,697)	8.58
Outside options outstanding at December 31, 2020	138,728	10.12	8.07
Forfeited	(31)	7.70
Expired	(60)	7.70
Outside options outstanding at December 31, 2021	138,637	10.08	7.07
Outside options exercisable at December 31, 2021	132,955	9.98	7.07
Outside options not vested at December 31, 2021	5,682

The intrinsic value of exercisable but unexercised in-the-money outside options as of December 31, 2021 was $545,753 based on a fair market value of the Company’s common stock of $14.08 per share on December 31, 2021.

The exercise prices of outside options outstanding and exercisable are as follows as of December 31, 2021:

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$7.00 to $9.99	70,455	70,455
$10.00 to $12.99	68,182	62,500
	138,637	132,955

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the outside options is provided under the heading Stock-Based Compensation.

Publisher Partner Warrants

On December 19, 2016, as amended on August 23, 2017, and August 23, 2018, the Board approved the Channel Partner Warrant Program to be administered by management that authorized the Company to grant Publisher Partner Warrants. As of December 31, 2021, Publisher Partner Warrants to purchase up to 90,909 shares of the Company’s common stock were reserved for grant.

The Publisher Partner Warrants had certain performance conditions. Pursuant to the terms of the Publisher Partner Warrants, the Company would notify the respective Publisher Partner of the number of shares earned, with one-third of the earned shares vesting on the notice date, one-third of the earned shares vesting on the first anniversary of the notice date, and the remaining one-third of the earned shares vesting on the second anniversary of the notice date. The Publisher Partner Warrants had a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions are generally based on the average of number of unique visitors on the channel operation by the Publisher Partner generated during the six-month period from the launch of the Publisher Partner’s operations on the Company’s technology platform or the revenue generated during the period from the issuance date through a specified end date.

A summary of the Publisher Partner Warrants activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Publisher Partner Warrants outstanding at January 1, 2020	42,707	$32.12	2.57
Forfeited	(6,819)
Publisher Partner Warrants outstanding at December 31, 2020	35,888	29.48	1.50
Expired	(281)
Publisher Partner Warrants outstanding at December 31, 2021	35,607	28.33	0.50
Publisher Partner Warrants exercisable at December 31, 2021	20,766	28.88	0.53
Publisher Partner Warrants not vested at December 31, 2021	14,841
Publisher Partner Warrants available for future grants at December 31, 2021	55,303

On October 26, 2020, the Company recognized incremental compensation costs as a result of the Exchange of $27,754 (see Note 21).

There was no intrinsic value of exercisable but unexercised in-the-money Publisher Partner Warrants since the fair market value of $14.08 per share of the Company’s common stock was lower than the exercise prices on December 31, 2021.

The exercise prices of the Publisher Partner Warrants outstanding and exercisable are as follows as of December 31, 2021.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$20.00 to $24.99	6,390	1,844
$25.00 to $29.99	17,009	12,918
$30.00 to $34.99	2,521	2,521
$35.00 to $39.99	4,888	1,138
$40.00 to $44.99	4,749	2,295
$45.00 to $49.99	50	50
	35,607	20,766

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the Publisher Partner Warrants is provided under the heading Stock-Based Compensation.

Restricted Stock Units

On May 31, 2019, the Company issued 109,090 restricted stock units to certain employees in settlement of the true-up provisions of the restricted stock awards issued at the time of the HubPages merger, which was amended on December 15, 2020 where all of the restricted stock units were forfeited on December 31, 2020 (as further described in Note 12). The terms under which the restricted stock units were granted are summarized as follows:

●	Each restricted stock unit represented the right to receive a number of the shares of the Company’s common stock pursuant to a grant agreement, subject to certain terms and conditions, and was to be credited to a separate account maintained by the Company in certain circumstances;

●	The restricted stock units were to vest six equal installments, subject to the conditions as outlined below, at four-month intervals on the first of each month, starting on June 1, 2019, with the final vesting date on February 1, 2021;

●	The restricted stock units would not vest until the Company increased its authorized shares of the Company’s common stock;

●	Each restricted stock unit granted and credited to the separate account for the employee was be issued by the Company upon the authorized shares of the Company’s common stock increased (further details are provided in Note 21); and

●	Unless otherwise specified in an employee’s grant agreement, vesting would have ceased upon the termination of the employees continuous service.

The fair value of a restricted stock unit was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the year ended December 31, 2020.

A summary of the restricted stock unit activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted Average
	Number of Shares		Grant-Date
	Unvested	Vested	Fair Value
Restricted stock units outstanding at January 1, 2020	109,091	-	$9.90
Forfeited	(109,091)	-
Restricted stock units outstanding at December 31, 2020	-	-	-
Restricted stock units outstanding at December 31, 2021	-	-	-

Information with respect to stock-based compensation cost related to the restricted stock units is included within the Common Equity Awards caption under the heading Stock-Based Compensation.

ABG Warrants

In connection with the Sports Illustrated Licensing Agreement and issuance of the ABG Warrants to purchase up to 999,540 shares of the Company’s common stock, the Company recorded the issuance of the warrants as stock-based compensation with the fair value of the warrants measured at the time of issuance and expensed over the requisite service period.

A summary of the ABG Warrant activity during the years ended December 31, 2021 and 2020 is as follows:

	Number of Shares		Weighted Average	Weighted Average Remaining Contractual Life
	Unvested	Vested	Exercise Price	(in years)
ABG Warrants outstanding at January 1, 2020	999,540	-	$13.86	9.46
Vested	(99,954)	99,954	13.86
ABG Warrants outstanding at December 31, 2020	899,586	99,954	13.86	8.46
Vested	(199,909)	199,909	12.06
ABG Warrants outstanding at December 31, 2021	699,677	299,863	11.55	7.46

The intrinsic value of exercisable but unexercised in-the-money ABG Warrants as of December 31, 2021 was $1,007,868 based on a fair market value of the Company’s common stock of $14.08 per share on December 31, 2021.

The exercise prices of the ABG Warrants outstanding and exercisable are as follows as of December 31, 2021.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$9.24	749,655	208,238
$18.48	249,885	91,625
	999,540	299,863

Information with respect to compensation cost and unrecognized compensation cost related to the ABG Warrants is provided under the heading Stock-Based Compensation.

Stock-Based Compensation

Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31, 2021
	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Cost of revenue	$196,651	$303,899	$6,974,374	$2,981	$-	$-	$7,477,905
Selling and marketing	-	34,832	5,265,382	75,653	-	-	5,375,867
General and administrative	1,535,865	174,123	13,879,175	234,101	-	1,816,485	17,639,749
Total costs charged to operations	1,732,516	512,854	26,118,931	312,735	-	1,816,485	30,493,521
Capitalized platform development	11,128	7,101	2,018,993	8,042	-	-	2,045,264
Total stock-based compensation	$1,743,644	519,955	$28,137,924	$320,777	$-	$1,816,485	$32,538,785

	Year Ended December 31, 2020
	Restricted	Common	Common		Publisher
	Stock	Stock	Equity	Outside	Partner	ABG
	Awards	Awards	Awards	Options	Warrants	Warrants	Totals
Cost of revenue	$163,181	$156,043	$3,975,625	$8,394	$36,673	$-	$4,339,916
Selling and marketing	1,486,722	114,640	2,454,432	272,431	-	-	4,328,225
General and administrative	317,982	615,604	3,439,803	150,577	-	1,449,074	5,973,040
Total costs charged to operations	1,967,885	886,287	9,869,860	431,402	36,673	1,449,074	14,641,181
Capitalized platform development	361,519	178,284	1,062,792	6,400	-	-	1,608,995
Total stock-based compensation	$2,329,404	1,064,571	$10,932,652	$437,802	$36,673	$1,449,074	$16,250,176

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of December 31, 2021 was as follows:

	As of December 31, 2021
	Restricted Stock Awards	Common Stock Awards	Common Equity Awards	Outside Options	Publisher Partner Warrants	ABG Warrants	Totals
Unrecognized compensation expense	$2,354,832	$-	$45,556,247	$37,694	$-	$2,433,889	$50,382,662
Weighted average period expected to be recognized (in years)	1.41	-	1.98	0.19	-	1.67	1.94

23.	Liquidated Damages

The following tables summarize the Liquidated Damages recognized on the consolidated statements of operations during the years ended December 31, 2021 and 2020, with respect to the registration rights agreements and securities purchase agreements:

	Years Ended December 31, 2021
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
Series H Preferred Stock	$-	$7,854	$311,348	$319,202
12% Convertible Debentures	-	-	75,461	75,461
Series I Preferred Stock	-	-	280,692	280,692
Series J Preferred Stock	360,000	360,000	289,775	1,009,775
Series K Preferred Stock	180,420	721,680	50,134	952,234
Total	$540,420	$1,089,534	$1,007,410	$2,637,364

	Years Ended December 31, 2020
	Registration Rights Damages	Public Information Failure Damages	Accrued interest	Balance
12% Convertible Debentures	$-	$12,300	$1,578	$13,878
Series I Preferred Stock	277,200	346,500	69,992	693,692
Series J Preferred Stock	360,000	360,000	60,007	780,007
Total	$637,200	$718,800	$131,577	$1,487,577

24.	Income Taxes

The components of the benefit (provision) for income taxes consist of the following:

	Years Ended December 31,
	2021	2020
Current tax benefit:
Federal	$-	$-
State and local	-	-
Total current tax benefit	-	-
Deferred tax (provision) benefit:
Federal	18,028,497	20,677,960
State and local	4,439,909	5,279,879
Change in valuation allowance	(20,793,972)	(26,168,671)
Total deferred tax (provision) benefit	1,674,434	(210,832)
Total income tax benefit (provision)	$1,674,434	$(210,832)

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$41,806,276	$35,535,941
Interest limitation carryforward	2,860,899	-
Tax credit carryforwards	263,873	263,873
Allowance for doubtful accounts	589,585	458,506
Accrued expenses and other	1,767,649	677,909
Lease termination	1,896,991	-
Liquidated damages	2,240,294	1,549,313
Unearned revenue	5,383,337	2,356,111
Stock-based compensation	4,779,191	2,158,080
Operating lease liability	165,065	691,228
Depreciation and amortization	3,029,171	4,341,983
Deferred tax assets	64,782,331	48,032,944
Valuation allowance	(50,447,389)	(29,653,417)
Total deferred tax assets	14,334,942	18,379,527
Deferred tax liabilities:
Prepaid expenses	(101,388)	(144,704)
Acquisition-related intangibles	(14,595,672)	(18,445,655)
Total deferred tax liabilities	(14,697,060)	(18,590,359)
Net deferred tax liabilities	$(362,118)	$(210,832)

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, except for deferred tax liabilities on indefinite lived intangible assets, as of December 31, 2021 and 2020.

As of December 31, 2021, the Company had federal, state, and local net operating loss carryforwards available of approximately $155.85 million, $112.22 million, and $37.42 million, respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $129.95 million do not expire (limited to 80% of taxable income in a given year) and $25.90 million will expire, if not utilized, through 2037 in various amounts. As of December 31, 2020, the Company had federal, state, and local net operating loss carryforwards available of approximately $131.17 million, $100.61 million, and $31.15 million, respectively, to offset future taxable income.

Sections 382 and 383 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an ownership change occurs. A section 382 ownership change occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of the Company’s common stock (including certain transactions involving the Company’s common stock that are outside of the Company’s control) could also result in an ownership change under section 382. If an ownership change occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses the Company can use to reduce its taxable income generally equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (subject to certain adjustments) and the long-term tax exempt interest rate for the month of the ownership change.

The Company believes that it did have a change in control under these sections in connection with its recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets. The Company completed a preliminary section 382 analysis as of December 31, 2021 and 2020 and concluded it may have experienced an ownership change as a result of certain equity offerings during the rolling three-year period of 2018 to 2020. The Company concluded that its federal net operating loss carryforwards, including any net operating loss carryforwards as a result of the mergers during 2018 and 2019, resulted in annual limitations on the overall net operating loss carryforward and that an ownership change, if any, would impose an annual limit on the net operating loss carryforwards and could cause federal income taxes (similar provisions apply for state and local income taxes) to be paid earlier than otherwise would be paid if such limitations were not in effect. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2021 and 2020.

The provision (benefit) for income taxes on the statement of operations differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(19,238,957)	21.0%	$(18,694,437)	21.0%
State and local taxes, net of federal benefit	(4,439,909)	4.8%	(5,279,879)	5.9%
Stock-based compensation	4,881,640	(5.3)%	1,768,735	(2.0)%
Unearned revenue	(2,703,394)	3.0%	(5,120,330)	5.8%
Interest expense	63,558	(0.1)%	1,173,535	(1.3)%
Gain upon debt extinguishment	(1,200,506)	1.3%	-	0.0%
Other differences, net	213,159	(0.2)%	152,294	(0.2)%
Valuation allowance	20,793,972	(22.7)%	26,168,671	(29.4)%
Other permanent differences	(43,988)	0.0%	42,243	0.0%
Tax provision (benefit) and effective income tax rate	$(1,674,434)	1.8%	$210,832	(0.2)%

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

The Company did not recognize any uncertain tax positions or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2021 and 2020. The Company files tax returns in the U.S. federal jurisdiction and several state jurisdictions, including New York and California. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2017 forward and the California returns from 2016 forward are subject to examination. The Company currently is not under examination by any tax authority.

25.	Pension Plans

The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $1,347,348 and $1,074,323 for the years ended December 31, 2021 and 2020, respectively.

26.	Related Party Transactions

For the years ended December 31, 2021 and 2020, the Company had several transactions with B. Riley, a principal stockholder, where it paid fees associated with the debt draws and private placements totaling approximately $608,614 and $1,313,610, respectively.

For the years ended December 31, 2021 and 2020, the Company entered into transactions with B. Riley where it borrowed funds under its Delayed Draw Term Note totaling $5,086,135 and $6,913,865, respectively. For the years ended December 31, 2021 and 2020, the Company incurred interest on the Senior Secured Note and Delayed Draw Term Note due to B. Riley of $6,940,476 and $7,123,934, respectively.

Service and Consulting Contracts

Ms. Rinku Sen, a former director, and has provided consulting services and operates a channel on the Company’s technology platform. During the year ended December 31, 2020, the Company paid Ms. Sen $12,050 for these services.

Mr. Josh Jacobs, a former director, has provided consulting services and operates a channel on the Company’s platform. During the year ended December 31, 2020, the Company paid Mr. Jacobs $120,000 for these services.

On August 26, 2020, the Company entered into a consulting agreement with James C. Heckman, the Company’s former Chief Executive Officer. On June 3, 2021, the consulting agreement was amended that extended the term of the agreement for one-year, or to August 26, 2022, and in connection with the amendment the Company advanced $500,000 to Mr. Heckman. During the years ended December 31, 2021 and 2020, the Company recognized consulting fees for Mr. Heckman of $779,730 and $125,765, respectively.

On October 5, 2020, the Company entered into a separation agreement with Benjamin Joldersma, who served as the Company’s Chief Technology Officer from November 2016 through September 2020, pursuant to which the Company agreed to pay Mr. Joldersma approximately $111,000 as a severance payment, as well as any COBRA premiums.

Promissory Notes

In May 2018, the Company’s then Chief Executive Officer began advancing funds to the Company in order to meet minimum operating needs. Such advances were made pursuant to promissory notes that were due on demand. On October 31, 2020, the Company entered into an exchange agreement with Mr. Heckman pursuant to which Mr. Heckman converted the outstanding principal amount due, together with accrued but unpaid interest under the promissory notes, into 389 shares of Series H Preferred Stock (see Notes 19 and 20).

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of approximately 16,802 shares of the Company’s common stock at a price of $4 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of approximately $67,207 per month (see Note 12).

27. Commitments and Contingencies

Contingent Liability

In connection with the Company’s underwritten public offering in February 2022, the Company may have a contingent liability arising out of possible violations of the Securities Act of 1933, as amended (the “Securities Act”) in connection with an investor presentation, which the Company publicly filed. Specifically, the furnishing of the investor presentation publicly may have constituted an “offer to sell” as described in Section 5(b)(1) of the Securities Act and the investor presentation may be deemed to be a prospectus that did not meet the requirements of Section 10 of the Securities Act, resulting in a potential violation of Section 5(b)(1) of the Securities Act. Any liability would depend upon the number of shares purchased by investors who reviewed and relied upon the investor presentation. If a claim were brought by any such investor and a court were to conclude that the public disclosure of such investor presentation constituted a violation of the Securities Act, the Company could be required to repurchase the shares sold to the investors at the original purchase price, plus statutory interest. The Company could also incur considerable expense in contesting any such claims. As of the issuance date of these consolidated financial statements, no legal proceedings or claims have been made or threatened by any investors. The likelihood and magnitude of this contingent liability, if any, is not determinable at this time.

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

2019 Equity Incentive Plan

From January 2022 through the date these consolidated financial statements were issued, the Company granted common stock options and restricted stock units totaling 200,330 shares of the Company’s common stock, all of which remain outstanding as of the date these consolidated financial statements were issued, to acquire shares of the Company’s common stock to officers, directors, employees and consultants.

Line of Credit

The balance outstanding under the FastPay line of credit as of the date these consolidated financial statements were issued was approximately $7.3 million.

Long-Term Debt

Senior Secured Note – On January 23, 2022, the Company entered into an amendment with respect to the Senior Secured Note (“Amendment 4”), where the maturity date on the note was extended to (i) December 31, 2023 from December 31, 2022 upon the consummation of the equity financing on February 15, 2022 (further details are under the heading Equity Financing below), or (ii) the date accelerated pursuant to certain terms of Amendment 4.

After the date of Amendment 4, interest on the note will be payable, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the note. Interest on the senior secured note will accrue for each calendar quarter on the outstanding principal amount of the note at an aggregate rate of 10.00% per annum, subject to adjustment in the event of default. Further, interest that was payable during fiscal years 2020 and 2021 and added to the principal amount under the note remains subject to the conversion election under Amendment 1.

The balance outstanding under the Senior Secured Note as of the date these consolidated financial statements were issued was approximately $64.3 million, which included outstanding principal of approximately $48.8 million, payment of in-kind interest of approximately $13.9 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $1.6 million.

Delayed Draw Term Note – On February 15, 2023, pursuant to Amendment 4, the maturity date on the Delayed Draw Term Note was extended to (i) December 31, 2022 from March 31, 2022 for approximately $5.9 million and (ii) December 31, 2023 from March 31, 2022 for approximately $4.0 million, subject to certain acceleration terms.

Amendment 4 also provided that interest will be payable, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) in kind quarterly in arrears on the last day of each fiscal quarter, and will accrue for each fiscal quarter on the principal amount outstanding under the note at an aggregate rate of 10.00% per annum, subject to adjustment in the event of default.

The balance outstanding under the Delayed Draw Term Note as of the date these consolidated financial statements were issued was approximately $10.2 million, which included outstanding principal of approximately $8.7 million, and payment of in-kind interest of approximately $1.2 million that the Company was permitted to add to the aggregate outstanding principal balance, and unpaid accrued interest of approximately $0.3 million.

Series L Preferred Stock

The rights agreement pursuant to the Series L Preferred Stock is set to expire on May 3, 2022; however, the Board elected to extend the termination date, which extension is subject to ratification by the Company’s stockholders.

Common Stock Issuances

Stock Purchase Agreements – On January 24, 2022, we entered into several stock purchase agreements with several of the Company’s investors, pursuant to which the Company issued an aggregate of 505,671 shares at a price equal to $13.86 per share, which was determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days, to the investors in lieu of an aggregate of approximately $7.01 million owed in Liquidated Damages. The Company agreed that it would prepare and file as soon as reasonably practicable, a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash.

Public Offering – On February 15, 2022, the Company raised approximately $34.5 million under a firm commitment underwritten public offering with the sale of 3,636,364 shares of the Company’s common stock, par value $0.01 per share, at a public offering price of $8.25 per share. Pursuant to the terms of the underwriting agreement, dated February 10, 2022, a 30-day option to purchase up to 545,454 additional shares was granted by and between B. Riley Securities, Inc., as an underwriter and as representative of the other underwriters. The underwriter’s overallotment option for 545,239 shares of the Company’s common stock was exercised in March 2022. The Company received approximately $31.5 million (includes $4.2 million with the overallotment option), after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Common Stock Options

On March 18, 2022, the Company approved a repricing of certain outstanding stock options under the Company’s 2016 Plan and 2019 Plan that had an exercise price above $8.82 per share, including certain outstanding stock options held by senior management of the Company. The repricing also included certain outstanding stock options granted outside of the 2016 Plan and 2019 Plan, which repricing is still subject to stockholder approval. As a result of the repricing, the exercise price was set to $8.82 per share, which was the closing sale price of the Company’s common stock as listed on the NYSE American exchange on March 18, 2022. Except for the repricing of the stock options under the 2016 Plan, all term and conditions of each stock option remains in full force and effect. For the repricing of the stock options under the 2019 Plan, the Company (i) modified the exercise price; (ii) will allow cashless exercise as a method of paying the exercise price, and (iii) will waive a lock-up provision in the stock option agreements. All other term and conditions of each of the stock options under the 2019 Plan remains in full force and effect.

Proposed Acquisition

The Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding equity interests of Athlon Holdings, Inc. (“Athlon”) for an anticipated purchase price of $16.0 million, comprised of (i) a cash portion of $13.0 million, with $10 million to be paid at closing and $3.0 million to be paid post-closing and (ii) an equity portion of $3.0 million to be paid in shares of the Company’s common stock. The acquisition is subject to the preparation and negotiation of definitive documents, completion of due diligence, and the agreement of a certain number of key employees of Athlon to remain as employees post-closing, among other items.

