Form 10-Q
period 2022-03-31
Arena Group Holdings, Inc.
filed 2022-05-04
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12471

THE ARENA GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Vesey Street, 24th Floor New York, New York	10281
(Address of principal executive offices)	(Zip Code)

(212) 321-5002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AREN	NYSE American

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

As of May 2, 2022, the Registrant had 17,808,434 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Other risks are detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “Form 10-K”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and our Annual Report.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$22,480	$9,349
Restricted cash	502	502
Accounts receivable, net	19,998	21,660
Subscription acquisition costs, current portion	24,940	30,162
Royalty fees	7,500	11,250
Prepayments and other current assets	4,972	4,748
Total current assets	80,392	77,671
Property and equipment, net	593	636
Operating lease right-of-use assets	493	528
Platform development, net	10,013	9,299
Subscription acquisition costs, net of current portion	7,307	8,235
Acquired and other intangible assets, net	52,255	57,356
Other long-term assets	587	639
Goodwill	19,619	19,619
Total assets	$171,259	$173,983
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$7,070	$11,982
Accrued expenses and other	17,425	24,011
Line of credit	9,291	11,988
Unearned revenue	48,519	54,030
Subscription refund liability	2,534	3,087
Operating lease liability	387	374
Liquidated damages payable	5,369	5,197
Current portion of long-term debt	5,847	5,744
Total current liabilities	96,442	116,413
Unearned revenue, net of current portion	12,362	15,277
Operating lease liability, net of current portion	683	785
Liquidating damages payable, net of current portion	-	7,008
Other long-term liabilities	7,527	7,556
Deferred tax liabilities	376	362
Long-term debt	64,929	64,373
Total liabilities	182,319	211,774
Commitments and contingencies (Note 15)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at March 31, 2022 and December 31, 2021	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $14,556 and $15,066; Series H shares issued and outstanding: 14,556 and 15,066; common shares issuable upon conversion: 2,004,971 and 2,075,200 at March 31, 2022 and December 31, 2021, respectively	13,207	13,718
Total mezzanine equity	13,375	13,886
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 17,502,102 and 12,632,947 shares at March 31, 2022 and December 31, 2021, respectively	175	126
Common stock to be issued	-	-
Additional paid-in capital	246,052	200,410
Accumulated deficit	(270,662)	(252,213)
Total stockholders’ deficiency	(24,435)	(51,677)
Total liabilities, mezzanine equity and stockholders’ deficiency	$171,259	$173,983

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands, except per share data)
Revenue	$48,243	$33,615
Cost of revenue (includes amortization of developed technology and platform development for 2022 and 2021 of $2,311 and $2,167, respectively)	28,497	28,208
Gross profit	19,746	5,407
Operating expenses
Selling and marketing	17,216	17,529
General and administrative	13,514	5,638
Depreciation and amortization	4,202	3,963
Loss on impairment of assets	257	-
Total operating expenses	35,189	27,130
Loss from operations	(15,443)	(21,723)
Other expenses
Change in valuation of warrant derivative liabilities	-	(665)
Interest expense	(2,820)	(2,820)
Liquidated damages	(172)	(255)
Total other expenses	(2,992)	(3,740)
Loss before income taxes	(18,435)	(25,463)
Income taxes	(14)	-
Net loss	$(18,449)	$(25,463)
Basic and diluted net loss per common share	$(1.20)	$(2.44)
Weighted average number of common shares outstanding – basic and diluted	15,381,306	10,456,052

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2022

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except number of shares)
Balance at January 1, 2022	12,632,947	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of series H preferred stock	70,380	1	-	-	510	-	511
Issuance of common stock for restricted stock units in connection with an acquisition	16,760	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,671	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock for restricted stock units	155,211	2	-	-	(2)	-	-
Common stock withheld for taxes upon issuance of underlying shares for restricted stock units	(67,023)	(1)	-	-	(555)	-	(556)
Repurchase restricted stock classified as liabilities	(8,064)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Stock-based compensation	-	-	-	-	8,054	-	8,054
Net loss	-	-	-	-	-	(18,449)	(18,449)
Balance at March 31, 2022	17,502,102	$175	49,134	$-	$246,052	$(270,662)	$(24,435)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except number of shares)
Balance at January 1, 2021	10,412,963	$104	49,134	$-	$141,856	$(162,273)	$(20,313)
Issuance of restricted stock awards to the board of directors	36,599	-	-	-	-	-	-
Repurchase restricted stock classified as liabilities	(6,049)	-	-	-	-	-	-
Issuance of common stock for restricted stock units in connection with an acquisition	11,667	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,205	-		-	125	-	125
Stock-based compensation	-	-	-	-	5,408	-	5,408
Net loss	-	-	-	-	-	(25,463)	(25,463)
Balance at March 31, 2021	10,469,385	$104	49,134	$-	$147,389	$(187,736)	$(40,243)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash flows from operating activities
Net loss	$(18,449)	$(25,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	114	110
Amortization of platform development and intangible assets	6,399	6,020
Amortization of debt discounts	660	694
Loss on impairment of assets	257	-
Change in valuation of warrant derivative liabilities	-	665
Accrued interest	-	1,866
Liquidated damages	172	255
Stock-based compensation	7,367	5,099
Deferred income taxes	14	-
Other	183	(509)
Change in operating assets and liabilities:
Accounts receivable	1,594	2,917
Subscription acquisition costs	6,150	(8,349)
Royalty fees	3,750	3,750
Prepayments and other current assets	(224)	(1,630)
Other long-term assets	52	(238)
Accounts payable	(4,912)	1,920
Accrued expenses and other	(7,444)	1,821
Unearned revenue	(8,358)	9,039
Subscription refund liability	(553)	737
Operating lease liabilities	(54)	(215)
Other long-term liabilities	(29)	-
Net cash used in operating activities	(13,311)	(1,511)
Cash flows from investing activities
Purchases of property and equipment	(71)	(98)
Capitalized platform development	(1,582)	(868)
Net cash used in investing activities	(1,653)	(966)
Cash flows from financing activities
Repayments under line of credit, net of borrowings	(2,697)	(1,752)
Proceeds from public offering of common stock, net of offering costs	32,058	-
Payment of tax withholdings of common stock withheld	(556)	-
Payment of restricted stock liabilities	(710)	(280)
Net cash provided by (used for) financing activities	28,095	(2,032)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,131	(4,509)
Cash, cash equivalents, and restricted cash – beginning of period	9,851	9,535
Cash, cash equivalents, and restricted cash – end of period	$22,982	$5,026
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$22,480	$4,525
Restricted cash	502	501
Total cash, cash equivalents, and restricted cash	$22,982	$5,026
Supplemental disclosure of cash flow information
Cash paid for interest	$2,160	$260
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$687	$309
Offering costs included in accrued expenses and other	1,568	-
Issuance of common stock in connection with settlement of liquidated damages	7,008	-
Issuance of common stock upon conversion of series H preferred stock	511	-

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

($ in thousands, unless otherwise stated)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of The Arena Group Holdings, Inc. (formerly known as TheMaven, Inc.) and its wholly owned subsidiaries (“The Arena Group” or the “Company”), after eliminating all significant intercompany balances and transactions. The Company does not have any off-balance sheet arrangements. The Company changed its corporate name to The Arena Group Holdings, Inc. from TheMaven, Inc. on February 8, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in The Arena Group’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022.

The condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. The Company’s impact during the first quarter of 2022 by the novel coronavirus (“COVID-19”) pandemic has been to a lesser extent than in 2021. With the initial onset of COVID-19, the Company faced significant change in its advertisers’ buying behavior. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues. Given that the Sports Illustrated media business relies on sporting events to generate content and comprises a material portion of the Company’s revenues, the cash flows and results of operations are susceptible to a widespread cancellation of sporting events or a general limitation of societal activity akin to what is widely known to have occurred in the Unites States and elsewhere during the 2020 calendar year and, to a lesser extent, during the 2021 calendar year. Future widespread shutdowns of in-person economic activity could have a material impact on the Company’s business. As a result of the Company’s advertising revenue declining in early 2021 caused by the widespread cancellations of sporting events, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause an impact in the near term, that depend on the actions taken to prevent the further spread of COVID-19.

The Company operates in one reportable segment.

Reverse Stock Split

The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give effect to the reverse stock split for all periods presented that was effective on February 9, 2022. The shares of common stock retained a par value of $0.01 per share. Accordingly, stockholders’ deficiency reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split. Any fractional shares that would otherwise be issued as a result of the reverse stock split were rounded up to the nearest whole share.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for credit losses, fair values of financial instruments, capitalization of platform development, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, fair value of assets acquired and liabilities assumed in the business acquisitions, determination of the fair value of stock-based compensation and valuation of derivatives liabilities and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted EPS computation for these instruments. On January 1, 2022, the Company adopted ASU 2020-06 with no material impact to its condensed consolidated financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF), to provide explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. On January 1, 2022, the Company adopted ASU 2021-04 with no material impact to its condensed consolidated financial position, results of operations, cash flows or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update should lead to recognition and measurement consistent with what’s reported in the acquiree’s financial statements, provided that the acquiree prepared financial statements in accordance with GAAP. The new standard marks a change from current GAAP, under which assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts, are generally recognized at fair value at the acquisition date. On January 1, 2022, the Company adopted ASU 2021-08 with no material impact to its condensed financial position, results of operations or cash flows. This new accounting standard will be applied prospectively to business combinations.

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

The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net loss per common share, as their effect would have been anti-dilutive. Common stock equivalent shares are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

	As of March 31,
	2022	2021
Series G convertible preferred stock	8,582	8,582
Series H Preferred Stock	2,004,971	2,699,312
Restricted Stock Awards	194,806	14,394
Financing Warrants	116,118	131,003
ABG Warrants	999,540	999,540
AllHipHop warrants	5,681	5,681
Publisher Partner Warrants	26,893	35,889
2016 Plan	286,151	321,761
2019 Plan	6,326,538	7,179,349
Outside Options	138,637	138,637
Total	10,107,917	11,534,148

2.	Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of March 31, 2022 and December 31, 2021 was $1,578.

Subscription Acquisition Costs – As of March 31, 2022 and December 31, 2021, subscription acquisition costs were $32,247 (short-term of $24,940 and long-term of $7,307) and $38,397 (short-term of $30,162 and long-term of $8,235), respectively. Subscription acquisition costs as of March 31, 2022 presented as current assets of $24,940 are expected to be amortized over a one year period, or through March 31, 2023 and $7,307 presented as long-term assets are expected to be amortized after the one year period ending March 31, 2023.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	March 31, 2022	December 31, 2021
Office equipment and computers	$1,407	$1,341
Furniture and fixtures	1	1
	1,408	1,342
Less accumulated depreciation and amortization	(815)	(706)
Net property and equipment	$593	$636

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $114 and $110, respectively.

Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2022	December 31, 2021
Platform development	$16,699	$21,997
Less accumulated amortization	(6,686)	(12,698)
Net platform development	$10,013	$9,299

A summary of platform development activity for the three months ended March 31, 2022 is as follows:

Platform development beginning of period	$21,997
Payroll-based costs capitalized	1,582
Less dispositions	(7,356)
Total capitalized costs	16,223
Stock-based compensation	687
Impairments	(211)
Platform development end of period	$16,699

Amortization expense for the three months ended March 31, 2022 and 2021, was $1,344 and $1,069, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, impairment charges of $211 and $0, respectively, have been record for platform development.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2022			As of December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(12,214)	$5,119	$17,579	$(11,465)	$6,114
Trade name	3,328	(851)	2,477	3,328	(782)	2,546
Brand name	5,175	(427)	4,748	5,175	(298)	4,877
Subscriber relationships	73,459	(36,252)	37,207	73,459	(32,623)	40,836
Advertiser relationships	2,240	(629)	1,611	2,240	(570)	1,670
Database	2,397	(1,304)	1,093	2,397	(1,104)	1,293
Subtotal amortizable intangible assets	103,932	(51,677)	52,255	104,178	(46,842)	57,336
Website domain name	-	-	-	20	-	20
Total intangible assets	$103,932	$(51,677)	$52,255	$104,198	$(46,842)	$57,356

Amortization expense for the three months ended March 31, 2022 and 2021 was $5,055 and $4,951, respectively, of which amortization expense for developed technology of $967 and $1,098, respectively, is included in cost of revenues on the condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, impairment charges of $46 and $0, respectively, have been recorded for the intangible assets.

3.	Leases

The Company’s real estate lease for the use of office space was subleased during the year ended December 31, 2021 (as further described below). The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 2.51 years.

The table below presents supplemental information related to operating leases:

	Three Months Ended March 31,
	2022	2021
Operating lease costs during the period (1)	$179	$2,718
Cash payments included in the measurement of operating lease liabilities during the period	$117	$2,787
Weighted-average remaining lease term (in years) as of period-end	2.51	11.02
Weighted-average discount rate during the period	9.9%	13.6%

(1)	Operating lease costs is presented net of sublease income that is not material.

The Company generally utilizes its incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease costs:
Cost of revenue	$-	$1,797
Selling and marketing	-	516
General and administrative	234	423
Total operating lease costs (1)	234	2,736
Sublease income	(55)	(18)
	$179	$2,718

(1)	Includes certain costs associated with a business membership agreement that permits access to certain office space of $170, see below.

Maturities of the operating lease liability as of March 31, 2022 are summarized as follows:

Years Ending December 31,
2022 (remaining nine months of the year)	$355
2023	486
2024	373
Minimum lease payments	1,214
Less imputed interest	(144)
Present value of operating lease liability	$1,070
Current portion of operating lease liability	$387
Long-term portion of operating lease liability	683
Total operating lease liability	$1,070

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024. As of March 31, 2022, the Company is entitled to receive sublease income of $582.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships (each membership provides a certain number of accounts that equate to the use of the space granted). The term of the agreement was for 27 months, with 21 months remaining at $57 per month for 110 accounts.

4.	Line of Credit

On December 6, 2021, the Company entered into an amendment to its financing and security agreement for its line of credit with FPP Finance LLC (“FastPay”) that was originally entered into on February 27, 2020, pursuant to which (i) the maximum amount of advances available was increased to $25,000 from $15,000, (ii) the interest rate on the facility applicable margin was decreased to 6.0% per annum from 8.5% per annum (the facility bears interest at the LIBOR rate plus the applicable margin), and (iii) the maturity date was extended to February 28, 2024. The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. As of March 31, 2022 and December 31, 2021, the balance outstanding under the FastPay line of credit was $9,291 and $11,988, respectively.

5.	Restricted Stock Liabilities

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with a previous merger (the “HubPages merger”). Pursuant to the amendment, the Company committed to repurchase 48,389 vested restricted stock awards as of December 31, 2020 at a price of $88.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning January 4, 2021, subject to certain conditions.

The following table presents the components of the restricted stock liabilities:

	As of
	March 31, 2022	December 31, 2021
Restricted stock liabilities (before imputed interest)	$2,307	$3,801
Less imputed interest	(78)	(177)
Present value of restricted stock liabilities	2,229	3,624
Less payments during the period	(710)	(1,472)
Restricted stock liabilities at end of period (reflected in accrued expenses and other)	$1,519	$2,152

The Company recorded the repurchase of 8,064 and 6,049 shares of the Company’s restricted common stock during the three months ended March 31, 2022 and 2021, respectively, on the condensed consolidated statements of stockholders’ deficiency. On April 4, 2022, the Company paid $1,597 for the remaining 18,134 shares of the Company’s restricted common stock that were outstanding as of March 31, 2022 that were subject to repurchase.

6.	Liquidated Damages Payable

Liquidated damages were recorded as a result of the following: (i) certain registration rights agreements provide for damages if the Company does not register certain shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”); and (ii) certain securities purchase agreements provide for damages if the Company does not maintain its periodic filings with the SEC within the requisite time frame (the “Public Information Failure Damages”).

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of March 31, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	625	457	1,700
Convertible debentures	-	704	216	920
Series J convertible preferred stock	932	932	356	2,220
Series K convertible preferred stock	95	379	40	514
Total	$1,660	$2,640	$1,069	$5,369

	As of December 31, 2021
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	1,164	1,172	792	3,128
Convertible debentures	-	873	242	1,115
Series I convertible preferred stock	1,386	1,386	613	3,385
Series J convertible preferred stock	1,560	1,560	490	3,610
Series K convertible preferred stock	180	722	50	952
Total	$4,305	$5,713	$2,187	$12,205

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of March 31, 2022, or $5,369, until paid. There is no scheduled date when the unpaid liquidated damages become due.

As of December 31, 2021, the short-term and long-term liquidated damages payable were $5,197 and $7,008, respectively. The long-term portion was converted into shares of the Company’s common stock on January 24, 2022, as further described below.

On January 24, 2022, the Company entered into several stock purchase agreements with several investors the Company was liable to for liquidated damages, pursuant to which the Company issued an aggregate of 505,671 shares of its common stock at a price equal to $13.86 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investors in lieu of an aggregate of $7,008 owed in liquidated damages. The Company agreed that it would prepare and file as soon as reasonably practicable, a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. The Company recorded $6,685 in connection with the issuance of shares of the Company’s common stock and recognized a gain of $323 on the settlement of the liquidated damages, which was recorded within additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

The fair value hierarchy consists of three broad levels of inputs that may be used to measure fair value, which are described below:

●	Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2. Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
●	Level 3. Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

The Company accounted for certain warrants (as described under the heading Common Stock Warrants in Note 10) as derivative liabilities, which required the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end. As of December 31, 2021, the Strome Warrants and B. Riley Warrants (as described in Note 10) were classified within equity.

For the three months ended March 31, 2021, the change in valuation of warrant derivative liabilities of $665 was recognized as other expense on the condensed consolidated statement of operations.

8.	Long-term Debt

Senior Secured Note

As of March 31, 2022 and December 31, 2021, the Company’s outstanding obligation under its senior secured note with BRF Finance Co., LLC, an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, is summarized as follows:

●	On March 24, 2020, the Company entered into a second amended and restated note when the principal balance outstanding under its note issued on June 19, 2019 was $51,336 (including accrued interest), due on June 14, 2022 (as further amended). The terms of the note also permitted the Company to enter into a Delayed Draw Term Note (as described below), in the aggregate principal amount of $12,000;

●	On October 23, 2020, the Company entered into a first amendment to second amended and restated note issued on March 24, 2020 (“Amendment 1”), where the maturity date was changed to December 31, 2022 (as further amended) from June 14, 2022, subject to certain acceleration conditions and interest payable on the note on September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of previously designated Series K convertible preferred stock (the “Series K Preferred Stock”); however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments;

●	On May 19, 2021, the Company entered into a second amendment to the second amended and restated note issued March 24, 2020 (“Amendment 2”), pursuant to which: (i) the interest rate on the Senior Secured Note, as defined below, decreased from a rate of 12.0% per annum to a rate of 10.0% per annum; and (ii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to a certain securities purchase agreement during the 90-day period commencing on May 20, 2021;

●	On December 6, 2021, the Company entered into a third amendment to the second amended and restated note issued March 24, 2020 (“Amendment 3”), where the Company was permitted to increase the FastPay line of credit in an aggregate principal amount not to exceed $25,000; and

●	On January 23, 2022, the Company entered into a fourth amendment to the second amended and restated note issued March 24, 2020 (“Amendment 4”), where the maturity date on the note was extended to (i) December 31, 2023 from December 31, 2022 upon the consummation of the equity financing on February 15, 2022 (further details are provided below), or (ii) the date accelerated pursuant to certain terms of Amendment 4.

Collectively, the second amended and restated note and Amendment 1, Amendment 2, Amendment 3 and Amendment 4 thereto are referred to as the “Senior Secured Note,” with all borrowings collateralized by substantially all assets of the Company.

After the date of Amendment 4, interest on the note will be payable, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the note. Interest on the Senior Secured Note will accrue for each calendar quarter on the outstanding principal amount of the note at an aggregate rate of 10.0% per annum, subject to adjustment in the event of default. Further, interest that was payable during fiscal years 2020 and 2021 and added to the principal amount under the note remains subject to the conversion election under Amendment 1.

Delayed Draw Term Note

As of March 31, 2022 and December 31, 2021, the Company’s outstanding obligation under its delayed draw term note with B. Riley is summarized as follows:

●	On March 24, 2020, the Company entered into a delayed draw term note (the “Delayed Draw Term Note”) with an interest rate of 15.0% per annum, pursuant to the second amended and restated note purchase agreement, in the aggregate principal amount of $12,000. The terms of the note provided that up to $8,000 in principal amount was due on March 31, 2021;

●	On March 24, 2020, the Company drew down $6,914 under the Delayed Draw Term Note, with interest payable in-kind in arrears on the last day of each fiscal quarter;

●	On October 23, 2020, pursuant to the terms of Amendment 1, the maturity date of the Delayed Draw Term Note was changed to March 31, 2022 (as further amended) from March 31, 2021. Amendment 1 also provided that the holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion of the Delayed Draw Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of the Company’s common stock at the price the Company last sold shares of the Company’s common stock;

●	On October 23, 2020, $3,367, including principal and accrued interest of the Delayed Draw Term Note, converted into shares of the Company’s Series K Preferred Stock, which shares were further converted into shares of the Company’s common stock;

●	On May 19, 2021, pursuant to Amendment 2, the interest rate on the Delayed Draw Term Note decreased to a rate of 10.0% per annum from a rate of 15.0% per annum;

●	On December 28, 2021, the Company drew down $5,086 under the Delayed Draw Term Note, and after payment of commitment and funding fees paid of $509, the Company received net proceeds of $4,578; and

●	On February 15, 2023, pursuant to Amendment 4, the maturity date on the Delayed Draw Term Note was extended to (i) December 31, 2022 from March 31, 2022 for $5,925 of principal due and (ii) December 31, 2023 from March 31, 2022 for $4,000 of principal due, subject to certain acceleration terms.

Amendment 4 also provided that interest will be payable, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) in kind quarterly in arrears on the last day of each fiscal quarter, and will accrue for each fiscal quarter on the principal amount outstanding under the note at an aggregate rate of 10.0% per annum, subject to adjustment in the event of default.

The following table summarizes the long-term debt:

	As of March 31, 2022			As of December 31, 2021
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Note, as amended, matures December 31, 2023	$62,691	$(1,584)	$61,107	$62,691	$(1,935)	$60,756
Delayed Draw Term Note, as amended, matures December 31, 2023	9,928	(259)	9,669	9,928	(567)	9,361
Total	$72,619	$(1,843)	$70,776	$72,619	$(2,502)	$70,117
Current portion			$5,847			$5,744
Long-term portion			64,929			64,373
Total			$70,776			$70,117

As of March 31, 2022 and December 31, 2021, the Company’s Delayed Draw Term Note, as amended, carrying value of $9,669 and $9,361, respectively, was as follows: (1) $5,847 and $5,744 for the first draw (including accrued interest and less unamortized discount and debt issuance costs of $78 and $180), respectively; and (2) $3,822 and $3,617 for the second draw (including accrued interest and less unamortized discount and debt issuance costs of $181 and $387), respectively. As of March 31, 2022, the effective interest rate of the Senior Secured Note, Delayed Draw Term Note first draw and second draw were 11.4%, 11.7% and 12.5%, respectively.

The following table summarizes principal maturities of long-term debt:

Years Ending December 31,
2022	$5,924
2023	66,695
$72,619

9.	Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of March 31, 2022 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 14,556 shares are outstanding.

Series H Preferred Stock

The Company recorded the issuance of 70,380 shares of the Company’s common stock upon conversion of 510 shares of the Company’s series H convertible preferred stock (the “Series H Preferred Stock”) during the three months ended March 31, 2022, as reflected on the condensed consolidated statements of stockholders’ deficiency.

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

The rights agreement pursuant to the Series L Preferred Stock was set to expire on May 3, 2022; however, the board of directors elected to extend the expiration date, which extension is evidenced by an amended and restated rights agreement, dated May 2, 2022, by and between the Company and the rights agent, and which extension is subject to ratification by the Company’s stockholders.

10.	Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

On February 15, 2022 and March 11, 2022, the Company raised gross proceeds of $34,498 pursuant to a firm commitment underwritten public offering of 4,181,603 shares of the Company’s common stock (on February 15, 2022 the Company issued 3,636,364 shares and on March 11, 2022 the Company issued 545,239 shares pursuant to the underwriter’s overallotment that was exercised on March 10, 2022), at a public offering price of $8.25 per share. The Company received net proceeds of $32,058, after deducting underwriting discounts and commissions and other offering costs payable by the Company. In additions, the Company directly incurred offering costs of $1,568 and recorded $30,490 upon the issuance of its common stock, as reflected on the condensed consolidated statement of stockholders’ deficiency.

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of March 31, 2022 are summarized as follows:

	Exercise Price	Expiration Date	Total Outstanding and Exercisable (Shares
Strome Warrants	$11.00	June 15, 2023	68,182
B. Riley Warrants	7.26	October 18, 2025	39,773
MDB Warrants	25.30	October 19, 2022	5,435
MDB Warrants	55.00	October 19, 2022	2,728
Total			116,118

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of March 31, 2022 was $142, based on a fair market value of the Company’s common stock of $10.83 per share on March 31, 2022.

11.	Compensation Plans

The Company provides stock-based compensation in the form of (a) restricted stock awards to certain employees (referred to as the “Restricted Stock Awards”), (b) stock option grants to employees, directors and consultants under the 2016 Plan (as described below), (c) stock option awards, restricted stock awards, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants under the 2019 Plan (as described below), (d) stock option awards outside of the 2016 Plan and 2019 Plan to certain officers, directors and employees (referred to as the “Outside Options”), (e) common stock warrants to the Company’s publisher partners (referred to as the “Publisher Partner Warrants”), and (f) common stock warrants to ABG-SI, LLC (referred to as the “ABG Warrants”).

Stock-based compensation and equity-based expense charged to operations or capitalized during the three months ended March 31, 2022 and 2021 are summarized as follows:

	Restricted Stock Awards	2016 Plan	2019 Plan	Outside Options	ABG Warrants	Totals
During the Three Months Ended March 31, 2022
Cost of revenue	$430	$14	$1,714	$-	$-	$2,158
Selling and marketing	-	9	591	-	-	600
General and administrative	-	48	3,941	105	515	4,609
Total costs charged to operations	430	71	6,246	105	515	7,367
Capitalized platform development	-	5	682	-	-	687
Total stock-based compensation	$430	$76	$6,928	$105	$515	$8,054

During the Three Months Ended March 31, 2021
Cost of revenue	$24	$127	$1,290	$2	$-	$1,443
Selling and marketing	-	5	972	75	-	1,052
General and administrative	3	117	2,128	-	356	2,604
Total costs charged to operations	27	249	4,390	77	356	5,099
Capitalized platform development	5	3	299	2	-	309
Total stock-based compensation	$32	$252	$4,689	$79	$356	$5,408

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2022 was as follows:

	Restricted
	Stock	2016	2019	Outside	ABG
	Awards	Plan	Plan	Options	Warrants	Totals
Unrecognized compensation cost	$1,925	$-	$44,563	$-	$1,988	$48,476
Expected weighted-average period expected to be recognized (in years)	1.18	-	1.84	-	1.57	1.81

Stock Option Repricing

On March 18, 2022, the Company approved a repricing of certain outstanding stock options (the “Stock Option Repricing”) granted under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”) that had an exercise price above $8.82 per share, including certain outstanding stock options held by senior management of the Company. The Stock Option Repricing also included certain outstanding stock options granted outside of the 2016 Plan and 2019 Plan, which repricing is still subject to stockholder approval. As a result of the Stock Option Repricing, the exercise prices were set to $8.82 per share, which was the closing sale price of the Company’s common stock as listed on the NYSE American exchange on March 18, 2022. Except for the repricing of the stock options under the 2019 Plan, all terms and conditions of each stock option remains in full force and effect. For the repricing of the stock options under the 2019 Plan, the Company (i) modified the exercise price; (ii) will allow cashless exercise as a method of paying the exercise price, and (iii) will waive a lock-up provision in the stock option agreements. All other term and conditions of each of the stock options under the 2019 Plan remains in full force and effect.

The Stock Option Repricing of approximately 4,343,017 stock option grants (for 340 employees) that were issued to employees of the Company, including senior management, resulted in incremental cost of $6,061, of which $143 was recognized at the time of the Stock Option Repricing for the fully vested awards and included in our condensed consolidated statement of operations, and $5,918 will recognized over the remaining vesting term of the original award at the repricing date.

12.	Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended March 31,
	2022	2021
Revenue by category:
Digital revenue
Digital advertising	$21,646	$9,540
Digital subscriptions	6,461	7,085
Other revenue	3,465	746
Total digital revenue	31,572	17,371
Print revenue
Print advertising	1,368	1,533
Print subscriptions	15,303	14,711
Total print revenue	16,671	16,244
Total	$48,243	$33,615
Revenue by geographical market:
United States	$47,321	$32,528
Other	922	1,087
Total	$48,243	$33,615
Revenue by timing of recognition:
At point in time	$41,782	$26,530
Over time	6,461	7,085
Total	$48,243	$33,615

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

The following table provides information about contract balances:

	As of
	March 31, 2022	December 31, 2021
Unearned revenue (short-term contract liabilities):
Digital revenue	$12,815	$14,693
Print revenue	35,704	39,337
	$48,519	$54,030
Unearned revenue (long-term contract liabilities):
Digital revenue	$1,321	$1,446
Print revenue	11,041	13,831
	$12,362	$15,277

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

The provision effective tax rate for the three months ended March 31, 2022 and 2021 was 0.1% and 0.0%, respectively. The deferred income taxes for the three months ended March 31, 2022 was primarily due to discrete items.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of March 31, 2022 and 2021.

14.	Related Party

For the three months ended March 31, 2022, the Company had certain transactions with B. Riley, a principal stockholder, where it paid fees associated with the common stock public offering totaling $2,440.

For the three months ended March 31, 2022 and 2021, the Company paid in cash or accrued interest that was added to the principal on the Senior Secured Note and Delayed Draw Term Note due to B. Riley, a principal stockholder, of $1,815 (paid in cash) and $1,852 (accrued interest that was added to the principal), respectively.

Service and Consulting Contracts

For the three months ended March 31, 2022 and 2021, the Company paid James C. Heckman, its former Chief Executive Officer, consulting fees of $165 and $52, respectively, in connection with a consulting agreement, as amended from time to time. For the three months ended March 31, 2022, the Company paid an entity affiliated with Mr. Heckman, Roundtable Media, L.L.C., a net revenue share amount of $82 in connection with a partner agreement.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, Inc., including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 16,802 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month (see Note 5).

15.	Commitments and Contingencies

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

16.	Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Compensation Plans

From April 1, 2022 through the date these condensed consolidated financial statements were issued, the Company granted common stock options, restricted stock units and restricted stock awards totaling 252,525, all of which remain outstanding.

Acquisition of Athlon Holdings, Inc.

On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc. (“Athlon”) for a purchase price of $18,100, comprised of (i) a cash portion of $15,100, with $11,800 paid at closing (including cash acquired of $1,800) and $3,200 to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,000 (the fair market value of the common stock issuance was determined based on the average closing price of the Company’s common stock for the 10 trading days preceding the April 1, 2022 closing date), subject to a customary working capital adjustment based on current assets less current liabilities as of the closing date. Certain of Athlon’s key employees entered into either advisory agreements or employment agreements with the Company.

The amount to be paid post-closing of $3,200 will be paid as follows: (i) $3,000 will be paid on the nine-month anniversary of the closing date, or January 1, 2023, and (ii) $245 will be paid within two business days from the date the Company receives proceeds from the sale of all or a portion of the equity interest in Just Like Falling Off a Bike, LLC that was held by Athlon as of the closing date (this amount was paid on April 4, 2022).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Form 10-K filed with the SEC on April 1, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We operate a best-in-class technology platform empowering premium publishers who impact, inform, educate and entertain. We operate the print and digital business at SI.com for Sports Illustrated (“Sports Illustrated”), own and operate TheStreet, Inc. (the “TheStreet”), own and operate more than 40 brands with our HubPages, Inc. (“HubPages”) business; own and operate Athlon Holdings, Inc. (“Parade”), which includes titles such as Parade, Spry, and Relish, and the brands Athlon Sports and Athlon Outdoors with more than 25 special interest titles including Harris’ Farmer’s Almanac and Mopar Action, and we power more than 200 independent brands. Our proprietary technology platform (the “Platform”) provides digital publishing, distribution, data, marketing and monetization capabilities for the Sports Illustrated and TheStreet businesses as well as a subset of independent, professionally managed, online media publishers (each a “Publisher Partner”).

Of the more than 200 Publisher Partners, a large majority of them publish content within one of our three verticals of sports, finance or lifestyle, and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings and engages the collective audiences within a single network. Our lifestyle vertical will also see significant benefits with the acquisition of Parade and as we apply our existing technology to this new acquisition. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities.

Liquidity and Capital Resources

Cash and Working Capital Facility

As of March 31, 2022, our principal sources of liquidity consisted of cash of $22,480. In addition, as of March 31, 2022, we had the use of additional proceeds from our working capital facility with FPP Finance LLC (“FastPay”) in the amount of $15,709, subject to eligible accounts receivable. As of March 31, 2022, the outstanding balance of the FastPay working capital facility was $9,291. We also had accounts receivable, net of our advances from FastPay of $10,707 as of March 31, 2022. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $13,179.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 3, 6 and 8 in our accompanying condensed consolidated financial statements for amounts outstanding as of March 31, 2022, related to leases, liquidated damages and long-term debt. There have been no material changes from the disclosures in our Form 10-K.

Contingent Liability

Finally, we may have a contingent liability arising out of possible violations of the Securities Act in connection with an investor presentation, which we furnished as Exhibit 99.2 to our Current Report on Form 8-K and Current Report on Form 8-K/A filed on January 31, 2022 and February 1, 2022, respectively. Specifically, the furnishing of the investor presentation publicly may have constituted an “offer to sell” as described in Section 5(b)(1) of the Securities Act and the investor presentation may be deemed to be a prospectus that does not meet the requirements of Section 10 of the Securities Act, resulting in a potential violation of Section 5(b)(1) of the Securities Act. Any liability would depend upon the number of shares purchased by investors who reviewed and relied upon such investor presentation that may have constituted a potential violation of Section 5 of the Securities Act. If a claim were brought by any such ‘recipients’ of such investor presentation and a court were to conclude that the public disclosure of such investor presentation constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the investors who reviewed such investor presentation at the original purchase price, plus statutory interest. We could also incur considerable expense in contesting any such claims. As of the date of the filing of this Quarterly Report, no legal proceedings or claims have been made or threatened by any investors in our offering. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding, which funding may not be available on favorable terms, if at all.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of March 31, 2022 and December 31, 2021 was as follows:

	As of
	March 31, 2022	December 31, 2021
Current assets	$80,392	$77,671
Current liabilities	(96,442)	(116,413)
Working capital deficit	(16,050)	(38,742)

As of March 31, 2022, we had a working capital deficit of $16,050, as compared to $38,742 as of December 31, 2021, consisting of $80,392 total current assets and $96,442 total current liabilities. As of December 31, 2021, our working capital deficit consisted of $77,671 in total current assets and $116,413 in total current liabilities.

Our cash flows during the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(13,311)	$(1,511)
Net cash used in investing activities	(1,653)	(966)
Net cash provided by (used in) financing activities	28,095	(2,032)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$13,131	$(4,509)
Cash, cash equivalents, and restricted cash, end of period	$22,982	$5,026

For the three months ended March 31, 2022, net cash used in operating activities was $13,311, consisting primarily of $58,227 of cash paid (i) to employees, Publisher Partners, expert contributors, suppliers, and vendors, and (ii) for revenue share arrangements, advance of royalty fees and professional services; and (iii) $2,160 of cash paid for interest, offset by $47,076 of cash received from customers (including payments received in advance of performance obligations). For the three months ended March 31, 2021, net cash used in operating activities was $1,511, consisting primarily of $39,210 cash paid (i) to employees, Publisher Partners, suppliers, and vendors, (ii) for revenue share arrangements, advance of royalty fees and professional services; and (iii) $260 of cash paid for interest offset by $37,959 of cash received from customers (including payments received in advance of performance obligations).

For the three months ended March 31, 2022, net cash used in investing activities was $1,653, consisting primarily of $1,582 for capitalized costs for our Platform and $71 for property and equipment. For the three months ended March 31, 2021, net cash used in investing activities was $966 consisting primarily of $868 for capitalized costs for our Platform and $98 for property and equipment.

For the three months ended March 31, 2022, net cash provided by financing activities was $28,095, consisting primarily of $32,058 (excludes accrued offering costs of $1,568) in net proceeds from the public offering of common stock less (i) $2,697 from repayments of our FastPay line of credit; (ii) $710 related to payments of restricted stock liabilities; and (iii) $556 for tax payments relating to the withholding of shares of common stock for certain employees. For the three months ended March 31, 2021, net cash used in financing activities was $2,032 consisting primarily of $1,752 from repayments of our FastPay line of credit and $280 in payments of restricted stock liabilities.

Results of Operations

Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$48,243	$33,615	$14,628	43.5%
Cost of revenue	28,497	28,208	289	1.0%
Gross profit	19,746	5,407	14,339	265.2%
Operating expenses
Selling and marketing	17,216	17,529	(313)	-1.8%
General and administrative	13,514	5,638	7,876	139.7%
Depreciation and amortization	4,202	3,963	239	6.0%
Loss of impairment of assets	257	-	257	100.0%
Total operating expenses	35,189	27,130	8,059	29.7%
Loss from operations	(15,443)	(21,723)	6,280	-28.9%
Total other expenses	(2,992)	(3,740)	748	-20.0%
Loss before income taxes	(18,435)	(25,463)	7,028	-27.6%
Income taxes	(14)	-	(14)	100.0%
Net loss	$(18,449)	$(25,463)	$7,014	-27.5%
Basic and diluted net loss per common share	$(1.20)	$(2.44)	$1.24	-50.8%
Weighted average number of common shares outstanding – basic and diluted	15,381,306	10,456,052	4,925,254	47.1%

For the three months ended March 31, 2022, the net loss was $18,449, as compared to $25,463 for the three months ended March 31, 2021, which represents an improvement of $7,014. The primary driver for the improvement in net loss is due to an $14,628 increase in revenue, which was partially offset by an increase in operating expenses of $8,059 during the three months ended March 31, 2022. The increase in revenues was attributable to management’s decision to make a strategic shift to focus on premium content providers and reduced reliance on Partner Publisher guarantees in September 2020 as well as the addition of the results of The Spun, which was acquired in June 2021.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$48,243	$33,615	$14,628	43.5%
Cost of revenue	28,497	28,208	289	1.0%
Gross profit	$19,746	$5,407	$14,339	265.2%

For the three months ended March 31, 2022 we had gross profit of $19,746, as compared to $5,407 for the three months ended March 31, 2021, an improvement of $14,339. Gross profit percentage for the three months ended March 31, 2022 was 40.9%, as compared to 16.1% for the three months ended March 31, 2021.

The improvement in gross profit percentage was driven by our strategic shift to eliminate most Publisher Partner guarantees near the end of fiscal 2020. As a result, Publisher Partner revenue share as a percentage of digital advertising revenue was 23.3% for the three months ended March 31, 2022, as compared to 55.0% for the three months ended March 31, 2021. In addition, we continue to experience high contributions from our digital advertising.

The following table sets forth revenue by category:

	Three Months Ended March 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Digital revenue
Digital advertising	$21,646	$9,540	$12,106	126.9%
Digital subscriptions	6,461	7,085	(624)	-8.8%
Other revenue	3,465	746	2,719	364.5%
Total digital revenue	31,572	17,371	14,201	81.8%
Print revenue
Print advertising	1,368	1,533	(165)	-10.8%
Print subscriptions	15,303	14,711	592	4.0%
Total print revenue	16,671	16,244	427	2.6%
Total revenue	$48,243	$33,615	$14,628	43.5%

For the three months ended March 31, 2022, total revenue increased $14,628 to $48,243 from $33,615 for the three months ended March 31, 2021. The primary sources of revenue for the three months ended March 31, 2022 were as follows: (i) digital advertising of $21,646, (ii) digital subscriptions of $6,461, (iii) other digital revenue of $3,465, (iv) print advertising of $1,368 and (iv) print subscriptions of $15,303.

The primary driver of the increase in our total revenue is derived from our digital advertising revenue which increased by $12,106. The main drivers of the increase in digital advertising revenue include an additional $6,018 of revenue generated as a result of The Spun business, which was acquired during the second quarter of 2021, $4,073 from Sports Illustrated due to an increase in advertising sponsorships, $759 generated from TheStreet; and $1,256 generated from other business. Our other digital revenue, primarily consisting of licensing and e-commerce revenue, increased by $2,719 due to additional revenue for certain licensing agreements related to, SI Swim and other Sports Illustrated media businesses.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended March 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Publisher Partner revenue share payments	$5,042	$5,250	$(208)	-4.0%
Hosting, bandwidth, and software licensing fees	481	601	(120)	-20.0%
Fees paid for data analytics and to other outside services providers	1,380	667	713	106.9%
Royalty fees	3,750	3,750	-	0.0%
Content and editorial expenses	9,744	9,636	108	1.1%
Printing, distribution and fulfillment costs	2,747	3,498	(751)	-21.5%
Amortization of developed technology and platform development	2,311	2,167	144	6.6%
Stock-based compensation	2,157	1,444	713	49.4%
Other cost of revenue	885	1,195	(310)	-25.9%
Total cost of revenue	$28,497	$28,208	$289	1.0%

For the three months ended March 31, 2022, we recognized cost of revenue of $28,497, as compared to $28,208 for the three months ended March 31, 2021, which represents an increase of $289. Cost of revenue for the first quarter of 2022, was impacted by increases in (i) stock-based compensation of $713, and (ii) fees paid for data analytics and outside service providers of $713, partially offset by decreases in (iii) printing, distribution, and fulfillment costs of $751, and (iv) other costs of revenue related to SI Swim of $310.

Operating Expenses

The following table sets forth operating expenses:

	Three Months Ended March 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Selling and marketing	$17,216	$17,529	$(313)	-1.8%
General and administrative	13,514	5,638	7,876	139.7%
Depreciation and amortization	4,202	3,963	239	6.0%
Loss on impairment of assets	257	-	257	100.0%
Total operating expenses	$35,189	$27,130	$8,059	29.7%

Operating expenses for the three months ended March 31, 2022 increased by $8,059 to $35,189 from $27,130 for the three months ended March 31, 2021.

Selling and Marketing. For the three months ended March 31, 2022, we incurred selling and marketing costs of $17,216, as compared to $17,529 for the three months ended March 31, 2021. The decrease in selling and marketing costs of $313 is primarily related to a $2,205 decrease in payroll of selling and marketing account management support teams due to a reclass to general and administrative expense offset by an increase in circulation costs of $1,893. The increase in circulation costs reflects the effects of acquisition accounting where agency fees were excluded from subscribers that existed upon acquisition, and benefited the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2022.

General and Administrative. For the three months ended March 31, 2022, we incurred general and administrative costs of $13,514 as compared to $5,638 for the three months ended March 31, 2021. The $7,876 increase in general and administrative expenses is primarily due to an increase in payroll, along with the related benefits and stock-based compensation, of $7,382 and other general corporate expenses of $390.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended March 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Change in valuation of warrant derivative liabilities	$-	$(665)	$665	-100.0%
Interest expense	(2,820)	(2,820)	-	0.0%
Liquidated damages	(172)	(255)	83	-32.5%
Total other expenses	$(2,992)	$(3,740)	$748	-20.0%

Change in Valuation of Warrant Derivative Liabilities. The change in valuation of warrant derivative liabilities for the three months ended March 31, 2022 was the result of the decrease in the fair value of the warrant derivative liabilities as of March 31, 2022, as compared to the change in the valuation for the three months ended March 31, 2021. The change in the valuation is not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock.

Interest Expense. We incurred interest expense of $2,820 for the three months ended March 31, 2022 and 2021.

Liquidated Damages. We recorded $172 accrued interest as liquidated damages, during the three months ended March 31, 2022 primarily from the issuance of our convertible debentures, Series H convertible preferred Stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock since we determined that: (i) the registration statements registering for resale the shares of our common stock issuable upon conversion of such securities would not be declared effective within the requisite time frame; and (ii) that we would not be able to become current in our periodic filing obligations with the SEC in order to satisfy the public information requirements under the applicable securities purchase agreements. We recorded liquidated damages, including the accrued interest thereon, of $255 in for the three months ended March 31, 2021 primarily from issuance of the same securities as outlined above based upon the reasons set forth above.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss, adjusted for (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in derivative valuations, (vi) liquidated damages, (vii) loss on impairment of assets, (viii) professional and vendor fees, and (ix) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations is that Adjusted EBITDA:

●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income taxes, which is a noncash expense;

●	does not reflect the change in derivative valuations and, although this is a noncash expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and
●	does not reflect payments related to employee restructuring changes for our former Chief Executive Officer.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,449)	$(25,463)
Add:
Interest expense (1)	2,820	2,820
Deferred income taxes	14	-
Depreciation and amortization (2)	6,513	6,130
Stock-based compensation (3)	7,367	5,099
Change in derivative valuations	-	665
Liquidated damages (4)	172	255
Loss on impairment of assets (5)	257	-
Professional and vendor fees (6)	-	1,719
Employee restructuring payments (7)	174	61
Adjusted EBITDA	$(1,132)	$(8,714)

(1)	Represents interest expense of $2,820 and $2,820, for the three months ended March 31, 2022 and 2021, respectively. Interest expense is related to our capital structure. Interest expense varies over time due to a variety of financing transactions. Interest expense includes $660 and $694 for amortization of debt discounts for the three months ended March 31, 2022 and 2021, respectively, which are a noncash item and presented in our condensed consolidated statements of cash flows. Investors should note that interest expense will recur in future periods.
(2)	Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of $2,311 and $2,167 and depreciation and amortization included within operating expenses of $4,202 and $3,963 for the three months ended March 31, 2022 and 2021, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Represents noncash costs arising from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

(4)	Represents damages (or interest expense related to accrued liquidated damages) we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(5)	Represents our impairment of certain assets that no longer are useful.
(6)	Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers, and other vendors related to the preparation of periodic reports in order for us to become current in our reporting obligations (“Delinquent Reporting Obligations Services”). With respect to the Delinquent Reporting Obligations Services, we incurred professional and vendor fees in the first quarter of 2021 related to the preparation of our annual reports for fiscal years 2018 and 2019 (which contained the financial information for the quarterly periods during fiscal 2019), and our quarterly reports fiscal 2020. The amount of fees incurred in connection with the Delinquent Reporting Obligations Services is adjusted based on our best estimate of the amount we expect we would ordinarily incur to meet our reporting obligations pursuant to the Exchange Act.
(7)	Represents severance payments to our former Chief Executive Officer for the three months ended March 31, 2022 and 2021.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of such date in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth certain unregistered sales of our equity securities during the three months ended March 31, 2021 through the date of filing this Quarterly Report that have not been previously disclosed:

On March 7, 2022, we issued 88,188 shares of common stock to Mr. Ross Levinsohn in connection with the vesting of outstanding restricted stock units. The per share fair value on the issuance date was $8.36. In connection with the issuance, we withheld an additional 67,023 shares of common stock for taxes due which were withhold at a per share fair value of $8.28. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 22, 2022, we issued 34,500 shares of our common stock upon the conversion of 250 shares of Series H Convertible Preferred Stock. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder as transactions not involving a public offering.

On March 23, 2022, we issued 16,760 shares of our common stock pursuant to the asset purchase agreement, dated March 9, 2020, by and between us and Petametrics Inc., doing business as LiftIgniter. The per share fair value on the issuance date was $9.51. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

On March 22, 2022, we issued 34,500 shares of our common stock upon the conversion of 250 shares of Series H Convertible Preferred Stock. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder as transactions not involving a public offering.

On March 25, 2022, we issued 1,380 shares of our common stock upon the conversion of 10 shares of Series H Convertible Preferred Stock. The issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Regulation D promulgated thereunder as transactions not involving a public offering.

On April 1, 2022, we issued 314,103 shares of our common stock pursuant to the stock purchase agreement, dated April 1, 2022, by and between us and Athlon Holdings, Inc. The number of shares issued was based on the average closing price of our common stock on the 10 trading days preceding April 1, 2022, the closing date. The per share fair value on the issuance date was $10.00. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 20, 2022, and which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 26, 2022.

3.2	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, and which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on January 26, 2022.

3.3	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, and which was filed as Exhibit 3.9 to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-262111) filed on February 9, 2022.

10.1	Bonus Letter, dated October 6, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2022.

10.2	Amendment No. 1 to Second Amended and Restated executive Employment Agreement, dated December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.

10.3	Form of Stock Purchase Agreement, dated January 24, 2022, by and between the Company and several stockholders, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.

10.4	Amendment No. 4 to Second Amended and Restated Note Purchase Agreement, dated as of January 23, 2022, by and among the Company, Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, College Spun Media Incorporated, and BRF Finance Co., LLC as Agent and Purchaser, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 28, 2022.

10.5	Form of Amendment to Options Agreements by and between the Company and Douglas Smith, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2022.

10.5	Underwriting Agreement, dated February 10, 2022, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters, which was filed as Exhibit 1.1 to our Current Report on Form 8-K filed on February 11, 2022.

10.6	Amended and Restated Rights Agreement, dated May 2, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 3, 2022.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Arena Group Holdings, Inc.

Date: May 4, 2022	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ SPIROS CHRISTOFORATOS
Spiros Christoforatos
Chief Accounting Officer
(Principal Accounting Officer)

