Form 10-Q
period 2022-06-30
Arena Group Holdings, Inc.
filed 2022-08-09
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the Registrant had 17,844,379 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report except as may be required by law.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$14,839	$9,349
Restricted cash	502	502
Accounts receivable, net	34,450	21,660
Subscription acquisition costs, current portion	28,603	30,162
Royalty fees	3,750	11,250
Prepayments and other current assets	4,863	4,748
Total current assets	87,007	77,671
Property and equipment, net	832	636
Operating lease right-of-use assets	455	528
Platform development, net	10,240	9,299
Subscription acquisition costs, net of current portion	7,651	8,235
Acquired and other intangible assets, net	56,221	57,356
Other long-term assets	626	639
Goodwill	23,416	19,619
Total assets	$186,448	$173,983
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$19,733	$11,982
Accrued expenses and other	18,579	24,011
Line of credit	7,808	11,988
Unearned revenue	60,907	54,030
Subscription refund liability	2,394	3,087
Operating lease liabilities	400	374
Liquidated damages payable	5,497	5,197
Current portion of long-term debt	5,873	5,744
Total current liabilities	121,191	116,413
Unearned revenue, net of current portion	12,591	15,277
Operating lease liabilities, net of current portion	579	785
Liquidating damages payable, net of current portion	-	7,008
Other long-term liabilities	7,108	7,556
Deferred tax liabilities	389	362
Long-term debt	65,179	64,373
Total liabilities	207,037	211,774
Commitments and contingencies (Note 16)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at June 30, 2022 and December 31, 2021	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $14,556 and $15,066; Series H shares issued and outstanding: 14,556 and 15,066; common shares issuable upon conversion: 2,008,728 and 2,075,200 at June 30, 2022 and December 31, 2021, respectively	13,207	13,718
Total mezzanine equity	13,375	13,886
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 17,827,526 and 12,632,947 shares at June 30, 2022 and December 31, 2021, respectively	178	126
Common stock to be issued	-	-
Additional paid-in capital	258,727	200,410
Accumulated deficit	(292,869)	(252,213)
Total stockholders’ deficiency	(33,964)	(51,677)
Total liabilities, mezzanine equity and stockholders’ deficiency	$186,448	$173,983

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands, except share data)
Revenue	$65,075	$34,746	$113,318	$68,361
Cost of revenue (includes amortization of developed technology and platform development for three months ended 2022 and 2021 of $2,375 and $2,157, respectively and for the six months ended 2022 and 2021 of $4,686 and $4,324, respectively)	46,729	25,307	75,226	51,049
Gross profit	18,346	9,439	38,092	17,312
Operating expenses
Selling and marketing	19,307	16,202	36,523	31,340
General and administrative	15,964	12,535	29,478	23,030
Depreciation and amortization	4,444	3,964	8,646	7,927
Loss on impairment of assets	-	-	257	-
Total operating expenses	39,715	32,701	74,904	62,297
Loss from operations	(21,369)	(23,262)	(36,812)	(44,985)
Other (expense) income
Change in valuation of warrant derivative liabilities	-	360	-	(305)
Interest expense, net	(2,506)	(2,363)	(5,326)	(5,183)
Liquidated damages	(128)	(1,109)	(300)	(1,364)
Gain upon debt extinguishment	-	5,717	-	5,717
Total other (expense) income	(2,634)	2,605	(5,626)	(1,135)
Loss before income taxes	(24,003)	(20,657)	(42,438)	(46,120)
Income taxes	1,796	-	1,782	-
Net loss	$(22,207)	$(20,657)	$(40,656)	$(46,120)
Basic and diluted net loss per common share	$(1.22)	$(1.88)	$(2.41)	$(4.30)
Weighted average number of common shares outstanding – basic and diluted	18,258,890	11,012,866	16,847,920	10,737,555

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

Six Months Ended June 30, 2022

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2022	12,632,947	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of series H preferred stock	70,380	1	-	-	510	-	511
Issuance of common stock for restricted stock units in connection with an acquisition	16,760	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,671	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock for restricted stock units	155,211	2	-	-	(2)	-	-
Common stock withheld for taxes upon issuance of underlying shares for restricted stock units	(67,023)	(1)	-	-	(555)	-	(556)
Repurchase restricted stock classified as liabilities	(8,064)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Stock-based compensation	-	-	-	-	8,054	-	8,054
Net loss	-	-	-	-	-	(18,449)	(18,449)
Balance at March 31, 2022	17,502,102	175	49,134	-	246,052	(270,662)	(24,435)
Issuance of common stock in connection with the acquisition of Athlon	314,103	3	-	-	3,138	-	3,141
Issuance of common stock for restricted stock units	21,600	-	-	-	-	-	-
Repurchase of restricted stock classified as liabilities	(18,150)	-	-	-	-	-	-
Issuance of common stock in connection with Say Media merger	7,851	-	(7,851)	-	-	-	-
Issuance of common stock upon cashless exercise of stock option	20	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	9,537	-	9,537
Net loss	-	-	-	-	-	(22,207)	(22,207)
Balance at June 30, 2022	17,827,526	$178	41,283	$-	$258,727	$(292,869)	$(33,964)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Six Months Ended June 30, 2021

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2021	10,412,963	$104	49,134	$-	$141,856	$(162,273)	$(20,313)
Issuance of restricted stock awards to the board of directors	36,599	-	-	-	-	-	-
Repurchase restricted stock classified as liabilities	(6,049)	-	-	-	-	-	-
Issuance of common stock for restricted stock units in connection with an acquisition	11,667	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,205	-	-	-	125	-	125
Stock-based compensation	-	-	-	-	5,408	-	5,408
Net loss	-	-	-	-	-	(25,463)	(25,463)
Balance at March 31, 2021	10,469,385	$104	49,134	-	$147,389	$(187,736)	$(40,243)
Issuance of restricted stock in connection with the acquisition of The Spun	194,806	2	-	-	(2)	-	-
Issuance of restricted stock awards to the board of directors	3,735	-	-	-	-	-	-
Cashless exercise of common stock	3,859	-	-	-	-	-	-
Common stock withheld for taxes	(2,226)	-	-	-	(41)	-	(41)
Repurchase of restricted stock classified as liabilities	(6,049)	-	-	-	-	-	-
Issuance of common stock in connection with private placement	1,299,027	13	-	-	19,825	-	19,838
Stock-based compensation	-	-	-	-	8,666	-	8,666
Net loss	-	-	-	-	-	(20,657)	(20,657)
Balance June 30, 2021	11,962,537	$119	49,134	$-	$175,837	$(208,393)	$(32,437)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Cash flows from operating activities
Net loss	$(40,656)	$(46,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	245	220
Amortization of platform development and intangible assets	13,087	12,031
Gain upon debt extinguishment	-	(5,717)
Amortization of debt discounts	934	1,001
Loss on impairments of assets	257	-
Change in valuation of warrant derivative liabilities	-	305
Noncash and accrued interest	69	3,632
Liquidated damages	300	1,364
Stock-based compensation	16,466	13,215
Deferred income taxes	(1,782)	-
Other	469	(759)
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	5	4,375
Subscription acquisition costs	2,143	(13,784)
Royalty fees	7,500	7,500
Prepayments and other current assets	264	(4,060)
Other long-term assets	13	(121)
Accounts payable	335	4
Accrued expenses and other	(7,131)	1,714
Unearned revenue	945	14,934
Subscription refund liability	(693)	737
Operating lease liabilities	(107)	(404)
Other long-term liabilities	(128)	-
Net cash used in operating activities	(7,465)	(9,933)
Cash flows from investing activities
Purchases of property and equipment	(379)	(182)
Capitalized platform development	(2,784)	(1,971)
Proceeds from sale of equity investment	2,450	-
Payments for acquisition of business, net of cash acquired	(9,481)	(7,057)
Net cash used in investing activities	(10,194)	(9,210)
Cash flows from financing activities
Borrowings (repayments) under line of credit	(4,180)	(2,249)
Proceeds from common stock public offering, net of offering costs	32,058	-
Payments of issuance costs from common stock public offering	(1,568)	-
Payment of The Spun deferred cash payment	(453)	-
Proceeds from common stock private placement	-	20,005
Payments of issuance costs from common stock private placement	-	(167)
Payment for taxes related to repurchase of restricted common stock	(556)	(41)
Payment of restricted stock liabilities	(2,152)	(716)
Net cash provided by financing activities	23,149	16,832
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,490	(2,311)
Cash, cash equivalents, and restricted cash – beginning of period	9,851	9,535
Cash, cash equivalents, and restricted cash – end of period	$15,341	$7,224
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$14,839	$6,723
Restricted cash	502	501
Total cash, cash equivalents, and restricted cash	$15,341	$7,224
Supplemental disclosure of cash flow information
Cash paid for interest	$4,323	$289
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,125	$859
Issuance of common stock in connection with settlement of liquidated damages	7,008	-
Issuance of common stock in connection with professional services	-	125
Common stock issued in connection with acquisition of Athlon	3,141	-
Deferred cash payments in connection with acquisition of Athlon	1,889	-
Assumption of liabilities in connection with acquisition of Athlon	12,642	-
Deferred cash payments in connection with acquisition of The Spun	-	1,639
Assumption of liabilities in connection with acquisition of The Spun	-	2
Conversion of Series H convertible preferred stock into common stock	511	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in The Arena Group’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC as of April 1, 2022.

The condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The novel coronavirus (“COVID-19”) pandemic impacted the Company less during the second quarter of 2022 than it did in 2021. During the initial onset of COVID-19, the Company faced significant change in its advertisers’ buying behavior. Since May 2020, however, there has been a steady recovery in the advertising market in both pricing and volume. This coupled with the return of professional and college sports yielded steady growth in revenues. Given that the Sports Illustrated media business relies on sporting events to generate content and comprises a material portion of the Company’s revenues, the cash flows and results of operations are susceptible to a widespread cancellation of sporting events or a general limitation of societal activity akin to what is widely known to have occurred in the Unites States and elsewhere during the 2020 calendar year and, to a lesser extent, during the 2021 calendar year. Future widespread shutdowns of in-person economic activity could have a material impact on the Company’s business. As a result of the Company’s advertising revenue declining in early 2021 caused by the widespread cancellations of sporting events, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause an impact in the near term, depending on the actions taken to prevent the further spread of COVID-19.

The Company operates in one reportable segment.

Reverse Stock Split

The Company effected a 1-for-22 reverse stock split as of February 9, 2022. The condensed consolidated financial statements and the notes thereto give effect to such reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, stockholders’ deficiency reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split. Any fractional shares that would otherwise be issued as a result of the reverse stock split were rounded up to the nearest whole share.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted earnings per share computation for these instruments. On January 1, 2022, the Company adopted ASU 2020-06 with no material impact to its condensed consolidated financial position, results of operations or cash flows.

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

Loss per Common Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock, and warrants. All restricted stock awards are considered outstanding but are included in the computation of basic loss per common share only when the restrictions expire, the shares are no longer forfeitable, and are thus vested. Restricted stock units are included in the computation of basic loss per common share only when the restrictions expire, the shares are no longer forfeitable, and are thus vested. Contingently issuable shares are included in basic loss per common share only when there are no circumstances under which those shares would not be issued. Diluted loss per common share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method.

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

	As of June 30,
	2022	2021
Series G convertible preferred stock	8,582	8,582
Series H Preferred Stock	2,008,728	2,699,312
Restricted Stock Awards	97,402	202,003
Financing Warrants	116,118	131,003
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	16,174	35,889
Equity Plans	7,890,027	7,601,168
Outside Options	138,644	138,644
Total	11,280,897	11,821,823

Reclassifications

Certain prior quarter amounts have been reclassified to conform to current period presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2. Acquisitions

2022 Acquisitions

Athlon Holdings, Inc. – On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc., a Tennessee corporation (“Athlon”), for a preliminary purchase price of $17,115, as adjusted for the estimated working capital adjustment as of the closing date of the transaction. The purchase price is pending finalization of a working capital adjustment and deferred taxes and could be subject to further revision if additional information related to the fair value of the identifiable net assets become available. As a part of the closing consideration, the Company also acquired cash of $1,840, that was further adjusted post-closing for the working capital adjustment. The preliminary purchase price of $17,115, as discounted, is comprised of (i) a cash portion of $14,181, with $11,840 paid at closing and $2,341 estimated to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,141. The number of shares of the Company’s common stock issued was determined based on a $3,000 value using the common stock trading price for the 10 trading days preceding the April 1, 2022 closing date. Certain of Athlon’s key employees entered into either advisory agreements or employment agreements with the Company. Athlon operates in the United States.

The amount estimated to be paid post-closing of $2,341 will be paid as follows: (i) $2,096 will be paid on the nine-month anniversary of the closing date, or January 1, 2023 (consisting of $3,000 for the deferred cash payments, as discounted, less a $904 cash adjustment); and (ii) $245 will be paid within two business days from the date the Company receives proceeds from the sale of all or a portion of the equity interest in Just Like Falling Off a Bike, LLC that was held by Athlon as of the closing date (this was paid on April 7, 2022).

The composition of the preliminary purchase price is as follows:

Cash	$12,085
Common stock	3,141
Deferred cash payments, as discounted	1,889
Total purchase consideration	$17,115

The Company incurred $200 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition related expenses were recorded within general and administrative expense on the consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$2,604
Accounts receivable	13,033
Other current assets	379
Equity investment	2,450
Fixed assets	62
Advertiser relationships	6,630
Trade names	2,611
Goodwill	3,797
Accounts payable	(7,416)
Accrued expenses and other	(1,483)
Unearned revenue	(3,200)
Other long-term liabilities	(543)
Deferred tax liabilities	(1,809)
Net assets acquired	$17,115

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair values of the advertiser relationships were determined by projecting the acquired entity’s cash flows, deducting notional contributory asset charges on supporting assets (working capital, tangible assets, trade names, and the assembled workforce) to compute the excess cash flows associated with the advertiser relationships. The fair values of the trade names were determined by projecting revenue associated with each trade name and applying a royalty rate to compute the amount of the royalty payments the company is relieved from paying due to its ownership of the trade names. The estimated weighted average useful lives of the advertiser relationships are eight point seventy-five years (8.75 years) and trade names are fourteen point six years (14.60 years).

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill will be deductible for tax purposes.

2021 Acquisitions

College Spun Media Incorporated – On June 4, 2021, the Company acquired all of the issued and outstanding shares of capital stock of College Spun Media Incorporated, a New Jersey corporation (“The Spun”), for an aggregate of $11,830 in cash and the issuance of an aggregate of 194,806 restricted shares of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing date and the remaining one-half of the shares vesting on the second anniversary of the closing date, subject to a customary working capital adjustment based on cash and accounts receivable as of the closing date. The cash payment consists of: (i) $10,830 paid at closing (of the cash paid at closing, $830 represents adjusted cash pursuant to the working capital adjustments), and (ii) $500 to be paid on the first anniversary of the closing and $500 to be paid on the second anniversary date of the closing. The vesting of shares of the Company’s common stock is subject to the continued employment of certain selling employees. The Spun operates in the United States.

The composition of the purchase price is as follows:

Cash	$10,830
Deferred cash payments, as discounted	905
Total purchase consideration	$11,735

The Company incurred $128 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition related expenses were recorded in general and administrative expense in the condensed consolidated statements of operations.

After the June 30, 2021 condensed consolidated financial statements were issued, the Company received a final valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company estimated the fair values for the brand name of $5,175, along with a decrease for working capital accounts of $1,932 (consisting of adjusted amounts for cash, accounts receivable, accrued expenses and deferred tax liabilities) resulting in a corresponding decrease to goodwill of $3,977.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$3,214
Accounts receivable	1,772
Other current assets	5
Brand name	5,175
Goodwill	3,479
Accrued expenses and other	(85)
Deferred tax liabilities	(1,825)
Net assets acquired	$11,735

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the brand name was determined by projecting the acquired entity’s cash flows, deducting notional contributory asset charges on supporting assets (working capital and the assembled workforce) to compute the excess cash flows associated with the brand with a useful life of ten years (10.0 years).

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

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 was $1,862 and $1,578, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The current portion of the subscription acquisition costs as of June 30, 2022 and December 31, 2021 was $28,603 and $30,162, respectively. The noncurrent portion of the subscription acquisition costs as of June 30, 2022 and December 31, 2021 was $7,651 and $8,235, respectively. Subscription acquisition costs as of June 30, 2022 presented as current assets of $28,603 are expected to be amortized over a one year period, or through June 30, 2023 and $7,651 presented as long-term assets are expected to be amortized after the one year period ending June 30, 2023.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	June 30, 2022	December 31, 2021
Office equipment and computers	$1,724	$1,345
Furniture and fixtures	63	1
	1,787	1,346
Less accumulated depreciation and amortization	(955)	(710)
Net property and equipment	$832	$636

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $131 and $110, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $245 and $220, respectively. Depreciation and amortization expense is included in selling and marketing expenses and general and administrative expenses, as appropriate, on the condensed consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2022	December 31, 2021
Platform development	$18,339	$21,997
Less accumulated amortization	(8,099)	(12,698)
Net platform development	$10,240	$9,299

Amortization expense for the three months ended June 30, 2022 and 2021, was $1,413 and $1,060, respectively. Amortization expense for the six months ended June 30, 2022 and 2021, was $2,757 and $2,129, respectively.

A summary of platform development activity for the six months ended June 30, 2022 is as follows:

Platform development beginning of year	$21,997
Payroll-based costs capitalized during the period	2,784
Less dispositions	(7,356)
Total capitalized costs	17,425
Stock-based compensation	1,125
Impairments	(211)
Platform development end of period	$18,339

For the three and six months ended June 30, 2022, impairment charges of $0 and $211, respectively, have been record for platform development. No impairment charges have been recorded for the three and six months ended June 30, 2021.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2022			As of December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(13,167)	$4,166	$17,579	$(11,465)	$6,114
Trade name	5,939	(966)	4,973	3,328	(782)	2,546
Brand name	5,175	(556)	4,619	5,175	(298)	4,877
Subscriber relationships	73,459	(39,881)	33,578	73,459	(32,623)	40,836
Advertiser relationships	8,870	(879)	7,991	2,240	(570)	1,670
Database	2,397	(1,503)	894	2,397	(1,104)	1,293
Subtotal amortizable intangible assets	113,173	(56,952)	56,221	104,178	(46,842)	57,336
Website domain name	-	-	-	20	-	20
Total intangible assets	$113,173	$(56,952)	$56,221	$104,198	$(46,842)	$57,356

Amortization expense for the three months ended June 30, 2022 and 2021 was $5,275 and $4,951, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $10,330 and $9,902, respectively. For the three and six months ended June 30, 2022, impairment charges of $0 and $46, respectively, have been recorded for the intangible assets. No impairment charges have been recorded for the three and six months ended June 30, 2021.

4. Leases

The Company’s real estate lease for the use of office space was subleased during the year ended December 31, 2021 (as further described below). The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 2.26 years.

The table below presents supplemental information related to operating leases:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Operating lease costs during the period (1)	$453	$2,718
Cash payments included in the measurement of operating lease liabilities during the period	$234	$2,787
Weighted-average remaining lease term (in years) as of period-end	2.26	2.75
Weighted-average discount rate during the period	9.90%	9.90%

(1)	Operating lease costs is presented net of sublease income that is not material.

The Company generally utilizes its incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, including maintenance and utilities.

The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs:
Cost of revenue	$-	$630	$-	$1,261
Selling and marketing	-	181	-	362
General and administrative	328	148	562	297
Total operating lease costs (1)	328	959	562	1,920
Sublease income	(54)	-	(109)	-
	$274	$959	$453	$1,920

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the three and six months ended June 30, 2022 of $170 and $340, respectively, and month-to-month lease arrangements for the three and six months ended June 30, 2022 of $96 and $96, respectively.

Maturities of the operating lease liability as of June 30, 2022 are summarized as follows:

Years Ending December 31,
2022 (remaining six months of the year)	$238
2023	486
2024	373
Minimum lease payments	1,097
Less imputed interest	(118)
Present value of operating lease liability	$979
Current portion of operating lease liability	$400
Long-term portion of operating lease liability	579
Total operating lease liability	$979

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024. As of June 30, 2022, the Company is entitled to receive total sublease income of $567.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships (each membership provides a certain number of accounts that equate to the use of the space granted). The term of the agreement was for 27 months, with 18 months remaining at $57 per month for 110 accounts.

5. Line of Credit

On December 6, 2021, the Company entered into an amendment to its financing and security agreement for its line of credit with FPP Finance LLC (“FastPay”) that was originally entered into on February 27, 2020, pursuant to which (i) the maximum amount of advances available was increased to $25,000 from $15,000 (subject to eighty-five (85%) of eligible accounts receivable), (ii) the interest rate on the facility applicable margin was decreased to 6.0% per annum from 8.5% per annum (the facility bears interest at the LIBOR rate plus the applicable margin), and (iii) the maturity date was extended to February 28, 2024 from February 6, 2022. The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. As of June 30, 2022 and December 31, 2021, the balance outstanding under the FastPay line of credit was $7,808 and $11,988, respectively.

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

The following table presents the components of the restricted stock liabilities:

	As of
	June 30, 2022	December 31, 2021
Restricted stock liabilities (before imputed interest)	$2,307	$3,801
Less imputed interest	(155)	(177)
Present value of restricted stock liabilities	2,152	3,624
Less principal payments during the period	(2,152)	(1,472)
Restricted stock liabilities at end of period (reflected in accrued expenses and other)	$-	$2,152

The Company recorded the repurchase of 26,214 (8,064 during the three months ended June 30, 2022 and 18,150 during the six months ended June 30, 2022) and 6,049 shares of the Company’s restricted common stock during the six months ended June 30, 2022 and 2021, respectively, on the condensed consolidated statements of stockholders’ deficiency. Effective April 4, 2022, there are no longer any shares of the Company’s common stock subject to repurchase. During the six months ended June 30, 2022, the Company paid $2,307 in cash for the repurchase, including interest of $155.

7. Liquidated Damages Payable

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of June 30, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	625	494	1,737
Convertible debentures	-	704	237	941
Series J convertible preferred stock	932	932	412	2,276
Series K convertible preferred stock	95	379	54	528
Total	$1,660	$2,640	$1,197	$5,497

	As of December 31, 2021
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	1,164	1,172	792	3,128
Convertible debentures	-	873	242	1,115
Series I convertible preferred stock	1,386	1,386	613	3,385
Series J convertible preferred stock	1,560	1,560	490	3,610
Series K convertible preferred stock	180	722	50	952
Total	$4,305	$5,713	$2,187	$12,205

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of June 30, 2022, the short-term and long-term liquidated damages payable were $5,497 and $0, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of June 30, 2022 until paid. There is no scheduled date when the unpaid liquidated damages become due.

As of December 31, 2021, the short-term and long-term liquidated damages payable were $5,197 and $7,008, respectively. The long-term portion was converted into shares of the Company’s common stock on January 24, 2022, as further described below.

On January 24, 2022, the Company entered into several stock purchase agreements with several investors, where the Company was liable to for liquidated damages, pursuant to which the Company issued an aggregate of 505,671 shares of its common stock at a price equal to $13.86 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investors in lieu of an aggregate of $7,008 owed in liquidated damages. In connection with the stock purchase agreements, the Company filed a registration statement covering the resale of the 505,671 shares of the Company’s common stock. The Company recorded $6,685 in connection with the issuance of shares of the Company’s common stock and recognized a gain of $323 on the settlement of the liquidated damages, which was recorded within additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

8. Fair Value Measurements

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

The Company accounted for certain warrants (as described under the heading Common Stock Warrants in Note 10) as derivative liabilities, which required the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end. As of December 31, 2021, the Strome Warrants and B. Riley Warrants (as described in Note 11) were classified within equity.

For the three months ended June 30, 2021, the change in valuation of warrant derivative liabilities of $360 was recognized as other income on the condensed consolidated statement of operations. For the six months ended June 30, 2021, the change in valuation of warrant derivative liabilities of $305 was recognized as other expense on the condensed consolidated statement of operations.

9. Long-term Debt

Senior Secured Note

As of June 30, 2022 and December 31, 2021, the Company’s outstanding obligation under its senior secured note with BRF Finance Co., LLC, an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, is summarized as follows:

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

Delayed Draw Term Note

As of June 30, 2022 and December 31, 2021, the Company’s outstanding obligation under its delayed draw term note with B. Riley is summarized as follows:

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

The following table summarizes the long-term debt:

	As of June 30, 2022			As of December 31, 2021
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Note, as amended, matures December 31, 2023	$62,691	$(1,360)	$61,331	$62,691	$(1,935)	$60,756
Delayed Draw Term Note, as amended, matures December 31, 2023	9,928	(207)	9,721	9,928	(567)	9,361
Total	$72,619	$(1,567)	$71,052	$72,619	$(2,502)	$70,117
Carrying value
Current portion			$5,873			$5,744
Long-term portion			65,179			64,373
Total			$71,052			$70,117

As of June 30, 2022 and December 31, 2021, the Company’s Delayed Draw Term Note, as amended, carrying value of $9,721 and $9,361, respectively, was as follows: (1) $5,873 and $5,744 for the first draw (including accrued interest and less unamortized discount and debt issuance costs of $52 and $180), respectively; and (2) $3,848 and $3,617 for the second draw (including accrued interest and less unamortized discount and debt issuance costs of $155 and $387), respectively. As of June 30, 2022, the effective interest of the Senior Secured Note, Delayed Draw Term Note first draw and second draw was 11.4%, 11.7% and 12.5%, respectively.

The following table summarizes principal maturities of long-term debt:

Years Ending December 31,
2022	$5,924
2023	66,695
$72,619

10. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, which as of June 30, 2022 has been designated and issued as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 14,556 shares are outstanding.

Series H Preferred Stock

The Company recorded the issuance of 70,380 shares of the Company’s common stock upon conversion of 510 shares of the Company’s series H convertible preferred stock (the “Series H Preferred Stock”) during the six months ended June 30, 2022, as reflected on the condensed consolidated statements of stockholders’ deficiency.

Series L Preferred Stock

On May 4, 2021, a special committee of the Board declared a dividend of one preferred stock purchase right to be paid to the stockholders of record at the close of business on May 14, 2021 for (i) each outstanding share of the Company’s common stock and (ii) each share of the Company’s common stock issuable upon conversion of each share of the Company’s Series H Preferred Stock. Each preferred stock purchase right entitles the registered holder to purchase, subject to a rights agreement (the “Rights Agreement”), from the Company one one-thousandth of a share of the Company’s then-newly created Series L Junior Participating Preferred Stock, par value $0.01 per share (the “Series L Preferred Stock”), at a price of $4.00, subject to certain adjustments. The Series L Preferred Stock was entitled, when, as and if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions paid to the holders of the Company’s common stock. The Series L Preferred Stock was entitled to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are converted or exchanged, the Series L Preferred Stock was entitled to receive 1,000 times the amount received per one share of the Company’s common stock.

The Rights Agreement was set to expire on May 3, 2022; however, on May 2, 2022, the Board elected to extend the expiration date by an amended and restated rights agreement (the “Extended Rights Agreement”), which was ratified by the Company’s stockholders on June 2, 2022.

Further details subsequent to the date of these condensed consolidated financial statements are provided under the heading Series L Preferred Stock in Note 17.

11. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

On February 15, 2022 and March 11, 2022, the Company raised gross proceeds of $34,498 pursuant to a firm commitment underwritten public offering of 4,181,603 shares of the Company’s common stock (on February 15, 2022 the Company issued 3,636,364 shares and on March 11, 2022 the Company issued 545,239 shares pursuant to the underwriter’s overallotment that was exercised on March 10, 2022), at a public offering price of $8.25 per share. The Company received net proceeds of $32,058, after deducting underwriting discounts and commissions and other offering costs payable by the Company. In addition, the Company directly incurred offering costs of $1,568 and recorded $30,490 upon the issuance of its common stock, as reflected on the condensed consolidated statements of stockholders’ deficiency.

On April 27, 2022, the Company issued 7,851 shares of the Company’s common stock in connection with a previous merger with Say Media, Inc. (the “Say Media merger”). These shares were previously classified as common stock to be issued on the condensed consolidated statements of stockholders’ deficiency.

On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 974,351 shares of the Company’s common stock, at a per share price of $15.40 for aggregate gross proceeds of $15,005 in a private placement. On June 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 324,676 shares of the Company’s common stock, at a per share price of $15.40 for gross proceeds of $5,000 in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021. After payment of legal fees and expenses the investors of $167, of which $100,000 was paid in cash to B. Riley, the Company received net proceeds of $19,838. The Company used the proceeds for general corporate purposes.

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), L2 Capital, LLC (the “L2 Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of June 30, 2022 are summarized as follows:

	Exercise Price	Expiration Date	Total Outstanding and Exercisable Shares
Strome Warrants	$11.00	June 15, 2023	68,182
B. Riley Warrants	7.26	October 18, 2025	39,773
MDB Warrants	25.30	October 19, 2022	5,435
MDB Warrants	55.00	October 19, 2022	2,728
Total			116,118

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of June 30, 2022 was $69, based on a fair market value of the Company’s common stock of $9.00 per share on June 30, 2022.

12. Compensation Plans

The Company provides stock-based compensation in the form of (a) restricted stock awards to certain employees (referred to as the “Restricted Stock Awards”), (b) stock option grants to employees, directors and consultants under the 2016 Stock Incentive Plan (the “2016 Plan”), (c) stock option awards, restricted stock awards and units, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants under the 2019 Equity Incentive Plan (the “2019 Plan”), (d) stock option awards, restricted stock awards and units, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants under the Equity Incentive Plan (the “2022 Plan”) (collectively, the 2016 Plan, 2019 Plan and 2022 Plan are referred to as the “Equity Plans”), (e) stock option awards outside of the 2016 Plan, 2019 Plan and 2022 Plan to certain officers, directors and employees (referred to as the “Outside Options”), (f) common stock warrants to the Company’s publisher partners (referred to as the “Publisher Partner Warrants”), and (g) common stock warrants to ABG-SI, LLC (referred to as the “ABG Warrants”). Effective with the adoption of the 2022 Plan, the Company will not issue new awards under the 2016 Plan and 2019 Plan.

Stock-based compensation and equity-based expense charged to operations or capitalized during the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Restricted
	Stock	Equity	Outside	ABG
	Awards	Plans	Options	Warrants	Totals
During the Three Months Ended June 30, 2022
Cost of revenue	$404	$2,269	$-	$-	$2,673
Selling and marketing	-	739	-	-	739
General and administrative	-	5,207	-	480	5,687
Total costs charged to operations	404	8,215	-	480	9,099
Capitalized platform development	-	438	-	-	438
Total stock-based compensation	$404	$8,653	$-	$480	$9,537

During the Three Months Ended June 30, 2021
Cost of revenue	$25	$1,728	$1	$-	$1,754
Selling and marketing	-	1,513	74	-	1,587
General and administrative	142	4,237	-	396	4,775
Total costs charged to operations	167	7,478	75	396	8,116
Capitalized platform development	4	544	2	-	550
Total stock-based compensation	$171	$8,022	$77	$396	$8,666

	Restricted
	Stock	Equity	Outside	ABG
	Awards	Plans	Options	Warrants	Totals
During the Six Months Ended June 30, 2022
Cost of revenue	$834	$3,996	$-	$-	$4,830
Selling and marketing	-	1,339	-	-	1,339
General and administrative	-	9,196	105	996	10,297
Total costs charged to operations	834	14,531	105	996	16,466
Capitalized platform development	-	1,125	-	-	1,125
Total stock-based compensation	$834	$15,656	$105	$996	$17,591

During the Six Months Ended June 30, 2021
Cost of revenue	$49	$3,146	$3	$-	$3,198
Selling and marketing	-	2,489	149	-	2,638
General and administrative	145	6,481	-	753	7,379
Total costs charged to operations	194	12,116	152	753	13,215
Capitalized platform development	9	846	4	-	859
Total stock-based compensation	$203	$12,962	$156	$753	$14,074

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of June 30, 2022 was as follows:

	Restricted
	Stock	Equity	Outside	ABG
	Awards	Plans	Options	Warrants	Totals
Unrecognized compensation cost	$1,521	$43,337	$-	$1,508	$46,366
Expected weighted-average period expected to be recognized (in years)	0.93	1.89	-	1.50	1.85

Further details as of the date these condensed consolidated financial statements were issued are provided under the heading Compensation Plans in Note 17.

Stock Option Repricing

On March 18, 2022, the Company approved a repricing of certain outstanding stock options (the “Stock Option Repricing”) granted under the Company’s 2016 Plan and the 2019 Plan that had an exercise price above $8.82 per share, including certain outstanding stock options held by senior management of the Company. The Stock Option Repricing also included certain outstanding stock options granted outside of the 2016 Plan and 2019 Plan. The Stock Options Repricing was approved by the Board and stockholders. As a result of the Stock Option Repricing, the exercise prices were set to $8.82 per share, which was the closing sale price of the Company’s common stock as listed on the NYSE American exchange on March 18, 2022. Except for the repricing of the stock options under the 2019 Plan, all terms and conditions of each stock option remains in full force and effect. For the repricing of the stock options under the 2019 Plan, the Company (i) modified the exercise price; (ii) will allow cashless exercise as a method of paying the exercise price, and (iii) will waive a lock-up provision in the stock option agreements. All other term and conditions of each of the stock options under the 2019 Plan remains in full force and effect.

The Stock Option Repricing of 4,343,017 stock option grants (for 340 employees) that were issued to employees of the Company, including senior management, resulted in incremental cost of $6,061, of which $143 was recognized at the time of the Stock Option Repricing for the fully vested awards and included in the condensed consolidated statement of operations, and $5,918 will be recognized over the remaining vesting term of the original award at the repricing date.

13. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by category:
Digital revenue
Digital advertising	$24,693	$11,532	$46,339	$21,072
Digital subscriptions	5,490	7,690	11,951	14,775
Other revenue	4,880	867	8,345	1,613
Total digital revenue	35,063	20,089	66,635	37,460
Print revenue
Print advertising	13,788	2,015	15,156	3,548
Print subscriptions	16,224	12,642	31,527	27,353
Total print revenue	30,012	14,657	46,683	30,901
Total	$65,075	$34,746	$113,318	$68,361
Revenue by geographical market:
United States	$63,172	$33,360	$110,493	$65,888
Other	1,903	1,386	2,825	2,473
Total	$65,075	$34,746	$113,318	$68,361
Revenue by timing of recognition:
At point in time	$59,585	$27,056	$101,367	$53,586
Over time	5,490	7,690	11,951	14,775
Total	$65,075	$34,746	$113,318	$68,361

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

The following table provides information about contract balances:

	As of
	June 30, 2022	December 31, 2021
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$22,469	$14,693
Print revenue	38,438	39,337
	$60,907	$54,030
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$1,058	$1,446
Print revenue	11,533	13,831
	$12,591	$15,277

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the condensed consolidated balance sheets.

14. Income Taxes

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

The effective tax rate benefit for the six months ended June 30, 2022 and 2021 was 4.3% and 0.0%, respectively. The deferred income tax benefit for the six months ended June 30, 2022 was primarily due to discrete items.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of June 30, 2022 and 2021.

15. Related Party

For the six months ended June 30, 2022 and 2021, the Company had several transactions with B. Riley, a principal stockholder, where it paid fees associated with the common stock public offering totaling approximately $2,440 and $0, respectively.

For the three months ended June 30, 2022 and 2021, the Company paid in cash or accrued interest that was added to the principal on the Senior Secured Note and Delayed Draw Term Note due to B. Riley, a principal stockholder, of $1,836 (paid in cash) and $1,763 (accrued interest that was added to the principal), respectively. For the six months ended June 30, 2022 and 2021, the Company paid in cash or accrued interest that was added to the principal on the Senior Secured Note and Delayed Draw Term Note due to B. Riley, a principal stockholder, of $3,651 (paid in cash) and $3,618 (accrued interest that was added to the principal), respectively.

Consulting and Service Contracts

For the three months ended June 30, 2022 and 2021, the Company paid James C. Heckman, its former Chief Executive Officer, consulting fees of $99 and $52, respectively, in connection with a consulting agreement, as amended from time to time. For the six months ended June 30, 2022 and 2021, the Company paid James C. Heckman, its former Chief Executive Officer, consulting fees of $264 and $104, respectively, in connection with a consulting agreement, as amended from time to time. For the three and six months ended June 30, 2022, the Company paid an entity affiliated with Mr. Heckman, Roundtable Media, L.L.C., a net revenue share amount of $52 and $82, respectively, in connection with a partner agreement.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger (as further described in Note 6), pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 16,802 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67,000 per month. For the six months ended June 30, 2022, the Company repurchased 9,927 shares of the Company’s common stock for $874.

16. Commitments and Contingencies

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

17. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Series L Preferred Stock

As of July 18, 2022, the Company eliminated the Series L Preferred Stock.

As disclosed in Note 10, the Company entered into an Extended Rights Agreement, which extended the term of the Rights Agreement originally adopted on May 4, 2021. Even though the stockholders ratified the Extended Rights Agreement, the Board determined that the Rights Agreement was no longer necessary or in the best interest of the Company and its stockholders. The Board thus determined to terminate the Rights Agreement by accelerating its expiration date from May 3, 2024 to July 15, 2022 pursuant to an amendment to the Extended Rights Agreement. The amendment effectively terminated all preferred share purchase rights under the Rights Agreement such that they are no longer issued or outstanding.

Compensation Plans

From July 1, 2022 through the date these condensed consolidated financial statements were issued, the Company granted common stock options and restricted stock units totaling 125,701 (120,000 are subject to Board consent) all which remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Form 10-K filed with the SEC on April 1, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see the section above under the heading “Forward-Looking Statements.”

All dollar figures are presented in thousands unless otherwise stated.

Overview

We are a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publishers (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated (“Sports Illustrated”), own and operate TheStreet, Inc. (“TheStreet”), College Spun Media Incorporated (“The Spun”), and Athlon Holdings, Inc. (“Athlon”), and power more than 200 independent Publisher Partners, including Biography, History, and the many sports team sites that comprise FanNation, among others. Each Publisher Partner joins the Platform by invitation-only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization (SEO), social media, subscription marketing and ad monetization, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities.

Liquidity and Capital Resources

Cash and Working Capital Facility

As of June 30, 2022, our principal sources of liquidity consisted of cash of $14,839. In addition, as of June 30, 2022, available for additional use was $17,192, subject to eligible accounts receivable, we had the use of additional proceeds from our working capital facility with FPP Finance LLC (“FastPay”). As of June 30, 2022, the outstanding balance of the FastPay working capital facility was $7,808. We also had accounts receivable, net of our advances from FastPay of $26,642 as of June 30, 2022. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $16,224.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 4, 7 and 9 in our accompanying condensed consolidated financial statements for amounts outstanding as of June 30, 2022, related to leases, liquidated damages and long-term debt, respectively. There have been no material changes from the disclosures in our Form 10-K.

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

Working Capital

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of June 30, 2022 and December 31, 2021 was as follows:

	As of
	June 30, 2022	December 31, 2021
Current assets	$87,007	$77,671
Current liabilities	(121,191)	(116,413)
Working capital deficit	(34,184)	(38,742)

As of June 30, 2022, we had a working capital deficit of $34,184, as compared to $38,742 as of December 31, 2021, consisting of $87,007 in total current assets and $121,191 in total current liabilities. As of December 31, 2021, our working capital deficit consisted of $77,671 in total current assets and $116,413 in total current liabilities.

Our cash flows during the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(7,465)	$(9,933)
Net cash used in investing activities	(10,194)	(9,210)
Net cash provided by financing activities	23,149	16,832
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,490	$(2,311)
Cash, cash equivalents, and restricted cash, end of period	$15,341	$7,224

For the six months ended June 30, 2022, net cash used in operating activities was $7,465, consisting primarily of $119,144 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $4,323 of cash paid for interest, offset by $116,002 of cash received from customers. For the six months ended June 30, 2021, net cash used in operating activities was $9,933, consisting primarily of $84,267 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $289 of cash paid for interest, offset by $74,623 of cash received from customers.

For the six months ended June 30, 2022, net cash used in investing activities was $10,194, consisting primarily of $9,481 for the acquisition of a business; $2,784 for capitalized costs for our Platform; and $379 for property and equipment, offset by $2,450 from the sale of an equity investment. For the six months ended June 30, 2021, net cash used in investing activities was $9,210 consisting primarily of $7,057 for the acquisition of businesses; $1,971 for capitalized costs for our Platform; and $182 for property and equipment.

For the six months ended June 30, 2022, net cash provided by financing activities was $23,149, consisting primarily of $30,490 (net of issuance costs paid of $1,568) in net proceeds from the public offering of common stock; less $4,180 from repayments of our FastPay line of credit; $2,152 related to payments of restricted stock liabilities; offset by a $453 payment for The Spun deferred cash payment and $556 for tax payments relating to the withholding of shares of common stock for certain employees. For the six months ended June 30, 2021, net cash provided by financing activities was $16,832 consisting primarily of $19,838 (net of issuance cost paid of $167) in net proceeds from the private placement of common stock; offset by $2,249 from repayments of our FastPay line of credit, $716 related to payments of restricted stock liabilities and $41 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Operations

Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$65,075	$34,746	$30,329	87.3%
Cost of revenue	46,729	25,307	21,422	84.6%
Gross profit	18,346	9,439	8,907	94.4%
Operating expenses
Selling and marketing	19,307	16,202	3,105	19.2%
General and administrative	15,964	12,535	3,429	27.4%
Depreciation and amortization	4,444	3,964	480	12.1%
Total operating expenses	39,715	32,701	7,014	21.4%
Loss from operations	(21,369)	(23,262)	1,893	-8.1%
Total other (expense) income	(2,634)	2,605	(5,239)	-201.1%
Loss before income taxes	(24,003)	(20,657)	(3,346)	16.2%
Income taxes	1,796	-	1,796	100.0%
Net loss	$(22,207)	$(20,657)	$(1,550)	7.5%
Basic and diluted net loss per common share	$(1.22)	$(1.88)	$0.66	-35.1%
Weighted average number of common shares outstanding – basic and diluted	18,258,890	11,012,866	7,246,024	65.8%

Net Loss

For the three months ended June 30, 2022, as referenced in the above table, net loss was $22,207, as compared to $20,657 for the three months ended June 30, 2021, which represents an increase of $1,550. The primary driver for the increase in net loss, despite an increase of $30,329 in revenue, was an increase in operating expenses of $7,014 during the three months ended June 30, 2022.

Revenue

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Digital revenue
Digital advertising	$24,693	$11,532	$13,161	114.1%
Digital subscriptions	5,490	7,690	(2,200)	-28.6%
Other revenue	4,880	867	4,013	462.9%
Total digital revenue	35,063	20,089	14,974	74.5%
Print revenue
Print advertising	13,788	2,015	11,773	584.3%
Print subscriptions	16,224	12,642	3,582	28.3%
Total print revenue	30,012	14,657	15,355	104.8%
Total revenue	$65,075	$34,746	$30,329	87.3%

For the three months ended June 30, 2022, as referenced in the above table, total revenue increased $30,329 or 87.3% from $34,746 to $65,075. Total digital revenue increased $14,974 and 74.5% primarily due to an increase in digital advertising revenue of $13,161 and 114.1%. The increase in digital advertising revenue was mainly due to additional revenue of $4,493 generated as a result of The Spun, which was acquired during the second quarter of 2021; $2,545 generated as a result of Athlon, which was acquired during the second quarter of 2022; $1,550 generated as a result of The Street; $872 generated as a result of the Sports Illustrated media business; and $1,844 in revenue generated from our legacy business. Other revenue increased by $4,013 primarily related to licensing revenue primarily from Sports Illustrated Swim magazine (“SI Swim”) and the Sports Illustrated media business. Total print revenue increased $15,355 a 104.8% increase from $14,657 to $30,012 primarily related to $14,968 from Athlon magazine circulations, which we acquired during the second quarter of 2022; and $387 from the Sports Illustrated media business.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Publisher Partner revenue share payments	$4,729	$5,596	$(867)	-15.5%
Technology, Platform and software licensing fees	4,536	2,404	2,132	88.7%
Royalty fees	3,750	3,750	-	0.0%
Content and editorial expenses	15,855	7,154	8,701	121.6%
Printing, distribution and fulfillment costs	12,687	2,391	10,296	430.6%
Amortization of developed technology and platform development	2,375	2,157	218	10.1%
Stock-based compensation	2,673	1,754	919	52.4%
Other cost of revenue	124	101	23	22.8%
Total cost of revenue	$46,729	$25,307	$21,422	84.6%

For the three months ended June 30, 2022, as referenced in the above table, we recognized cost of revenue of $46,729, as compared to $25,307 for the three months ended June 30, 2021, which represents an increase of $21,422 or 84.6%. Cost of revenue for the second quarter of 2022, was impacted by increases in printing, distribution, and fulfillment costs of $10,296, primarily due to the Athlon acquisition, which was acquired in the second quarter of 2022 and the SI Swim magazine that was issued in June 2022 versus July 2021 of the prior year; content and editorial expenses of $8,701, partially generated as a result of the Athlon acquisition and SI Swim; technology, Platform and software licensing fees of $2,132; stock-based compensation of $919; amortization of developed technology and platform development of $218; partially offset by a decrease in Publisher Partner revenue share payments of $867.

The improvement in gross profit percentage was driven by our strategic shift to eliminate most Publisher Partner guarantees near the end of fiscal 2020 as well as growth in our owned and operated digital properties. As a result, our Publisher Partner revenue share payments represent 19.2% of digital advertising revenue for the three months ended June 30, 2022, as compared to 48.5% for the six months ended June 30, 2021. In addition, we continue to experience high contributions from our digital advertising.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing by category:

	Three Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$4,970	$2,748	$2,222	80.9%
Stock-based compensation	739	1,587	(848)	-53.4%
Professional marketing services	1,223	642	581	90.5%
Circulation costs	1,022	828	194	23.4%
Subscription acquisition costs	8,962	7,764	1,198	15.4%
Advertising costs	1,807	1,795	12	0.7%
Other selling and marketing expenses	584	838	(254)	-30.3%
Total selling and marketing	$19,307	$16,202	$3,105	19.2%

For the three months ended June 30, 2022, as referenced in the above table, we incurred selling and marketing costs of $19,307 as compared to $16,202 for the three months ended June 30, 2021, an increase of $3,105 or 19.2%. The increase in selling and marketing costs of $3,105 is primarily due to payroll and employee benefits of selling and marketing account management support teams of $2,222; subscription acquisition costs of $1,198; and professional and marketing service costs of $581; partially offset by a decrease in stock-based compensation of $848.

General and Administrative

The following table sets forth general and administrative by category:

	Three Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$4,954	$3,721	$1,233	33.1%
Stock-based compensation	5,687	4,775	912	19.1%
Professional services, including accounting, legal and insurance	3,239	2,849	390	13.7%
Other general and administrative expenses	2,084	1,190	894	75.1%
Total general and administrative	$15,964	$12,535	$3,429	27.4%

For the three months ended June 30, 2022, as referenced in the above table, we incurred general and administrative costs of $15,964 as compared to $12,535, an increase of $3,429 or 27.4%. The increase is primarily related to payroll and related expenses of $1,233; stock-based compensation of $912; professional services of $390; and other general and administrative expenses of $894.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Three Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Change in valuation of warrant derivative liabilities	$-	$360	$360	-100.0%
Interest expense	(2,506)	(2,363)	(143)	6.1%
Liquidated damages	(128)	(1,109)	981	-88.5%
Gain upon debt extinguishment	-	5,717	(5,717)	-100.0%
Total other (expenses) income	$(2,634)	$2,605	$(5,239)	-201.1%

Change in Valuation of Warrant Derivative Liabilities. The change of $360 in the valuation of warrant derivative liabilities for the three months ended June 30, 2021 was the result no longer having any warrant derivative liabilities as of June 30, 2022.

Interest Expense. We incurred interest expense of $2,506 for the three months ended June 30, 2022, as compared to $2,363 for the three months ended June 30, 2021. The increase in interest expense of $143 is primarily from $1,873 increase in cash interest paid; less a decrease of $1,697 from accrued interest.

Liquidated Damages. We recorded liquidated damages of $128 for the three months ended June 30, 2022, as compared to $1,109 for the three months ended June 30, 2021. The decrease of $981 is primarily from no further liquidated damages assessed under the corresponding agreements and only recording interest expense related to the previous liquidated damages assessed.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment of $5,717 (including accrued interest) pursuant to the forgiveness of the Paycheck Protection Program Loan for the six months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$113,318	$68,361	$44,957	65.8%
Cost of revenue	75,226	51,049	24,177	47.4%
Gross profit	38,092	17,312	20,780	120.0%
Operating expenses
Selling and marketing	36,523	31,340	5,183	16.5%
General and administrative	29,478	23,030	6,448	28.0%
Depreciation and amortization	8,646	7,927	719	9.1%
Loss on impairment of assets	257	-	257	100.0%
Total operating expenses	74,904	62,297	12,607	20.2%
Loss from operations	(36,812)	(44,985)	8,173	-18.2%
Total other (expense)	(5,626)	(1,135)	(4,491)	395.7%
Loss before income taxes	(42,438)	(46,120)	3,682	-8.0%
Income taxes	1,782	-	1,782	100.0%
Net loss	$(40,656)	$(46,120)	$5,464	-11.8%
Basic and diluted net loss per common share	$(2.41)	$(4.30)	$1.89	-44.0%
Weighted average number of common shares outstanding – basic and diluted	16,847,920	10,737,555	6,110,365	56.9%

Net loss

For the six months ended June 30, 2022, as referenced in the above table, net loss was $40,656, as compared to $46,120 for the six months ended June 30, 2021, which represents an improvement of $5,464. The primary driver for the improvement in net loss is due to an $44,957 increase in revenue, which was partially offset by an increase in operating expenses of $12,607 during the six months ended June 30, 2022.

Revenue

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Digital revenue
Digital advertising	$46,339	$21,072	$25,267	119.9%
Digital subscriptions	11,951	14,775	(2,824)	-19.1%
Other revenue	8,345	1,613	6,732	417.4%
Total digital revenue	66,635	37,460	29,175	77.9%
Print revenue
Print advertising	15,156	3,548	11,608	327.2%
Print subscriptions	31,527	27,353	4,174	15.3%
Total print revenue	46,683	30,901	15,782	51.1%
Total revenue	$113,318	$68,361	$44,957	65.8%

For the six months ended June 30, 2022, as referenced in the above table, total revenue increased $44,957 or 65.8% from $68,361 to $113,318. Total digital revenue increased $29,175 and 77.9% primarily due to an increase in digital advertising revenue of $25,267 and 119.9%. The increase in digital advertising revenue was mainly due to additional revenue of $10,511 generated as a result of The Spun, which was acquired during the second quarter of 2021; $2,545 generated as a result of Athlon, which was acquired during the second quarter of 2022; $2,541 generated as a result of the Sports Illustrated media business; $2,387 generated as a result of The Street; and $3,203 in revenue generated from our legacy business. Other revenue increased by $6,732 primarily related to licensing revenue primarily from SI Swim and the Sports Illustrated media business. Total print revenue increased $15,782 a 51.1% increase from $30,901 to $46,683 primarily related to $14,968 from Athlon magazine circulations, which was acquired during the second quarter of 2022; and $814 from the Sports Illustrated media business.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Publisher Partner revenue share payments	$9,771	$10,846	$(1,075)	-9.9%
Technology, Platform and software licensing fees	7,710	5,216	2,494	47.8%
Royalty fees	7,500	7,500	-	0.0%
Content and editorial expenses	25,047	13,921	11,126	79.9%
Printing, distribution and fulfillment costs	15,544	5,931	9,613	162.1%
Amortization of developed technology and platform development	4,686	4,324	362	8.4%
Stock-based compensation	4,830	3,198	1,632	51.0%
Other cost of revenue	138	113	25	22.1%
Total cost of revenue	$75,226	$51,049	$24,177	47.4%

For the six months ended June 30, 2022, as referenced in the above table, we recognized cost of revenue of $75,226, as compared to $51,049 for the six months ended June 30, 2021, which represents an increase of $24,177 or 47.4%. Cost of revenue for the six months ended June 30, 2022 was impacted by increases in content and editorial expenses of $11,126, primarily due to the Athlon acquisition, which was acquired in the second quarter of 2022 and the SI Swim magazine that was issued in June 2022 versus July 2021 of the prior year; printing, distribution and fulfillment costs of $9,613, partially generated as a result of the Athlon acquisition and SI Swim; technology, Platform and software licensing fees of $2,494; stock-based compensation of $1,632; and amortization of developed technology and platform development of $362; partially offset by a decrease in Publisher Partner revenue share payments of $1,075.

The improvement in gross profit percentage was driven by our strategic shift to eliminate most Publisher Partner guarantees near the end of fiscal 2020 as well as growth in our owned and operated digital properties. As a result, our Publisher Partner revenue share payments represent 21.1% of digital advertising revenue for the six months ended June 30, 2022, as compared to 51.5% for the six months ended June 30, 2021. In addition, we continue to experience high contributions from our digital advertising.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing by category:

	Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$8,251	$5,514	$2,737	49.6%
Stock-based compensation	1,339	2,638	(1,299)	-49.2%
Professional marketing services	1,840	1,013	827	81.6%
Circulation costs	1,805	1,775	30	1.7%
Subscription acquisition costs	18,685	15,526	3,159	20.3%
Advertising costs	3,117	3,159	(42)	-1.3%
Other selling and marketing expenses	1,486	1,715	(229)	-13.4%
Total selling and marketing	$36,523	$31,340	$5,183	16.5%

For the six months ended June 30, 2022, as referenced in the above table, we incurred selling and marketing costs of $36,523, as compared to $31,340 for the six months ended June 30, 2021, an increase of $5,183 or 16.5%. The increase in selling and marketing costs of $5,183 is primarily related to subscription acquisition costs of $3,159; payroll of selling and marketing account management support teams of $2,737; and professional and marketing services of $827; partially offset by a decrease in stock-based compensation of $1,299.

General and Administrative

The following table sets forth general and administrative by category:

	Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and related expenses for executive, sales and administrative personnel	$8,928	$7,432	$1,496	20.1%
Stock-based compensation	10,297	7,379	2,918	39.5%
Professional services, including accounting, legal and insurance	6,877	6,035	842	14.0%
Other general and administrative expenses	3,376	2,184	1,192	54.6%
Total general and administrative	$29,478	$23,030	$6,448	28.0%

For the six months ended June 30, 2022, as referenced in the above table, we incurred general and administrative costs of $29,478, as compared to $23,030 for the six months ended June 30, 2021, an increase of $6,448 or 28.0%. The increase is primarily related to stock-based compensation of $2,918; payroll and related expenses for executive and administrative personnel of $1,496; professional services, including accounting, legal and insurance of $842; and other general and administrative expenses of $1,192.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Change in valuation of warrant derivative liabilities	$-	$(305)	$305	-100.0%
Interest expense	(5,326)	(5,183)	(143)	2.8%
Liquidated damages	(300)	(1,364)	1,064	-78.00%
Gain upon debt extinguishment	-	5,717	(5,717)	-100.0%
Total other expenses	$(5,626)	$(1,135)	$(4,491)	395.7%

Change in Valuation of Warrant Derivative Liabilities. The change of $305 in the valuation of warrant derivative liabilities for the six months ended June 30, 2021 was the result no longer having any warrant derivative liabilities as of June 30, 2022.

Interest Expense. We incurred interest expense of $5,326 for the six months ended June 30, 2022, as compared to $5,183 for the six months ended June 30, 2021. The increase in interest expense of $143 is primarily from $3,773 increase in cash interest paid; less a decrease of $3,563 from accrued interest.

Liquidated Damages. We recorded liquidated damages of $300 for the six months ended June 30, 2022, as compared to $1,364 for the six months ended June 30, 2021. The decrease of $1,064 is primarily from no further liquidated damages assessed under the corresponding agreements and only recording interest expense related to the previous liquidated damages assessed.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment of $5,717 (including accrued interest) pursuant to the forgiveness of the Paycheck Protection Program Loan for the six months ended June 30, 2021.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss, adjusted for (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in derivative valuations, (vi) liquidated damages, (vii) gain upon extinguishment of debt, (viii) loss on impairment of assets, (ix) professional and vendor fees, and (x) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations is that Adjusted EBITDA:

●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income taxes, which is a noncash expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in derivative valuations and, although this is a noncash expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);

●	does not reflect any gains upon debt extinguishment, which we do not consider in our evaluation of our business operations
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and
●	does not reflect payments related to employee restructuring charges for the former Chief Financial Officer of Athlon and our former Chief Executive Officer.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(22,207)	$(20,657)	$(40,656)	$(46,120)
Add:
Interest expense (1)	2,506	2,363	5,326	5,183
Deferred income taxes	(1,796)	-	(1,782)	-
Depreciation and amortization (2)	6,819	6,121	13,332	12,251
Stock-based compensation (3)	9,099	8,116	16,466	13,215
Change in derivative valuations	-	(360)	-	305
Liquidated damages (4)	128	1,109	300	1,364
Gain upon debt extinguishment (5)	-	(5,717)	-	(5,717)
Loss on impairment of assets (6)	-	-	257	-
Professional and vendor fees (7)	-	1,719	-	2,124
Employee restructuring payments (8)	505	66	679	241
Adjusted EBITDA	$(4,946)	$(7,240)	$(6,078)	$(17,154)

(1)	Represents interest expense (net of interest income) of $2,506 and $2,363, for the three months ended June 30, 2022 and 2021, respectively, and interest expense (net of interest income) of $5,326 and $5,183, for the six months ended June 30, 2022 and 2021, respectively. Interest expense is related to our capital structure. Interest expense varies over time due to a variety of financing transactions. Interest expense includes $274 and $307 for amortization of debt discounts for the three months ended June 30, 2022 and 2021, respectively, and $934 and $1,001 for amortization of debt discounts for the six months ended June 30, 2022 and 2021, as presented in our condensed consolidated statements of cash flows, which are a noncash item. Investors should note that interest expense will recur in future periods.
(2)	Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of $2,375 and $2,157, for the three months ended June 30, 2022 and 2021, respectively, and depreciation and amortization included within operating expenses of $4,444 and $3,964 for the three months ended June 30, 2022 and 2021, respectively. Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of $4,686 and $4,324, for the six months ended June 30, 2022 and 2021, respectively, and depreciation and amortization included within operating expenses of $8,646 and $7,927 for the six months ended June 30, 2022 and 2021, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Represents noncash costs arising from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

(4)	Represents damages (or interest expense related to accrued liquidated damages) we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(5)	Represents a gain upon extinguishment of the Paycheck Protection Program Loan.
(6)	Represents our impairment of certain assets that no longer are useful.
(7)	Represents professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers, and other vendors related to the preparation of periodic reports in order for us to become current in our reporting obligations (“Delinquent Reporting Obligations Services”). With respect to the Delinquent Reporting Obligations Services, we incurred professional and vendor fees in the first quarter of 2021 related to the preparation of our annual reports for fiscal years 2018 and 2019 (which contained the financial information for the quarterly periods during fiscal 2019), and our quarterly reports fiscal 2020. The amount of fees incurred in connection with the Delinquent Reporting Obligations Services is adjusted based on our best estimate of the amount we expect we would ordinarily incur to meet our reporting obligations pursuant to the Exchange Act.
(8)	Represents severance payments to the former Chief Financial Officer of Athlon and our former Chief Executive Officer for the three and six months ended June 30, 2022 and 2021.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, conducted in accordance with SEC’s guidance in Release No. 34-55929, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of such date in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. We are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, we issued or repurchased unregistered securities to the extent identified in this Item 2.

Unregistered Issuances

On April 1, 2022, we issued 314,103 restricted shares of our common stock in connection with our acquisition of Athlon Holdings, Inc. Such issuance comprised $3,141 of the purchase price. The number of restricted shares issued was based on the corresponding merger agreement, which called for the price per share to be determined based on our common stock price on each of 10 trading days preceding the April 1, 2022 closing date. The issuance was exempt from registration as a transaction not involving a public offering.

On April 27, 2022, we issued 7,851 shares of our common stock in connection with the Say Media merger. These shares were previously classified as common stock to be issued on the condensed consolidated statements of stockholders’ deficiency. The issuance was exempt from registration as a transaction not involving a public offering.

On May 31, 2022 and June 30, 2022, we issued 18,000 and 3,600, respectively, shares of our common stock in connection with the vesting of restricted stock units as payment for services rendered. The issuance was exempt from registration as a transaction not involving a public offering.

Repurchases

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number of shares (or units) that may yet be purchased under the plans or programs
April 1 – 30, 2022	18,150		$88.00	-	-
May 1 – 31, 2022	-	$		-	-
June 1 – 30, 2022	-	$		-	-
Total	18,150	$		-	-

(1)	The shares disclosed in this column were not repurchased in connection with a publicly announced plan or program, and no such plan or program has been announced. Such repurchases were made in connection with the HubPages merger as consideration for an amendment to a true-up provision. There are no remaining shares to be repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Certificate of Designation of Series L Junior Participating Preferred Stock of the Company, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 4, 2021.

3.2*	Certificate of Elimination of Series L Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 18, 2022.

4.1	Rights Agreement, dated as of May 4, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively, which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 4, 2021.

10.1	Amendment No. 2 to Second Amended and Restated Note Purchase Agreement, dated as of May 19, 2021, by and among the Company, Maven Coalition, Inc., TheStreet, Inc., Maven Media Brands, LLC, and the Agent, and the Purchaser, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on May 25, 2021.

10.2	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.

10.3	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.

10.4	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

The Arena Group Holdings, Inc.

Date: August 9, 2022	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ SPIROS CHRISTOFORATOS
Spiros Christoforatos
Chief Accounting Officer
(Principal Accounting Officer)

