Form 10-Q
period 2022-09-30
Arena Group Holdings, Inc.
filed 2022-11-09
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the Registrant had 18,245,040 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,303	$9,349
Restricted cash	502	502
Accounts receivable, net	33,662	21,660
Subscription acquisition costs, current portion	22,800	30,162
Royalty fees	-	11,250
Prepayments and other current assets	3,978	4,748
Total current assets	74,245	77,671
Property and equipment, net	793	636
Operating lease right-of-use assets	415	528
Platform development, net	10,339	9,299
Subscription acquisition costs, net of current portion	7,497	8,235
Acquired and other intangible assets, net	51,155	57,356
Other long-term assets	564	639
Goodwill	22,554	19,619
Total assets	$167,562	$173,983
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$11,746	$11,982
Accrued expenses and other	22,354	24,011
Line of credit	18,474	11,988
Unearned revenue	51,683	54,030
Subscription refund liability	837	3,087
Operating lease liabilities	413	374
Liquidated damages payable	5,836	5,197
Current portion of long-term debt	5,899	5,744
Total current liabilities	117,242	116,413
Unearned revenue, net of current portion	11,491	15,277
Operating lease liabilities, net of current portion	471	785
Liquidating damages payable, net of current portion	-	7,008
Other long-term liabilities	3,771	7,556
Deferred tax liabilities	403	362
Long-term debt	65,433	64,373
Total liabilities	198,811	211,774
Commitments and contingencies (Note 16)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at September 30, 2022 and December 31, 2021	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $14,556 and $15,066; Series H shares issued and outstanding: 14,556 and 15,066; common shares issuable upon conversion: 2,008,728 and 2,075,200 at September 30, 2022 and December 31, 2021, respectively	13,207	13,718
Total mezzanine equity	13,375	13,886
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 18,149,622 and 12,632,947 shares at September 30, 2022 and December 31, 2021, respectively	182	126
Common stock to be issued	-	-
Additional paid-in capital	264,568	200,410
Accumulated deficit	(309,374)	(252,213)
Total stockholders’ deficiency	(44,624)	(51,677)
Total liabilities, mezzanine equity and stockholders’ deficiency	$167,562	$173,983

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands, except share data)
Revenue	$66,706	$59,575	$180,024	$127,936
Cost of revenue (includes amortization of developed technology and platform development for three months ended 2022 and 2021 of $2,413 and $2,242, respectively and for the nine months ended 2022 and 2021 of $7,099 and $6,566, respectively)	40,504	32,215	115,730	83,264
Gross profit	26,202	27,360	64,294	44,672
Operating expenses
Selling and marketing	20,103	22,892	56,626	54,232
General and administrative	13,847	14,557	43,325	37,587
Depreciation and amortization	4,478	4,055	13,124	11,982
Loss on lease termination	-	7,345	-	7,345
Loss on impairment of assets	209	904	466	904
Total operating expenses	38,637	49,753	113,541	112,050
Loss from operations	(12,435)	(22,393)	(49,247)	(67,378)
Other (expense) income
Change in valuation of warrant derivative liabilities	-	802	-	497
Interest expense, net	(3,184)	(2,512)	(8,510)	(7,695)
Liquidated damages	(339)	(834)	(639)	(2,198)
Gain upon debt extinguishment	-	-	-	5,717
Total other (expense) income	(3,523)	(2,544)	(9,149)	(3,679)
Loss before income taxes	(15,958)	(24,937)	(58,396)	(71,057)
Income taxes	(547)	230	1,235	230
Net loss	$(16,505)	$(24,707)	$(57,161)	$(70,827)
Basic and diluted net loss per common share	$(0.90)	$(2.15)	$(3.30)	$(6.38)
Weighted average number of common shares outstanding – basic and diluted	18,284,670	11,491,412	17,339,882	11,100,416

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2022

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at June 30, 2022	17,827,526	$178	41,283	$-	$258,727	$(292,869)	$(33,964)
Issuance of common stock for restricted stock units	541,719	5	-	-	(5)	-	-
Issuance of common stock upon exercise (including cashless exercise) of stock options	38,152	-	-	-	94	-	94
Common stock withheld for taxes	(257,775)	(1)	-	-	(2,963)	-	(2,964)
Stock-based compensation	-	-	-	-	8,715	-	8,715
Net loss	-	-	-	-	-	(16,505)	(16,505)
Balance at September 30, 2022	18,149,622	$182	41,283	$-	$264,568	$(309,374)	$(44,624)

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at January 1, 2022	12,632,947	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of Series H convertible preferred stock	70,380	1	-	-	510	-	511
Issuance of common stock for restricted stock units in connection with an acquisition	16,760	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,671	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock for restricted stock units	718,530	7	-	-	(7)	-	-
Issuance of common stock upon cashless exercise of stock options	20	-	-	-	-	-	-
Common stock withheld for taxes	(324,798)	(2)	-	-	(3,518)	-	(3,520)
Repurchase restricted stock awards in connection with HubPages merger	(26,214)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Issuance of common stock in connection with the acquisition of Athlon	314,103	3	-	-	3,138	-	3,141
Issuance of common stock upon exercise (including cashless exercise) of stock options	38,152	-	-	-	94	-	94
Issuance of common stock in connection with Say Media merger	7,851	-	(7,851)	-	-	-	-
Stock-based compensation	-	-	-	-	26,306	-	26,306
Net loss	-	-	-	-	-	(57,161)	(57,161)
Balance at September 30, 2022	18,149,622	$182	41,283	$-	$264,568	$(309,374)	$(44,624)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at June 30, 2021	11,962,537	$119	49,134	$-	$175,837	$(208,393)	$(32,437)
Issuance of common stock upon conversion of Series H convertible preferred stock	6,888	-	-	-	50	-	50
Issuance of restricted stock in connection with the acquisition of Fulltime Fantasy	34,091	-	-	-	502	-	502
Issuance of common stock for restricted stock units	22,728	-	-	-	-	-	-
Forfeiture of unvested restricted stock awards	(6,844)	-	-	-	-	-	-
Common stock withheld for taxes	(2,130)	-	-	-	(29)	-	(29)
Stock-based compensation	-	-	-	-	8,962	-	8,962
Net loss	-	-	-	-	-	(24,707)	(24,707)
Balance at September 30, 2021	12,017,270	$119	49,134	$-	$185,322	$(233,100)	$(47,659)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at January 1, 2021	10,412,963	$104	49,134	$-	$141,856	$(162,273)	$(20,313)
Issuance of restricted stock awards to the board of directors	40,334	-	-	-	-	-	-
Repurchase restricted stock classified as liabilities	(12,098)	-	-	-	-	-	-
Issuance of common stock for restricted stock units in connection with an acquisition	11,667	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,205	-	-	-	125	-	125
Issuance of restricted stock in connection with the acquisition of The Spun	194,806	2	-	-	(2)	-	-
Issuance of common stock upon cashless exercise of stock options	3,859	-	-	-	-	-	-
Common stock withheld for taxes	(4,356)	-	-	-	(70)	-	(70)
Issuance of common stock in connection with private placement	1,299,027	13	-	-	19,825	-	19,838
Issuance of common stock upon conversion of series H preferred stock	6,888	-	-	-	50	-	50
Issuance of restricted stock in connection with the acquisition of Fulltime Fantasy	34,091	-	-	-	502	-	502
Issuance of common stock for restricted stock units	22,728	-	-	-	-	-	-
Forfeiture on unvested restricted stock awards	(6,844)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	23,036	-	23,036
Net loss	-	-	-	-	-	(70,827)	(70,827)
Balance at September 30, 2021	12,017,270	$119	49,134	$-	$185,322	$(233,100)	$(47,659)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Cash flows from operating activities
Net loss	$(57,161)	$(70,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	395	334
Amortization of platform development and intangible assets	19,828	18,214
Gain upon debt extinguishment	-	(5,717)
Loss on termination of lease	-	7,345
Amortization of debt discounts	1,215	1,534
Loss on impairments of assets	466	904
Change in valuation of warrant derivative liabilities	-	(497)
Noncash and accrued interest	86	5,273
Liquidated damages	639	2,198
Stock-based compensation	24,777	21,689
Deferred income taxes	(1,235)	(230)
Other	468	(1,060)
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	(1,385)	(173)
Subscription acquisition costs	8,100	(8,434)
Royalty fees	11,250	11,250
Prepayments and other current assets	2,107	(78)
Other long-term assets	75	639
Accounts payable	(7,652)	1,215
Accrued expenses and other	(3,390)	5,566
Unearned revenue	(7,382)	5,389
Subscription refund liability	(2,250)	344
Operating lease liabilities	(162)	(2,448)
Other long-term liabilities	(3,465)	(692)
Net cash used in operating activities	(14,676)	(8,262)
Cash flows from investing activities
Purchases of property and equipment	(444)	(300)
Capitalized platform development	(3,990)	(3,017)
Proceeds from sale of equity investment	2,450	-
Payments for acquisition of business, net of cash acquired	(10,331)	(7,357)
Net cash used in investing activities	(12,315)	(10,674)
Cash flows from financing activities
Borrowings (repayments) under line of credit	6,486	(473)
Proceeds from common stock public offering, net of offering costs	32,058	-
Payments of issuance costs from common stock public offering	(1,568)	-
Net exercise of common stock options	94	-
Payment of The Spun deferred cash payment	(453)	-
Proceeds from common stock private placement	-	20,005
Payments of issuance costs from common stock private placement	-	(167)
Payment for taxes related to repurchase of restricted common stock	(3,520)	(70)
Payment of restricted stock liabilities	(2,152)	(1,165)
Net cash provided by financing activities	30,945	18,130
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,954	(806)
Cash, cash equivalents, and restricted cash – beginning of period	9,851	9,535
Cash, cash equivalents, and restricted cash – end of period	$13,805	$8,729
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$13,303	$8,228
Restricted cash	502	501
Total cash, cash equivalents, and restricted cash	$13,805	$8,729
Supplemental disclosure of cash flow information
Cash paid for interest	$7,209	$902
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,529	$1,347
Restricted stock issued in connection with acquisition of Fulltime Fantasy	-	503
Deferred cash payments in connection with acquisition of Fulltime Fantasy	-	419
Issuance of common stock in connection with settlement of liquidated damages	7,008	-
Issuance of common stock in connection with professional services	-	125
Common stock issued in connection with acquisition of Athlon	3,141	-
Deferred cash payments in connection with acquisition of Athlon	949	-
Assumption of liabilities in connection with acquisition of Athlon	11,602	-
Deferred cash payments in connection with acquisition of The Spun	-	905
Assumption of liabilities in connection with acquisition of The Spun	-	2
Conversion of Series H convertible preferred stock into common stock	511	-

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

($ in thousands, unless otherwise stated)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of The Arena Group Holdings, Inc. (formerly known as TheMaven, Inc.) and its wholly owned subsidiaries (“The Arena Group” or the “Company”), after eliminating all significant intercompany balances and transactions. The Company does not have any material off-balance sheet arrangements. The Company changed its corporate name to The Arena Group Holdings, Inc. from TheMaven, Inc. on February 8, 2022.

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

The condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The novel coronavirus (“COVID-19”) pandemic impacted the Company less during the third quarter of 2022 than it did in 2021. During the initial onset of COVID-19, the Company faced significant change in its advertisers’ buying behavior. Since May 2020, however, there has been a steady recovery in the advertising market in both pricing and volume. This, coupled with the return of professional and college sports, has yielded steady growth in revenues in 2020 as compared to 2021. Given that certain of our sports businesses rely on sporting events to generate content and comprises a material portion of the Company’s revenues, the cash flows and results of operations could be negatively impacted by a widespread cancellation of sporting events or a general limitation of societal activity akin to what occurred in the Unites States and elsewhere during 2020 and, to a lesser extent, during 2021.

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

	As of September 30,
	2022	2021
Series G convertible preferred stock	8,582	8,582
Series H Preferred Stock	2,008,728	2,692,906
Restricted Stock Awards	97,402	188,543
Financing Warrants	116,118	131,003
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	5,629	35,889
Equity Plans	7,583,100	7,646,788
Outside Options	134,098	138,644
Total	10,958,879	11,847,577

Reclassifications

Certain prior quarter amounts have been reclassified to conform to current period presentation. These reclassifications were immaterial, both individually and in the aggregate. These changes did not impact previously reported loss from operations or net loss.

2.	Acquisitions

2022 Acquisitions

Athlon Holdings, Inc. – On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc., a Tennessee corporation (“Athlon”), for a preliminary purchase price of $16,175, as adjusted for the estimated working capital adjustment as of the closing date of the transaction. The purchase price is pending finalization of a working capital adjustment and deferred taxes and could be subject to further revision if additional information related to the fair value of the identifiable net assets become available. As a part of the closing consideration, the Company also acquired cash of $1,840, that was further adjusted post-closing for the working capital adjustment. The preliminary purchase price of $16,175, as discounted, is comprised of (i) a cash portion of $13,162, with $11,840 paid at closing and $1,322 estimated to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,141. The number of shares of the Company’s common stock issued was determined based on a $3,000 value using the common stock trading price for the 10 trading days preceding the April 1, 2022 closing date. Certain of Athlon’s key employees entered into either advisory agreements or employment agreements with the Company. Athlon operates in the United States.

The amount estimated to be paid post-closing of $1,322 will be or was paid as follows: (i) $1,077 will be paid on the nine-month anniversary of the closing date, or January 1, 2023 (consisting of $3,000 for the deferred cash payments, as discounted, less a $1,923 cash adjustment); and (ii) $245 was paid within two business days from the date the Company received proceeds of $2,450 from the sale of the equity investment in Just Like Falling Off a Bike, LLC that was held by Athlon as of the closing date (paid on April 7, 2022).

After the condensed consolidated financial statements for the quarterly period ended June 30, 2022 were issued, the Company received an updated valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company estimated that the purchase consideration decreased by $940. The decrease in the purchase price was related to a decrease in the working capital adjustment of $180, an increase in fixed assets of $46, a decrease in identifiable assets of $477 (digital content increased $355, advertiser relationships decreased $498, and trade names decreased $334), a decrease in deferred tax liabilities of $533, and a decrease in goodwill of $862.

The composition of the preliminary purchase price is as follows:

Cash	$12,085
Common stock	3,141
Deferred cash payments, as discounted	949
Total purchase consideration	$16,175

The Company incurred $200 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded within general and administrative expense on the consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$2,604
Accounts receivable	10,855
Other current assets	1,337
Equity investment	2,450
Fixed assets	108
Digital content	355
Advertiser relationships	6,132
Trade names	2,277
Goodwill	2,935
Accounts payable	(7,416)
Accrued expenses and other	(2,440)
Unearned revenue	(1,203)
Other long-term liabilities	(543)
Deferred tax liabilities	(1,276)
Net assets acquired	$16,175

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the digital content was determined using a cost approach. The fair values of the advertiser relationships were determined by projecting the acquired entity’s cash flows, deducting notional contributory asset charges on supporting assets (working capital, tangible assets, trade names, and the assembled workforce) to compute the excess cash flows associated with the advertiser relationships. The fair values of the trade names were determined by projecting revenue associated with each trade name and applying a royalty rate to compute the amount of the royalty payments the company is relieved from paying due to its ownership of the trade names. The estimated weighted average useful life is two years (2.00 years) for digital content, eight point seventy-five years (8.75 years) for advertiser relationships, and fourteen point five years (14.50 years) for trade names.

The excess-of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill will be deductible for tax purposes.

Supplemental Pro forma Information

The following table summarizes the results of operations of the Athlon acquisition from the acquisition date included in the condensed consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Athlon from acquisition date of April 1, 2022 (unaudited):
Revenue	$15,370	$-	$32,887	$-
Net income	81	-	2,521	-
Combined entity supplemental pro forma information had the acquisition date been January 1, 2021 (unaudited):
Revenue:
Athlon	$15,370	$15,966	$48,797	$51,458
Arena	51,336	59,575	147,137	127,936
Total supplemental pro forma revenue	$66,706	$75,541	$195,934	$179,394
Net income (loss):
Athlon	$81	$1,030	$1,945	$3,644
Arena	(16,586)	(24,707)	(58,682)	(70,827)
Adjustments	533	(306)	(1,310)	158
Total supplemental pro forma net loss	$(15,972)	$(23,983)	$(59,047)	$(67,025)

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s reporting period.

The adjustments for the three months ended September 2022 and 2021 of $533 and ($306), respectively, represents adjustments: (1) to record depreciation and amortization expense related to the fixed and intangible assets acquired from the acquisition of $0 and ($306); and (2) to record the deferred tax (benefit) provision related to the acquisition $533 and $0, respectively. The adjustments for the nine months ended September 2022 and 2021 of ($1,310) and $158, respectively, represents adjustments (1) to record depreciation and amortization expense related to the fixed and intangible assets acquired from the acquisition of ($234) and ($918); (2) to record (reverse) the nonrecurring transaction cost related to the acquisition of $200 and ($200); and (3) to record the deferred tax (benefit) provision related to the acquisition of ($1,276) and $1,276, respectively.

Further details are provided under the heading Athlon Acquisition in Note 17.

Buffalo Groupe, LLC – On September 27, 2022, the Company entered into an asset purchase agreement with Buffalo Groupe, LLC, doing business as Morning Read, a Virginia limited liability company, where it purchased certain intellectual properties (including all media properties, trademarks, service marks, domain names, trade names corporate names and other identifiers of goodwill), certain assumed contracts, and other certain rights related to the intellectual properties (collectively, the “Morning Read Purchased Assets”) and assumed certain liabilities related to the Morning Read Purchased Assets. The purchase consideration consisted of a cash payment of $850 at closing.

The Company accounted for the asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets.

The purchase consideration totaled $850, which was assigned to the brand name acquired on the closing date of the acquisition. The useful life for the brand name is ten years (10.0 years).

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

The excess-of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill will be deductible for tax purposes.

Fulltime Fantasy Sports, LLC – On July 15, 2021, the Company entered into an asset purchase agreement with Fulltime Fantasy Sports, LLC, a Delaware limited liability company (“Fulltime Fantasy”), where it purchased certain intellectual properties (including databases, documents and certain rights related to the intellectual properties), subscriber and customer records, and other certain rights related to the intellectual properties (collectively the “Fulltime Fantasy Purchased Assets”) and assumed certain liabilities related to the Fulltime Fantasy Purchased Assets. The purchase price consisted of: (1) a cash payment of $335 (paid in advance), including transaction related costs of $35, (2) 34,092 restricted shares the Company’s common stock (subject to certain vesting earn-out provisions and certain buy-back rights), with 11,364 shares vested at closing and another 11,364 shares vested on December 31, 2021, and (3) a cash earn-out payment of $225 (paid in January 2022). The remaining consideration of a cash earn-out payment of $225 was paid on June 30, 2022 and the remaining 11,364 restricted shares of the Company’s common stock vested on June 30, 2022.

The Company accounted for the asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. Transaction-related costs of $35 were assigned to the identifiable asset and recorded as part of the consideration transferred.

The composition of the purchase price is as follows:

Cash (including $35,000 of transaction related costs)	$335
Restricted stock	168
Deferred cash payments	419
Deferred restricted stock	335
Total purchase consideration	$1,257

The purchase consideration totaled $1,257 (including $35 of transaction related costs), which was assigned to a database acquired on the closing date of the acquisition. The useful life for the database is three years (3.0 years).

3.	Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – Accounts receivable are presented net of allowance for doubtful accounts. The allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 was $2,278 and $1,578, respectively.

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if it expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and, therefore, meet the capitalization criteria. The Company has elected to apply the practical expedient to account for these costs at the portfolio level. The sales commissions paid to third-party agents are amortized as the magazines are sent to the subscriber on an issue-by-issue basis. Subscription acquisition costs are included within selling and marketing expenses in the condensed consolidated statements of operations.

The current portion of the subscription acquisition costs as of September 30, 2022 and December 31, 2021 was $22,800 and $30,162, respectively. The noncurrent portion of the subscription acquisition costs as of September 30, 2022 and December 31, 2021 was $7,497 and $8,235, respectively. Subscription acquisition costs as of September 30, 2022 presented as current assets of $22,800 are expected to be amortized over a one-year period, or through September 30, 2023 and $7,497 presented as long-term assets are expected to be amortized after the one-year period ending September 30, 2023.

Royalty Fees – Royalty fees represent royalties due to ABG-SI, LLC (“ABG”) in connection with the Sports Illustrated media business. The Company’s guaranteed minimum annual royalties are $15,000, with payment to be made in advance on a quarterly basis, and the royalty fee payments are amortized monthly. The Company’s guaranteed minimum annual royalties are $15,000 and require payment in advance on a quarterly basis that are amortized monthly. As of September 30, 2022 and December 31, 2021, $0 and $11,250, respectively, were paid in advance and reflected within current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	September 30, 2022	December 31, 2021
Office equipment and computers	$1,670	$1,345
Furniture and fixtures	228	1
	1,898	1,346
Less accumulated depreciation and amortization	(1,105)	(710)
Net property and equipment	$793	$636

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $150 and $114, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $395 and $334, respectively. No impairment charges have been recorded for the three and nine months ended September 30, 2022. Impairment charges of $427 have been recorded for the three and nine months ended September 30, 2021.

Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2022	December 31, 2021
Platform development	$19,948	$21,997
Less accumulated amortization	(9,609)	(12,698)
Net platform development	$10,339	$9,299

Amortization expense for the three months ended September 30, 2022 and 2021, was $1,511 and $1,144, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021, was $4,268 and $3,273, respectively.

A summary of platform development activity for the nine months ended September 30, 2022 is as follows:

Platform development beginning of year	$21,997
Payroll-based costs capitalized during the period	3,990
Less dispositions	(7,357)
Total capitalized costs	18,630
Stock-based compensation	1,529
Impairments	(211)
Platform development end of period	$19,948

For the nine months ended September 30, 2022, impairment charges of $211 has been recorded for platform development. For the three and nine months ended September 30, 2021, impairment charges of $435 have been recorded for platform development.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of September 30, 2022			As of December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(14,069)	$3,264	$17,579	$(11,465)	$6,114
Trade names	5,396	(1,069)	4,327	3,328	(782)	2,546
Brand names	6,025	(685)	5,340	5,175	(298)	4,877
Subscriber relationships	73,459	(43,510)	29,949	73,459	(32,623)	40,836
Advertiser relationships	8,372	(1,113)	7,259	2,240	(570)	1,670
Digital content	355	(89)	266	-	-	-
Database	2,397	(1,647)	750	2,397	(1,104)	1,293
Subtotal amortizable intangible assets	113,337	(62,182)	51,155	104,178	(46,842)	57,336
Website domain name	-	-	-	20	-	20
Total intangible assets	$113,337	$(62,182)	$51,155	$104,198	$(46,842)	$57,356

Amortization expense for the three months ended September 30, 2022 and 2021 was $5,230 and $5,039, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $15,560 and $14,941, respectively. For the three and nine months ended September 30, 2022 and 2021, impairment charges of $209 and $42, respectively, were recorded for intangible assets.

Goodwill – The changes in carrying value of goodwill are as follows:

	As of
	September 30, 2022	December 31, 2021
Carrying value at beginning of year	$19,619	$16,140
Goodwill acquired in acquisition of The Spun	-	3,479
Goodwill acquired in acquisition of Athlon	2,935	-
Carrying value at end of period	$22,554	$19,619

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill.

4.	Leases

The Company’s real estate lease for the use of office space was subleased during the year ended December 31, 2021 (as further described below). The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 2.01 years.

The table below presents supplemental information related to operating leases:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Operating lease costs during the period (1)	$727	$2,718
Cash payments included in the measurement of operating lease liabilities during the period	$351	$2,787
Weighted-average remaining lease term (in years) as of period-end	2.01	2.75
Weighted-average discount rate during the period	9.90%	9.90%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs:
Cost of revenue	$-	$630	$-	$1,261
Selling and marketing	-	181	-	362
General and administrative	328	148	891	297
Total operating lease costs (1)	328	959	891	1,920
Sublease income	(55)	-	(164)	-
	$273	$959	$727	$1,920

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the three and nine months ended September 30, 2022 of $170 and $510, respectively, and month-to-month lease arrangements for the three and nine months ended September 30, 2022 of $95 and $191, respectively.

Maturities of the operating lease liability as of September 30, 2022 are summarized as follows:

Years Ending December 31,
2022 (remaining three months of the year)	$120
2023	486
2024	373
Minimum lease payments	979
Less imputed interest	(95)
Present value of operating lease liability	$884
Current portion of operating lease liability	$413
Long-term portion of operating lease liability	471
Total operating lease liability	$884

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024. As of September 30, 2022, the Company is entitled to receive total sublease income of $537.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships (each membership provides a certain number of accounts that equate to the use of the space granted). The term of the agreement was for 27 months, with 15 months remaining at $57 per month for 110 accounts.

5.	Line of Credit

On December 6, 2021, the Company entered into an amendment to its financing and security agreement for its line of credit with FPP Finance LLC (“FastPay”) that was originally entered into on February 27, 2020, pursuant to which (i) the maximum amount of advances available was increased to $25,000 from $15,000 (subject to eighty-five (85%) of eligible accounts receivable), (ii) the interest rate on the facility applicable margin was decreased to 6.0% per annum from 8.5% per annum (the facility bears interest at the LIBOR rate plus the applicable margin), and (iii) the maturity date was extended to February 28, 2024 from February 6, 2022. The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. As of September 30, 2022 and December 31, 2021, the balance outstanding under the FastPay line of credit was $18,474 and $11,988, respectively.

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

The following table presents the components of the restricted stock liabilities:

	As of
	September 30, 2022	December 31, 2021
Restricted stock liabilities (before imputed interest)	$2,307	$3,801
Less imputed interest	(155)	(177)
Present value of restricted stock liabilities	2,152	3,624
Less principal payments during the period	(2,152)	(1,472)
Restricted stock liabilities at end of period (reflected in accrued expenses and other)	$-	$2,152

The Company recorded the repurchase of 26,214 and 12,098 during the nine months ended September 30, 2022 and 2021, respectively, of the Company’s restricted common stock on the condensed consolidated statements of stockholders’ deficiency. Effective April 4, 2022, there are no longer any shares of the Company’s common stock subject to repurchase. During the nine months ended September 30, 2022 and 2021, the Company paid $2,307 and $1,419 in cash for the repurchase, including interest of $155 and $254, respectively.

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of September 30, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	533	1,777
Convertible debentures	-	704	258	962
Series J convertible preferred stock	932	932	467	2,331
Series K convertible preferred stock	191	478	82	751
Total	$1,756	$2,740	$1,340	$5,836

	As of December 31, 2021
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	1,164	1,172	792	3,128
Convertible debentures	-	873	242	1,115
Series I convertible preferred stock	1,386	1,386	613	3,385
Series J convertible preferred stock	1,560	1,560	490	3,610
Series K convertible preferred stock	180	722	50	952
Total	$4,305	$5,713	$2,187	$12,205

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

During the three and nine months ended September 30, 2022, the Company recorded liquidated damages of $339 and $639 (including accrued interest of $143 and $300), respectively. During the three and nine months ended September 30, 2022, liquidated damages of $197 were recorded as a result of the Registration Rights Damages resulting from not registering Series K convertible preferred stock (the “Series K Preferred Stock”) timely. Further details as of the date these condensed consolidated financial statements were issued are provided under the heading Liquidated Damages in Note 17.

As of September 30, 2022, the short-term and long-term liquidated damages payable were $5,836 and $0, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of September 30, 2022 until paid. There is no scheduled date when the unpaid liquidated damages become due.

As of December 31, 2021, the short-term and long-term liquidated damages payable were $5,197 and $7,008, respectively. The long-term portion was converted into shares of the Company’s common stock on January 24, 2022, as further described below.

On January 24, 2022, the Company entered into several stock purchase agreements with several investors, where the Company was liable to for liquidated damages, pursuant to which the Company issued an aggregate of 505,671 shares of its common stock at a price equal to $13.86 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the ninety (60) previous trading days), to the investors in lieu of an aggregate of $7,008 owed in liquidated damages. In connection with the stock purchase agreements, the Company filed a registration statement covering the resale of the 505,671 shares of the Company’s common stock. The Company recorded $6,685 in connection with the issuance of shares of the Company’s common stock and recognized a gain of $323 on the settlement of the liquidated damages, which was recorded within additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

For the three months ended September 30, 2021, the change in valuation of warrant derivative liabilities of $802 was recognized as other income on the condensed consolidated statement of operations. For the nine months ended September 30, 2021, the change in valuation of warrant derivative liabilities of $497 was recognized as other expense on the condensed consolidated statement of operations.

9.	Long-term Debt

Senior Secured Note

As of September 30, 2022 and December 31, 2021, the Company’s outstanding obligation under its senior secured note with BRF Finance Co., LLC, an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, is summarized as follows:

●	On March 24, 2020, the Company entered into a second amended and restated note when the principal balance outstanding under its note issued on September 19, 2019 was $51,336 (including accrued interest), due on September 14, 2022 (as further amended). The terms of the note also permitted the Company to enter into a Delayed Draw Term Note (as described below), in the aggregate principal amount of $12,000;

●	On October 23, 2020, the Company entered into a first amendment to second amended and restated note issued on March 24, 2020 (“Amendment 1”), where the maturity date was changed to December 31, 2022 (as further amended) from September 14, 2022, subject to certain acceleration conditions and interest payable on the note on September 30, 2020, December 31, 2020, March 31, 2021, September 30, 2021, September 30, 2021, and December 31, 2021 will be payable in-kind in arrears on the last day of such fiscal quarter. Alternatively, at the option of the holder, such interest amounts originally could have been paid in shares of previously designated Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock was converted into shares of the Company’s common stock, such interest amounts can be converted into shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments;

●	On May 19, 2021, the Company entered into a second amendment to the second amended and restated note issued March 24, 2020 (“Amendment 2”), pursuant to which: (i) the interest rate on the Senior Secured Note, as defined below, decreased from a rate of 12.0% per annum to a rate of 10.0% per annum; and (ii) the Company agreed that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, it will prepay the certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions; provided, that, this mandatory prepayment obligation does not apply to any proceeds that the Company received from shares of the Company’s common stock issued pursuant to a certain securities purchase agreement during the 90-day period commencing on May 20, 2021;

●	On December 6, 2021, the Company entered into a third amendment to the second amended and restated note issued March 24, 2020 (“Amendment 3”), where the Company was permitted to increase the FastPay line of credit in an aggregate principal amount not to exceed $25,000; and

●	On January 23, 2022, the Company entered into a fourth amendment to the second amended and restated note issued March 24, 2020 (“Amendment 4”), where the maturity date on the note was extended to (i) December 31, 2023 from December 31, 2022 upon the consummation of the equity financing on February 15, 2022 (further details are provided below), or (ii) the date accelerated pursuant to certain terms of Amendment 4.

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

Delayed Draw Term Note

As of September 30, 2022 and December 31, 2021, the Company’s outstanding obligation under its delayed draw term note with B. Riley is summarized as follows:

●	On March 24, 2020, the Company entered into a delayed draw term note (the “Delayed Draw Term Note”) with an interest rate of 15.0% per annum, pursuant to the second amended and restated note purchase agreement, in the aggregate principal amount of $12,000. The terms of the note provided that up to $8,000 in principal amount was due on March 31, 2021;

●	On March 24, 2020, the Company drew down $6,914 under the Delayed Draw Term Note, with interest payable in-kind in arrears on the last day of each fiscal quarter;

●	On October 23, 2020, pursuant to the terms of Amendment 1, the maturity date of the Delayed Draw Term Note was changed to March 31, 2022 (as further amended) from March 31, 2021. Amendment 1 also provided that the holder, could originally elect, in lieu of receipt of cash for payment of all or any portion of the interest due or cash payments up to a certain conversion portion of the Delayed Draw Term Note, to receive shares of Series K Preferred Stock; however, after December 18, 2020, the date the Series K Preferred Stock converted into shares of the Company’s common stock, the holder may elect, in lieu of receipt of cash for such amounts, shares of the Company’s common stock at the price the Company last sold shares of the Company’s common stock;

●	On October 23, 2020, $3,367, including principal and accrued interest of the Delayed Draw Term Note, converted into shares of the Company’s Series K Preferred Stock, which shares were further converted into shares of the Company’s common stock;

●	On May 19, 2021, pursuant to Amendment 2, the interest rate on the Delayed Draw Term Note decreased to a rate of 10.0% per annum from a rate of 15.0% per annum;

●	On December 28, 2021, the Company drew down $5,086 under the Delayed Draw Term Note, and after payment of commitment and funding fees paid of $509, the Company received net proceeds of $4,578; and

●	On February 15, 2022, pursuant to Amendment 4, the maturity date on the Delayed Draw Term Note was extended to (i) December 31, 2022 from March 31, 2022 for $5,925 of principal due and (ii) December 31, 2023 from March 31, 2022 for $4,000 of principal due, subject to certain acceleration terms.

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

The following table summarizes the long-term debt:

	As of September 30, 2022			As of December 31, 2021
	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance (including accrued interest)	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Note, as amended, matures December 31, 2023	$62,691	$(1,132)	$61,559	$62,691	$(1,935)	$60,756
Delayed Draw Term Note, as amended, matures December 31, 2023	9,928	(155)	9,773	9,928	(567)	9,361
Total	$72,619	$(1,287)	$71,332	$72,619	$(2,502)	$70,117
Carrying value
Current portion			$5,899			$5,744
Long-term portion			65,433			64,373
Total			$71,332			$70,117

As of September 30, 2022 and December 31, 2021, the Company’s Delayed Draw Term Note, as amended, carrying value of $9,773 and $9,361, respectively, was as follows: (1) $5,899 and $5,744 for the first draw (including accrued interest and less unamortized discount and debt issuance costs of $26 and $180), respectively; and (2) $3,874 and $3,617 for the second draw (including accrued interest and less unamortized discount and debt issuance costs of $129 and $387), respectively. As of September 30, 2022, the effective interest of the Senior Secured Note, Delayed Draw Term Note first draw and second draw was 11.4%, 11.7% and 12.5%, respectively.

The following table summarizes principal maturities of long-term debt:

Years Ending December 31,
2022	$5,924
2023	66,695
$72,619

10. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, which as of September 30, 2022 has been designated and issued as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 14,556 shares are outstanding.

Series H Preferred Stock

The Company recorded the issuance of 70,380 shares of the Company’s common stock upon conversion of 510 shares of the Company’s series H convertible preferred stock (the “Series H Preferred Stock”) during the nine months ended September 30, 2022, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company recorded the issuance of 6,888 shares of the Company’s common stock upon conversion of 50 shares of the Company’s Series H Preferred Stock during the three and nine months ended September 30, 2021, as reflected on the condensed consolidated statements of stockholders’ deficiency.

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

The Company eliminated the Series L Preferred Stock. Even though the stockholders ratified the Extended Rights Agreement, the Board determined that the Rights Agreement was no longer necessary or in the best interest of the Company and its stockholders. The Board thus determined to terminate the Rights Agreement by amending its expiration date from May 3, 2024 to July 15, 2022 pursuant to an amendment to the Extended Rights Agreement. The amendment effectively terminated all preferred share purchase rights under the Rights Agreement such that they are no longer issued or outstanding.

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

On May 20, 2021 and May 25, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 974,351 shares of the Company’s common stock, at a per share price of $15.40 for aggregate gross proceeds of $15,005 in a private placement. On September 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an aggregate of 324,676 shares of the Company’s common stock, at a per share price of $15.40 for gross proceeds of $5,000 in a private placement that was in addition to the closings that occurred on May 20, 2021 and May 25, 2021. After payment of legal fees and expenses the investors of $167, of which $100 was paid in cash to B. Riley, the Company received net proceeds of $19,838. The Company used the proceeds for general corporate purposes.

Common Stock Warrants

The Company issued warrants to purchase shares of the Company’s common stock to MDB Capital Group, LLC (the “MDB Warrants”), L2 Capital, LLC (the “L2 Warrants”), Strome Mezzanine Fund LP (the “Strome Warrants”), and B. Riley Financial, Inc. (the “B. Riley Warrants”) in connection with various financing transactions (collectively, the “Financing Warrants”).

The Financing Warrants outstanding and exercisable as of September 30, 2022 are summarized as follows:

	Exercise Price	Expiration Date	Total Outstanding and Exercisable Shares
Strome Warrants	$11.00	June 15, 2023	68,182
B. Riley Warrants	7.26	October 18, 2025	39,773
MDB Warrants	25.30	October 19, 2022	5,435
MDB Warrants	55.00	October 19, 2022	2,728
Total			116,118

The intrinsic value of exercisable but unexercised in-the-money stock warrants as of September 30, 2022 was $232, based on a fair market value of the Company’s common stock of $13.10 per share on September 30, 2022.

12.	Compensation Plans

The Company provides stock-based compensation in the form of (a) restricted stock awards to certain employees (referred to as the “Restricted Stock Awards”), (b) stock option grants to employees, directors and consultants under the 2016 Stock Incentive Plan (the “2016 Plan”), (c) stock option awards, restricted stock awards and units, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants under the 2019 Equity Incentive Plan (the “2019 Plan”), (d) stock option awards, restricted stock awards and units, unrestricted stock awards, and stock appreciation rights to employees, directors and consultants under the Equity Incentive Plan (the “2022 Plan”) (collectively, the 2016 Plan, 2019 Plan and 2022 Plan are referred to as the “Equity Plans”), (e) stock option awards outside of the 2016 Plan, 2019 Plan and 2022 Plan to certain officers, directors and employees (referred to as the “Outside Options”), (f) common stock warrants to the Company’s publisher partners (referred to as the “Publisher Partner Warrants”), and (g) common stock warrants to ABG (referred to as the “ABG Warrants”). Effective with the adoption of the 2022 Plan, the Company ceased issuing new awards under the 2016 Plan and 2019 Plan.

Stock-based compensation and equity-based expense charged to operations or capitalized during the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Restricted
	Stock	Equity	Outside	ABG
	Awards	Plans	Options	Warrants	Totals
During the Three Months Ended September 30, 2022
Cost of revenue	$402	$2,370	$-	$-	$2,772
Selling and marketing	-	810	-	-	810
General and administrative	7	4,472	-	250	4,729
Total costs charged to operations	409	7,652	-	250	8,311
Capitalized platform development	-	404	-	-	404
Total stock-based compensation	$409	$8,056	$-	$250	$8,715

During the Three Months Ended September 30, 2021
Cost of revenue	$12	$1,719	$1	$-	$1,732
Selling and marketing	-	1,346	75	-	1,421
General and administrative	414	4,162	-	746	5,322
Total costs charged to operations	426	7,227	76	746	8,475
Capitalized platform development	2	482	3	-	487
Total stock-based compensation	$428	$7,709	$79	$746	$8,962

	Restricted
	Stock	Equity	Outside	ABG
	Awards	Plans	Options	Warrants	Totals
During the Nine Months Ended September 30, 2022
Cost of revenue	$1,236	$6,366	$-	$-	$7,602
Selling and marketing	-	2,149	-	-	2,149
General and administrative	7	13,669	105	1,245	15,026
Total costs charged to operations	1,243	22,184	105	1,245	24,777
Capitalized platform development	-	1,529	-	-	1,529
Total stock-based compensation	$1,243	$23,713	$105	$1,245	$26,306

During the Nine Months Ended September 30, 2021
Cost of revenue	$61	$4,865	$4	$-	$4,930
Selling and marketing	-	3,835	224	-	4,059
General and administrative	560	10,642	-	1,498	12,700
Total costs charged to operations	621	19,342	228	1,498	21,689
Capitalized platform development	11	1,330	6	-	1,347
Total stock-based compensation	$632	$20,672	$234	$1,498	$23,036

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of September 30, 2022 was as follows:

	Restricted
	Stock	Equity	Outside	ABG
	Awards	Plans	Options	Warrants	Totals
Unrecognized compensation cost	$1,112	$36,606	$-	$1,257	$38,975
Expected weighted-average period expected to be recognized (in years)	0.68	2.22	-	1.25	2.14

Further details as of the date these condensed consolidated financial statements were issued are provided under the heading Compensation Plans in Note 17.

Stock Option Repricing

On March 18, 2022, the Company approved a repricing of certain outstanding stock options (the “Stock Option Repricing”) granted under the Company’s 2016 Plan and the 2019 Plan that had an exercise price above $8.82 per share, including certain outstanding stock options held by senior management of the Company. The Stock Option Repricing also included certain outstanding stock options granted outside of the 2016 Plan and 2019 Plan. The Stock Options Repricing was approved by the Board and stockholders. As a result of the Stock Option Repricing, the exercise prices were set to $8.82 per share, which was the closing sale price of the Company’s common stock as listed on the NYSE American exchange on March 18, 2022. Except for the repricing of the stock options under the 2019 Plan, all terms and conditions of each stock option remain in full force and effect. For the repricing of the stock options under the 2019 Plan, the Company (i) modified the exercise price; (ii) will allow cashless exercise as a method of paying the exercise price, and (iii) will waive a lock-up provision in the stock option agreements. All other term and conditions of each of the stock options under the 2019 Plan remain in full force and effect.

The Stock Option Repricing of approximately 4,343,017 stock option grants (for 340 employees) that were issued to employees of the Company, including senior management, resulted in incremental cost of $6,061, of which $143 was recognized at the time of the Stock Option Repricing for the fully vested awards and included in the condensed consolidated statement of operations, and $5,918 will recognized over the remaining vesting term of the original award at the repricing date.

13.	Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product line, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by category:
Digital revenue
Digital advertising	$28,513	$18,325	$74,852	$39,397
Digital subscriptions	4,629	7,699	16,580	22,474
Other revenue	4,848	4,221	13,193	5,834
Total digital revenue	37,990	30,245	104,625	67,705
Print revenue
Print advertising	12,541	3,356	27,697	6,904
Print subscriptions	16,175	25,974	47,702	53,327
Total print revenue	28,716	29,330	75,399	60,231
Total	$66,706	$59,575	$180,024	$127,936
Revenue by geographical market:
United States	$64,187	$57,764	$174,680	$123,652
Other	2,519	1,811	5,344	4,284
Total	$66,706	$59,575	$180,024	$127,936
Revenue by timing of recognition:
At point in time	$62,077	$51,876	$163,444	$105,462
Over time	4,629	7,699	16,580	22,474
Total	$66,706	$59,575	$180,024	$127,936

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

The following table provides information about contract balances:

	As of
	September 30, 2022	December 31, 2021
Unearned revenue (short-term contract liabilities):
Digital subscriptions	$18,020	$14,693
Print revenue	33,663	39,337
	$51,683	$54,030
Unearned revenue (long-term contract liabilities):
Digital subscriptions	$871	$1,446
Print revenue	10,620	13,831
	$11,491	$15,277

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

The effective tax rate benefit for the nine months ended September 30, 2022 and 2021 was 2.2% and 0.3%, respectively. The deferred income tax benefit for the nine months ended September 30, 2022 was primarily due to discrete items.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of September 30, 2022 and 2021.

15.	Related Party

For the nine months ended September 30, 2022 and 2021, the Company had several transactions with B. Riley, a principal stockholder, where the Company paid fees associated with the common stock public offering totaling approximately $2,440 and $0, respectively.

For the three months ended September 30, 2022 and 2021, the Company paid in cash or accrued interest that was added to the principal on the Senior Secured Note and Delayed Draw Term Note due to B. Riley, a principal stockholder, of $1,856 (paid in cash) and $1,641 (accrued interest that was added to the principal), respectively. For the nine months ended September 30, 2022 and 2021, the Company paid in cash or accrued interest that was added to the principal on the Senior Secured Note and Delayed Draw Term Note due to B. Riley, a principal stockholder, of $5,507 (paid in cash) and $5,253 (accrued interest that was added to the principal), respectively.

Consulting and Service Contracts

For the three months ended September 30, 2022 and 2021, the Company paid James C. Heckman, its former Chief Executive Officer, consulting fees of $43 and $52, respectively, in connection with a consulting agreement, as amended from time to time. For the nine months ended September 30, 2022 and 2021, the Company paid Mr. Heckman consulting fees of $307 and $155, respectively, in connection with a consulting agreement, as amended from time to time. For the nine months ended September 30, 2022, the Company paid an entity affiliated with Mr. Heckman, Roundtable Media, L.L.C., a net revenue share amount of $52 and $82, respectively, in connection with a partner agreement.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger (as further described in Note 6), pursuant to which the Company agreed to repurchase shares of the Company’s common stock from certain key personnel of HubPages, including from Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 16,802 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month. For the nine months ended September 30, 2022, the Company repurchased 9,927 shares of the Company’s common stock for $874. Effective April 4, 2022, Mr. Edmondson no longer has any shares of the Company’s common stock subject to repurchase.

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

Liquidated Damages

From October 1, 2022 through the date these condensed consolidated financial statements were issued, the Company accrued additional liquidated damages of $100 (including accrued interest) as a result of the Registration Rights Damages resulting from not registering Series K Preferred Stock timely, and the liquidated damages will continue to accrue until the registration statement registering such preferred stock is effective, up to a maximum of $473.

Athlon Acquisition

On September 16, 2022, management announced its plan to dispose of certain operations of Athlon, referred to as the Parade print business, after the last edition is distributed in November 2022, as well as the Relish and Spry Living print products after October 2022 (collectively, “Parade Print”). The Company expects to incur certain charges and settlement a potential liability (as further described below) in connection with these activities in the quarter ending December 31, 2022.

The Company estimates severance and related commissions for the employees, where the Company identified a number of Parade employees who are primarily focused on the print business and who will be departing in a one-time restructuring event of $1,000, and a potential liability to settle an existing purchase commitment for paper used in the production of Parade Print. The potential liability amount will be recorded at the time of the disposal.

As a result of the planned disposal, certain pro forma adjustments reflected in the supplemental pro forma information are subject to change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Form 10-K filed with the SEC on April 1, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those set forth above. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see the section above under the heading “Forward-Looking Statements.”

All dollar figures are presented in thousands unless otherwise stated.

Overview

We are a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publishers (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated (the “Sports Illustrated media business”), own and operate TheStreet, Inc. (“TheStreet”), College Spun Media Incorporated (“The Spun”), and Athlon Holdings, Inc. (“Athlon”), and power more than 200 independent Publisher Partners, including Biography, History, and the many sports team sites that comprise FanNation, among others. Each Publisher Partner joins the Platform by invitation-only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, subscription marketing and ad monetization, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities.

Key Operating Metrics

We monitor and review the key operating metrics described below as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods, including an 81% increase year-over-year from 2020 to 2021 and a 90% increase in the nine months ended September 30, 2022 as compared to the same period in fiscal 2021. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

Our key operating metrics are identified below:

●	Revenue per page view (“RPM”) – represents the advertising revenue earned per 1,000 pageviews. It is calculated as our advertising revenue during a period divided by our total page views during that period and multiplied by $1,000; and

●	Monthly average pageviews – represents the total number of pageviews in a given month or the average of each month’s pageviews in a fiscal quarter or year, which is calculated as the total number of page views recorded in a quarter or year divided by three months or 12 months, respectively.

For pricing indicators, we focus on RPM as it is the pricing metric most closely aligned with monthly average pageviews. RPM is an indicator of yield and pricing driven by both advertising density and demand from our advertisers.

Monthly average pageviews are measured across all properties hosted on the Arena Platform and provide us with insight into volume, engagement and effective page management and are therefore our primary measure of traffic. We utilize a third-party source, Google Analytics, to confirm this traffic data.

As described above, these key operating metrics are critical for management as they provide insights into our digital advertising revenue generation and overall business performance. This information also provides feedback on the content on our website and its ability to attract and engage users, which allows us to make strategic business decisions designed to drive more users to read or view more of our content and generate higher advertising revenue across all properties hosted on the Arena Platform.

For the three and nine months ended September 30, 2022 our RPM was $18.08 and $15.77, respectively. For the three and nine months ended September 30, 2022 our monthly average pageviews were 498,031,050 and 515,104,614, respectively. For the three and nine months ended September 30, 2021 our RPM was $16.46 and $13.59, respectively. For the three and nine months ended September 30, 2021 our monthly average pageviews were 378,714,372 and 325,391,284, respectively.

Liquidity and Capital Resources

Cash and Working Capital Facility

As of September 30, 2022, our principal sources of liquidity consisted of cash of $13,303. In addition, as of September 30, 2022, we had $6,526 available for additional use, subject to eligible accounts receivable, under our working capital facility with FPP Finance LLC (“FastPay”). As of September 30, 2022, the outstanding balance of the FastPay working capital facility was $18,474. We also had accounts receivable, net of our advances from FastPay of $15,188 as of September 30, 2022. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $10,934.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 4, 7 and 9 in our accompanying condensed consolidated financial statements for amounts outstanding as of September 30, 2022, related to leases, liquidated damages and long-term debt, respectively. There have been no material changes during the nine months ended September 30, 2022 to our contractual obligations as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Working Capital

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of September 30, 2022 and December 31, 2021 was as follows:

	As of
	September 30, 2022	December 31, 2021
Current assets	$74,245	$77,671
Current liabilities	(117,242)	(116,413)
Working capital deficit	(42,997)	(38,742)

As of September 30, 2022, we had a working capital deficit of $42,997, as compared to $38,742 as of December 31, 2021, consisting of $74,245 in total current assets and $117,242 in total current liabilities. As of December 31, 2021, our working capital deficit consisted of $77,671 in total current assets and $116,413 in total current liabilities.

Our cash flows during the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(14,676)	$(8,262)
Net cash used in investing activities	(12,315)	(10,674)
Net cash provided by financing activities	30,945	18,130
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,954	$(806)
Cash, cash equivalents, and restricted cash, end of period	$13,805	$8,729

For the nine months ended September 30, 2022, net cash used in operating activities was $14,676, consisting primarily of $184,858 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $7,209 of cash paid for interest, offset by $177,391 of cash received from customers. For the nine months ended September 30, 2021, net cash used in operating activities was $8,262, consisting primarily of $132,422 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $902 of cash paid for interest, offset by $125,062 of cash received from customers.

For the nine months ended September 30, 2022, net cash used in investing activities was $12,315, consisting primarily of $10,331 for the acquisition of a business; $3,990 for capitalized costs for our Platform; and $444 for property and equipment, offset by $2,450 from the sale of an equity investment. For the nine months ended September 30, 2021, net cash used in investing activities was $10,674, consisting primarily of $7,357 for the acquisition of businesses; $3,017 for capitalized costs for our Platform; and $300 for property and equipment.

For the nine months ended September 30, 2022, net cash provided by financing activities was $30,945, consisting primarily of $30,490 (net of issuance costs paid of $1,568) in net proceeds from a public offering of common stock; $6,486 from advancements of our FastPay line of credit; and $94 from exercises of common stock options, offset by $3,520 for tax payments relating to the withholding of shares of common stock for certain employees; $2,152 related to payments of restricted stock liabilities; and $453 payment for The Spun deferred cash payment. For the nine months ended September 30, 2021, net cash provided by financing activities was $18,130 consisting primarily of $19,838 (net of issuance cost paid of $167) in net proceeds from a private placement of common stock, offset by $1,165 related to payments of restricted stock liabilities; $473 from repayments of our FastPay line of credit; and $70 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Operations

Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$66,706	$59,575	$7,131	12.0%
Cost of revenue	40,504	32,215	8,289	25.7%
Gross profit	26,202	27,360	(1,158)	-4.2%
Operating expenses
Selling and marketing	20,103	22,892	(2,789)	-12.2%
General and administrative	13,847	14,557	(710)	-4.9%
Depreciation and amortization	4,478	4,055	423	10.4%
Loss on lease termination	-	7,345	(7,345)	-100.0%
Loss impairment of assets	209	904	(695)	-76.9%
Total operating expenses	38,637	49,753	(11,116)	-22.3%
Loss from operations	(12,435)	(22,393)	9,958	-44.5%
Total other (expense)	(3,523)	(2,544)	(979)	38.5%
Loss before income taxes	(15,958)	(24,937)	8,979	-36.0%
Income taxes	(547)	230	(777)	-337.8%
Net loss	$(16,505)	$(24,707)	$(8,202)	-33.2%
Basic and diluted net loss per common share	$(0.90)	$(2.15)	$1.25	-58.1%
Weighted average number of common shares outstanding – basic and diluted	18,284,670	11,491,412	6,793,258	59.1%

Net Loss

For the three months ended September 30, 2022, as referenced in the above table, net loss was $16,505, as compared to $24,707 for the three months ended September 30, 2021, which represents a decrease of $8,202. The primary driver for the decrease in net loss was an increase of $7,131 in revenue, with a decrease in operating expenses of $11,116 during the three months ended September 30, 2022.

Revenue

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Three Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Digital revenue
Digital advertising	$28,513	$18,325	$10,188	55.6%
Digital subscriptions	4,629	7,699	(3,070)	-39.9%
Other revenue	4,848	4,221	627	14.9%
Total digital revenue	37,990	30,245	7,745	25.6%
Print revenue
Print advertising	12,541	3,356	9,185	273.7%
Print subscriptions	16,175	25,974	(9,799)	-37.7%
Total print revenue	28,716	29,330	(614)	-2.1%
Total revenue	$66,706	$59,575	$7,131	12.0%

For the three months ended September 30, 2022, as referenced in the above table, total revenue increased $7,131 or 12.0% from $59,575 to $66,706. The majority of the revenue driver was derived from total digital revenue which increased $7,745, or 25.6%, from the prior year period primarily due to an increase in digital advertising revenue of $10,188, or 55.6%. The increase in digital advertising revenue was mainly driven by a 32% increase in monthly average pageviews and a 10% increase in revenue per pageview with 86% of the total increase driven by organic growth and the remainder due to the acquisition of Athlon. Other revenue increased by $627, or 15%, despite the fact that the Sports Illustrated Swim magazine (“SI Swim”) launch added $3,033 of revenue to the third quarter of 2021 but was launched in the second quarter of 2022. Total print revenue decreased $614, or 2.1%, from $29,330 for the three months ended September 30, 2021 to $28,716 for the three months ended September 30, 2022 primarily related to a planned decrease from the Sports Illustrated media business as we reduced the rate base from 1.7 million to 1.2 million to focus on more profitable subscriptions. This was largely offset by the addition of the Athlon publications, which were acquired during the second quarter of 2022.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Publisher Partner revenue share payments	$4,471	$4,913	$(442)	-9.0%
Technology, Platform and software licensing fees	4,851	2,363	2,488	105.3%
Royalty fees	3,750	3,750	-	0.0%
Content and editorial expenses	11,057	11,943	(886)	-7.4%
Printing, distribution and fulfillment costs	11,058	5,240	5,818	111.0%
Amortization of developed technology and platform development	2,413	2,242	171	7.6%
Stock-based compensation	2,772	1,732	1,040	60.0%
Other cost of revenue	132	32	100	312.5%
Total cost of revenue	$40,504	$32,215	$8,289	25.7%

For the three months ended September 30, 2022, as referenced in the above table, we recognized cost of revenue of $40,504, as compared to $32,215 for the three months ended September 30, 2021, which represents an increase of $8,289 or 25.7%. Cost of revenue for the third quarter of 2022, was impacted by increases in printing, distribution, and fulfillment costs of $5,818, primarily due to the Athlon acquisition, which was acquired in the second quarter of 2022. We announced that we would be shutting down the Parade print business as of November 13, 2022, eliminating unprofitable aspects of the business.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses by category:

	Three Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$5,025	$3,004	$2,021	67.3%
Stock-based compensation	810	1,421	(611)	-43.0%
Professional marketing services	550	882	(332)	-37.6%
Circulation costs	1,808	1,056	752	71.2%
Subscription acquisition costs	9,778	13,013	(3,235)	-24.9%
Advertising costs	1,474	2,344	(870)	-37.1%
Other selling and marketing expenses	658	1,172	(514)	-43.9%
Total selling and marketing	$20,103	$22,892	$(2,789)	-12.2%

For the three months ended September 30, 2022, as referenced in the above table, we incurred selling and marketing expenses of $20,103 as compared to $22,892 for the three months ended September 30, 2021, a decrease of $2,789 or 12.2% from the prior period. The decrease in selling and marketing expenses of $2,789 was primarily due to decreases in subscription acquisition costs of $3,235; advertising costs of $870; stock-based compensation of $611; and other selling and marketing expenses $514. Offsetting these decreases, payroll and employee benefits of selling and marketing account management support teams increased $2,021 and circulation costs grew by $752, both of which were a result of the addition of the Athlon properties, which were acquired in the second quarter of 2022.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$4,573	$3,586	$987	27.5%
Stock-based compensation	4,729	5,322	(593)	-11.1%
Professional services, including accounting, legal and insurance	3,166	4,090	(924)	-22.6%
Other general and administrative expenses	1,379	1,559	(180)	-11.5%
Total general and administrative	$13,847	$14,557	$(710)	-4.9%

For the three months ended September 30, 2022, as referenced in the above table, we incurred general and administrative expenses of $13,847 as compared to $14,557 for the three months ended September 30, 2021, a decrease of $710 or 4.9% from the prior period. The decrease is primarily related to professional services of $924; and stock-based compensation of $593, offset by an increase in payroll and related expenses of $987.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Three Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Change in valuation of warrant derivative liabilities	$-	$802	$(802)	-100.0%
Interest expense	(3,184)	(2,512)	(672)	26.8%
Liquidated damages	(339)	(834)	495	-59.4%
Total other expenses	$(3,523)	$(2,544)	$(979)	38.5%

Change in Valuation of Warrant Derivative Liabilities. The change of $802 in the valuation of warrant derivative liabilities for the three months ended September 30, 2021 was the result no longer having any warrant derivative liabilities as of September 30, 2022.

Interest Expense. We incurred interest expense of $3,184 for the three months ended September 30, 2022, as compared to $2,512 for the three months ended September 30, 2021. The increase in interest expense of $672 was primarily from additional cash paid interest from our debt.

Liquidated Damages. We recorded liquidated damages of $339 for the three months ended September 30, 2022, as compared to $834 for the three months ended September 30, 2021. The decrease of $495 primarily resulted from no further liquidated damages assessed under certain corresponding agreements and only recording interest expense related to the previous liquidated damages assessed.

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$180,024	$127,936	$52,088	40.7%
Cost of revenue	115,730	83,264	32,466	39.0%
Gross profit	64,294	44,672	19,622	43.9%
Operating expenses
Selling and marketing	56,626	54,232	2,394	4.4%
General and administrative	43,325	37,587	5,738	15.3%
Depreciation and amortization	13,124	11,982	1,142	9.5%
Loss on lease termination	-	7,345	(7,345)	-100.0%
Loss on impairment of assets	466	904	(438)	-48.5%
Total operating expenses	113,541	112,050	1,491	1.3%
Loss from operations	(49,247)	(67,378)	18,131	-26.9%
Total other (expense)	(9,149)	(3,679)	(5,470)	148.7%
Loss before income taxes	(58,396)	(71,057)	12,661	-17.8%
Income taxes	1,235	230	1,005	437.0%
Net loss	$(57,161)	$(70,827)	$13,666	-19.3%
Basic and diluted net loss per common share	$(3.30)	$(6.38)	$3.08	-48.3%
Weighted average number of common shares outstanding – basic and diluted	17,339,882	11,100,416	6,239,466	56.2%

Net loss

For the nine months ended September 30, 2022, as referenced in the above table, net loss was $57,161, as compared to $70,827 for the nine months ended September 30, 2021, which represents an improvement of $13,666. The primary driver for the improvement in net loss was due to an $52,088 increase in revenue, which was partially offset by an increase in cost of revenue of $32,466; and an increase in operating expenses of $1,491 during the nine months ended September 30, 2022.

Revenue

The following table sets forth revenue by product line and the corresponding percent of total revenue:

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Digital revenue
Digital advertising	$74,852	$39,397	$35,455	90.0%
Digital subscriptions	16,580	22,474	(5,894)	-26.2%
Other revenue	13,193	5,834	7,359	126.1%
Total digital revenue	104,625	67,705	36,920	54.5%
Print revenue
Print advertising	27,697	6,904	20,793	301.2%
Print subscriptions	47,702	53,327	(5,625)	-10.5%
Total print revenue	75,399	60,231	15,168	25.2%
Total revenue	$180,024	$127,936	$52,088	40.7%

For the nine months ended September 30, 2022, as referenced in the above table, total revenue increased $52,088, or 40.7% from $127,936 to $180,024. Total digital revenue increased $36,920, or 54.5%, from the prior year period, primarily due to an increase in digital advertising revenue of $35,455, or 90.0%. The increase in digital advertising revenue was mainly due to a 58% increase in average pageviews and a 16% increase in revenue per pageview for the nine months ended September 30, 2022, as compared to the same period in the prior year with 95% of the total increase driven by organic growth and the remainder due to the acquisition of Athlon. Other revenue increased by $7,359, or 126%, as we added new licensing and syndication relationships and by expanding existing ones to leverage our content with increased monetization. Total print revenue increased $15,168, or 25.2%, from $60,231 for the nine months ended September 30, 2021 to $75,399 for the nine months ended September 30, 2022 primarily related to $26,988 from Athlon magazine circulations, which was acquired during the second quarter of 2022, offset by a decrease of $11,820 from the Sports Illustrated media business.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Publisher Partner revenue share payments	$14,242	$15,759	$(1,517)	-9.6%
Technology, Platform and software licensing fees	12,561	7,579	4,982	65.7%
Royalty fees	11,250	11,250	-	0.0%
Content and editorial expenses	36,104	25,864	10,240	39.6%
Printing, distribution and fulfillment costs	26,602	11,171	15,431	138.1%
Amortization of developed technology and platform development	7,099	6,566	533	8.1%
Stock-based compensation	7,602	4,930	2,672	54.2%
Other cost of revenue	270	145	125	86.2%
Total cost of revenue	$115,730	$83,264	$32,466	39.0%

For the nine months ended September 30, 2022, as referenced in the above table, we recognized cost of revenue of $115,730, as compared to $83,264 for the nine months ended September 30, 2021, which represents an increase of $32,466 or 39.0%. Cost of revenue for the nine months ended September 30, 2022 was impacted by increases in printing, distribution and fulfillment costs of $15,431; and content and editorial expenses of $10,240, with both increases primarily due to the Athlon acquisition, which occurred in the second quarter of 2022; technology, Platform and software licensing fees of $4,982; stock-based compensation of $2,672; and amortization of developed technology and platform development of $533; partially offset by a decrease in Publisher Partner revenue share payments of $1,517.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses by category:

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$13,276	$8,518	$4,758	55.9%
Stock-based compensation	2,149	4,059	(1,910)	-47.1%
Professional marketing services	2,390	1,895	495	26.1%
Circulation costs	3,613	2,831	782	27.6%
Subscription acquisition costs	28,463	28,539	(76)	-0.3%
Advertising costs	4,591	5,503	(912)	-16.6%
Other selling and marketing expenses	2,144	2,887	(743)	-25.7%
Total selling and marketing	$56,626	$54,232	$2,394	4.4%

For the nine months ended September 30, 2022, as referenced in the above table, we incurred selling and marketing expenses of $56,626, as compared to $54,232 for the nine months ended September 30, 2021, an increase of $2,394 or 4.4% from the prior year period. The increase in selling and marketing expenses of $2,394 is primarily related to increase in payroll of selling and marketing account management support teams of $4,758, of which $3,355 was related to the addition of the Athlon business.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and related expenses for executive, sales and administrative personnel	$13,501	$11,018	$2,483	22.5%
Stock-based compensation	15,026	12,700	2,326	18.3%
Professional services, including accounting, legal and insurance	10,043	10,125	(82)	-0.8%
Other general and administrative expenses	4,755	3,744	1,011	27.0%
Total general and administrative	$43,325	$37,587	$5,738	15.3%

For the nine months ended September 30, 2022, as referenced in the above table, we incurred general and administrative expenses of $43,325, as compared to $37,587 for the nine months ended September 30, 2021, an increase of $5,738 or 15.3% from the prior year period. The increase was primarily related to payroll and related expenses for executive and administrative personnel of $2,483; stock-based compensation of $2,326; and other general and administrative expenses of $1,011.

Other (Expenses) Income

The following table sets forth other (expense) income:

	Nine Months Ended September 30,		2022 versus 2021
	2022	2021	$ Change	% Change
Change in valuation of warrant derivative liabilities	$-	$497	$(497)	-100.0%
Interest expense	(8,510)	(7,695)	(815)	10.6%
Liquidated damages	(639)	(2,198)	1,559	-70.9%
Gain upon debt extinguishment	-	5,717	(5,717)	-100.0%
Total other expenses	$(9,149)	$(3,679)	$(5,470)	148.7%

Change in Valuation of Warrant Derivative Liabilities. The change of $497 in the valuation of warrant derivative liabilities for the nine months ended September 30, 2021 was the result of no longer having any warrant derivative liabilities as of September 30, 2022.

Interest Expense. We incurred interest expense of $8,510 for the nine months ended September 30, 2022, as compared to $7,695 for the nine months ended September 30, 2021. The increase in interest expense of $815 was primarily from additional cash paid interest from our debt.

Liquidated Damages. We recorded liquidated damages of $639 for the nine months ended September 30, 2022, as compared to $2,198 for the nine months ended September 30, 2021. The decrease of $1,559 primarily resulted from no further liquidated damages assessed under certain corresponding agreements and only recording interest expense related to the previous liquidated damages assessed.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment of $5,717 (including accrued interest) pursuant to the forgiveness of the Paycheck Protection Program Loan for the nine months ended September 30, 2021.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss, adjusted for (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in derivative valuations, (vi) liquidated damages, (vii) gain upon extinguishment of debt, (viii) loss on lease termination, (ix) loss on impairment of assets, (x) professional and vendor fees, and (xi) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that Adjusted EBITDA:

●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income taxes, which is a noncash expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in derivative valuations and, although this is a noncash expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;

●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any gains upon debt extinguishment, which we do not consider in our evaluation of our business operations;
●	does not reflect any losses on termination of our leases, which is a noncash operating expense;
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and
●	does not reflect payments related to employee restructuring changes for the former Chief Financial Officer of Athlon and our former Chief Executive Officer.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(16,505)	$(24,707)	$(57,161)	$(70,827)
Add:
Interest expense (1)	3,184	2,512	8,510	7,695
Deferred income taxes	547	(230)	(1,235)	(230)
Depreciation and amortization (2)	6,891	6,297	20,223	18,548
Stock-based compensation (3)	8,311	8,475	24,777	21,689
Change in derivative valuations	-	(802)	-	(497)
Liquidated damages (4)	339	834	639	2,198
Gain upon debt extinguishment (5)	-	-	-	(5,717)
Loss on lease termination (6)	-	7,345	-	7,345
Loss on impairment of assets (7)	209	904	466	904
Professional and vendor fees (8)	-	2,124	-	5,152
Employee restructuring payments (9)	-	513	679	580
Adjusted EBITDA	$2,976	$3,265	$(3,102)	$(13,160)

(1)	Represents interest expense (net of interest income) of $3,184 and $2,512, for the three months ended September 30, 2022 and 2021, respectively, and interest expense (net of interest income) of $8,510 and $7,695, for the nine months ended September 30, 2022 and 2021, respectively. Interest expense is related to our capital structure. Interest expense varies over time due to a variety of financing transactions. Interest expense includes $281 and $533 for amortization of debt discounts for the three months ended September 30, 2022 and 2021, respectively, and $1,215 and $1,534 for amortization of debt discounts for the nine months ended September 30, 2022 and 2021, as presented in our condensed consolidated statements of cash flows, which are a noncash item. Investors should note that interest expense will recur in future periods.
(2)	Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of $2,413 and $2,242, for the three months ended September 30, 2022 and 2021, respectively, and depreciation and amortization included within operating expenses of $4,478 and $4,055 for the three months ended September 30, 2022 and 2021, respectively. Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of $7,099 and $6,566, for the nine months ended September 30, 2022 and 2021, respectively, and depreciation and amortization included within operating expenses of $13,124 and $11,982 for the nine months ended September 30, 2022 and 2021, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

(3)	Represents noncash costs arising from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Represents damages (or interest expense related to accrued liquidated damages) we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(5)	Represents a gain upon extinguishment of the Paycheck Protection Program Loan.
(6)	Represents our loss related to the surrender and termination of our lease of office space located in New York based on our decision to no longer lease office space.
(7)	Represents our impairment of certain assets that no longer are useful.

(8)

Represents one-time, non-recurring third party professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers, and other vendors (these fees are collectively referred to as “Professional Fees”) related to (i) the preparation of periodic reports in order for us to become current on our Exchange Act reporting obligations, (ii) up-list to a national exchange, (iii) contemplated and completed acquisitions, (iv) public and private offerings of our securities and other financings, and (v) stockholder disputes and the implementation of our Rights Agreement.

The table below summarizes the costs defined above that we incurred during fiscal 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Category	2022	2021	2022	2021
(i) Catch-up periodic reports	$-	$1,654	$-	$3,795
(ii) Up-list	-	61	-	93
(iii) M&A	-	89	-	338
(iv) Public & private offerings and other financings	-	120	-	388
(v) Stockholder disputes/Rights Agreement	-	200	-	538
Totals	$-	$2,124	$-	$5,152

We incurred the majority of the Professional Fees during the three and nine months ended September 30, 2021 for preparation of our Exchange Act periodic reports, and because these costs were incurred for multiple reporting periods over several years simultaneously, the invoices received from our vendors itemized the services that each vendor provided for each respective reporting obligation (i.e., a quarterly or annual audit by year). As such, we were able to reasonably estimate the cost of a normal year’s compliance with Exchange Act reporting requirements related to periodic reports. Therefore, we did not adjust for (or add back) such normal year’s fees in calculating Adjusted EBITDA. Management believes that these Professional Fees represent non-recurring, infrequent and unusual expenses and does not expect to incur such expenses in the future.

(9)	Represents severance payments to the former Chief Financial Officer of Athlon and our former Chief Executive Officer for the three and nine months ended September 30, 2022 and 2021.

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

As permitted by SEC guidance, management excluded from its assessment the operations of Athlon, which was acquired on April 1, 2022, and which accounted for approximately 14.9% of our consolidated total assets as of September 30, 2022 and approximately 17.1% of our consolidated revenue, for the nine months ended September 30, 2022.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, we issued or repurchased unregistered securities to the extent identified in this Item 2.

Unregistered Issuances

None.

Repurchases

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1*	Certificate of Elimination of Series L Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 18, 2022.

4.1	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of July 15, 2022, by and between The Arena Group Holdings, Inc. and American Stock Transfer & Trust Company, LLC., which was filed as Exhibit 4.1 to our Current Report on Form 8-K on July 15, 2022.

10.1	Standstill Agreement, dated July 15, 2022, by and among The Arena Group Holdings, Inc., B. Riley Financial, Inc., B. Riley Securities, Inc., B. Riley Principal Investments, LLC, BRF Investments, LLC, Bryant R. Riley and their affiliates and subsidiaries, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on July 15, 2022.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+ In accordance with Regulation S-T, the Inline XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith but not “filed”.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Arena Group Holdings, Inc.

Date: November 9, 2022	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ SPIROS CHRISTOFORATOS
Spiros Christoforatos
Chief Accounting Officer
(Principal Accounting Officer)

