Form 10-K
period 2022-12-31
Arena Group Holdings, Inc.
filed 2023-03-31
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-12471

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

As of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter for fiscal 2022, the aggregate market value of the common stock held by non-affiliates was $90,417,933. This calculation is based upon the closing price of the common stock of $9.00 per share on that date, as reported by the NYSE American.

As of March 21, 2023, the Registrant had 18,820,926 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Form 10-K

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, and expansion plans and the adequacy of our funding. Other statements contained in this Annual Report on Form 10-K that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

Forward-looking statements in this Annual Report on Form 10-K, for example, statements about:

●	our ability to achieve and maintain profitability in the future;

●	our ability to maintain an effective system of internal control over financial reporting;

●	our ability to attract new subscribers and to persuade existing subscribers to renew their subscriptions;

●	the success of strategic relationships with third parties;

●	our ability to recruit and retain qualified personnel;

●	our ability to manage our growth effectively, including through strategic acquisitions;

●	our ability to attract, develop, and retain capable Publisher Partners and expert contributors;

●	our ability to attract new advertisers and to persuade existing advertisers to continue to advertise on the Platform;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to respond to general economic conditions;

●	the impact of the novel coronavirus (“COVID-19”) pandemic;

●	our ability to continue to satisfy NYSE American listing rules;

●	our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements; and

●	other factors detailed under the section entitled “Risk Factors.”

We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

Certain risks are discussed in this Annual Report on Form 10-K and also from time to time in our other filings with the U.S. Securities and Exchange Commission (the “SEC” or “Commission”).

This Annual Report on Form 10-K and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Risk Factor Summary

The following is a summary of the principal risks to which our business is subject. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and carefully consider the risks and uncertainties described in more detail in the section titled “Risk Factors” of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

Risks Related to Our Business

●	If we fail to retain current users or add new users, or if our users decrease their level of engagement with the Platform, our business would be seriously harmed.

●	The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

●	The sales and payment cycle for online advertising is long, and such sales may not occur when anticipated or at all, all of which could adversely affect our business.

●	We are dependent on the continued services and on the performance of key third party content contributors, the loss of which could adversely affect our business.

●	Our revenues could decrease if the Platform does not continue to operate as intended.

●	The growing percentage of users whose computers, tablets, or phones that do not support identification through third-party cookies, mobile identifiers, or other tracking technologies could adversely affect our business, results of operations, and financial conditions.

●	Our Publisher Partners may engage in intentional or negligent misconduct or other improper activities on the Platform or otherwise misuse the Platform, which may damage our brand image, our business and our results of operations.

●	The Platform and our technology systems contain open source software, which may pose particular risk to our proprietary software and Platform features and functionalities in a manner that negatively affect our business.

Economic and Operational Risks

●	We may have difficulty managing our growth.

●	The strategic relationships that we may be able to develop and on which we may come to rely may not be successful.

●	A significant portion of our revenues is derived from a single customer. If we were to lose this customer, our revenues could decrease significantly.

●	Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

●	We operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities.

●	Real or perceived errors, failures, or bugs in the Platform could adversely affect our operating results and growth prospects.

●	Malware, viruses, hacking attacks, and improper or illegal use of the Platform could harm our business and results of operations.

●	If we are unable to protect our intellectual property rights, our business could suffer.

●	We could be required to cease certain activities or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

●	We are subject to a variety of laws and regulations in the United States and abroad that are constantly evolving and involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services, and the related compliance costs and our failure to comply with these laws and regulations could adversely affect our business.

●	Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability, regulatory exposure, reputational harm and increased security costs.

●	Existing or future strategic alliances, long-term investments and acquisitions may have a material and adverse effect on our business, reputation and results of operations.

●	Our products may require availability of components or known technology from third parties and their non-availability can impede our growth.

●	Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as acts of war and terrorism.

●	Compliance with the reporting obligations under the United States securities laws and Section 404 of the Sarbanes-Oxley Act (“Sarbanes”) will require expenditure of capital and other resources and may divert management’s attention. If we fail to comply with these reporting obligations or to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

●	Unfavorable economic and market conditions could adversely affect our business, reputation and results of operations.

Risks Related to Our Indebtedness, Financial Condition, and Internal Control

●	As the general economic and market conditions present uncertainty as to our ability to secure additional capital, there can be no assurances that we will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations.

●	We have a history of losses.

●	Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.

●	Any future litigation against us could be costly and time-consuming to defend.

●	Our ability to utilize our net operating loss carryforwards may be limited.

Risks Related To Governance

●	We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel, the loss of which could adversely affect our business.

●	The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

●	Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

●	Provisions in our Certificate of Incorporation and Bylaws and Delaware law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders and limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Risks Related to Investment in Our Securities

●	The trading price of the shares of our common stock has been and may continue to be volatile and could subject us to litigation.

●	Our Board is authorized to issue additional shares of our common stock that would dilute existing stockholders and sales, distribution or issuance of substantial amounts of our common stock could cause the market price of our common stock to decline.

●	We may issue additional securities with rights superior to those of our common stock, which could materially limit the ownership rights of our stockholders.

We may issue additional securities with rights superior to those of our common stock, which could materially limit the ownership rights of our stockholders.

Part I

Item 1. Business

The Arena Group Holdings, Inc. (the “Company,” “Arena Group,” “we,” “our,” or “us”), is a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated (“Sports Illustrated”), own and operate TheStreet, Inc. (“TheStreet”) and College Spun Media Incorporated (“The Spun”), Parade Media (“Parade”), Men’s Journal and power more than 225 independent Publisher Partners, including the many sports team sites that comprise FanNation. Each Publisher Partner joins the Platform by invitation only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While the Publisher Partners benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

The Platform

We developed the Platform, a proprietary online publishing platform that provides our owned and operated media businesses, Publisher Partners (who are third parties producing and publishing content on their own domains), and individual creators contributing content to our owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by us. We have also developed proprietary advertising technology, techniques and relationships that allow us, our Publisher Partners and Expert Contributors to monetize online, editorially focused content through various display and video advertisements and tools and services for driving a subscription or membership based business and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”). Our Platform offers audiences bespoke content with optimized design and page construction.

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

The Platform Services include:

●	Content management, machine learning driven content recommendations, traffic redistribution, hosting and bandwidth;

●	Video publishing, hosting, and player solution via an integrated set of third-party providers;

●	Dashboards for our Publisher Partners as well as integration with leading analytics services like Google Analytics;

●	User account management;

●	User account migration to platform, including emails and membership data;

●	Technical support team to support our Publisher Partners and staff (if applicable) on the Platform;

●	Advertising serving, trafficking/insertion orders, yield management, and reporting and collection;

●	Various integrations to enable the syndication of content (e.g., Apple News, Facebook Instant Articles, Google AMP, Google news and RSS feeds); and

●	Other features, as they may be added to the Platform from time to time.

Our Publisher Partners use the Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of our Publisher Partners and us (the “Partner Agreements”). Our Publisher Partners incur the costs with respect to creating their content; thus, not requiring capital expenditures by us. Pursuant to the Partner Agreements, we and our Publisher Partners split revenue generated from the Platform Services used in connection with the Publisher Partner’s content based on certain criteria such as whether the revenue was from direct or programmatic advertising sales, was generated by our Publisher Partner or us, was generated in connection with a subscription or a membership, was generated from syndicating or licensing the content to third-parties, or whether the revenue was derived from affiliate links.

Subject to the terms and conditions of each Partner Agreement and in exchange for the Platform Services, our Publisher Partners grant us, for so long as our Publisher Partner’s assets are hosted on the Platform, (i) the right to use, host, store, cache, reproduce, publish, publicly display, distribute, transmit, modify, adapt and create derivative works of the content provided by the Publisher Partner to provide, maintain and improve the Platform Services; (ii) use, publicly display, distribute and transmit the name, logo, and trademarks of the Publisher Partner to identify them as users of the Platform Services; (iii) exclusive control of ads.txt with respect to our Publisher Partner’s domains and (iv) the exclusive right to include our Publisher Partner’s website domains and related URLs in our coalition in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen or other similar measuring services selected by us. As such, the Platform serves as the primary digital media and social platform with respect to each of our Publisher Partners’ website domains during the applicable term of each Partner Agreement.

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

Our growth strategy is to continue to expand the coalition by adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform. In each vertical, we seek to build around a leading brand, such as Sports Illustrated (for sports), TheStreet (for finance) and Parade and Men’s Journal (for lifestyle), surround it with subcategory specialists, and further enhance coverage with individual Expert Contributors. The primary means of expansion is adding independent Publisher Partners or acquiring publishers that have premium branded content and can broaden the reach and impact of the Platform. As our digital revenue and gross margin grows, we believe we can further accelerate our growth. Specifically, our 2023 growth initiatives include: (i) increasing syndication of the content on our Platform through the re-publishing the content on third-party websites, (ii) offering of podcasts and e-commerce through our Platform, (iii) growing Sports Illustrated sportsbook (“SI Sportsbook”), (iv) acquiring or developing new verticals for our users, and (v) continuing to identify and partner with new Publisher Partners.

Sports Illustrated

In 2019, we entered into a licensing agreement, as amended (the “Sports Illustrated Licensing Agreement”) with ABG-SI LLC (“ABG”), pursuant to which we have the exclusive right and license in the United States, Canada, Mexico, United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated media business (in the English and Spanish languages), including to (i) operate the digital and print editions of Sports Illustrated (including all special interest issues and the swimsuit issue) and Sports Illustrated for Kids, (ii) develop new digital media channels under the Sports Illustrated brands, and (iii) operate certain related businesses, including without limitation, special interest publications, video channels, bookazines, and the licensing and/or syndication of certain products and content under the Sports Illustrated brand. ABG is a brand development, marketing, and entertainment company.

Since assuming management of the Sports Illustrated media assets in October 2019, we have implemented significant changes to rebuild the historic brand and beacon of sports journalism, to evolve and expand the business, and to position it for growth and continued success going forward.

With respect to Sports Illustrated Swim (“SI Swim”), we have transitioned to a female-focused lifestyle brand, with the annual content release in May 2022. Our fan-facing event to celebrate the 2022 annual content release and ongoing digital sponsorships was held over several nights in May 2022 and we partnered with Hard Rock, Maybelline, Celsius, Frida Mom and others.

SI Sportsbook, an online sports betting app, was launched in 2021 in Colorado and has expanded to several states through the end of fiscal 2022. Pursuant to a licensing agreement, we provide content for SI Sportsbook and our partner, 888 Holdings PLC, one of the world’s leading online betting and gaming companies, provides the gambling engine, which it makes available to users in certain states in which it is registered.

TheStreet

TheStreet is a leading financial news and information provider to investors and institutions worldwide and produces business news and market analysis for individual investors. TheStreet has a strong editorial tradition, robust subscription platform, and valuable membership base to us, and benefits from our mobile-friendly CMS, social, video, and monetization technology.

The Spun

The Spun, founded in September 2012, and acquired by us in June 2021, is an online independent sports publication that brings readers the most interesting athletic stories of the day. The Spun focuses on the social media aspect of the industry. The former Chief Executive Officer of The Spun is now serving as our Senior Vice President of Growth, a role we believe will continue to assist us in growing our sports vertical business.

Parade

We acquired Parade, a premium-branded company in April 2022 which helped to expand our digital audience reach. Parade has become the anchor of our new lifestyle vertical, and Athlon Sports, one of Parade’s premium-brands, has expanded our sports vertical. In the fourth quarter of 2022, we discontinued the Parade print business. See Note 3, Discontinued Operations in our accompanying consolidated financial statements for additional information.

Men’s Journal

We acquired the digital assets of Men’s Journal from Weider Publications, a subsidiary of A360 Media, LLC in December 2022 to supplement our growing lifestyle vertical. This suite of digital assets provides our audience with access to premium active lifestyle brands including Men’s Journal, Men’s Fitness, Surfer, Powder, Bike, SKATEboarding, Snowboarder and NewSchoolers.

HubPages

HubPages enhances the user’s experience by including content from individual creators to the HubPages network of premium content channels that are owned and operated by Arena. These channels, such as PetHelpful, dengarden and Fashionista, act as an open community for writers, explorers, knowledge seekers, and conversation starters to connect in an interactive and informative online space.

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

On September 20, 2021, we re-branded to “The Arena Group.” Effective on February 8, 2022, we changed our legal name to The Arena Group Holdings, Inc. in conjunction with filing a Certificate of Amendment and Certificate of Corrections with the State of Delaware and on February 9, 2022, our common stock began trading on the NYSE American.

Intellectual Property

We use proprietary technology to operate our business, and our success depends, in part, on our ability to protect our technology and intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.

As of December 31, 2022, we had 7 issued patents in the United States, all expiring by 2033.

As of December 31, 2022, we also owned approximately 1,300 U.S. copyright registrations and had unregistered copyrights in our software documentation, software code, marketing materials, and website content that we develop, and owned over 1,600 registered domain names. As of December 31, 2022, we also owned 165 U.S. trademark registrations, 15 pending U.S. trademark applications, and 88 issued foreign trademark registrations and 20 pending foreign trademark applications in over 30 countries, and a number of unregistered marks that we use in the United States and other countries to promote our brands.

Our registered trademarks are all subject to renewal at various times through 2033.

We will continue to file updated trademark applications in the United States and abroad to reflect our branding evolution and to continue strengthening our trademark portfolio as financial resources permit. From time to time we also expect to file additional patents and copyrights.

Our Publisher Partners and Licensing

In connection with our Partner Agreements and any other applicable agreements between us and our Publisher Partners, (i) we and our affiliates own and retain (a) all right, title, and interest in and to the Platform, other Monetization Solutions and data collected by us, and (b) we and our licensors’ trademarks and branding and all software and technology we use to provide and operate the Platform and Monetization Solutions, and (ii) each Publisher Partner owns and retains (a) all right, title, and interest in and to the Publisher Partner’s assets, content, and data collected by Publisher Partner and (b) each Publisher Partner’s trademarks and branding.

Seasonality

We do experience seasonality during the year, as a result of advertising seasonality and sports seasons and major sporting events. Advertising typically peaks in the fourth quarter of our fiscal year as advertisers concentrate their budgets during the holiday season. This trend is magnified as it also includes the professional sports and college football seasons, which account for a significant portion of our advertising revenue during that period of the year. Other sporting events such as the Super Bowl, Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased traffic surrounding the respective events.

Competition

Currently, we believe that there are many competitors delivering media content in the verticals that we serve on the web and on mobile devices and an even broader array of general media companies and major media brands that compete for the attention of users and the advertisers who desire to reach them. We have developed a playbook that leverages our state-of-the-art platform to optimize the performance of both our owned and operated and our Publisher Partners’ properties. The playbook is a set of processes, procedures and tactics that help improve the consumer experience, develop a greater organic audience reach, apply data management and artificial intelligence tools, optimize monetization and leverage content through syndication and improved distribution. This all happens within our vertical structure, which leverages the iconic brands leading each vertical to deliver a highly engaging and effective experience for our users, advertisers and subscribers.

The web provides unlimited access to the market by niche or general media companies, so there are a large number and variety of direct competitors of ours competing for audience and ad and membership dollars. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with us in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those markets more effectively. The following is a list of possible competitors and their respective categories:

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

Government Regulations

Our operations are subject to a number of United States federal and state laws and regulations that involve data privacy, data protection, rights of publicity, content regulation, intellectual property, or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. We continue to monitor existing and pending laws and regulations. and the impact of regulatory changes cannot be predicted with certainty.

Several government authorities, both in the United States and abroad, and private parties are increasing their focus on privacy issues and the use of personal information. All U.S. states have enacted some form of data security legislation, including data breach notification laws. There are a number of federal laws governing data privacy, and a growing number of U.S. states have enacted laws regarding the collection, use and disclosure of personal information. California has been the most active in consumer privacy legislation, including passing a comprehensive law requiring transparency, access, and choice known as the California Consumer Privacy Act of 2018 (the “CCPA”), which was amended by the California Privacy Rights Act (the “CPRA”) which went into effect January 1, 2020, with enforcement beginning in June 2023. In addition to California, certain states have already enacted (e.g. VA, CO, CT, and UT) comprehensive consumer privacy legislation and numerous others have introduced or are considering similar legislation. Certain states, such as Massachusetts, have also enacted legislation requiring that companies have written information security programs to protect certain personal data, and more states are considering laws for or have enacted laws about information security, which may require the adoption of written information security policies that are consistent with state laws if businesses have personal information of residents of those states.

Data privacy and information security legislation is also being considered at the federal level. In the United States, the Federal Trade Commission (“FTC”) and state attorneys general have oversight of business operations concerning the use of personal information and breaches of the privacy laws under existing consumer protection laws. In particular, an attorney general or the FTC may examine privacy policies to ensure that a company discloses all material practices and fully complies with representations in the policies regarding the manner in which the information provided by visitors to a website is used and disclosed, and the failure to do so could give rise to penalties under state or federal unfair competition or consumer protection laws. The California Attorney General has begun aggressively investigating companies, especially those with websites, with respect to CCPA compliance, and these investigations include inquiries into issues for which there has not yet been clear guidance issued by the state, such as regarding third party cookies that collect personal information from users when they visit our and other websites.

We review our privacy policies and overall operations on a regular basis to ensure compliance with applicable United States federal and state laws, and to the extent applicable, any foreign laws. We launched a CCPA compliance program in January 2020, and have expedited it to cover CPRA as well. On an annual basis we review the program and adjust our privacy notice and compliance program practices to account for our evolving practices and the CCPA/CPRA regulations, which were first promulgated in July 2020 and continue to be subject to ongoing rulemaking. There are conflicting interpretations of the law that have been adopted by various parties in the digital media industry, and given the lack of guidance to date on many of these issues, our compliance posture on some issues might not be accepted by the State of California.

In addition to the laws of the United States, we may be subject to foreign laws regulating web sites and online services, and the laws in some jurisdictions outside of the United States are stricter than the laws in the United States. For instance, in May 2018, the General Data Protection Regulation (the “GDPR”) went into effect in the EU and European Economic Area and Switzerland. The GDPR includes operational requirements for companies that receive or process personal data of residents of the EU that include significant penalties for non-compliance. In addition, some EU countries are considering or have passed legislation implementing additional data protection requirements or requiring local storage and processing of personal data or similar requirements that could increase the cost and complexity of delivering our services. The GDPR also includes certain requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, as well as requirements for establishing a lawful basis on which personal data can be processed. How the GDPR will be fully applied to online services, including cookies and digital advertising, is still being determined through ongoing rulemaking and evolving interpretation by applicable authorities. On June 16, 2020, the Court of Justice of the European Union (“CJEU), declared the E.U.-U.S. Privacy Shield framework (“Privacy Shield”) to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the E.E.A. to the United States. We are addressing this issue, for instance, by including standard contractual clauses as part of our Data Processing Agreements; however, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature, which seems possible given the rationale behind the CJEU’s concerns about U.S. law and practice on government surveillance. GDPR also convers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue).

Social networking websites are also under increasing scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Some rules call for more stringent age-verification techniques, attempt to mandate data retention or data destruction by Internet providers, and impose civil or criminal penalties on owners or operators of social networking websites.

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

Our business could also be adversely affected if regulatory enforcement authorities, such as the California Attorney General or EU/EEA data protection authorities, take issue with any of our approaches to compliance, or if new laws, regulations or decisions regarding the collection, storage, transmission, use or disclosure of personal information are implemented in such ways that impose new or additional technological requirements on us, limit our ability to collect, transmit, store and use or disclose the information, or if government authorities or private parties challenge our data privacy or security practices that result in liability to, or restrictions on us, or we experience a significant data or information breach which would require public disclosure under existing notification laws and for which we may be liable for damages or penalties.

Furthermore, governments of applicable jurisdictions might attempt to regulate our transmissions or levy sales or other taxes relating to our activities even though we do not have a physical presence or operate in those jurisdictions. As our platforms, products and advertising activities are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions and pay various taxes in those jurisdictions. We address state and local jurisdictions where we believe we have nexus, however, there can be no assurance that we have complied with all jurisdictions that may assert that we owe taxes.

Currently, we carry cybersecurity and business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.

Human Capital Resources

Our total number of employees as of December 31, 2021, was 400, of which 391 were full-time employees and 9 were part-time employees. Roughly 23% of our workforce, or 92 employees, is represented by a union named The NewsGuild of New York, CWA Local 31003 (the “Guild”) pursuant to a binding Memorandum of Agreement executed by and between the Guild and The Arena Media Brands, LLC (“Arena Media”) on December 31, 2021 (the “MOA”), which covers Sports Illustrated editorial staff. The MOA is intended to be finalized in the form of a collective bargaining agreement during fiscal 2023. The MOA comprehensively addresses the terms of employment for covered employees and non-employees regarding, among other things, wages, raises, bonuses, severances, benefits, discipline and the like. We have incorporated the terms of the MOA into our fiscal 2022 employment practices.

Corporate Culture

We like to say that The Arena Group is where the action is - where passion drives each of us. The things we love are what keep us coming back to read, watch and experience the best in sports, finance, and entertainment – brought to you by the iconic brands you admire most. We are building out the pathways to passion – your ticket to continuous excitement.

We are working to build and sustain a company culture that enables our employees to show up as their best, whole selves; to communicate, collaborate, and innovate with their colleagues, no matter where they are located; and to learn, grow, and belong.

DEI Initiatives

We believe that a workforce rich in diversity of thought, background, and experience helps us build a company and community where we can all succeed. This year, we launched our first company-wide Diversity, Equity, and Inclusion (“DEI”) Council – comprised of 18 employees with a variety of identities and backgrounds that also represented as wide a selection as possible across brands, functions, and tenures at Arena, and most importantly, represented a clear commitment to diversity and inclusion at our company. The Council meets monthly, and meets with and advises senior leadership on how to direct an annual DEI budget.

We expect to launch our first company-wide engagement survey in 2023, alongside multi-faceted efforts to build and sustain an inclusive culture of feedback and engagement. The feedback from this survey will help us prioritize our best next steps in continued improvement of our workplace community.

Available Information

We file our annual, periodic and current reports, and other required information, electronically with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We also make available on our website at www.thearenagroup.net, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We use our website, blog, press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not incorporated into this filing.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Listed below is a summary of the principal risks that could adversely affect our business, operations and financial results. There are numerous factors that affect our business, operations and financial results, many of which are beyond our control. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, or our ability to pay our debts and other liabilities could suffer. As a result, the trading price and liquidity of our securities could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” All dollar figures are presented in thousands unless otherwise stated.

RISKS RELATED TO OUR BUSINESS

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

The success of our business heavily depends on the size of our user base and the level of engagement of our users. Thus, our business performance will also become increasingly dependent on our ability to increase levels of user engagement in existing and new markets. We are continuously subject to a highly competitive market in order to attract and retain our users’ attention. A number of factors could negatively affect user retention, growth, and engagement, including if:

●	our users increasingly engage with competing platforms instead of ours;
●	we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;
●	we fail to accurately anticipate user needs, or we fail to innovate and develop new software and products that meet these needs;
●	we fail to price our products competitively;
●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
●	we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage of our products or the Platform;
●	there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;
●	there are increased user concerns related to privacy and information sharing, safety, or security on the Platform;
●	there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;
●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
●	we, our Publisher Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or
●	we fail to maintain our brand image or our reputation is damaged.

Any decrease in user retention, growth, or engagement could render our products and the Platform less attractive to users, advertisers, or our Publisher Partners, thereby reducing our revenues from them, which may have a material and adverse impact on our business, financial condition, and results of operations. In addition, there can be no assurance that we will succeed in developing products and services that will eventually become widely accepted, that we will be able to timely release products and services that are commercially viable, or that we will establish ourselves as a successful player in any new business area we decide to enter in the future. Our inability to do so would have an adverse impact on our business, financial condition, and results of operations.

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

The sales and payment cycle for online advertising is long, and such sales may not occur when anticipated or at all, all of which could adversely affect our business.

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

We rely on content contributed by third party providers, which has in turn attracted users that drive advertising and subscription revenue. The loss of the services of any of such key contributors could have a material adverse effect on our business, operating results, and financial condition. Although we have service agreements with some of our key contributors, many are short term in nature or have cancelation clauses in the agreements. We also depend on our ability to identify, attract, and retain, other highly skilled third-party content contributors. Competition for such contributors is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain them. The loss or limitation of the services of any of our key third party contributors, or our inability to attract and retain additional qualified key contributors, could have a material adverse effect on our business, financial condition, or results of operations.

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

The growing percentage of users whose computers, tablets, or phones that do not support identification through third-party cookies, mobile identifiers, or other tracking technologies could adversely affect our business, results of operations, and financial conditions.

We use “cookies,” or small text files placed on user devices when an Internet browser is used, as well as mobile device identifiers, to connect users’ computers anonymously to information that we gather, enabling the Platform to demonstrate to advertisers its efficacy. Our cookies and mobile device identifiers do not identify users directly, but provide an anonymized identifier that connects users to our records on what that user views or clicks on, as well as other information provided by the user’s device.

More and more devices have offered functionalities that block such anonymized identifiers or provided the ability for the users to proactively block such anonymized identifiers, which could reduce the ability of the Platform to discover which users are most relevant to a message or to measure the effectiveness of such messages. Some prominent technology companies, including Google, have also announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking users. As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track users without cookies, or may utilize log-in credentials entered by users into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices, which could come into conflict with local regulations in various jurisdictions.

Although we believe the Platform is well-positioned to continue to provide key data insights to advertisers without cookies, actions by advertisers to buy advertising based on alternative identifiers could lead to changes in purchase behavior of such advertisers, thereby possibly impacting our operations, and our financial condition could be adversely affected.

Our Publisher Partners may engage in intentional or negligent misconduct or other improper activities on the Platform or otherwise misuse the Platform, which may damage our brand image, our business and our results of operations.

The Platform provides our owned and operated media businesses, Publisher Partners, and individual creators contributing content to our owned and operated sites the ability to produce and manage editorially focused content through tools and services provided by us. We might not be able to monitor or edit a significant portion of the content, such as advertising content, that appears on the Platform. We use a mix of automated and human controls to detect and manage editorial content produced by Publisher Partners and individual creators that could cause damage to our brands.

If Publisher Partner misconduct and misuse of the Platform for inappropriate or illegal purposes occurs, user experience on the Platform may suffer, and claims may be brought against us. Our business and public perception of our brands may be materially and adversely affected if we face any related lawsuits or other liabilities.

The Platform and our technology systems contain open source software, which may pose particular risk to our proprietary software and Platform features and functionalities in a manner that negatively affect our business.

We use open source software in the Platform and our technology systems and will continue to use open source software in the future. To handle risks in this regard, we have set up an internal system to monitor the open source software we use in our operation and to manage the risk it poses to our business. Despite these risk management efforts, open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our services through the various features and functionalities of the Platform. Additionally, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional technology and development resources, and we may not be able to complete it successfully.

ECONOMIC AND OPERATIONAL RISKS

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

A significant portion of our revenues is derived from a single customer. If we were to lose this customer, our revenues could decrease significantly.

In fiscal 2022, we had revenues from one customer that comprised approximately 13.9% of our annual revenue. Therefore, we are highly dependent on a single customer to generate a material percentage of our annual revenue. The loss of this customer, or a significant reduction in sales to such customer, could adversely affect our financial condition and operating results. We attempt to diversify our business in order to minimize any revenue concentration risk.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our growth will depend in part on the ability of our users, customers and Publisher Partners to access the Platform at any time and within an acceptable amount of time. We believe that the Platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for their continued performance. It is possible that the Platform may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Platform software simultaneously, denial of service attacks, or other security related incidents. We may not be able to identify the cause or causes of any performance problems within an acceptable period of time. It may be that it will be difficult to maintain or improve our performance, especially during peak usage times and as the Platform becomes more complex and our user traffic increases. If the Platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected. Therefore, in the event of any of the factors described above, or certain other failures of our infrastructure, partner or user data may be permanently lost. Moreover, the Partner Agreements with our Publisher Partners include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

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

Because the Platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur, especially when updates are deployed. Despite testing by us, errors, failures, vulnerabilities, or bugs may not be found in the Platform until after they are deployed to our users. We expect from time to time to discover software errors, failures, vulnerabilities, and bugs in the Platform and anticipate that certain of these errors, failures, vulnerabilities, and bugs will only be discovered and remediated after deployment to our Publisher Partners and used by our users. Real or perceived errors, failures, or bugs in our software could result in negative publicity, loss of or delay in market acceptance of the Platform, loss of competitive position, or claims by our Publisher Partners or our users for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

Malware, viruses, hacking attacks, and improper or illegal use of the Platform could harm our business and results of operations.

Malware, viruses, and hacking attacks have become more prevalent in our industry and have occurred on our systems and may occur in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Any failure to detect such attack and maintain performance, reliability, security and availability of products and technical infrastructure to the satisfaction of our users may also seriously harm our reputation and our ability to retain existing users and attract new users.

Our information technology systems are susceptible to a growing and evolving threat of cybersecurity risk. Any compromise of our data security, whether externally or internally, or misuse of agent, customer, or employee data, could cause considerable damage to our reputation, cause the public disclosure of confidential information, and result in lost sales, significant costs, and litigation, which would negatively affect our financial position and results of operations. Although we maintain policies and processes surrounding the protection of data, which we believe to be adequate, there can be no assurances that we will not be subject to such claims in the future.

If we are unable to protect our intellectual property rights, our business could suffer.

Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. However, these only afford limited protection, and unauthorized parties may attempt to copy aspects of the Platform’s features and functionality, or to use information that we consider proprietary or confidential. There can be no assurance that the Platform will be protectable by patents, but if it is, any efforts to obtain patent protection that is not successful may harm our business in that others will be able to use our technologies. For example, previous disclosures or activities unknown at present may be uncovered in the future and adversely impact any patent rights that we may obtain. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights, and similar proprietary rights. If we resort to legal proceedings to enforce our intellectual property rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations. Our business, profitability and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

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

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or actions could have a material adverse effect upon our business and financial results.

We are subject to a variety of laws and regulations in the United States and abroad that are constantly evolving and involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services, and the related compliance costs and our failure to comply with these laws and regulations could adversely affect our business.

We must comply with regulations in the United States as well as any other regulations adopted by other countries where we may do business. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, monetary penalties or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different and/or conflicting obligations or be more restrictive than those in the United States. These United States federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change, which could adversely affect our business. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, laws relating to the liability of providers of online services for activities of their users and other third-parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, there have been calls by members of Congress, from both parties, to limit the scope of the current immunities and safe harbors afforded online publishers with regard to user content and communications under the federal Digital Millennium Copyright Act and the federal Communications Decency Act. Any material reduction of those protections would make us more vulnerable to third party claims arising out of user content published by our online services.

In particular, the adoption or modification of laws or regulations relating to online media, communities, commerce, security and privacy could harm our business, operating results and financial condition by increasing our compliance costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, security, libel, consumer protection, and taxation apply. Laws and regulations directly applicable to Internet activities are becoming more diverse and prevalent in all global markets. The growth and development of Internet content, commerce and communities may prompt calls for more stringent consumer protection laws, privacy laws and data protection laws, both in the United States and abroad, as well as new laws governing the taxation of these activities. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results, and financial condition. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

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

Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability, regulatory exposure, reputational harm and increased security costs.

We and our third-party service providers experience cyber-attacks of varying degrees on a regular basis, one of which infiltrated our systems and accessed a limited amount of our non-financial and encrypted data. We expect to incur significant, increasing costs in ongoing efforts to detect and prevent cybersecurity-related incidents. The COVID-19 pandemic has increased opportunities for cyber-criminals and the risk of potential cybersecurity incidents, as more companies and individuals work online. We cannot ensure that our efforts to prevent cybersecurity incidents will succeed. An actual or perceived breach of our cybersecurity could impact the market perception of the effectiveness of our cybersecurity controls. Our users or business partners, including our Publisher Partners, could lose trust and confidence in us, decrease their use of our services or stop using them in entirely. We could also incur significant legal and financial exposure, including legal claims, higher transaction fees and regulatory fines and penalties, which in turn could have a material and adverse effect on our business, reputation and operating results. While our insurance policies include liability coverage for certain of these types of matters, a significant cybersecurity incident could subject us to liability or other damages that exceed our insurance coverage, increase the cost of our insurance policy going forward, and preclude us from obtaining adequate insurance levels in the future.

Existing or future strategic alliances, long-term investments and acquisitions may have a material and adverse effect on our business, reputation and results of operations.

We may enter into strategic alliances with various third parties to further our business purpose from time to time. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party. In addition, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquisitions may not achieve our goals and could be viewed negatively by users, business partners or investors. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible shareholders’ approval, we may also have to obtain approvals and licenses from relevant authorities for the acquisitions, which could result in increased delay and costs.

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

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as acts of war and terrorism.

Our business is vulnerable to damage or interruption from pandemics, including the ongoing COVID-19 pandemic, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Furthermore, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our Publisher Partners’ businesses or the economy as a whole. Our technology infrastructure may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting New York and other states where we have properties. As we rely heavily on our computer and communications systems and the Internet to conduct our business and provide high-quality user and customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our Publisher Partners’ businesses, which could adversely affect our business, results of operations, and financial condition.

Compliance with the reporting obligations under the United States securities laws and Section 404 of the Sarbanes-Oxley Act (“Sarbanes”) require expenditure of capital and other resources and may divert management’s attention. If we fail to comply with these reporting obligations or to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, Sarbanes and other applicable securities rules and regulations, including the preparation of annual reports, quarterly reports, and current reports. Complying with these rules and regulations have caused us and will continue to cause us to incur additional legal and financial compliance costs, make some activities more difficult, be time-consuming or costly, and continue to increase demand on our systems and resources. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which we believe may result in the likelihood of increased threatened or actual litigation, including by competitors and other third parties. Compliance with these additional requirements may also divert management’s attention from operating our business. Any of these results may adversely affect our operating results.

If we fail to timely meet our reporting obligations under the Exchange Act, Sarbanes and other applicable securities rules and regulations in their entirety, we could be subject to penalties under federal securities laws and regulations of the NYSE American and face lawsuits, and our ability to access financing on favorable terms could be restricted severely. We will also not be able to obtain independent accountant certifications required for public companies under Sarbanes if we fail to or are unable to comply with Sarbanes. In addition, pursuant to Section 404 of Sarbanes, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to annually audit the effectiveness of our internal control over financial reporting commencing with the year ended December 31, 2022, which has, and will continue to, require increased costs, expenses and management resources.

As discussed in Item 9A of this Annual Report on Form 10-K, in the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting related to (i) controls over segregation of duties consistent with control objectives related to our information technology general controls specifically as relates to change management and (ii) insufficient validation of non-Google impression data provided by certain third-party service providers. As a result of the identified material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A of this Annual Report on Form 10-K did not result in any misstatement of our financial statements. Our management is currently evaluating remedial actions to address the material weaknesses identified as of December 31, 2022. However, our remediation efforts may be inadequate, or we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If we fail to timely meet our reporting obligations under the Exchange Act, Sarbanes and other applicable securities rules and regulations in their entirety, we could be subject to penalties under federal securities laws and regulations of the NYSE American and face lawsuits, and our ability to access financing on favorable terms could be restricted severely. We will also not be able to obtain independent accountant certifications required for public companies under Sarbanes if we fail to or are unable to comply with Sarbanes. In addition, pursuant to Section 404 of Sarbanes, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to annually audit the effectiveness of our internal control over financial reporting commencing with the year ended December 31, 2022, which has, and will continue to, require increased costs, expenses and management resources. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Unfavorable economic and market conditions could adversely affect our business, reputation and results of operations.

Our services, products and properties are may be adversely impacted by uncertain economic conditions, including the impact of the ongoing COVID-19 pandemic; the Ukraine – Russia conflict; adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, we cannot predict how future economic conditions will affect our users and Publisher Partners and any negative impact on our users or Publisher Partners may also have an adverse impact on our results of operations or financial condition. A severe or prolonged economic downturn, as result of a global pandemic such as the COVID-19 pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

RISKS RELATED TO OUR INDEBTEDNESS, FINANCIAL CONDITION, AND INTERNAL CONTROL

As the general economic and market conditions present uncertainty as to our ability to secure additional capital, there can be no assurances that we will be able to secure additional financing on acceptable terms, or at all, as and when necessary to continue to conduct operations.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of the Platform, our offerings, competing technological developments, and general economic and market conditions, which have presented substantial uncertainty in recent months. We may need to raise funds through public or private financings, strategic relationships, or other arrangements. There can be no assurance that such funding will be available on terms acceptable to us, or at all. Furthermore, any equity financing will be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. Strategic arrangements may require us to relinquish our rights or grant licenses to some or substantial parts of our intellectual property. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences, or privileges senior to those of the holders of our existing capital stock. If adequate funds are not available on acceptable terms, we may not be able to continue operating, develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

We have a history of losses.

In fiscal 2022, we had net loss of approximately $70,858 compared to approximately $89,940 in fiscal 2021. Our accumulated deficit as of December 31, 2022 was approximately $323,071. We may continue to incur losses in the future if we do not achieve sufficient revenue to achieve and maintain profitability. There is no assurance that our operations will generate sufficient cash flows to support our continued operations in the future without needing to seek additional capital funding or borrowings. We can provide no assurance that if we need to seek such additional outside capital that it will be available on favorable terms or at all. Any failure to achieve and maintain profitability could have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.

We operate in an evolving industry, and as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. Although we have experienced substantial revenue growth, we may not be able to sustain this growth rate or current revenue levels or achieve profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:

●	changes in demand and pricing for our products, services and the Platform;
●	developing, maintaining, and expanding relationships with Publisher Partners and advertisers;
●	innovating and developing new solutions that are adopted by and meet the needs of Publisher Partners and advertisers;
●	competing against companies with a larger user and customer base or greater financial or technical resources;
●	changes in the pricing policies of Publisher Partners, advertisers and competitors;
●	changes in our access to valuable user data;
●	costs to develop and upgrade the Platform to incorporate new technologies;
●	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
●	seasonality in our business;
●	the length and complexity of our sales cycles;
●	the timing of stock-based compensation expense;
●	potential costs to attract, onboard, retain and motivate qualified personnel;
●	responding to evolving industry standards and government regulations that impact our business, particularly in the areas of data protection and consumer privacy;
●	changes in demand as a result of changes in the macroeconomic environment, as a result of inflation, changes in interest rates or foreign exchange rates, or otherwise; and
●	further expanding our business in other markets.

Any one or more of the factors above may result in significant fluctuations in our results of operations. You should not rely on our past results as an indicator of our future performance.

Because many of our expenses are based upon forecast demand and may be difficult to reduce in the short term, volatility in quarterly revenue could cause significant variations in quarterly results of operations. We may not forecast our revenue or expenses accurately, which may cause our results of operations to diverge from our estimates or the expectations of securities analysts, and investors. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our common stock could fall, and we could face costly litigation, including securities class action lawsuits.

Any future litigation against us could be costly and time-consuming to defend.

We have in the past and may in the future become subject to legal proceedings and claims or regulatory inquiries or proceedings that arise in the ordinary course of business, such as claims brought by our customers and partners in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of customer data. For example, we could face claims relating to information that is published or made available on the Platform. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights and rights of publicity and privacy. We might not be able to monitor or edit a significant portion of the content that appears on the Platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business could be seriously harmed. Further, our employees are highly experienced, having worked in our industry for many years and. Prior employers may try to assert that our employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. We believe that all of our employees are free to work for us in their various capacities and have not breached past employment arrangements. Notwithstanding our care in our employment practices, a prior employer may assert a claim. Such claims will be costly to contest, highly disruptive to our work environment, and may be detrimental to our operations.

Moreover, insurance might not cover any such claims that rise in the ordinary course of business, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our common stock. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, due to prior period losses of $190,070, and the NOLs could expire before we generate sufficient taxable income to make use of our NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and the net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.

RISKS RELATED TO GOVERNANCE

We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel, the loss of which could adversely affect our business.

Our future success largely depends upon the continued services of our key executive officers, management team, and other key personnel. The loss of the services of any of such key personnel could have a material adverse effect on our business, operating results, and financial condition. We depend on the continued services of our key personnel as they work closely with both our employees and our Publisher Partners. Such key personnel are also responsible for our day-to-day operations. Although we have employment agreements with some of our key personnel, these are at-will employment agreements, albeit with non-competition and confidentiality provisions and other rights typically associated with employment agreements. We do not believe that any of our executive officers are planning to leave or retire in the near term; however, we cannot ensure that our executive officers or members of our management team will remain with us. We also depend on our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, sales, operational, business development, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The loss or limitation of the services of any of our executive officers, members of our management team, or key personnel, including our regional and country managers, or the inability to attract and retain additional qualified key personnel, could have a material adverse effect on our business, financial condition, or results of operations.

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

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to reduced disclosure obligations, including with respect to executive compensation, in our periodic reports, proxy statements, and registration statements. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the prior June 30, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the prior June 30. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Provisions in our Certificate of Incorporation and Bylaws and Delaware law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders and limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Provisions contained in our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us. Provisions in our Certificate of Incorporation and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to affect certain corporate actions. For example, our Certificate of Incorporation authorizes our Board to determine the rights, preferences, privileges, and restrictions of unissued series of our Preferred Stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of our Preferred Stock with voting or conversion rights that could dilute the voting power of holders of other series of our capital stock. These rights may have the effect of delaying or deterring a change of control of us. Additionally, our Certificate of Incorporation or Bylaws establish limitations on the removal of directors and include advance notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings.

In addition, our Certificate of Incorporation provides that a state or federal court located within the state of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation, or our Bylaws; any action to interpret, apply, enforce, or determine the validity of our Certificate of Incorporation or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

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

Our Certificate of Incorporation provides that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. In addition, Section 145 of the DGCL or our Certificate of Incorporation provides that:

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

The trading price of the shares of our common stock has been and may continue to be volatile and could subject us to litigation.

Stocks of companies in the media and technology industries have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock, some of which are beyond our control and may not be related to our operational or financial performance, include, among others, the following:

●	price and volume fluctuations in the overall stock market from time to time;
●	announcements of new products, solutions or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	fluctuations in the trading volume of our shares or the size of our public float, including in connection with an acquisition;
●	sales of large blocks of our common stock;
●	actual or anticipated changes or fluctuations in our results of operations or financial projections;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	recruitment or departures of key personnel;
●	governmental or regulatory developments or actions, or litigation involving us, our industry, or both
●	general economic conditions and trends, including inflation and fluctuating interest rates;
●	general political conditions and trends, political instability and acts of war or terrorism, including the ongoing conflict between Russia and Ukraine;
●	public health crises and related measures to protect the public health (such as the COVID-19 pandemic);
●	major catastrophic events in our domestic and foreign markets;
●	changes in accounting standards, policies, guidelines, interpretations, or principles; and
●	“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed.

In addition, if the market for stock of media and technology companies or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in the media and technology industries even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If litigation is instituted against us, it could subject us to substantial costs, divert management’s attention and resources, and adversely affect our business.

Our Board is authorized to issue additional shares of our common stock that would dilute existing stockholders and sales, distribution or issuance of substantial amounts of our common stock could cause the market price of our common stock to decline.

Our Board has the power to issue any or all authorized but unissued shares of our common stock at any price and, in respect of our preferred stock, at any price and with any attributes our Board considers sufficient, without stockholder approval. The issuance of additional shares of our common stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our common stock. Moreover, the sale or distribution of a substantial number of shares of our common stock, particularly sales by us or our directors, executive officers, and principal stockholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our common stock to decline. In addition, shares subject to outstanding warrants as well as the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance, subject to compliance with applicable securities laws. Further, we also may issue our capital stock or securities convertible into our capital stock, from time to time in connection with financing, an acquisition, investments, or otherwise. Any of the aforementioned activity, could result in substantial dilution to our existing stockholders and cause the market price of common stock to decline.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

As of the end of fiscal 2022, we have leases in New Jersey and California. The space in Hoboken, New Jersey is occupied by The Spun. In Santa Monica, California we have a leased space which we sublet and a lease for office space that we do not occupy in Carlsbad, California. To the extent we need to lease physical properties in the future, we believe we would be able to find suitable properties at market rates.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NYSE American on February 9, 2022 under the symbol “AREN.” Before then, from September 21, 2021 until February 8, 2022, our common stock was quoted on the OTCM’s OTCQX trading under the symbol “MVEN.”

Holders

As of March 21, 2023, there were approximately 186 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All dollar figures are presented in thousands unless otherwise stated.

Overview

For an overview of the Company, see the information above presented under the section labeled “Item 1. Business,” which is in “Part I” of this Annual Report.

Key Operating Metrics

We monitor and review the key operating metrics described below as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods as indicated in the Results of Operations section below. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

Monthly average pageviews are measured across all properties hosted on the Platform and provide us with insight into volume, engagement and effective page management and are therefore our primary measure of traffic. We utilize a third-party source, Google Analytics, to confirm this traffic data.

As described above, these key operating metrics are critical for management as they provide insights into our digital advertising revenue generation and overall business performance. This information also provides feedback on the content on our website and its ability to attract and engage users, which allows us to make strategic business decisions designed to drive more users to read or view more of our content and generate higher advertising revenue across all properties hosted on the Platform.

For the years ended December 31, 2022 and 2021 our RPM was $17.24 and $15.24, respectively. For the years ended December 31, 2022 and 2021 our monthly average pageviews were 516,129,297 and 350,761,233, respectively.

Impact of Current Global Economic Conditions

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including inflation, rising interest rates and contraction in the availability of credit in the market place, geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, and the remaining effects of the COVID-19 pandemic. We are closely monitoring the impact of these factors on all aspects of our business, including the impacts on our users, customers, employees, Publishers Partners, vendors and business partners.

In particular, with the initial onset of COVID-19, we faced significant change in our advertisers’ buying behavior. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues. However, given that our sports vertical business relies on sporting events to generate content and comprises a material portion of our revenues, our cash flows and results of operations are susceptible to a widespread cancellation of sporting events or a general limitation of societal activity akin to what occurred in the United States and elsewhere during 2020. Future widespread shutdowns of in-person economic activity could have a material impact on our business. In addition, the COVID-19 pandemic has also caused supply chain inefficiencies, negatively impacting our production and distribution costs in our print operations.

The ultimate extent of the impact of global economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash and Working Capital Facility

As of December 31, 2022, our principal sources of liquidity consisted of cash of $13,871. In addition, as of December 31, 2022, we had $25,908 available for additional use, subject to eligible accounts receivable, under our working capital line of credit with SLR Digital Finance LLC (formerly FPP Finance LLC) (“SLR”). As December 31, 2022, the outstanding balance of the SLR working capital line of credit was $14,092. We also had accounts receivable, net of our advances from SLR of $19,858 as of December 31, 2022. Our cash balance as of the issuance date of our accompanying consolidated financial statements is $8,203.

Our accompanying consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had revenues of $220,935 during fiscal 2022 and have experienced recurring net losses from operations and negative operating cash flows. Consequently, we were dependent upon continued access to funding and capital resources from both new investors and related parties. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our growth plan and plan of operations. These financings may include terms that may be highly dilutive to existing stockholders.

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

Most recently, for the year ended December 31, 2022, we incurred a net loss from continuing operations of $67,388, had cash on hand of $13,871 and a working capital deficit of $137,669. Our net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Furthermore, since our Bridge Notes of $36,000, Senior Secured Notes of $62,691 and Delayed Draw Term Notes of $4,000, totaling $102,691  (collectively “our current debt”) are due by December 31, 2023 (see Note 19, Bridge Notes, and Note 20, Long-term Debt, in our accompanying consolidated financial statements), unless we are able to refinance or extend our current debt beyond its current maturity, we may not be able to meet our obligations when due.

In our evaluation, management determined there is substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date, unless we are able to refinance or extend the maturities of our current debt.

We plan to refinance or extend the maturities of our current debt to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern.

Debt Financings and Obligations

Net proceeds from our debt financings (see Note 15, Line of Credit, Note 19, Bridge Notes and Note 20, Long-term Debt, in our accompanying consolidated financial statements for additional information) consisted of the following:

SLR Credit Facility. We are party to a financing and security agreement with SLR, pursuant to which SLR extended a $25,000 line of credit for working capital purposes secured by a first lien on all our cash and accounts receivable and a second lien on all other assets. On December 15, 2022, pursuant to an amendment, the line of credit was increased to $40,000. Borrowings under the facility bear interest at the prime rate plus 4% per annum of the amount advanced and have a maturity date of December 31, 2024; provided that the maturity date will be December 31, 2023 if we have not refinanced, repaid or extended all of our Senior Secured Notes (as defined below) due December 31, 2023 by August 31, 2023, and provided further, that SLR will be entitled to accelerate the obligations if we have not refinanced, repaid or extended all of our Senior Secured Notes due December 31, 2023 by September 30, 2023. In the event that our line of credit is accelerated, we will be obligated to pay SLR a termination fee of $900. The amendment also permitted us to enter into the Bridge Notes (as defined below). The aggregate principal amount outstanding, plus accrued and unpaid interest as of December 31, 2022 was $14,092.

Bridge Notes. On December 15, 2022, we issued $36,000 aggregate principal amount of senior secured notes (the “Bridge Notes”) pursuant to a Third A&R NPA with BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser. We received net proceeds of $34,728, after the payment of $1,000 to B. Riley for an advisory fee and $272 for other legal costs, from the issuance of the Bridge Notes. Interest on the Bridge Notes is payable in cash at a rate of 12% per annum quarterly in arrears on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023; provided that, on March 1, 2023, May 1, 2023 and July 1, 2023, the interest rate on the Bridge Notes will increase by 1.5% per annum, with maturity on December 31, 2023. The Bridge Notes are subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that we apply the net proceeds from certain debt incurrences or equity offerings to repay the Bridge Notes. We may elect to prepay the Bridge Notes, at any time, at our option at 100% of the principal amount. The Bridge Notes are secured by liens on the same collateral that secures indebtedness under our outstanding Senior Secured Notes (as defined below) and are guaranteed by our subsidiaries that guarantee the Third A&R NPA. The Note Purchase Agreement contains covenants and events of default substantially similar to those contained in the note purchase agreement that governed the Third A&R NPA. The proceeds received were used for the acquisition of Men’s Journal and to repay $5,928 of our existing Delayed Draw Term Notes (as defined below). The aggregate principal amount outstanding under the Bridge Notes as of December 31, 2022 was $36,000.

Senior Secured Notes. We are party to a third amended and restated note purchase agreement (the “Third A&R NPA”), with one accredited investor, BRF Finance, an affiliated entity of B. Riley. The senior secured notes bears interest at a rate of 10% per annum. Interest payments are payable at BRF Finance’s discretion either in cash quarterly in arrears on the last day of each quarter or by adding the interest to the outstanding principal amount. The senior secured notes has a final maturity date of December 31, 2023, at which time the outstanding principal and all accrued but unpaid interest will be due. The balance outstanding under our senior secured notes as of December 31, 2022 was $62,691, which included outstanding principal of $48,791 and payment of in-kind interest of $13,900 that we were permitted to add to the aggregate outstanding principal balance.

Delayed Draw Term Notes. Pursuant to the Third A&R NPA, we agreed to issue, at BRF Finance’s option, a delayed draw term notes (the “Delayed Draw Term Notes”), in the aggregate principal amount of $12,000 to BRF Finance, of which $9,928 was outstanding on December 31, 2021. The Delayed Draw Term Notes bear interest at a rate of 10% per annum. Interest payments are payable, at BRF Finance’s discretion, either in cash quarterly in arrears on the last day of each fiscal quarter or in kind in arrears on the last day of each fiscal quarter. The Delayed Draw Term Notes have a final maturity date of December 31, 2023, at which time the outstanding principal and accrued but unpaid interest will be due. We paid $5,928 in principal that was due on December 31, 2022, with the remaining principal balance due on December 31, 2023. The aggregate principal amount outstanding under the Bridge Notes as of December 31, 2022 was $4,000.

Acquisition

On January 11, 2023, we entered into an asset purchase agreement with Teneology, Inc., pursuant to which we acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business), for a purchase price of $2,956. The purchase price consisted of the following: (1) $500 cash paid at closing; (2) $75 cash payments due in three equal installments of $25 on March 1, 2023, April 1, 2023 and May 1, 2023; (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions; and (4) the issuance of 274,692 shares of our common stock, subject to certain lock-up provisions, on the closing date with a fair value of $2,181 (fair value was determined based on our common stock trading price of $7.94 per share on the closing date). The number of shares of our common stock issued was determined based on a $2,225 value using our common stock trading price on the day immediately preceding the January 11, 2023 closing date.

Off-Balance Sheet Arrangements

As of December 31, 2022, pursuant to our line of credit with SLR, as disclosed above, in the event that our line of credit is accelerated, we will be obligated to pay SLR a termination fee of $900.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Note 8, Leases, Note 16, Liquidated Damages Payable, Note 19 , Bridge Notes, and Note 20, Long-term Debt, in our accompanying consolidated financial statements for amounts outstanding as of December 31, 2022, related to leases, liquidated damages, bridge financing and long-term debt.

During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $3,189 over the lease term. The lease provides for fixed payments of $89 for three months, $92 for twelve months and $94 for twelve months, with an estimate of common expenses per month of $25 through the end of the lease term.

With respect to leases, we subleased our office space in Santa Monica, California in November 2021 and remain responsible to the original lessor for $948 through October 2024. Pursuant to the sublease, the sublessee will pay us an aggregate of $477 through October 2024.

During 2021, we entered into a termination agreement of our sublease agreement for a property located in New York, New York and remain responsible for $8,000 in cash payments to the sublandlord through October 2024.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of December 31, 2022 and 2021 was as follows:

	As of December 31,
	2022	2021
Current assets	$78,695	$77,671
Current liabilities	(216,364)	(116,413)
Working capital deficit	(137,669)	(38,742)

As of December 31, 2022, we had a working capital deficit of $137,669, as compared to $38,742 as of December 31, 2021, consisting of $78,695 in total current assets and $216,364 in total current liabilities. As of December 31, 2021, our working capital deficit consisted of $77,671 in total current assets and $116,413 in total current liabilities.

Our cash flows during the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(11,304)	$(14,729)
Net cash used in investing activities	(38,590)	(13,146)
Net cash provided by financing activities	54,416	28,191
Net (decrease) increase in cash, cash equivalents, and restricted cash	$4,522	$316
Cash, cash equivalents, and restricted cash, end of year	$14,373	$9,851

For the year ended December 31, 2022, net cash used in operating activities was $11,304, consisting primarily of $219,282 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $9,528 of cash paid for interest, offset by $219,407 of cash received from customers. For the year ended December 31, 2021, net cash used in operating activities was $14,729, consisting primarily of $184,932 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $1,393 of cash paid for interest, offset by $171,596 of cash received from customers.

For the year ended December 31, 2022, net cash used in investing activities was $38,590, consisting primarily of $35,331 for the acquisition of a business; $5,179 for capitalized costs for our Platform; and $530 for property and equipment, offset by $2,450 from the sale of an equity investment. For the year ended December 31, 2021, net cash used in investing activities was $13,146, consisting primarily of $7,950 for the acquisition of businesses; $4,819 for capitalized costs for our Platform; and $377 for property and equipment.

For the year ended December 31, 2022, net cash provided by financing activities was $54,416, consisting primarily of $30,490 (net of issuance costs paid of $1,568) in net proceeds from a public offering of common stock; $28,800 (net of issuance costs paid of $1,272 and payments of $5,928) in proceeds from long term-debt; $2,104 from advancements of our SLR line of credit; and $95 from exercises of common stock options, offset by $4,468 for tax payments relating to the withholding of shares of common stock for certain employees; $2,152 related to payments of restricted stock liabilities; and $453 payment for The Spun deferred cash payment. For the year ended December 31, 2021, net cash provided by financing activities was $28,191 consisting primarily of $19,838 (net of issuance cost paid of $167) in net proceeds from a private placement of common stock; $5,086 in proceeds from long term-debt; $4,809 from advancements of our SLR line of credit, offset by $1,472 related to payments of restricted stock liabilities; and $70 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Operations

Comparison of Fiscal 2022 to Fiscal 2021

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$220,935	$189,140	$31,795	16.8%
Cost of revenue	132,923	110,530	22,393	20.3%
Gross profit	88,012	78,610	9,402	12.0%
Operating expenses
Selling and marketing	72,489	81,929	(9,440)	-11.5%
General and administrative	53,499	55,612	(2,113)	-3.8%
Depreciation and amortization	17,650	16,345	1,305	8.0%
Loss on disposition of assets	257	1,192	(935)	-78.4%
Loss on impairment of lease	-	466	(466)	-100.0%
Loss on termination of lease	-	7,345	(7,345)	-100.0%
Total operating expenses	143,895	162,889	(18,994)	-11.7%
Loss from operations	(55,883)	(84,279)	28,396	-33.7%
Total other expenses	(12,568)	(7,335)	(5,233)	71.3%
Loss before income taxes	(68,451)	(91,614)	23,163	-25.3%
Income tax benefit	1,063	1,674	(611)	-36.5%
Net loss from continuing operations	(67,388)	(89,940)	22,552	-25.1%
Net loss from discontinued operations, net of tax	(3,470)	-	(3,470)	100.0%
Net loss	$(70,858)	$(89,940)	$19,082	-21.2%
Basic and diluted net loss per common share:
Continued operations	$(3.82)	$(7.87)	$4.05	-51.5%
Discontinued operations	(0.20)	-	(0.20)	100.0%
Basic and diluted net loss per common share	$(4.02)	$(7.87)	$3.85	-48.9%
Weighted average number of shares outstanding – basic and diluted	17,625,619	11,429,740

For the year ended December 31, 2022, the net loss was $70,858, as compared to $89,940 in the prior year which represents an improvement of $19,082 or 21.2%. The primary reasons for the improvement in net loss are a $9,402 improvement in gross profit and a $18,994 reduction in operating expenses. The increase in gross profit reflected a $31,795 increase in total revenues, which was principally driven by the continuing growth of our digital advertising business which grew $46,452 or 73.9% in the year ended December 31, 2022 as compared to the prior year.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit from continuing operations:

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Revenue	$220,935	$189,140	$31,795	16.8%
Cost of revenue	132,923	110,530	22,393	20.3%
Gross profit	$88,012	$78,610	$9,402	12.0%

For the year ended December 31, 2022, we had gross profit of $88,012, as compared to gross profit of $78,610 for year ended December 31, 2021.

The following table sets forth revenue from continuing operations by category:

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Digital revenue:
Digital advertising	$109,317	$62,865	$46,452	73.9%
Digital subscriptions	21,156	29,629	(8,473)	-28.6%
Licensing and syndication revenue	18,173	8,471	9,702	114.5%
Other digital revenue	1,166	43	1,123	2611.6%
Total digital revenue	149,812	101,008	48,804	48.3%
Print revenue:
Print advertising	10,214	9,051	1,163	12.8%
Print subscriptions	60,909	79,081	(18,172)	-23.0%
Total print revenue	71,123	88,132	(17,009)	-19.3%
Total revenue	$220,935	$189,140	$31,795	16.8%

For the year ended December 31, 2022 we recognized revenue from continuing operations of $220,935, as compared to $189,140 for the year ended December 31, 2021, which represents an increase of $31,795 or 16.8%. Our digital advertising revenue increased by $46,452 or 73.9%, primarily due to a 47.1% increase in monthly average pageviews and a 13.1% increase in RPM for the year ended December 31, 2022, as compared to the prior year with 76.0% of the total increase driven by organic growth. Licensing and syndication revenue increased by $9,702 or 114.5% as we added new relationships during the year and expanded existing ones to leverage our content with increased monetization. Other digital revenue, primarily consisting of e-commerce and sponsorship revenue, increased by $1,123 largely attributable to the expansion of our e-commerce business. Our print subscriptions decreased by $18,172 or 23.0% principally related to our Sports Illustrated media business which reflected our planned rate base reduction of 29.0% from 1.7 million fiscal 2021 to 1.2 million in fiscal 2022 to focus on more profitable subscriptions.

Cost of Revenue

The following table sets forth cost of revenue from continuing operations by category:

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Publisher Partner revenue share payments	$20,108	$21,568	$(1,460)	-6.8%
Technology, Platform and software licensing fees	18,294	9,970	8,324	83.5%
Royalty fees	15,000	15,000	-	0.0%
Content and editorial expenses	44,669	32,850	11,819	36.0%
Printing, distribution and fulfillment costs	14,835	14,757	78	0.5%
Amortization of developed technology and platform development	9,459	8,829	630	7.1%
Stock-based compensation	10,235	7,478	2,757	36.9%
Other cost of revenue	323	78	245	314.1%
Total cost of revenue	$132,923	$110,530	$22,393	20.3%

For the year ended December 31, 2022, as referenced in the above table, we recognized cost of revenue from continuing operations of $132,923, as compared to $110,530 for the year ended December 31, 2021, which represents an increase of $22,393 or 20.3% from the prior period. Cost of revenue for the year ended December 31, 2022 was impacted by increases in content and editorial expenses of $11,819; technology, Platform and software licensing fees of $8,324, consisting of costs incurred for the Parade acquisition and other investments made to our Platform; and stock-based compensation of $2,757; partially offset by a decrease in Publisher Partner revenue share payments of $1,460. The increase in content and editorial expense was primarily due to significant investments made in the second half of fiscal 2021 to expand our audience development and social media capabilities, in addition to the acquisition of Parade which occurred in the second quarter of 2022. Publisher Partner revenue share payments have decreased despite a growth in our digital advertising revenue due primarily to a favorable change in the terms of certain of our Publisher Partner agreements. This resulted in a more favorable revenue share structure for us, especially as we continue to grow our premium programmatic and direct advertising revenue as a percentage of total digital revenue. In addition, the decrease was also in part due to the expiration of our agreement with Jim Cramer in September 2021.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$14,467	$12,746	$1,721	13.5%
Stock-based compensation	2,772	5,376	(2,604)	-48.4%
Professional marketing services	4,528	3,100	1,428	46.1%
Circulation costs	5,006	4,144	862	20.8%
Subscription acquisition costs	37,190	46,264	(9,074)	-19.6%
Advertising costs	5,987	6,962	(975)	-14.0%
Other selling and marketing expenses	2,539	3,337	(798)	-23.9%
Total selling and marketing	$72,489	$81,929	$(9,440)	-11.5%

For the year ended December 31, 2022, as referenced in the above table, we incurred selling and marketing expenses from continuing operations of $72,489 as compared to $81,929 for the year ended December 31, 2021, a decrease of $9,440 or 11.5% from the prior period. The decrease in selling and marketing expenses of $9,440 was primarily due to decreases in subscription acquisition costs of $9,074 and stock-based compensation of $2,604. Partially offsetting these decreases, payroll and employee benefits of selling and marketing account management support teams increased $1,721 and circulation costs grew by $862, both of which were a result of the addition of the Parade properties, which were acquired in the second quarter of 2022. The decrease in subscription acquisition costs was due to the previously mentioned 29.0% decrease in the Sports Illustrated rate base.

General and Administrative

The following table sets forth general and administrative expenses from continuing operations by category:

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$15,800	$17,521	$(1,721)	-9.8%
Stock-based compensation	18,338	17,639	699	4.0%
Professional services, including accounting, legal and insurance	13,364	13,548	(184)	-1.4%
Other general and administrative expenses	5,997	6,904	(907)	-13.1%
Total general and administrative	$53,499	$55,612	$(2,113)	-3.8%

For the year ended December 31, 2022, as referenced in the above table, we incurred general and administrative expenses from continuing operations of $53,499 as compared to $55,612 for the year ended December 31, 2021, a decrease of $2,113 or 3.8% from the prior period. The decrease is primarily related to $1,721 of payroll and related expenses which reflected a decrease in certain personnel costs offset by the acquisition of Parade which occurred in the second quarter of 2022.

Other (Expenses) Income

The following table sets forth other (expenses) income:

	Years Ended December 31,		2022 versus 2021
	2022	2021	$ Change	% Change
Change in valuation of warrant derivative liabilities	$-	$34	$(34)	-100.0%
Interest expense, net	(11,428)	(10,449)	(979)	9.4%
Liquidated damages	(1,140)	(2,637)	1,497	-56.8%
Gain upon debt extinguishment	-	5,717	(5,717)	-100.0%
Total other expenses	$(12,568)	$(7,335)	$(5,233)	71.3%

Interest Expense. We incurred interest expense, net of $11,428 for the year ended December 31, 2022, as compared to $10,449 for the year ended December 31, 2021. The increase in interest expense of $979 was primarily from additional cash paid for interest from our debt.

Liquidated Damages. We recorded liquidated damages of $1,140 for the year ended December 31, 2022, as compared to $2,637 for the year ended December 31, 2021. The liquidated damages recorded of $1,140 for the year ended December 31, 2022 primarily resulted from additional liquidated damages assessed under certain agreements as a result of filing a registration statement outside of the agreed upon filing deadline and recording interest expense on the balance that remains outstanding.

Gain Upon Debt Extinguishment. We recorded a gain upon debt extinguishment (including accrued interest) of $5,717 for the year ended December 31, 2021 pursuant to the forgiveness of the Payroll Protection Program Loan.

Income Tax Benefit

Income Tax Benefit. For the year ended December 31, 2022, we recorded a deferred income tax benefit of $1,063 primarily related to our acquired deferred tax liabilities from an acquisition during the year and change in valuation allowance as of year-end that was, in part, offset by the book to tax basis differences related to goodwill from certain prior year acquisitions. For the year ended December 31, 2021, we recorded a deferred income tax benefit of $1,674 primarily related to our acquired deferred tax liabilities from an acquisition during the year and change in valuation allowance as of year-end that was, in part, offset by the book to tax basis differences related to goodwill from certain prior year acquisitions.

For further details refer to Note 25, Income Taxes, in our accompanying consolidated financial statements.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in derivative valuations, (vi) liquidated damages, (vii) gain upon debt extinguishment, (viii) loss on impairment of assets; (x) loss on impairment of lease, (ix) loss on lease termination, (xi) professional and vendor fees, and (xii) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations is that Adjusted EBITDA:

●	does not reflect interest expense and financing fees, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income tax benefit or provision, which is a noncash income or expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in derivative valuations and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any gains upon debt extinguishment, which we do not consider in our evaluation of our business operations;
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect any losses on impairment of leases, which is a noncash operating expense;
●	does not reflect any losses on termination of our leases, which is a noncash operating expense;
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and
●	does not reflect payments related to employee severance, which were a cash expense but are not reflective of our business operations.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
	2022	2021
Net loss	$(70,858)	$(89,940)
Loss from discontinued operations, net of tax	3,470	-
Loss from continuing operations	(67,388)	(89,940)
Add (deduct):
Interest expense, net (1)	11,428	10,449
Income tax benefit	(1,063)	(1,674)
Depreciation and amortization (2)	27,109	25,174
Stock-based compensation (3)	31,345	30,493
Change in derivative valuations	-	(34)
Liquidated damages (4)	1,140	2,637
Gain upon debt extinguishment (5)	-	(5,717)
Loss on impairment of assets (6)	257	1,192
Loss on impairment of lease (7)	-	466
Loss on lease termination (8)	-	7,345
Professional and vendor fees (9)	-	6,901
Employee restructuring payments (10)	273	645
Adjusted EBITDA	$3,101	$(12,063)

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $1,581 and $2,106 for amortization of debt discounts for the year ended December 31, 2022 and 2021, respectively, as presented in our condensed consolidated statements of cash flows, which are a noncash item. Investors should note that interest expense will recur in future periods.

(2)	Represents depreciation and amortization related to our developed technology and Platform included within cost of revenues of $9,459 and $8,829, for the years ending December 31, 2022 and 2021, respectively, and depreciation and amortization included within operating expenses of $17,650 and $16,345 for the years ending December 31, 2022 and 2021, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Represents noncash costs arising from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Represents damages (or interest expense related to accrued liquidated damages) we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(5)	Represents a gain upon extinguishment of the Paycheck Protection Program Loan.
(6)	Represents our impairment of certain assets that are no longer useful.
(7)	Represents our impairment of certain leased property that is no longer being used.
(8)	Represents our loss related to the surrender and termination of our lease of office space located in New York based on our decision to no longer lease office space.
(9)	Represents one-time, non-recurring third party professional and vendor fees recorded in connection with services provided by consultants, accountants, lawyers, and other vendors (these fees are collectively referred to as “Professional Fees”) related to (i) the preparation of periodic reports in order for us to become current on our Exchange Act reporting obligations, (ii) up-list to a national exchange, (iii) contemplated and completed acquisitions, (iv) public and private offerings of our securities and other financings, and (v) stockholder disputes and the implementation of our Rights Agreement (the Rights Agreement is further described in Note 21, Preferred Stock, in our accompanying consolidated financial statements).

The table below summarizes the costs defined above that we incurred during fiscal 2022 and 2021:

		Years Ended December 31,
Category		2022	2021
(i)	Catch-up periodic reports	$-	$4,096
(ii)	Up-list	-	231
(iii)	Mergers and acquisitions	-	1,034
(iv)	Public and private offerings and other financings	-	444
(v)	Stockholder disputes and Rights Agreement	-	1,096
Totals		$-	$6,901

(10)	Represents severance payments to our former Chief Executive Officer for the years ending December 31, 2022 and 2021.

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

Revenue

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers. We account for revenue on a gross basis, as compared to a net basis, in our statement of operations. We have made this determination based on our control of the advertising inventory and the ability to monetize the advertising inventory or publications before transfer to the customer and because we are also the primary obligor responsible for providing the services to the customer. Cost of revenues is presented as a separate line item in the statement of operations.

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

Licensing and Syndication Revenue

Content licensing-based revenues and syndication revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year.

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

Business Combinations

We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date. Goodwill is measured as the excess of consideration transferred and the net fair values of the assets acquired, and the liabilities assumed at the date of acquisition. While we use best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent we identified adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period, which may be up to one year from the acquisition date, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Additionally, we identify acquisition-related contingent payments and determine their respective fair values as of the acquisition date, which are recorded as accrued liabilities on the consolidated balance sheets. Subsequent changes in fair value of contingent payments are recorded on the consolidated statements of operations. We expense transaction costs related to the acquisition as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We adopted ASU 2017-04 (as further described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements) during the first quarter of 2020 which eliminated Step 2 from the goodwill impairment test. We operate as one reporting unit, therefore, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that our fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Stock-Based Compensation

We provide stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2022, 2021 or 2020) (as further described in Note 23, Stock-Based Compensation, in our accompanying consolidated financial statements), and (d) common stock warrants to ABG (as further described in Note 23, Stock-Based Compensation, in our accompanying consolidated financial statements).

We accounts for stock awards and stock option grants to employees, directors and consultants, and non-employee awards to certain directors and consultants by measuring the cost of services received in exchange for the stock-based payments as compensation expense our consolidated financial statements. Stock awards and stock option grants to employees and non-employees which are time-vested, are measured at fair value on the grant date, and charged to operations ratably over the vesting period. Stock awards and stock option grants to employees and non-employees which are performance-vested, are measured at fair value on the grant date and charged to operations when the performance condition is satisfied or over the service period.

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of our common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with our independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants are determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (as further described in Note 23, Stock-Based Compensation, in our accompanying consolidated financial statements).

Fair value determined under the Black-Scholes option-pricing model and Monte Carlo model is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility, prior to the Up-List (as described below), was based on the historical volatility of our common stock and is evaluated based upon market comparisons, thereafter, by evaluating the average historical volatility of a group of peer companies that are publicly traded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of our common stock.

Fair value determined under the Black-Scholes option-pricing model and Monte Carlo model is affected by several variables, the most significant of which are the life of the stock award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the stock award. Estimated volatility was determined under the (1) “Probability Weighted Scenarios” where one scenario assumes that our common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”) where the estimated volatility was based on evaluating the average historical volatility of a group of peer companies that are publicly traded and the second scenario assumes our common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”) where the historical volatility of our common stock was evaluated based upon market comparisons; and the (2) “Up-list Scenario” where our estimated volatility is based on evaluating the average historical volatility of a group of peer companies that are publicly traded after we up-listed to the NYSE American. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of our common stock.

We have elected to recognize forfeitures as they occur and to recognize stock-based compensation cost on a straight-line basis over the total requisite service period for awards with graded vesting. We classify stock-based compensation cost on our consolidated statements of operations in the same manner in which the award recipient’s cash compensation cost is classified.

Recently Issued Accounting Pronouncements

Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements appearing elsewhere in this Annual Report includes Recently Issued Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of and for the fiscal year ended December 31, 2022. In light of the material weaknesses described below, we performed additional analyses, reconciliations, and other post-closing procedures to determine whether our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In addition, as permitted by SEC guidance, management excluded from its assessment the operations of Parade, which was acquired on April 1, 2022 and accounted for approximately 13.1% of our consolidated total assets as of December 31, 2022 and approximately 6.0% of our consolidated revenue for the year ended December 31, 2022, and Men’s Journal which was acquired on December 15, 2022 and accounted for approximately 12.3% of our consolidated total assets as of December 31, 2022 and approximately 0.2% of our consolidated revenue for the year ended December 31, 2022.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following control deficiencies that constitute material weaknesses in our internal control over financial reporting as of December 31, 2022: (i) we had inadequate segregation of duties consistent with control objectives related to our information technology general controls (“ITGCs”), specifically as it relates to change management; and (ii) there was insufficient validation of non-Google impression data provided by certain third-party service providers. These material weaknesses continue and have not been remediated as of the date of filing of this Annual Report on Form 10-K.

Management is currently evaluating remedial actions to address the material weaknesses identified as of December 31, 2022. The material weaknesses identified did not result in any misstatement of our financial statements.

Auditor’s Report on Internal Control Over Financing Reporting

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2022 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,060,877	$9.77	504,782
Equity compensation plans not approved by security holders	1,142,338	11.25	119,756
Total	7,203,215	$10.01	624,538

Plans Adopted Without Approval of Security Holders

Publisher Partner Warrant Program

On May 20, 2020, our Board approved the third Publisher Partner Warrant Program, which superseded the second Publisher Partner Warrant Program and authorized us to grant Publisher Partner Warrants to purchase up to 90,910 shares of our common stock. Such Publisher Partner Warrants granted under the third Publisher Partner Warrant Program were to be issued with the same terms as under the second Publisher Partner Warrant Program that was terminated on March 10, 219, except that any Publisher Partner Warrants issued under the third Publisher Partner Warrant Program are no longer subject to performance conditions. Warrants issued under the second Publisher Partner Warrant Program were to be issued with the same terms as under the first Publisher Partner Program, except that the shares of our common stock underlying the Publisher Partner Warrants under the second Publisher Partner Warrant Program were to be earned and vest over three-years. Warrants issued prior to the third and second Publisher Partner Warrant Programs, or under the first Publisher Partner Warrant Program that was approved by our Board on December 19, 2016, were exercisable over a three-year vesting period once earned based on certain performance conditions within six-months issuance, on a cashless basis with a five-year term. The issuance of the Publisher Partner Warrants is administered by management and approved by our Board. We have not granted any Publisher Partner Warrants under any such program since fiscal 2018.

On November 2, 2022, our Board approved a plan (the “Warrant Incentive Program”) to grant warrants to certain publishers (the “New Publisher Partner Warrants”), that authorized us to grant New Publisher Partner Warrants to purchase up to 33,000 shares of our common stock. The New Publisher Partner Warrants granted under the Warrant Incentive Program will have the following terms: (i) one-third will become exercisable and vest on the one-year anniversary of the issuance; (ii) the remaining warrants will become exercisable and vest in a series of twenty-four (24) successive equal monthly installments following the first anniversary of the issuance; and (iii) the New Publisher Partner Warrants will have a five-year term. Ross Levinsohn, our Chief Executive Officer, has the authority granted by our Board, to issue up to 400 warrants at his discretion under the Warrant Incentive Program to each Publisher Partner.

Outside Options

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors, and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets. On January 8, 2021, our Board approved an amendment to the Outside Option award grants, which eliminated the performance targets, therefore, the awards continue to vest solely on the time vesting conditions. Our Board approved a repricing of our Outside Options for a certain employee on March 18, 2022 and our stockholders approved the repricing on June 2, 2022.

Warrants

On June 14, 2019, we issued 999,540 warrants to acquire our common stock to ABG in connection with the Sports Illustrated Licensing Agreement, expiring in ten years. Half the warrants have an exercise price of $9.24 per share (the “$9.24 Warrants”). The other half of the warrants have an exercise price of $18.48 per share (the “$18.48 Warrants”). The warrants provide for the following: (1) 40% of the $9.24 Warrants and 40% of the $18.48 Warrants vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (any unvested portion of such warrants to be forfeited by ABG upon certain terminations by us of the Sports Illustrated Licensing Agreement) (the “Time-Based Warrants”); (2) 60% of the $9.24 Warrants and 60% of the $18.48 Warrants vest based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances we may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company (the “Performance-Based Warrants”); and (5) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance (subject to customary exceptions). In June 2021, the exercise price of fifty percent (50%) of the $18.48 Warrants was changed to $9.24 per share in exchange for additional benefits under the Sports Illustrated Licensing Agreement.

On October 26, 2020, we issued 5,681 warrants to AllHipHop, LLC (the “AllHipHop Warrants”) to acquire our common stock in exchange for the surrender and termination of 6,819 previously issued Publisher Partner Warrants, with an exercise price of $14.30.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2022.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Reference is made to the Financial Statements filed under Item 8, Part II of this Annual Report.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.

3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19*	Description of Securities.
10.1	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.2	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.3	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.
10.4	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.5	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.6	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.7	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.8	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.
10.9	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.
10.10	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.11	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.12	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.13	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.14	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.

10.15	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.16	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.17	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2019.
10.18	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.19	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.
10.20	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.21	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.22	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.23	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.
10.24	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.25	Third Amended and Restated Note Purchase Agreement, dated December 15, 2022, by and among the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022.
10.26	Sixth Amendment to Financing and Security Agreement, dated December 15, 2022, by and among the Company, the subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022.
10.27	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.28	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.29	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on August 16, 2021.
10.30	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as Exhibit 10.54 to our Annual Report on Form 10-K filed on August 16, 2021.
10.31	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as Exhibit 10.59 to our Annual Report on Form 10-K filed on August 16, 2021.
10.32+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on August 16, 2021.
10.33+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on August 16, 2021.
10.34+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as Exhibit 10.71 to our Annual Report on Form 10-K filed on August 16, 2021.
10.35+	First Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.80 to our Annual Report on Form 10-K filed on August 16, 2021.
10.36+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.81 to our Annual Report on Form 10-K filed on August 16, 2021.
10.37+	Form of Restricted Equity Award Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.82 to our Annual Report on Form 10-K filed on August 16, 2021.
10.38+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.83 to our Annual Report on Form 10-K filed on August 16, 2021.

10.39+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.84 to our Annual Report on Form 10-K filed on August 16, 2021.
10.40+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.85 to our Annual Report on Form 10-K filed on August 16, 2021.
10.41	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.42+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.
10.43+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.44+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.
10.45	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.122 to our Annual Report on Form 10-K filed on April 9, 2021.
10.46+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.47+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.
10.48+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.49+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.50+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.51+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.52	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.53+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.54+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.55+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.56+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.
10.57+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.58+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.59	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.60	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.61	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.62	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.

10.63	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.64	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.65	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.
10.66	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.67	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.68	Third Amendment to Financing and Security Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet, Inc., College Spun Media Incorporated, and Fast Pay Partners LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2021.
10.69+	Amendment No. 1 to Second Amended & Restated Executive Employment Agreement, dated as of December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.
10.70	Form of Stock Purchase Agreement by and between the Company and certain investors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.
10.71	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 15, 2021.
10.72^	Amended Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2022.
10.73*^	Amendment No. 5 to Licensing Agreement by and between the Company and ABG-SI LLC.
21.1*	Subsidiaries of the Arena Group Holdings, Inc.
23.1*	Consent of Marcum LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS Inline XBRL*	Instance Document.
101.SCH Inline XBRL*	Taxonomy Extension Schema Document.
101.CAL Inline XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL*	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed Herewith.
^	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
+	Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

(b)	Exhibits. See Item 15(a) above.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The Arena Group Holdings, Inc.

Dated: March 31, 2023	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ SPIROS CHRISTOFORATOS
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ ROSS LEVINSOHN	Chief Executive Officer and Chairman of the Board
Ross Levinsohn	(Principal Executive Officer)
Date: March 31, 2023

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial Officer)
Date: March 31, 2023

/s/ SPIROS CHRISTOFORATOS	Chief Accounting Officer
Spiros Christoforatos	(Principal Accounting Officer)
Date: March 31, 2023

/s/ H. HUNT ALLRED	Director
H. Hunt Allred
Date: March 31, 2023

/s/ CARLO ZOLA	Director
Carlo Zola
Date: March 31, 2023

/s/ CHRISTOPHER PETZEL	Director
Christopher Petzel
Date: March 31, 2023

/s/ LAURA LEE	Director
B. Laura Lee
Date: March 31, 2023

/s/ DANIEL SHRIBMAN	Director
Daniel Shribman
Date: March 31, 2023

/s/ TODD D. SIMS	Director
Todd D. Sims
Date: March 31, 2023

The Arena Group Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

The Arena Group Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Arena Group Holdings, Inc and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 31, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of acquisition-date fair value of acquired intangible assets

As discussed in Note 4 to the consolidated financial statements, the Company acquired Athlon Holdings, Inc. (“Parade”) on April 1, 2022 for a purchase price of $15.9 million and A360 Media, LLC (“Men’s Journal”) on December 15, 2022 for a purchase price of $25.0 million. In connection with these business combinations, the Company recorded intangible assets related to advertiser relationships and trade names for $8.5 million and related to advertiser relationships and brand names for $13.0 million, respectively.

We identified and evaluated the acquisition-date fair value of the intangible assets acquired in the transactions as critical audit matters. These critical audit matters required a degree of subjectivity in calculating its fair value. A discounted cash flow model included internally-developed assumptions with limited observable market information was used to calculate the value and was sensitive to possible changes to key assumptions, including: (i) forecasted revenue growth rates, (ii) forecasted earnings before interest, tax, depreciation, and amortization (EBITDA) margins and (iii) weighted-average cost of capital (WACC), including the discount rate.

The primary procedures we performed to address these critical audit matters included evaluating the Company’s forecasted revenue growth rates for each acquisition to their respective historical results to assess Parade’s and Men’s Journal’s ability to accurately forecast. In addition, we involved a valuation specialist to assist with (i) evaluating the valuation approach used by the Company to calculate the fair value of the intangible assets and (ii) assessing the Company’s WACC calculation, by comparing it against an independently estimated WACC.

/s/ Marcum llp
Marcum LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

The Arena Group Holdings, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited The Arena Group Holdings, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

The Company had inadequate segregation of duties consistent with control objectives related to our information technology general controls (“ITGCs”), specifically as relates to change management; and there was insufficient validation of non-Google impression data provided by certain third-party service providers. These material weaknesses continue and have not been remediated as of the date of filing this Annual Report.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and the related consolidated statements of operations, shareholders’ deficiency, and cash flows for the year ended December 31, 2022 of the Company and our report dated March 31, 2023 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management Annual Report on Internal Control over Financial Reporting”, management has excluded its wholly-owned subsidiaries, Athlon Holdings, Inc. (“Parade”) and A360 Media LLC (“Men’s Journal”), from its assessment of internal control over financial reporting as of December 31, 2022 because these entities were acquired by the Company in purchase business combinations during 2022. We have also excluded Parade and Men’s Journal from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 25.4% and 6.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp
Marcum LLP

Los Angeles, CA
March 31, 2023

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,871	$9,349
Restricted cash	502	502
Accounts receivable, net	33,950	21,660
Subscription acquisition costs, current portion	25,931	30,162
Royalty fees	-	11,250
Prepayments and other current assets	4,441	4,748
Total current assets	78,695	77,671
Property and equipment, net	735	636
Operating lease right-of-use assets	372	528
Platform development, net	10,330	9,299
Subscription acquisition costs, net of current portion	14,133	8,235
Acquired and other intangible assets, net	58,970	57,356
Other long-term assets	1,140	639
Goodwill	39,344	19,619
Total assets	$203,719	$173,983
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$12,863	$11,982
Accrued expenses and other	23,102	24,011
Line of credit	14,092	11,988
Unearned revenue	58,703	54,030
Subscription refund liability	845	3,087
Operating lease liabilities	427	374
Liquidated damages payable	5,843	5,197
Bridge notes	34,805	-
Current portion of long-term debt	65,684	5,744
Total current liabilities	216,364	116,413
Unearned revenue, net of current portion	19,701	15,277
Operating lease liabilities, net of current portion	358	785
Liquidating damages payable, net of current portion	494	7,008
Other long-term liabilities	5,307	7,556
Deferred tax liabilities	465	362
Long-term debt, net of current portion	-	64,373
Total liabilities	242,689	211,774
Commitments and contingencies (Note 28)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at December 31, 2022 and 2021	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $14,356 and $15,066; Series H shares issued and outstanding: 14,356 and 15,066; common shares issuable upon conversion: 1,981,128 and 2,075,200 at December 31, 2022 and 2021, respectively	13,008	13,718
Total mezzanine equity	13,176	13,886
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares: issued and outstanding; 18,303,193 and 12,635,591 shares December 31, 2022 and 2021, respectively	182	126
Common stock to be issued	-	-
Additional paid-in capital	270,743	200,410
Accumulated deficit	(323,071)	(252,213)
Total stockholders’ deficiency	(52,146)	(51,677)
Total liabilities, mezzanine equity and stockholders’ deficiency	$203,719	$173,983

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
	($ in thousands, except share data)
Revenue	$220,935	$189,140
Cost of revenue (includes amortization for developed technology and platform development for 2022 and 2021 of $9,459 and $8,829, respectively)	132,923	110,530
Gross profit	88,012	78,610
Operating expenses
Selling and marketing	72,489	81,929
General and administrative	53,499	55,612
Depreciation and amortization	17,650	16,345
Loss on impairment of assets	257	1,192
Loss on impairment of lease	-	466
Loss on termination of lease	-	7,345
Total operating expenses	143,895	162,889
Loss from operations	(55,883)	(84,279)
Other (expenses) income
Change in valuation of warrant derivative liabilities	-	34
Interest expense, net	(11,428)	(10,449)
Liquidated damages	(1,140)	(2,637)
Gain upon debt extinguishment	-	5,717
Total other expenses	(12,568)	(7,335)
Loss before income taxes	(68,451)	(91,614)
Income tax benefit	1,063	1,674
Loss from continuing operations	(67,388)	(89,940)
Loss from discontinued operations, net of tax	(3,470)	-
Net loss	$(70,858)	$(89,940)
Basic and diluted net loss per common share:
Continuing operations	$(3.82)	$(7.87)
Discontinued operations	(0.20)	-
Basic and diluted net loss per common share	$(4.02)	$(7.87)
Weighted average number of common shares outstanding – basic and diluted	17,625,619	11,429,740

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2022

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at January 1, 2022	12,635,591	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock for restricted stock units	832,233	8	-	-	(8)	-	-
Common stock withheld for taxes	(373,394)	(4)	-	-	(4,464)	-	(4,468)
Repurchase of restricted stock awards classified as liabilities	(26,214)	-	-	-	-	-	-
Issuance of common stock in connection with acquisitions	330,863	3	-	-	3,138	-	3,141
Issuance of common stock in connection with merger	7,851	-	(7,851)	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,655	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock upon conversion of Series H convertible preferred stock	97,980	1	-	-	709	-	710
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Issuance of common stock upon exercise of stock options	96,408	1	-	-	94	-	95
Stock-based compensation	-	-	-	-	33,229	-	33,229
Net loss	-	-	-	-	-	(70,858)	(70,858)
Balance at December 31, 2022	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)

Year Ended December 31, 2021

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at January 1, 2021	10,415,618	$104	49,134	$-	$141,856	$(162,273)	$(20,313)
Issuance of restricted stock awards to the board of directors	48,856	-	-	-	-	-	-
Forfeiture of unvested restricted stock awards	(6,844)	-	-	-	-	-	-
Issuance of common stock for restricted stock units	34,395	-	-	-	-	-	-
Repurchase of restricted stock awards classified as liabilities	(22,178)	-	-	-	-	-	-
Reclassification of warrants to equity	-	-	-	-	1,113	-	1,113
Issuance of common stock in connection with professional services	14,205	-	-	-	125	-	125
Issuance of restricted stock in connection with an acquisition	228,898	2	-	-	500	-	502
Issuance of common stock upon exercise of stock options	3,858	-	-	-	-	-	-
Common stock withheld for taxes	(4,355)	-	-	-	(70)	-	(70)
Issuance of common stock in connection with private placement	1,299,027	13	-	-	19,825	-	19,838
Issuance of common stock upon conversion of Series H convertible preferred stock	624,111	7	-	-	4,523	-	4,530
Stock-based compensation	-	-	-	-	32,538	-	32,538
Net loss	-	-	-	-	-	(89,940)	(89,940)
Balance at December 31, 2021	12,635,591	$126	49,134	$-	$200,410	$(252,213)	$(51,677)

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	($ in thousands)
Cash flows from operating activities
Net loss	$(70,858)	$(89,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	539	443
Amortization of platform development and intangible assets	26,570	24,731
Amortization of debt costs	1,581	2,106
Loss on impairment of assets	466	1,192
Loss on impairment of lease	-	466
Loss on termination of lease	-	7,345
Change in valuation of warrant derivative liabilities	-	(34)
Liquidated damages	1,140	2,637
Gain upon debt extinguishment	-	(5,717)
Accrued and noncash converted interest	320	6,956
Stock-based compensation	31,345	30,493
Deferred income taxes	(1,200)	(1,674)
Bad debt expense	658	499
Other	184	-
Change in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	(2,038)	(3,884)
Subscription acquisition costs	(1,667)	3,108
Royalty fees	11,250	15,000
Prepayments and other current assets	2,280	49
Other long-term assets	(285)	692
Accounts payable	(6,535)	3,752
Accrued expenses and other	(2,996)	7,474
Unearned revenue	3,898	(15,819)
Subscription refund liability	(2,379)	(949)
Operating lease liabilities	(218)	(2,489)
Other long-term liabilities	(3,359)	(1,166)
Net cash used in operating activities	(11,304)	(14,729)
Cash flows from investing activities
Purchases of property and equipment	(530)	(377)
Capitalized platform development	(5,179)	(4,819)
Proceeds from sale of equity investment	2,450	-
Payments for acquisitions, net of cash	(35,331)	(7,950)
Net cash used in investing activities	(38,590)	(13,146)
Cash flows from financing activities
Proceeds from bridge notes, net of debt costs	34,728	-
Proceeds from long-term debt	-	5,086
Payments of long-term debt	(5,928)	-
Proceeds, net of repayments, under line of credit	2,104	4,809
Proceeds from common stock public offering, net of offering costs	32,058	-
Payments of issuance costs from common stock public offering	(1,568)	-
Proceeds from common stock private placement	-	20,005
Payments of issuance costs from common stock private placement	-	(167)
Proceeds from exercise of common stock options	95	-
Payment of deferred cash payment	(453)	-
Payment for taxes related to common stock withheld for taxes	(4,468)	(70)
Payment of restricted stock liabilities	(2,152)	(1,472)
Net cash provided by financing activities	54,416	28,191
Net increase in cash, cash equivalents, and restricted cash	4,522	316
Cash, cash equivalents, and restricted cash – beginning of year	9,851	9,535
Cash, cash equivalents, and restricted cash – end of year	$14,373	$9,851
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$13,871	$9,349
Restricted cash	502	502
Total cash, cash equivalents, and restricted cash	$14,373	$9,851
Supplemental disclosure of cash flow information
Cash paid for interest	$9,528	$1,393
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,884	$2,045
Issuance of common stock in connection with professional services	-	125
Restricted stock issued in connection with an acquisition	-	502
Debt costs recorded in accrued expenses and other and in other long-term liabilities	441	509
Reclassification of warrants to equity	-	1,113
Issuance of common stock in connection with settlement of liquidated damages	7,008	-
Issuance of common stock in connection with an acquisition	3,141	-
Deferred cash payments recorded in connection with acquisitions	628	1,324
Assumption of liabilities in connection with acquisitions	17,100	85

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, unless otherwise stated)

1. Organization and Basis of Presentation

Organization

The Arena Holdings Group, Inc. (formerly known as TheMaven, Inc.) (“The Arena Group” or the “Company”), was incorporated in Delaware on October 1, 1990. On October 11, 2016, the predecessor entity now known as The Arena Group exchanged its shares with another entity that was incorporated in Delaware on July 22, 2016. On November 4, 2016, these entities consummated a recapitalization. This resulted in The Arena Group becoming the parent entity, and the other Delaware entity becoming the wholly owned subsidiary. On December 19, 2019, the Company’s wholly owned subsidiaries The Arena Platform, Inc. (formerly known as Maven Coalition, Inc.), and HubPages, Inc. (“HubPages”), a Delaware corporation that was acquired by the Company in a merger during 2018, were merged into another of the Company’s wholly owned subsidiaries, Say Media, Inc. (“Say Media”), a Delaware corporation that was acquired by the Company in a merger during 2018, with Say Media as the surviving corporation. On January 6, 2020, Say Media changed its name to The Arena Platform, Inc. (“Arena Platform”). As of December 31, 2022, the Company’s wholly owned subsidiaries consist of The Arena Platform, The Arena Media Brands, LLC (“Arena Media”) (formerly known as Maven Media Brands, LLC) formed during 2019 as a wholly owned subsidiary of The Arena Group), TheStreet, Inc. (“TheStreet” acquired by the Company in a merger during 2019), College Spun Media Incorporated (“The Spun” acquired by the Company in a merger during 2021 as further described in Note 4) and Athlon Holdings, Inc. (“Parade” acquired by the Company in a merger during 2022 as further described in Note 4).

The Company changed its legal name to The Arena Group Holdings, Inc. from TheMaven, Inc. on February 8, 2022. The Company’s subsidiaries changed their corporate names to The Arena Platform, Inc. from Maven Coalition, Inc. and to The Arena Media Brands, LLC from Maven Media Brands, LLC on February 18, 2022.

Unless the context indicates otherwise, The Arena Group, The Arena Platform, TheStreet, The Spun and Parade, are together hereinafter referred to as the “Company.”

Reverse Stock Split

On February 8, 2022, the Company’s board of directors (the “Board”) approved a one-for-twenty-two (1-for-22) reverse stock split of its outstanding shares of common stock that was effective February 8, 2022. The Company’s common stock began trading on the NYSE American (the “NYSE American”) on February 9, 2022 (as further described below). At the effective time, every twenty-two shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.

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

On February 9, 2022, in connection with the Company’s legal name change and reverse stock split, the Company up-listed its common stock to the NYSE American, which began trading on February 9, 2022 under the symbol “AREN.” The Company’s common stock, prior to the up-list, was quoted on the OTC Markets Group Inc.’s (“OTCM”) OTCQX® Best Market (the “OTCQX”) under the symbol “MVEN.”

Business Operations

The Company is a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. The Company’s strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where it can leverage the strength of its core brands to grow its audience and increase monetization both within its core brands as well as its media publishers (each, a “Publisher Partner”). The Company’s focus is on leveraging its Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of its users, its advertiser clients, and its greater than 40 owned and operated properties as well as properties it runs on behalf of independent Publisher Partners. The Company operates the media businesses for Sports Illustrated (“Sports Illustrated”), owns and operates TheStreet and The Spun, Parade, and Men’s Journal and powers more than 225 independent Publisher Partners, including History, and the many sports team sites that comprise FanNation, among others. Each Publisher Partner joins the Platform by invitation only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting the Company’s position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and the Company’s expertise in search engine optimization, social media, ad monetization and subscription marketing Publisher Partners continually benefit from the Company’s ongoing technological advances and bespoke audience development expertise. Additionally, the Company believes the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While they benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

The Company’s growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities.

The Company entered into a licensing agreement, as amended, (the “Sports Illustrated Licensing Agreement”) with ABG-SI LLC (“ABG”) a brand development, marketing, and entertainment company, in October 2019. Since assuming management of the Sports Illustrated media assets, the Company has implemented significant changes to rebuild the historic brand and beacon of sports journalism, to evolve and expand the business, and to position it for growth and continued success going forward.

With respect to Sports Illustrated Swim (“SI Swim”), the Company has transitioned to a female-focused lifestyle brand, with the annual content release in May 2022. The Company’s fan-facing event to celebrate the 2022 annual content release and ongoing digital sponsorships was held over several nights in May 2022 and the Company partnered with Hard Rock, Maybelline, Celsius, Frida Mom and others.

SI Sportsbook was launched in 2021 in Colorado and has expanded to several state through the end of fiscal 2022. The Company provides the content for SI Sportsbook. Its partner, 888 Holdings PCC, one of the world’s leading online betting and gaming companies, provides the gambling engine.

TheStreet is a leading financial news and information provider to investors and institutions worldwide and has produced business news and market analysis for individual investors. TheStreet brings its editorial tradition, strong subscription platform, and valuable membership base to the Company, and benefits from its mobile-friendly CMS, social, video, and monetization technology.

The Spun, founded in September 2012, and acquired by the Company in June 2021, is an online independent sports publication that brings readers the most interesting athletic stories of the day. The Spun focuses on the social media aspect of the industry. The former chief executive officer of The Spun is now serving as the Company’s Senior Vice President of Growth.

The Company acquired Parade, a premium-branded company in April 2022, which helped to expand its digital audience reach. Parade has become the anchor of the Company’s new lifestyle vertical and Athlon Sports, one of Parade’s premium brands, has expanded the Company’s sports vertical. In the fourth quarter of fiscal 2022, the Company discontinued the Parade print business (as further described in Note 3).

The Company acquired the digital assets of Men’s Journal from Weider Publications, a subsidiary of A360 Media, LLC in December 2022 to supplement its growing lifestyle vertical. This suite of digital assets provides its audience with access to premium active lifestyle brands including Men’s Journal, Men’s Fitness, Surfer, Powder, Bike, SKATEboarding, Snowboarder and NewSchoolers.

HubPages enhances the user’s experience by including content from individual creators to the HubPages network of premium content channels that are owned and operated by the Company. These channels, such as PetHelpful, dengarden and Fashionista, act as an open community for writers, explorers, knowledge seekers, and conversation starters to connect in an interactive and informative online space.

Seasonality

The Company does experience seasonality during the year, as a result of advertising seasonality and sports seasons and major sporting events. Advertising typically peaks in the fourth quarter of the Company’s fiscal year as advertisers concentrate their budgets during the holiday season. This trend is magnified as it also includes the professional sports and college football seasons, which account for a significant portion of the Company’s advertising revenue during that period of the year. Other sporting events such as the Super Bowl, Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased traffic surrounding the respective events.

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

Most recently, for the year ended December 31, 2022, the Company incurred a net loss from continuing operations of $67,388, had cash on hand of $13,871 and a working capital deficit of $137,669. The Company’s net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet our obligations when due. Furthermore, since the Company’s Bridge Notes of $36,000, Senior Secured Notes of $62,691 and Delayed Draw Term Notes of $4,000, totaling $102,691 (collectively “its current debt”) are due by December 31, 2023 (see Note 19, and Note 20), unless the Company is able to refinance or extend its current debt beyond its current maturity, it may not be able to meet its obligations when due.

In its evaluation, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless it is able to refinance or extend the maturities of its current debt.

The Company plans to refinance or extend the maturities of its current debt to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation. These reclassifications were immaterial, both individually and in aggregate. These changes did not impact previously reported loss from operations or net loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of The Arena Group and its wholly owned subsidiaries, Arena Media, Arena Platform, TheStreet, The Spun and Parade. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currencies (Canadian dollar), as it is the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currencies into U.S. dollars was immaterial for the years ended December 31, 2022 and 2021, and therefore, a foreign currency cumulative translation adjustment was not reported as a component of accumulated other comprehensive income (loss) and the unrealized foreign exchange gain or loss was omitted from the consolidated statements of cash flows. Foreign currency transaction gains and losses, if any, resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income on the consolidated statements of operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include: reserves for bad debt; capitalization of platform development and associated useful lives; goodwill and other acquired intangible assets and associated useful lives; assumptions used in accruals for potential liabilities; revenue recognition and estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations; stock-based compensation and the determination of the fair value; valuation allowances for deferred tax assets and uncertain tax positions; accounting for business combinations; and assumptions used to calculate contingent liabilities. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the United States and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the United States and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

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

The Companies services, products and properties may be adversely impacted by uncertain economic conditions, including the impact of the ongoing COVID-19 pandemic; the Ukraine – Russia conflict; adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair its ability to access the capital markets on terms acceptable to it or at all; and the effects of government initiatives to manage economic conditions. The Company cannot also predict how future economic conditions will affect its users and Publisher Partners and any negative impact on its users or Publisher Partners may also have an adverse impact its results of operations or financial condition. A severe or prolonged economic downturn, as result of a global pandemic such as the COVID-19 pandemic or otherwise, could result in a variety of risks to the Company’s business, including weakened demand for its products and services and its ability to raise additional capital when needed on favorable terms, if at all.

With the initial onset of COVID-19 pandemic, the Company faced significant change in its advertisers’ buying behavior. Since May 2020, there has been a steady recovery in the advertising market in both pricing and volume, which coupled with the return of professional and college sports yielded steady growth in revenues. Given that the Company’s sports vertical relies on sporting events to generate content and comprises a material portion of its revenues, the cash flows and results of operations are susceptible to a widespread cancellation of sporting events or a general limitation of uncertain economic conditions, such as COVID-19 pandemic, that occurred during the 2020 calendar year. Future widespread shutdowns of in-person economic activity could have a material impact on the Company’s business. As a result of the Company’s advertising revenue declining in early 2020 caused by the widespread cancellations of sporting events, the Company is vulnerable to a risk of loss in the near term and it is at least reasonably possible that events or circumstances may occur that could cause an impact in the near term as a result of uncertain economic conditions.

Since August 2018, B. Riley FBR, Inc. (“B. Riley FBR”), a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly traded financial services company (“B. Riley”), has been instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company. These services have included raising equity capital to support the stock acquisition of Parade (as described in Note 4) and acquisition of certain assets of Men’s Journal (as described in Note 4). B. Riley has also assisted in the raising of debt and equity capital for various acquisitions, refinancing and working capital purposes including the Bridge Notes (as described in Note 19), Senior Secured Notes and Delayed Draw Term Notes (as described in Note 20), Series H Preferred Stock (as described in Note 21), and Common Stock Public Offering and Common Stock Private Placement (as described in Note 22).

Segment Reporting

The Company operates in one reportable segment which focuses on a publishing platform. The Company’s business offerings have similar operating characteristics and similar long-term operating performance, including the types of customers, nature of product or services, distribution methods and regulatory environment. The chief operating decision maker (the “CODM”) of the Company reviews specific financial and operational data and other key metrics to make resource allocation decisions and assesses performance by review of profit and loss information on a consolidated basis. The CODM does not review specific financial or operational data on a disaggregated basis or by aggregating operating segments into one reportable segment. The consolidated financial statements reflect the financial results of the Company’s one reportable segment.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. The Company accounts for revenue on a gross basis, as compared to a net basis, on its statements of operations. The Company has made this determination based on its control of the advertising inventory and the ability to monetize the advertising inventory or publications before transfer to the customer and because it is also the primary obligor responsible for providing the services to the customer. Cost of revenues is presented as a separate line item on the statements of operations.

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

Subscription Revenue

Digital Subscriptions – The Company enters into contracts with internet users that subscribe to premium content on the owned and operated media channels and facilitate such contracts between internet users and its Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. The Company owes its independent Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

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

Licensing and Syndication Revenue

Content licensing-based revenues and syndication revenues are accrued generally monthly or quarterly based on the specific mechanisms of each contract. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year.

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

Licensing and Syndication – The Company has entered into various licensing and syndication agreements that provide third-party partners with the right to utilize the Company’s content. Functional licenses in national media consist of content licensing.

Timing of Satisfaction of Performance Obligations

Point-in-Time Performance Obligations – For performance obligations related to certain digital advertising space and sales of print advertisements, the Company determines that the customer can direct the use of and obtain substantially all the benefits from the advertising products as the digital impressions are served or on the issue’s on-sale date. For performance obligations related to sales of magazines through subscriptions, the customer obtains control when each magazine issue is mailed to the customer on or before the issue’s on-sale date. For sales of single copy magazines on newsstands, revenue is recognized on the issue’s on-sale date as the date aligns most closely with the date that control is transferred to the customer. Revenues from functional licenses and syndication arrangements are recognized at a point-in-time when access to the completed content is granted to the partner.

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

As of December 31, 2022 and 2021, a subscription refund liability of $845 and $3,087, respectively, was recorded for the provision for the estimated returns and refunds on the consolidated balance sheets.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2022	2021
Revenue by category:
Digital revenue
Digital advertising	$109,317	$62,865
Digital subscriptions	21,156	29,629
Licensing and syndication revenue	18,173	8,471
Other digital revenue	1,166	43
Total digital revenue	149,812	101,008
Print revenue
Print advertising	10,214	9,051
Print subscriptions	60,909	79,081
Total print revenue	71,123	88,132
Total revenue	$220,935	$189,140
Revenue by geographical market:
United States	$212,270	$182,706
Other	8,665	6,434
Total revenue	$220,935	$189,140
Revenue by timing of recognition:
At point in time	$138,870	$159,512
Over time	82,065	29,628
Total revenue	$220,935	$189,140

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: Publisher Partner guarantees and revenue share payments; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel (as described in Note 23).

Contract Balances

The timing of the Company’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. An asset is recognized when certain costs incurred to obtain a contract meet the capitalization criteria (further details are provided under the heading Subscription Acquisition Costs). A contract liability is recognized when consideration is received from the customer prior to the transfer of goods or services.

The following table provides information about contract balances:

	As of December 31,
	2022	2021
Unearned revenue (short-term contract liabilities):
Digital revenue	$18,571	$14,693
Print revenue	40,132	39,337
	$58,703	$54,030
Unearned revenue (long-term contract liabilities):
Digital revenue	$1,118	$1,446
Print revenue	18,583	13,831
	$19,701	$15,277

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and print subscription revenue of $50,813 was recognized during the year ended December 31, 2022 from unearned revenue at the beginning of the year.

During January of 2020, February of 2020 and December of 2021, the Company modified certain digital and print subscription contracts that prospectively changed the frequency of the related issues (or magazines) required to be delivered on a yearly basis (the “Contract Modifications”). The Company determined that the remaining digital content and magazines to be delivered are distinct from the digital content or magazines already provided under the original contract. As a result, the Company in effect established a new contract that included only the remaining digital content or magazines. Accordingly, the Company allocated the remaining performance obligations in the contracts as consideration from the original contract that has not yet been recognized as revenue. For the years ended December 31, 2022 and 2021, the Company recognized revenue of $2,986 and $2,821, respectively, resulting from the Contract Modifications.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains cash, cash equivalents, and restricted cash at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2022 and 2021, cash and cash equivalents consist primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

The following table reconciles total cash, cash equivalents, and restricted cash:

	As of December 31,
	2022	2021
Cash and cash equivalents	$13,871	$9,349
Restricted cash	502	502
Total cash, cash equivalents, and restricted cash	$14,373	$9,851

As of December 31, 2022 and 2021, the Company had restricted cash of $502, which serves as collateral for certain credit card merchant accounts with a bank.

Accounts Receivable and Allowance for Doubtful Accounts

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of December 31, 2022 and 2021 of $33,950 and $21,660, respectively, are presented net of allowance for doubtful accounts of $2,236 and $1,578, respectively, on the consolidated balance sheets.

Subscription Acquisition Costs

Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if the Company expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental costs of obtaining a contract with a customer and, therefore, meet the capitalization criteria. The Company has elected to apply the practical expedient to amortize these costs at the portfolio level. The sales commissions paid to third-party agents are amortized as the magazines are sent to the subscriber on an issue-by-issue basis. The Company determined that commissions paid for subscriber renewal contracts to all third-party agents are not from a specifically anticipated future contract, therefore, the commissions paid on renewals are amortized as the magazines are sent to the subscriber over the renewal term on an issue-by-issue basis. Direct mail costs for renewal subscriptions are expensed as incurred since they do not meet the capitalization criteria.

Amortization of subscription acquisition costs of $37,190 and $46,264 for the years ended December 31, 2022 and 2021, respectively, are included within selling and marketing expenses on the consolidated statements of operations. No impairment losses have been recognized for subscription acquisition costs for the years ended December 31, 2022 and 2021.

The Contract Modifications resulted in subscription acquisition costs to be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized.

As of December 31, 2022 and 2021, subscription acquisition costs were $40,064 (short-term of $25,931 and long-term of $14,133) and $38,397 (short-term of $30,162 and long-term of $8,235), respectively, on the consolidated balance sheets. Subscription acquisition cost as of December 31, 2022 presented as current assets of $25,931 are expected to be amortized during the year ending December 31, 2023 and $14,133 presented as long-term assets are expected to be amortized after the year ending December 31, 2024.

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

Revenue from significant customers as a percentage of the Company’s total revenue represent 13.9% and 11.3% from a customer for the years ended December 31, 2022 and 2021, respectively.

Significant accounts receivable balances as a percentage of the Company’s total accounts receivable represent 0.0% and 10.7% from a customer for the years ended December 31, 2022, and 2021, respectively.

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

Significant accounts payable balances as a percentage of the Company’s total accounts payable represent 14.1%, and 10.5% from a vendor for the years ended December 31, 2022, and 2021, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included on the statements of operations when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date. Goodwill is measured as the excess of consideration transferred and the net fair values of the assets acquired, and the liabilities assumed at the date of acquisition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period, which may be up to one year from the acquisition date, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Additionally, the Company identifies acquisition-related contingent payments and determines their respective fair values as of the acquisition date, which are recorded as accrued liabilities on the consolidated balance sheets. Subsequent changes in fair value of contingent payments are recorded on the consolidated statements of operations. The Company expenses transaction costs related to the acquisition as incurred.

Intangible Assets

Intangible assets with finite lives, consisting of developed technology and trade names, are amortized using the straight-line method over the estimated economic lives of the assets. A finite lived intangible asset is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Intangible assets with an indefinite useful life are not amortized.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company operates as one reporting unit, therefore, the impairment test is performed at the consolidated entity level. Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Debt Costs

Debt costs consist of cash and noncash consideration paid to lenders and third parties with respect to debt and other financing transactions, including legal fees and placement fees. Such costs are deferred and amortized over the term of the related debt. Upon the settlement of debt the pro rata portion of any related unamortized debt costs are charged to operations.

Additional consideration in the form of warrants and other derivative financial instruments issued to lenders are accounted for at fair value utilizing information determined by consultants with the Company’s independent valuation firm. The fair value of warrants and derivatives are recorded as a reduction to the carrying amount of the related debt and amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as a liability on the balance sheet. Upon the settlement of the debt the pro rata portion of any related unamortized debt cost is charged to operations.

Liquidated Damages

Liquidated damages are incurred when: (i) a registration rights agreement provides for damages if the Company does not register the shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”), which, in general, provides for a cash payment equal to 1.0% per month of the amount invested, on a daily pro rata basis for any portion of a month, as partial liquidated damages per month, upon the occurrence of certain events, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at the rate of 1.0% per month until paid in full; and (ii) a securities purchase agreement provides for damages if the Company fails for any reason to satisfy a public information requirement within the requisite time frame with the Securities and Exchange Commission (“SEC”) (the “Public Information Failure Damages”), which, in general, provides for a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. Collectively, the Registration Rights Damages and the Public Information Failure Damages are referred to as the “Liquidated Damages” on the consolidated balance sheets.

Selling and Marketing

Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts, and print and digital advertising that are expensed when an advertisement takes place. During the years ended December 31, 2022 and 2021, the Company incurred advertising expenses of $5,987 and $6,962, respectively, which are included within selling and marketing on the consolidated statements of operations.

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

Derivative Financial Instruments

The Company accounted for freestanding contracts that were settled in the Company’s equity securities, including common stock warrants, to be designated as an equity instrument, generally as a liability. A contract so designated was carried at fair value on the consolidated balance sheets, with any changes in fair value recorded as a gain or loss on the consolidated statements of operations.

The Company recorded all derivatives on the consolidated balance sheets at fair value, adjusted at the end of each reporting period to reflect any material changes in fair value, with any such changes classified as changes in derivatives valuation in the consolidated statements of operations. The calculation of the fair value of derivatives utilized highly subjective and theoretical assumptions that could have materially affected fair values from period to period. The recognition of these derivative amounts did not have any impact on cash flows.

At the date of settlement of a freestanding equity contract or common stock warrants, the pro rata fair value of the related warrant liability and any embedded derivative liability was transferred to additional paid-in capital.

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

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 21) is reported as a mezzanine obligation between liabilities and stockholders’ deficiency. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2022 or 2021) (further details are provided under the headings Publisher Partner Warrants and New Publisher Partner Warrants in Note 23), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 23).

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

The fair value measurement of stock awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants were determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (further details are provided in Note 23).

Fair value determined under the Black-Scholes option-pricing model and Monte Carlo model is affected by several variables, the most significant of which are the life of the stock award, the exercise price of the stock option or warrants, as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the stock award. Estimated volatility was determined under the (1) “Probability Weighted Scenarios” where one scenario assumes that the Company’s common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”) where the estimated volatility was based on evaluating the average historical volatility of a group of peer companies that are publicly traded and the second scenario assumes that the Company’s common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”) where the historical volatility of the Company’s common stock was evaluated based upon market comparisons; and the (2) “Up-list Scenario” where the Company estimated volatility based on evaluating the average historical volatility of a group of peer companies that are publicly traded after the Company up-listed to the NYSE American. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company has elected to recognize forfeitures as they occur and to recognize stock-based compensation cost on a straight-line basis over the total requisite service period for awards with graded vesting. The Company classifies stock-based compensation cost on its consolidated statements of operations in the same manner in which the award recipient’s cash compensation cost is classified.

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

	As of December 31,
	2022	2021
Series G Preferred Stock	8,582	8,582
Series H Preferred Stock	1,981,128	2,075,200
Financing Warrants	107,956	116,118
ABG Warrants	999,540	999,540
AllHipHop Warrants	5,681	5,681
Publisher Partner Warrants	4,154	35,607
Restricted stock awards	97,403	194,806
Restricted stock units	994,766	1,636,111
Common stock options	6,199,521	5,525,395
Total	10,398,731	10,597,040

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and amends the diluted earnings per share computation for these instruments. On January 1, 2022, the Company adopted ASU 2020-06 with no material impact to its consolidated financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF), to provide explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. On January 1, 2022, the Company adopted ASU 2021-04 with no material impact to its consolidated financial position, results of operations, cash flows or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to account for revenue contracts acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired contracts. This update should lead to recognition and measurement consistent with what’s reported in the acquiree’s financial statements, provided that the acquiree prepared financial statements in accordance with GAAP. The new standard marks a change from current GAAP, under which assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts, are generally recognized at fair value at the acquisition date. On January 1, 2022, the Company adopted ASU 2021-08 with no material impact to its consolidated financial position, results of operations or cash flows. This new accounting standard will be applied prospectively to business combinations.

Recently Issued Accounting Standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, addressing areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the current expected credit losses (CECL) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. This update requires an entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has already adopted ASU 2016-13, the new guidance is effective for the fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for the Company in the fiscal year beginning after December 15, 2023, and interim periods within the fiscal year. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this new accounting standard will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Discontinued Operations

The Company, upon Board approval on September 15, 2022, discontinued (i.e., the “discontinued operations”) the Parade print business (“Parade Print”) that was acquired on April 1, 2022 (as part of the Parade acquisition, as further described below in Note 4), on November 13, 2022 (the last date of any obligation to deliver issues of Parade Print).

The table below sets forth the loss from discontinued operations for the period from April 1, 2022 to December 31, 2022:

Revenue	$26,817
Cost of revenue	23,015
Gross profit	3,802
Operating expense
Selling and marketing	5,396
General and administrative	1,722
Loss on impairment of assets	209
Total operating expenses	7,327
Loss from discontinued operations	(3,525)
Income tax benefit	55
Net loss from discontinued operations	$(3,470)

The discontinued operations of Parade Print also included Relish and Spry Living print products that were acquired as part of the Parade acquisition. An existing purchase commitment for paper used in the production of Parade Print has been recognized as part of the discontinued operations. During the year ended December 31, 2022, as part of the discontinued operations, the Company recognized $750 of severance and related commissions for certain employees, where it identified a number of Parade employees who were primarily focused on Parade Print that departed in a one-time restructuring.

During the year ended December 31, 2022, the Company recorded depreciation and amortization of $0; and operating and investing noncash items of $209 and $0, respectively, as part of the discontinued operations.

4. Acquisitions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

2022 Acquisitions

Athlon Holdings, Inc. - On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc. (or Parade), a Tennessee corporation, for a purchase price of $15,854, as adjusted for the working capital adjustment as of the closing date of the transaction. The working capital adjustment is pending acceptance by the sellers (further details are provided in Note 28). As a part of the closing consideration, the Company also acquired cash of $1,840, that was further adjusted post-closing for the working capital adjustment. The purchase price of $15,854, as discounted, is comprised of (i) a cash portion of $12,827, with $11,840 paid at closing and $987 estimated to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,141. The number of shares of the Company’s common stock issued was determined based on a $3,000 value using the common stock trading price for the 10 trading days preceding the April 1, 2022 closing date. Certain of Parade’s key employees entered into either advisory agreements or employment agreements with the Company. Parade operates in the United States.

The amount estimated to be paid post-closing of $987 will be or was paid as follows: (i) $742 is expected to be paid upon receipts of certain tax refunds due to the sellers (consisting of $3,000 for the deferred cash payments, as discounted, less a $2,258 cash adjustment); and (ii) $245 was paid within two business days from the date the Company received proceeds from the sale of the equity interest in Just Like Falling Off a Bike, LLC that was held by Parade as of the closing date (paid on April 7, 2022).

The Company received a final valuation report from a third-party valuation firm after the preliminary purchase price was adjusted during the quarterly period ended September 30, 2022. After considering the results of the final valuation report, the Company estimated that the purchase consideration decreased by $321. The decrease in the purchase price was related to an increase in identifiable assets of $54, an increase in deferred tax liabilities of $27, with a decrease in the working capital adjustment of $321, resulting in a decrease in goodwill of $348.

The composition of the purchase price is as follows:

Cash	$12,085
Common stock	3,141
Deferred cash payments, as discounted	628
Total purchase consideration	$15,854

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

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$2,604
Accounts receivable	10,855
Other current assets	1,337
Equity investment	2,450
Fixed assets	108
Digital content	355
Advertiser relationships	6,202
Trade names	2,261
Goodwill	2,587
Accounts payable	(7,416)
Accrued expenses and other	(2,440)
Unearned revenue	(1,203)
Other long-term liabilities	(543)
Deferred tax liabilities	(1,303)
Net assets acquired	$15,854

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

The excess purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. No portion of the goodwill related to the acquisition will be deductible for tax purposes.

Supplemental Pro forma Information

The following table summarizes the results of continuing operations of the Parade acquisition from the acquisition date included in the consolidated results of continuing operations and the unaudited pro forma results of continuing operations of the combined entity had the date of the acquisition been January 1, 2021:

	Years Ended December 31,
	2022	2021
Parade continuing operations from acquisition date of April 1, 2022 (unaudited):
Revenue	$13,253	$-
Net loss	1,086	-
Combined entity continuing operations supplemental pro forma information had the acquisition date been January 1, 2021 (unaudited):
Revenue:
Parade	$17,522	$19,522
Arena	207,682	189,140
Total continuing operations supplemental pro forma revenue	$225,204	$208,662
Net income (loss):
Parade	$1,222	$2,872
Arena	(68,474)	(89,940)
Adjustments	(1,967)	(49)
Total continuing operations supplemental pro forma net loss	$(69,219)	$(87,117)

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s reporting period.

The adjustments for the years ended December 31, 2022 and 2021 of ($1,967) and ($49), respectively, represents adjustments: (1) to record depreciation and amortization expense related to the fixed and intangible assets acquired from the acquisition of ($864) and ($1,152); (2) to record (reverse) the nonrecurring transaction cost related to the acquisition of $200 and ($200); and (3) to record the deferred tax (benefit) provision related to the acquisition of ($1,303) and $1,303, respectively.

Buffalo Groupe, LLC – On September 27, 2022, the Company entered into an asset purchase agreement with Buffalo Groupe, LLC, doing business as Morning Read, where it purchased certain intellectual properties, certain assumed contracts, and other certain rights related to the intellectual properties (collectively, the “Morning Read Purchased Assets”) and assumed certain liabilities related to the Morning Read Purchased Assets. The purchase consideration consisted of a cash payment of $850 at closing.

The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets.

The purchase consideration totaled $850, which was assigned to the brand name acquired on the closing date of the acquisition. The useful life for the brand name is ten years (10.0 years).

A360 Media, LLC – On December 15, 2022 (the closing date), pursuant to an asset purchase agreement entered into December 7, 2022, the Company acquired certain assets and liabilities from Weider Publications, a subsidiary of A360 Media, LLC (or Men’s Journal) related to the digital media operations of Men’s Journal and other men’s active lifestyle brands. The Company paid $25,000 in cash for the acquisition consisting of: (i) $23,000 paid at closing; (ii) $1,000 deposited into an escrow account to be released in accordance with the terms of the agreement, subject to adjustments for any indemnification payments; and (iii) $1,000 paid in November 2022. The Company also assumed certain liabilities consisting of: (i) $1,430 an assumed lease obligation, as discounted (representing $3,189 in deferred payments over twenty-seven months (27) for the assumption of a lease obligation); and (ii) $4,078 in deferred revenue obligations to deliver certain publications to the subscribers of Men’s Journal ($3,941 in unearned revenue after consideration of an estimated subscription refund liability of $137). In accordance with the practical expedients under ASU 2021-08, the Company has elected to apply (i) the practical expedient to the modification of the subscriber contracts at the acquisition date to determine the performance obligations and transaction price; and (ii) to use the estimated selling price of a subscriber contract as the standalone selling price of the replacement magazine based on the number of magazines expected to be delivered to the Men’s Journal subscribers to satisfy the performance obligations. The agreement contains customary representations, warranties and covenants. Men’s Journal operates in the United States.

The Company accounted for the asset acquisition as a business combination in accordance with ASC 805 since the acquisition met the definition of a business under the applicable guidance.

The Company incurred $283 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded within general and administrative expense on the consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Lease deposit receivable	$420
Advertiser relationships	6,860
Brand names	6,090
Goodwill	17,138
Unearned revenue	(3,941)
Subscription refund liability	(137)
Assumed lease obligation	(1,430)
Net assets acquired	$25,000

The Company utilized an independent appraisal firm to assist in the determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the advertiser relationships were determined by applying the multi-period earnings method of the income approach and the fair values of the brand names were determined by applying the relief-from-royalty method. The estimated weighted average useful life is twelve and one-half years (12.5 years) for the advertiser relationships and eleven years (11.0 years) for the brand names.

The excess-of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. A portion of the goodwill will be deductible for tax purposes.

Supplemental Pro forma Information

The pro forma disclosures have been deemed impracticable for this acquisition since after making reasonable efforts the Company is unable to accept assumptions made by Men’s Journal. The Company has determined, based on the information provided by Men’s Journal and made available to the Company, that the earnings from the prior periods could not be verified since the acquisition only included certain activities of Men’s Journal and financial statements were not available. In this regard, the Company: (1) made reasonable effort to obtain certain financial results of the certain activities but Men’s Journal was unable to apply the requirement; and (2) the presentation of the pro forma results and the assumptions made by management were unable be independently substantiated.

2021 Acquisitions

College Spun Media Incorporated – On June 4, 2021, the Company acquired all of the issued and outstanding shares of capital stock of College Spun Media Incorporated, a New Jersey corporation (or The Spun), for an aggregate of $11,830 in cash and the issuance of an aggregate of 194,806 restricted shares of the Company’s common stock, with one-half of the shares vesting on the first anniversary of the closing (vested on June 4, 2022) and the remaining one-half of the shares vesting on the second anniversary of the closing. The cash payment consists of: (i) $10,830 paid at closing (of the cash paid at closing, $830 represents adjusted cash pursuant to working capital adjustments), and (ii) $500 to be paid on the first anniversary of the closing ($500 paid on June 4, 2022 consisted of principal of $453 and imputed interest of $47) and $500 to be paid on the second anniversary date of the closing. The vesting of one-half of the shares of the Company’s common stock remain subject to the continued employment of certain selling employees. The Spun operates in the United States.

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

The Company received a final valuation report from a third-party valuation firm after the preliminary purchase price was recorded for the quarterly period ended June 30, 2021. After considering the results of that valuation report, the Company estimated the fair value for the brand name of $5,175, along with a decrease for working capital accounts of $1,932 (consisting of adjusted amounts for cash, accounts receivable, accrued expenses and deferred tax liabilities) resulting in a corresponding decrease to goodwill of $3,977.

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Cash	$3,214
Accounts receivable	1,772
Other current assets	5
Brand name	5,175
Goodwill	3,479
Accrued expenses	(85)
Deferred tax liabilities	(1,825)
Net assets acquired	$11,735

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

Fulltime Fantasy Sports, LLC – On July 15, 2021, the Company entered into an asset purchase agreement with Fulltime Fantasy Sports, LLC, where it purchased certain intellectual property, subscriber and customer records, and other certain rights related to the intellectual property (collectively the “Fulltime Fantasy Purchased Assets”) and assumed certain liabilities related to the Fulltime Fantasy Purchased Assets. The purchase price consisted of: (i) a cash payment of $335 (paid in advance), including transaction related costs of $35, (ii) the issuance of 34,092 shares the Company’s restricted common stock (subject to certain vesting earn-out provisions and certain buy-back rights), with 11,364 shares of restricted common stock vested at closing, and (iii) a cash earn-out payment of $450 ($225 paid in January 2022 and $225 paid June 2022) and 22,728 shares of restricted common stock (11,364 vested on December 31, 2021 and 11,364 vested on June 30, 2022).

The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. All direct acquisition-related costs of $35 are assigned to the assets in relation to the relative fair value of the acquired assets and recorded as part of the consideration transferred.

The composition of the purchase price is as follows:

Cash (including $35 of transaction related costs)	$335
Restricted stock	168
Deferred cash payments	419
Deferred restricted stock	335
Total purchase consideration	$1,257

The purchase price resulted in $1,257 (including $35 of transaction related costs) being assigned to a database acquired at the closing date of the acquisition. The useful life for the database is three years (3.0 years).

5. Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2022	2021
Prepaid expenses	$2,321	$2,978
Prepaid supplies	927	487
Prepaid software license	-	129
Refundable income and franchise taxes	957	745
Unamortized debt costs	216	-
Other receivables	20	409
Total prepayments and other current assets	$4,441	$4,748

6. Royalty Fees

Royalty fees represent royalties due to ABG in connection with the Sports Illustrated Licensing Agreement. The Company’s guaranteed minimum annual royalties are $15,000, subject to certain provisions, with payment to be made in advance on a quarterly basis. The royalty fee payments are amortized monthly. As of December 31, 2022 and 2021, $0 and $11,250, respectively, were paid in advance and reflected within current assets on the consolidated balance sheets.

7. Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2022	2021
Office equipment and computers	$1,744	$1,345
Furniture and fixtures	240	1
	1,984	1,346
Less accumulated depreciation and amortization	(1,249)	(710)
Net property and equipment	$735	$636

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $539 and $443, respectively. Impairment charges for property and equipment for the years ended December 31, 2022 and 2021 of $0 and $425, respectively, have been recorded on the consolidated statements of operations.

8. Leases

The Company’s real estate lease for the use of office space was subleased during the year ended December 31, 2022. The Company determines whether an arrangement contains a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 1.75 years.

The table below presents supplemental information related to operating leases:

	As of December 31,
	2022	2021
Operating lease costs during the year (1)	$969	$2,500
Cash payments included in the measurement of operating lease liabilities during the year	469	2,787
Operating lease liabilities arising from obtaining lease right-of-use assets during the year	-	-
Weighted-average remaining lease term (in years) as of year-end	1.75	2.75
Weighted-average discount rate during the year	9.90%	9.90%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were follows:

	As of December 31,
	2022	2021
Operating lease costs:
Cost of revenue	$-	$1,797
Selling and marketing	-	516
General and administrative	1,187	405
Total operating costs (1)	1,187	2,718
Less sublease income	(218)	(218)
Total operating lease costs	$969	$2,500

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the years ended December 31, 2022 and 2021 of $170 and $612, respectively, and month-to-month lease arrangements for the years ended December 31, 2022 and 2021 of $95 and $320, respectively.

Maturities of the operating lease liability as of December 31, 2022 are summarized as follows:

Years Ending December 31,
2023	$486
2024	373
Minimum lease payments	859
Less imputed interest	(74)
Present value of operating lease liability	$785
Current portion of operating lease liability	$427
Long-term portion of operating lease liability	358
Total operating lease liability	$785

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024, where it is entitled to receive sublease income of $637. In connection with the sublease agreement, the Company: (1) reduced the value of its right-of-use asset and lease liability by $1,002 based on a remeasurement of its existing operating lease to exclude any renewal options in its lease liability; and (2) recognized a loss on impairment of the lease for the year ended December 31, 2021 of $466 as reflected on the consolidated statements of operations. As of December 31, 2022, the Company is entitled to receive total sublease income of $477.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships. This membership provides a certain number of accounts that equate to the use of the space granted. Effective June 1, 2022, the SaksWorks membership agreement was amended and assigned to Convene SW MSA Holdings, LLC (“Convene”). The term of the agreement with Convene is for twenty-seven months from the initial effective date of October 1, 2021 with SaksWorks. The annual membership fee with Convene is $500 payable in equal monthly installments. The agreement also provides for: (1) additional accounts at predetermined pricing; and (2) renewal of agreement at the end on the term for a twelve-month period at the then-current market price and pricing structure on such renewal date. As of December 31, 2022, the Company had $500 of remaining payments under the agreement with Convene.

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space and as a result, relinquished the space and derecognized a right-of-use asset of $15,673, a lease liability of $17,935 and recorded a penalty upon termination of $9,606 (as discounted since the amount of the liability and timing of the Cash Payments, as defined below, are fixed), resulting in a net loss upon termination for the year ended December 31, 2021 of $7,345 (or loss upon lease termination), which has been reflected on the consolidated statements of operations. In connection with the termination, the Company agreed to pay the landlord cash of $10,000 (the “Cash Payments”) and $1,475 in market rate advertising. The Cash Payments were paid or remain due as follows: $1,000 paid in December 2021; $1,000 paid in October 2022; $4,000 due on October 1, 2023; and $4,000 due on October 1, 2024.

9. Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2022	2021
Platform development	$21,493	$21,997
Less accumulated amortization	(11,163)	(12,698)
Net platform development	$10,330	$9,299

A summary of platform development activity is as follows:

	As of December 31,
	2022	2021
Platform development beginning of year	$21,997	$16,029
Payroll-based costs capitalized	5,179	4,819
Less dispositions	(7,357)	(460)
Total capitalized payroll-based costs	19,819	20,388
Stock-based compensation	1,884	2,045
Impairments	(210)	(436)
Platform development end of year	$21,493	$21,997

Amortization expense for platform development for the year ended December 31, 2022 and 2021 was $5,822 and $4,485, respectively. Amortization expense for platform development is included in cost of revenues on the consolidated statements of operations. Impairment charges for platform development for the years ended December 31, 2022 and 2021 of $210 and $436, respectively, have been recorded on the consolidated statements of operations.

10. Intangible Assets

Intangible assets subject to amortization consisted of the following:

	Weighted Average	As of December 31, 2022			As of December 31, 2021
	Useful Life (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.0	$17,333	$(14,883)	$2,450	$17,579	$(11,465)	$6,114
Trade name	16.0	5,380	(1,180)	4,200	3,328	(782)	2,546
Brand name	9.5	12,115	(908)	11,207	5,175	(298)	4,877
Subscriber relationships	5.1	73,459	(47,146)	26,313	73,459	(32,623)	40,836
Advertiser relationships	9.8	15,302	(1,368)	13,934	2,240	(570)	1,670
Database	3.0	2,397	(1,753)	644	2,397	(1,104)	1,293
Digital content	2.0	355	(133)	222	-	-	-
Subtotal amortizable intangible assets		126,341	(67,371)	58,970	104,178	(46,842)	57,336
Website domain name		-	-	-	20	-	20
Total intangible assets		$126,341	$(67,371)	$58,970	$104,198	$(46,842)	$57,356

Developed technology, trade name, brand name, subscriber relationships, advertiser relationships, and database intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. The website domain name was not being amortized and was impaired during the year ended December 31, 2022. Amortization expense for the years ended December 31, 2022 and 2021 was $20,748 and $20,246, respectively. Impairment charges for intangible assets for the years ended December 31, 2022 and 2021 of $47 and $331, respectively, were recorded on the consolidated statements of operations.

Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2022 is as follows:

Years Ending December 31,
2023	$20,959
2024	14,472
2025	3,394
2026	3,240
2027	3,240
Thereafter	13,665
$58,970

11. Other Assets

Other assets are summarized as follows:

	As of December 31,
	2022	2021
Security deposit	$420	$110
Prepaid insurance	504	529
Unamortized debt cost	216	-
Total other assets	$1,140	$639

12. Goodwill

The changes in carrying value of goodwill are as follows:

	As of December 31,
	2022	2021
Carrying value at beginning of year	$19,619	$16,140
Goodwill acquired in acquisition of The Spun	-	3,479
Goodwill acquired in acquisition of Parade	2,587	-
Goodwill acquired in acquisition of Men’s Journal	17,138	-
Carrying value at end of year	$39,344	$19,619

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill.

The Company, as part of its annual impairment evaluation of goodwill of its one reporting unit, performs the goodwill impairment test in accordance with applicable guidance. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the goodwill impairment test is not required. The annual impairment test was performed on December 31, 2022. No impairment of goodwill has been identified during the years ended December 31, 2022 and 2021.

13. Restricted Stock Liabilities

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger. Pursuant to the amendment, the Company agreed to purchase the vested restricted stock awards, at a price of $88.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021, subject to certain conditions.

The following table presents the activity of the restricted stock liabilities:

	As of and for the Years Ended December 31,
	2022	2021
Restricted stock liabilities (before imputed interest)	$2,307	$3,801
Less imputed interest	(155)	(177)
Present value of restricted stock liabilities	2,152	3,624
Less payments during the years	(2,152)	(1,472)
Restricted stock liabilities at end of year (reflected in accrued expenses and other)	$-	$2,152

During the years ended December 31, 2022 and 2021, the Company recorded the repurchase of 26,214 and 22,178 shares of the Company’s restricted stock awards, respectively, on the consolidated statements of stockholders’ deficiency. Effective April 4, 2022, there were no longer any shares of the Company’s common stock subject to repurchase. During the years ended December 31, 2022 and 2021, the Company paid $2,307 and $1,419 in cash for the repurchase, including interest of $155 and $254, respectively.

14. Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of December 31,
	2022	2021
General accrued expenses	$6,339	$4,491
Accrued payroll and related taxes	5,221	7,124
Accrued publisher expenses	4,911	6,319
Deferred cash payments	1,123	656
Sales tax liability	645	779
Restricted stock liabilities	-	2,152
Lease termination liability	4,753	1,846
Other accrued expenses	110	644
Total accrued expenses and other	$23,102	$24,011

15. Line of Credit

SLR Credit Facility – On December 15, 2022, the Company entered into an amendment to its financing and security agreement for its line of credit with SLR Digital Finance LLC (formerly FPP Finance LLC) (“SLR”), that was previously amended on December 6, 2021, pursuant to which (i) the maximum amount of advances available was increased to $40,000 (subject to certain limits and eighty-five (85%) of eligible accounts receivable ), (ii) the interest rate on the line of credit was amended to be the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available) (as of December 31, 2022 the rate was 11.5%), and (iii) the maturity of the line of credit was extended to December 31, 2024; provided that the maturity date will be December 31, 2023 if the Company has not refinanced, repaid or extended all of its Senior Secured Notes (as defined below) due December 31, 2023 by August 31, 2023, and provided further, that SLR will be entitled to accelerate the obligations if the Company has not refinanced, repaid or extended all of its Senior Secured Notes due December 31, 2023 by September 30, 2023. In the event that the line of credit is accelerated, the Company will be obligated to pay SLR a termination fee of $900. The amendment also permitted the Company to enter into the Bridge Notes (as defined below). The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. In connection with the line of credit, the Company incurred debt costs of $441 that are being amortized over the life of the line of credit with the unamortized balance reflected in prepayment and other current assets of $216 and other long-term assets of $216, as of December 31, 2022, respectively. As of December 31, 2022, the effective interest rate on the line of credit was 12.7%. As of December 31, 2022 and 2021, the balance outstanding under the line of credit was $14,092 and $11,988, respectively.

16. Liquidated Damages Payable

Liquidated Damages payable are summarized as follows (capitalized terms are described herein):

	As of December 31, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H Preferred Stock	618	626	570	1,814
Convertible debentures	-	704	280	984
Series J Preferred Stock	932	932	525	2,389
Series K Preferred Stock	437	478	220	1,135
Total	$2,002	$2,740	$1,595	$6,337

(1)	Shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of December 31, 2022, the short-term and long-term liquidated damages payable were $5,843 and $494, respectively, totaling $6,337. The long-term portion was converted into shares of the Company’s common stock (see Note 29 under the heading of Liquidated Damages). The Company will continue to accrue interest on the Liquidated Damages balance at 1% per month based on the balance outstanding until paid. There is no scheduled date when the unpaid Liquidated Damages become due. The Series K Preferred Stock (as defined below) remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested (see Note 16).

	As of December 31, 2021
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H Preferred Stock	1,164	1,172	792	3,128
Convertible debentures	-	873	242	1,115
Series I Preferred Stock	1,386	1,386	613	3,385
Series J Preferred Stock	1,560	1,560	490	3,610
Series K Preferred Stock	180	722	50	952
Total	$4,305	$5,713	$2,187	$12,205

(1)	Shares of common stock issuable to MDB.

As of December 31, 2021, the short-term and long-term liquidated damages payable were $5,197 and $7,008, respectively, totaling $12,205. The long-term portion was converted into shares of the Company’s common stock on January 24, 2022 (see Note 22, under the heading Common Stock for Liquidated Damages).

Information with respect to the Liquidated Damages recognized on the consolidated statements of operations is provided in Note 24.

17. Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of December 31,
	2022	2021
Lease termination liability	$3,621	$6,928
Other lease liability	1,486	-
Deferred cash payment liabilities	-	410
Other	200	218
	$5,307	$7,556

18. Fair Value Measurement

The Company’s financial instruments consist of level 1, Level 2 and level 3 assets as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents of $13,871 and $9,349, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

Financial instruments measured at fair value during the year consisted of the following:

	As of December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$61,787	$-	$61,787	$-

	As of December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$60,756	$-	$60,756	$-

Senior Secured Notes – The carrying value of the Senior Secured Notes (as defined below) approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The quantitative information utilized in the fair value calculation of the Level 3 liabilities are as follows:

Unearned Revenue – The fair value of unearned revenue remaining in connection with the 2019 acquisitions of Sports Illustrated Licensed Brands, was determined with the following inputs: (1) projection of when unearned revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate. The unearned revenue remaining from the acquisitions as of December 31, 2022 and 2021 was $1,154 and $4,855, respectively.

The changes in unearned revenue with inputs classified as Level 3 of the fair value hierarchy are reflected within revenue on the consolidated statements of operations.

Warrant Derivative Liabilities – The Company accounted for certain warrants issued in connection with previously issued convertible debentures, as derivative liabilities, which required the Company carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period end.

The Company determined the fair value of the Strome Warrants and B. Riley Warrants (as described in Note 22) utilizing the Black-Scholes valuation model as further described below. These warrants were classified as Level 3 within the fair-value hierarchy prior to reclassification to equity (as described below). Inputs to the valuation model include the Company’s publicly quoted stock price, the stock volatility, the risk-free interest rate, the remaining life of the warrants, the exercise price or conversion price, and the dividend rate. The Company uses the closing stock price of its common stock over an appropriate period of time to compute stock volatility.

These assumptions are summarized as follows:

Strome Warrants – 2021 assumptions upon reclassification to equity: Black-Scholes option-pricing; expected life: 1.54 years; risk-free interest rate: 0.60%; volatility factor: 146.68%; dividend rate: 0.0%; transaction date closing market price: $0.62; exercise price: $0.50.

B. Riley Warrants – 2021 assumptions upon reclassification to equity: Black-Scholes option-pricing; expected life: 3.88 years; risk-free interest rate: 1.14%; volatility factor: 144.61%; dividend rate: 0.0%; transaction date closing market price: $0.62; exercise price: $0.33.

The following table represents the carrying amounts, change in valuation for the Company’s warrants accounted for as a derivative liability and classified within Level 3 of the fair-value hierarchy and fair value recorded upon reclassification to equity as of and during the year ended December 31, 2021:

	Carrying Amount at Beginning of Year	Change in Valuation	Reclassification to Equity	Carrying Amount at End of Year
Strome Warrants	$704	$(75)	$(629)	$-
B. Riley Warrants	443	41	(484)	-
Total	$1,147	$(34)	$(1,113)	$-

For the year ended December 31, 2021, the change in valuation of warrant derivative liabilities recognized within other income on the consolidated statements of operations was $34. The Strome Warrants and B. Riley Warrants were reclassified to equity upon filing an effective registration statement during the year ended December 31, 2021, resulting in a $1,113 offset within additional paid-in capital on the consolidated statements of stockholders’ deficiency.

19. Bridge Notes

On December 15, 2022, the Company issued $36,000 aggregate principal amount of senior secured notes (the “Bridge Notes”) pursuant to a third amended and restated note purchase agreement (as described below) with B. Riley, in its capacity as agent for the purchasers and as purchaser. The Company received net proceeds of $34,728 from the issuance of the Bridge Notes. Interest on the Bridge Notes is payable in cash at a rate of 12% per annum quarterly in arrears on March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023; provided that, on March 1, 2023, May 1, 2023, and July 1, 2023, the interest rate on the Bridge Notes will increase by 1.5% per annum, with maturity on December 31, 2023. The Bridge Notes are subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the Bridge Notes. The Company may elect to prepay the Bridge Notes, at any time, in whole or in part with no premium or penalty. The Bridge Notes are secured by liens on the same collateral that secures indebtedness under the Company’s outstanding Senior Secured Notes (as defined below) and are guaranteed by the Company’s subsidiaries that guarantee the Senior Secured Notes. The Bridge Notes provide for certain covenants and event of default provisions similar to those contained in the Senior Secured Notes. In connection with the Bridge Notes, the Company incurred debt costs of $1,272 that are being amortized over the expected life of the debt. As of December 31, 2022, the effective interest rate was 19.0%. As of December 31, 2022, the balance outstanding under the Bridge Notes was $34,805 ($36,000 principal balance less unamortized debt costs of $1,195).

20. Long-term Debt

Senior Secured Notes

As of December 31, 2022 and 2021, the Company had an outstanding obligation with B. Riley, in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Senior Secured Notes”) entered into on December 15, 2022, where it amended the second amended and restated note purchase agreement issued on January 23, 2022.

The Senior Secured Notes, prior to and including the third amended and restated note purchase agreement, provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below), in the aggregate principal amount of $9,928 as of December 31, 2021;

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable on the notes on last day of a fiscal quarter from September 30, 2020 to December 31, 2021 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K Preferred Stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes will be payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2023, subject to certain acceleration conditions;

●	all borrowings under the notes to be collateralized by substantially all assets of the Company; and

●	the Company to enter into the Bridge Notes for $36,000 and to increase the line of credit with SLR in an aggregate principal amount not to exceed $40,000.

Delayed Draw Term Notes

As of December 31, 2022 and 2021, the Company had an outstanding obligation with B. Riley, in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Delayed Draw Term Notes”) entered into on December 15, 2022, where it amended the second amended and restated note purchase agreement issued on January 23, 2022:

The Delayed Draw Term Notes, prior to and including the third amended and restated note purchase agreement, provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	a drawdown of $5,086 ($4,578 net proceeds were received after payment of commitment and funding fees paid $509) on December 28, 2021; and

●	interest on the notes to be payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

a maturity date on December 31, 2022 for $5,928 of principal due (repaid with the proceeds from the Bridge Notes) with the remaining balance due of $4,000 on December 31, 2023, subject to certain acceleration terms; and

●	all borrowings under the notes to be collateralized by substantially all assets of the Company.

The following table summarizes the long-term debt:

	As of December 31, 2022			As of December 31, 2021
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, as amended, matures December 31, 2023	$62,691	$(904)	$61,787	$62,691	$(1,935)	$60,756
Delayed Draw Term Notes, as amended, matures December 31, 2023	4,000	(103)	3,897	9,928	(567)	9,361
Total	$66,691	$(1,007)	$65,684	$72,619	$(2,502)	$70,117
Carrying value:
Current portion			$65,684			$5,744
Long-term portion			-			64,373
Total			$65,684			$70,117

As of December 31, 2022 and 2021, the Company’s Delayed Draw Term Notes, as amended, carrying value of $3,897 and $9,361, respectively, was as follows: (1) $0 and $5,928 for the first draw (less unamortized discount and debt issuance costs of $0 and $180), respectively; and (2) $4,000 and $4,000 for the second draw (less unamortized discount and debt issuance costs of $103 and $387), respectively. As of December 31, 2022, the effective interest of the Senior Secured Notes and Delayed Draw Term Notes second draw was 11.4% and 12.5%, respectively.

The Company’s principal maturities of long-term debt are due December 31, 2023 in the amount of $66,691.

Information for the years ended December 31, 2022 and 2021 with respect to interest expense related to long-term debt is provided below.

Interest Expense

The following table represents interest expense:

	Years Ended December 31,
	2022	2021
Amortization of debt costs:
Senior Secured Notes	$1,031	$1,806
Delayed Draw Term Notes	464	300
Bridge Notes	77	-
Line of credit	9	-
Total amortization of debt costs	1,581	2,106
Accrued and noncash converted interest:
Senior Secured Notes	-	6,394
Delayed Draw Term Notes	-	548
Bridge Notes	204	-
Parade	116	-
Payroll Protection Program Loan	-	14
Total accrued and noncash converted interest	320	6,956
Cash paid interest:
Senior Secured Notes	6,356	-
Delayed Draw Term Notes	980	-
Line of credit	1,328	825
Other	864	568
Total cash paid interest	9,528	1,393
Total interest expense	$11,429	$10,455

Paycheck Protection Program Loan

During the year ended December 31, 2021, the Company recorded a $5,717 (including accrued interest of $14) gain upon debt extinguishment that was recognized pursuant to a Paycheck Protection Program Loan that was forgiven on June 22, 2021 that was entered into on April 6, 2020 with JPMorgan Chase Bank, N.A. under the enacted Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration, in other income on the consolidated statements of operations.

21. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of December 31, 2022 as follows:

●	2,000 authorized shares were designated as “Series F Convertible Preferred Stock”, none of which were outstanding. The Series F Convertible Preferred Stock was eliminated on September 7, 2021.

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168.496 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 14,356 shares are outstanding.

●	25,800 authorized shares were designated as “Series I Convertible Preferred Stock” (the “Series I Preferred Stock”) on June 27, 2019, none of which were outstanding. The Series I Preferred Stock was eliminated on September 7, 2021.

●	35,000 authorized shares were designated as “Series J Convertible Preferred Stock” (the “Series J Preferred Stock”) on October 4, 2019, none of which were outstanding. The Series J Preferred Stock was eliminated on September 7, 2021.

●	20,000 authorized shares were designated as “Series K Convertible Preferred Stock” (the “Series K Preferred Stock”) on October 22, 2020, none of which were outstanding. The Series K Preferred Stock was eliminated on September 7, 2021.

●	600,000 authorized shares were designated as “Series L Junior Participating Preferred Stock”, par value $0.01 per share, in connection with the entry by the Company into that certain Rights Agreement with American Stock Transfer & Trust Company, LLC as of May 4, 2021 (as amended and restated on May 2, 2022 and otherwise from time to time, the “Amended and Restated Rights Agreement”). The extension of the term of the Amended and Restated Rights Agreement was approved by a vote of the stockholders at the Annual Meeting on June 2, 20022. The Series L Junior Participating Preferred Stock was eliminated on July 18, 2022, thereby effectively terminating all preferred share purchase rights under the Amended and Restated Rights Agreement such that the shares of Series L Junior Participating Preferred Stock are no longer issued or outstanding.

Series G Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Series G Convertible Preferred Stock (the “Series G Preferred Stock”), of which 1,631.504 were converted prior to November 2001 and 168.496 shares continue to be outstanding, at a stated value of $1 per share, convertible into shares of the Company’s common stock , as adjusted for the stock split on February 8, 2022, and will be further adjusted in the event of another stock splits, stock dividends, combinations of shares and similar transactions subject to stock splits. The Series G Preferred Stock is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock or buy out all outstanding shares of Series G Preferred Stock at the liquidation value of $168. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, the holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their 168.496 shares at the liquidation value of $1 per share, or an aggregate amount of $168. The sale of all the assets of the Company on June 28, 2007 triggered the redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it is redeemable preferred stock and is classified on the consolidated balance sheets as a mezzanine obligation between liabilities and stockholders’ deficiency.

Series H Preferred Stock

As of January 1, 2021, the Company had 19,596 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”) outstanding at a stated value of $1,000 per share, convertible into shares of the Company’s common stock, as adjusted for the stock split on February 8, 2022, and will be further adjusted in the event of another stock splits, stock dividends, combinations of shares and similar transactions, at the option of the holder subject to certain limitations, at a conversion rate equal to the stated value divided by the conversion price of $7.26 per share. The Series H Preferred Stock was subject to Registration Rights Damages and Public Information Failure Damages (see Note 16). Each Series H Preferred Stock votes on an as-if-converted to common stock basis, subject to beneficial ownership blocker provisions and other certain conditions.

The holders of the Series H Preferred Stock can participate any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock, subject to certain conditions, adjustments, and limitations. All the shares of Series H Preferred Stock automatically convert into shares of the Company’s common stock on the fifth anniversary of the initial first closing, or August 10, 2023, at the conversion price of $7.26 per share.

The shares of Series H Preferred Stock were subject to limitations on conversion into shares of the Company’s common stock until the date that increased the number of authorized shares of its common stock to at least a number permitting all the Series H Preferred Stock to be converted in full, which was filed on December 18, 2020, therefore this limitation was removed (as further described in Note 22).

The following table represents the activity of the Series H Preferred Stock from January 1, 2021 through December 31, 2022:

	Shares	Amount
Series H Preferred Stock at January 1, 2021	19,596	$18,248
Conversion of Series H Preferred Stock into common stock during the year ended December 31, 2021	(4,530)	(4,530)
Series H Preferred Stock at December 31, 2021	15,066	13,718
Conversion of Series H Preferred Stock into common stock during the year ended December 31, 2022	(710)	(710)
Series H Preferred Stock at December 31, 2022	14,356	$13,008

The Company recorded the issuance of shares of the Company’s common stock upon conversion of the Series H Preferred Stock of 97,980 and 624,111 with a corresponding amount of $710 and $4,530 during the years ended December 31, 2022 and 2021, respectively, on the consolidated statements of stockholders’ deficiency.

22. Stockholders’ Deficiency

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share as the result of filing on December 18, 2020, a Certificate of Amendment with the Secretary of the State of Delaware to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares.

Common Stock Public Offering – During the year ended December 31, 2022, the Company raised gross proceeds of $34,498 pursuant to a firm commitment underwritten public offering of 4,181,603 shares of the Company’s common stock (on February 15, 2022 the Company issued 3,636,364 shares and on March 11, 2022 the Company issued 545,239 shares pursuant to the underwriter’s overallotment that was exercised on March 10, 2022), at a public offering price of $8.25 per share. The Company received net proceeds of $32,058, after deducting underwriting discounts and commissions and other offering costs payable by the Company. In addition, the Company directly incurred offering costs of $1,568 and recorded $30,490 upon the issuance of its common stock, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock Private Placement – During the year ended December 31, 2021, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 1,299,027 shares of the Company’s common stock at a price of $15.40 per share for aggregate gross proceeds of $20,005 (974,351 shares were issued on May 20, 2021 and May 25, 2021 for gross proceeds of $15,005 and 324,676 shares were issued on June 2, 2021 for gross proceeds of $5,000). After payment of legal fees and expenses of $167, of which $100 was paid in cash to B. Riley, the Company received net proceeds of $19,838 as reflected on the consolidated statements of stockholders’ deficiency.

The shares of the Company’s common stock issued in connection with the common stock private placement is subject to Registration Rights Damages and Public Information Failure Damages, in certain circumstances and limited to 6% of the aggregate amount invested (see Note 16).

Common Stock Withheld – The Company recorded the repurchase of vested restricted common stock of 373,394 shares for the payment for taxes of $4,468, and 4,355 shares for the payment for taxes of $70, during the years ended December 31, 2022 and 2021, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock for Acquisitions – The Company recorded the issuance of 330,863 shares of the Company’s common stock as follows: (i) 314,103 shares were issued pursuant to the Parade stock acquisition on April 1, 2022, with a fair market value of $3,141, as further described in Note 4; and (ii) 16,760 shares were issued on March 9, 2022, pursuant to an asset acquisition entered into March 9, 2020 with no fair value recognized at the time of issuance, during the year ended December 31, 2022, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock for Liquidated Damages – The Company entered into several stock purchase agreements with several investors on January 24, 2022, where the Company was liable to for liquidated damages, pursuant to which the Company issued an aggregate of 505,655 shares of its common stock at a price equal to $13.86 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investors in lieu of an aggregate of $7,008 owed in liquidated damages. In connection with the stock purchase agreements, the Company filed a registration statement covering the resale of 505,655 shares of the Company’s common stock. The Company recorded $6,685 in connection with the issuance of shares of the Company’s common stock and recognized a gain of $323 on the settlement of the liquidated damages, which was recorded as additional paid-in capital on the consolidated statement of stockholders’ deficiency.

Exercise of Stock Options – The Company recorded the exercise of 96,408 common stock options for shares of the Company’s common stock for cash of $95, during the year ended December 31, 2022, as reflected on the consolidated statements of stockholders’ deficiency.

Professional Services – The Company issued, in connection with entering into several professional services agreements, 14,617 and 14,205 shares of the Company’s common stock (14,617 shares consisted of 1,134 shares issued on January 12, 2022 at $13.20 and 13,483 shares issued on January 26, 2022 at $12.54) and (14,205 shares issued on January 21, 2021 at $8.80) that were recorded at the trading price on the issuance date during the years ended December 31, 2022 and 2021 of $184 and $125, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 832,233 shares of the Company’s common stock (as described in Note 23) and 34,395 shares of the Company’s common stock (11,667 shares issued in connection with an asset acquisition and 22,728 shares issued to a certain board member) during the years ended December 31, 2022 and 2021, respectively, as reflected on the consolidated statements of stockholders’ equity.

Restricted Common Stock – The Company issued, in connection with certain acquisitions, 228,898 shares of the Company’s restricted common stock (194,806 shares in connection with The Spun, as further described below, and 34,092 shares in connection with Fulltime Fantasy, as further described in Note 4) during the year ended December 31, 2021, as reflected on the consolidated statements of stockholders’ deficiency.

Restricted Stock Awards

During the year ended December 31, 2021, the Company issued an aggregate of 48,856 shares of its common stock as restricted stock awards to certain members of the Board, subject to continued service with the Company, with vesting generally over a twelve-month period (or shorter if granted after January 1, 2021 so that the awards are fully vested as of December 31, 2021) from the grant date, of which 6,844 unvested restricted stock awards were forfeited.

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued. The estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 23).

A summary of the restricted stock award activity during the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2022	194,806	$16.94
Vested	(97,403)	(16.94)
Restricted stock awards outstanding at December 31, 2022	97,403	16.94

During the year ended December 31, 2021, the Company permitted an exchange of 4,035 shares from vested restricted stock awards for the exercise of 7,893 common stock options (issued under the 2019 Plan, see Note 23) for the net exercise of 3,858 common stock options for shares of the Company’s common stock as reflected on the consolidated statements of stockholders’ deficiency.

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the restricted stock awards is provided under the heading Stock-Based Compensation in Note 23.

Common Stock to be Issued

In connection with the Say Media merger on December 12, 2018, the Company issued 7,851 shares of the Company’s common stock during the year ended December 31, 2022, out of the total shares required to be issued of 46,406 as of January 1, 2021. As of December 31, 2022, 38,555 shares of the Company’s common stock have not been issued and are to be issued.

In connection with a closing of a private placement on January 4, 2018, MDB, as the placement agent, was entitled to receive 2,728 shares of the Company’s common stock that have not been issued as of December 31, 2022, as reflected on the consolidated statements of stockholders’ deficiency as common stock to be issued that were subject to Liquidated Damages (see Note 16).

Common Stock Warrants

Warrants issued to purchase shares of the Company’s common stock to Strome, and B. Riley (collectively the “Financing Warrants”) are described below.

Strome Warrants – On June 15, 2018, the Company modified the two securities purchase agreements dated January 4, 2018 and March 30, 2018 with Strome Mezzanine Fund LP (“Strome”). As consideration for such modification, the Company issued warrants to Strome (the “Strome Warrants”) to purchase 68,182 shares of common stock, exercisable at price of $11.00 per share (as amended), which were carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares was precluded upon exercise (see Note 18).

The Strome Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event there is no effective registration statement covering the resale of the warrant shares, be exercised on a cashless basis in certain circumstances.

B. Riley Warrants – On October 18, 2018, the Company issued warrants to B. Riley (the “B. Riley Warrants”) to purchase up to 39,774 shares of the Company’s common stock, with an original exercise price of $22.00 per share (subsequently adjusted to $7.26), subject to customary anti-dilution adjustments, which were carried on the consolidated balance sheets as a derivative liability at fair value, as adjusted at each period-end since, among other criteria, delivery of unregistered shares was precluded upon exercise (see Note 18).

The B. Riley Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may, in the event, at any time after the six-month anniversary of the issuance of the warrants, if there is no effective registration statement covering the re-sale of the shares of common stock underlying the warrants, the warrants may be exercised on a cashless basis.

A summary of the Financing Warrants activity during the year ended December 31, 2022 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Financing Warrants outstanding at January 1, 2022	116,118	$13.20	2.94
Expired	(8,162)	35.22
Financing Warrants outstanding at December 31, 2022	107,956	10.61	1.32
Financing Warrants exercisable at December 31, 2022	107,956	10.61	1.32

The Financing Warrants outstanding and exercisable classified within the statement of stockholders’ deficiency as of December 31, 2022 are summarized as follows:

	Exercise Price	Expiration Date	Total Exercisable (Shares)
Strome Warrants	$11.00	June 15, 2023	68,182
B. Riley Warrants	7.26	October 18, 2025	39,774
Total outstanding and exercisable			107,956

The intrinsic value of exercisable but unexercised in-the-money Financing Warrants as of December 31, 2022 was $133 based on a fair market value of the Company’s common stock of $10.61 per share on December 31, 2022.

AllHipHop Warrants – On October 26, 2020, the Company exchanged 6,819 of Publisher Partner Warrants (as further described under the heading Publisher Partner Warrants) granted to AllHipHop, LLC for an aggregate of 5,681 warrants for shares of the Company’s common stock with an exercise price of $14.30 (the “AllHipHop Warrants”). The AllHipHop Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may be exercised on a cashless basis.

ABG Warrants – On June 14, 2019, the Company issued 999,540 warrants to acquire the Company’s common stock to ABG (the “ABG Warrants”) in connection with the Sports Illustrated Licensing Agreement, expiring in ten years. Half the warrants have an exercise price of $9.24 per share (the “$9.24 Warrants”). The other half of the warrants have an exercise price of $18.48 per share (the “$18.48 Warrants”). The warrants provide for the following: (1) 40% of the $9.24 Warrants and 40% of the $18.48 Warrants vest in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (any unvested portion of such warrants to be forfeited by ABG upon certain terminations by the Company of the Sports Illustrated Licensing Agreement) (the “Time-Based Warrants”); (2) 60% of the $9.24 Warrants and 60% of the $18.48 Warrants vest based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023; (3) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (4) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company (the “Performance-Based Warrants”); and (5) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

On June 4, 2021, the Company amended certain ABG Warrants in exchange for additional benefits under the Sports Illustrated Licensing Agreement as follows:

●	The exercise price of 99,954 Time-Based Warrants (50% of the original warrants granted totaling 199,908) were adjusted from $18.48 to $9.24 per share as adjusted for any stock splits, combinations, stock dividends, reclassifications, recapitalizations and other similar events (further details on the modifications are provided in Note 23).

●	The exercise price of 149,931 Performance-Based Warrants (50% of the original warrants granted totaling 299,862) were adjusted from $18.48 to $9.24 per share as adjusted for any stock splits, combinations, stock dividends, reclassifications, recapitalizations and other similar events (further details on the modifications are provided in Note 23).

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the ABG Warrants is provided in Note 23.

Publisher Partner Warrants – On May 20, 2020, the Board approved a third publisher partner warrant program, which superseded the second publisher partner warrant program and authorized the Company to grant publisher partner warrants to purchase up to 90,910 shares of the Company’s common stock (the “Publisher Partner Warrants”). The issuance of the Publisher Partner Warrants is administered by management and approved by the Board.

New Publisher Partner Warrants – On November 2, 2022, the Board approved a warrant incentive program to grant warrants to certain publishers (the “New Publisher Partner Warrants”), that authorized the Company to grant New Publisher Partner Warrants to purchase up to 33,000 shares of the Company’s common stock. The New Publisher Partner Warrants will have the following terms: (i) one-third will become exercisable and vest on the one-year anniversary of the issuance; (ii) the remaining warrants will become exercisable and vest in a series of twenty-four (24) successive equal monthly installments following the first anniversary of the issuance; and (iii) a five-year term. The issuance of the New Publisher Partner Warrants is administered by management and approved by the Board. No New Publisher Partner Warrants have been issued.

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the Publisher Partner Warrants is provided in Note 23.

23. Stock–Based Compensation

The Company issued stock-based compensation awards under several plans as follows:

●	2016 Plan – On December 19, 2016, the Board adopted the 2016 Stock Incentive Plan (the “2016 Plan”) that allowed the Company to grant statutory and non-statutory common stock options, and restricted stock awards to acquire shares of the Company’s common stock to employees, directors and consultants, with vesting variable vesting provisions consisting of time-based and performance-based. The Company is no longer issuing awards under the 2016 Plan.

●	2019 Plan – On April 4, 2019, the Board adopted the 2019 Equity Incentive Plan (the “2019 Plan”) that allowed awards of stock options, restricted stock awards, restricted stock units, unrestricted stock awards, and stock appreciation rights, with variable vesting provisions consisting of time-based, performance-based, or market-based. The Company is no longer issuing option awards under the 2019 Plan.

●	Outside Options – The Company granted stock options outside the 2016 Plan and 2019 Plan (the “Outside Options”) that allowed the Company to grant statutory and non-statutory common stock options, with variable vesting provisions consisting time-based, performance-based targets and certain performance achievements. The Company is no longer issuing Outside Options.

●	2022 Plan – On April 18, 2022, the Board adopted the 2022 Stock and Equity Compensation Plan (the “2022 Plan”) that was approved by the Company’s stockholders’ on June 2, 2022 with a maximum number of shares authorized to be issued under the plan of 1,800,000. The purpose of the 2022 Plan is to foster the growth and success of the Company by providing a means to attract, motivate and retain officers, directors, key employees, and consultants through awards of stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards and restricted stock units. Shares subject to an award that have been canceled, expired, settled in cash, or not issued or forfeited for any reason will not reduce the aggregate number of shares that may be subject to or delivered under the 2022 Plan and will be available for future awards granted under the 2022 Plan. Common stock options issued under the 2022 Plan may have a term of up to ten years and may have variable vesting provisions based on time and performance. The issuance of awards under the 2022 Plan will be administered by the Board or any committee of directors designated by the Board.

Restricted Stock Awards

On October 7, 2021, the Company modified 18,940 restricted stock awards that were issued to certain members of the board upon their resignation from the Board to accelerate the vesting upon their resignation, resulting in incremental cost of $41 that was recognized at the modification date.

Restricted Stock Units

During the year ended December 31, 2022, the Company issued restricted stock units to various employees and members of the board subject to continued service. Upon vesting of the award, subject to certain conditions for release of the award, the Company issues the underlying common stock of the Company.

The fair value of a restricted stock unit was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the years ended December 31, 2022, 2021 and 2020.

A summary of the restricted stock unit activity during the year ended December 31, 2022 is as follows:

	Number of Shares		Weighted Average Grant-Date
	Unvested	Vested	Fair Value
Restricted stock units outstanding at January 1, 2022	1,636,111	155,211	$14.93
Granted	442,145	-	11.35
Vested	(1,074,398)	1,074,398
Released	-	(832,233)
Cancelled	(9,092)	-
Restricted stock units outstanding at December 31, 2022	994,766	397,376	15.44

On November 22, 2022, the Company modified 232,816 restricted stock units that were issued to one employee (Ross Levinsohn) to remove the market trading volume condition, resulting in incremental cost of $321 at the modification date.

The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance upon conversion of restricted stock units to cover the tax obligations. In addition, the Company’s policy is to issue new shares of its common stock upon conversion of restricted stock units. During the year ending December 31, 2023, the Company expects to repurchase approximately 725,000 shares of its common stock upon conversion of restricted stock units that are expected to vest and be released during the period.

The total intrinsic value of shares of the Company’s common stock issued for restricted stock units that were released during the years ended December 31, 2022 and 2021 were $8,707 and $285, respectively.

Information with respect to stock-based compensation cost related to the restricted stock units is included within the Restricted Stock caption under the heading Stock-Based Compensation.

Common Stock Options

During the years ended December 31, 2022 and 2021, the Company issued common stock options under the 2016 Plan, 2019 Plan, 2022 Plan along with Outside Options, consisting of primarily of incentive stock options with a term of up to ten years and variable vesting provisions consisting of time-based, performance-based, or market-based. The estimated fair value of the common stock option awards is recognized as compensation expense over the vesting period of the award.

The fair value of common stock option awards granted during the year ended December 31, 2022 were calculated using a Black-Scholes options pricing model for the time-based awards and performance-based awards by an independent appraisal firm under the Up-List Scenario after the Company was listed on the NYSE American. The fair value of common stock option awards granted during the year ended December 31, 2021 was calculated using the Black-Scholes option pricing model for the time-based and performance-based awards by an independent appraisal firm under the Probability Weighted Scenarios, prior to the Company listed on the NYSE American, utilizing the following assumptions:

	Years Ended December 31,
	2022		2021
	Up-list	No Up-list	Up-list	No Up-list
Risk-free interest rate	0.97% - 4.36%	0.97% - 1.44%	0.16% - 1.48%	0.16% - 1.48%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	42.00% - 82.00%	82.00% - 137.00%	65.00% - 90.00%	133.00% - 140.00%
Expected life	3.0 – 6.0 years	3.0 – 6.0 years	3.0 – 6.0 years	3.0 – 6.0 years

A summary of the common stock option activity during the year ended December 31, 2022 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock options outstanding at January 1, 2022	5,525,395	$15.26	8.20
Granted	1,370,217	10.64
Exercised	(341,113)	8.79
Forfeited	(234,963)	13.91
Expired	(120,015)	12.34
Common stock options outstanding at December 31, 2022	6,199,521	9.73	7.61
Common stock options exercisable at December 31, 2022	3,444,261	9.55	7.00
Common stock options not vested at December 31, 2022	2,755,260
Common stock options available for future grants at December 31, 2022 (1)	504,782

(1)	Shares of the Company’s common stock available for future grants under the 2022 Plan represent 1,800,000 shares authorized less an aggregate of 964,455 common stock options outstanding and 330,763 restricted stock units outstanding.

The aggregate grant date fair value of common stock options granted during the years ended December 31, 2022 and 2021 was $7,194 and $29,124, respectively. The weighted-average grant-date fair value of common stock options granted during the years ended December 31, 2022 and 2021 were $5.25 and $12.23, respectively.

The total fair value of common stock options vested during the years ended December 31, 2022 and 2021 were $12,694 and $14,808, respectively. The total intrinsic value of common stock options exercised during the years ended December 31, 2022 and 2021 were $1,507 and $50, respectively.

The unvested common stock options for which the vesting is expected based on achievement of a performance condition as of December 31, 2022 were 684,867 with a weighted average remaining contractual term of 6.55 years.

The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of its common stock upon exercise of common stock options to cover the tax obligations and any cashless exercise. In addition, the Company’s policy is to issue new shares of its common stock upon exercise of common stock options.

The intrinsic value of exercisable but unexercised in-the-money common stock option awards as of December 31, 2022 was $5,534 based on a fair market value of the Company’s common stock of $10.61 per share on December 31, 2022.

The exercise prices under the common stock options outstanding and exercisable are as follows as of December 31, 2022:

Exercise	Outstanding	Vested
Price	(Shares)	(Shares)
$3.74 to $10.50	4,879,580	3,167,307
$10.51 to $15.52	1,239,913	201,976
$15.53 to $20.54	11,270	10,765
$20.55 to $25.56	26,365	21,820
$25.57 to $30.58	1,251	1,251
$30.59 to $35.60	6,366	6,366
$35.61 to $40.62	2,728	2,728
$40.63 to $48.40	32,048	32,048
	6,199,521	3,444,261

2022 Stock Option Repricing

On March 18, 2022, the Company approved a repricing of certain outstanding stock options (the “Stock Option Repricing”) granted under the Company’s 2016 Plan and 2019 Plan that had an exercise price above $8.82 per share, including certain outstanding stock options held by senior management of the Company under the Outside Options. The Stock Options Repricing was approved by the Board and stockholders. As a result of the Stock Option Repricing, the exercise prices were set to $8.82 per share, which was the closing sale price of the Company’s common stock as listed on the NYSE American exchange on March 18, 2022. Except for the repricing of the stock options under the2019 Plan, all terms and conditions of each stock option remain in full force and effect. For the repricing of the stock options under the 2019 Plan, the Company (i) modified the exercise price; (ii) will allow cashless exercise as a method of paying the exercise price, and (iii) will waive a lock-up provision in the stock option agreements. All other term and conditions of each of the stock options under the 2019 Plan remain in full force and effect.

The Stock Option Repricing of approximately 4,343,017 stock option grants (for 340 employees) that were issued to employees of the Company, including senior management, resulted in incremental cost of $6,061, of which $143 was recognized at the time of the Stock Option Repricing for the fully vested awards and included on the consolidated statements of operations, and $5,918 will recognized over the remaining vesting term of the original award at the repricing date.

2021 Stock Option Modifications

On January 8, 2021, the Company modified certain common stock option awards under the 2016 Plan as follows:

●	10,000 common stock option grants that were subject to performance-vesting (revenue targets) were modified to remove the performance-vesting conditions and fully vest the award at the modification date with no further service requirement, resulting in incremental cost of $35, recognized at the modification date.

●	9,091 common stock option grants were that were subject to performance-vesting (publishing onboarding targets) were modified to remove the performance-vesting conditions and fully vest the award at the modification date with no further service requirement, resulting in no incremental cost.

On June 3, 2021, the Company modified certain common stock option awards in connection with a consulting agreement entered into on August 26, 2020, as amended on June 3, 2021, which extended to consulting term through August 26, 2022 (the “Amended Consulting Agreement”), as follows:

●	102,272 common stock option grants that were time-vesting were modified to permit the common stock options to be exercisable for their full term, or 10-years, resulting in no incremental cost.

On October 7, 2021, the Company modified certain common stock option awards upon the resignation of certain board members from the Board as follows:

●	7,160 common stock option grants that were fully vested and subject time-vesting were modified to permit an extension of the exercise period for 2-years, or through October 7, 2023, resulting in no incremental cost.

On January 8, 2021, the Company modified certain common stock option awards under the 2019 Plan as follows:

●	475,946 common stock option grants that were issued to senior management were subject to market-based vesting (stock price targets) with a time-vesting overlay were modified to remove the market-based conditions with only the time-vesting condition remaining after the modification, resulting in incremental cost of $125, to be recognized over the remaining time-vesting period of the original award at the modification date.

●	194,319 common stock option grants that were issued to senior management were subject to performance-vesting (revenue targets) were modified to remove the performance-vesting conditions and replace the time-vesting condition such that the common stock options will vest with respect to one-third of the grant when the option holder completes one year of continuous service beginning on the grant date and the remaining common stock options will vest monthly over twenty-four months when the option holder completes each month of continuous service thereafter, resulting in no incremental cost.

●	572,674 common stock option grants that were subject to market-based vesting (stock price targets) with a time-vesting overlay were modified, in general, to remove the market-based condition and replace the time-vesting condition such that the common stock options will vest with respect to one-third of the grant when the option holder completes one year of continuous service beginning on the grant date and the remaining common stock options will vest monthly over twenty-four months when the option holder completes each month of continuous service thereafter, resulting in incremental cost of $14, to be recognized over the remaining time-vesting period of the original award at the modification date.

On June 3, 2021, the Company modified certain common stock option awards under the 2019 Plan in connection with the Amended Consulting Agreement as follows:

●	659,511 common stock option grants that were subject to performance-vesting conditions (stock-price targets) were modified such that: (1) 90,910 common stock option awards were vested at the modification date, resulting in incremental cost of $51 (recognized at the modification date); and (2) 568,601 common stock option awards would vest, subject to the Company’s common stock being listing on a national securities exchange, upon market-based conditions (stock price targets), resulting in incremental cost of $513 (to be recognized over the implied service period, or through August 26, 2022, at the modification date) measured by an independent appraisal, subject to certain volume weighted average price provisions and permitting the common stock options to be exercisable for their full term, or 10-years, as follows:

Stock	Number of Shares
Price	that Vest
$14.30	114,035
$22.00	151,522
$33.00	151,522
$44.00	151,522
568,601

On October 7, 2021, the Company modified certain common stock option awards upon the resignation of certain board members from the Board as follows:

●	65,951 common stock options grants that were subject to market-based vesting (stock price targets) with a time-vesting overlay were modified to remove the market-based conditions and to accelerate the vesting upon resignation from the Board with an extension of the exercise period for 2-years, or through October 7, 2023, resulting in incremental cost of $267,912, recognized at the modification date.

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the common stock options is provided under the heading Stock-Based Compensation.

ABG Warrants

In connection with the Sports Illustrated Licensing Agreement and issuance of the ABG Warrants to purchase up to 999,540 shares of the Company’s common stock, the Company recorded the issuance of the warrants as stock-based compensation with the fair value of the warrants measured at the time of issuance and expensed over the requisite service period.

A summary of the ABG Warrant activity during the year ended December 31, 2022 is as follows:

	Number of Shares		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Unvested	Vested	Price	(in years)
ABG Warrants outstanding at January 1, 2022	699,677	299,863	$11.55	7.46
Vested	(99,953)	99,953	10.39
ABG Warrants outstanding at December 31, 2022	599,724	399,816	11.55	6.46

The intrinsic value of exercisable but unexercised in-the-money ABG Warrants as of December 31, 2022 was $411 based on a fair market value of the Company’s common stock of $10.61 per share on December 31, 2022.

The exercise prices of the ABG Warrants outstanding and exercisable are as follows as of December 31, 2022.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$9.24	749,655	299,862
$18.48	249,885	99,954
	999,540	399,816

2021 Modifications

As a result of the amendment to the ABG Warrants on June 4, 2021, as previously mentioned above, the Company recognized incremental cost as follows:

●	99,954 Time-Based Warrants that were modified to reduce the exercise price to $9.24 per share, resulted in incremental cost of $417 (to be recognized over the remaining vesting period, or through June 14, 2022) measured by an independent appraisal by calculating the fair value of the amended warrant over the calculated fair value of the original warrant immediately before the modification, with the excess fair value of the amended warrant recognized as additional compensation cost at the modification date, or the incremental cost, since the modification did not change the expectation that the award would ultimately vest (probable-to-probable).

●	149,931 Performance-Based Warrants that were modified to reduce the exercise price to $9.24 per share, resulted in incremental cost of $618 (to be recognized over the remaining vesting period, or through December 31, 2023) measured by an independent appraisal by calculating the fair value of the amended warrant over the calculated fair value of the original warrant immediately before the modification, with the excess fair value of the amended warrant recognized as additional compensation cost at the modification date, or the incremental cost, since the modification did not change the expectation that the award would ultimately vest (probable-to-probable).

Information with respect to compensation cost and unrecognized compensation cost related to the ABG Warrants is provided under the heading Stock-Based Compensation.

Publisher Partner Warrants

On August 23, 2018, as amended, the Board approved the Publisher Partner Warrant Program to be administered by management that authorized the Company to grant Publisher Partner Warrants. As of December 31, 2022, Publisher Partner Warrants to purchase up to 90,910 shares of the Company’s common stock were reserved for grant.

The Publisher Partner Warrants were subject to certain performance conditions with vesting over a three year period with a term of five years from issuance and could also be exercised on a cashless basis. Performance conditions were generally based on the average of number of unique visitors on the channel operation by the Publisher Partner generated during the six-month period from the launch of the Publisher Partner’s operations on the Company’s technology platform or the revenue generated during the period from the issuance date through a specified end date.

A summary of the Publisher Partner Warrants activity during the year ended December 31, 2022 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Publisher Partner Warrants outstanding at January 1, 2022	35,607	$28.88	0.53
Expired	(31,453)
Publisher Partner Warrants outstanding at December 31, 2022	4,154	38.81	0.09
Publisher Partner Warrants exercisable at December 31, 2022	1,881	37.06	0.19
Publisher Partner Warrants not vested at December 31, 2022	2,273
Publisher Partner Warrants available for future grants at December 31, 2022	86,756

There was no intrinsic value of exercisable but unexercised in-the-money Publisher Partner Warrants since the fair market value of $10.61 per share of the Company’s common stock was lower than the exercise prices on December 31, 2022.

The exercise prices of the Publisher Partner Warrants outstanding and exercisable are as follows as of December 31, 2022.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$29.04 to $34.03	96	96
$34.04 to $39.03	1,247	1,247
$39.04 to $44.03	2,763	490
$44.04 to $49.50	48	48
	4,154	1,881

Stock-Based Compensation

Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended December 31, 2022
	Restricted Stock	Common Stock Options	ABG Warrants	Totals
Cost of revenue	$3,730	$6,505	$-	$10,235
Selling and marketing	270	2,502	-	2,772
General and administrative	9,067	7,776	1,495	18,338
Total costs charged to operations	13,067	16,783	1,495	31,345
Capitalized platform development	-	1,884	-	1,884
Total stock-based compensation	$13,067	$18,667	$1,495	$33,229

	Year Ended December 31, 2021
	Restricted Stock	Common Stock Options	ABG Warrants	Totals
Cost of revenue	$999	$6,479	$-	$7,478
Selling and marketing	2,118	3,258	-	5,376
General and administrative	8,953	6,870	1,816	17,639
Total costs charged to operations	12,070	16,607	1,816	30,493
Capitalized platform development	54	1,991	-	2,045
Total stock-based compensation	$12,124	$18,598	$1,816	$32,538

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of December 31, 2022 was as follows:

	As of December 31, 2022
	Restricted Stock	Common Stock Options	ABG Warrants	Totals
Unrecognized compensation expense	$13,515	$17,369	$1,006	$31,890
Weighted average period expected to be recognized (in years)	1.53	1.62	1.00	1.56

24. Liquidated Damages

During the years December 31, 2022 and 2021, the Company recorded liquidated damages of $1,140 and $2,637 (including accrued interest of $652 and $1,007), respectively. During the year December 31, 2022, Liquidated Damages of $488 were recorded as a result of Registration Rights Damages resulting from not registering the Series K Preferred Stock timely.

25. Income Taxes

The components of the (provision) benefit for income taxes consist of the following:

	Years Ended December 31,
	2022	2021
Current tax (provision) benefit:
Federal	$-	$-
State and local	(77)	-
Total current tax (provision) benefit	(77)	-
Deferred tax (provision) benefit:
Federal	12,593	18,028
State and local	3,506	4,440
Change in valuation allowance	(14,959)	(20,794)
Total deferred tax benefit	1,140	1,674
Total income tax benefit	$1,063	$1,674

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$51,023	$41,806
Interest limitation carryforward	5,444	2,861
Tax credit carryforwards	264	264
Allowance for doubtful accounts	757	590
Accrued expenses and other	1,340	1,768
Lease termination	1,869	1,897
Liquidated damages	1,717	2,240
Unearned revenue	3,744	5,383
Stock-based compensation	6,931	4,779
Operating lease liability	118	165
Depreciation and amortization	3,706	3,029
Deferred tax assets	76,913	64,782
Valuation allowance	(65,406)	(50,447)
Total deferred tax assets	11,507	14,335
Deferred tax liabilities:
Prepaid expenses	-	(101)
Acquisition-related intangibles	(11,972)	(14,596)
Total deferred tax liabilities	(11,972)	(14,697)
Net deferred tax liabilities	$(465)	$(362)

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, except for deferred tax liabilities on indefinite lived intangible assets, as of December 31, 2022 and 2021.

As of December 31, 2022, the Company had federal, state, and local net operating loss carryforwards available of $190,070, $133,419 and $51,503 respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $164,167 do not expire (limited to 80% of taxable income in a given year) and $25,903 will expire, if not utilized, through 2037 in various amounts. As of December 31, 2021, the Company had federal, state, and local net operating loss carryforwards available of $155,849, $112,217 and $37,417, respectively, to offset future taxable income.

Sections 382 and 383 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an ownership change occurs. A section 382 ownership change occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of the Company’s common stock (including certain transactions involving the Company’s common stock that are outside of the Company’s control) could also result in an ownership change under section 382. If an ownership change occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses the Company can use to reduce its taxable income generally equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (subject to certain adjustments) and the long-term tax-exempt interest rate for the month of the ownership change.

The Company believes that it did have a change in control under these sections in connection with its recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets. The Company completed a preliminary section 382 analysis as of December 31, 2022 and 2021 and concluded it may have experienced an ownership change as a result of certain equity offerings during the rolling three-year period of 2019 to 2021. The Company concluded that its federal net operating loss carryforwards, including any net operating loss carryforwards as a result of the mergers during 2018 and 2019, resulted in annual limitations on the overall net operating loss carryforward and that an ownership change, if any, would impose an annual limit on the net operating loss carryforwards and could cause federal income taxes (similar provisions apply for state and local income taxes) to be paid earlier than otherwise would be paid if such limitations were not in effect. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2022 and 2021.

The provision (benefit) for income taxes on the statements of operations differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(14,375)	21.0%	$(19,239)	21.0%
State and local taxes, net of federal benefit	(3,429)	5.0%	(4,440)	4.8%
Stock-based compensation	3,894	-5.7%	4,882	-5.3%
Unearned revenue	(696)	1.0%	(2,703)	3.0%
Interest expense	56	-0.1%	64	-0.1%
Liquidated damages	(760)	1.1%	-	0.0%
Gain upon debt extinguishment	-	0.0%	(1,201)	1.3%
Other differences, net	(997)	1.6%	213	-0.2%
Valuation allowance	14,959	-21.9%	20,794	-22.7%
Other permanent differences	285	-0.4%	(44)	0.0%
Income tax benefit and effective income tax rate	$(1,063)	1.6%	(1,674)	1.8%

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

The Company did not recognize any uncertain tax position, or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2022 and 2021. The Company files tax returns in the U.S. federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2019 forward and the California returns from 2018 forward are subject to examination. The Company currently is not under examination by any tax authority.

26. Pension Plans

The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $1,138 and $1,347 for the years ended December 31, 2022 and 2021, respectively.

27. Related Party Transactions

For the years ended December 31, 2022 and 2021, the Company had several transactions with B. Riley, a principal stockholder, where it paid fees associated with the debt, common stock public offering and private placements totaling $3,440 and $609, respectively.

The Company entered into transactions with B. Riley where it borrowed funds under the Bridge Notes of $36,000 during the year ended December 31, 2022, and the Delayed Draw Term Notes of $5,086 during the year ended December 31, 2021. The Company incurred interest expense to B. Riley of $7,540 and $6,940 for the years ended December 31, 2022 and 2021, respectively.

Service and Consulting Contracts

On August 26, 2020, the Company entered into a consulting agreement with James C. Heckman, the Company’s former Chief Executive Officer. On June 3, 2021, the consulting agreement was amended that extended the term of the agreement for one-year, or to August 26, 2022, and in connection with the amendment the Company advanced $500 to Mr. Heckman. During the years ended December 31, 2022 and 2021, the Company recognized consulting fees for Mr. Heckman of $307 and $780, respectively. During the years ended December 31, 2022 and 2021, the Company paid an entity affiliated with Mr. Heckman, Roundtable Media, L.L.C., a net revenue share amount of $181 and $2, respectively, in connection with a partner agreement.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 16,802 shares of the Company’s common stock at a price of $4 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month (see Note 13).

28. Commitments and Contingencies

Claims and Litigation

From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In connection with the Athlon working capital adjustment (as previously disclosed in Note 4), the Company prepared the working capital adjustment. The sellers are challenging the Company’s adjustments and both parties have agreed to a standstill and tolling agreement while the adjustments are being reviewed and discussed. The amount due from this challenge, if any, is not estimatable as of the issuance date of these consolidated financial statements.

29. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Liquidated Damages

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable to for liquidated damages, pursuant to which the Company issued 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date.

Common Stock Options

From January 2023 through the date these consolidated financial statements were issued, the Company granted common stock options and restricted stock units totaling 147,696 shares of the Company’s common stock, all of which remain outstanding as of the date these consolidated financial statements were issued, to acquire shares of the Company’s common stock to officers, directors, employees and consultants.

Acquisition

On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business), for a purchase price of $2,956. The purchase price consisted of the following: (1) $500 cash paid at closing; (2) $75 cash payments due in three equal installments of $25 on March 1, 2023, April 1, 2023 and May 1, 2023; (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions; and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, on the closing date with a fair value of $2,181 (fair value was determined based on the Company’s common stock trading price of $7.94 per share on the closing date). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date.

