Form 10-Q
period 2023-03-31
Arena Group Holdings, Inc.
filed 2023-05-10
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the Registrant had 21,999,098 shares of common stock outstanding.

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

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,961	$13,871
Restricted cash	502	502
Accounts receivable, net	23,561	33,950
Subscription acquisition costs, current portion	31,908	25,931
Prepayments and other current assets	12,037	4,441
Total current assets	83,969	78,695
Property and equipment, net	565	735
Operating lease right-of-use assets	327	372
Platform development, net	10,189	10,330
Subscription acquisition costs, net of current portion	12,460	14,133
Acquired and other intangible assets, net	54,844	58,970
Other long-term assets	1,025	1,140
Goodwill	41,329	39,344
Total assets	$204,708	$203,719
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$15,458	$12,863
Accrued expenses and other	21,467	23,102
Line of credit	9,559	14,092
Unearned revenue	60,584	58,703
Subscription refund liability	940	845
Operating lease liability	442	427
Contingent consideration	1,060	-
Liquidated damages payable	5,970	5,843
Bridge notes	35,433	34,805
Term debt	65,932	65,684
Total current liabilities	216,845	216,364
Unearned revenue, net of current portion	21,234	19,701
Operating lease liability, net of current portion	242	358
Liquidated damages payable, net of current portion	124	494
Other long-term liabilities	5,314	5,307
Deferred tax liabilities	472	465
Total liabilities	244,231	242,689
Commitments and contingencies (Note 18)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at March 31, 2023 and December 31, 2022	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $14,356; Series H shares issued and outstanding: 14,356; common shares issuable upon conversion: 1,981,128 at March 31, 2023 and December 31, 2022	13,008	13,008
Total mezzanine equity	13,176	13,176
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 21,773,078 and 18,303,193 shares at March 31, 2023 and December 31, 2022, respectively	217	182
Common stock to be issued	-	-
Additional paid-in capital	289,532	270,743
Accumulated deficit	(342,448)	(323,071)
Total stockholders’ deficiency	(52,699)	(52,146)
Total liabilities, mezzanine equity and stockholders’ deficiency	$204,708	$203,719

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2023	2022
	($ in thousands, except per share data)
Revenue	$51,380	$48,243
Cost of revenue (includes amortization of platform development and developed technology for 2023 and 2022 of $2,369 and $2,311, respectively)	30,035	28,497
Gross profit	21,345	19,746
Operating expenses
Selling and marketing	17,969	17,216
General and administrative	13,053	13,514
Depreciation and amortization	4,766	4,202
Loss on impairment of assets	119	257
Total operating expenses	35,907	35,189
Loss from operations	(14,562)	(15,443)
Other expenses
Change in fair value of contingent consideration	(499)	-
Interest expense	(4,182)	(2,820)
Liquidated damages	(127)	(172)
Total other expenses	(4,808)	(2,992)
Loss before income taxes	(19,370)	(18,435)
Income tax provision	(7)	(14)
Net loss	$(19,377)	$(18,449)
Basic and diluted net loss per common share	$(1.04)	$(1.20)
Weighted average number of common shares outstanding – basic and diluted	18,718,555	15,381,306

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2023

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	35,486	-	-	-	324	-	324
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	46	-	46
Issuance of common stock for restricted stock units	397,376	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock upon exercise of stock options	795	-			-	-	-
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,181	-	11,211
Reclassification to liability upon modification of common stock option	-	-	-	-	(68)	-	(68)
Stock-based compensation	-	-	-	-	6,734	-	6,734
Net loss	-	-	-	-	-	(19,377)	(19,377)
Balance at March 31, 2023	21,773,078	$217	41,283	$-	$289,532	$(342,448)	$(52,699)

Three Months Ended March 31, 2022

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2022	12,635,591	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of Series H convertible preferred stock	70,380	1	-	-	510	-	511
Issuance of common stock for restricted stock units in connection with an acquisition	16,760	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,655	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock for restricted stock units	155,211	2	-	-	(2)	-	-
Common stock withheld for taxes	(67,023)	(1)	-	-	(555)	-	(556)
Repurchase restricted stock classified as liabilities	(8,064)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Stock-based compensation	-	-	-	-	8,054	-	8,054
Net loss	-	-	-	-	-	(18,449)	(18,449)
Balance at March 31, 2022	17,504,730	$175	49,134	$-	$246,052	$(270,662)	$(24,435)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Cash flows from operating activities
Net loss	$(19,377)	$(18,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	114	114
Amortization of platform development and intangible assets	7,021	6,399
Amortization of debt discounts	930	660
Loss on impairment of assets	119	257
Change in fair value of contingent consideration	499	-
Liquidated damages	127	172
Stock-based compensation	6,427	7,367
Deferred income taxes	7	14
Bad debt expense	36	183
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable	10,303	1,594
Subscription acquisition costs	(4,304)	6,150
Royalty fees	-	3,750
Prepayments and other current assets	(7,596)	(224)
Other long-term assets	61	52
Accounts payable	2,595	(4,912)
Accrued expenses and other	(2,144)	(7,444)
Unearned revenue	3,464	(8,358)
Subscription refund liability	95	(553)
Operating lease liabilities	(56)	(54)
Other long-term liabilities	7	(29)
Net cash used in operating activities	(1,672)	(13,311)
Cash flows from investing activities
Purchases of property and equipment	-	(71)
Capitalized platform development	(1,188)	(1,582)
Payments for acquisition	(500)	-
Net cash used in investing activities	(1,688)	(1,653)
Cash flows from financing activities
Repayments under line of credit, net borrowing	(4,533)	(2,697)
Proceeds from common stock from registered direct offering	11,500	-
Payments of offering cost from common stock from registered direct offering	(69)	-
Proceeds from issuance of common stock from public offering, net of offering cost	-	32,058
Payment of taxes from common stock withheld	(1,423)	(556)
Payment of deferred cash payments	(25)	-
Payment of restricted stock liabilities	-	(710)
Net cash provided by financing activities	5,450	28,095
Net increase in cash, cash equivalents, and restricted cash	2,090	13,131
Cash, cash equivalents, and restricted cash – beginning of period	14,373	9,851
Cash, cash equivalents, and restricted cash – end of period	$16,463	$22,982
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$15,961	$22,480
Restricted cash	502	502
Total cash, cash equivalents, and restricted cash	$16,463	$22,982
Supplemental disclosure of cash flow information
Cash paid for interest	$3,252	$2,160
Cash paid for income taxes	-	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$307	$687
Offering costs included in accrued expenses and other	220	1,568
Issuance of common stock in connection with settlement of liquidated damages	370	7,008
Issuance of common stock upon conversion of Series H convertible preferred stock	-	511
Issuance of common stock issued in connection with an acquisition	2,000	-
Deferred cash payments recorded in connection with acquisitions	246	-
Reclassification to liability upon common stock modification	68	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in The Arena Group’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

The condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, increasing interest rates or foreign exchange rates, instability in the global banking system, geopolitical factors, including the ongoing Ukraine – Russia conflict, supply chain disruptions and the ongoing effects of the COVID-19 pandemic. Given that certain of the Company’s sports businesses rely on sporting events to generate content and comprise a material portion of the Company’s revenues, the Company’s cash flows and results of operations could be negatively impacted by a significant downturn in economic activity, or general spending on sporting events or a general limitation of societal activity, due to market conditions, economic uncertainty or recession.

The Company operates in one reportable segment.

Reverse Stock Split

On February 8, 2022, the Company’s board of directors (the “Board”) approved a one-for-twenty-two (1-for-22) reverse stock split of its outstanding shares of common stock that was effective February 8, 2022. The Company’s common stock began trading on the NYSE American (the “NYSE American”) on February 9, 2022. At the effective time, every twenty-two shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

For the three months ended March 31, 2023, the Company incurred a net loss of $19,377. For the three months ended March 31, 2023 and year ended December 31, 2022, the Company had cash on hand of $15,961 and $13,871 and a working capital deficit of $132,876 and $137,669, respectively. The Company’s net loss and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Furthermore, since the Company’s Bridge Notes of $36,000, Senior Secured Notes of $62,691 and Delayed Draw Term Notes of $4,000, totaling $102,691 (collectively “its current debt”) are due within twelve months from the date these (unaudited) condensed consolidated financial statements were issued, unless the Company is able to refinance or extend its current debt beyond its current maturity, it may not be able to meet its obligations when due.

As a result, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless it is able to refinance or extend the maturities of its current debt.

The Company plans to refinance or extend the maturities of its current debt to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, however, there can be no assurance that the Company will be able to refinance or extend the maturities of its current debt.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for credit losses, fair values of financial instruments, capitalization of platform development, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, fair value of assets acquired and liabilities assumed in business acquisitions, determination of the fair value of stock-based compensation and valuation of derivatives liabilities and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, addressing areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the current expected credit losses (CECL) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. This update requires an entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has already adopted ASU 2016-13, the new guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s condensed consolidated financial statements.

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

	As of March 31,
	2023	2022
Series G convertible preferred stock	8,582	8,582
Series H convertible preferred stock	1,981,128	2,004,971
Financing warrants	107,956	116,118
ABG Warrants	999,540	999,540
AllHipHop warrants	5,681	5,681
Publisher Partner Warrants	11,002	26,893
Restricted stock awards	97,403	194,806
Restricted stock units	888,152	1,209,508
Common stock options	6,183,262	5,541,818
Total	10,282,706	10,107,917

2. Acquisitions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

Teneology, Inc. – On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., (“Teneology”) pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing (including an advance payment of $250 prior to closing); (2) $75 deferred cash payments due in three equal installments of $25 on March 1, 2023 (paid), April 1, 2023 and May 1, 2023, with the remaining payments subject to certain conditions; (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions; and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, with a fair value of $2,000 on the transaction closing date (fair value was determined based on a preliminary independent appraisal); and which is subject to a put option under certain conditions (the “contingent consideration”) (as further described below in Note 9). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share). The agreement also provided for a cash retention pool for certain employees of $300, subject to vesting over three years upon continued employment and other conditions.

The composition of the preliminary purchase price is as follows:

Cash	$500
Common stock	2,000
Contingent consideration	561
Deferred cash payments, as discounted	246
Total purchase consideration	$3,307

The Company accounted for the asset acquisition as a business combination in accordance with ASC 805 since the acquisition met the definition of a business under the applicable guidance.

The Company incurred $99 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the condensed consolidated statements of operations.

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Advertiser relationships	$663
Brand names	659
Goodwill	1,985
Net assets acquired	$3,307

The Company utilized an independent appraisal firm to assist in the preliminary determination of the fair values of the assets acquired and liabilities assumed, which required certain significant management assumptions and estimates. The fair value of the advertiser relationships were valued using the excess earnings method of the income approach and the brand names were valued using the relief-from-royalty method of the income approach. The estimated useful life is fifteen years (15.0 years) for the advertiser relationships and twelve years (12.0 years) for the brand names.

The excess-of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. A portion of the goodwill will be deductible for tax purposes.

Supplemental Pro forma Information

The pro forma disclosures have been deemed impracticable for this acquisition since after making reasonable efforts the Company is unable to accept assumptions made by Teneology. The Company has determined, based on the information provided by Teneology and made available to the Company, that the earnings from the prior periods could not be verified since the acquisition only included certain activities of Teneology and financial statements were not available. In this regard, the Company: (1) made reasonable effort to obtain certain financial results of the certain activities but Teneology was unable to apply the requirement; and (2) the presentation of the pro forma results and the assumptions made by management were unable to be independently substantiated.

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectibility, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of March 31, 2023 and December 31, 2022 of $23,561 and $33,950, respectively, are presented net of allowance for doubtful accounts. The following table summarizes the allowance for doubtful accounts activity:

	Three Months Ended March 31, 2023 (unaudited)	Year Ended December 31, 2022
Allowance for doubtful accounts beginning of period	$2,236	$1,578
Additions	64	980
Deductions – write-offs	(28)	(322)
Allowance for doubtful accounts end of period	$2,272	$2,236

Subscription Acquisition Costs – Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if the Company expects to recover those costs. The Company has determined that sales commissions paid on all third-party agent sales of subscriptions are direct and incremental and, therefore, meet the capitalization criteria. The Company has elected to apply the practical expedient to account for these costs at the portfolio level. The sales commissions paid to third-party agents are amortized as magazines are sent to the subscriber on an issue-by-issue basis. Subscription acquisition costs are included within selling and marketing expenses on the condensed consolidated statements of operations.

The current portion of the subscription acquisition costs as of March 31, 2023 and December 31, 2022 was $31,908 and $25,931, respectively. The noncurrent portion of the subscription acquisition costs as of March 31, 2023 and December 31, 2022 was $12,460 and $14,133, respectively. Subscription acquisition costs as of March 31, 2023 presented as current assets of $31,908 are expected to be amortized over a one-year period, or through March 31, 2024, and $12,460 presented as long-term assets are expected to be amortized after the one-year period ending March 31, 2024.

Amortization of subscription acquisition costs of $10,005 and $9,723 for the three months ended March 31, 2023 and 2022, respectively, are included in selling and marketing expenses on the condensed consolidated statements of operations. No impairment losses have been recognized for subscription acquisition costs for the three months ended March 31, 2023 and 2022.

Prepayments and other current assets – Prepayments and other current assets are summarized as follows:

	As of
	March 31, 2023 (unaudited)	December 31, 2022
Prepaid expenses	$3,840	$2,321
Prepaid supplies	923	927
Refundable income and franchise taxes	157	957
Unamortized debt costs	216	216
Employee retention credits	6,868	-
Other receivables	33	20
Total prepayments and other current assets	$12,037	$4,441

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the Cares Act, the Company is eligible for refundable employee retention credits subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credits when earned and to offset the credit against the related expenditure. For the three months ended March 31, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868 in operating expenses on the condensed consolidated statements of operations with a corresponding receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	March 31, 2023 (unaudited)	December 31, 2022
Office equipment and computers	$1,777	$1,744
Furniture and fixtures	133	240
	1,910	1,984
Less accumulated depreciation and amortization	(1,345)	(1,249)
Net property and equipment	$565	$735

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $114 and $114, respectively. For the three months ended March 31, 2023 and 2022, impairment charges of $55 and $0, respectively, have been recorded for property and equipment on the condensed consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2023 (unaudited)	December 31, 2022
Platform development	$22,764	$21,493
Less accumulated amortization	(12,575)	(11,163)
Net platform development	$10,189	$10,330

A summary of platform development activity for the three months ended March 31, 2023 is as follows:

Platform development beginning of period	$21,493
Payroll-based costs capitalized	1,188
Less dispositions	(160)
Total capitalized costs	22,521
Stock-based compensation	307
Impairments	(64)
Platform development end of period	$22,764

Amortization expense for the three months ended March 31, 2023 and 2022, was $1,573 and $1,344, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, impairment charges of $64 and $210, respectively, have been record for platform development on the condensed consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2023 (unaudited)			As of December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(15,679)	$1,654	$17,333	$(14,883)	$2,450
Trade name	5,380	(1,287)	4,093	5,380	(1,180)	4,200
Brand name	12,774	(1,274)	11,500	12,115	(908)	11,207
Subscriber relationships	73,459	(50,769)	22,690	73,459	(47,146)	26,313
Advertiser relationships	15,965	(1,776)	14,189	15,302	(1,368)	13,934
Database	2,397	(1,856)	541	2,397	(1,753)	644
Digital content	355	(178)	177	355	(133)	222
Total intangible assets	$127,663	$(72,819)	$54,844	$126,341	$(67,371)	$58,970

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended March 31, 2023 and 2022 was $5,448 and $5,055, respectively, of which amortization expense for developed technology of $796 and $967, respectively, is included in cost of revenues on the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, impairment charges of $0 and $47, respectively, have been recorded for the intangible assets on the condensed consolidated statements of operations.

4. Leases

The Company’s real estate lease for the use of office space is subleased (as further described below). The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 1.51 years.

The table below presents supplemental information related to operating leases:

	Three Months Ended March 31,
	2023	2022
Operating lease costs during the period (1)	$240	$179
Cash payments included in the measurement of operating lease liabilities during the period	$121	$117
Weighted-average remaining lease term (in years) as of period-end	1.51	2.51
Weighted-average discount rate during the period	9.9%	9.9%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease costs:
Cost of revenue	$-	$-
Selling and marketing	-	-
General and administrative	295	234
Total operating lease costs (1)	295	234
Sublease income	(55)	(55)
	$240	$179

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the three months ended March 31, 2023 and 2022 of $155 and $170, respectively, and month-to-month lease arrangements for the three months ended March 31, 2023 and 2022 of $76 and $0, respectively.

Maturities of the operating lease liability as of March 31, 2023 are summarized as follows:

Years Ending December 31,
2023 (remaining nine months of the year)	$366
2024	373
Minimum lease payments	739
Less imputed interest	(55)
Present value of operating lease liability	$684
Current portion of operating lease liability	$442
Long-term portion of operating lease liability	242
Total operating lease liability	$684

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024. As of March 31, 2023, the Company is entitled to receive sublease income of $414.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings(the “membership”). This membership provides a certain number of accounts that equate to the use of the space granted, or membership accounts. Effective June 1, 2022, the SaksWorks membership agreement was amended and assigned to Convene SW MSA Holdings, LLC (“Convene”). The term of the membership agreement with Convene is for twenty-seven months from the initial effective date of October 1, 2021 with SaksWorks. The annual membership fee with Convene is $620 ($500 for a dedicated membership area and $120 for minimum membership accounts) payable in equal monthly installments. The membership agreement also provides for: (1) additional membership accounts at predetermined pricing; and (2) renewal of the membership agreement at the end of the term for a twelve-month period at the then-current market price and pricing structure on such renewal date. As of March 31, 2023, the Company had $568 of remaining payments under the membership agreement with Convene.

5. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	March 31, 2023 (unaudited)	December 31, 2022
Carrying value at beginning of year	$39,344	$19,619
Goodwill acquired in acquisition of Parade	-	2,587
Goodwill acquired in acquisition of Men’s Journal	-	17,138
Goodwill acquired in acquisition of Fexy Studios	1,985	-
Carrying value at end of period	$41,329	$39,344

6. Line of Credit

SLR Credit Facility – On December 15, 2022, the Company entered into an amendment to its financing and security agreement for its line of credit with SLR Digital Finance LLC (formerly FPP Finance LLC) (“SLR”), pursuant to which (i) the maximum amount of advances available was increased to $40,000 (subject to certain limits and eighty-five (85%) of eligible accounts receivable), (ii) the interest rate on the line of credit was amended to be the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available) (as of March 31, 2023 the rate was 12.0%), and (iii) the maturity of the line of credit was extended to December 31, 2024; provided that the maturity date will be December 31, 2023 if the Company has not refinanced, repaid or extended all of its Senior Secured Notes (as defined below) due December 31, 2023 by August 31, 2023, and provided further, that SLR will be entitled to accelerate the maturity date of the obligations if the Company has not refinanced, repaid or extended all of its Senior Secured Notes due December 31, 2023 by September 30, 2023. In the event that the line of credit is accelerated, the Company will be obligated to pay SLR a termination fee of $900. The amendment also permitted the Company to enter into the Bridge Notes (as defined below). The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. In connection with the line of credit, the Company incurred debt costs of $441 that are being amortized over the life of the line of credit with the unamortized balance, as of March 31, 2023, reflected in prepayment and other current assets of $216 and other long-term assets of $162. As of December 31, 2022, the unamortized balance was reflected in other current assets of $216 and other long-term assets of $216. As of March 31, 2023, the effective interest rate on the line of credit was 14.0%. As of March 31, 2023 and December 31, 2022, the balance outstanding under the line of credit was $9,559 and $14,092, respectively, as reflected on the condensed consolidated balance sheets.

Information for the three months ended March 31, 2023 and 2022 with respect to interest expense related to the line of credit is provided under the heading Interest Expense in Note 11.

7. Restricted Stock Liabilities

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with a previous merger with HubPages. Pursuant to the amendment, the Company agreed to purchase the vested restricted stock awards, at a price of $88.00 per share in 24 equal monthly installments on the second business day of each calendar month beginning on January 4, 2021, subject to certain conditions.

The Company recorded the repurchase of 8,064 shares of the Company’s restricted common stock during the three months ended March 31, 2022 on the condensed consolidated statements of stockholders’ deficiency, representing a payment of $710, exclusive of imputed interest of $78, as reflected on the condensed consolidated statements of cash flows. On April 4, 2022, the Company paid $1,597 for the remaining 18,134 shares of the Company’s restricted common stock that were outstanding as of March 31, 2022 that were subject to repurchase.

Further details are provided under the heading Repurchases of Restricted Stock in Note 17.

8. Liquidated Damages Payable

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of March 31, 2023 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	607	1,851
Convertible debentures	-	704	300	1,004
Series J convertible preferred stock	932	932	580	2,444
Series K convertible preferred stock	306	289	185	780
Total	$1,871	$2,551	$1,672	$6,094

	As of December 31, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	570	1,814
Convertible debentures	-	704	280	984
Series J convertible preferred stock	932	932	525	2,389
Series K convertible preferred stock	437	478	220	1,135
Total	$2,002	$2,740	$1,595	$6,337

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of March 31, 2023 and December 31, 2022, the short-term liquidated damages payable were $5,970 and $5,843, respectively, and the long-term liquidated damages payable were, $124 and $494, respectively. During the three months ended March 31, 2023 a portion of the long-term portion was converted into shares of the Company’s common stock on February 10, 2023, as further described below. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of March 31, 2023, or $5,970, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company agreed to the issue 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $494 owed in liquidated damages as of the conversion date. On February 10, 2023 and April 10, 2023, the Company issued 35,486 and 11,766 shares of its common stock, respectively, in satisfaction of the liquidated damages. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. On February 10, 2023, the Company recorded $324 in connection with the issuance of shares of the Company’s common stock and a gain of $46 on the settlement of the liquidated damages, totaling $370, which was recorded in additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

Further details subsequent to the date of these condensed consolidated financial statements were issued are provided under the heading Liquidated Damages in Note 19.

9. Fair Value

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

The Company accounted for certain common stock issued in connection with the Fexy Studios acquisition that is subject to a put option (which provides for a cash payment to the sellers on the first anniversary date of the closing (or January 11, 2024) in the event the common stock trading price on such date is less than the common stock trading price on the day immediately preceding the acquisition date, or $8.10 per share), as a derivative liability, which requires the Company to carry such amounts on its condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

Liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$1,060	$-	$1,060	$-

Contingent Consideration – The fair value of the contingent consideration is primarily dependent on the common stock trading price on the first anniversary of the closing of Fexy Studios, or January 11, 2024. The estimated fair value was calculated using the Black Scholes option pricing model using the following inputs: (i) $8.10 exercise price equal to the closing price of the Company’s common stock at the acquisition date; (ii) $4.25 common stock price equal to the trading price of the Company’s common stock as of the reporting date; (iii) 0.78 years for the expected term; (iv) 4.77% annualized risk free rate; and (v) 70.00% selected volatility. For the three months ended March 31, 2023, the change in valuation of the contingent consideration of $499 was recognized in other expenses on the condensed consolidated statement of operations.

10. Bridge Notes

On December 15, 2022, the Company issued $36,000 aggregate principal amount of senior secured notes (the “Bridge Notes”) pursuant to a third amended and restated note purchase agreement (as described below) with BRF Finance Co., LLC, (“BRF”) an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser. The Company received net proceeds of $34,728 from the issuance of the Bridge Notes. Interest on the Bridge Notes is payable in cash at a rate of 12% per annum quarterly in arrears on March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023; provided that, on March 1, 2023, May 1, 2023, and July 1, 2023, the interest rate on the Bridge Notes will increase by 1.5% per annum, with maturity on December 31, 2023. The Bridge Notes are subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the Bridge Notes. The Company may elect to prepay the Bridge Notes, at any time, in whole or in part with no premium or penalty. The Bridge Notes are secured by liens on the same collateral that secures indebtedness under the Company’s outstanding Senior Secured Notes (as defined below) and are guaranteed by the Company’s subsidiaries that guarantee the Senior Secured Notes. The Bridge Notes provide for certain covenants and event of default provisions similar to those contained in the Senior Secured Notes. In connection with the Bridge Notes, the Company incurred debt costs of $1,272 that are being amortized over the expected life of the debt. As of March 31, 2023, the effective interest rate was 19.0%. As of March 31, 2023 and December 31, 2022, the balance outstanding under the Bridge Notes was $35,433 ($36,000 principal balance less unamortized debt costs of $567) and $34,805 ($36,000 principal balance less unamortized debt costs of $1,195), respectively.

Information for the three months ended March 31, 2023 with respect to interest expense related to the Bridge Notes is provided under the heading Interest Expense in Note 11.

11. Term Debt

Senior Secured Notes

As of March 31, 2023 and December 31, 2022, the Company had an outstanding obligation with BRF, in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Senior Secured Notes”) entered into on December 15, 2022, where it amended the second amended and restated note purchase agreement issued on January 23, 2022.

The Senior Secured Notes, prior to and including the third amended and restated note purchase agreement, provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below), in an aggregate principal amount of $9,928 as of December 31, 2021 (the Company repaid $5,928 on December 31, 2022);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable on the notes on last day of a fiscal quarter from September 30, 2020 to December 31, 2021 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes will be payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2023, subject to certain acceleration conditions;

●	all borrowings under the notes to be collateralized by substantially all assets of the Company; and

●	the Company to enter into the Bridge Notes for $36,000 and to increase the line of credit with SLR in an aggregate principal amount not to exceed $40,000.

Delayed Draw Term Notes

As of March 31, 2023 and December 31, 2022, the Company had an outstanding obligation with BRF, in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Delayed Draw Term Notes”) entered into on December 15, 2022, where it amended the second amended and restated note purchase agreement issued on January 23, 2022.

The Delayed Draw Term Notes, prior to and including the third amended and restated note purchase agreement, provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes to be payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date on December 31, 2023, subject to certain acceleration terms; and

●	all borrowings under the notes to be collateralized by substantially all assets of the Company.

The following table summarizes the term debt:

	As of March 31, 2023 (unaudited)			As of December 31, 2022
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, as amended, matures December 31, 2023	$62,691	$(681)	$62,010	$62,691	$(904)	$61,787
Delayed Draw Term Notes, as amended, matures December 31, 2023	4,000	(78)	3,922	4,000	(103)	3,897
Total	$66,691	$(759)	$65,932	$66,691	$(1,007)	$65,684

As of March 31, 2023 and December 31, 2022, the term debt carrying value of $65,932 and $65,684, respectively, was reflected as a current liability on the condensed consolidated balance sheets. As of March 31, 2023, the effective interest rate of the Senior Secured Notes and Delayed Draw Term Notes were 11.4% and 12.5%, respectively.

The Company’s principal maturities of term debt are due December 31, 2023 in the amount of $66,691.

Information for the three months ended March 31, 2023 and 2022 with respect to interest expense related to term debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended March 31,
	2023	2022
Amortization of debt costs:
Line of credit	$54	$-
Bridge Notes	628	-
Senior Secured Notes	223	350
Delayed Draw Term Notes	25	310
Total amortization of debt costs	930	660
Cash paid interest:
Line of credit	438	252
Bridge Notes	1,127	-
Senior Secured Notes	1,567	1,567
Delayed Draw Term Notes	100	247
Other	20	94
Total cash paid interest	3,252	2,160
Total interest expense	$4,182	$2,820

12. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of March 31, 2023 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 14,356 shares are outstanding.

13. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock, $0.01 par value per share at a purchase price of $3.88 per share. The gross proceeds received were $11,500 and after deducting offering expenses of $289, the Company received net proceeds of $11,211, as reflected on the condensed consolidated statements of stockholder’s deficiency. No underwriter or placement agent participated in the registered direct offering. The Company intends to use the net proceeds for working capital and other general corporate purposes.

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

14. Compensation Plans

The Company provides stock-based and equity-based compensation in the form of (a) restricted stock awards and restricted stock units to certain employees (the “Restricted Stock”), (b) stock option awards, unrestricted stock awards and stock appreciation rights to employees, directors and consultants under various plans (the “Common Stock Options”), and (c) common stock warrants, referred to as the ABG Warrants and Publisher Partner Warrants (collectively the “Warrants”) as referenced in the below table.

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended March 31, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$794	$1,291	$-	$2,085
Selling and marketing	65	388	-	453
General and administrative	2,352	1,291	246	3,889
Total costs charged to operations	3,211	2,970	246	6,427
Capitalized platform development	-	307	-	307
Total stock-based compensation	$3,211	$3,277	$246	$6,734

	Three Months Ended March 31, 2022
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$868	$1,289	$-	$2,157
Selling and marketing	73	527	-	600
General and administrative	1,858	2,237	515	4,610
Total costs charged to operations	2,799	4,053	515	7,367
Capitalized platform development	-	687	-	687
Total stock-based compensation	$2,799	$4,740	$515	$8,054

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2023 were as follows:

	As of March 31, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$10,757	$13,941	$794	$25,492
Weighted average period expected to be recognized (in years)	1.39	1.47	0.84	1.42

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options for shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase a total of 45,632 options of shares of the Company’s common stock (including previously vested options of shares of the Company’s common stock of 24,515) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 reflected in accrued expenses and other as of March 31, 2023 on the condensed consolidated balance sheets.

Publisher Partner Warrants – On March 13, 2023, the Company issued 9,800 warrants for shares of the Company’s common stock (3,000 warrants were issued with an effective date of November 3, 2022 and an exercise price of $10.56 and 6,800 warrants were issued with an effective date of March 13, 2023 and an exercise price of $5.30) under the warrant incentive plan approved on November 2, 2022, referred to as the New Publisher Partner Warrants, with the following terms: (i) one-third of the warrants will become exercisable and vest on the one-year anniversary of the issuance; (ii) the remaining warrants will become exercisable and vest in a series of twenty-four (24) successive equal monthly installments following the first anniversary of the issuance; and (iii) a five-year term. The issuance of the New Publisher Partner Warrants is administered by management and approved by the Board.

15. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended March 31,
	2023	2022
Revenue by category:
Digital revenue
Digital advertising	$23,504	$21,646
Digital subscriptions	3,871	6,461
Licensing and syndication revenue	4,622	3,101
Other digital revenue	636	364
Total digital revenue	32,633	31,572
Print revenue
Print advertising	2,082	1,368
Print subscriptions	16,665	15,303
Total print revenue	18,747	16,671
Total	$51,380	$48,243
Revenue by geographical market:
United States	$49,575	$47,321
Other	1,805	922
Total	$51,380	$48,243
Revenue by timing of recognition:
At point in time	$47,509	$41,782
Over time	3,871	6,461
Total	$51,380	$48,243

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

The following table provides information about contract balances:

	As of
	March 31, 2023 (unaudited)	December 31, 2022
Unearned revenue (short-term contract liabilities):
Digital revenue	$19,342	$18,571
Print revenue	41,242	40,132
	$60,584	$58,703
Unearned revenue (long-term contract liabilities):
Digital revenue	$825	$1,118
Print revenue	20,409	18,583
	$21,234	$19,701

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under certain contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the condensed consolidated balance sheets.

16. Income Taxes

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

The income tax provision effective tax rate for the three months ended March 31, 2023 and 2022 was 0.04% and 0.08%, respectively. The deferred income taxes for the three months ended March 31, 2023 and 2022 was primarily due to deferred tax liabilities on indefinite lived intangible assets.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of March 31, 2023 and 2022.

As of March 31, 2023 and 2022, the Company has no uncertain tax positions or interest and penalties accrued.

17. Related Party Transactions

Principal Stockholder

For the three months ended March 31, 2023 and 2022, the Company paid in cash interest of $2,998 and accrued interest that was added to the principal of $1,815, respectively, on the Senior Secured Note and Delayed Draw Term Note due to BRF, which is an affiliate of B. Riley, a principal stockholder.

On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock. Certain affiliates of B. Riley participated in the registered direct offering and purchased an aggregate of 1,009,021 shares of the Company’s common stock at a price per share of $3.88 per share for a total consideration of $790.

For the three months ended March 31, 2022, the Company had certain transactions with B. Riley, a principal stockholder, where it paid fees associated with the common stock public offering totaling $2,440.

Consulting and Service Contracts

For the three months ended March 31, 2023 and 2022, the Company paid an entity affiliated with James C. Heckman, its former Chief Executive Officer, Roundtable Media, L.L.C., net revenue share amounts of $66 and $107, respectively, in connection with a partner agreement. For the three months ended March 31, 2022, the Company paid consulting fees of $165 in connection with a consulting agreement, as amended from time to time.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, Inc., including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 764 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month. For the three months ended March 31, 2022, the Company paid Mr. Edmonson and his spouse $269 for 3,056 shares of the Company’s common stock.

18. Commitments and Contingencies

Claims and Litigation – From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Royalty Fees – The Company guaranteed minimum annual royalties of $15,000 to ABG-SI, LLC. The initial term of the minimum guarantee will expire December 31, 2029.

19. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Liquidated Damages

On April 10, 2023, the Company issued 11,766 shares of its common stock in connection with a stock purchase agreement, where the Company was liable for liquidated damages in lieu of an aggregate of $124 owed in liquidated damages.

Series H Convertible Preferred Stock

On April 17, 2023, the Company issued 207,000 shares of its common stock upon conversion of 1,500 shares of its Series H convertible preferred stock.

Common Stock

On April 14, 2023 and May 3, 2023, the Company issued in aggregate 7,254 shares of its common stock upon the vesting of certain restricted stock units.

Compensation Plans

From April 1, 2023 through the date these condensed consolidated financial statements were issued, the Company granted options for shares of the Company’s common stock, restricted stock units and restricted stock awards totaling 10,827, all of which remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We are a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated, own and operate TheStreet, Inc. College Spun Media Incorporated, Parade Media, and Men’s Journal and power more than 225 independent Publisher Partners, including the many sports team sites that comprise FanNation. Each Publisher Partner joins the Platform by invitation only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While the Publisher Partners benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Of the more than 225 Publisher Partners, a large majority of them publish content within one of our four verticals of sports, finance, lifestyle or men’s lifestyle, and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners or by acquiring publishers as owned and operated entities.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of increases in inflation, rising interest rates and instability in the global banking system and geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, and the remaining effects of the COVID-19 pandemic. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and in this Quarterly Report.

Key Operating Metrics

We monitor and review the key operating metrics described below as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods, including a 74% increase year-over-year from 2021 to 2022 and a 9% increase in the three months ended March 31, 2023, as compared to the same period in fiscal 2022. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the months ended March 31, 2023 and 2022 our RPM was $16.77 and $15.02, respectively. For the three months ended March 31, 2023 and 2022 our monthly average pageviews were 467,296,344 and 480,352,466, respectively.

All dollar figures presented below are in thousands unless otherwise stated.

Liquidity and Capital Resources

Cash and Working Capital Facility

As of March 31, 2023, our principal sources of liquidity consisted of cash of $15,961. In addition, as of March 31, 2023, we had $30,441 available for additional use, subject to eligible accounts receivable, under our working capital line of credit with SLR Digital Finance LLC (formerly FastPay) (“SLR”). As of March 31, 2023, the outstanding balance of the SLR working capital line of credit was $9,559. We also had accounts receivable, net of our advances from SLR of $14,002 as of March 31, 2023. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $6,144.

Off-Balance Sheet Arrangements

As of March 31, 2023, pursuant to our line of credit with SLR, as disclosed above, in the event that our line of credit is accelerated, we will be obligated to pay SLR a termination fee of $900.

As of March 31, 2023, in connection with the Sports Illustrated media business, we guaranteed a minimum annual royalty of $15,000 through December 31, 2029, for a total of $86,250.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 4, 8, 10 and 11 in our accompanying condensed consolidated financial statements for amounts outstanding as of March 31, 2023, related to leases, liquidated damages, bridge notes and term debt. During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $3,074 over the lease term. The lease provides for fixed payments ranging from $89 to $94 over the remainder of the lease term, with an estimate of common expenses per month of $25 through the end of the lease term. There have been no material changes from the disclosures in our Annual Report on Form 10-K.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of March 31, 2023 and December 31, 2022 was as follows:

	As of
	March 31, 2023	December 31, 2022
Current assets	$83,969	$78,695
Current liabilities	(216,845)	(216,364)
Working capital deficit	(132,876)	(137,669)

As of March 31, 2023, we had a working capital deficit of $132,876, as compared to $137,669 as of December 31, 2022, consisting of $83,969 in total current assets and $216,845 in total current liabilities. As of December 31, 2022, our working capital deficit consisted of $78,695 in total current assets and $216,364 in total current liabilities.

Our cash flows for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,672)	$(13,311)
Net cash used in investing activities	(1,688)	(1,653)
Net cash provided by (used in) financing activities	5,450	28,095
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,090	$13,131
Cash, cash equivalents, and restricted cash, end of period	$16,463	$22,982

For the three months ended March 31, 2023, net cash used in operating activities was $1,672, consisting primarily of $59,394 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $3,252 of cash paid for interest, offset by $60,974 of cash received from customers. For the three months ended March 31, 2022, net cash used in operating activities was $13,311, consisting primarily of $58,227 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services; and $2,160 of cash paid for interest, offset by $47,076 of cash received from customers.

For the three months ended March 31, 2023, net cash used in investing activities was $1,688, consisting primarily of $1,188 for capitalized costs for our Platform and $500 for the acquisition of a business. For the three months ended March 31, 2022, net cash used in investing activities was $1,653 consisting primarily of $1,582 for capitalized costs for our Platform and $71 for property and equipment.

For the three months ended March 31, 2023, net cash provided by financing activities was $5,450, consisting primarily of $11,431 (excluding accrued offering costs of $69) in net proceeds from the public offering of common stock less (i) $4,533 from repayments of our SLR line of credit; (ii) $25 in payment of deferred cash payments, and (iii) $1,423 for tax payments relating to the withholding of shares of common stock for certain employees. For the three months ended March 31, 2022, net cash provided by financing activities was $28,095 consisting primarily of $32,058 (excluding accrued offering costs of $1,568) in net proceeds from the public offering of common stock less (i) $2,697 from repayments of our SLR line of credit; (ii) $710 related to payments of restricted stock liabilities; and (iii) $556 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Operations

Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$51,380	$48,243	$3,137	6.5%
Cost of revenue	30,035	28,497	1,538	5.4%
Gross profit	21,345	19,746	1,599	8.1%
Operating expenses
Selling and marketing	17,969	17,216	753	4.4%
General and administrative	13,053	13,514	(461)	-3.4%
Depreciation and amortization	4,766	4,202	564	13.4%
Loss on disposition of assets	119	257	(138)	-53.7%
Total operating expenses	35,907	35,189	718	2.0%
Loss from operations	(14,562)	(15,443)	881	-5.7%
Total other expenses	(4,808)	(2,992)	(1,816)	60.7%
Loss before income taxes	(19,370)	(18,435)	(935)	5.1%
Income tax provision	(7)	(14)	7	-50.0%
Net loss	$(19,377)	$(18,449)	$(928)	5.0%
Basic and diluted net loss per common share	$(1.04)	$(1.20)	$0.16	-13.3%
Weighted average number of shares outstanding – basic and diluted	18,718,555	15,381,306

For the three months ended March 31, 2023, net loss was $19,377, as compared to $18,449 for the three months ended March 31, 2022, which represents an increase of $928. While the loss from operations improved $881 due to a $3,137 increase in revenue, which was partially offset by an increase in operating expenses of $718 during the three months ended March 31, 2023, the increase in net loss reflected an increase in other expenses, primarily as a result of an increase in interest expense of $1,362 included in other expenses.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$51,380	$48,243	$3,137	6.5%
Cost of revenue	30,035	28,497	1,538	5.4%
Gross profit	$21,345	$19,746	$1,599	8.1%

For the three months ended March 31, 2023 we had gross profit of $21,345, as compared to $19,746 for the three months ended March 31, 2022, an increase of $1,599. Gross profit percentage for the three months ended March 31, 2023 was 41.5%, as compared to 40.9% for the three months ended March 31, 2022.

The improvement in gross profit percentage was driven by more favorable revenue shares on premium digital advertising. As a result, Publisher Partner revenue share as a percentage of digital advertising revenue was 23.3% for the three months ended March 31, 2023, as compared to 55.0% for the three months ended March 31, 2022.

The following table sets forth revenue by category:

	Three Months Ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Digital revenue:
Digital advertising	$23,504	$21,646	$1,858	8.6%
Digital subscriptions	3,871	6,461	(2,590)	-40.1%
Licensing and syndication revenue	4,622	3,101	1,521	49.0%
Other digital revenue	636	364	272	74.7%
Total digital revenue	32,633	31,572	1,061	3.4%
Print revenue:
Print advertising	2,082	1,368	714	52.2%
Print subscriptions	16,665	15,303	1,362	8.9%
Total print revenue	18,747	16,671	2,076	12.5%
Total revenue	$51,380	$48,243	$3,137	6.5%

For the three months ended March 31, 2023, total revenue increased $3,137 to $51,380 from $48,243 for the three months ended March 31, 2022. The primary sources of revenue for the three months ended March 31, 2023 were as follows: (i) digital advertising of $23,504, (ii) digital subscriptions of $3,871, (iii) licensing and syndication revenue and other digital revenue of $5,258, (iv) print advertising of $2,082 and (v) print subscriptions of $16,665.

The primary driver of the increase in our total revenue is derived from our licensing and syndication, digital advertising revenue and other digital revenue which increased by $1,521, $1,858 and $272, respectively. This was offset by a $2,590 decrease in digital subscriptions, resulting in a $1,061 increase in total digital revenue in the three months ended March 31, 2023 as compared to the prior year period. In addition, total print revenue increased by $2,076 as print advertising increased by $714 and print subscriptions grew by $1,362, both reflecting improvements in the results of Sports Illustrated and the addition of the Athlon Outdoor properties, which were acquired as part of the Parade Media acquisition in April of 2022.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Publisher Partner revenue share payments	$4,247	$5,042	$(795)	-15.8%
Technology, Platform and software licensing fees	4,237	3,174	1,063	33.5%
Royalty fees	3,750	3,750	-	0.0%
Content and editorial expenses	9,403	9,192	211	2.3%
Printing, distribution and fulfillment costs	3,853	2,857	996	34.9%
Amortization of developed technology and platform development	2,369	2,311	58	2.5%
Stock-based compensation	2,085	2,157	(72)	-3.3%
Other cost of revenue	91	14	77	550.0%
Total cost of revenue	$30,035	$28,497	$1,538	5.4%

For the three months ended March 31, 2023, we recognized cost of revenue of $30,035, as compared to $28,497 for the three months ended March 31, 2022, which represents an increase of $1,538. Cost of revenue for the first quarter of 2023 was impacted by increases in (i) technology, Platform and software licensing fees of $1,063, (ii) printing, distribution and fulfillment costs of $996, partially offset by decreases in (iii) Publisher Partner revenue share payments of $795.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$4,288	$3,281	$1,007	30.7%
Stock-based compensation	453	600	(147)	-24.5%
Professional marketing services	679	617	62	10.0%
Circulation costs	1,048	783	265	33.8%
Subscription acquisition costs	10,005	9,723	282	2.9%
Advertising costs	985	1,310	(325)	-24.8%
Other selling and marketing expenses	511	902	(391)	-43.3%
Total selling and marketing	$17,969	$17,216	$753	4.4%

For the three months ended March 31, 2023, we incurred selling and marketing costs of $17,969, as compared to $17,216 for the three months ended March 31, 2022. The increase in selling and marketing costs of $753 is primarily related to a $1,007 increase in payroll and employee benefits for our selling and marketing account management support teams, partially offset by a decrease in other selling and marketing expenses of $391. The increase in circulation costs reflects the addition of the Athlon Outdoor properties.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$3,798	$3,974	$(176)	-4.4%
Stock-based compensation	3,889	4,610	(721)	-15.6%
Professional services, including accounting, legal and insurance	3,425	3,638	(213)	-5.9%
Other general and administrative expenses	1,941	1,292	649	50.2%
Total general and administrative	$13,053	$13,514	$(461)	-3.4%

For the three months ended March 31, 2023, we incurred general and administrative costs of $13,053 as compared to $13,514 for the three months ended March 31, 2022. The $461 decrease in general and administrative expenses is primarily due to a decrease in stock-based compensation of $721, partially offset by an increase in other general corporate expenses of $649.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended March 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Change in fair value of contingent consideration	$(499)	$-	$(499)	100.0%
Interest expense, net	(4,182)	(2,820)	(1,362)	48.3%
Liquidated damages	(127)	(172)	45	-26.2%
Total other expenses	$(4,808)	$(2,992)	$(1,816)	60.7%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $499 for the three months ended March 31, 2023 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $4,182 and $2,820 for the three months ended March 31, 2023 and 2022, respectively, as a result of our debt increase.

Liquidated Damages. We recorded $127 of accrued interest on our liquidated damages payable for the three months ended March 31, 2023 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock. We recorded $172 of accrued interest on our liquidated damages payable for the three months ended March 31, 2022 primarily from issuance of the same securities as outlined above.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss, adjusted for (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in fair value of contingent consideration; (vi) liquidated damages, (vii) loss on impairment of assets, (viii) employee retention credit, and (ix) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that Adjusted EBITDA:

●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income taxes, which is a noncash expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in fair value of contingent consideration, which is a noncash expense;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the Cares Act; and
●	does not reflect payments related to employee restructuring changes for our former Chief Executive Officer.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net loss	$(19,377)	$(18,449)
Add (deduct):
Interest expense, net (1)	4,182	2,820
Income tax benefit	7	14
Depreciation and amortization (2)	7,135	6,513
Stock-based compensation (3)	6,427	7,367
Change in fair value of contingent consideration (4)	499	-
Liquidated damages (5)	127	172
Loss on impairment of assets (6)	119	257
Employee retention credit (7)	(6,868)	-
Employee restructuring payments (8)	3,288	174
Adjusted EBITDA	$(4,461)	$(1,132)

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $930 and $660 for amortization of debt discounts for the three months ended March 31, 2023 and 2022, respectively, as presented in our condensed consolidated statements of cash flows, which is a noncash item. Investors should note that interest expense will recur in future periods.

(2)	Depreciation and amortization is related to our developed technology and Platform included within cost of revenues of $2,369 and $2,311, for the three months ended March 31, 2023 and 2022, respectively, and depreciation and amortization included within operating expenses of $4,766 and $4,202 for the three months ended March 31, 2023 and 2022, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.
(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)	Loss on impairment of assets represents certain assets that are no longer useful.
(7)	Employee retention credit represents payroll related tax credits under the Cares Act.
(8)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments to our former Chief Executive Officer for the three months ended March 31, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

Except as described in Note 1, Summary of Significant Accounting Policies, of the Notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 31, 2023.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer(s) and principal financial officer(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. In light of the material weaknesses described in Part II, Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 that continue and have not been remediated as of the date of filing of this Quarterly Report, we have performed additional analyses, reconciliations, and other post-closing procedures to determine whether our condensed consolidated financial statements are prepared in accordance with GAAP. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following risk factor supplements and, to the extent inconsistent, supersedes, the risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Form 10-K”). The risk factor included herein as well as the risk factors described in the 2022 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

Unfavorable economic and market conditions could adversely affect our business, reputation and results of operations.

Our services, products and properties are may be adversely impacted by uncertain economic conditions, including the impact of the ongoing COVID-19 pandemic; the Ukraine – Russia conflict; adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; a recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection & Innovation and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver. While at the time of closing on March 10, 2023, [we had minimal cash, cash equivalents, restricted cash and investments] at SVB or under SVB management and the FDIC has taken steps to make whole all depositors of SVB, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents, restricted cash and investments may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets. Furthermore, we cannot predict how future economic conditions will affect our users and Publisher Partners and any negative impact on our users or Publisher Partners may also have an adverse impact on our results of operations or financial condition. A severe or prolonged economic downturn, as result of a global pandemic such as the COVID-19 pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

10.1	Form of Common Stock Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

The Arena Group Holdings, Inc.

Date: May 10, 2023	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial Officer)

