Form 10-Q
period 2023-06-30
Arena Group Holdings, Inc.
filed 2023-08-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the Registrant had 23,790,867 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,489	$13,871
Restricted cash	502	502
Accounts receivable, net	31,632	33,950
Subscription acquisition costs, current portion	34,983	25,931
Prepayments and other current assets	11,768	4,441
Total current assets	84,374	78,695
Property and equipment, net	483	735
Operating lease right-of-use assets	279	372
Platform development, net	9,788	10,330
Subscription acquisition costs, net of current portion	12,354	14,133
Acquired and other intangible assets, net	49,454	58,970
Other long-term assets	1,025	1,140
Goodwill	41,329	39,344
Total assets	$199,086	$203,719
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$13,794	$12,863
Accrued expenses and other	23,143	23,102
Line of credit	14,907	14,092
Unearned revenue	66,799	58,703
Subscription refund liability	890	845
Operating lease liability	456	427
Contingent consideration	970	-
Liquidated damages payable	6,142	5,843
Bridge notes	35,844	34,805
Term debt	66,183	65,684
Total current liabilities	229,128	216,364
Unearned revenue, net of current portion	17,080	19,701
Operating lease liability, net of current portion	122	358
Liquidated damages payable, net of current portion	-	494
Other long-term liabilities	4,733	5,307
Deferred tax liabilities	538	465
Total liabilities	251,601	242,689
Commitments and contingencies (Note 19)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at June 30, 2023 and December 31, 2022	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $12,856 and $14,356; Series H shares issued and outstanding: 12,856 and 14,356; common shares issuable upon conversion: 1,774,128 and 1,981,128 at June 30, 2023 and December 31, 2022, respectively	11,508	13,008
Total mezzanine equity	11,676	13,176
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 22,014,927 and 18,303,193 shares at June 30, 2023 and December 31, 2022, respectively	219	182
Common stock to be issued	-	-
Additional paid-in capital	297,522	270,743
Accumulated deficit	(361,932)	(323,071)
Total stockholders’ deficiency	(64,191)	(52,146)
Total liabilities, mezzanine equity and stockholders’ deficiency	$199,086	$203,719

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands, except share data)
Revenue	$58,806	$53,752	$110,186	$101,995
Cost of revenue (includes amortization of platform development and developed technology for three months ended 2023 and 2022 of $2,323 and $2,375, respectively and for the six months ended 2023 and 2022 of $4,692 and $4,686, respectively)	37,142	37,622	67,177	66,119
Gross profit	21,664	16,130	43,009	35,876
Operating expenses
Selling and marketing	19,503	17,483	37,472	34,699
General and administrative	11,722	14,834	24,775	28,348
Depreciation and amortization	4,735	4,444	9,501	8,646
Loss on impairment of assets	-	-	119	257
Total operating expenses	35,960	36,761	71,867	71,950
Loss from operations	(14,296)	(20,631)	(28,858)	(36,074)
Other (expense) income
Change in fair value of contingent consideration	90	-	(409)	-
Interest expense	(5,001)	(2,506)	(9,183)	(5,326)
Liquidated damages	(177)	(128)	(304)	(300)
Total other expenses	(5,088)	(2,634)	(9,896)	(5,626)
Loss before income taxes	(19,384)	(23,265)	(38,754)	(41,700)
Income tax (provision) benefit	(100)	1,741	(107)	1,727
Loss from continuing operations	(19,484)	(21,524)	(38,861)	(39,973)
Loss from discontinued operations, net of tax	-	(683)	-	(683)
Net loss	$(19,484)	$(22,207)	$(38,861)	$(40,656)
Basic and diluted net loss per common share:
Continuing operations	$(0.88)	$(1.18)	$(1.89)	$(2.37)
Discontinued operations	-	(0.04)	-	(0.04)
Basic and diluted net loss per common share	$(0.88)	$(1.22)	$(1.89)	$(2.41)
Weighted average number of common shares outstanding – basic and diluted	22,074,500	18,258,890	20,509,676	16,847,920

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Six Months Ended June 30, 2023

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at March 31, 2023	21,773,078	$217	41,283	$-	$289,532	$(342,448)	$(52,699)
Issuance of common stock upon conversion of Series H convertible preferred stock	207,000	2	-	-	1,498	-	1,500
Issuance of common stock in connection with settlement of liquidated damages	11,766	-	-	-	45	-	45
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	84	-	84
Issuance of common stock for restricted stock units	23,083	-	-	-	-	-	-
Costs incurred upon issuance of common stock in connection with registered direct offering	-	-	-	-	(67)	-	(67)
Stock-based compensation	-	-	-	-	6,430	-	6,430
Net loss	-	-	-	-	-	(19,484)	(19,484)
Balance at June 30, 2023	22,014,927	$219	41,283	$-	$297,522	$(361,932)	$(64,191)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with settlement of Series H	207,000	2	-	-	1,498	-	1,500
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	47,252	-	-	-	369	-	369
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	130	-	130
Issuance of common stock for restricted stock units	420,459	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock upon exercise of stock options	795	-	-	-	-	-	-
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,114	-	11,144
Reclassification to liability upon modification of common stock option	-	-	-	-	(68)	-	(68)
Stock-based compensation	-	-	-	-	13,164	-	13,164
Net loss	-	-	-	-	-	(38,861)	(38,861)
Balance at June 30, 2023	22,014,927	$219	41,283	$-	$297,522	$(361,932)	$(64,191)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Six Months Ended June 30, 2022

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at March 31, 2022	17,504,730	$175	49,134	$-	$246,052	$(270,662)	$(24,435)
Issuance of common stock in connection with the acquisition of Athlon	314,103	3	-	-	3,138	-	3,141
Issuance of common stock for restricted stock units	21,600	-	-	-	-	-	-
Repurchase of restricted stock classified as liabilities	(18,150)	-	-	-	-	-	-
Issuance of common stock in connection with Say Media merger	7,851	-	(7,851)	-	-	-	-
Issuance of common stock upon cashless exercise of stock option	20	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	9,537	-	9,537
Net loss	-	-	-	-	-	(22,207)	(22,207)
Balance at June 30, 2022	17,830,154	$178	41,283	$-	$258,727	$(292,869)	$(33,964)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2022	12,635,591	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of series H preferred stock	70,380	1	-	-	510	-	511
Issuance of common stock in connection with the acquisition of Athlon	314,103	3	-	-	3,138	-	3,141
Issuance of common stock in connection with the acquisition of SayMedia merger	7,851	-	(7,851)	-	-	-	-
Issuance of common stock for restricted stock units in connection with an acquisition	16,760	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,655	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock for restricted stock units	176,811	2	-	-	(2)	-	-
Common stock withheld for taxes upon issuance of underlying shares for restricted stock units	(67,023)	(1)	-	-	(555)	-	(556)
Repurchase restricted stock classified as liabilities	(26,214)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Issuance of common stock upon cashless exercise of stock option	20	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	17,591	-	17,591
Net loss	-	-	-	-	-	(40,656)	(40,656)
Balance at June 30, 2022	17,830,154	$178	41,283	$-	$258,727	$(292,869)	$(33,964)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Cash flows from operating activities
Net loss	$(38,861)	$(40,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	197	245
Amortization of platform development and intangible assets	13,996	13,087
Amortization of debt discounts	1,645	934
Noncash and accrued interest	602	69
Loss on impairment of assets	119	257
Change in fair value of contingent consideration	409	-
Liquidated damages	304	300
Stock-based compensation	12,616	16,466
Deferred income taxes	73	(1,782)
Bad debt expense	54	372
Other	-	185
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	2,213	(83)
Subscription acquisition costs	(7,273)	2,143
Royalty fees	-	7,500
Prepayments and other current assets	(7,327)	264
Other long-term assets	8	13
Accounts payable	742	335
Accrued expenses and other	(800)	(7,131)
Unearned revenue	5,526	945
Subscription refund liability	45	(693)
Operating lease liabilities	(114)	(107)
Other long-term liabilities	(574)	(128)
Net cash used in operating activities	(16,400)	(7,465)
Cash flows from investing activities
Purchases of property and equipment	-	(379)
Capitalized platform development	(2,132)	(2,784)
Proceeds from sale of equity investment	-	2,450
Payments for acquisition of business, net of cash acquired	(500)	(9,481)
Net cash used in investing activities	(2,632)	(10,194)
Cash flows from financing activities
Proceeds (repayments) under line of credit, net borrowing	815	(4,180)
Proceeds from common stock registered direct offering	11,500	-
Payments of issuance costs from common stock registered direct offering	(167)	-
Proceeds from common stock public offering, net of offering costs	-	32,058
Payments of issuance costs from common stock public offering	-	(1,568)
Payment of deferred cash payments	(75)	(453)
Payment of taxes from common stock withheld	(1,423)	(556)
Payment of restricted stock liabilities	-	(2,152)
Net cash provided by financing activities	10,650	23,149
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,382)	5,490
Cash, cash equivalents, and restricted cash – beginning of period	14,373	9,851
Cash, cash equivalents, and restricted cash – end of period	$5,991	$15,341
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$5,489	$14,839
Restricted cash	502	502
Total cash, cash equivalents, and restricted cash	$5,991	$15,341
Supplemental disclosure of cash flow information
Cash paid for interest	$7,140	$4,323
Cash paid for income taxes	85	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$548	$1,125
Issuance cost of offerings recorded in accrued expenses and other	189	-
Issuance of common stock in connection with settlement of liquidated damages	499	7,008
Issuance of common stock upon conversion of series H preferred stock	1,500	511
Issuance of common stock in connection with acquisition	2,000	-
Deferred cash payments recorded in connection with acquisitions	246	1,889
Common stock issued in connection with acquisition of Athlon	-	3,141
Assumptions of liabilities in connection with acquisition of Athlon	-	12,642
Reclassification to liability upon common stock modification	68	-

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

The condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, increasing interest rates, instability in the global banking system, geopolitical factors, including the ongoing Ukraine – Russia conflict, supply chain disruptions and the remaining effects of the COVID-19 pandemic. Given that certain of the Company’s sports businesses rely on sporting events to generate content and comprise a material portion of the Company’s revenues, the Company’s cash flows and results of operations could be negatively impacted by a significant downturn in economic activity, or general spending on sporting events or a general limitation of societal activity, due to market conditions, economic uncertainty or recession.

The Company operates in one reportable segment.

Reverse Stock Split

On February 8, 2022, the Company’s board of directors (the “Board”) approved a one-for-twenty-two (1-for-22) reverse stock split of its outstanding shares of common stock that was effective February 8, 2022. The Company’s common stock began trading on the NYSE American on February 9, 2022. At the effective time, every twenty-two shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.

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

For the six months ended June 30, 2023, the Company incurred a net loss of $38,861. For the six months ended June 30, 2023 and year ended December 31, 2022, the Company had cash on hand of $5,489 and $13,871 and a working capital deficit of $144,754 and $137,669, respectively. The Company’s net loss and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Furthermore, since the Company’s Bridge Notes of $36,000, Senior Secured Notes of $62,691 and Delayed Draw Term Notes of $4,000 (each as described below), totaling $102,691 (collectively “its current debt”) are due within twelve months from the date these (unaudited) condensed consolidated financial statements were issued, unless the Company is able to refinance or extend its current debt beyond its current maturity, it may not be able to meet its obligations when due.

As a result, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless it is able to refinance or extend the maturities of its current debt.

The Company plans to refinance or extend the maturities of its current debt to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, however, there can be no assurance that the Company will be able to refinance or extend the maturities of its current debt (further details are provided under the heading Binding Letter of Intent in Note 20).

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation. These reclassifications were immaterial, both individually and in aggregate and did not impact previously reported net loss. In connection with the discontinued operations in the fourth quarter of 2022, previously reported prior periods are presented as discontinued operations (see Note 2).

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

	As of June 30,
	2023	2022
Series G convertible preferred stock	8,582	8,582
Series H convertible preferred stock	1,774,128	2,008,728
Financing warrants	39,774	116,118
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	9,800	16,174
Restricted stock awards	-	97,402
Restricted stock units	878,706	1,389,843
Common stock options	5,878,838	6,638,828
Total	9,595,050	11,280,897

2. Discontinued Operations

The Company, upon Board approval on September 15, 2022, discontinued (i.e., the “discontinued operations”) the Parade print business (“Parade Print”) that was acquired on April 1, 2022 (as part of the Parade acquisition, as further described below in Note 3), on November 13, 2022 (the last date of any obligation to deliver issues of Parade Print).

The table below sets forth the loss from discontinued operations for the period from April 1, 2022 to June 30, 2022:

Revenue	$11,323
Cost of revenue	9,106
Gross profit	2,217
Operating expense:
Selling and marketing	1,825
General and administrative	1,130
Total operating expenses	2,955
Loss from discontinued operations	(738)
Income tax benefit	55
Net loss from discontinued operations	$(683)

The discontinued operations of Parade Print also included Relish and Spry Living print products that were acquired as part of the Parade acquisition. Further information is provided under the heading Supplemental Pro Forma Information in Note 3 and in Note 16.

3. Acquisitions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

2023 Acquisition

Teneology, Inc. – On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., (“Teneology”) pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing (including an advance payment of $250 prior to closing); (2) $75 deferred cash payments due in three equal installments of $25 on March 1, 2023 (paid), April 1, 2023 (paid) and May 1, 2023 (paid); (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions; and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, with a fair value of $2,000 on the transaction closing date (fair value was determined based on a preliminary independent appraisal); and which is subject to a put option under certain conditions (the “contingent consideration”) (as further described below in Note 10). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share). The agreement also provided for a cash retention pool for certain employees of $300, subject to vesting over three years upon continued employment and other conditions.

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

Supplemental Pro forma Information

The pro forma disclosures have been deemed impracticable for this acquisition since after making reasonable efforts the Company is unable to accept assumptions made by Teneology. The Company has determined, based on the information provided by Teneology and made available to the Company, that the earnings from the prior periods could not be verified since the acquisition only included certain activities of Teneology and financial statements were not available. In this regard, the Company: (1) made reasonable effort to obtain certain financial results of the certain activities but Teneology was unable to comply with this request; and (2) the presentation of the pro forma results and the assumptions made by Teneology management were unable to be independently substantiated.

2022 Acquisition

Athlon Holdings, Inc. - On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc. (or Parade), a Tennessee corporation, for a purchase price of $15,854, as adjusted for the working capital adjustment as of the closing date of the transaction. The working capital adjustment is pending acceptance by the sellers (further details are provided in Note 19). As a part of the closing consideration, the Company also acquired cash of $1,840, that was further adjusted post-closing for the working capital adjustment. The purchase price of $15,854, as discounted, is comprised of (i) a cash portion of $12,827, with $11,840 paid at closing and $987 estimated to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,141. The number of shares of the Company’s common stock issued was determined based on a $3,000 value using the common stock trading price for the 10 trading days preceding the April 1, 2022 closing date. Certain of Parade’s key employees entered into either advisory agreements or employment agreements with the Company. Parade operates in the United States.

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

The Company incurred $200 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded within general and administrative expense on the condensed consolidated statements of operations.

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

Supplemental Pro forma Information

The following table summarizes the results of operations of the Parade acquisition from the acquisition date included in the condensed consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been as of the beginning of the reporting period during the year of the acquisition, or January 1, 2021:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Parade continuing operations from acquisition date of April 1, 2022 (unaudited):
Revenue	$17,427	$17,427
Net income	2,440	2,440
Combined entity continuing operations supplemental pro forma information had the acquisition date been January 1, 2021 (unaudited):
Revenue:
Parade	$17,427	$33,337
Arena	36,325	84,568
Total continuing operations supplemental pro forma revenue	$53,752	$117,905
Net income (loss):
Parade	$2,440	$1,864
Arena	(24,647)	(42,520)
Adjustment	(216)	(432)
Total continuing operations supplemental pro forma net loss	$(22,423)	$(41,088)

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred at the beginning of the Company’s reporting period and does not reflect the discontinued operations of Parade Print that was acquired on April 1, 2022 (as part of the Parade acquisition).

For the three months ended June 30, 2022, the adjustment of $216 related to recording of depreciation and amortization expense of the acquired fixed assets and intangible assets. For the six months ended June 30, 2022, the adjustment of $432 related to recording of depreciation and amortization expense of the acquired fixed assets and intangible assets.

4. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of June 30, 2023 and December 31, 2022 of $31,632 and $33,950, respectively, are presented net of allowance for doubtful accounts. The following table summarizes the allowance for doubtful accounts activity:

	Six Months Ended June 30, 2023 (unaudited)	Year Ended December 31, 2022
Allowance for doubtful accounts beginning of year	$2,236	$1,578
Additions	54	980
Deductions – write-offs	(1,363)	(322)
Allowance for doubtful accounts end of period	$927	$2,236

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

The current portion of the subscription acquisition costs as of June 30, 2023 and December 31, 2022 was $34,983 and $25,931, respectively. The noncurrent portion of the subscription acquisition costs as of June 30, 2023 and December 31, 2022 was $12,354 and $14,133, respectively. Subscription acquisition costs as of June 30, 2023 presented as current assets of $34,983 are expected to be amortized over a one-year period, or through June 30, 2024, and presented as long-term assets of $12,354 are expected to be amortized after the one-year period ending June 30, 2024.

Amortization of subscription acquisition costs of $19,347 and $18,458 for the six months ended June 30, 2023 and 2022, respectively, are included in selling and marketing expenses on the condensed consolidated statements of operations. No impairment losses have been recognized for subscription acquisition costs for the three and six months ended June 30, 2023 and 2022.

Prepayments and other current assets – Prepayments and other current assets are summarized as follows:

	As of
	June 30, 2023 (unaudited)	December 31, 2022
Prepaid expenses	$3,267	$2,321
Prepaid supplies	1,182	927
Refundable income and franchise taxes	157	957
Unamortized debt costs	216	216
Employee retention credits	6,868	-
Other receivables	78	20
Total prepayments and other current assets	$11,768	$4,441

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the Cares Act, the Company is eligible for refundable employee retention credits subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credits when earned and to offset the credit against the related expenditure. For the six months ended June 30, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868 in operating expenses on the condensed consolidated statements of operations with a corresponding receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	June 30, 2023 (unaudited)	December 31, 2022
Office equipment and computers	$1,777	$1,744
Furniture and fixtures	133	240
	1,910	1,984
Less accumulated depreciation and amortization	(1,427)	(1,249)
Net property and equipment	$483	$735

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $83 and $131, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $197 and $245, respectively. Impairment charges for the three and six months ended June 30, 2023 of $0 and $55, respectively, were recorded for property and equipment on the condensed consolidated statements of operations. No impairment charges for the three and six months ended June 30, 2022 were recorded for property and equipment.

Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2023 (unaudited)	December 31, 2022
Platform development	$23,945	$21,493
Less accumulated amortization	(14,157)	(11,163)
Net platform development	$9,788	$10,330

A summary of platform development activity for the six months ended June 30, 2023 is as follows:

Platform development beginning of period	$21,493
Payroll-based costs capitalized	2,132
Less dispositions	(164)
Total capitalized costs	23,461
Stock-based compensation	548
Impairments	(64)
Platform development end of period	$23,945

Amortization expense for the three months ended June 30, 2023 and 2022, was $1,585 and $1,413, respectively. Amortization expense for the six months ended June 30, 2023 and 2022, was $3,158 and $2,757, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. Impairment charges for the three and six months ended June 30, 2023 of $0 and $64, respectively, were recorded for the intangible assets on the condensed consolidated statements of operations. Impairment charges for the three and six months ended June 30, 2022 of $0 and $210, respectively, were recorded for platform development on the condensed consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2023 (unaudited)			As of December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(16,416)	$917	$17,333	$(14,883)	$2,450
Trade name	5,380	(1,391)	3,989	5,380	(1,180)	4,200
Brand name	12,774	(1,641)	11,133	12,115	(908)	11,207
Subscriber relationships	73,459	(54,398)	19,061	73,459	(47,146)	26,313
Advertiser relationships	15,965	(2,180)	13,785	15,302	(1,368)	13,934
Database	2,397	(1,961)	436	2,397	(1,753)	644
Digital content	355	(222)	133	355	(133)	222
Total intangible assets	$127,663	$(78,209)	$49,454	$126,341	$(67,371)	$58,970

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended June 30, 2023 and 2022 was $5,390 and $5,275, respectively, of which amortization expense for developed technology of $738 and $962, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Amortization expense for the six months ended June 30, 2023 and 2022 was $10,838 and $10,330, respectively, of which amortization expense for developed technology of $1,534 and $1,929, respectively, is included in cost of revenues on the condensed consolidated statements of operations. No impairment charges for the three and six months ended June 30, 2023 were recorded for the intangible assets. Impairment charges for the three and six months ended June 30, 2022 of $0 and $47, respectively, were recorded for the intangible assets on the condensed consolidated statements of operations.

5. Leases

The Company’s real estate lease for the use of office space is subleased (as further described below). The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 1.26 years.

The table below presents supplemental information related to operating leases:

	Six Months Ended June 30,
	2023	2022
Operating lease costs during the period (1)	$399	$453
Cash payments included in the measurement of operating lease liabilities during the period	$241	$234
Weighted-average remaining lease term (in years) as of period-end	1.26	2.26
Weighted-average discount rate during the period	9.9%	9.9%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Cost of revenue	$-	$-	$-	$-
Selling and marketing	-	-	-	-
General and administrative	159	328	454	562
Total operating lease costs (1)	159	328	454	562
Sublease income	-	(54)	(55)	(109)
	$159	$274	$399	$453

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the three and six months ended June 30, 2023 of $0 and $155, respectively, and month-to-month lease arrangements for the three and six months ended June 30, 2023 of $96 and $171, respectively.

Maturities of the operating lease liability as of June 30, 2023 are summarized as follows:

Years Ending December 31,
2023 (remaining six months of the year)	$245
2024	373
Minimum lease payments	618
Less imputed interest	(40)
Present value of operating lease liability	$578
Current portion of operating lease liability	$456
Long-term portion of operating lease liability	122
Total operating lease liability	$578

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024. As of June 30, 2023, the Company is entitled to receive sublease income of $351.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings (the “membership”). This membership provides a certain number of accounts that equate to the use of the space granted, or membership accounts. Effective June 1, 2022, the SaksWorks membership agreement was amended and assigned to Convene SW MSA Holdings, LLC (“Convene”). The term of the membership agreement with Convene is for twenty-seven months from the initial effective date of October 1, 2021 with SaksWorks. The annual membership fee with Convene is $620 ($500 for a dedicated membership area and $120 for minimum membership accounts) payable in equal monthly installments. The membership agreement also provides for: (1) additional membership accounts at predetermined pricing; and (2) renewal of the membership agreement at the end of the term for a twelve-month period at the then-current market price and pricing structure on such renewal date. As of June 30, 2023, the Company had $464 of remaining payments under the membership agreement with Convene.

6. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	June 30, 2023 (unaudited)	December 31, 2022
Carrying value at beginning of year	$39,344	$19,619
Goodwill acquired in acquisition of Parade	-	2,587
Goodwill acquired in acquisition of Men’s Journal	-	17,138
Goodwill acquired in acquisition of Fexy Studios	1,985	-
Carrying value at end of period	$41,329	$39,344

7. Line of Credit

SLR Credit Facility – On December 15, 2022, the Company entered into an amendment to its financing and security agreement for its line of credit with SLR Digital Finance LLC (formerly FPP Finance LLC) (“SLR”), pursuant to which (i) the maximum amount of advances available was increased to $40,000 (subject to certain limits and eighty-five (85%) of eligible accounts receivable), (ii) the interest rate on the line of credit was amended to be the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available) (as of June 30, 2023 the rate was 12.25%), and (iii) the maturity of the line of credit was extended to December 31, 2024; provided that the maturity date will be December 31, 2023 if the Company has not refinanced, repaid or extended all of its Senior Secured Notes (as defined below) due December 31, 2023 by August 31, 2023, and provided further, that SLR will be entitled to accelerate the maturity date of the obligations if the Company has not refinanced, repaid or extended all of its Senior Secured Notes due December 31, 2023 by September 30, 2023. In the event that the line of credit is accelerated, the Company will be obligated to pay SLR a termination fee of $900. The amendment also permitted the Company to enter into the Bridge Notes (as defined below). The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets. In connection with the line of credit, the Company incurred debt costs of $441 that are being amortized over the life of the line of credit with the unamortized balance, as of June 30, 2023, reflected in prepayment and other current assets of $216 and other long-term assets of $109. As of December 31, 2022, the unamortized balance was reflected in prepayments and other current assets of $216 and other long-term assets of $216. As of June 30, 2023, the effective interest rate on the line of credit was 12.7%. As of June 30, 2023 and December 31, 2022, the balance outstanding under the line of credit was $14,907 and $14,092, respectively, as reflected on the condensed consolidated balance sheets.

Information for the three and six months ended June 30, 2023 and 2022 with respect to interest expense related to the line of credit is provided under the heading Interest Expense in Note 12.

8. Restricted Stock Liabilities

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

The Company recorded the repurchase of 26,214 shares of the Company’s restricted common stock (18,150 shares during the three months ended June 30, 2022, and 26,214 shares during the six months ended June 30, 2022) on the condensed consolidated statements of stockholders’ deficiency. Effective April 4, 2022, there are no longer any shares of the Company’s common stock subject to repurchase. During the six months ended June 30, 2022, the Company paid $2,307 in cash for the repurchase ($2,152 in principal and $155 in interest).

Further details are provided under the heading Repurchases of Restricted Stock in Note 18.

9. Liquidated Damages Payable

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of June 30, 2023 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	644	1,888
Convertible debentures	-	704	322	1,026
Series J convertible preferred stock	932	932	635	2,499
Series K convertible preferred stock	263	226	225	714
Total	$1,828	$2,488	$1,826	$6,142

	As of December 31, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	570	1,814
Convertible debentures	-	704	280	984
Series J convertible preferred stock	932	932	525	2,389
Series K convertible preferred stock	437	478	220	1,135
Total	$2,002	$2,740	$1,595	$6,337

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of June 30, 2023 and December 31, 2022, the short-term liquidated damages payable were $6,142 and $5,843, respectively, and the long-term liquidated damages payable were, $0 and $494, respectively. The long-term portion was converted into shares of the Company’s common stock, as further described below. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of June 30, 2023, or $6,142, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company agreed to the issue 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. On February 10, 2023 and April 10, 2023, the Company issued 35,486 and 11,766 shares of its common stock, respectively, in satisfaction of the liquidated damages. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the six months ending June 30, 2023, the Company recorded $369 ($45 on April 10, 2023 and $324 on February 10, 2023) in connection with the issuance of shares of the Company’s common stock and a gain of $130 ($84 on April 10, 2023 and $46 on February 10, 2023) on the settlement of the liquidated damages, totaling $499, which was recorded in additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

10. Fair Value

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

Liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$970	$-	$970	$-

Contingent Consideration – The fair value of the contingent consideration is primarily dependent on the common stock trading price on the first anniversary of the closing of Fexy Studios, or January 11, 2024. The estimated fair value was calculated using the Black-Scholes option pricing model using the following inputs: (i) $8.10 exercise price equal to the closing price of the Company’s common stock at the acquisition date; (ii) $4.58 closing price of the Company’s common stock as of the reporting date; (iii) 0.53 years for the expected term; (iv) 5.07% annualized risk free rate; (v) 70.00% selected volatility and (vi) 0.0% dividend yield. For the three and six months ended June 30, 2023, the change in valuation of the contingent consideration of $90 in income and $409 in expense, respectively, was recognized in other (expense) income on the condensed consolidated statement of operations.

11. Bridge Notes

On December 15, 2022, the Company issued $36,000 aggregate principal amount of senior secured notes (the “Bridge Notes”) pursuant to a third amended and restated note purchase agreement (as described below) with BRF Finance Co., LLC, (“BRF”) an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser. The Company received net proceeds of $34,728 from the issuance of the Bridge Notes. Interest on the Bridge Notes is payable in cash at a rate of 12% per annum quarterly in arrears on March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023; provided that, on March 1, 2023, May 1, 2023, and July 1, 2023, the interest rate on the Bridge Notes will increase by 1.5% per annum, with maturity on December 31, 2023. The Bridge Notes are subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the Bridge Notes. The Company may elect to prepay the Bridge Notes, at any time, in whole or in part with no premium or penalty. The Bridge Notes are secured by liens on the same collateral that secures indebtedness under the Company’s outstanding Senior Secured Notes (as defined below) and are guaranteed by the Company’s subsidiaries that guarantee the Senior Secured Notes. The Bridge Notes provide for certain covenants and event of default provisions similar to those contained in the Senior Secured Notes. In connection with the Bridge Notes, the Company incurred debt costs of $1,272 that are being amortized over the expected life of the debt. As of June 30, 2023, the effective interest rate was 19.0%. As of June 30, 2023 and December 31, 2022, the balance outstanding under the Bridge Notes was $35,844 ($36,000 principal balance less unamortized debt costs of $156) and $34,805 ($36,000 principal balance less unamortized debt costs of $1,195), respectively.

Information for the three and six months ended June 30, 2023 with respect to interest expense related to the Bridge Notes is provided under the heading Interest Expense in Note 12.

12. Term Debt

Senior Secured Notes

As of June 30, 2023 and December 31, 2022, the Company had an outstanding obligation with BRF, in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Senior Secured Notes”) entered into on December 15, 2022, where it amended the second amended and restated note purchase agreement issued on January 23, 2022.

The Senior Secured Notes, prior to and including the third amended and restated note purchase agreement, provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below), in an aggregate principal amount of $9,928 as of December 31, 2021 (the Company repaid $5,928 on December 31, 2022);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable on the notes on last day of a fiscal quarter from September 30, 2020 to December 31, 2021 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2023, subject to certain acceleration conditions;

●	all borrowings under the notes to be collateralized by substantially all assets of the Company; and

●	the Company to enter into the Bridge Notes for $36,000 and to increase the line of credit with SLR in an aggregate principal amount not to exceed $40,000.

Delayed Draw Term Notes

As of June 30, 2023 and December 31, 2022, the Company had an outstanding obligation with BRF, in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Delayed Draw Term Notes”) entered into on December 15, 2022, where it amended the second amended and restated note purchase agreement issued on January 23, 2022.

The Delayed Draw Term Notes, prior to and including the third amended and restated note purchase agreement, provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date on December 31, 2023, subject to certain acceleration terms; and

●	all borrowings under the notes to be collateralized by substantially all assets of the Company.

The following table summarizes the term debt:

	As of June 30, 2023 (unaudited)			As of December 31, 2022
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, as amended, matures December 31, 2023	$62,691	$(456)	$62,235	$62,691	$(904)	$61,787
Delayed Draw Term Notes, as amended, matures December 31, 2023	4,000	(52)	3,948	4,000	(103)	3,897
Total	$66,691	$(508)	$66,183	$66,691	$(1,007)	$65,684

As of June 30, 2023 and December 31, 2022, the term debt carrying value of $66,183 and $65,684, respectively, was reflected as a current liability on the condensed consolidated balance sheets. As of June 30, 2023, the effective interest rate of the Senior Secured Notes and Delayed Draw Term Notes were 11.4% and 12.5%, respectively.

The Company’s principal maturities of the term debt are due December 31, 2023 in the amount of $66,691.

Information for the three and six months ended June 30, 2023 and 2022 with respect to interest expense related to the term debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of debt costs:
Line of credit	$53	$-	$107	$-
Bridge Notes	411	-	1,039	-
Senior Secured Notes	225	223	448	574
Delayed Draw Term Notes	26	51	51	360
Total amortization of debt costs	715	274	1,645	934
Noncash and accrued interest:
Parade	-	69	-	69
Other accrued interest	602	-	602	-
Total noncash and accrued interest	602	69	602	69
Cash paid interest:
Line of credit	309	-	747	-
Bridge Notes	1,320	-	2,447	-
Senior Secured Notes	1,585	1,585	3,152	3,152
Delayed Draw Term Notes	101	251	201	499
Other	369	327	389	672
Total cash paid interest	3,684	2,163	6,936	4,323
Total interest expense	$5,001	$2,506	$9,183	$5,326

Noncash and accrued interest of $204 as of December 31, 2022, related to the Bridge Notes, was paid in cash during the six months ended June 30, 2023.

13. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of June 30, 2023 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which 12,856 shares are outstanding.

Series H Convertible Preferred Stock – All the outstanding shares of Series H convertible preferred stock automatically convert into shares of the Company’s common stock on the fifth anniversary of the initial first closing, or August 10, 2023, at the conversion price of $7.26 per share. Further information is provided under the heading Series H Convertible Preferred Stock in Note 20.

14. Stockholders’ Equity

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company issued and sold in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock, $0.01 par value per share at a purchase price of $3.88 per share. The gross proceeds received were $11,500 and after deducting offering expenses of $356, the Company received net proceeds of $11,144, as reflected on the condensed consolidated statements of stockholder’s deficiency. No underwriter or placement agent participated in the registered direct offering. The net proceeds were intended for working capital and other general corporate purposes. Further information is provided in Note 18.

On April 17, 2023, the Company recorded the issuance of 207,000 shares of the Company’s common stock as a result of the conversion of 1,500 shares of the Company’s Series H convertible preferred stock with a corresponding amount of $1,500 (1,500 shares at $1,000 stated par value per share), as reflected on the condensed consolidated statement of stockholders’ deficiency.

On January 24, 2022, the Company entered into several stock purchase agreements with several investors, where the Company was liable for liquidated damages, pursuant to which the Company issued an aggregate of 505,655 shares of its common stock at a price equal to $13.86 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investors in lieu of an aggregate of $7,008 owed in liquidated damages. The Company recorded $6,685 in connection with the issuance of shares of the Company’s common stock and recognized a gain of $323 on the settlement of the liquidated damages, which was recorded as additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

Between March 22, 2022 and March 25, 2022, the Company recorded the issuance of 70,380 shares of the Company’s common stock upon conversion of 510 shares of the Company’s Series H convertible preferred stock, as reflected on the condensed consolidated statements of stockholders’ deficiency.

15. Compensation Plans

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

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended June 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$664	$1,090	$6	$1,760
Selling and marketing	63	352	-	415
General and administrative	2,335	1,429	250	4,014
Total costs charged to operations	3,062	2,871	256	6,189
Capitalized platform development	-	241	-	241
Total stock-based compensation	$3,062	$3,112	$256	$6,430

	Three Months Ended June 30, 2022
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$1,031	$1,691	$-	$2,722
Selling and marketing	73	712	-	785
General and administrative	2,786	2,326	480	5,592
Total costs charged to operations	3,890	4,729	480	9,099
Capitalized platform development	-	438	-	438
Total stock-based compensation	$3,890	$5,167	$480	$9,537

	Six Months Ended June 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$1,458	$2,381	$6	$3,845
Selling and marketing	128	740	-	868
General and administrative	4,687	2,720	496	7,903
Total costs charged to operations	6,273	5,841	502	12,616
Capitalized platform development	-	548	-	548
Total stock-based compensation	$6,273	$6,389	$502	$13,164

	Six Months Ended June 30, 2022
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$1,899	$2,980	$-	$4,879
Selling and marketing	146	1,239	-	1,385
General and administrative	4,644	4,563	995	10,202
Total costs charged to operations	6,689	8,782	995	16,466
Capitalized platform development	-	1,125	-	1,125
Total stock-based compensation	$6,689	$9,907	$995	$17,591

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of June 30, 2023 were as follows:

	As of June 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$7,182	$10,188	$543	$17,913
Weighted average period expected to be recognized (in years)	1.28	1.30	0.62	1.28

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options for shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase a total of 45,632 options of shares of the Company’s common stock (including previously vested options of shares of the Company’s common stock of 24,515) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 paid during the six months ended June 30, 2023.

On June 30, 2023, the Company modified certain equity awards upon the resignation of a senior executive employee pursuant to which unvested restricted stock units for 42,635 shares of the Company’s common stock vested, and unvested options for 29,701 shares of the Company’s common stock vested with the exercise period extended for the 10-year contractual term of the options from the grant date of the award. In connection with the termination, the unamortized costs of the awards of $773 was recognized at the termination date and $284 of incremental cost was recognized as a result of the option award modification upon termination of the senior executive.

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

Amendment to Stock Compensation Plan – On April 16, 2023 the Board approved an increase to the number of shares of the Company’s common stock reserved for issuance under the 2022 Stock and Incentive Compensation Plan from 1,800,000 shares to 3,600,000 shares, which was subsequently approved by the Company’s stockholders on June 1, 2023.

16. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by category:
Digital revenue
Digital advertising	$29,295	$24,691	$52,799	$46,337
Digital subscriptions	3,378	5,490	7,249	11,951
Licensing and syndication revenue	4,433	4,461	9,055	7,429
Other digital revenue	1,334	419	1,970	916
Total digital revenue	38,440	35,061	71,073	66,633
Print revenue
Print advertising	3,336	2,975	5,418	4,343
Print subscriptions	17,030	15,716	33,695	31,019
Total print revenue	20,366	18,691	39,113	35,362
Total	$58,806	$53,752	$110,186	$101,995
Revenue by geographical market:
United States	$56,491	$51,849	$106,056	$99,170
Other	2,315	1,903	4,130	2,825
Total	$58,806	$53,752	$110,186	$101,995
Revenue by timing of recognition:
At point in time	$55,428	$48,262	$102,937	$90,044
Over time	3,378	5,490	7,249	11,951
Total	$58,806	$53,752	$110,186	$101,995

For the three and six months ended June 30, 2022, disaggregated revenue represents revenue from continuing operations.

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

The following table provides information about contract balances:

	As of
	June 30, 2023 (unaudited)	December 31, 2022
Unearned revenue (short-term contract liabilities):
Digital revenue	$19,816	$18,571
Print revenue	46,983	40,132
	$66,799	$58,703
Unearned revenue (long-term contract liabilities):
Digital revenue	$664	$1,118
Print revenue	16,416	18,583
	$17,080	$19,701

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under certain contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the condensed consolidated balance sheets.

17. Income Taxes

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

The income tax provision (benefit) effective tax rate for the six months ended June 30, 2023 and 2022 was 0.28% and (4.25%), respectively. The deferred income taxes for the six months ended June 30, 2023 and 2022 was primarily due to deferred tax liabilities on indefinite lived intangible assets.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of June 30, 2023 and 2022.

As of June 30, 2023 and 2022, the Company has no uncertain tax positions or interest and penalties accrued.

18. Related Party Transactions

Principal Stockholder

For the three and six months ended June 30, 2023, the Company paid in cash interest of $3,006 and $6,004 (including cash interest paid of $204 from December 31, 2022), respectively, on the Bridge Note, Senior Secured Note and Delayed Draw Term Note due to BRF, which is an affiliate of B. Riley, a principal stockholder. For the three and six months ended June 30, 2022, the Company paid in cash interest of $1,836 and $3,651, respectively, on the Senior Secured Notes and Delayed Draw Term Notes due to BRF, which is an affiliate of B. Riley, a principal stockholder.

On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stocks for a total of $3,915 in gross proceeds with B. Riley, a principal stockholder, at a price per share of $3.88 per share.

For the six months ended June 30, 2022, the Company had certain transactions with B. Riley, a principal stockholder, where it paid fees associated with the common stock public offering totaling $2,440.

Registered Direct Offering

On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 317,508 shares of the Company’s common stocks for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002 Trust - NLA); (ii) 25,773 shares for $100 to Daniel Shribman, a director; (iii) 25,773 shares for $100 to Ross Levinsohn, a director and the Company’s Chief Executive Officer; and (iv) 6,443 shares for $25 to Paul Edmonson, an executive officer.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, Inc., including Paul Edmondson, an executive officer, and his spouse, an aggregate of 764 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month. For the six months ended June 30, 2022, the Company paid Mr. Edmonson and his spouse $269 for 3,056 shares of the Company’s common stock.

19. Commitments and Contingencies

Claims and Litigation – From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In connection with the Athlon working capital adjustment (as previously disclosed in Note 3), the Company prepared the working capital adjustment. The sellers are challenging the Company’s adjustments and both parties have agreed to a standstill and tolling agreement while the adjustments are being reviewed and discussed. The amount due from this challenge, if any, is not estimatable as of the issuance date of these condensed consolidated financial statements.

Royalty Fees – The Company guaranteed minimum annual royalties of $15,000 to ABG-SI, LLC. The initial term of the minimum guarantee will expire December 31, 2029.

20. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the condensed consolidated financial statements.

Series H Convertible Preferred Stock

On July 21, 2023, the Company issued 14,904 shares of its common stock upon conversion of 108 shares of its Series H convertible preferred stock.

On August 10, 2023, the Company issued 1,759,224 shares of its common stock in accordance with the automatic mandatory conversion of the remaining 12,748 shares of its Series H convertible preferred.

Binding Letter of Intent

On August 14, 2023, the Company entered into a binding letter of intent with Simplify Inventions, LLC (“Simplify”), the parent company of Bridge Media Networks (“Bridge Media”), to vastly expand its video capabilities in digital streaming, video content via streaming services over the Internet (over-the-top or “OTT”), broadcast TV (over-the-air), and Free Ad Support Television channels (collectively referred to as the “Bridge Media business”) subject to negotiation of final definitive agreements, due diligence, other closing conditions and approval by the Company’s stockholders. Key components of the letter of intent include: (i) a combination of the Bridge Media business whereby the Company will own and operate Bridge Media’s two 24-hour networks, NewsNet and Sports News Highlights, which have 35 OTT distribution relationships; (ii) a cash investment of approximately $50,000 of which $25,000 will be in the form of common stock and $25,000 will be in the form of nonconvertible preferred stock with a 10% per annum noncash paid-in-kind provision with maturity in 5 years; (iii) an advertising commitment of approximately $12,000 annually for five years from a group of consumer brands owned by Simplify; and (iv) a pay down of approximately $20,000 of the Company’s Bridge Notes and extension of the maturity date of the balance of its Bridge Notes, Senior Secured Notes and Delayed Draw Term Notes for a period of three years on similar terms and at a fixed interest rate of 10%. In consideration for items (i), (ii) and (iii) above, Simplify and its related entities will hold approximately two-thirds of the common stock of the Company on a fully diluted basis upon consummation of the transaction. There can be no assurance that the transaction will close as intended.

Compensation Plans

From July 1, 2023 through the date these condensed consolidated financial statements were issued, the Company granted options for shares of the Company’s common stock totaling 31,311, all of which remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors.. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We are a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated, own and operate TheStreet, Inc. College Spun Media Incorporated, Parade Media, and Men’s Journal and power more than 265 independent Publisher Partners, including the many sports team sites that comprise FanNation. Each Publisher Partner joins the Platform by invitation only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While the Publisher Partners benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Of the more than 265 Publisher Partners, a large majority of them publish content within one of our four verticals of sports, finance, lifestyle or men’s lifestyle, and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners, by acquiring publishers as owned and operated entities or strategic expansion as described under Recent Developments.

Recent Developments

On August 14, 2023, the we entered into a binding letter of intent with Simplify Inventions, LLC (“Simplify”), the parent company of Bridge Media Networks (“Bridge Media”), to vastly expand our video capabilities in digital streaming, video content via streaming services over the Internet (over-the-top or “OTT”), broadcast TV (over-the-air), and Free Ad Support Television channels (collectively referred to as the “Bridge Media business”) subject to negotiation of final definitive agreements, due diligence, other closing conditions and approval by our stockholders. Key components of the letter of intent include: (i) a combination of the Bridge Media business whereby we will own and operate Bridge Media’s two 24-hour networks, NewsNet and Sports News Highlights, which have 35 OTT distribution relationships; (ii) a cash investment of approximately $50,000 of which $25,000 will be in the form of common stock and $25,000 will be in the form of nonconvertible preferred stock with a 10% per annum noncash paid-in-kind provision with maturity in 5 years; (iii) an advertising commitment of approximately $12,000 annually for five years from a group of consumer brands owned by Simplify; and (iv) a pay down of approximately $20,000 of our Bridge Notes and extension of the maturity date of the balance of our Bridge Notes, Senior Secured Notes and Delayed Draw Term Notes for a period of three years on similar terms and at a fixed interest rate of 10%. In consideration for items (i), (ii) and (iii) above, Simplify and its related entities will hold approximately two-thirds of our common stock on a fully diluted basis upon consummation of the transaction. There can be no assurance that the transaction will close as intended.

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

Key Operating Metrics

We monitor and review the key operating metrics described below as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods, for the three and six months ended June 30, 2023, an increase of 19% and 14%, respectively, as compared to the same period in fiscal 2022. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the three and six months ended June 30, 2023 our RPM was $22.98 and $19.73, respectively. For the three and six months ended June 30, 2023 our monthly average pageviews were 424,892,705 and 446,094,684, respectively. For the three and six months ended June 30, 2022 our RPM was $17.00 and $16.01, respectively. For the three and six months ended June 30, 2022 our monthly average pageviews were 484,299,721 and 482,326,093, respectively.

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

For the six months ended June 30, 2023, the Company incurred a net loss of $38,861. For the six months ended June 30, 2023 and year ended December 31, 2022, the Company had cash on hand of $5,489 and $13,871 and a working capital deficit of $144,754 and $137,669, respectively. The Company’s net loss and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Furthermore, since the Company’s Bridge Notes of $36,000, Senior Secured Notes of $62,691 and Delayed Draw Term Notes of $4,000 (each as described in the condensed consolidated financial statements), totaling $102,691 (collectively “its current debt” or “the Company’s current debt”) are due within twelve months from the date these (unaudited) condensed consolidated financial statements were issued, unless we are able to refinance or extend the Company’s current debt beyond its current maturity, the Company may not be able to meet its obligations when due.

As a result, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless we are able to refinance or extend the maturities of the Company’s current debt.

As outlined above under Recent Developments, we plan to refinance or extend the maturities of the Company’s current debt to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, however, there can be no assurance that we will be able to refinance or extend the maturities of the Company’s current debt.

Cash and Working Capital Facility

As of June 30, 2023, our principal sources of liquidity consisted of cash of $5,489. In addition, as of June 30, 2023, we had $25,093 available for additional use, subject to eligible accounts receivable, under our working capital line of credit with SLR Digital Finance LLC (formerly FastPay) (“SLR”). As of June 30, 2023, the outstanding balance of the SLR working capital line of credit was $14,907. We also had accounts receivable, net of our advances from SLR of $16,725 as of June 30, 2023. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $4,376.

Off-Balance Sheet Arrangements

As of June 30, 2023, pursuant to our line of credit with SLR, as disclosed above, in the event that our line of credit is accelerated, we will be obligated to pay SLR a termination fee of $900.

As of June 30, 2023, in connection with the Sports Illustrated media business, we guaranteed a minimum annual royalty of $15,000 through December 31, 2029, for a total of $82,500.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 5, 9, 11 and 12 in our accompanying condensed consolidated financial statements for amounts outstanding as of June 30, 2023, related to leases, liquidated damages, bridge notes and term debt. During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $2,634 over the lease term. The lease provides for fixed payments ranging from $89 to $94 over the remainder of the lease term, with an estimate of common expenses per month of $25 through the end of the lease term. There have been no material changes from the disclosures in our Annual Report on Form 10-K.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of June 30, 2023 and December 31, 2022 was as follows:

	As of
	June 30, 2023	December 31, 2022
Current assets	$84,374	$78,695
Current liabilities	(229,128)	(216,364)
Working capital deficit	(144,754)	(137,669)

As of June 30, 2023, we had a working capital deficit of $144,754, as compared to $137,669 as of December 31, 2022, consisting of $84,374 in total current assets and $229,128 in total current liabilities. As of December 31, 2022, our working capital deficit consisted of $78,695 in total current assets and $216,364 in total current liabilities.

Our cash flows for the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(16,400)	$(7,465)
Net cash used in investing activities	(2,632)	(10,194)
Net cash provided by (used in) financing activities	10,650	23,149
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,382)	$5,490
Cash, cash equivalents, and restricted cash, end of period	$5,991	$15,341

For the six months ended June 30, 2023, net cash used in operating activities was $16,400, consisting primarily of $119,903 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $7,140 of cash paid for interest, offset by $110,643 of cash received from customers. For the six months ended June 30, 2022, net cash used in operating activities was $7,465, consisting primarily of $107,821 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $4,323 of cash paid for interest, offset by $104,679 of cash received from customers.

For the six months ended June 30, 2023, net cash used in investing activities was $2,632, consisting primarily of $2,132 for capitalized costs for our Platform and $500 for the acquisition of a business. For the six months ended June 30, 2022, net cash used in investing activities was $10,194, consisting primarily of $9,481 for the acquisition of a business; $2,784 for capitalized costs for our Platform, and $379 for property and equipment, offset by $2,450 from the sale of an equity investment.

For the six months ended June 30, 2023, net cash provided by financing activities was $10,650, consisting primarily of $11,333 (excluding accrued offering costs of $167) in net proceeds from the public offering of common stock and $815 from borrowings of our SLR line of credit; less $75 in payment of deferred cash payments, and $1,423 for tax payments relating to the withholding of shares of common stock for certain employees. For the six months ended June 30, 2022, net cash provided by financing activities was $23,149 consisting primarily of $30,490 (excluding accrued offering costs of $1,568) in net proceeds from the public offering of common stock; less $4,180 from repayments of our SLR line of credit; $2,152 related to payments of restricted stock liabilities, offset by a $453 payment for The Spun deferred cash and $556 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Operations

Three Months Ended June 30, 2023 and 2023

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$58,806	$53,752	$5,054	9.4%
Cost of revenue	37,142	37,622	(480)	-1.3%
Gross profit	21,664	16,130	5,534	34.3%
Operating expenses
Selling and marketing	19,503	17,483	2,020	11.6%
General and administrative	11,722	14,834	(3,112)	-21.0%
Depreciation and amortization	4,735	4,444	291	6.5%
Total operating expenses	35,960	36,761	(801)	-2.2%
Loss from operations	(14,296)	(20,631)	6,335	-30.7%
Total other expenses	(5,088)	(2,634)	(2,454)	93.2%
Loss before income taxes	(19,384)	(23,265)	3,881	-16.7%
Income tax provision	(100)	1,741	(1,841)	-105.7%
Net loss from continuing operations	(19,484)	(21,524)	2,040	-9.5%
Net loss from discontinued operations, net of tax	-	(683)	683	-100.0%
Net loss	$(19,484)	$(22,207)	$2,723	-12.3%
Basic and diluted net loss per common share:
Continuing operations	$(0.88)	$(1.18)	$0.30	-25.4%
Discontinued operations	-	(0.04)	0.04	-100.0%
Basic and diluted net loss per common share	$(0.88)	$(1.22)	$0.34	-27.9%
Weighted average number of shares outstanding – basic and diluted	22,074,500	18,258,890

For the three months ended June 30, 2023, the loss from operations improved $6,335 due to a $5,054 increase in revenue and a decrease in operating expenses of $801. This was offset by an increase in interest expense of $2,495 included in other expenses leading to an improvement of $2,723 in net loss to $19,484 for the three months ended June 30, 2023, as compared to $22,207 for the three months ended June 30, 2022.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$58,806	$53,752	$5,054	9.4%
Cost of revenue	37,142	37,622	(480)	-1.3%
Gross profit	$21,664	$16,130	$5,534	34.3%

For the three months ended June 30, 2023 we had gross profit of $21,664, as compared to $16,130 for the three months ended June 30, 2022, an increase of $5,534. Gross profit percentage for the three months ended June 30, 2023 was 36.8%, as compared to 30.0% for the three months ended June 30, 2022, an improvement of 6.8%.

The improvement in gross profit percentage was driven by more favorable revenue shares on premium digital advertising as well as an almost tripling of other digital revenue, largely e-commerce. As a result, Publisher Partner revenue share as a percentage of digital advertising revenue was 18.9% for the three months ended June 30, 2023, as compared to 19.2% for the three months ended June 30, 2022.

The following table sets forth revenue by category:

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Digital revenue:
Digital advertising	$29,295	$24,691	$4,604	18.6%
Digital subscriptions	3,378	5,490	(2,112)	-38.5%
Licensing and syndication revenue	4,433	4,461	(28)	-0.6%
Other digital revenue	1,334	419	915	218.4%
Total digital revenue	38,440	35,061	3,379	9.6%
Print revenue:
Print advertising	3,336	2,975	361	12.1%
Print subscriptions	17,030	15,716	1,314	8.4%
Total print revenue	20,366	18,691	1,675	9.0%
Total revenue	$58,806	$53,752	$5,054	9.4%

For the three months ended June 30, 2023, total revenue increased $5,054, or 9.4%, to $58,806 from $53,752 for the three months ended June 30, 2022. The primary sources of revenue for the three months ended June 30, 2023 were as follows: (i) digital advertising of $29,295, (ii) digital subscriptions of $3,378, (iii) licensing and syndication revenue and other digital revenue of $5,767, (iv) print advertising of $3,336 and (v) print subscriptions of $17,030.

The primary driver of the increase in our digital revenue of $3,379 is derived from our digital advertising revenue and other digital revenue which increased by $4,604 and $915, respectively, which was primarily offset by a decrease in our digital subscriptions of $2,112. In addition to the increase in our digital revenue, our print revenue also increased by $1,675 with a 12.1% increase in print advertising and an 8.4% increase in print subscription revenue. Revenue for the three months ended June 30, 2022 has been adjusted for the discontinued operations of the Parade print business that was acquired in April 2022 totaling $11,323 since the operations were discontinued during the year ended December 31, 2022.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Publisher Partner revenue share payments	$5,527	$4,729	$798	16.9%
Technology, Platform and software licensing fees	5,552	4,398	1,154	26.2%
Royalty fees	3,750	3,750	-	0.0%
Content and editorial expenses	13,842	15,200	(1,358)	-8.9%
Printing, distribution and fulfillment costs	4,388	4,373	15	0.3%
Amortization of developed technology and platform development	2,323	2,375	(52)	-2.2%
Stock-based compensation	1,760	2,673	(913)	-34.2%
Other cost of revenue	-	124	(124)	-100.0%
Total cost of revenue	$37,142	$37,622	$(480)	-1.3%

For the three months ended June 30, 2023, we recognized cost of revenue of $37,142, as compared to $37,622 for the three months ended June 30, 2022, which represents a decrease of $480, despite the increase in revenue. Cost of revenue for the second quarter of 2023 was impacted by increases in (i) technology, Platform and software licensing fees of $1,154 and (ii) Publisher Partner revenue share payments of $798; partially offset by decreases in (iii) content and editorial expenses of $1,358; and (v) stock-based compensation costs of $913.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$4,873	$3,868	$1,005	26.0%
Stock-based compensation	415	739	(324)	-43.8%
Professional marketing services	1,618	1,158	460	39.7%
Circulation costs	1,561	909	652	71.7%
Subscription acquisition costs	9,342	8,735	607	6.9%
Advertising costs	1,070	1,615	(545)	-33.7%
Other selling and marketing expenses	624	459	165	35.9%
Total selling and marketing	$19,503	$17,483	$2,020	11.6%

For the three months ended June 30, 2023, we incurred selling and marketing costs of $19,503, as compared to $17,483 for the three months ended June 30, 2022. The increase in selling and marketing costs of $2,020 is primarily related to increases in (i) payroll and employee benefits costs of $1,005, (ii) circulation costs of $652, (iii) subscription acquisition costs of $607 and (iv) professional fees of $460; partially offset by decreases in (v) advertising costs of $545 and (vi) stock based compensation of $324.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$3,869	$4,306	$(437)	-10.1%
Stock-based compensation	4,014	5,687	(1,673)	-29.4%
Professional services, including accounting, legal and insurance	2,362	3,032	(670)	-22.1%
Other general and administrative expenses	1,477	1,809	(332)	-18.4%
Total general and administrative	$11,722	$14,834	$(3,112)	-21.0%

For the three months ended June 30, 2023, we incurred general and administrative costs of $11,722 as compared to $14,834 for the three months ended June 30, 2022. The $3,112 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $1,673, professional services of $670 and payroll and related expenses of $437.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Change in fair value of contingent consideration	$90	$-	$90	100.0%
Interest expense, net	(5,001)	(2,506)	(2,495)	99.6%
Liquidated damages	(177)	(128)	(49)	38.3%
Total other expenses	$(5,088)	$(2,634)	$(2,454)	93.2%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $90 for the three months ended June 30, 2023 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $5,001 and $2,506 for the three months ended June 30, 2023 and 2022, respectively, as a result of our debt increase.

Liquidated Damages. We recorded $177 of accrued interest on our liquidated damages payable for the three months ended June 30, 2023 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $128 of accrued interest on our liquidated damages payable for the three months ended June 30, 2022 primarily from issuance of the same securities as outlined above.

Six Months Ended June 30, 2023 and 2023

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$110,186	$101,995	$8,191	8.0%
Cost of revenue	67,177	66,119	1,058	1.6%
Gross profit	43,009	35,876	7,133	19.9%
Operating expenses
Selling and marketing	37,472	34,699	2,773	8.0%
General and administrative	24,775	28,348	(3,573)	-12.6%
Depreciation and amortization	9,501	8,646	855	9.9%
Loss on disposition of assets	119	257	(138)	-53.7%
Total operating expenses	71,867	71,950	(83)	-0.1%
Loss from operations	(28,858)	(36,074)	7,216	-20.0%
Total other expenses	(9,896)	(5,626)	(4,270)	75.9%
Loss before income taxes	(38,754)	(41,700)	2,946	-7.1%
Income tax provision	(107)	1,727	(1,834)	-106.2%
Net loss from continuing operations	(38,861)	(39,973)	1,112	-2.8%
Net loss from discontinued operations, net of tax	-	(683)	683	-100.0%
Net loss	$(38,861)	$(40,656)	$1,795	-4.4%
Basic and diluted net loss per common share:
Continuing operations	$(1.89)	$(2.37)	$0.48	-20.3%
Discontinued operations	-	(0.04)	0.04	-100.0%
Basic and diluted net loss per common share	$(1.89)	$(2.41)	$0.52	-21.6%
Weighted average number of shares outstanding – basic and diluted	20,509,676	16,847,920

For the six months ended June 30, 2023, the loss from operations improved $7,216 to $28,858 as compared to $36,074 during the six months ended June 30, 2022 due to a $8,191 increase in revenue, with an $83 decrease in operating expenses. For the six months ended June 30, 2023, the net loss was $38,861, a decrease of $1,795 as compared to $40,656 for the six months ended June 30, 2022 as the improvement in the loss from operations was partially offset by an increase in interest expense of $3,857 included in other expenses.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$110,186	$101,995	$8,191	8.0%
Cost of revenue	67,177	66,119	1,058	1.6%
Gross profit	$43,009	$35,876	$7,133	19.9%

For the six months ended June 30, 2023 we had gross profit of $43,009, as compared to $35,876 for the six months ended June 30, 2022, an increase of $7,133. Gross profit percentage for the six months ended June 30, 2023 was 39.0%, as compared to 35.2% for the six months ended June 30, 2022.

The improvement in gross profit percentage was driven by more favorable revenue shares on premium digital advertising. As a result, Publisher Partner revenue share as a percentage of digital advertising revenue was 18.5% for the six months ended June 30, 2023, as compared to 21.1% for the six months ended June 30, 2022.

The following table sets forth revenue by category:

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Digital revenue:
Digital advertising	$52,799	$46,337	$6,462	13.9%
Digital subscriptions	7,249	11,951	(4,702)	-39.3%
Licensing and syndication revenue	9,055	7,429	1,626	21.9%
Other digital revenue	1,970	916	1,054	115.1%
Total digital revenue	71,073	66,633	4,440	6.7%
Print revenue:
Print advertising	5,418	4,343	1,075	24.8%
Print subscriptions	33,695	31,019	2,676	8.6%
Total print revenue	39,113	35,362	3,751	10.6%
Total revenue	$110,186	$101,995	$8,191	8.0%

For the six months ended June 30, 2023, total revenue increased $8,191 to $110,186 from $101,995 for the six months ended June 30, 2022. The primary sources of revenue for the six months ended June 30, 2023 were as follows: (i) digital advertising of $52,799, (ii) digital subscriptions of $7,249, (iii) licensing and syndication revenue and other digital revenue of $11,025, (iv) print advertising of $5,418 and (v) print subscriptions of $33,695.

The primary driver of the increase in our total revenue is derived from digital advertising revenue, licensing and syndication, and other digital revenue which increased by $6,462, $1,626, and $1,054, respectively, for the six months ended June 30, 2023 as compared to the prior year period. This was offset by a $4,702 decrease in digital subscriptions, resulting in a $4,440 increase in total digital revenue for the six months ended June 30, 2023 as compared to the prior year period. In addition, total print revenue increased by $3,751 as print advertising increased by $1,075 and print subscriptions grew by $2,676, reflecting both improvements in the results of Sports Illustrated and the addition of the Athlon Outdoor properties, which were acquired as part of the Parade acquisition in April of 2022.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Publisher Partner revenue share payments	$9,774	$9,771	$3	0.0%
Technology, Platform and software licensing fees	9,789	7,572	2,217	29.3%
Royalty fees	7,500	7,500	-	0.0%
Content and editorial expenses	23,245	24,392	(1,147)	-4.7%
Printing, distribution and fulfillment costs	8,241	7,230	1,011	14.0%
Amortization of developed technology and platform development	4,692	4,686	6	0.1%
Stock-based compensation	3,845	4,830	(985)	-20.4%
Other cost of revenue	91	138	(47)	-34.1%
Total cost of revenue	$67,177	$66,119	$1,058	1.6%

For the six months ended June 30, 2023, we recognized cost of revenue of $67,177, as compared to $66,119 for the six months ended June 30, 2022, representing an increase of $1,058. Cost of revenue for the first half of 2023 was impacted by increases in (i) technology, Platform and software licensing fees of $2,217 and (ii) printing, distribution and fulfillment costs of $1,011; partially offset by decreases in, (iii) content and editorial expenses of $1,147, and (iv) stock-based compensation of $985.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$9,161	$7,149	$2,012	28.1%
Stock-based compensation	868	1,339	(471)	-35.2%
Professional marketing services	2,297	1,775	522	29.4%
Circulation costs	2,609	1,692	917	54.2%
Subscription acquisition costs	19,347	18,458	889	4.8%
Advertising costs	2,055	2,925	(870)	-29.7%
Other selling and marketing expenses	1,135	1,361	(226)	-16.6%
Total selling and marketing	$37,472	$34,699	$2,773	8.0%

For the six months ended June 30, 2023, we incurred selling and marketing costs of $37,472, as compared to $34,699 for the six months ended June 30, 2022. The increase in selling and marketing costs of $2,773 is primarily related to increases in (i) payroll and employee benefits of $2,012, (ii) circulation costs of $917, and (iii) subscription acquisition costs of $889; partially offset by decreases in (iv) advertising costs of $870 and (v) stock-based compensation costs of $471. The increase in circulation costs reflects the addition of the Athlon Outdoor properties.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$7,667	$8,280	$(613)	-7.4%
Stock-based compensation	7,903	10,297	(2,394)	-23.2%
Professional services, including accounting, legal and insurance	5,787	6,670	(883)	-13.2%
Other general and administrative expenses	3,418	3,101	317	10.2%
Total general and administrative	$24,775	$28,348	$(3,573)	-12.6%

For the six months ended June 30, 2023, we incurred general and administrative costs of $24,775 as compared to $28,348 for the six months ended June 30, 2022. The $3,573 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $2,394, payroll and related expenses of $613 and professional services of $883.

Other Expenses

The following table sets forth other expenses:

	Six Months Ended June 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Change in fair value of contingent consideration	$(409)	$-	$(409)	100.0%
Interest expense, net	(9,183)	(5,326)	(3,857)	72.4%
Liquidated damages	(304)	(300)	(4)	1.3%
Total other expenses	$(9,896)	$(5,626)	$(4,270)	75.9%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $409 for the six months ended June 30, 2023 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $9,183 and $5,326 for the six months ended June 30, 2023 and 2022, respectively, as a result of our debt increase.

Liquidated Damages. We recorded $304 of accrued interest on our liquidated damages payable for the six months ended June 30, 2023 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $300 of accrued interest on our liquidated damages payable for the six months ended June 30, 2022 primarily from issuance of the same securities as described above.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in fair value of contingent consideration; (vi) liquidated damages, (vii) loss on impairment of assets, (viii) employee retention credit, and (ix) employee restructuring payments.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(19,484)	$(22,207)	$(38,861)	$(40,656)
Net loss from discontinued operations	-	683	-	683
Net loss from continued operations	(19,484)	(21,524)	(38,861)	(39,973)
Add (deduct):
Interest expense, net (1)	5,001	2,506	9,183	5,326
Income tax provision (benefit)	100	(1,741)	107	(1,727)
Depreciation and amortization (2)	7,058	6,819	14,193	13,332
Stock-based compensation (3)	6,189	9,099	12,616	16,466
Change in fair value of contingent consideration (4)	(90)	-	409	-
Liquidated damages (5)	177	128	304	300
Loss on impairment of assets (6)	-	-	119	257
Employee retention credit (7)	-	-	(6,868)	-
Employee restructuring payments (8)	973	505	4,262	679
Adjusted EBITDA	$(76)	$(4,208)	$(4,536)	$(5,340)

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $715 and $274 for amortization of debt discounts for the three months ended June 30, 2023 and 2022, respectively, as presented in our condensed consolidated statements of cash flows, which is a noncash item. Interest expense includes $1,645 and $934 for amortization of debt discounts for the six months ended June 30, 2023 and 2022, respectively. Investors should note that interest expense will recur in future periods.

(2)	Depreciation and amortization is related to our developed technology and Platform included within cost of revenues of $2,323 and $2,375, for the three months ended June 30, 2023 and 2022, respectively, and depreciation and amortization included within operating expenses of $4,735 and $4,444 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization is related to our developed technology and Platform included within cost of revenues of $4,692 and $4,686, for the six months ended June 30, 2023 and 2022, respectively, and depreciation and amortization included within operating expenses of $9,501 and $8,646 for the six months ended June 30, 2023 and 2022, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.

(6)	Loss on impairment of assets represents certain assets that are no longer useful.

(7)	Employee retention credit represents payroll related tax credits under the Cares Act.

(8)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments to our former Chief Executive Officer for the three and six months ended June 30, 2023 and 2022, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. In light of the material weaknesses described in Part II, Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 that continue and have not been remediated as of the date of filing of this Quarterly Report, we have performed additional analyses, reconciliations, and other post-closing procedures to determine whether our condensed consolidated financial statements are prepared in accordance with GAAP. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On or about August 10, 2018, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate 18,730 shares of the Company’s Series H convertible preferred stock, par value $0.01 per share (the “Series H Preferred Stock”), at a stated value of $1,000, issued 670 shares of Series H Preferred Stock to a placement agent in consideration for its services, and filed a Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware.

On August 10, 2023 (the “Final Conversion Date”), pursuant to the Certificate of Designation, the automatic mandatory conversion of all remaining outstanding shares of Series H Preferred Stock occurred. As a result, no shares of Series H Preferred Stock remain outstanding. On the Final Conversion Date, an aggregate 12,748 shares of Series H Preferred Stock remained outstanding and were converted into 1,759,224 shares of the Company’s common stock, par value $0.01 per share.

The issuance of the shares of the Company’s common stock to the holders of Series H Preferred Stock was exempt from registration under Section 3(a)(9) under the Securities Act of 1933, as amended, as the Series H Preferred Stock was exchanged for the Company’s common stock by existing security holders and no commission or other remuneration was paid.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023

10.1	Amended and Restated 2022 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

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

The Arena Group Holdings, Inc.

Date: August 14, 2023	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial Officer)

