Form 10-Q
period 2023-09-30
Arena Group Holdings, Inc.
filed 2023-11-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the Registrant had 23,834,891 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “Arena, ” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, the timing, outcome or financial impacts of the planned Business Combination (as defined below) and related transactions and expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and in Item 1A of Part II of the Quarterly Report on Form 10-Q. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,290	$13,871
Restricted cash	-	502
Accounts receivable, net	37,977	33,950
Subscription acquisition costs, current portion	31,944	25,931
Prepayments and other current assets	6,906	4,441
Total current assets	84,117	78,695
Property and equipment, net	404	735
Operating lease right-of-use assets	229	372
Platform development, net	9,265	10,330
Subscription acquisition costs, net of current portion	9,751	14,133
Acquired and other intangible assets, net	44,211	58,970
Other long-term assets	1,041	1,140
Goodwill	42,575	39,344
Total assets	$191,593	$203,719
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$11,333	$12,863
Accrued expenses and other	25,765	23,102
Line of credit	17,303	14,092
Unearned revenue	63,757	58,703
Subscription refund liability	750	845
Operating lease liability	471	427
Contingent consideration	1,030	-
Liquidated damages payable	6,293	5,843
Bridge notes	5,767	34,805
Term debt	19,980	65,684
Total current liabilities	152,449	216,364
Unearned revenue, net of current portion	14,532	19,701
Operating lease liability, net of current portion	-	358
Liquidated damages payable, net of current portion	-	494
Other long-term liabilities	758	5,307
Deferred tax liabilities	574	465
Term debt	82,362	-
Total liabilities	250,675	242,689
Commitments and contingencies (Note 19)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at September 30, 2023 and December 31, 2022	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $0 and $14,356; Series H shares issued and outstanding: none and 14,356; common shares issuable upon conversion: none and 1,981,128 at September 30, 2023 and December 31, 2022, respectively	-	13,008
Total mezzanine equity	168	13,176
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 23,823,476 and 18,303,193 shares at September 30, 2023 and December 31, 2022, respectively	237	182
Common stock to be issued	-	-
Additional paid-in capital	313,611	270,743
Accumulated deficit	(373,098)	(323,071)
Total stockholders’ deficiency	(59,250)	(52,146)
Total liabilities, mezzanine equity and stockholders’ deficiency	$191,593	$203,719

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands, except share data)
Revenue	$63,418	$57,277	$173,604	$159,272
Cost of revenue (includes amortization of platform development and developed technology for three months ended 2023 and 2022 of $2,191 and $2,413, respectively and for the nine months ended 2023 and 2022 of $6,883 and $7,099, respectively)	35,245	32,671	102,422	98,790
Gross profit	28,173	24,606	71,182	60,482
Operating expenses
Selling and marketing	19,271	18,424	56,743	53,123
General and administrative	11,028	13,493	35,803	41,841
Depreciation and amortization	4,726	4,478	14,227	13,124
Loss on impairment of assets	-	-	119	257
Total operating expenses	35,025	36,395	106,892	108,345
Loss from operations	(6,852)	(11,789)	(35,710)	(47,863)
Other (expense) income
Change in fair value of contingent consideration	(60)	-	(469)	-
Interest expense	(4,042)	(3,184)	(13,225)	(8,510)
Liquidated damages	(151)	(339)	(455)	(639)
Total other expenses	(4,253)	(3,523)	(14,149)	(9,149)
Loss before income taxes	(11,105)	(15,312)	(49,859)	(57,012)
Income tax (provision) benefit	(61)	(547)	(168)	1,180
Loss from continuing operations	(11,166)	(15,859)	(50,027)	(55,832)
Loss from discontinued operations, net of tax	-	(646)	-	(1,329)
Net loss	$(11,166)	$(16,505)	$(50,027)	$(57,161)
Basic and diluted net loss per common share:
Continuing operations	$(0.48)	$(0.87)	$(2.32)	$(3.22)
Discontinued operations	-	(0.04)	-	(0.08)
Basic and diluted net loss per common share	$(0.48)	$(0.90)	$(2.33)	$(3.30)
Weighted average number of common shares outstanding – basic and diluted	23,445,675	18,284,670	21,567,166	17,339,882

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2023

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except per share data)
Balance at June 30, 2023	22,014,927	$219	41,283	$-	$297,522	$(361,932)	$(64,191)
Issuance of common stock upon conversion of Series H convertible preferred stock	1,774,128	18	-	-	11,490	-	11,508
Issuance of common stock for restricted stock units	5,442	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	28,979		(28,979)	-	-	-	-
Stock-based compensation	-	-	-	-	4,599	-	4,599
Net loss	-	-	-	-	-	(11,166)	(11,166)
Balance at September 30, 2023	23,823,476	$237	12,304	$-	$313,611	$(373,098)	$(59,250)

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	1,981,128	20	-	-	12,988	-	13,008
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	47,252	-	-	-	369	-	369
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	130	-	130
Issuance of common stock for restricted stock units	425,901	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock upon exercise of stock options	795	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	28,979	-	(28,979)	-	-	-	-
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,114	-	11,144
Reclassification to liability upon modification of common stock option	-	-	-		(68)	-	(68)
Stock-based compensation	-	-	-	-	17,763	-	17,763
Net loss	-	-	-	-	-	(50,027)	(50,027)
Balance at September 30, 2023	23,823,476	$237	12,304	$-	$313,611	$(373,098)	$(59,250)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2022

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at June 30, 2022	17,830,154	$178	41,283	$-	$258,727	$(292,869)	$(33,964)
Issuance of common stock for restricted stock units	541,719	5	-	-	(5)	-	-
Issuance of common stock for exercise	38,152	-	-	-	94	-	94
Common stock withheld for taxes upon issuance of underlying shares for restricted stock units	(257,775)	(1)	-	-	(2,963)	-	(2,964)
Stock-based compensation	-	-	-	-	8,715	-	8,715
Net loss	-	-	-	-	-	(16,505)	(16,505)
Balance at September 30, 2022	18,152,250	$182	41,283	$-	$264,568	$(309,374)	$(44,624)

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at January 1, 2022	12,635,591	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of series H preferred stock	70,380	1	-	-	510	-	511
Issuance of stock in connection with the acquisition of Athlon	314,103	3	-	-	3,138	-	3,141
Issuance of stock in connection with the merger of Say Media	7,851	-	(7,851)	-	-	-	-
Issuance of common stock for restricted stock units in connection with an acquisition	16,760	-	-	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,655	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock in connection with the exercise of stock options	38,152	-	-	-	94	-	94
Issuance of common stock for restricted stock units	718,530	7	-	-	(7)	-	-
Common stock withheld for taxes upon issuance of underlying shares for restricted stock units	(324,798)	(2)	-	-	(3,518)	-	(3,520)
Repurchase restricted stock classified as liabilities	(26,214)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Issuance of common stock for exercise	20	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	26,306	-	26,306
Net loss	-	-	-	-	-	(57,161)	(57,161)
Balance at September 30, 2022	18,152,250	$182	41,283	$-	$264,568	$(309,374)	$(44,624)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Cash flows from operating activities
Net loss	$(50,027)	$(57,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	276	395
Amortization of platform development and intangible assets	20,834	19,828
Amortization of debt discounts	2,178	1,215
Noncash and accrued interest	754	86
Loss on impairment of assets	119	466
Change in fair value of contingent consideration	469	-
Liquidated damages	455	639
Stock-based compensation	16,978	24,777
Deferred income taxes	109	(1,235)
Bad debt expense	217	609
Other	-	184
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	(4,213)	(1,710)
Subscription acquisition costs	(1,631)	8,100
Royalty fees	-	11,250
Prepayments and other current assets	(2,465)	2,107
Other long-term assets	(62)	75
Accounts payable	(1,719)	(7,652)
Accrued expenses and other	1,670	(3,390)
Unearned revenue	(146)	(7,382)
Subscription refund liability	(95)	(2,250)
Operating lease liabilities	(171)	(162)
Other long-term liabilities	(5,795)	(3,465)
Net cash used in operating activities	(22,265)	(14,676)
Cash flows from investing activities
Purchases of property and equipment	-	(444)
Capitalized platform development	(2,967)	(3,990)
Proceeds from sale of equity investment	-	2,450
Payments for acquisition of business, net of cash acquired	(500)	(10,331)
Net cash used in investing activities	(3,467)	(12,315)
Cash flows from financing activities
Proceeds (repayments) under line of credit, net borrowing	3,211	6,486
Proceeds from common stock registered direct offering	11,500	32,058
Payments of issuance costs from common stock registered direct offering	(167)	-
Proceeds from common stock public offering, net of offering costs	-	94
Payments of issuance costs from common stock public offering	-	(1,568)
Proceeds from bridge notes	5,703	-
Payments of debt issuance costs	(100)	-
Payment of deferred cash payments	(75)	(453)
Payment of taxes from common stock withheld	(1,423)	(3,520)
Payment of restricted stock liabilities	-	(2,152)
Net cash provided by financing activities	18,649	30,945
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,083)	3,954
Cash, cash equivalents, and restricted cash – beginning of period	14,373	9,851
Cash, cash equivalents, and restricted cash – end of period	$7,290	$13,805
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$7,290	$13,303
Restricted cash	-	502
Total cash, cash equivalents, and restricted cash	$7,290	$13,805
Supplemental disclosure of cash flow information
Cash paid for interest	$10,835	$7,209
Cash paid for income taxes	85	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$785	$1,529
Issuance cost of offerings recorded in accrued expenses and other	189	-
Issuance of common stock in connection with settlement of liquidated damages	499	7,008
Issuance of common stock upon conversion of Series H convertible preferred stock	13,008	511
Issuance of common stock in connection with acquisitions	2,000	3,141
Deferred cash payments recorded in connection with acquisitions	246	949
Assumptions of liabilities in connection with acquisitions	1,246	11,602
Reclassification to liability upon common stock modification	68	-

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

The condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company is subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of inflation, increasing interest rates, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel, supply chain disruptions and the remaining effects of the COVID-19 pandemic. Given that certain of the Company’s sports businesses rely on sporting events to generate content and comprise a material portion of the Company’s revenues, the Company’s cash flows and results of operations could be negatively impacted by a significant downturn in economic activity, or general spending on sporting events or a general limitation of societal activity, due to market conditions, economic uncertainty or recession.

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

For the nine months ended September 30, 2023, the Company incurred a net loss of $50,027. For the nine months ended September 30, 2023 and year ended December 31, 2022, the Company had cash on hand of $7,290 and $13,871 and a working capital deficit of $68,332 and $137,669, respectively. The Company’s net loss and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Furthermore, while the Company has executed an amendment to extend the maturity of its 2022 Bridge Notes of $36,000, Senior Secured Notes of $62,691, Delayed Draw Term Notes of $4,000 and to extend additional borrowings on its 2023 Notes of $6,000 (each as described in Note 11 and Note 12), totaling $108,691, if the Business Combination (as further described under the heading Business Combination in Note 20) is not completed by December 31, 2023 it would represent an event of default under the related debt agreements in which case the Company may not be able to meet its obligations when due.

As a result, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless they are able to close the Business Combination by December 31, 2023 or extend the date at which such a default would occur.

The Company plans to consummate the Business Combination to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, however, there can be no assurance that the Company will be able to consummate the Business Combination.

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

	As of September 30,
	2023	2022
Series G convertible preferred stock	8,582	8,582
Series H convertible preferred stock	-	2,008,728
Financing warrants	39,774	116,118
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	9,800	5,629
Restricted stock awards	-	97,402
Restricted stock units	845,903	1,488,345
Common stock options	5,744,890	6,228,853
Total	7,654,171	10,958,879

2. Discontinued Operations

The Company, upon Board approval on September 15, 2022, discontinued (i.e., the “discontinued operations”) the Parade print business (“Parade Print”) that was acquired on April 1, 2022 (as part of the Parade acquisition, as further described below in Note 3), on November 13, 2022 (the last date of any obligation to deliver issues of Parade Print).

The table below sets forth the loss from discontinued operations for the period from April 1, 2022 to September 30, 2022:

Revenue	$20,753
Cost of revenue	16,940
Gross profit	3,813
Operating expense:
Selling and marketing	3,504
General and administrative	1,484
Loss on impairment of assets	$209
Total operating expenses	5,197
Loss from discontinued operations	(1,384)
Income tax benefit	55
Net loss from discontinued operations	$(1,329)

The discontinued operations of Parade Print also included Relish and Spry Living print products that were acquired as part of the Parade acquisition. Further information is provided under the heading Supplemental Pro Forma Information in Note 3 and Note 16.

During the three and nine months ended September 30, 2022, the Company recorded depreciation and amortization of $0 and $0, respectively; and operating and investing noncash items of $209 and $209, respectively, as part of the discontinued operations.

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

2022 Acquisition

Athlon Holdings, Inc. - On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc. (“Athlon” or Parade), a Tennessee corporation, for a purchase price of $15,854, as adjusted for the working capital adjustment as of the closing date of the transaction. The working capital adjustment is pending acceptance by the sellers (further details are provided in Note 19). As a part of the closing consideration, the Company also acquired cash of $1,840, that was further adjusted post-closing for the working capital adjustment. The purchase price of $15,854, as discounted, is comprised of (i) a cash portion of $12,827, with $11,840 paid at closing and $987 estimated to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,141. The number of shares of the Company’s common stock issued was determined based on a $3,000 value using the common stock trading price for the 10 trading days preceding the April 1, 2022 closing date. Certain of Parade’s key employees entered into either advisory agreements or employment agreements with the Company. Parade operates in the United States.

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

Supplemental Pro forma Information

The following table summarizes the results of operations of the Parade acquisition from the acquisition date included in the condensed consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been as of the beginning of the reporting period during the year of the acquisition, or January 1, 2021:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Parade from acquisition date of April 1, 2022 (unaudited):
Revenue	$13,373	$30,801
Net income	81	2,521
Combined entity supplemental pro forma information had the acquisition date been January 1, 2021 (unaudited):
Revenue:
Parade	$13,373	$46,710
Arena	53,333	149,224
Total supplemental pro forma revenue	$66,706	$195,934
Net income (loss):
Parade	$81	$1,945
Arena	(16,586)	(59,106)
Adjustment	317	(1,724)
Total supplemental pro forma net loss	$(16,188)	$(58,885)

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred at the beginning of the Company’s reporting period and does not reflect the discontinued operations of Parade Print that was acquired on April 1, 2022 (as part of the Parade acquisition).

The adjustments for the three months ended September 2022 of $317, represents adjustments: (1) to record depreciation and amortization expense related to the fixed and intangible assets acquired from the acquisition of ($216); and (2) to reverse the deferred tax provision related to the acquisition $533. The adjustments for the nine months ended September 2022 of ($1,724), represents adjustments: (1) to record depreciation and amortization expense related to the fixed and intangible assets acquired from the acquisition of ($648); (2) to reverse the nonrecurring transaction cost related to the acquisition of $200; and (3) to reverse the deferred tax benefit related to the acquisition of ($1,276).

Buffalo Groupe, LLC – On September 27, 2022, the Company entered into an asset purchase agreement with Buffalo Groupe, LLC, doing business as Morning Read, a Virginia limited liability company, where it purchased certain intellectual properties (including all media properties, trademarks, service marks, domain names, trade names corporate names and other identifiers of goodwill), certain assumed contracts, and other certain rights related to the intellectual properties (collectively, the “Morning Read Purchased Assets”) and assumed certain liabilities related to the Morning Read Purchased Assets. The purchase consideration consisted of a cash payment of $850,000 at closing.

The Company accounted for the asset acquisition in accordance with ASC 805-50, as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets.

The purchase consideration totaled $850,000, which was assigned to the brand name acquired on the closing date of the acquisition. The useful life for the brand name is ten years (10.0 years).

4. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of September 30, 2023 and December 31, 2022 of $37,977 and $33,950, respectively, are presented net of allowance for doubtful accounts. The following table summarizes the allowance for doubtful accounts activity:

	Nine Months Ended September 30, 2023 (unaudited)	Year Ended December 31, 2022
Allowance for doubtful accounts beginning of year	$2,236	$1,578
Additions	217	980
Deductions – write-offs	(1,514)	(322)
Allowance for doubtful accounts end of period	$939	$2,236

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

The current portion of the subscription acquisition costs as of September 30, 2023 and December 31, 2022 was $31,944 and $25,931, respectively. The noncurrent portion of the subscription acquisition costs as of September 30, 2023 and December 31, 2022 was $9,751 and $14,133, respectively. Subscription acquisition costs as of September 30, 2023 presented as current assets of $31,944 are expected to be amortized over a one-year period, or through September 30, 2024, and presented as long-term assets of $9,751 are expected to be amortized after the one-year period ending September 30, 2024.

Amortization of subscription acquisition costs of $9,819 and $9,778 for the three months ended September 30, 2023 and 2022, respectively, are included in selling and marketing expenses on the condensed consolidated statements of operations. Amortization of subscription acquisition costs of $29,166 and $28,236 for the nine months ended September 30, 2023 and 2022, respectively, are included in selling and marketing expenses on the condensed consolidated statements of operations. No impairment losses have been recognized for subscription acquisition costs for the three and nine months ended September 30, 2023 and 2022.

Prepayments and other current assets – Prepayments and other current assets are summarized as follows:

	As of
	September 30, 2023 (unaudited)	December 31, 2022
Prepaid expenses	$2,891	$2,321
Prepaid supplies	1,101	927
Refundable income and franchise taxes	157	957
Unamortized debt costs	216	216
Employee retention credits	2,468	-
Other receivables	73	20
Total prepayments and other current assets	$6,906	$4,441

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the Cares Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. For the three and nine months ended September 30, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $0 and $6,868, respectively, in operating expenses on the condensed consolidated statements of operations with a corresponding receivable included in prepaid expenses and other current assets on the condensed balance sheets for the respective periods. During the three months ended September 30, 2023 the Company received $4,400 in employee retention credits and has a receivable balance remaining of $2,468 as of September 30, 2023.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	September 30, 2023 (unaudited)	December 31, 2022
Office equipment and computers	$1,777	$1,744
Furniture and fixtures	133	240
	1,910	1,984
Less accumulated depreciation and amortization	(1,506)	(1,249)
Net property and equipment	$404	$735

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $79 and $150, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $276 and $395, respectively. Impairment charges for the three and nine months ended September 30, 2023 of $0 and $55, respectively, were recorded for property and equipment on the condensed consolidated statements of operations. No impairment charges for the three and nine months ended September 30, 2022 were recorded for property and equipment.

Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2023 (unaudited)	December 31, 2022
Platform development	$25,017	$21,493
Less accumulated amortization	(15,752)	(11,163)
Net platform development	$9,265	$10,330

A summary of platform development activity for the nine months ended September 30, 2023 is as follows:

Platform development beginning of period	$21,493
Payroll-based costs capitalized	2,967
Less dispositions	(164)
Total capitalized costs	24,296
Stock-based compensation	785
Impairments	(64)
Platform development end of period	$25,017

Amortization expense for the three months ended September 30, 2023 and 2022, was $1,595 and $1,511, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022, was $4,753 and $4,268, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. Impairment charges for the three and nine months ended September 30, 2023 of $0 and $64, respectively, were recorded for platform development on the condensed consolidated statements of operations. Impairment charges for the three and nine months ended September 30, 2022 of $0 and $210, respectively, were recorded for platform development on the condensed consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of September 30, 2023 (unaudited)			As of December 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,012)	$321	$17,333	$(14,883)	$2,450
Trade name	5,380	(1,490)	3,890	5,380	(1,180)	4,200
Brand name	12,774	(2,007)	10,767	12,115	(908)	11,207
Subscriber relationships	73,459	(58,028)	15,431	73,459	(47,146)	26,313
Advertiser relationships	15,965	(2,583)	13,382	15,302	(1,368)	13,934
Database	2,397	(2,066)	331	2,397	(1,753)	644
Digital content	355	(266)	89	355	(133)	222
Total intangible assets	$127,663	$(83,452)	$44,211	$126,341	$(67,371)	$58,970

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended September 30, 2023 and 2022 was $5,243 and $5,230, respectively, of which amortization expense for developed technology of $596 and $902, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Amortization expense for the nine months ended September 30, 2023 and 2022 was $16,081 and $15,560, respectively, of which amortization expense for developed technology of $2,130 and $2,831, respectively, is included in cost of revenues on the condensed consolidated statements of operations. No impairment charges for the three and nine months ended September 30, 2023 were recorded for the intangible assets. Impairment charges for the three and nine months ended September 30, 2022 of $0 and $47, respectively, were recorded for the intangible assets on the condensed consolidated statements of operations.

5. Leases

The Company’s real estate lease for the use of office space is subleased (as further described below). The Company’s current lease is a long-term operating lease with a remaining fixed payment term of 1.01 years.

The table below presents supplemental information related to operating leases:

	Nine Months Ended September 30,
	2023	2022
Operating lease costs during the period (1)	$758	$727
Cash payments included in the measurement of operating lease liabilities during the period	$362	$351
Weighted-average remaining lease term (in years) as of period-end	1.01	2.01
Weighted-average discount rate during the period	9.9%	9.9%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs:
Cost of revenue	$-	$-	$-	$-
Selling and marketing	-	-	-	-
General and administrative	259	328	922	891
Total operating lease costs (1)	259	328	922	891
Sublease income	(55)	(55)	(164)	(164)
	$204	$273	$758	$727

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the three and nine months ended September 30, 2023 of $155 and $465, respectively, and month-to-month lease arrangements for the three and nine months ended September 30, 2023 of $95 and $266, respectively.

Maturities of the operating lease liability as of September 30, 2023 are summarized as follows:

Years Ending December 31,
2023 (remaining three months of the year)	$124
2024	373
Minimum lease payments	497
Less imputed interest	(26)
Present value of operating lease liability	$471
Current portion of operating lease liability	$471
Long-term portion of operating lease liability	-
Total operating lease liability	$471

Sublease Agreement – In November 2021, the Company entered into an agreement to sublease its leased office space for the duration of its operating lease through September 2024. As of September 30, 2023, the Company is entitled to receive sublease income of $288.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings (the “membership”), referred to as SaksWorks Memberships. This membership provides a certain number of accounts that equate to the use of the space granted. Effective June 1, 2022, the SaksWorks membership agreement was amended and assigned to Convene SW MSA Holdings, LLC (“Convene”). The term of the agreement with Convene is for twenty-seven months from the initial effective date of October 1, 2021 with SaksWorks. The annual membership fee with Convene is $620 ($500 for dedicated area and $120 for minimum membership accounts) payable in equal monthly installments. The agreement also provides for: (1) additional accounts at predetermined pricing; and (2) renewal of the agreement at the end of the term for a twelve-month period at the then-current market price and pricing structure on such renewal date. As of September 30, 2023, the Company had $259 of remaining payments under the agreement with Convene.

6. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	September 30, 2023 (unaudited)	December 31, 2022
Carrying value at beginning of year	$39,344	$19,619
Goodwill acquired in acquisition of Parade	-	2,587
Goodwill acquired in acquisition of Men’s Journal	1,246	17,138
Goodwill acquired in acquisition of Fexy Studios	1,985	-
Carrying value at end of period	$42,575	$39,344

In connection with the acquisition of Men’s Journal, the Company received a final valuation report during the quarterly period ended September 30, 2023 from a third-party valuation firm after the preliminary purchase price was determined. After considering the results of the final valuation report, the Company estimated that the purchase consideration increased by $1,246 as a result of an increase in the fair value of the assumed lease obligation with an offset recorded to goodwill.

7. Line of Credit

SLR Line of Credit – On December 15, 2022, the Company entered into an amendment to its financing and security agreement for its line of credit with SLR Digital Finance LLC (formerly FPP Finance LLC) (“SLR” or the “amended line of credit”), as further amended on August 31, 2023 in connection with the Business Combination (see Note 20) (the “SLR Amendment”) pursuant to which the SLR Amendment provided for an extension of the maturity date, additional event of default provisions in connection with the Business Combination, payment of certain fees in connection with the Business Combination, additional borrowings under the 2023 Notes pursuant to the First Amendment (see Note 11 and Note 18), and issuance of Series L preferred stock in connection with the Business Combination, all of which are more fully described herein and collectively the amended line of credit and SLR Amendment are referred to as the “line of credit”. The line of credit provides for (i) $40,000 maximum amount of advances available (subject to certain limits and eighty-five (85%) of eligible accounts receivable), (ii) an interest rate at the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available) (as of September 30, 2023 the stated interest rate was 12.5%), (iii) payment of a fee equal to 2.25% of the maximum line amount with respect to any termination of the agreement prior to December 31, 2025 at the option of the Company at any time with 60 day notice, (iv) a payment of a performance fee in the amount equal to 2.25% of the maximum line amount, under certain circumstances pursuant to the Business Combination in connection with a deal deadline or in the event of a deal failure, as defined in the SLR Amendment, further the performance fee will survive the termination of the agreement, (v) a payment of a success fee if the Business Combination is consummated, of 0.3% or 0.6% of the maximum line amount if the Business Combination closes on or before December 31, 2023 or after December 31, 2023, respectively, or $0 if the transaction closes after the deal deadline, and (vi) a maturity date of December 31, 2025. The SLR Amendment also provided that an event of default will occur thereunder if the Business Combination is not consummated by March 31, 2024 (or June 30, 2024 if the lenders under the Note Purchase Agreement (see Note 18) agree to extend the deadline for consummation of the Business Combination to March 31, 2024 or thereafter). The SLR Amendment also permitted the Company to enter into the 2023 Notes in an aggregate of $8,000 and permits the issuance of the Series L preferred stock for $25,000 in connection with the Business Combination. The line of credit is for working capital purposes and is secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets.

In connection with the SLR Amendment and amended line of credit, the Company incurred debt costs of $200 of $441, respectively, with the SLR Amendment debt cost plus the unamortized debt cost at the time of the SLR Amendment being amortized over the life of the extended maturity date of line of credit. The unamortized balance, as of September 30, 2023, reflected in prepayment and other current assets of $216 and other long-term assets of $254. As of December 31, 2022, the unamortized balance was reflected in prepayments and other current assets of $216 and other long-term assets of $216. As of September 30, 2023, the effective interest rate on the line of credit was 13.7%. As of September 30, 2023 and December 31, 2022, the balance outstanding under the line of credit was $17,303 and $14,092, respectively, as reflected on the condensed consolidated balance sheets.

Information for the three and nine months ended September 30, 2023 and 2022 with respect to interest expense related to the line of credit is provided under the heading Interest Expense in Note 12.

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

The Company recorded the repurchase of 26,214 shares of the Company’s restricted common stock during the nine months ended September 30, 2022 on the condensed consolidated statements of stockholders’ deficiency. Effective April 4, 2022, there are no longer any shares of the Company’s common stock subject to repurchase. During the nine months ended September 30, 2022, the Company paid $2,307 in cash for the repurchase ($2,152 in principal and $155 in interest).

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of September 30, 2023 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	681	1,925
Convertible debentures	-	704	343	1,047
Series J convertible preferred stock	932	932	692	2,556
Series K convertible preferred stock	263	226	261	750
Total	$1,828	$2,488	$1,977	$6,293

	As of December 31, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	618	626	570	1,814
Convertible debentures	-	704	280	984
Series J convertible preferred stock	932	932	525	2,389
Series K convertible preferred stock	437	478	220	1,135
Total	$2,002	$2,740	$1,595	$6,337

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of September 30, 2023 and December 31, 2022, the short-term liquidated damages payable were $6,293 and $5,843, respectively, and the long-term liquidated damages payable were, $0 and $494, respectively. The long-term portion was converted into shares of the Company’s common stock, as further described below. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of September 30, 2023, or $6,293, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company agreed to the issue 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. On February 10, 2023 and April 10, 2023, the Company issued 35,486 and 11,766 shares of its common stock, respectively, in satisfaction of the liquidated damages. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the nine months ended September 30, 2023, the Company recorded $369 ($45 on April 10, 2023 and $324 on February 10, 2023) in connection with the issuance of shares of the Company’s common stock and a gain of $130 ($84 on April 10, 2023 and $46 on February 10, 2023) on the settlement of the liquidated damages, totaling $499, which was recorded in additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

Liabilities measured at fair value on a recurring basis consisted of the following as of September 30, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$1,030	$-	$1,030	$-

Contingent Consideration – The fair value of the contingent consideration is primarily dependent on the common stock trading price on the first anniversary of the closing of Fexy Studios, or January 11, 2024. The estimated fair value was calculated using the Black-Scholes option pricing model using the following inputs: (i) $8.10 exercise price equal to the closing price of the Company’s common stock at the acquisition date; (ii) $4.28 common stock price equal to the trading price of the Company’s common stock as of the reporting date; (iii) 0.25 years for the expected term; (iv) 5.34% annualized risk free rate; (v) 76.00% selected volatility and (vi) 0.00% dividend yield. For the three and nine months ended September 30, 2023, the change in valuation of the contingent consideration of $60 and $469 in expense, respectively, was recognized in other expense on the condensed consolidated statement of operations.

11. Bridge Notes

2023 Notes

In connection with the Note Purchase Agreement and First Amendment (both as further described under the heading Principal Stockholder in Note 18), entered into in contemplation of the Business Combination (see Note 20), on August 31, 2023, the Company issued $5,000 aggregate principal amount of senior secured notes (the “2023 Notes”). The First Amendment also permits certain incremental borrowings in the amount up to $3,000 at the sole discretion of the purchaser (the “Incremental 2023 Notes”), subject to a minimum amount of $1,000 and other conditions. On September 29, 2023, the Company issued $1,000 aggregate principal amount of senior secured notes pursuant to the incremental borrowings. In connection with the issuance of the 2023 Notes, the Company received net proceeds of $5,703 from the issuance of the notes and incurred debt costs of $297 that is being amortized over the expected life of the debt.

Pursuant to the Note Purchase Agreement and First Amendment, the 2023 Notes provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2023, subject to consummation of the Business Combination on or prior to December 31, 2023, which may result in an event of default if not consummated, and a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $6,000 (and any additional amounts borrowed pursuant to the incremental borrowing arrangement described above) under the notes;

●	a provision for the failure to repay the $6,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination by December 31, 2023 will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, at 100% of the principal amount due with no premium or penalty.

As of September 30, 2023, the effective interest rate on the 2023 Notes was 24.8%. As of September 30, 2023, the balance outstanding under the 2023 Notes was $5,767 ($6,000 principal balance less unamortized debt costs of $233), with the principal balance due upon the earlier of December 31, 2023 or the closing of the Business Combination.

2022 Bridge Notes

On December 15, 2022, the Company issued $36,000 aggregate principal amount of senior secured notes (the “2022 Bridge Notes”) pursuant to the Note Purchase Agreement. In connection with the issuance of the notes, the Company received net proceeds of $34,728 from the issuance of the 2022 Bridge Notes and incurred debt costs of $1,272 that were being amortized over the expected life of the debt. As of December 31, 2022, the balance outstanding under the 2022 Bridge Notes was $34,805 ($36,000 principal balance less unamortized debt costs of $1,195), which was due on December 31, 2023. Pursuant to the First Amendment and in connection with the Business Combination, the Company incurred debt issuance costs of $100 that are being amortized over the life of the notes and a portion of the note maturity was extended (further details are provided under the heading 2022 Bridge Notes in Note 12).

Information for the three and nine months ended September 30, 2023 with respect to interest expense related to the 2022 Bridge Notes is provided under the heading Interest Expense in Note 12.

12. Term Debt

Senior Secured Notes

Pursuant to the Note Purchase Agreement and the First Amendment, as of September 30, 2023 and December 31, 2022, the Company has certain notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”).

Pursuant to the Note Purchase Agreement and First Amendment (see Note 18), the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below), in an aggregate principal amount of $9,928 as of December 31, 2021 (the Company repaid $5,928 on December 31, 2022);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable on the notes on last day of a fiscal quarter from September 30, 2020 to December 31, 2021 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026 (as amended from December 31, 2023 pursuant to the First Amendment), subject to consummation of the Business Combination on or prior to December 31, 2023, which may result in an event of default if not consummated, and subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 and to increase the line of credit with SLR in an aggregate principal amount not to exceed $40,000.

Delayed Draw Term Notes

Pursuant to the Note Purchase Agreement, as of September 30, 2023 and December 31, 2022, the Company has outstanding obligations of $4,000 for delayed draw term notes (the “Delayed Draw Term Notes”) that was further amended pursuant to the First Amendment, which include terms prior to and including the second amended and restated note purchase agreement.

Pursuant to the Note Purchase Agreement and First Amendment (see Note 18), the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026 (as amended from December 31, 2023 pursuant to the First Amendment), subject to consummation of the Business Combination on or prior to December 31, 2023, which may result in an event of default if not consummated, and subject to certain acceleration terms.

2022 Bridge Notes

Pursuant to the First Amendment, the 2022 Bridge Notes outstanding as of December 31, 2022 were amended and reclassified from a current liability to a noncurrent liability.

Pursuant to the Note Purchase Agreement and First Amendment (see Note 18), the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at a rate of 12% per annum quarterly in arrears on March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023; provided that, on March 1, 2023, May 1, 2023, and July 1, 2023, the interest rate on the notes increased by 1.5% per annum pursuant to the First Amendment);

●	a maturity date of December 31, 2026 (as amended from December 31, 2023 pursuant to the First Amendment), subject to consummation of the Business Combination on or prior to December 31, 2023, which may result in an event of default if not consummated, and subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes;

●	a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $20,000 of the principal balance under the notes upon the earlier of December 31, 2023 or the closing of the Business Combination;

●	a provision for the failure to repay the $20,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination by December 31, 2023 will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

The following table summarizes the term debt:

	As of September 30, 2023 (unaudited)			As of December 31, 2022
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 11.4% as of September 30, 2023, as amended, matures December 31, 2026, subject to acceleration	$62,691	$(228)	$62,463	$62,691	$(904)	$61,787
Delayed Draw Term Notes, effective interest rate of 12.5% as of September 30, 2023, as amended, matures December 31, 2026, subject to acceleration	4,000	(26)	3,974	4,000	(103)	3,897
2022 Bridge Notes, effective interest rate of 10.2% as of September 30, 2023, as amended, matures December 31, 2026, subject to acceleration	36,000	(95)	35,905	-	-	-
Total	$102,691	$(349)	$102,342	$66,691	$(1,007)	$65,684

As of September 30, 2023, the current maturities and noncurrent maturities under the term debt were $19,980 and $82,362, respectively, totaling $102,342, and as of December 31, 2022, the current maturities and noncurrent maturities were $65,684 an $0, respectively, totaling $65,684.

The Company’s principal maturities of the term debt of $102,691 are due as follows: (i) $20,000 due upon the earlier of December 31, 2023 or the closing of the Business Combination; and (ii) $82,691 due on December 31, 2026, subject acceleration if the Business Combination in not consummated on or prior to December 31, 2023.

Information for the three and nine months ended September 30, 2023 and 2022 with respect to interest expense related to the term debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of debt costs:
Line of credit	$54	$-	$161	$-
2022 Bridge Notes	161	-	1,200	-
Senior Secured Notes	228	228	676	803
Delayed Draw Term Notes	26	52	77	412
2023 Notes	64	-	64	-
Total amortization of debt costs	533	280	2,178	1,215
Noncash and accrued interest:
Parade	-	-	-	86
Other accrued interest	152	-	754	-
Total noncash and accrued interest	152	-	754	86
Cash paid interest:
Line of credit	598	372	1,345	814
2022 Bridge Notes	1,317	-	3,763	-
Senior Secured Notes	1,602	1,602	4,754	4,754
Delayed Draw Term Notes	102	254	303	753
2023 Notes	44	-	44	-
Other	32	676	422	888
Total cash paid interest	3,695	2,904	10,631	7,209
Less interest income (1)	(338)	-	(338)	-
Total interest expense	$4,042	$3,184	$13,225	$8,510

(1)	During the three and nine months ended September 30, 2023, the Company recorded interest income of $338 related to the refunds received from the employee retention credits.

Noncash and accrued interest of $204 as of December 31, 2022, related to the 2022 Bridge Notes, was paid in cash during the nine months ended September 30, 2023.

13. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of September 30, 2023 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which none and 14,356 shares are outstanding as of September 30, 2023 and December 31, 2022, respectively.

Series H Convertible Preferred Stock – All the outstanding shares of Series H convertible preferred stock automatically converted into shares of the Company’s common stock on August 10, 2023, at the conversion price of $7.26. Further details are provided under the heading Common Stock in Note 14.

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

During the three months ended September 30, 2023, the Company recorded the issuance of 14,904 (issued July 21, 2023 upon conversion of 108 shares of Series H convertible preferred stock) and 1,759,224 (issued August 10, 2023 upon conversion of 12,748 shares of Series H convertible preferred stock) shares of the Company’s common stock totaling 1,774,128 as result of the conversion of shares of the Company’s Series H convertible preferred stock (12,856 shares of Series H convertible preferred stock) with a corresponding amount of $11,508 (totaling $12,856, representing 12,856 shares of Series H convertible preferred stock at $1,000 stated par value per share, less issuance cost of $1,348) as reflected on the condensed consolidated statement of stockholders’ deficiency. The August 10, 2023 issuance was in accordance with the automatic mandatory conversion on the fifth anniversary date of the initial first closing of the Company’s Series H convertible preferred. During the nine months ended September 30, 2023, the Company recorded the issuance of 1,981,128 (includes issuance of 207,000 shares of common stock on April 17, 2023 upon conversion of 1,500 shares of the Company’s Series H convertible preferred stock) shares of the Company’s common stock with a corresponding amount of $13,008 (includes $1,500 representing 1,500 shares of Series H convertible preferred stock at $1,000 stated par value) as reflected on the condensed consolidated statement of stockholders’ deficiency.

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

On February 15, 2022 and March 11, 2022, the Company raised gross proceeds of $34,498 pursuant to a firm commitment underwritten public offering of 4,181,603 shares of the Company’s common stock (on February 15, 2022 the Company issued 3,636,364 shares and on March 11, 2022 the Company issued 545,239 shares pursuant to the underwriter’s overallotment that was exercised on March 10, 2022), at a public offering price of $8.25 per share. The Company received net proceeds of $32,058, after deducting underwriting discounts and commissions and other offering costs payable by the Company of $2,440 to B. Riley (see Note 18). In addition, the Company directly incurred offering costs of $1,568 and recorded $30,490 upon the issuance of its common stock, as reflected on the condensed consolidated statements of stockholders’ deficiency.

Between March 22, 2022 and March 25, 2022, the Company recorded the issuance of 70,380 shares of the Company’s common stock upon conversion of 510 shares of the Company’s Series H convertible preferred stock, with a corresponding amount of $511 as reflected on the condensed consolidated statements of stockholders’ deficiency.

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

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended September 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$197	$1,007	$1	$1,205
Selling and marketing	65	342	-	407
General and administrative	1,611	882	257	2,750
Total costs charged to operations	1,873	2,231	258	4,362
Capitalized platform development	-	237	-	237
Total stock-based compensation	$1,873	$2,468	$258	$4,599

	Three Months Ended September 30, 2022
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$901	$1,871	$-	$2,772
Selling and marketing	61	749	-	810
General and administrative	2,439	2,039	251	4,729
Total costs charged to operations	3,401	4,659	251	8,311
Capitalized platform development	-	404	-	404
Total stock-based compensation	$3,401	$5,063	$251	$8,715

	Nine Months Ended September 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$1,655	$3,388	$7	$5,050
Selling and marketing	193	1,082	-	1,275
General and administrative	6,298	3,602	753	10,653
Total costs charged to operations	8,146	8,072	760	16,978
Capitalized platform development	-	785	-	785
Total stock-based compensation	$8,146	$8,857	$760	$17,763

	Nine Months Ended September 30, 2022
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$2,800	$4,802	$-	$7,602
Selling and marketing	207	1,942	-	2,149
General and administrative	7,083	6,697	1,246	15,026
Total costs charged to operations	10,090	13,441	1,246	24,777
Capitalized platform development	-	1,529	-	1,529
Total stock-based compensation	$10,090	$14,970	$1,246	$26,306

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of September 30, 2023 were as follows:

	As of September 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$5,123	$7,592	$257	$12,972
Weighted average period expected to be recognized (in years)	1.19	1.19	0.46	2.84

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options for shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase a total of 45,632 options of shares of the Company’s common stock (including previously vested options of shares of the Company’s common stock of 24,515) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 paid during the nine months ended September 30, 2023.

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

Publisher Partner Warrants – On March 13, 2023, the Company issued 9,800 warrants for shares of the Company’s common stock (3,000 warrants were issued with an effective date of November 3, 2022 and an exercise price of $10.56 and 6,800 warrants were issued with an effective date of March 13, 2023 and an exercise price of $5.30) under the warrant incentive plan approved on November 2, 2022, referred to as the New Publisher Partner Warrants (or the “Publisher Partner Warrants”), with the following terms: (i) one-third of the warrants will become exercisable and vest on the one-year anniversary of the issuance; (ii) the remaining warrants will become exercisable and vest in a series of twenty-four (24) successive equal monthly installments following the first anniversary of the issuance; and (iii) a five-year term. The issuance of the New Publisher Partner Warrants is administered by management and approved by the Board.

Amendment to Stock Compensation Plan – On April 16, 2023 the Board approved an increase to the number of shares of the Company’s common stock reserved for issuance under the 2022 Stock and Incentive Compensation Plan from 1,800,000 shares to 3,600,000 shares, which was subsequently approved by the Company’s stockholders on June 1, 2023.

16. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by category:
Digital revenue
Digital advertising	$36,659	$28,512	$89,458	$74,849
Digital subscriptions	3,181	4,629	10,430	16,580
Licensing and syndication revenue	4,468	4,391	13,523	11,820
Other digital revenue	1,516	458	3,486	1,374
Total digital revenue	45,824	37,990	116,897	104,623
Print revenue
Print advertising	2,259	3,443	7,677	7,786
Print subscriptions	15,335	15,844	49,030	46,863
Total print revenue	17,594	19,287	56,707	54,649
Total	$63,418	$57,277	$173,604	$159,272
Revenue by geographical market:
United States	$61,126	$55,374	$169,326	$156,447
Other	2,292	1,903	4,278	2,825
Total	$63,418	$57,277	$173,604	$159,272
Revenue by timing of recognition:
At point in time	$60,237	$52,648	$163,174	$142,692
Over time	3,181	4,629	10,430	16,580
Total	$63,418	$57,277	$173,604	$159,272

For the three and nine months ended September 30, 2022, disaggregated revenue represents revenue from continuing operations.

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

The following table provides information about contract balances:

	As of
	September 30, 2023 (unaudited)	December 31, 2022
Unearned revenue (short-term contract liabilities):
Digital revenue	$18,452	$18,571
Print revenue	45,305	40,132
	$63,757	$58,703
Unearned revenue (long-term contract liabilities):
Digital revenue	$738	$1,118
Print revenue	13,794	18,583
	$14,532	$19,701

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

The income tax provision (benefit) effective tax rate for the nine months ended September 30, 2023 and 2022 was 0.33% and (2.06%), respectively. The deferred income taxes for the nine months ended September 30, 2023 and 2022 was primarily due to deferred tax liabilities on indefinite lived intangible assets.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of September 30, 2023 and 2022.

As of September 30, 2023 and 2022, the Company has no uncertain tax positions or interest and penalties accrued.

18. Related Party Transactions

Principal Stockholder

The Company has an outstanding obligation with BRF Finance Co., LLC, (“BRF”) an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, pursuant to the third amended and restated note purchase agreement entered into on December 15, 2022 (the “Note Purchase Agreement”), as amended by the first amendment to the Note Purchase Agreement on August 14, 2023 (the “First Amendment”) with an effective date of August 31, 2023. The Note Purchase Agreement contains provisions related to the 2022 Bridge Notes, 2023 Notes, Senior Secured Notes, and Delayed Draw Term Notes, all as further described above and referred to as the “Notes”. Under the terms of the Note Purchase Agreement and First Amendment, in the event there is a mandatory prepayment requirement, the principal payment of the Notes will be applied to: (1) the 2023 Notes until paid in full; (2) then to the 2022 Bridge Notes until paid in full; (3) then to the Delayed Draw Terms Notes until paid in full; and (4) then to the Senior Secured Notes. All borrowings under the Notes are collateralized by substantially all assets of the Company secured by liens and guaranteed by the Company’s subsidiaries. The Notes provide for a default interest rate equal to the rate of interest in effect at the time of default plus 4.0%, along with other provision for acceleration of the Notes under certain conditions. The Notes provide for certain affirmative covenants, including certain financial reporting obligations.

For the three and nine months ended September 30, 2023, the Company paid in cash interest of $3,065 and $9,068 (including cash interest paid of $204 from December 31, 2022), respectively, on the 2022 Bridge Notes, Senior Secured Notes, Delayed Draw Term Notes and 2023 Notes due to BRF, which is an affiliate of B. Riley, a principal stockholder. For the three and nine months ended September 30, 2022, the Company paid in cash interest of $1,856 and $5,507, respectively, on the Senior Secured Notes and Delayed Draw Term Notes due to BRF, which is an affiliate of B. Riley, a principal stockholder.

On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stocks for a total of $3,915 in gross proceeds with B. Riley, a principal stockholder, at a price per share of $3.88 per share.

For the nine months ended September 30, 2022, the Company had certain transactions with B. Riley, a principal stockholder, where it paid fees associated with the common stock public offering totaling $2,440.

On August 10, 2023, the Company’s Series H convertible preferred stock automatically converted into shares of the Company’s common stock at the conversion price of $7.26, of which 134,550 shares were issued to B Riley, a principal stockholder.

On August 31, 2023, in connection with the 2023 Notes, BRF, which is an affiliate of B Riley, a principal stockholder, issued $6,000 in aggregate principal amount under the note, where the Company incurred fees of $297.

Registered Direct Offering

On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 317,518 shares of the Company’s common stocks for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002 Trust - NLA); (ii) 195,529 shares for $759 to 180 Degree Capital Corp, a beneficial holder of more than 5% of the Company’s common stock; (iii) 25,773 shares for $100 to Daniel Shribman, a director; (iv) 25,773 shares for $100 to Ross Levinsohn, a director and the Company’s Chief Executive Officer; and (v) 6,443 shares for $25 to Paul Edmonson, an executive officer.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, Inc., including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 764 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month. For the nine months ended September 30, 2022, the Company paid Mr. Edmonson and his spouse $269 for 3,056 shares of the Company’s common stock.

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

Business Combination

On November 5, 2023, the Company signed a definitive business combination agreement (the “BCA”) to combine its operations with those of Bridge Media Networks, LLC (“Bridge Media Networks” or “Bridge Media”) a wholly owned subsidiary of Simplify Inventions, LLC (“Simplify”). The transactions contemplated by the BCA are subject to customary conditions, including the approval by the Company’s shareholders and certain regulatory approvals. Key components of the BCA and related transactions include: (i) a restructure of the Company’s balance sheet and pay down of approximately $20,000 of the 2022 Bridge Notes and $6,000 of the 2023 Notes and the extension of the maturity date of its remaining Notes for a period of three years at an interest rate of 10.0%; (ii) a cash investment of approximately $50,000, comprised of a $25,000 purchase of common stock and a $25,000 investment in newly created Series L preferred stock with a 10.0% non-cash paid-in-kind (PIK) dividend; (iii) an advertising commitment of approximately $60,000 to be spent $12,000 annually for five (5) years from a group of consumer brands also owned by Simplify; and (iv) a business combination resulting in the Company owning and operating Bridge Media Networks’ two 24-hour networks, NEWSnet and Sports News Highlights, as well as the automotive and travel properties Driven and TravelHost (these components collectively defined as the “Business Combination”). The Business Combination will result in Simplify and related entities holding approximately 65.0% upon consummation of the transaction of the fully diluted common stock of a newly formed company (“New Arena”) to effectuate the Business Combination.

In addition, at the closing of the Business Combination, New Arena will enter into a stock purchase agreement with Simplify or one of its affiliates (the “Simplify SPA Party”), pursuant to which the Simplify SPA Party will agree to purchase such number of shares of New Arena common stock having an aggregate value of $20,000 in one or more private placements at New Arena’s option for one-year from the closing date of the Business Combination. Pursuant to the stock purchase agreement, at closing of the Business Combination, 60,000 shares of New Arena’s common stock will be issued as payment of a 1.5% commitment fee.

Compensation Plans

From October 1, 2023 through the date these condensed consolidated financial statements were issued, the Company granted options for shares of the Company’s common stock totaling 8,295, all of which remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors.. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We are a tech-powered media company that focuses on building deep content verticals powered by a best-in-class digital media platform (the “Platform”) empowering premium publishers who impact, inform, educate, and entertain. Our strategy is to focus on key verticals where audiences are passionate about a topic category (e.g., sports and finance), and where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and iconic brands in targeted verticals to maximize audience reach, improve engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We operate the media businesses for Sports Illustrated, own and operate TheStreet, Inc. College Spun Media Incorporated, Parade Media, and Men’s Journal and power more than 320 independent Publisher Partners, including the many sports team sites that comprise FanNation. Each Publisher Partner joins the Platform by invitation only and is drawn from premium media brands and independent publishing businesses with the objective of augmenting our position in key verticals and optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and bespoke audience development expertise. Additionally, we believe the lead brand within each vertical creates a halo benefit for all Publisher Partners in the vertical while each of them adds to the breadth and quality of content. While the Publisher Partners benefit from these critical performance improvements they also may save substantially in costs of technology, infrastructure, advertising sales, and member marketing and management.

Of the more than 320 Publisher Partners, a large majority of them publish content within one of our four verticals of sports, finance, lifestyle or men’s lifestyle, and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners onto a single platform and a large and experienced sales organization. They may also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

Our growth strategy is to continue to expand by adding new premium publishers with high quality brands and content either as independent Publisher Partners, by acquiring publishers as owned and operated entities or strategic expansion as described under Recent Developments.

Recent Developments

On November 5, 2023, we signed a definitive business combination agreement (the “BCA”) to combine its operations with those of Bridge Media Networks, LLC (“Bridge Media Networks” or “Bridge Media”) a wholly owned subsidiary of Simplify Inventions, LLC (“Simplify”). The transactions contemplated by the BCA (the “Transaction(s)” or the “Transaction Agreement”) are subject to customary conditions, including the approval by the Company’s shareholders and certain regulatory approvals. Key components of the BCA and related transactions include: (i) a restructure of the Company’s balance sheet and pay down of approximately $20,000 of the 2022 Bridge Notes and $6,000 of the 2023 Notes and the extension of the maturity date of its remaining Notes for a period of three years at an interest rate of 10.0%; (ii) a cash investment of approximately $50,000, comprised of a $25,000 purchase of common stock and a $25,000 investment in newly created Series L preferred stock with a 10.0% non-cash paid-in-kind (PIK) dividend; (iii) an advertising commitment of approximately $60,000 to be spent $12,000 annually for five (5) years from a group of consumer brands also owned by Simplify; and (iv) a business combination resulting in the Company owning and operating Bridge Media Networks’ two 24-hour networks, NEWSnet and Sports News Highlights, as well as the automotive and travel properties Driven and TravelHost (these components collectively defined as the “Business Combination”). The Business Combination will result in Simplify and related entities holding approximately 65.0% upon consummation of the transaction of the fully diluted common stock of a newly formed company (“New Arena”) to effectuate the Business Combination.

In addition, at the closing of the Business Combination, New Arena will enter into a stock purchase agreement with Simplify or one of its affiliates (the “Simplify SPA Party”), pursuant to which the Simplify SPA Party will agree to purchase such number of shares of New Arena common stock having an aggregate value of $20,000 in one or more private placements at New Arena’s option for one-year from the closing date of the Business Combination (the “additional equity issuances”). Pursuant to the stock purchase agreement, at closing of the Business Combination, 60,000 shares of New Arena’s common stock will be issued as payment of a 1.5% commitment fee.

For additional information related to the BCA, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2023, which includes the full text of the BCA as Exhibit 2.1.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of increases in inflation, rising interest rates and instability in the global banking system and geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the remaining effects of the COVID-19 pandemic. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and in this Quarterly Report.

Key Operating Metrics

We monitor and review the key operating metrics described below as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods, for the three and nine months ended September 30, 2023, an increase of 19% and 14%, respectively, as compared to the same period in fiscal 2022. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the three and nine months ended September 30, 2023 our RPM was $22.98 and $19.73, representing a 35% and 23% increase from RPM of $17.00 and $16.01 for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023 our monthly average pageviews were 424,892,705 and 446,094,684, representing a decline of 12% and 8% as compared to monthly average pageviews were 484,299,721 and 482,326,093 for the three and nine months ended September 30, 2022, respectively.

All dollar figures presented below are in thousands unless otherwise stated.

Liquidity and Capital Resources

Going Concern

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

For the nine months ended September 30, 2023, we incurred a net loss of $50,027. For the nine months ended September 30, 2023 and year ended December 31, 2022, we had cash on hand of $7,290 and $13,871 and a working capital deficit of $68,332 and $137,669, respectively. Our net loss and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Furthermore, while we have executed an amendment to extend the maturity of our 2022 Bridge Notes of $36,000, Senior Secured Notes of $62,691, Delayed Draw Term Notes of $4,000 and to extend additional borrowings on our 2023 Notes of $6,000 (each as described in the condensed consolidated financial statements), totaling $108,691, if the Business Combination is not completed by December 31, 2023 it would represent an event of default under the related debt agreements in which case we may not be able to meet our obligations when due.

As a result, management determined there is substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date, unless we are able to close the Business Combination by December 31, 2023 or extend the date at which such a default would occur.

Cash and Working Capital Facility

As of September 30, 2023, our principal sources of liquidity consisted of cash of $7,290. In addition, as of September 30, 2023, we had $22,697 available for additional use, subject to eligible accounts receivable, under our working capital line of credit with SLR Digital Finance LLC (formerly FastPay) (“SLR”). As of September 30, 2023, the outstanding balance of the SLR working capital line of credit was $17,303. We also had accounts receivable, net of our advances from SLR of $20,674 as of September 30, 2023. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $4,586.

Off-Balance Sheet Arrangements

As of September 30, 2023, pursuant to our SLR line of credit, as disclosed above, in the event that our line of credit is accelerated, we will be obligated to pay SLR either a termination fee or performance fee equal to $900.

As of September 30, 2023, in connection with the Sports Illustrated media business, we guaranteed a minimum annual royalty of $15,000 through December 31, 2029, for a total of $78,750.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 5, 9, 11 and 12 in our accompanying condensed consolidated financial statements for amounts outstanding as of September 30, 2023, related to leases, liquidated damages, bridge notes and term debt. During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $2,142 over the lease term that may be offset after considering certain space that we sublet where we are entitled to receive $435. The lease provides for fixed payments ranging from $89 to $94 over the remainder of the lease term, with an estimate of common expenses per month of $25 through the end of the lease term. There have been no material changes from the disclosures in our Annual Report on Form 10-K.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of September 30, 2023 and December 31, 2022 was as follows:

	As of
	September 30, 2023	December 31, 2022
Current assets	$84,117	$78,695
Current liabilities	(152,449)	(216,364)
Working capital deficit	(68,332)	(137,669)

As of September 30, 2023, we had a working capital deficit of $68,332, as compared to $137,669 as of December 31, 2022, consisting of $84,117 in total current assets and $152,449 in total current liabilities. As of December 31, 2022, our working capital deficit consisted of $78,695 in total current assets and $216,364 in total current liabilities.

Our cash flows for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(22,265)	$(14,676)
Net cash used in investing activities	(3,467)	(12,315)
Net cash provided by (used in) financing activities	18,649	30,945
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7,083)	$3,954
Cash, cash equivalents, and restricted cash, end of period	$7,290	$13,805

For the nine months ended September 30, 2023, net cash used in operating activities was $22,265, consisting primarily of $178,732 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $10,835 of cash paid for interest, offset by $167,302 of cash received from customers. For the nine months ended September 30, 2022, net cash used in operating activities was $14,676, consisting primarily of $164,106 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $7,209 of cash paid for interest, offset by $156,639 of cash received from customers.

For the nine months ended September 30, 2023, net cash used in investing activities was $3,467, consisting primarily of $2,967 for capitalized costs for our Platform and $500 for the acquisition of a business. For the nine months ended September 30, 2022, net cash used in investing activities was $12,315, consisting primarily of $10,331 for the acquisition of a business; $3,990 for capitalized costs for our Platform, and $444 for property and equipment, offset by $2,450 from the sale of an equity investment.

For the nine months ended September 30, 2023, net cash provided by financing activities was $18,649, consisting primarily of $11,333 (excluding accrued offering costs of $167) in net proceeds from the public offering of common stock and $3,211 from borrowings under our SLR line of credit, $5,603 (excluding debt issuance costs of $100) in net proceeds from issuance of notes; offset by $1,423 tax payments relating to the withholding of shares of common stock for certain employees, and $75 payment of deferred cash payments. For the nine months ended September 30, 2022, net cash provided by financing activities was $30,945, consisting primarily of $30,490 (excluding accrued offering costs of $1,568) in net proceeds from the public offering of common stock, $6,486 from borrowings under our SLR line of credit and $94 in proceeds from exercise of common stock options; offset by $3,520 tax payments relating to the withholding of shares of common stock for certain employees, $2,152 payments of restricted stock liabilities, and $453 payment for The Spun deferred cash payment.

Results of Operations

Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$63,418	$57,277	$6,141	10.7%
Cost of revenue	35,245	32,671	2,574	7.9%
Gross profit	28,173	24,606	3,567	14.5%
Operating expenses
Selling and marketing	19,271	18,424	847	4.6%
General and administrative	11,028	13,493	(2,465)	-18.3%
Depreciation and amortization	4,726	4,478	248	5.5%
Total operating expenses	35,025	36,395	(1,370)	-3.8%
Loss from operations	(6,852)	(11,789)	4,937	-41.9%
Total other expenses	(4,253)	(3,523)	(730)	20.7%
Loss before income taxes	(11,105)	(15,312)	4,207	-27.5%
Income tax provision	(61)	(547)	486	-88.8%
Net loss from continuing operations	(11,166)	(15,859)	4,693	-29.6%
Net loss from discontinued operations, net of tax	-	(646)	646	-100.0%
Net loss	$(11,166)	$(16,505)	$5,339	-32.3%

For the three months ended September 30, 2023, the loss from operations narrowed by $4,937 due to a $6,141 increase in revenue and a decrease in operating expenses of $1,370. This was offset by an increase in interest expense of $858 included in other expenses leading to an improvement of $5,339 in net loss to $11,166 for the three months ended September 30, 2023, as compared to $16,505 for the three months ended September 30, 2022.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$63,418	$57,277	$6,141	10.7%
Cost of revenue	35,245	32,671	2,574	7.9%
Gross profit	$28,173	$24,606	$3,567	14.5%

For the three months ended September 30, 2023 we had gross profit of $28,173, as compared to $24,606 for the three months ended September 30, 2022, an increase of $3,567, or 14.5%. Gross profit percentage for the three months ended September 30, 2023 was 44.4%, as compared to 43.0% for the three months ended September 30, 2022, an improvement of 1.5 percentage points.

The improvement in gross profit percentage was driven by a higher mix of premium digital advertising, as reflected in the 35% increase in RPM, as well as more than tripling of other digital revenue, largely e-commerce. In addition, stock based compensation included in cost of revenue declined by $1,567 from $2,772 in the three months ended September 30, 2022 to $1,205 in the three months ended September 30, 2023.

The following table sets forth revenue by category:

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Digital revenue:
Digital advertising	$36,659	$28,512	$8,147	28.6%
Digital subscriptions	3,181	4,629	(1,448)	-31.3%
Licensing and syndication revenue	4,468	4,391	77	1.8%
Other digital revenue	1,516	458	1,058	231.0%
Total digital revenue	45,824	37,990	7,834	20.6%
Print revenue:
Print advertising	2,259	3,443	(1,184)	-34.4%
Print subscriptions	15,335	15,844	(509)	-3.2%
Total print revenue	17,594	19,287	(1,693)	-8.8%
Total revenue	$63,418	$57,277	$6,141	10.7%

For the three months ended September 30, 2023, total revenue increased $6,141, or 10.7%, to $63,418 from $57,277 for the three months ended September 30, 2022. The primary sources of revenue for the three months ended September 30, 2023 were as follows: (i) digital advertising of $36,659, (ii) digital subscriptions of $3,181, (iii) licensing and syndication revenue and other digital revenue of $5,984, (iv) print advertising of $2,259 and (v) print subscriptions of $15,335.

The primary driver of the increase in our digital revenue of $7,834 is derived from our digital advertising revenue and other digital revenue which increased by $8,147 and $1,058, respectively, which was primarily offset by a decrease in our digital subscriptions of $1,448. Digital revenue represented 72.3% of total revenue in the three months ended September 30, 2023 as compared to $66.3% in the prior year period, an increase of 6.0 percentage points. Offsetting the increase in our digital revenue, our print revenue decreased by $1,693 with a 34.4% decrease in print advertising and a 3.2% decrease in print subscription revenue. Revenue for the three months ended September 30, 2022 has been adjusted for the discontinued operations of the Parade print business that was acquired in April 2022 totaling $20,753 since the operations were discontinued during the year ended December 31, 2022.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Publisher Partner revenue share payments	$7,586	$4,471	$3,115	69.7%
Technology, Platform and software licensing fees	5,721	4,721	1,000	21.2%
Royalty fees	3,750	3,750	-	0.0%
Content and editorial expenses	11,381	10,642	739	6.9%
Printing, distribution and fulfillment costs	3,411	3,770	(359)	-9.5%
Amortization of developed technology and platform development	2,191	2,413	(222)	-9.2%
Stock-based compensation	1,205	2,772	(1,567)	-56.5%
Other cost of revenue	-	132	(132)	-100.0%
Total cost of revenue	$35,245	$32,671	$2,574	7.9%

For the three months ended September 30, 2023, we recognized cost of revenue of $35,245, as compared to $32,671 for the three months ended September 30, 2022, which represents an increase of $2,574, or 7.9% as compared to the 10.7% increase in revenue. Cost of revenue for the third quarter of 2023 was impacted by increases in (i) Publisher Partner revenue share payments of $3,115 due to very high growth among our FanNation publisher partners, (ii) technology, Platform and software licensing fees of $1,000 and (iii) content and editorial expenses of $739; partially offset by decreases in (iv) stock-based compensation costs of $1,567; (v) printing, distributions and fulfillment costs of $359; and (vi) amortization of our Platform of $222.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$4,957	$4,026	$931	23.1%
Stock-based compensation	407	810	(403)	-49.8%
Professional marketing services	1,221	500	721	144.2%
Circulation costs	1,461	1,466	(5)	-0.3%
Subscription acquisition costs	9,819	9,778	41	0.4%
Advertising costs	880	1,280	(400)	-31.3%
Other selling and marketing expenses	526	564	(38)	-6.7%
Total selling and marketing	$19,271	$18,424	$847	4.6%

For the three months ended September 30, 2023, we incurred selling and marketing costs of $19,271, as compared to $18,424 for the three months ended September 30, 2022. The increase in selling and marketing costs of $847 or 4.6% is primarily related to increases in (i) payroll and employee benefits costs of $931 related to the higher mix of premium and direct advertising, (ii) professional fees of $721; partially offset by decreases in (iii) stock based compensation of $403 and (iv) advertising costs of $400.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$3,370	$4,424	$(1,054)	-23.8%
Stock-based compensation	2,750	4,729	(1,979)	-41.8%
Professional services, including accounting, legal and insurance	3,216	3,062	154	5.0%
Other general and administrative expenses	1,692	1,278	414	32.4%
Total general and administrative	$11,028	$13,493	$(2,465)	-18.3%

For the three months ended September 30, 2023, we incurred general and administrative costs of $11,028 as compared to $13,493 for the three months ended September 30, 2022. The $2,465 or 18.3% decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $1,979 or 41.8% and payroll and related expenses of $1,054 or 23.8%.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Change in fair value of contingent consideration	$(60)	$-	$(60)	100.0%
Interest expense, net	(4,042)	(3,184)	(858)	26.9%
Liquidated damages	(151)	(339)	188	-55.5%
Total other expenses	$(4,253)	$(3,523)	$(730)	20.7%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $60 for the three months ended September 30, 2023 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $4,042 and $3,184 for the three months ended September 30, 2023 and 2022, respectively, as a result of our debt increase.

Liquidated Damages. We recorded $151 of accrued interest on our liquidated damages payable for the three months ended September 30, 2023 primarily from the issuance in past years of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $339 of accrued interest on our liquidated damages payable for the three months ended September 30, 2022 primarily from issuance of the same securities as outlined above.

Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$173,604	$159,272	$14,332	9.0%
Cost of revenue	102,422	98,790	3,632	3.7%
Gross profit	71,182	60,482	10,700	17.7%
Operating expenses
Selling and marketing	56,743	53,123	3,620	6.8%
General and administrative	35,803	41,841	(6,038)	-14.4%
Depreciation and amortization	14,227	13,124	1,103	8.4%
Loss on disposition of assets	119	257	(138)	-53.7%
Total operating expenses	106,892	108,345	(1,453)	-1.3%
Loss from operations	(35,710)	(47,863)	12,153	-25.4%
Total other expenses	(14,149)	(9,149)	(5,000)	54.7%
Loss before income taxes	(49,859)	(57,012)	7,153	-12.5%
Income tax provision	(168)	1,180	(1,348)	-114.2%
Net loss from continuing operations	(50,027)	(55,832)	5,805	-10.4%
Net loss from discontinued operations, net of tax	-	(1,329)	1,329	-100.0%
Net loss	$(50,027)	$(57,161)	$7,134	-12.5%

For the nine months ended September 30, 2023, the loss from operations improved $12,153 to $35,710 as compared to $47,863 during the nine months ended September 30, 2022 due to a $14,332 increase in revenue, with an $1,453 decrease in operating expenses. For the nine months ended September 30, 2023, the net loss was $50,027, a decrease of $7,134 as compared to $57,161 for the nine months ended September 30, 2022 as the improvement in the loss from operations was partially offset by an increase in interest expense of $4,715 included in other expenses.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$173,604	$159,272	$14,332	9.0%
Cost of revenue	102,422	98,790	3,632	3.7%
Gross profit	$71,182	$60,482	$10,700	17.7%

For the nine months ended September 30, 2023 we had gross profit of $71,182, as compared to $60,482 for the nine months ended September 30, 2022, an increase of $10,700. Gross profit percentage for the nine months ended September 30, 2023 was 41.0%, as compared to 38.0% for the nine months ended September 30, 2022.

The improvement in gross profit percentage was driven by a higher mix of premium digital advertising, as reflected in the 23% increase in RPM, as well as an more than doubling of other digital revenue, largely e-commerce. In addition, stock based compensation included in cost of revenue declined by $2,552.

The following table sets forth revenue by category:

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Digital revenue:
Digital advertising	$89,458	$74,849	$14,609	19.5%
Digital subscriptions	10,430	16,580	(6,150)	-37.1%
Licensing and syndication revenue	13,523	11,820	1,703	14.4%
Other digital revenue	3,486	1,374	2,112	153.7%
Total digital revenue	116,897	104,623	12,274	11.7%
Print revenue:
Print advertising	7,677	7,786	(109)	-1.4%
Print subscriptions	49,030	46,863	2,167	4.6%
Total print revenue	56,707	54,649	2,058	3.8%
Total revenue	$173,604	$159,272	$14,332	9.0%

For the nine months ended September 30, 2023, total revenue increased $14,332 to $173,604 from $159,272 for the nine months ended September 30, 2022. The primary sources of revenue for the nine months ended September 30, 2023 were as follows: (i) digital advertising of $89,458, (ii) digital subscriptions of $10,430, (iii) licensing and syndication revenue and other digital revenue of $17,009, (iv) print advertising of $7,677 and (v) print subscriptions of $49,030.

The primary driver of the increase in our total revenue is derived from digital advertising revenue, licensing and syndication, and other digital revenue which increased by $14,609, $1,703, and $2,112, respectively, for the nine months ended September 30, 2023 as compared to the prior year period. This was offset by a $6,150 decrease in digital subscriptions, resulting in a $12,274 increase in total digital revenue for the nine months ended September 30, 2023 as compared to the prior year period. In addition, total print revenue increased by $2,058 as print advertising decreased by $109 and print subscriptions grew by $2,167.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Publisher Partner revenue share payments	$17,360	$14,242	$3,118	21.9%
Technology, Platform and software licensing fees	15,510	12,293	3,217	26.2%
Royalty fees	11,250	11,250	-	0.0%
Content and editorial expenses	34,626	35,034	(408)	-1.2%
Printing, distribution and fulfillment costs	11,652	11,000	652	5.9%
Amortization of developed technology and platform development	6,883	7,099	(216)	-3.0%
Stock-based compensation	5,050	7,602	(2,552)	-33.6%
Other cost of revenue	91	270	(179)	-66.3%
Total cost of revenue	$102,422	$98,790	$3,632	3.7%

For the nine months ended September 30, 2023, we recognized cost of revenue of $102,422, as compared to $98,790 for the nine months ended September 30, 2022, representing an increase of $3,632 or 3.7% as compared to the 9.0% increase in total revenue. Cost of revenue for the first nine months of 2023 was impacted by increases in (i) technology, Platform and software licensing fees of $3,217, (ii) Publisher Partner revenue share payments of $3,118 and (iii) printing, distribution and fulfillment costs of $652; partially offset by decreases in (iv) stock-based compensation of $2,552, and (v) content and editorial expenses of $408.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$14,118	$11,175	$2,943	26.3%
Stock-based compensation	1,275	2,149	(874)	-40.7%
Professional marketing services	3,518	2,275	1,243	54.6%
Circulation costs	4,070	3,158	912	28.9%
Subscription acquisition costs	29,166	28,236	930	3.3%
Advertising costs	2,935	4,205	(1,270)	-30.2%
Other selling and marketing expenses	1,661	1,925	(264)	-13.7%
Total selling and marketing	$56,743	$53,123	$3,620	6.8%

For the nine months ended September 30, 2023, we incurred selling and marketing costs of $56,743, as compared to $53,123 for the nine months ended September 30, 2022. The increase in selling and marketing costs of $3,620 is primarily related to increases in (i) payroll and employee benefits of $2,943, (ii) professional marketing services costs of $1,243 , (iii) circulation costs of $912, and (iv) subscription acquisition costs of $930; partially offset by decreases in (v) advertising costs of $1,270 and (vi) stock-based compensation costs of $874. The increase in circulation costs reflects the addition of the Athlon Outdoor properties.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$11,037	$12,704	$(1,667)	-13.1%
Stock-based compensation	10,653	15,026	(4,373)	-29.1%
Professional services, including accounting, legal and insurance	9,003	9,732	(729)	-7.5%
Other general and administrative expenses	5,110	4,379	731	16.7%
Total general and administrative	$35,803	$41,841	$(6,038)	-14.4%

For the nine months ended September 30, 2023, we incurred general and administrative costs of $35,803 as compared to $41,841 for the nine months ended September 30, 2022. The $6,038 or 14.4% decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $4,373, payroll and related expenses of $1,667 and professional services of $729.

Other Expenses

The following table sets forth other expenses:

	Nine Months Ended September 30,		2023 versus 2022
	2023	2022	$ Change	% Change
Change in fair value of contingent consideration	$(469)	$-	$(469)	100.0%
Interest expense, net	(13,225)	(8,510)	(4,715)	55.4%
Liquidated damages	(455)	(639)	184	-28.8%
Total other expenses	$(14,149)	$(9,149)	$(5,000)	54.7%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $469 for the nine months ended September 30, 2023 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $13,225 and $8,510 for the nine months ended September 30, 2023 and 2022, respectively, as a result of our debt increase.

Liquidated Damages. We recorded $455 of accrued interest on our liquidated damages payable for the nine months ended September 30, 2023 primarily from the issuance in past years of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $639 of accrued interest on our liquidated damages payable for the nine months ended September 30, 2022 primarily from issuance of the same securities as described above.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) provision for or benefit from income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in fair value of contingent consideration; (vi) liquidated damages, (vii) loss on impairment of assets, (viii) employee retention credit, (ix) employee restructuring payments, and (x) professional and vendor fees.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that Adjusted EBITDA:

●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect deferred income taxes, which is a noncash expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in fair value of contingent consideration, which is a noncash expense;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the Cares Act;
●	does not reflect payments related to employee restructuring changes for our former Chief Executive Officer; and
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,166)	$(16,505)	$(50,027)	$(57,161)
Net loss from discontinued operations	-	646	-	1,329
Net loss from continued operations	(11,166)	(15,859)	(50,027)	(55,832)
Add (deduct):
Interest expense, net (1)	4,042	3,184	13,225	8,510
Income tax provision (benefit)	61	547	168	(1,180)
Depreciation and amortization (2)	6,917	6,891	21,110	20,223
Stock-based compensation (3)	4,362	8,311	16,978	24,777
Change in fair value of contingent consideration (4)	60	-	469	-
Liquidated damages (5)	151	339	455	639
Loss on impairment of assets (6)	-	-	119	257
Employee retention credit (7)	-	-	(6,868)	-
Employee restructuring payments (8)	735	-	4,997	679
Professional and vendor fees (9)	1,194	-	1,194	-
Adjusted EBITDA	$6,356	$3,413	$1,820	$(1,927)

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $533 and $280 for amortization of debt discounts for the three months ended September 30, 2023 and 2022, respectively, as presented in our condensed consolidated statements of cash flows, which is a noncash item. Interest expense includes $2,178 and $1,215 for amortization of debt discounts for the nine months ended September 30, 2023 and 2022, respectively. Investors should note that interest expense will recur in future periods.
(2)	Depreciation and amortization is related to our developed technology and Platform included within cost of revenues of $2,191 and $2,413, for the three months ended September 30, 2023 and 2022, respectively, and depreciation and amortization included within operating expenses of $4,726 and $4,478 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization is related to our developed technology and Platform included within cost of revenues of $6,883 and $7,099, for the nine months ended September 30, 2023 and 2022, respectively, and depreciation and amortization included within operating expenses of $14,227 and $13,124 for the nine months ended September 30, 2023 and 2022, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.
(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)	Loss on impairment of assets represents certain assets that are no longer useful.
(7)	Employee retention credit represents payroll related tax credits under the Cares Act.
(8)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments to our former Chief Executive Officer for the three and nine months ended September 30, 2023 and 2022, respectively.
(9)	Represents professional and vendor fees that are nonrecurring in connection with the Business Combination resulting in a change of control, including fees incurred by consultants, accountants, lawyers, and other vendors.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. In light of the material weaknesses described in Part II, Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 that continue and have not been remediated as of the date of filing of this Quarterly Report, we have performed additional analyses, reconciliations, and other post-closing procedures to determine whether our condensed consolidated financial statements are prepared in accordance with GAAP. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following risk factors supplement and, to the extent inconsistent, supersede, the risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 10-K”). The risk factors included herein as well as the risk factors described in the 2022 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to the Pending Transaction with Bridge Media Networks and Simplify.

The Transactions may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the Transactions may result in material adverse consequences to our business and operations.

The Transactions are subject to several closing conditions, including the adoption of the Transaction Agreement and approval of the Transactions by our stockholders, the effectiveness of a registration statement relating to the registration of the issuance of the New Arena common stock in the Transactions, the approval of the listing of the New Arena common stock on the NYSE American and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). If any one of these conditions is not satisfied or waived, the Transactions may not be completed. There is no assurance that the Transactions will be completed on the terms or timeline currently contemplated, or at all.

Under the Transaction Agreement, the parties’ obligations to complete the Transactions are conditioned on the expiration or termination of the applicable waiting period under the HSR Act.

If our stockholders do not adopt the Transaction Agreement and approve the Transactions or if the Transactions are not completed for any other reason, we would be subject to a number of risks, including the following:

●	our stockholders would not become stockholders of New Arena and therefore would not realize the anticipated benefits of the Transactions, including any anticipated synergies from combining New Arena and Bridge Media;
●	the failure to consummate the Transactions by December 31, 2023 would result in an event of default under certain of our debt facilities; and
●	the trading price of our common stock may experience increased volatility to the extent that the current market prices reflect a market assumption that the Transactions will be completed.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our common stock. We are also exposed to general competitive pressures and risks, which may be increased if the Transactions are not completed.

Each of Arena and Bridge Media will be subject to business uncertainties and contractual restrictions while the Transactions are pending that could adversely affect each of them.

Uncertainty about the effect of the Transactions on employees, customers and suppliers may have an adverse effect on either or both of us and Bridge Media, regardless of whether the Transactions are eventually completed, and, consequently, on New Arena. These uncertainties may impair our and Bridge Media’s ability to attract, retain and motivate key personnel until the Transactions are completed, or the Transaction Agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us or Bridge Media to seek to change or discontinue existing business relationships with us or Bridge Media.

Employee retention and recruitment may be particularly challenging for us and Bridge Media during the pendency of the Transactions, as employees and prospective employees may experience uncertainty about their future roles with New Arena. For each of us and Bridge Media, the departure of existing key employees or the failure of potential key employees to accept employment with New Arena, despite Arena’s and Bridge Media’s retention and recruiting efforts, could have a material adverse impact on our and New Arena’s business, financial condition and operating results, regardless of whether the Transactions are eventually completed.

The pursuit of the Transactions and the preparation for the integration of Arena and Bridge Media have placed, and will continue to place, a significant burden on the management and internal resources of Arena and Bridge Media. There is a significant degree of difficulty and management distraction inherent in the process of closing the Transactions and integrating Arena and Bridge Media, which could cause an interruption of, or loss of momentum in, the activities of each of the existing businesses, regardless of whether the Transactions are eventually completed. Before and immediately following the closing, the management teams of Arena and Bridge Media will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage their respective existing businesses, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to Arena or Bridge Media, respectively. If Arena’s or Bridge Media’s senior management is not able to effectively manage the process leading up to and immediately following the closing, or if any significant business activities are interrupted as a result of the integration process, the business of Arena or Bridge Media could suffer.

In addition, the Transaction Agreement restricts Arena and Simplify (with respect to Bridge Media) from taking specified actions without the consent of the other until the Transactions are consummated or the Transaction Agreement is terminated. These restrictions may prevent Arena and Simplify (with respect to Bridge Media) from pursuing otherwise attractive business opportunities and making other changes to their businesses before completion of the Transactions or termination of the Transaction Agreement.

Further, we and our directors could become subject to lawsuits relating to the Transactions that may be filed. While we intend to defend against any such actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

The integration of Arena and Bridge Media following the closing will present challenges that may not result in the anticipated benefits of the Transactions.

The Transactions involve the combination of businesses that currently operate as independent businesses. New Arena will be required to devote management attention and resources to integrating its business practices and operations, and prior to the Transactions, management attention and resources will be required to plan for such integration. Potential difficulties New Arena may encounter in the integration process include the following:

●	the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits New Arena to achieve the anticipated benefits from the Transactions, which could result in the anticipated benefits of the Transactions not being realized partly or wholly in the time frame currently anticipated or at all;
●	lost sales and customers as a result of certain customers of any of the businesses deciding not to do business with New Arena;
●	the necessity of coordinating geographically separated organizations, systems and facilities;
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Transactions;
●	integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;
●	consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities and difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures in particular; and
●	preserving important relationships of Arena and Bridge Media and resolving potential conflicts that may arise.

If New Arena experiences difficulties with the integration process, the anticipated benefits of the Transactions may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the business, results of operations, financial condition or prospects of New Arena during this transition period and for an undetermined period after completion of the Transactions.

The Transaction Agreement contains provisions that may discourage other companies from trying to acquire Arena.

The Transaction Agreement contains provisions that may discourage third parties from submitting business combination proposals to Arena that might result in greater value to Arena stockholders than the Transactions. The Transaction Agreement generally prohibits Arena from soliciting any competing acquisition proposal.

Following the completion of the Transactions, New Arena will be controlled by Simplify. The interests of Simplify may differ from the interests of other stockholders of New Arena.

Immediately following the closing, Simplify will beneficially own 58.02% of the outstanding shares of New Arena common stock and 5-Hour will own 6.98% of the outstanding shares of New Arena common stock, in each case on a fully diluted basis. 5-Hour is an affiliate of Simplify. Such amounts exclude the ownership of shares of New Arena common stock that may be issued from time to time pursuant to the additional equity issuances to be provided to Arena by Simplify or an affiliate thereof.

Through its ownership of at least a majority of the shares of New Arena common stock and the provisions set forth in the certificate of incorporation of New Arena, the bylaw of New Arena and the nominating agreement to be entered into in connection with the Transactions, Simplify will have the ability to designate and elect a majority of the directors of the New Arena board of directors. New Arena will avail itself of available “Controlled Company” exemptions to the corporate governance listing standards of the NYSE American that would otherwise require New Arena to have (i) a majority of the board of directors consist of independent directors, (ii) a nominating/corporate governance committee that is composed solely of independent directors and (iii) a compensation committee that is composed solely of independent directors.

For as long as Simplify beneficially owns a majority of the outstanding shares of Common Stock, Simplify will also have control over all other matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance. Simplify and its subsidiaries may have different interests than other holders of New Arena common stock and may make decisions adverse to your interests.

Among other things, Simplify’s control could delay, defer, or prevent a sale of New Arena that New Arena’s other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire New Arena common stock and, as a result, might impact the market price of New Arena common stock.

Arena and New Arena will incur transaction-related costs in connection with the Transactions and the integration of the businesses.

Arena has incurred transaction-related costs in connection with the Transactions and both Arena and New Arena will incur costs in connection with the integration of Arena’s and Bridge Media’s businesses. There are many systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. Arena and Bridge Media are in the early stages of assessing the magnitude of these costs and, therefore, are not able to provide estimates of these costs. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the anticipated benefits that New Arena expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses following the completion of the Transactions, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in New Arena taking significant charges against earnings following the completion of the Transactions. Some of these costs and expenses will be incurred even if the Transactions are not consummated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document

4.1	Form of 2023 Notes

10.1	Binding Letter of Intent, dated August 14, 2023, by and between the Company and Simplify Inventions, LLC

10.2	Form of Voting and Support Agreement, dated August 14, 2023, by and between the Company and certain stockholders

10.3	Amendment to Third Amended and Restated Note Purchase Agreement, dated August 14, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto

10.4+	Amendment No. 3 to Second Amended & Restated Executive Employment Agreement, dated as of September 7, 2023, by and between the Company and Ross Levinsohn

10.5+	First Amendment to Executive Employment Agreement, dated August 15, 2023, by and between the Company and Henry Robertson Barrett

10.6+	Severance Agreement, dated August 14, 2023, by and between the Company and Henry Robertson Barrett

10.7+	Severance Agreement, dated August 14, 2023, by and between the Company and Douglas B. Smith

10.8	Seventh Amendment to Financing and Security Agreement, dated August 31, 2023, by and among the Company, certain subsidiaries of the Company party thereto and SLR Digital Finance LLC

10.9^	Side Letter to Licensing Agreement, dated October 1, 2023, by and between the Company and ABG-SI LLC

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+	Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
^	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.

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

The Arena Group Holdings, Inc.

Date: November 14, 2023	By:	/s/ ROSS LEVINSOHN
Ross Levinsohn
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial Officer)

