Form 10-K
period 2023-12-31
Arena Group Holdings, Inc.
filed 2024-04-01
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter for fiscal 2023, the aggregate market value of the common stock held by non-affiliates was $57,218,045. This calculation is based upon the closing price of the common stock of $4.58 per share on that date, as reported by the NYSE American.

As of March 28, 2024, the Registrant had 29,770,553 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Form 10-K

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, the timing, outcome or financial impacts of the planned Business Combination (as defined below) and related transactions, and expansion plans and the adequacy of our funding. Other statements contained in this Annual Report on Form 10-K that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

Forward-looking statements in this Annual Report on Form 10-K, for example, statements about:

●	our ability to achieve and maintain profitability in the future;

●	our ability to maintain an effective system of internal control over financial reporting;

●	our ability to attract new subscribers and to persuade existing subscribers to renew their subscriptions;

●	the success of strategic relationships with third parties;

●	our ability to recruit and retain qualified personnel;

●	our ability to manage our growth effectively, including through strategic acquisitions;

●	our ability to attract, develop, and retain capable Publisher Partners (as described below) and expert contributors;

●	our ability to attract new advertisers and to persuade existing advertisers to continue to advertise on the Platform (as described below);

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to respond to general economic conditions;

●	the impact of the novel coronavirus (“COVID-19”) pandemic;

●	our ability to continue to satisfy NYSE American listing rules;

●	our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements; and

●	other factors detailed under the section entitled “Risk Factors.”

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

Part I

Item 1. Business

The Arena Group Holdings, Inc. (the “Company,” “Arena Group,” “we,” “our,” or “us”), is a media company that leverages technology to build deep content verticals powered by anchor brands and a best-in-class digital media platform (the “Platform”) empowering publishers who impact, inform, educate, and entertain. Our strategy is to focus on key subject matter verticals where audiences are passionate about a topic category (e.g., sports and finance) where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as for our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and brands in targeted verticals to maximize audience reach, enhance engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We own and operate TheStreet, The Spun, Parade, and Men’s Journal and power more than 320 independent Publisher Partners, including the many sports team sites that comprise FanNation.

Each Publisher Partner joins the Platform by invitation only with the objective of improving our position in key verticals while optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and audience development expertise. Additionally, we believe the lead brands within our verticals, create a halo benefit for all Publisher Partners while each of them adds to the breadth and quality of content.

The Platform

We developed the Platform, a proprietary online publishing platform that provides our owned and operated media businesses, Publisher Partners (who are third parties producing and publishing content on their own domains), and individual creators contributing content to our owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by us. We have also developed proprietary advertising technology, techniques and relationships that allow us, our Publisher Partners, and our Expert Contributors to monetize editorially focused online content through various display and video advertisements and tools and services for driving a subscription or membership based business and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”). Our Platform offers audiences bespoke content with optimized design and page construction.

The Platform comprises state-of-the-art publishing tools, video platforms, social distribution channels, newsletter technology, machine learning content recommendations, notifications, and other technology that deliver a complete set of features to drive a digital media business in an entirely cloud-based suite of services. Our software engineering and product development teams are experienced at delivering these services at scale. We continue to develop the Platform software by combining proprietary code with components from the open-source community, plus select commercial services as well as identifying, acquiring, and integrating other platform technologies where we see unique long-term benefits to us.

The Platform Services include:

●	Content management, machine learning driven content recommendations, traffic redistribution, hosting and bandwidth;
●	Video publishing, hosting, and player solution via an integrated set of third party providers;
●	Dashboards for our Publisher Partners as well as integration with leading analytics services like Google Analytics;
●	User account management;
●	User account migration to our Platform, including emails and membership data;
●	Technical support team to support our Publisher Partners and staff (if applicable) on the Platform;
●	Advertising serving, trafficking/insertion orders, yield management, reporting and collection;

●	Various integrations to enable the syndication of content (e.g., Apple News, Facebook Instant Articles, Google AMP, Google news and RSS feeds); and
●	Other features, as they may be added to the Platform from time to time.

Our Publisher Partners use the Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of our Publisher Partners and us (the “Partner Agreements”). Our Publisher Partners incur the costs with respect to creating their content; thus, not requiring capital investment by us. Pursuant to the Partner Agreements, we and our Publisher Partners split revenue generated from the Platform Services used in connection with the Publisher Partner’s content based on certain criteria. Criteria include whether the revenue was from direct or programmatic advertising sales, was generated by our Publisher Partner or us, was generated in connection with a subscription or a membership, was generated from syndicating or third party licensing, or whether the revenue was derived from affiliate links.

Subject to the terms and conditions of each Partner Agreement and in exchange for the Platform Services, our Publisher Partners grant us, for so long as our Publisher Partner’s assets are hosted on the Platform, (i) the right to use, host, store, cache, reproduce, publish, publicly display, distribute, transmit, modify, adapt and create derivative works of the content provided by the Publisher Partner to provide, maintain and improve the Platform Services; (ii) use, publicly display, distribute and transmit the name, logo, and trademarks of the Publisher Partner to identify them as users of the Platform Services; (iii) exclusive control of ads.txt with respect to our Publisher Partner’s domains; and (iv) the exclusive right to include our Publisher Partner’s website domains and related URLs in a consolidated listing assembled by third party measurement companies such as comScore, Nielsen or other similar measuring services selected by us. As such, the Platform serves as the primary digital media and social platform with respect to each of our Publisher Partners’ website domains during the applicable term of each Partner Agreement.

Our Brands and Growth Strategy

Our business model is to grow our Platform audience while striving to diversify revenue and drive gross margin through traditional media brands as well as new digital-first brands. We believe our vertical model allows us and our Publisher Partners to leverage audience growth, technological efficiencies and cost savings across all of our brands. Our vertical model consists of (i) acquiring or partnering with powerful brands that can offer our audience custom content and domain authority, (ii) forming key strategic partnerships with like-minded partners of high-quality content, (iii) partnering with entrepreneurial publishers to drive local content at variable cost tied to performance, and (iv) growing our Publisher Partners on our network to expand our content offerings and add scale to the ecosystem.

Our growth strategy is to continue adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform. In each vertical, we seek to build around leading brands, such as FanNation, Athlon Sports or The Spun (for sports), TheStreet (for finance) and Parade and Men’s Journal (for lifestyle), surround them with subcategory specialists, and further enhance coverage with individual Expert Contributors. The primary means of expansion is adding independent Publisher Partners or acquiring publishers that have premium branded content and can broaden the reach and impact of the Platform. Specifically, our growth initiatives include: (i) increasing syndication of the content on our Platform through the re-publishing the content on third party websites, (ii) offering of podcasts and e-commerce through our Platform, (iii) acquiring or developing new verticals for our users, and (iv) continuing to identify and partner with new Publisher Partners.

Sports Vertical

In 2019, we launched our sports vertical by entering into a Licensing Agreement (as described below) with Authentic Brands Group (“ABG”), pursuant to which we were granted the exclusive right and license in the United States, Canada, Mexico, the United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated print and digital media business under the Sports Illustrated brand. While continuing to evolve and expand the sports business and leverage the Sports Illustrated brand, in October 2020 we launched FanNation, a curated collection of independent sports journalists, each focused on a single professional or leading collegiate sports team. FanNation and other sports Publisher Partners helped to more than triple pageviews in our sports vertical from 2020 to 2023. In 2023 our sports Publisher Partners represented more than double the traffic of Sports Illustrated internet domains. Also driving the expansion in the sports vertical was the addition of The Spun and Athlon Sports.

The Spun founded in September 2012, and acquired by us in June 2021, is an online independent sports publication that brings readers the most interesting athletic stories of the day. The Spun focuses on the social media aspect of the industry. Athlon Sports was acquired by us as part of the Parade acquisition in April 2022. It had been a print-only property publishing newsstand magazines covering the various drafts and both professional and collegiate sports. We leveraged its expertise and appeal on-line as part of our sports vertical and today it is a significant part of our digital sports presence.

As further described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, in connection with our failure to make a quarterly payment due ABG pursuant to the Licensing Agreement for the Sports Illustrated media business, of approximately $3,750,000, on January 18, 2024, ABG notified the Company of its intention to terminate our Licensing Agreement, effective immediately, for the Sports Illustrated media business, dated June 14, 2019, by and between us and ABG (as amended to date, the “Licensing Agreement”). Upon such termination, a fee of $45.0 million became immediately due and payable by us to ABG pursuant to the terms and conditions of the Licensing Agreement. In addition, upon termination of the Licensing Agreement, all outstanding and unvested warrants to purchase shares of our common stock issued to ABG in connection with the Licensing Agreement became immediately vested and exercisable. On March 18, 2024, ABG announced it had reached an agreement in principle with a third party that will become the new operator of the Sports Illustrated media business. We are engaging in continuing discussions with ABG and the third party regarding the timing and terms of the transition of the Sports Illustrated component of the business to the aforementioned third party. We will continue to operate our sports vertical led by FanNation, The Spun, Athlon Sports, and the other sports Publisher Partners.

TheStreet

TheStreet is a leading financial news and information provider to investors and institutions worldwide and produces business news and market analysis for individual investors. TheStreet has a strong editorial tradition, a subscription platform, and valuable membership base to us, and benefits from our mobile-friendly Content Management System, social, video, and monetization technology.

Parade

We acquired Parade, a premium-branded company in April 2022 which helped to expand our digital audience reach. Parade has become the anchor of our new lifestyle vertical, and Athlon Sports, one of Parade’s premium-brands, has expanded our sports vertical. In the fourth quarter of 2022, we discontinued the Parade print business, including the print operations of Parade, and the Relish and Spry Living print products that were acquired as part of the Parade acquisition. See Note 3, Discontinued Operations in our accompanying consolidated financial statements for additional information.

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

Corporate History

We were originally incorporated in Delaware as Integrated Surgical Systems, Inc. (“Integrated”) in 1990. On October 11, 2016, Integrated and TheMaven Network, Inc. (“Maven Network”) entered into a share exchange agreement (the “Share Exchange Agreement”), whereby the stockholders of Maven Network agreed to exchange all of the then-issued and outstanding shares of common stock of Maven Network for shares of common stock of Integrated. On November 4, 2016, the parties consummated a re-capitalization pursuant to the Share Exchange Agreement and, as a result, Maven Network became a wholly owned subsidiary of Integrated. Integrated changed its name to theMaven, Inc. on December 2, 2016.

On September 20, 2021, we re-branded to “The Arena Group.” Effective on February 8, 2022, we changed our legal name to The Arena Group Holdings, Inc. in conjunction with filing a Certificate of Amendment and Certificate of Corrections with the State of Delaware. On February 9, 2022, our common stock began trading on the NYSE American under the trading symbol “AREN”.

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

As of December 31, 2023, we had seven issued patents in the United States, all expiring by 2033.

As of December 31, 2023, we also owned approximately 1,300 U.S. copyright registrations and had unregistered copyrights in our software documentation, software code, marketing materials, and website content that we developed, and owned over 1,600 registered domain names. As of December 31, 2023, we also owned approximately 160 U.S. trademark registrations, 29 pending U.S. trademark applications, and 89 issued foreign trademark registrations and 16 pending foreign trademark applications in over 30 countries, and a number of unregistered marks that we use in the United States and other countries to promote our brands.

Our registered trademarks are all subject to maintenance or renewal at various times through 2033.

We will continue to file updated trademark applications in the United States and abroad to reflect our branding evolution and to continue strengthening our trademark portfolio as financial resources permit. From time to time, we also expect to file additional patents and copyrights.

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

Human Capital Resources

Our total number of employees as of December 31, 2023 was 448, of which 441 were full-time employees and seven were part-time employees. As of December 31, 2023 approximately 18% of our workforce, or 82 employees, is represented by a union named The NewsGuild of New York, CWA Local 31003 (the “Guild”) pursuant to a binding Memorandum of Agreement executed by and between the Guild and The Arena Media Brands, LLC (“Arena Media”) on December 31, 2021 (the “MOA”), which covers Sports Illustrated editorial staff. The MOA addresses the terms of employment for covered employees and non-employees regarding, among other things, wages, raises, bonuses, severances, benefits, discipline and the like. We incorporated the terms of the MOA into our fiscal 2023 employment practices.

In January 2024, we announced a reduction to our workforce of approximately one-third of our employees in order to reduce costs and achieve profitability. This included all 82 employees represented by the Guild.

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

Diversity, Equity, and Inclusion

We believe that a workforce rich in diversity of thought, background, and experience helps us build a company and community where we can all succeed. In December 2022, we launched our first company-wide Diversity, Equity, and Inclusion (“DEI”) Council – comprised of 18 employees with a variety of identities and backgrounds that also represented as wide a selection as possible across brands, functions, and tenures at Arena, and most importantly, represented a clear commitment to diversity and inclusion at our company. In 2023, the Council met monthly to share employee experiences, identify opportunities to improve our culture, and advise senior leadership on how to direct an annual DEI budget. As a result of feedback from the Council, a sample of outcomes include attendance at multiple conferences led by diverse journalism organizations, hosted panels internally ranging from celebration of identities to supporting mental health, and the creation of the framework for our 2024 monthly DEI learning and discovery series.

Seasonality

We experience seasonality as a result of advertising seasonality, sports seasons and major sporting events. Advertising typically peaks in the fourth quarter of our fiscal year as advertisers tend to concentrate their budgets during the holiday season. This trend is magnified by professional sports and college football seasons, which account for a significant portion of our advertising revenue during that period of the year. Other sporting events such as the Super Bowl, the Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased traffic at the time of these respective events.

Competition

Currently, we believe that there are many competitors delivering media content in the verticals that we serve on the web and on mobile devices and an even broader array of general media companies and major media brands that compete for the attention of users overall and the advertisers who desire to reach them. We have developed a playbook that leverages our Platform to optimize the performance of both our owned and operated and our Publisher Partners’ properties. The playbook is a set of processes, procedures and tactics that help improve the consumer experience, develop a greater organic audience reach, apply data management and artificial intelligence tools, optimize monetization and leverage content through syndication and improve distribution. The iconic brands leading each of our verticals, such as Athlon Sports, FanNation, The Spun, TheStreet and Men’s Journal, leverage this playbook to deliver a highly engaging and effective experience for our users, advertisers and subscribers.

The Internet allows theoretically unlimited market access for niche or general media companies resulting in a large number and variety of participants competing directly for audiences, ad spend and membership revenues. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with us in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those markets more effectively. The following is a list of possible competitors and their respective categories:

●	Vice, Buzzfeed, Business Insider, et al., producers of niche content, leveraging social media, mobile, and video to compete for ad dollars;
●	Fortune, CNN, ESPN, Yahoo!, Google, et al., major media companies and producers of general content which compete for ad dollars;
●	WordPress, Medium, RebelMouse, Arc, content management software providers, open to all including experts and professionals, which compete for publishers;
●	Leaf Group Ltd. And Future PLC, which compete for partners and ad dollars;
●	YouTube, Twitter, Facebook, Reddit, social media platforms open to all creators and which also compete for ad dollars; and
●	Affiliate networks such as Liberty Alliance, which compete for ad dollars.

In addition, we view Nexstar Media Group, Inc. and Ziff Davis as peer companies for purposes of performance comparisons even though we do not consider them direct competitors.

We believe that our technology, our substantial scale in traffic, the ease of use of our Platform, our well-known lead media brands, and the continuing development and evolution of our Platform and an acquisition program provides us with a basis to compete effectively for market share in terms of ad spend and membership revenue.

Government Regulations

Our operations are subject to many United States federal and state laws and regulations that involve data privacy, data protection, rights of publicity, content regulation, intellectual property, or other subjects. The application and interpretation of these laws and regulations often are uncertain and the impact of regulatory changes cannot be predicted with certainty.

Several government authorities, both in the United States and abroad are increasing their focus on privacy issues and the use of personal information. All U.S. states have enacted some form of data security legislation and there are several federal laws governing data privacy. A growing number of U.S. states have enacted laws regarding the collection, use and disclosure of personal information such as the California Consumer Privacy Act of 2018 (the “CCPA”), which was amended by the California Privacy Rights Act (the “CPRA”) which went into effect January 1, 2020. As more states consider or enact laws about information security, companies may be required to adopt written information security policies consistent with state laws.

At the U.S. federal the Federal Trade Commission (“FTC”) and state attorneys general have oversight of business operations concerning the use of personal information and breaches of the privacy laws and may examine privacy policies to ensure that a company discloses all material practices and fully complies with representations in the policies regarding the use of personal information and the failure to do so could give rise to penalties under state or federal unfair competition or consumer protection laws.

We review our privacy policies and overall operations on a regular basis to ensure compliance with applicable United States federal and state laws, and to the extent applicable, any foreign laws. We launched a CCPA compliance program in January 2020, and have expedited it to cover CPRA as well. On an annual basis we review the program and adjust our privacy notice and compliance program practices to account for our evolving practices and the CCPA/CPRA regulations, which were first promulgated in July 2020 and continue to be subject to ongoing rulemaking. There are conflicting interpretations of adopted law in the digital media industry, and given the lack of guidance to date on many of these issues, our compliance posture on some issues might not be accepted by the State of California.

In addition to the laws of the United States, we may be subject to foreign laws regulating web sites and online services that in some jurisdictions are stricter than the laws in the United States. For example, the General Data Protection Regulation (the “GDPR”) includes operational requirements for companies that receive or process personal data of residents of the European Union (“EU”). Some EU countries are considering or have passed legislation implementing additional data protection requirements that could increase the cost and complexity of delivering our services. The GDPR also includes certain requirements regarding notification of data processing obligations or security incidents to appropriate data protection authorities. How the GDPR will be fully applied to online services, including cookies and digital advertising, is still being determined through ongoing rulemaking and evolving interpretation by applicable authorities. On June 16, 2020, the Court of Justice of the European Union (“CJEU”), declared the E.U.-U.S. Privacy Shield framework (“Privacy Shield”) to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the European Economic Area to the United States. We are addressing this issue, for instance, by including standard contractual clauses as part of our Data Processing Agreements; however, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature. GDPR also convers a private right of action to lodge complaints with supervisory authorities to seek judicial remedies and obtain compensation for damages for violations of the GDPR. GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue).

Social networking websites are also under increasing scrutiny. Legislation has been introduced on the state and federal level that could regulate social networking websites. Any such regulation would likely be an impediment to our business.

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

Legislation concerning the above-described online activities could affect our ability to make our websites available in certain countries as future legislation is made effective. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. United States law offers limited safe harbors and immunities to publishers for certain liability arising out of user-posted content, but other countries do not. Further, legislative proposals in the United States and internationally could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties and liability for defamation or other claims arising out of user-posted content. Our business could be negatively impacted if applicable laws subject us to greater regulation or risk of liability.

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

The success of our business and our ability to attract and retain advertisers heavily depends on the size of our user base and the level of engagement of our users. Several factors could negatively affect user retention, growth, and engagement, including if:

●	our users increasingly engage with competing platforms instead of the Platform;
●	we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;
●	we fail to accurately anticipate user needs, or we fail to innovate and develop new software and products that meet these needs;
●	we fail to price our products competitively;
●	we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
●	we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage of our products or the Platform (as defined below);
●	there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;
●	there are increased user concerns related to privacy and information sharing, safety, or security on the Platform;
●	there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;
●	technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
●	we, our Publisher Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or
●	we fail to maintain our brand image or our reputation is damaged.

Our license agreement to operate the Sports Illustrated media business was terminated by the licensor, which may materially harm our business, operating results and financial condition.

In connection with our failure to make a quarterly payment due to ABG pursuant to the Licensing Agreement of approximately $3,750,000, on January 18, 2024, ABG notified us of the termination of the Licensing Agreement, effective immediately, in accordance with its rights under the Licensing Agreement. Upon such termination, a fee of $45.0 million became immediately due and payable by us to ABG pursuant to the terms and conditions of the Licensing Agreement. In addition, upon termination of the Licensing Agreement, all outstanding and unvested warrants to purchase shares of Arena common stock issued to ABG in connection with the Licensing Agreement became immediately vested and exercisable.

On March 18, 2024, ABG announced it had reached an agreement in principle with a third party to become the new operator of the Sports Illustrated media business. We are engaging in discussions with ABG and the third party regarding the timing and terms of the transition of the Sports Illustrated media business to the aforementioned third party.

The loss of the rights to operate the Sports Illustrated media business, in addition to termination payments that are due following termination of the Licensing Agreement, could harm our competitiveness in our industry, damage any goodwill we may have generated, and otherwise have a material adverse effect on our business, operating results and financial condition. Any subsequent rebranding efforts we may undertake may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.

We defaulted on certain covenants included in our debt agreements that could result in the acceleration of the related debt or the exercise of other remedies.

On December 29, 2023, we failed to make the interest payment due pursuant to the Third A&R NPA (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Secured Notes”) in the amount of approximately $2.8 million, resulting in an event of default under the Arena Notes (as described below) (the “Arena Notes Default”). On January 5, 2024, we entered into a forbearance agreement (the “Forbearance Agreement”) with Renew Group Private Limited (“Renew”), the lender under the Third A&R NPA, pursuant to which Renew agreed to a forbearance period through March 29, 2024, while reserving its rights and remedies. The forbearance period is subject to us retaining a chief restructuring officer acceptable to Renew. Also on January 5, 2024, the Company’s board of directors finalized an engagement with FTI Consulting Inc. (“FTI”), a global business advisory firm, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). As part of the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. Jason Frankl is a chief restructuring officer acceptable to Renew. On March 27, 2024, the forbearance period was extended through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing. The outstanding principal on the Arena Notes was approximately $110.7 million as of December 31, 2023.

The Arena Notes Default, as well as the Company’s failure to make a quarterly payment due to ABG pursuant to the Licensing Agreement, resulted in an Event of Default under its credit and security agreement dated February 2020 (as amended, the “Arena Credit Agreement”) with SLR Digital Finance LLC (“SLR”). On March 13, 2024 the Company entered into a loan agreement (the “Arena Loan Agreement”), by and between the Company and Simplify Inventions, LLC (“Simplify” and in reference to the loan agreement, the “Simplify Loan”), which provides for up to $25 million of borrowings to be used for working capital and general corporate purposes. Upon the closing, the Company borrowed approximately $7.7 million, of which approximately $3.4 million was used to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under its Arena Credit Agreement. The indirect owner of Renew also has an indirect non-controlling interest in Simplify.

Borrowings under the Arena Loan Agreement are secured by substantially all of our assets. Upon the termination of the forbearance period under the Forbearance Agreement, Renew can declare all outstanding borrowings under the Arena Notes, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Simplify could declare all outstanding borrowings under the Arena Loan Agreement together with accrued and unpaid interest and fees, to be immediately due and payable and, subject to the terms of the intercreditor agreement between Renew and Simplify, foreclose on our assets. Any of these actions would have a material adverse effect on our business, financial condition, or results of operations and could lead to selling assets, cutting costs, reducing cash requirements, filing bankruptcy or ceasing operations.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The digital media industry is fragmented and highly competitive. There are many players in the digital media market, many with greater name recognition and financial resources, which may give them a competitive advantage. The general business of online media, combined with some level or method of leveraging community attracts many potential entrants, and in the future, there may be strong competitors that will compete with us in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those markets more effectively. We expect competition to intensify in the future. All of this could adversely affect our revenues and operating results.

The sales and payment cycle for online advertising is long, and such sales may not occur when anticipated or at all, all of which could adversely affect our business.

The decision process is typically lengthy for brand advertisers and sponsors to commit to online campaigns and subject to delays which may be beyond our control. In addition, some advertisers and sponsors take months after the campaign runs to pay, and some may not pay at all, or require partial “make-goods” based on performance. This could have a material adverse effect on our business, financial condition, or results of operations.

We are dependent on the continued services and on the performance of key third party content contributors, the loss of which could adversely affect our business.

We rely on content contributed by third party providers to attract users that drive advertising and subscription revenue. The loss of the services of any of such key contributors could have a material adverse effect on our business, operating results, and financial condition. Competition for such contributors is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain them which could have a material adverse effect on our business, financial condition, or results of operations.

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

The growing percentage of users whose computers, tablets, or phones do not support identification through third party cookies, mobile identifiers, or other tracking technologies could adversely affect our business, results of operations, and financial conditions.

We rely heavily on our ability to collect and disclose data and metrics in order to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or other reason, on our ability to collect and disclose data that our advertisers find useful would impede our ability to attract and retain advertisers.

We use “cookies,” or small text files placed on user devices when an Internet browser is used, as well as mobile device identifiers, to connect users’ computers anonymously to information that we gather, enabling the Platform to demonstrate to advertisers its efficacy. More and more devices have offered functionalities that block such anonymized identifiers and some prominent technology companies have announced intentions to discontinue the use of cookies entirely. Although we believe the Platform is well-positioned to continue to provide key data insights to advertisers without cookies, actions by advertisers to buy advertising based on alternative identifiers could lead to changes in purchase behavior of such advertisers, thereby possibly impacting our operations, and our financial condition could be adversely affected.

Our Publisher Partners may engage in intentional or negligent misconduct or other improper activities on the Platform or otherwise misuse the Platform, which may damage our brand image, our business and our results of operations.

The Platform provides our owned and operated media businesses, Publisher Partners, and individual creators contributing content the ability to produce and manage editorially focused content through tools and services provided by us. We might not be able to monitor or edit a significant portion of the content, such as advertising content, that appears on the Platform. If misconduct and misuse of the Platform for inappropriate or illegal purposes occurs, user experience on the Platform may suffer, and claims may be brought against us. Our business and public perception of our brands may be materially and adversely affected if we face any related lawsuits or other liabilities.

The Platform and our technology systems contain open-source software, which may pose particular risk to our proprietary software, features and functionalities in a manner that negatively affect our business.

We use open-source software in the Platform and our technology systems and will continue to use open-source software in the future. We have set up an internal system to monitor the open-source software we use in our operation and its functionality, and to manage the risk it poses to our business. We may face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we developed using such software. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This could require significant additional technology and development resources, and we may not be able to complete such re-engineering successfully.

ECONOMIC AND OPERATIONAL RISKS

We may have difficulty managing our growth.

We have added, and expect to continue to add, Publisher Partner and end-user support capabilities, continue software development activities, and expand our administrative capabilities. In the past two years, we have entered into multiple strategic transactions which have significantly expanded our business and placed significant strain on our resources. To manage any further growth, we will be required to improve existing, and implement new, operational and financial systems and properly manage our employee base. If we are unable to manage growth effectively, our business could be harmed.

The strategic relationships that we may be able to develop and on which we may come to rely may not be successful.

We will seek to develop strategic relationships with advertising, media, technology, and other companies to enhance our market penetration, business development, and advertising sales revenues. There can be no assurance that these relationships will develop and mature, or that potential competitors will not develop more substantial relationships with the same or more attractive partners. Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

A significant portion of our revenues is derived from a single customer. If we were to lose this customer, our revenues could decrease significantly.

During the year ended December 31, 2023, approximately 10% of our revenue was derived from sales to a single customer. The loss of this customer, or a significant reduction in sales to such customer, could adversely affect our financial condition and operating results.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our growth will depend in part on the ability of our users, customers, and Publisher Partners to access the Platform at any time and within an acceptable amount of time. We may experience performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing the Platform software simultaneously, denial of service attacks, or other security related incidents. If the Platform software is unavailable or if our users are unable to access it within a reasonable amount of time or at all, our business would be negatively affected.

Moreover, the Partner Agreements with our Publisher Partners include service level standards that obligate us to provide credits or termination rights in the event of a significant disruption of the Platform, which may adversely affect our business and operating results.

We operate our exclusive coalition of professional-managed online media channels on third party cloud platforms and data center hosting facilities.

We rely on software and services licensed from, and cloud platforms provided by, third parties to offer our digital media services. Any errors or defects in third party software or cloud platforms could result in errors in, or a failure of, our digital media services, which could harm our reputation, our business and force us to seek more expensive alternatives. Failure of these third party systems could cause us to render credits or pay penalties or cause our Publisher Partners to terminate their contractual arrangements with us.

We are subject to certain standard terms and conditions with Amazon Web Services and Google Cloud, companies which have broad discretion to change their terms of service and other policies with respect to us, and those changes may be unfavorable to us.

Real or perceived errors, failures, or “bugs” in the Platform could adversely affect our operating results and growth prospects.

Because the Platform is complex, undetected errors, failures, vulnerabilities, or bugs may occur despite prior testing, especially when updates are deployed. Real or perceived errors, failures, or bugs in our software could result in negative publicity, loss of or delay in market acceptance of the Platform, loss of competitive position, or claims by our Publisher Partners or our users for losses sustained by them.

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

Our success significantly depends on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. Our business, profitability and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

We could be required to cease certain activities or incur substantial costs due to claims of infringement of another party’s intellectual property rights.

Some of our competitors and other third parties may own technology patents, copyrights, trademarks, trade secrets and website content which they may use to assert claims against us. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel.

If we are required to make substantial payments, cease using the challenged intellectual property, obtain a license or redesign existing technology due to any intellectual property infringement claims against us, such payments or actions could have a material adverse effect upon our business and financial results.

We are subject to many laws and regulations in the United States and abroad that are constantly evolving and involve matters central to our business.

We are subject or will be subject in the future to myriad constantly evolving laws, statutes and regulations in the United States as well as in other countries where we may do business. These include, among others, privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services, and the related compliance costs. Our failure to comply with these laws and regulations could adversely affect our business and cause significant penalties to be imposed on us.

In particular, the growth and development of Internet content, commerce and communities may prompt more stringent consumer protection, privacy, and data protection laws, both in the United States and abroad, as well as new laws governing their taxation. Compliance with any newly adopted laws may prove difficult and costly for us.

Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability, regulatory exposure, reputational harm and increased security costs.

We and our third party service providers experience attempted cyber-attacks of varying degrees on a regular basis, one of which infiltrated our systems and accessed a limited amount of our non-financial and encrypted data. We expect to incur significant, increasing costs in ongoing efforts to detect and prevent cybersecurity-related incidents. We cannot ensure that our efforts to prevent cyber security incidents will succeed. While we purchase liability coverage for certain of these types of matters, a significant cybersecurity incident could subject us to reputational harm, loss of revenue, financial liability and other damage that may exceed our insurance coverage and preclude us from obtaining adequate insurance levels in the future.

Existing or future strategic alliances, long-term investments and acquisitions may have a material and adverse effect on our business, reputation, and results of operations.

We may enter strategic business relationships with third parties to further our business purpose from time to time. These alliances could subject us to risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association.

Future acquisitions and the subsequent integration of new assets and businesses into our own will require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquisitions may not achieve our goals and could be viewed negatively by users, business partners or investors, use substantial amounts of cash, cause potentially dilutive issuances of equity securities, require significant goodwill impairment charges or amortization expenses for other intangible assets and expose us to unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to, in some cases, having to obtain shareholders’ approval, we may also have to obtain approvals and licenses from relevant authorities for the acquisitions, which could result in increased delay and costs.

Our products may require availability of components or known technology from third parties and their non-availability can impede our growth.

We license/buy certain technology integral to our products from third parties, including open-source and commercially available software. Our inability to acquire and maintain any third party product licenses or integrate the related third party products into our products in compliance with license arrangements, could result in delays in product development until equivalent products can be identified, licensed and integrated. We also expect to require new licenses in the future as our business grows and technology evolves. We cannot provide assurance that these licenses will continue to be available to us on commercially reasonable terms, if at all.

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made acts, such as war and terrorism.

Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Furthermore, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our Publisher Partners’ businesses or the U.S. economy as a whole. Our technology infrastructure may also be vulnerable to computer viruses, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays and loss of critical data. We may not have sufficient protection or recovery plans in some circumstances. As we rely heavily on our computer and communications systems and the Internet to conduct our business and provide high-quality user and customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our Publisher Partners’ businesses, which could adversely affect our business, results of operations, and financial condition.

Compliance with the reporting obligations under the United States securities laws and Section 404 of Sarbanes-Oxley requires expenditure of capital and other resources and may divert management’s attention. If we fail to comply with these reporting obligations or to maintain adequate internal controls our operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, Sarbanes-Oxley and other applicable securities rules and regulations, including the preparation of annual reports, quarterly reports, and current reports. Complying with these rules and regulations have caused us and will continue to cause us to incur additional legal and financial compliance costs and make some activities more difficult, time-consuming and costly. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which may result in increased threatened or actual litigation.

In preparing our financial statements for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting, which were remediated in 2023 with the implementation of additional controls and procedures. However, we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations, cause us to lose investor confidence, prevent us from obtaining capital on favorable terms or at all, and subject us to sanctions or investigations by the SEC, the NYSE American or other regulatory authorities.

If we fail to timely meet our reporting obligations under the Exchange Act, Sarbanes-Oxley and other applicable securities rules and regulations in their entirety, we could be subject to penalties under federal securities laws and regulations of the NYSE American and face lawsuits, and we will not be able to obtain independent accountant certifications required for public companies under Sarbanes-Oxley.

Unfavorable economic and market conditions could adversely affect our business, reputation, and results of operations.

Our services, products, properties, and our ability to access the capital markets on terms acceptable or at all may be adversely impacted by uncertain economic conditions, including but not limited to, regional conflicts, pandemics, adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates, inflation, economic downturns, recessions, contraction in the availability of credit, and the effects of government initiatives to manage economic conditions.

Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions to manage risks from potential instability in the banking system, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful.

We cannot predict how future economic conditions will affect our users and Publisher Partners and any negative impact on our users or Publisher Partners may also have an adverse impact on our own results of operations or financial condition.

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

We have a history of losses.

In the year ended December 31, 2023, we had net loss of approximately $193.8 million compared to approximately $135.0 million for the year ended December 31, 2022. Our accumulated deficit as of December 31, 2023 was approximately $373.1 million. In fiscal 2023, we had net loss of approximately $55.6 million compared to approximately $70.9 million in fiscal 2022. Our accumulated deficit as of December 31, 2022 was approximately $378.7 million. We may continue to incur losses in the future if we do not achieve sufficient revenue or adequately reduce costs to achieve and maintain profitability. There is no assurance that our operations will generate sufficient cash flows to support our continued operations in the future without needing to seek additional capital funding or borrowings. We can provide no assurance that if we need to seek such additional outside capital that it will be available on favorable terms or at all. Any failure to achieve and maintain profitability could have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if the Business Combination is not consummated and we are unable to refinance or modify the terms of the Third A&R NPA and the underlying debt with Renew.

For the year ended December 31, 2023, Arena incurred a net loss of $55.6 million. For year ended December 31, 2023 and year ended December 31, 2022, our cash on hand of $9.3 million and $13.9 million and a working capital deficit of $63.3 million and $137.7 million, respectively. Arena’s net loss and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due.

As a result, management determined there is substantial doubt about Arena’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless (i) Arena closes the transactions contemplated by the business combination agreement by and among the Company, Simplify, Bridge Media Networks, LLC (“Bridge Media”), New Arena Holdco, Inc (“New Arena”) and the other parties dated November 5, 2023, as amended on December 1, 2023 (the “Business Combination”) and (ii) Arena is able to refinance or modify the terms of the Third A&R NPA and the underlying debt with Renew, which is subject to a forbearance period through the earlier of the following: (a) April 30, 2024, (b) the closing of the Business Combination, and (c) the termination of the Business Combination, and establishes debt payments that are serviceable by the Company’s cash flow. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that financing sources will be available to us on commercially acceptable terms or if at all, that our plans to consummate the Business Combination will be successful or the Company will be able to refinance or modify the terms of the Third A&R NPA and the underlying debt with Renew. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For example, we could face claims relating to information published or made available on the Platform. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights and rights of publicity and privacy. We might not be able to monitor or edit a significant portion of the content that appears on the Platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could also face fines or orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business could be seriously harmed.

Our employees are highly experienced, having worked in our industry for many years and prior employers may try to assert that our employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. We believe that all of our employees are free to work for us in their various capacities and have not breached past employment arrangements. Notwithstanding our care in our employment practices, a prior employer may assert a claim against us. Such claims can be costly to contest, disruptive to our work environment, and may be detrimental to our operations and financial results.

Moreover, insurance may not cover any such claims that rise in the ordinary course of business, may not provide sufficient payments to cover all the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our common stock. Litigation may result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2023, we had federal net operating loss carryforwards, or NOLs, due to prior period losses of $193.8 million, and certain NOLs could expire before we generate sufficient taxable income to make use of our NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit certain NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. If an “ownership change” occurs, Section 382 would impose an annual limit on certain pre-ownership NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and certain net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.

RISKS RELATED TO GOVERNANCE AND COMMON STOCK

We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel, the loss of which could adversely affect our business.

We are dependent on the continued services and on the performance of our key executive officers, management team, and other key personnel. We also depend on our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, sales, operational, business development, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The loss or limitation of the services of any of our executive officers, members of our management team, or other key personnel or the inability to attract and retain additional qualified key personnel, could have a material adverse effect on our business, financial condition, or results of operations.

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

Following the consummation of the Business Combination, we will be a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to reduced disclosure obligations, including with respect to executive compensation, in our periodic reports, proxy statements, and registration statements. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the prior June 30, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the prior June 30. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our Certificate of Incorporation provides that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. In addition, Section 145 of the DGCL or our Certificate of Incorporation provides that:

●	We indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a legal proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
●	The rights conferred in our Certificate of Incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons.
●	We may not retroactively amend our Certificate of Incorporation or indemnification agreement, if any, to reduce our indemnification obligations to directors, officers, employees, and agents.

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

Stocks of companies in the media and technology industries have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock, some of which are beyond our control and may not be related to our operational or financial performance, include, among others, the following:

●	price and volume fluctuations in the overall stock market from time to time;
●	announcements of new products, solutions or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
●	fluctuations in the trading volume of our shares or the size of our public float, including in connection with an acquisition;
●	sales of large blocks of our common stock;
●	actual or anticipated changes or fluctuations in our results of operations or financial projections;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	recruitment or departures of key personnel;
●	governmental or regulatory developments or actions, or litigation involving us, our industry, or both
●	general economic conditions and trends, including inflation and fluctuating interest rates;

●	general political conditions and trends, political instability and acts of war or terrorism, including the ongoing conflict between Russia and Ukraine, as well as in the Middle East;
●	public health crises and related measures to protect the public health (such as the COVID-19 pandemic);
●	major catastrophic events in our domestic and foreign markets;
●	changes in accounting standards, policies, guidelines, interpretations, or principles; and
●	“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Our Board has the authority to issue any or all authorized but unissued shares of our common stock at any price and, with regard to our preferred stock, at any price and with any attributes our Board considers appropriate, absent stockholder approval. The issuance of additional shares of our common stock in the future will reduce the proportionate ownership and voting power of current stockholders and may negatively impact the market price of our common stock. Moreover, the sale or distribution of a substantial number of shares of our common stock, particularly sales by us or our directors, executive officers, and principal stockholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our common stock to decline. In addition, shares subject to outstanding warrants as well as the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance, subject to compliance with applicable securities laws. Further, we also may issue our capital stock or securities convertible into our capital stock, from time to time in connection with financing, an acquisition, investments, or otherwise. Any of the aforementioned activity, could result in substantial dilution to our existing stockholders and cause the market price of common stock to decline.

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

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.

As a tech-powered media company, we face cybersecurity threats, such as ransomware and denial-of-service, and attacks on technical infrastructure. Our customers and suppliers face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations.

The sophistication of threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our systems and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to confidential or sensitive information could also adversely affect our business and reputation. Our customers (including sites that we operate for our customers) and suppliers experience similar security threats.

If we are unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures; and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third party data (such as suppliers) could be compromised, which could adversely affect our business. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.

Given the persistence, sophistication, volume and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

Our suppliers face similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. Breaches in our supply chain could in the future compromise our data and adversely affect customer deliverables. We also must rely on our supply chain for adequately detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner. Failures by our suppliers could result in damages to you and have an adverse effect on our business and operations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

As a tech-powered media company, we face cybersecurity threats, such as ransomware and denial-of-service, and attacks on technical infrastructure. Our customers and suppliers face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations.

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program addresses cybersecurity risks to the corporate information technology (“IT”) environment including systems, hardware, software, data, people, and processes.

The Audit Committee of the Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks. Our VP of Information Security regularly briefs senior leadership on our cybersecurity and information security posture including on the prevention, detection, mitigation, and remediation of cybersecurity incidents, and senior leadership will then brief the Audit Committee. In the event of an incident, we intend to follow our incident response playbook, which outlines our planned response from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

Our security team is responsible for our overall information security strategy, including policy, security engineering, operations and cyber threat detection and response. Our security team has extensive experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes. Employees outside of our security team also have a role in our cybersecurity defenses, and they are given training which we believe improves our cybersecurity.

Third parties also play a role in our cybersecurity risk management strategy. We engage third parties to conduct risk assessments and evaluations of our security controls. Such risk assessment and evaluations identify, quantify, and categorize any cyber risks. In addition, we, along with third party cyber risk management specialists, develops a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the assessment and evaluation process. Third party cybersecurity risk management engagement also includes activities such as penetration testing, independent audits or consulting on best practices to address new challenges. We include security and privacy addendums to our contracts where applicable. We have also commenced third party risk management assessments to help manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident.

Our VP of Information Security and cybersecurity stakeholders regularly brief the senior leadership team on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, the emerging threat landscape, and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, regulatory compliance, results of operations, or financial condition. The Company proactively seeks to detect and investigate unauthorized attempts and attacks against Company IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to Company service delivery; however, potential vulnerabilities to known or unknown threats will still remain. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties

As of December 31, 2023, we had two leases in California. In Santa Monica, California we have a leased space which we sublet that terminates in November 2024. In Carlsbad, California we have a lease for office space that is partially sublet. We do not occupy the balance of the space. The Carlsbad lease terminates in March 2025. As we operate our business principally in a virtual environment, these two leased spaces are not utilized in our operations. To the extent we need to lease physical properties in the future, we believe we would be able to find suitable properties at market rates.

Item 3. Legal Proceedings

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. Except as described in Note 27, Commitments and Contingencies to our accompanying consolidated financial statements under Item 8 of this Annual Report, as of the date of this Annual Report, we are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

On January 30, 2024, our former President of Media filed an action against us and Manoj Bhargava, alleging claims for breach of contract, failure to pay wages and defamation, among other things, in the United States District Court of the Southern District of New York, and seeking damages in an unspecified amount. We believe that we have strong defenses to these claims and intend to vigorously defend ourselves and the allegations made in this lawsuit.

On March 21, 2024, our former CEO and Chairman of the Board filed an action against us, members of the Board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20 million. We believe that we have strong defenses to these claims and intend to vigorously defend ourselves and the allegations made in this lawsuit.

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

Holders

As of March 28, 2024, there were approximately 162 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our key operating metrics are:

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

We monitor and review our key operating metrics as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods as indicated in the Results of Operations section below. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

For pricing indicators, we focus on RPM as it is the pricing metric most closely aligned with monthly average pageviews. RPM is an indicator of yield and pricing driven by both advertising density and demand from our advertisers.

Monthly average pageviews are measured across all properties hosted on the Platform and provide us with insight into volume, engagement and effective page management and are therefore our primary measure of traffic. We utilize a third party source, Google Analytics, to confirm this traffic data.

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

For the years ended December 31, 2023 and 2022 our RPM was $23.95 and $18.17, respectively. The 32% increase in RPM reflects a significant increase in video advertising as a percentage of total digital advertising as digital video advertising is sold at a significantly higher price than digital display advertising. For the years ended December 31, 2023 and 2022 our monthly average pageviews were 464,261,595 and 489,659,595, respectively. The 5% decrease in monthly average pageviews reflects algorithmic changes at Google, Facebook and other platforms which subdued user click-throughs to the original content.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. Increases in inflation, rising interest rates, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the remaining effects of the COVID-19 pandemic may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash and Working Capital Facility

As of December 31, 2023, our principal sources of liquidity consisted of cash of $9,284 and accounts receivable, net of our advances under the Arena Credit Agreement of $25,202. As of December 31, 2023, the outstanding balance of the Arena Credit Agreement was $19,609. On March 13, 2024 the Arena Credit Agreement was refinanced with the Simplify Loan. As of the issuance date of our accompanying consolidated financial statements our cash balance is $4,151 and the balance outstanding under the Simplify Loan is $7,748, with the additional availability of $17,252.

Our accompanying consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We had revenues of $244,203 during fiscal 2023 and have experienced recurring net losses from operations and negative operating cash flows. Consequently, we were dependent upon continued access to funding and capital resources from both new investors and related parties. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our growth plan and plan of operations. These financings may include terms that may be highly dilutive to existing stockholders.

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

Most recently, for the year ended December 31, 2023, we incurred a net loss from continuing operations of $55,582, had cash on hand of $9,284 and a working capital deficit of $145,622. Our net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Also, since our 2023 Notes, Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (as further described below) (collectively “our current debt”) are subject to a forbearance period through the earlier of the following: (a) April 30, 2024, (b) the closing of the Business Combination, and (c) the termination of the Business Combination (see Note 28, Subsequent Events, in our accompanying consolidated financial statements), unless we are able to refinance or modify the terms of our current debt we run the risk that our debt could be called, therefore, we may not be able to meet our obligations when due.

In our evaluation, management determined there is substantial doubt about our ability to continue as a going concern for a one-year period following the financial statement issuance date, unless we are able to refinance or modify our current debt.

We plan to refinance or modify the maturities of our current debt and complete the Business Combination to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, however, there can be no assurance that we will be able to refinance or modify our current debt and complete the Business Combination.

Debt Financings and Obligations

Net proceeds from our debt financings consisted of the following:

Arena Credit Agreement. We were party to a financing and security agreement with SLR (the “Arena Credit Agreement”), as amended on December 15, 2022 and August 31, 2023, pursuant to which SLR extended a $40,000 line of credit for working capital purposes secured by a first lien on all our cash and accounts receivable and a second lien on all other assets. Borrowings under the facility bore interest at the prime rate plus 4% per annum of the amount advanced and had a maturity date of December 31, 2025. The aggregate principal amount outstanding, plus accrued and unpaid interest as of December 31, 2023 was $19,609. On March 13, 2024, the Arena Credit Agreement was refinanced by the Simplify Loan, which bears interest at 10% per annum of the amount advanced and has a maturity date of March 13, 2026.

2023 Notes. Pursuant to the Third A&R NPA (as defined below), on August 31, 2023, we issued $5,000 aggregate principal amount of notes with additional borrowings of $1,000 on September 29, 2023 and $2,000 on November 23, 2023 (the “2023 Notes”). On December 1, 2023, Renew, an affiliated entity of Simplify, in its capacity as agent for the purchasers and as purchaser, purchased the 2023 Notes from BRF Finance Co., LLC (“BRF Finance”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”). Borrowings under the 2023 Notes bore interest at 10% per annum. On December 29, 2023, we failed to make the interest payment due on the 2023 Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (further details are provided under the heading Arena Loan Agreement in Note 28, Subsequent Events in our accompanying consolidated financial statements). The balance outstanding under our 2023 Notes as of December 31, 2023 was $8,000.

Bridge Notes. Pursuant to the Third A&R NPA (as defined below), on December 15, 2022, we issued $36,000 aggregate principal amount of senior secured notes (the “Bridge Notes”). On December 1, 2023, Renew, an affiliated entity of Simplify, in its capacity as agent for the purchasers and as purchaser, purchased the Bridge Notes from BRF Finance. We received net proceeds of $34,728, after the payment of $1,000 to B. Riley for an advisory fee and $272 for other legal costs, from the issuance of the Bridge Notes. Interest on the Bridge Notes was payable in cash at a rate of 10% per annum as amended on August 31, 2023, from 12% per annum quarterly, with an increase in the interest rate by 1.5% per annum on March 1, 2023, May 1, 2023 and July 1, 2023. On December 29, 2023, we failed to make the interest payment due on the Bridge Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (further details are provided under the heading Arena Loan Agreement in Note 28, Subsequent Events in our accompanying consolidated financial statements). The Bridge Notes are subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that we apply the net proceeds from certain debt incurrences or equity offerings to repay the Bridge Notes. We may elect to prepay the Bridge Notes, at any time, at our option at 100% of the principal amount. The Bridge Notes are secured by liens on the same collateral that secures indebtedness under our outstanding Senior Secured Notes (as defined below) and are guaranteed by our subsidiaries that guarantee the Third A&R NPA. The Note Purchase Agreement contains covenants and events of default substantially similar to those contained in the note purchase agreement that governed the Third A&R NPA. The proceeds received were used for the acquisition of Men’s Journal and to repay $5,928 of our existing Delayed Draw Term Notes (as defined below). The balance outstanding under our Bridge Notes as of December 31, 2023 was $36,000.

Senior Secured Notes. We are party to a third amended and restated note purchase agreement (the “Third A&R NPA”), with Renew, an affiliated entity of Simplify, where we issued senior secured notes (the “Senior Secured Notes”). On December 1, 2023, Renew purchased the Senior Secured Notes from BRF Finance. The Senior Secured Notes bear interest at a rate of 10% per annum. Interest payments are payable at Renew’s discretion either in cash quarterly in arrears on the last day of each quarter or by adding the interest to the outstanding principal amount. On December 29, 2023, we failed to make the interest payment due on the Senior Secured Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (further details are provided under the heading Arena Loan Agreement in Note 28, Subsequent Events in our accompanying consolidated financial statements). The balance outstanding under our Senior Secured Notes as of December 31, 2023 was $62,691, which included outstanding principal of $48,791 and payment of in-kind interest of $13,900 that we were permitted to add to the aggregate outstanding principal balance.

Delayed Draw Term Notes. Pursuant to the Third A&R NPA, we agreed to issue delayed draw term notes (the “Delayed Draw Term Notes”). On December 1, 2023, Renew, an affiliated entity of Simplify, in its capacity as agent for the purchasers and as purchaser, purchased the Delayed Draw Term Notes from BRF Finance. The Delayed Draw Term Notes bear interest at a rate of 10% per annum. Interest payments are payable, at Renew’s discretion, either in cash quarterly in arrears on the last day of each fiscal quarter or in kind in arrears on the last day of each fiscal quarter. On December 29, 2023, we failed to make the interest payment due on the Delayed Draw Term Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (further details are provided under the heading Arena Loan Agreement in Note 28, Subsequent Events in our accompanying consolidated financial statements). We paid $5,928 in principal on December 31, 2022. The Delayed Draw Term Notes have a maturity date of December 31, 2026. The balance outstanding under the Delayed Draw Term Notes as of December 31, 2023 was $4,000.

Acquisition

On January 11, 2023, we entered into an asset purchase agreement with Teneology, Inc., pursuant to which we acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing; (2) $75 cash payments due in three equal installments of $25 on March 1, 2023 (paid), April 1, 2023 (paid) and May 1, 2023 (paid); (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions; and (4) the issuance of 274,692 shares of our common stock, subject to certain lock-up provisions, on the closing date with a fair value of $2,000 (fair value was determined based on an independent appraisal); and which is subject to a put option under certain conditions. The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share).

Off-Balance Sheet Arrangements

None.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 7, Leases, Note 15, Liquidated Damages Payable, Note 18, Bridge Notes, and Note 19, Long-term Debt, in our accompanying consolidated financial statements for amounts outstanding as of December 31, 2023, related to leases, liquidated damages, bridge financing and long-term debt.

During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and as of December 31, 2023 we remain responsible for $1,439 over the remaining lease term. The lease provides for fixed payments of $89 for three months, $92 for twelve months and $94 for twelve months, with an estimate of common expenses per month of $25 through the end of the lease term. Pursuant to two subleases entered into during 2023, the sublessees will pay us an aggregate of $312, net of security deposits, through March 2025.

We also subleased our office space in Santa Monica, California in November 2021 and remain responsible to the original lessor for $373 through October 2024. Pursuant to the sublease, the sublessee will pay us an aggregate of $225 through October 2024.

During 2021, we entered into a termination agreement of our sublease agreement for a property located in New York, New York and remain responsible for $4,000 in cash payments to the sublandlord through October 2024.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023	2022
Current assets	$90,399	$78,695
Current liabilities	(236,021)	(216,364)
Working capital deficit	(145,622)	(137,669)

As of December 31, 2023, we had a working capital deficit of $145,622, as compared to $137,669 as of December 31, 2022, consisting of $90,399 in total current assets and $236,021 in total current liabilities. As of December 31, 2022, our working capital deficit consisted of $78,695 in total current assets and $216,364 in total current liabilities.

Our cash flows during the years ended December 31, 2023 and 2022 consisted of the following:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(24,772)	$(11,304)
Net cash used in investing activities	(3,212)	(38,590)
Net cash provided by financing activities	22,895	54,416
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,089)	$4,522
Cash, cash equivalents, and restricted cash, end of year	$9,284	$14,373

For the year ended December 31, 2023, net cash used in operating activities was $24,772, consisting primarily of $239,737 of cash paid to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and for revenue share arrangements and professional services, and $12,101 of cash paid for interest, offset by $227,066 of cash received from customers. For the year ended December 31, 2022, net cash used in operating activities was $11,304, consisting primarily of $219,282 of cash paid to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $9,528 of cash paid for interest, offset by $219,407 of cash received from customers.

For the year ended December 31, 2023, net cash used in investing activities was $3,212, consisting primarily of $3,773 for capitalized costs for our Platform and $500 for the acquisition of a business, offset by $1,061 from sale of assets. For the year ended December 31, 2022, net cash used in investing activities was $38,590, consisting primarily of $35,331 for the acquisition of a business, $5,179 for capitalized costs for our Platform, and $530 for property and equipment, offset by $2,450 from the sale of an equity investment.

For the year ended December 31, 2023, net cash provided by financing activities was $22,895, consisting primarily of $11,333 (excluding accrued offering costs of $167) in net proceeds from the public offering of common stock, $5,517 from borrowings under our Arena Credit Agreement, $7,543 (excluding debt issuance costs of $457) in net proceeds from issuance of our 2023 Notes; offset by $1,423 tax payments relating to the withholding of shares of common stock for certain employees, and $75 payment of deferred cash payments for an acquisition. For the year ended December 31, 2022, net cash provided by financing activities was $54,416, consisting primarily of $30,490 (net of issuance costs paid of $1,568) in net proceeds from a public offering of common stock, $28,800 (net of issuance costs paid of $1,272 and payments of $5,928) in proceeds from long term-debt, $2,104 from advancements of our Arena Credit Agreement, and $95 from exercises of common stock options, offset by $4,468 for tax payments relating to the withholding of shares of common stock for certain employees, $2,152 related to payments of restricted stock liabilities, and $453 related to deferred cash payments for an acquisition.

Results of Operations

Comparison of Fiscal 2023 to Fiscal 2022

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$244,203	$220,935	$23,268	10.5%
Cost of revenue	142,240	132,923	9,317	7.0%
Gross profit	101,963	88,012	13,951	15.9%
Operating expenses
Selling and marketing	74,245	72,489	1,756	2.4%
General and administrative	44,152	53,499	(9,347)	-17.5%
Depreciation and amortization	18,924	17,650	1,274	7.2%
Loss on impairment of assets	119	257	(138)	-53.7%
Loss on sale of assets	325	-	325	100.0%
Total operating expenses	137,765	143,895	(6,130)	-4.3%
Loss from operations	(35,802)	(55,883)	20,081	-35.9%
Total other expenses	(19,558)	(12,568)	(6,990)	55.6%
Loss before income taxes	(55,360)	(68,451)	13,091	-19.1%
Income tax benefit	(222)	1,063	(1,285)	-120.9%
Net loss from continuing operations	(55,582)	(67,388)	11,806	-17.5%
Net loss from discontinued operations, net of tax	-	(3,470)	3,470	-100.0%
Net loss	$(55,582)	$(70,858)	$15,276	-21.6%

For the year ended December 31, 2023, the loss from operations improved $20,081 to $35,802 as compared to $55,883 during the year ended December 31, 2022 due to a $23,268 increase in revenue, with a $6,130 decrease in operating expenses. For the year ended December 31, 2023, the net loss was $55,582, a decrease of $15,276 as compared to a net loss of $70,858 for the year ended December 31, 2022 as the improvement in the loss from operations was partially offset by an increase in interest expense of $6,537 included in other expenses.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit from continuing operations:

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Revenue	$244,203	$220,935	$23,268	10.5%
Cost of revenue	142,240	132,923	9,317	7.0%
Gross profit	$101,963	$88,012	$13,951	15.9%

For the year ended December 31, 2023 we had gross profit of $101,963, as compared to $88,012 for the year ended December 31, 2022, an increase of $13,951. Gross profit percentage for the year ended December 31, 2023 was 41.8%, as compared to 39.8% for the year ended December 31, 2022.

The improvement in gross profit percentage was driven by an increase in total revenue of $23,268, or 10.5%, primarily as a result of increased digital advertising due to improved programmatic video inventory monetization. This increase is partially offset by an increase in cost of revenue of $9,317, or 7%, resulting from higher publisher partner revenue share along with increased technology, Platform and software licensing costs.

The following table sets forth revenue from continuing operations by category:

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Digital revenue:
Digital advertising	$135,376	$109,317	$26,059	23.8%
Digital subscriptions	12,764	21,156	(8,392)	-39.7%
Licensing and syndication revenue	18,482	18,173	309	1.7%
Other digital revenue	5,384	1,166	4,218	361.7%
Total digital revenue	172,006	149,812	22,194	14.8%
Print revenue:
Print advertising	9,881	10,214	(333)	-3.3%
Print subscriptions	62,316	60,909	1,407	2.3%
Total print revenue	72,197	71,123	1,074	1.5%
Total revenue	$244,203	$220,935	$23,268	10.5%

For the year ended December 31, 2023, total revenue increased $23,268 to $244,203 from $220,935 for the year ended December 31, 2022. The primary sources of revenue for the year ended December 31, 2023 were as follows: (i) digital advertising of $135,376, (ii) digital subscriptions of $12,764, (iii) licensing and syndication revenue and other digital revenue of $23,866, (iv) print advertising of $9,881 and (v) print subscriptions of $62,316

The primary driver of the increase in our total revenue is derived from digital advertising revenue which benefited from a 32% rise in RPMs due to the higher mix of higher priced digital video advertising in the year ended December 31, 2023 versus the prior year. Other digital revenue, which was mostly e-commerce revenue, increased by $4,218 to $5,384. These improvements were partially offset by a decrease in digital subscriptions of $8,392, resulting in a $22,194, or 14.8%, increase in total digital revenue for the year ended December 31, 2023 as compared to the prior year period. In addition, total print revenue increased by $1,074 as print advertising decreased by $333 and print subscriptions grew by $1,407.

Cost of Revenue

The following table sets forth cost of revenue from continuing operations by category:

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Publisher Partner revenue share payments	$27,174	$20,108	$7,066	35.1%
Technology, Platform and software licensing fees	20,990	18,294	2,696	14.7%
Royalty fees	15,000	15,000	-	0.0%
Content and editorial expenses	48,250	44,669	3,581	8.0%
Printing, distribution and fulfillment costs	15,391	14,835	556	3.7%
Amortization of developed technology and platform development	8,782	9,459	(677)	-7.2%
Stock-based compensation	6,562	10,235	(3,673)	-35.9%
Other cost of revenue	91	323	(232)	-71.8%
Total cost of revenue	$142,240	$132,923	$9,317	7.0%

For the year ended December 31, 2023, we recognized cost of revenue of $142,240, as compared to $132,923 for the year ended December 31, 2022, representing an increase of $9,317. Cost of revenue for the year ended December 31, 2023 was impacted by increases in (i) Publisher Partner revenue share payments of $7,066, (ii) technology, Platform and software licensing fees of $2,696, (iii) content and editorial expenses of $3,581, and (iv) printing, distribution and fulfillment costs of $556; partially offset by a decrease in stock-based compensation of $3,673.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$19,106	$14,467	$4,639	32.1%
Stock-based compensation	1,659	2,772	(1,113)	-40.2%
Professional marketing services	3,406	4,528	(1,122)	-24.8%
Circulation costs	5,257	5,006	251	5.0%
Subscription acquisition costs	38,112	37,190	922	2.5%
Advertising costs	4,372	5,987	(1,615)	-27.0%
Other selling and marketing expenses	2,333	2,539	(206)	-8.1%
Total selling and marketing	$74,245	$72,489	$1,756	2.4%

For the year ended December 31, 2023, we incurred selling and marketing costs of $74,245 as compared to $72,489 for the year ended December 31, 2022. The increase in selling and marketing costs of $1,756 is primarily related to increases in (i) payroll and employee benefits of $4,639, (ii) circulation costs of $251, and (iii) subscription acquisition costs of $922; partially offset by decreases in (i) professional marketing services costs of $1,122, (ii) advertising costs of $1,615 and (iii) stock-based compensation costs of $1,113.

General and Administrative

The following table sets forth general and administrative expenses from continuing operations by category:

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$14,337	$15,800	$(1,463)	-9.3%
Stock-based compensation	10,839	18,338	(7,499)	-40.9%
Professional services, including accounting, legal and insurance	12,229	13,364	(1,135)	-8.5%
Other general and administrative expenses	6,747	5,997	750	12.5%
Total general and administrative	$44,152	$53,499	$(9,347)	-17.5%

For the year ended December 31, 2023, we incurred general and administrative costs of $44,152 as compared to $53,499 for the year ended December 31, 2022. The $9,347 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $7,499, payroll and related expenses of $1,463 and professional services of $1,135.

Other Expenses

The following table sets forth other expenses:

	Years Ended December 31,		2023 versus 2022
	2023	2022	$ Change	% Change
Change in fair value of contingent consideration	$(1,010)	$-	$(1,010)	100.0%
Interest expense, net	(17,965)	(11,428)	(6,537)	57.2%
Liquidated damages	(583)	(1,140)	557	-48.9%
Total other expenses	$(19,558)	$(12,568)	$(6,990)	55.6%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $1,010 for the year ended December 31, 2023 represents the change in the put option on our common stock in connection with the acquisition of Fexy Studios. As part of that acquisition consideration, we issued 274,692 shares of our common stock, which was subject to a put option under certain conditions (as further described in Note 17, Fair Value Measurement in our accompanying consolidated financial statements).

Interest Expense. We incurred interest expense, net of $17,965 for the year ended December 31, 2023, as compared to $11,428 for the year ended December 31, 2022. The increase in interest expense of $6,537 was primarily from additional interest from our debt.

Liquidated Damages. We recorded liquidated damages of $583 for the year ended December 31, 2023, as compared to $1,140 for the year ended December 31, 2022. The decrease of $557 in liquidated damages recorded for the year ended December 31, 2023, is primarily because in 2022 we had an assessment under certain agreements as a result of filing a registration statement outside of the agreed upon filing deadline.

Income Taxes

Income Taxes. For the year ended December 31, 2023, we recorded an income tax provision of $222 primarily related to tax deductible goodwill. For the year ended December 31, 2022, we recorded an income tax benefit of $1,063 primarily from our acquired deferred tax liabilities from an acquisition during the year and change in valuation allowance as of year-end that was, in part, offset by certain previous acquisitions related to tax deductible goodwill.

For further details refer to Note 24, Income Taxes, in our accompanying consolidated financial statements.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in valuation of contingent consideration, (vi) liquidated damages, (vii) loss on impairment of assets, (viii) loss on sale of assets; (ix) employee retention credit, (x) employee restructuring payments; and (xi) professional and vendor fees.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations is that Adjusted EBITDA:

●	does not reflect interest expense and financing fees, or the cash required to service our debt, which reduces cash available to us;

●	does not reflect income tax provision or benefit, which is a noncash income or expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in valuation of contingent consideration and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect any losses from the sale of assets, which is a noncash operating expense
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the CARES Act;
●	does not reflect payments related to employee severance and employee restructuring changes for our former executives; and
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
	2023	2022
Net loss	$(55,582)	$(70,858)
Loss from discontinued operations, net of tax	-	3,470
Loss from continuing operations	(55,582)	(67,388)
Add (deduct):
Interest expense, net (1)	17,965	11,428
Income tax provision (benefit)	222	(1,063)
Depreciation and amortization (2)	27,706	27,109
Stock-based compensation (3)	19,060	31,345
Change in fair value of contingent consideration (4)	1,010	-
Liquidated damages (5)	583	1,140
Loss on impairment of assets (6)	119	257
Loss on sale of assets (7)	325	-
Employee retention credit (8)	(6,868)	-
Employee restructuring expenses (9)	5,367	679
Professional and vendor fees (10)	1,194	-
Adjusted EBITDA	$11,101	$3,507

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $2,378 and $1,581 for amortization of debt discounts for the years ended December 31, 2023 and 2022, respectively, as presented in our consolidated statements of cash flows, which are noncash items. Investors should note that interest expense will recur in future periods.

(2)	Depreciation and amortization related to our developed technology and Platform is included within cost of revenue of $8,782 and $9,459, for the years ending December 31, 2023 and 2022, respectively, and depreciation and amortization is included within operating expenses of $18,924 and $17,650 for the years ending December 31, 2023 and 2022, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the acquisition of Fexy Studios.
(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)	Loss on impairment of assets represents certain assets that are no longer useful.
(7)	Loss on sale of assets represents non-recurring losses for sale of assets.
(8)	Employee retention credit represents payroll related tax credits under the CARES Act.
(9)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments to our former Chief Executive Officer for the years ended December 31, 2023 and 2022, respectively.
(10)	Professional and vendor fees represents fees that are nonrecurring in connection with the Business Combination resulting in a change of control, including fees incurred by consultants, accountants, lawyers, and other vendors.

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

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Revenue

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers. We account for revenue on a gross basis, as compared to a net basis, in our statement of operations. We have made this determination based on our control of the advertising inventory and the ability to monetize the advertising inventory or publications before transfer to the customer and because we are also the primary obligor responsible for providing the services to the customer. Cost of revenue is presented as a separate line item on the consolidated statements of operations.

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

Platform Development

For the years presented, substantially all of our technology expenses are development costs for our Platform that were expensed as incurred or capitalized as intangible costs. Technology costs are expensed as incurred or in accordance with applicable guidance that requires costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We operate as one reporting unit, therefore, the impairment test is performed at the consolidated entity level. Recoverability of goodwill is determined by comparing the fair value of our reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of our reporting unit is determined to be less than the carrying value of our net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of our other assets and liabilities.

Stock-Based Compensation

We provide stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2022 or 2021), and (d) common stock warrants to ABG (all as further described in Note 22, Stock-Based Compensation, in our accompanying consolidated financial statements).

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

The fair value measurement of equity awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of our common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with our independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants are determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model.

Fair value determined under the Black-Scholes option-pricing model and Monte Carlo model is affected by several variables, the most significant of which are the life of the stock award, the exercise price of the stock option or warrant, as compared to the fair market value of our common stock on the grant date, and the estimated volatility of our common stock over the term of the stock award. Estimated volatility was determined under the (1) “Probability Weighted Scenarios” (prior to our reverse stock split on February 8, 2022) where one scenario assumes that our common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”) where the estimated volatility was based on evaluating the average historical volatility of a group of peer companies that are publicly traded and the second scenario assumes our common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”) where the historical volatility of our common stock was evaluated based upon market comparisons; and the (2) “Up-list Scenario” (after our reverse stock split on February 8, 2022) where our estimated volatility is based on evaluating the average historical volatility of a group of peer companies that are publicly traded after we up-listed to the NYSE American. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of our common stock.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Remediation of the Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in Part II, Item 9A to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023, we did not maintain effective internal control over financial reporting because of the material weaknesses described below.

Specifically, in preparing our financial statements for the year ended December 31, 2022, we identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2022: (i) we had inadequate segregation of duties consistent with control objectives related to our information technology general controls (“ITGCs”), specifically as it relates to change management; and (ii) there was insufficient validation of non-Google impression data provided by certain third party service providers.

These material weaknesses were remedied in fiscal 2023 by (i) implementing new permissions and approval requirements in our change management process in our systems previously identified with inadequate segregation of duties and (ii) obtaining, reviewing, and mapping a System and Organization Controls – SOC 1 Type 2 report from third party service providers for the effectiveness of third party controls relevant to our internal control over financial reporting, including validation of impression data, and implementing compensating management controls to further validate non-Google impressions data provided by certain third party service providers.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation of the Previously Reported Material Weaknesses in Internal Control Over Financial Reporting,” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On December 29, 2023, we failed to make the interest payment due pursuant to the Third A&R NPA (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Secured Notes”) in the amount of approximately $2.8 million, resulting in an event of default under the Arena Notes. On January 5, 2024, we entered into a forbearance agreement (the “Forbearance Agreement”) with Renew Group Private Limited, the lender under the Third A&R NPA, pursuant to which Renew agreed to a forbearance period through March 29, 2024, while reserving its rights and remedies. On March 27, 2024, the forbearance period was extended through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing. The outstanding principal on the Arena Notes was approximately $110.7 million as of December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2023.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2023.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023 and 2022.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Business Combination Agreement, dated as of November 5, 2023, among The Arena Group Holdings, Inc., Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
2.13	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.

3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
4.20*	Description of Securities.
10.1	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.2	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.3	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.
10.4	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.5	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.6	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.7	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.8	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.

10.9	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.
10.10	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.11	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.12	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.13	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.14	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.
10.15	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.16	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.17	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2019.
10.18	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.19	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.
10.20	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.21	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.22	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.23	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.
10.24	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.25	Third Amended and Restated Note Purchase Agreement, dated December 15, 2022, by and among the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022.
10.26	Sixth Amendment to Financing and Security Agreement, dated December 15, 2022, by and among the Company, the subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022.
10.27	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.28	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.29	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on August 16, 2021.
10.30	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as Exhibit 10.54 to our Annual Report on Form 10-K filed on August 16, 2021.

10.31	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as Exhibit 10.59 to our Annual Report on Form 10-K filed on August 16, 2021.
10.32+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on August 16, 2021.
10.33+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on August 16, 2021.
10.34+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as Exhibit 10.71 to our Annual Report on Form 10-K filed on August 16, 2021.
10.35+	First Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.80 to our Annual Report on Form 10-K filed on August 16, 2021.
10.36+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.81 to our Annual Report on Form 10-K filed on August 16, 2021.
10.37+	Form of Restricted Equity Award Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.82 to our Annual Report on Form 10-K filed on August 16, 2021.
10.38+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.83 to our Annual Report on Form 10-K filed on August 16, 2021.
10.39+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.84 to our Annual Report on Form 10-K filed on August 16, 2021.
10.40+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.85 to our Annual Report on Form 10-K filed on August 16, 2021.
10.41	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.42+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.
10.43+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.44+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.
10.45	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.122 to our Annual Report on Form 10-K filed on April 9, 2021.
10.46+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.47+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.
10.48+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.49+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.50+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.51+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.52	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.53+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.54+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.55+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.56+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.

10.57+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.58+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.59	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.60	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.61	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.62	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.63	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.64	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.65	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.
10.66	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.67	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.68	Third Amendment to Financing and Security Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet, Inc., College Spun Media Incorporated, and Fast Pay Partners LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2021.
10.69+	Amendment No. 1 to Second Amended & Restated Executive Employment Agreement, dated as of December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.
10.70	Form of Stock Purchase Agreement by and between the Company and certain investors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.
10.71	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 15, 2021.
10.72^	Amended Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2022.
10.73^	Amendment No. 5 to Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.73 to our Annual Report on Form 10-K filed on March 31, 2023.
10.74	Form of Common Stock Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023.
10.75+	Amended and Restated 2022 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
10.76	Binding Letter of Intent, dated August 14, 2023, by and between the Company and Simplify Inventions, LLC, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.77	Form of Voting and Support Agreement, dated August 14, 2023, by and between the Company and certain stockholders. which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.78	Amendment to Third Amended and Restated Note Purchase Agreement, dated August 14, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.79+	Amendment No. 3 to Second Amended & Restated Executive Employment Agreement, dated as of September 7, 2023, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.

10.80+	First Amendment to Executive Employment Agreement, dated August 15, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.81+	Severance Agreement, dated August 14, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.82+	Severance Agreement, dated August 14, 2023, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.83	Seventh Amendment to Financing and Security Agreement, dated August 31, 2023, by and among the Company, certain subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.84	Side Letter to Licensing Agreement, dated October 1, 2023, by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.85	Common Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and 5-Hour International Corporation Pte. Ltd. , which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.86#	Preferred Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and The Hans Foundation USA, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.87	Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated December 1, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.88	Waiver of Liquidated Damages and Release of Claims, dated December 1, 2023, by and among the Company, Simplify Inventions, LLC and B. Riley Principal Investments, LLC, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.89	Forbearance Letter, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 5, 2024.
10.90	Subscription Agreement, dated February 14, 2024, by and between the Company and Simplify, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024.
10.91*	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024.
21.1*	Subsidiaries of the Arena Group Holdings, Inc.
23.1*	Consent of Marcum LLP, independent registered accounting firm.
24.1*	Power of Attorney (included in the signature pages hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of Arena Group Holdings, Inc.

101.INS Inline XBRL*	Instance Document.
101.SCH Inline XBRL*	Taxonomy Extension Schema Document.
101.CAL Inline XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL*	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed Herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Schedule II

Valuation of Qualifying Accounts

Years Ended December 31, 2023 and 2022

($ in thousands)

		Additions
	Balances at Beginning of Year	Charge to Costs and Expenses	Other	Deductions from Reserves	Balances at End of Year
2023
Allowance for doubtful accounts receivable	$2,236	$315	$-	$(1,570)	$981
Valuation allowances for deferred tax assets	65,406	-	10,961	-	76,367
2022
Allowance for doubtful accounts receivable	1,578	658	-	-	2,236
Valuation allowances for deferred tax assets	50,447	-	14,959	-	65,406

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The Arena Group Holdings, Inc.

Dated: April 1, 2024	By:	/s/ CAVITT RANDALL
Cavitt Randall Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cavitt Randall and Douglas B. Smith, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ CAVITT RANDALL	Chief Executive Officer and Chairman of the Board
Cavitt Randall	(Principal Executive Officer)
Date: April 1, 2024

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial and Accounting Officer)
Date: April 1, 2024

/s/ H. HUNT ALLRED	Director
H. Hunt Allred
Date: April 1, 2024

/s/ CARLO ZOLA	Director
Carlo Zola
Date: April 1, 2024

/s/ CHRISTOPHER PETZEL	Director
Christopher Petzel
Date: April 1, 2024

/s/ LAURA LEE	Director
B. Laura Lee
Date: April 1, 2024

/s/ CHRISTOPHER FOWLER	Director
Christopher Fowler
Date: April 1, 2024

The Arena Group Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Arena Group Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Arena Group Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and may need to restructure its debt to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp
Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 1, 2024

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$9,284	$13,871
Restricted cash	-	502
Accounts receivable, net	44,811	33,950
Subscription acquisition costs, current portion	29,706	25,931
Prepayments and other current assets	6,598	4,441
Total current assets	90,399	78,695
Property and equipment, net	328	735
Operating lease right-of-use assets	176	372
Platform development, net	8,723	10,330
Subscription acquisition costs, net of current portion	7,215	14,133
Acquired and other intangible assets, net	38,459	58,970
Other long-term assets	1,003	1,140
Goodwill	42,575	39,344
Total assets	$188,878	$203,719
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$10,357	$12,863
Accrued expenses and other	30,771	23,102
Line of credit	19,609	14,092
Unearned revenue	59,786	58,703
Subscription refund liability	449	845
Operating lease liability	358	427
Contingent consideration	1,571	-
Liquidated damages payable	2,924	5,843
Bridge notes	7,887	34,805
Debt	102,309	65,684
Total current liabilities	236,021	216,364
Unearned revenue, net of current portion	10,679	19,701
Operating lease liability, net of current portion	-	358
Liquidating damages payable, net of current portion	-	494
Other long-term liabilities	406	5,307
Deferred tax liabilities	599	465
Total liabilities	247,705	242,689
Commitments and contingencies (Note 27)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at December 31, 2023 and 2022	168	168
Series H convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 23,000 shares designated; aggregate liquidation value: $0 and $14,356; Series H shares issued and outstanding: none and 14,356; common shares issuable upon conversion: none and 1,981,128 at December 31, 2023 and 2022, respectively	-	13,008
Total mezzanine equity	168	13,176
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares: issued and outstanding; 23,836,706 and 18,303,193 shares December 31, 2023 and 2022, respectively	237	182
Common stock to be issued	-	-
Additional paid-in capital	319,421	270,743
Accumulated deficit	(378,653)	(323,071)
Total stockholders’ deficiency	(58,995)	(52,146)
Total liabilities, mezzanine equity and stockholders’ deficiency	$188,878	$203,719

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
	($ in thousands, except share data)
Revenue	$244,203	$220,935
Cost of revenue (includes amortization for developed technology and platform development for 2023 and 2022 of $8,782 and $9,459, respectively)	142,240	132,923
Gross profit	101,963	88,012
Operating expenses
Selling and marketing	74,245	72,489
General and administrative	44,152	53,499
Depreciation and amortization	18,924	17,650
Loss on impairment of assets	119	257
Loss on sale of assets	325	-
Total operating expenses	137,765	143,895
Loss from operations	(35,802)	(55,883)
Other expenses
Change in valuation of contingent consideration	(1,010)	-
Interest expense, net	(17,965)	(11,428)
Liquidated damages	(583)	(1,140)
Total other expenses	(19,558)	(12,568)
Loss before income taxes	(55,360)	(68,451)
Income tax (provision) benefit	(222)	1,063
Loss from continuing operations	(55,582)	(67,388)
Loss from discontinued operations, net of tax	-	(3,470)
Net loss	$(55,582)	$(70,858)
Basic and diluted net loss per common share:
Continuing operations	$(2.49)	$(3.82)
Discontinued operations	-	(0.20)
Basic and diluted net loss per common share	$(2.49)	$(4.02)
Weighted average number of common shares outstanding – basic and diluted	22,323,763	17,625,619

See accompanying notes to consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2023

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,114	-	11,144
Issuance of common stock upon conversion of series H convertible preferred stock	1,981,128	20	-	-	12,988	-	13,008
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	47,252	-	-	-	369	-	369
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	130	-	130
Issuance of common stock for restricted stock units	429,528	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock upon exercise of stock options	795	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	38,582	-	(38,582)	-	-	-	-
Reclassification to liability upon modification of common stock option	-	-	-	-	(68)	-	(68)
Gain upon forgiveness of liquidated damages with principal stockholder	-	-	-	-	3,497	-	3,497
Stock-based compensation	-	-	-	-	20,076	-	20,076
Net loss	-	-	-	-	-	(55,582)	(55,582)
Balance at December 31, 2023	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2022

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2022	12,635,591	$126	49,134	$-	$200,410	$(252,213)	$(51,677)
Issuance of common stock upon conversion of series H preferred stock	97,980	1	-	-	709	-	710
Issuance of stock in connection with acquisitions	330,863	3	-	-	3,138	-	3,141
Issuance of stock in connection with the merger of Say Media	7,851	-	(7,851)	-	-	-	-
Issuance of common stock in connection with professional services	14,617	-	-	-	184	-	184
Issuance of common stock in connection with settlement of liquidated damages	505,655	5	-	-	6,680	-	6,685
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	323	-	323
Issuance of common stock in connection with the exercise of stock options	96,408	1	-	-	94	-	95
Issuance of common stock for restricted stock units	832,233	8	-	-	(8)	-	-
Common stock withheld for taxes upon issuance of underlying shares for restricted stock units	(373,394)	(4)	-	-	(4,464)	-	(4,468)
Repurchase restricted stock awards in connection with HubPages merger	(26,214)	-	-	-	-	-	-
Issuance of common stock in connection with public offering	4,181,603	42	-	-	30,448	-	30,490
Stock-based compensation	-	-	-	-	33,229	-	33,229
Net loss	-	-	-	-	-	(70,858)	(70,858)
Balance at December 31, 2022	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	($ in thousands)
Cash flows from operating activities
Net loss	$(55,582)	$(70,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	352	539
Amortization of platform development and intangible assets	27,354	26,570
Amortization of debt costs	2,378	1,581
Noncash and accrued interest	3,824	320
Loss on impairment of assets	119	466
Loss on sale of assets	325	-
Change in valuation of contingent consideration	1,010	-
Liquidated damages	583	1,140
Stock-based compensation	19,060	31,345
Deferred income taxes	134	(1,200)
Bad debt expense	315	658
Other	-	184
Change in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	(11,599)	(2,038)
Subscription acquisition costs	3,143	(1,667)
Royalty fees	-	11,250
Prepayments and other current assets	(2,157)	2,280
Other long-term assets	(77)	(285)
Accounts payable	(2,663)	(6,535)
Accrued expenses and other	3,453	(2,996)
Unearned revenue	(7,970)	3,898
Subscription refund liability	(396)	(2,379)
Operating lease liability	(231)	(218)
Other long-term liabilities	(6,147)	(3,359)
Net cash used in operating activities	(24,772)	(11,304)
Cash flows from investing activities
Purchases of property and equipment	-	(530)
Capitalized platform development	(3,773)	(5,179)
Proceeds from sale of assets	1,061	-
Proceeds from sale of equity investment	-	2,450
Payments for acquisitions, net of cash	(500)	(35,331)
Net cash used in investing activities	(3,212)	(38,590)
Cash flows from financing activities
Proceeds from bridge notes, net of debt costs	8,000	34,728
Payments of long-term debt	-	(5,928)
Proceeds, net of repayments, under line of credit	5,517	2,104
Proceeds from common stock public offering, net of offering costs	11,500	32,058
Payments of issuance costs from common stock public offering	(167)	(1,568)
Payments of debt issuance costs	(457)	-
Proceeds from exercise of common stock options	-	95
Payment of deferred cash payment	(75)	(453)
Payment for taxes related to common stock withheld for taxes	(1,423)	(4,468)
Payment of restricted stock liabilities	-	(2,152)
Net cash provided by financing activities	22,895	54,416
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,089)	4,522
Cash, cash equivalents, and restricted cash – beginning of year	14,373	9,851
Cash, cash equivalents, and restricted cash – end of year	$9,284	$14,373
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$9,284	$13,871
Restricted cash	-	502
Total cash, cash equivalents, and restricted cash	$9,284	$14,373
Supplemental disclosure of cash flow information
Cash paid for interest	$12,101	$9,528
Cash paid for income taxes	85	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$1,016	$1,884
Debt costs recorded in accrued expenses and other and in other long-term liabilities	189	441
Issuance of common stock upon conversion of Series H convertible preferred stock	13,008	511
Issuance of common stock in connection with settlement of liquidated damages	499	7,008
Issuance of common stock in connection with an acquisition	2,000	3,141
Deferred cash payments recorded in connection with acquisitions	246	949
Assumption of liabilities in connection with acquisitions	1,246	17,110
Reclassification to liability upon common stock modification	68	-

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, unless otherwise stated)

1. Organization and Basis of Presentation

Organization

The Arena Holdings Group, Inc. (formerly known as TheMaven, Inc.) (“The Arena Group” or the “Company”), was incorporated in Delaware on October 1, 1990. On October 11, 2016, the predecessor entity now known as The Arena Group exchanged its shares with another entity that was incorporated in Delaware on July 22, 2016. On November 4, 2016, these entities consummated a recapitalization. This resulted in The Arena Group becoming the parent entity, and the other Delaware entity becoming the wholly owned subsidiary. On December 19, 2019, the Company’s wholly owned subsidiaries The Arena Platform, Inc. (formerly known as Maven Coalition, Inc.), and HubPages, Inc. (“HubPages”), which was acquired by the Company in a merger during 2018, were merged into another of the Company’s wholly owned subsidiaries, Say Media, Inc. (“Say Media”), which was acquired by the Company in a merger during 2018, with Say Media as the surviving corporation. On January 6, 2020, Say Media changed its name to The Arena Platform, Inc. (“Arena Platform”). As of December 31, 2023, the Company’s wholly owned subsidiaries consist of The Arena Platform, The Arena Media Brands, LLC (“Arena Media”) (formerly known as Maven Media Brands, LLC) formed during 2019 as a wholly owned subsidiary of The Arena Group), TheStreet, Inc. (“TheStreet” acquired by the Company in a merger during 2019), College Spun Media Incorporated (“The Spun” acquired by the Company in a merger during 2021) and Athlon Holdings, Inc. (“Parade” acquired by the Company in a merger during 2022 as further described in Note 4).

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

Reverse Stock Split

On February 8, 2022, the Board approved a one-for-twenty-two (1-for-22) reverse stock split of its outstanding shares of common stock that was effective February 8, 2022. The Company’s common stock began trading on the NYSE American (the “NYSE American”) on February 9, 2022 (as further described below). At the effective time, every twenty-two shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number.

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

Business Operations

The Company is a media company that leverages technology to build deep content verticals powered by anchor brands and a best-in-class digital media platform (the “Platform”) empowering publishers who impact, inform, educate, and entertain. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category (e.g., sports and finance) where it can leverage the strength of its core brands to grow its audience and increase monetization both within its core brands as well as for its media publisher partners (each, a “Publisher Partner”). The Company’s focus is on leveraging its Platform and brands in targeted verticals to maximize audience reach, enhance engagement, and optimize monetization of digital publishing assets for the benefit of its users, its advertiser clients, and its greater than 40 owned and operated properties as well as properties it runs on behalf of independent Publisher Partners. The Company owns and operates TheStreet, The Spun, Parade, and Men’s Journal and powers more than 320 independent Publisher Partners, including the many sports team sites that comprise FanNation.

Each Publisher Partner joins the Platform by invitation only with the objective of improving our position in key verticals while optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and audience development expertise. Additionally, we believe the lead brands within our verticals create a halo benefit for all Publisher Partners while each of them adds to the breadth and quality of content.

Platform

The Company developed the Platform, a proprietary online publishing platform that provides its owned and operated media businesses, Publisher Partners (who are third parties producing and publishing content on their own domains), and individual creators contributing content to its owned and operated sites (“Expert Contributors”), the ability to produce and manage editorially focused content through tools and services provided by it. The Company has also developed proprietary advertising technology, techniques and relationships that allow it, its Publisher Partners, and its Expert Contributors to monetize editorially focused online content through various display and video advertisements and tools and services for driving a subscription or membership based business and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”). The Company’s Platform offers audiences bespoke content with optimized design and page construction.

The Platform comprises state-of-the-art publishing tools, video platforms, social distribution channels, newsletter technology, machine learning content recommendations, notifications, and other technology that deliver a complete set of features to drive a digital media business in an entirely cloud-based suite of services. The Company’s software engineering and product development teams are experienced at delivering these services at scale. The Company continues to develop the Platform software by combining proprietary code with components from the open-source community, plus select commercial services as well as identifying, acquiring, and integrating other platform technologies where it sees unique long-term benefits to it.

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

Most recently, for the year ended December 31, 2023, the Company incurred a net loss from continuing operations of $55,582, had cash on hand of $9,284 and a working capital deficit of $145,622. The Company’s net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Also, since the Company’s 2023 Notes (see Note 18), Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (see Note 19) (collectively “its current debt”) are subject to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (as further described in Note 28) unless the Company is able to refinance or modify the terms of its current debt it runs the risk that its debt could be called, therefore, it may not be able to meet its obligations when due.

In its evaluation, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless it is able to refinance or modify its current debt.

The Company plans to refinance or modify the maturities of its current debt and complete the Business Combination to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, however, there can be no assurance that the Company will be able to refinance or modify its current debt and complete the Business Combination.

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

Uncertainty in the global economy presents significant risks to the Company’s business. Increases in inflation, rising interest rates, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the remaining effects of the COVID-19 pandemic may have an adverse effect on the Company’s business. While the Company is closely monitoring the impact of the current macroeconomic conditions on all aspects of its business, the ultimate extent of the impact on its business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of the Company’s control and could exist for an extended period of time. As a result, the Company is subject to continuing risks and uncertainties.

Effective December 1, 2023, B. Riley FBR, Inc. (“B. Riley FBR”), a registered broker-dealer owned by B. Riley Financial, Inc., a diversified publicly traded financial services company (“B. Riley”) that was instrumental in providing investment banking services to the Company and in raising debt and equity capital for the Company, and Renew Group Private Limited (“Renew”) entered into agreement where Renew purchased $110,691 in aggregate principal amount of the notes outstanding with B. Riley, including the 2023 Notes (as described in Note 18), Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (as described in Note 19), which constitute all of the notes outstanding with B. Riley and also assumed the role of agent under the Note Purchase Agreement, as further described in Note 26. The indirect owner of Renew also has an indirect non-controlling interest in Simplify Inventions, LLC (“Simplify”), a principal stockholder (as further described in Note 26).

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. The Company accounts for revenue on a gross basis, as compared to a net basis, on its statements of operations. The Company has made this determination based on its control of the advertising inventory and the ability to monetize the advertising inventory or publications before transfer to the customer and because it is also the primary obligor responsible for providing the services to the customer. Cost of revenue is presented as a separate line item on the consolidated statements of operations.

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

Licensing and Syndication – The Company has entered into various licensing and syndication agreements that provide third party partners with the right to utilize the Company’s content. Functional licenses in national media consist of content licensing.

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

As of December 31, 2023 and 2022, a subscription refund liability of $449 and $845, respectively, was recorded for the provision for the estimated returns and refunds on the consolidated balance sheets.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2023	2022
Revenue by category:
Digital revenue
Digital advertising	$135,376	$109,317
Digital subscriptions	12,764	21,156
Licensing and syndication revenue	18,482	18,173
Other digital revenue	5,384	1,166
Total digital revenue	172,006	149,812
Print revenue
Print advertising	9,881	10,214
Print subscriptions	62,316	60,909
Total print revenue	72,197	71,123
Total revenue	$244,203	$220,935
Revenue by geographical market:
United States	$234,012	$218,110
Other	10,191	2,825
Total revenue	$244,203	$220,935
Revenue by timing of recognition:
At point in time	$231,439	$199,779
Over time	12,764	21,156
Total revenue	$244,203	$220,935

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: Publisher Partner guarantees and revenue share payments; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel (as described in Note 22).

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

The following table provides information about contract balances:

	As of December 31,
	2023	2022
Unearned revenue (short-term contract liabilities):
Digital revenue	$14,397	$18,571
Print revenue	45,389	40,132
	$59,786	$58,703
Unearned revenue (long-term contract liabilities):
Digital revenue	$542	$1,118
Print revenue	10,137	18,583
	$10,679	$19,701

Unearned Revenue – Unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under the contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital subscription and print subscription revenue of $68,985 was recognized during the year ended December 31, 2023 from unearned revenue at the beginning of the year.

During January 2020, February 2020 and December 2021, the Company modified certain digital and print subscription contracts that prospectively changed the frequency of the related issues (or magazines) required to be delivered on a yearly basis (the “Contract Modifications”). The Company determined that the remaining digital content and magazines to be delivered are distinct from the digital content or magazines already provided under the original contract. As a result, the Company in effect established a new contract that included only the remaining digital content or magazines. Accordingly, the Company allocated the remaining performance obligations in the contracts as consideration from the original contract that has not yet been recognized as revenue. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $554 and $2,986, respectively, resulting from the Contract Modifications.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains cash, cash equivalents, and restricted cash at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2023 and 2022, cash and cash equivalents consist primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

The following table reconciles total cash, cash equivalents, and restricted cash:

	As of December 31,
	2023	2022
Cash and cash equivalents	$9,284	$13,871
Restricted cash	-	502
Total cash, cash equivalents, and restricted cash	$9,284	$14,373

As of December 31, 2023 and 2022, the Company had restricted cash of $0 and $502, which served as collateral for certain credit card merchant accounts with a bank.

Accounts Receivable and Allowance for Doubtful Accounts

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of December 31, 2023 and 2022 of $44,811 and $33,950, respectively, are presented net of allowance for doubtful accounts.

The following table summarizes the allowance for doubtful accounts activity:

	Years Ended of December 31,
	2023	2022
Allowance for doubtful accounts beginning of year	$2,236	$1,578
Additions	315	658
Deductions - write-offs	(1,570)	-
Allowance for doubtful accounts end of year	$981	$2,236

Subscription Acquisition Costs

Subscription acquisition costs include the incremental costs of obtaining a contract with a customer, paid to external parties, if the Company expects to recover those costs. The Company has determined that sales commissions paid on all third party agent sales of subscriptions are direct and incremental costs of obtaining a contract with a customer and, therefore, meet the capitalization criteria. The Company has elected to apply the practical expedient to amortize these costs at the portfolio level. The sales commissions paid to third party agents are amortized as the magazines are sent to the subscriber on an issue-by-issue basis. The Company determined that commissions paid for subscriber renewal contracts to all third party agents are not from a specifically anticipated future contract, therefore, the commissions paid on renewals are amortized as the magazines are sent to the subscriber over the renewal term on an issue-by-issue basis. Direct mail costs for renewal subscriptions are expensed as incurred since they do not meet the capitalization criteria.

Amortization of subscription acquisition costs of $38,112 and $37,190 for the years ended December 31, 2023 and 2022, respectively, are included within selling and marketing expenses on the consolidated statements of operations. No impairment losses have been recognized for subscription acquisition costs for the years ended December 31, 2023 and 2022.

The Contract Modifications resulted in subscription acquisition costs to be recognized on a prospective basis in the same proportion as the revenue that has not yet been recognized.

The current portion of the subscription acquisition costs as of December 31, 2023 and 2022 was $29,706 and $25,931, respectively. The noncurrent portion of the subscription acquisition costs as of December 31, 2023 and 2022 was $7,215 and $14,133, respectively. Subscription acquisition costs as of December 31, 2023 presented as current assets of $29,706 are expected to be amortized over a one-year period, or through December 31, 2024, and presented as long-term assets of $7,215 are expected to be amortized after the one-year period ending December 31, 2024.

Concentrations

Significant Customers – Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any material accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue represent approximately 10.0% from a customer for the year ended December 31, 2023. Revenue from significant customers as a percentage of the Company’s total revenue represent 13.9% from a customer for the year ended December 31, 2022.

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

Significant accounts payable balances as a percentage of the Company’s total accounts payable represent 12.2%, and 14.1% from a vendor for the years ended December 31, 2023, and 2022, respectively.

Leases

The Company has lease arrangements for its offices. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. At inception, the Company determines whether an arrangement that provides control over the use of an asset is a lease. When it is reasonably certain that the Company will exercise the renewal period, the Company includes the impact of the renewal in the lease term for purposes of determining total future lease payments. Rent expense is recognized on a straight-line basis over the lease term.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included on the consolidated statements of operations when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

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

The Company capitalizes internal labor costs, including payroll-based and stock-based compensation, benefits and payroll taxes, that are incurred for certain capitalized platform development projects related to the Platform. The Company’s policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material.

Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded in cost of revenue on the consolidated statements of operations.

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

Liquidated Damages

The Company incurred liquidated damages when: (i) a registration rights agreement provides for damages if the Company does not register the shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”), which, in general, provides for a cash payment equal to 1.0% per month of the amount invested, on a daily pro rata basis for any portion of a month, as partial liquidated damages per month, upon the occurrence of certain events, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at the rate of 1.0% per month until paid in full; and (ii) a securities purchase agreement provides for damages if the Company fails for any reason to satisfy a public information requirement within the requisite time frame with the Securities and Exchange Commission (“SEC”) (the “Public Information Failure Damages”), which, in general, provides for a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. Collectively, the Registration Rights Damages and the Public Information Failure Damages are referred to as the “Liquidated Damages” on the consolidated balance sheets.

Selling and Marketing

Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses relate to direct-mail costs for magazine subscription acquisition efforts, and print and digital advertising that are expensed when an advertisement takes place. During the years ended December 31, 2023 and 2022, the Company incurred advertising expenses of $4,372 and $5,987, respectively, which are included within selling and marketing on the consolidated statements of operations.

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

Derivative Financial Instruments

The Company accounts for freestanding contracts that are settleable in the Company’s equity securities, including the put option on the Company’s common stock, to be designated as an equity instrument, generally as a liability. A contract so designated is carried at fair value on the consolidated balance sheets, with any changes in fair value recorded as a gain or loss on the consolidated statements of operations, with no impact on cash flows.

At the date of settlement of a freestanding equity contract, the pro rata fair value of the related liability is transferred to additional paid-in capital.

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

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the year ended December 31, 2022) (further details are provided under the headings Publisher Partner Warrants and New Publisher Partner Warrants in Note 22), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 22).

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

The fair value measurement of stock awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultants with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants were determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (further details are provided in Note 22). Estimated volatility was determined under the (1) “Probability Weighted Scenarios” (prior to the reverse stock split on February 8, 2022) where one scenario assumes that the Company’s common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”) where the estimated volatility was based on evaluating the average historical volatility of a group of peer companies that are publicly traded and the second scenario assumes that the Company’s common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”) where the historical volatility of the Company’s common stock was evaluated based upon market comparisons; and the (2) “Up-list Scenario” (after the reverse stock split on February 8, 2022) where the Company estimated volatility based on evaluating the average historical volatility of a group of peer companies that are publicly traded after the Company up-listed to the NYSE American. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

	As of December 31,
	2023	2022
Series G Preferred Stock	8,582	8,582
Series H Preferred Stock	-	1,981,128
Financing Warrants	-	107,956
ABG Warrants	999,540	999,540
AllHipHop Warrants	5,682	5,682
Publisher Partner Warrants	9,800	4,154
Restricted stock awards	-	97,403
Restricted stock units	199,267	994,766
Common stock options	5,451,968	6,199,521
Total	6,674,839	10,398,732

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments-Credit Losses(Topic 326): Troubled Debt Restructurings and Vintage Disclosures, addressing areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard (ASU 2016-13) that introduced the current expected credit losses (CECL) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. This update requires an entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has already adopted ASU 2016-13, the new guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted using either a prospective or retrospective transition method. The Company expects ASU 2023-09 to require additional disclosures in the notes to its consolidated financial statements.

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

The discontinued operations of Parade Print also included Relish and Spry Living print products that were acquired as part of the Parade acquisition. Further information is provided under the heading Supplemental Pro Forma Information in Note 4.

During the year ended December 31, 2022, the Company recorded depreciation and amortization of $0; and operating and investing noncash items of $209 and $0, respectively, as part of the discontinued operations.

4. Acquisitions and Dispositions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

2023 Acquisition

Teneology, Inc. – On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., (“Teneology”) pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing (including an advance payment of $250 prior to closing); (2) $75 deferred cash payments due in three equal installments of $25 on March 1, 2023 (paid), April 1, 2023 (paid) and May 1, 2023 (paid); (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions (not paid in January 2024, further details are provided under the heading Fexy Put Option in Note 28); and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, with a fair value of $2,000 on the transaction closing date (fair value was determined based on an independent appraisal); and which is subject to a put option under certain conditions (the “contingent consideration”) (as further described below in Note 17). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share). The agreement also provided for a cash retention pool for certain employees of $300, subject to vesting over three years upon continued employment and other conditions.

The composition of the purchase price is as follows:

Cash	$500
Common stock	2,000
Contingent consideration	561
Deferred cash payments, as discounted	246
Total purchase consideration	$3,307

The Company accounted for the asset acquisition as a business combination in accordance with ASC 805 since the acquisition met the definition of a business under the applicable guidance.

The Company incurred $99 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the consolidated statements of operations.

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

The excess-of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. The Company expects $1,678 of goodwill to be deductible for tax purposes.

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

2023 Disposition

On November 17, 2023, the Company sold certain assets related to one of Parade’s business components known as Athlon Outdoors for cash proceeds of $1,061 ($1,000 sale price (with a target working capital of $272) plus a preliminary working capital adjustment of $61), as further reduced by a final working capital adjustment of $153, as reflected in accrued expenses and other on the consolidated balance sheets, resulting in a final sale price of $908. In connection with the sale, the Company disposed of certain advertiser relationships and trade name relating to that business component with a carrying value of $639 and $172, respectively, along with the accounts receivable and accounts payable of the business component of $453 and $31, respectively, resulting in a recognized loss on sale of assets of $325 as reflected on the consolidated statements of operations.

2022 Acquisitions

Athlon Holdings, Inc. - On April 1, 2022, the Company acquired 100% of the issued and outstanding capital stock of Athlon Holdings, Inc. (or Parade), a Tennessee corporation, for a purchase price of $15,854, as adjusted for the working capital adjustment as of the closing date of the transaction. The working capital adjustment is pending acceptance by the sellers (further details are provided in Note 27). As a part of the closing consideration, the Company also acquired cash of $1,840, that was further adjusted post-closing for the working capital adjustment. The purchase price of $15,854, as discounted, is comprised of (i) a cash portion of $12,827, with $11,840 paid at closing and $987 estimated to be paid post-closing (as further described below) and (ii) the issuance of 314,103 shares of the Company’s common stock with a fair market value of $3,141. The number of shares of the Company’s common stock issued was determined based on a $3,000 value using the common stock trading price for the 10 trading days preceding the April 1, 2022 closing date. Certain of Parade’s key employees entered into either advisory agreements or employment agreements with the Company. Parade operates in the United States.

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

The Company received a final valuation report from a third party valuation firm after the preliminary purchase price was adjusted during the quarterly period ended September 30, 2022. After considering the results of the final valuation report, the Company estimated that the purchase consideration decreased by $321. The decrease in the purchase price was related to an increase in identifiable assets of $54, an increase in deferred tax liabilities of $27, with a decrease in the working capital adjustment of $321, resulting in a decrease in goodwill of $348.

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

Supplemental Pro Forma Information

The following table summarizes the results of continuing operations of the Parade acquisition from the acquisition date included in the consolidated results of continuing operations and the unaudited pro forma results of continuing operations of the combined entity had the date of the acquisition been January 1, 2022:

Year Ended December 31, 2022
Parade continuing operations from acquisition date of April 1, 2022 (unaudited):
Revenue	$40,071
Net loss	(2,494)
Combined entity continuing operations supplemental pro forma information had the acquisition date been January 1, 2022 (unaudited):
Revenue:
Parade	$55,981
Arena	207,681
Total continuing operations supplemental pro forma revenue	$263,662
Net loss:
Parade	$(3,070)
Arena	(67,788)
Adjustments	(1,940)
Total continuing operations supplemental pro forma net loss	$(72,798)

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisition had occurred at the beginning of the Company’s reporting period and does not reflect the discontinued operations of Parade Print that was acquired on April 1, 2022 (as part of the Parade acquisition).

The adjustments for the year ended December 31, 2022 of ($1,940), represents adjustments: (1) to record depreciation and amortization expense related to the fixed and intangible assets acquired from the acquisition of ($864); (2) to reverse the nonrecurring transaction cost related to the acquisition of $200; and (3) to reverse the deferred tax benefit related to the acquisition of ($1,276).

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

A360 Media, LLC – On December 15, 2022 (the closing date), pursuant to an asset purchase agreement entered into December 7, 2022, the Company acquired certain assets and liabilities from Weider Publications, a subsidiary of A360 Media, LLC (or Men’s Journal) related to the digital media operations of Men’s Journal and other men’s active lifestyle brands. The Company paid $25,000 in cash for the acquisition consisting of: (i) $23,000 paid at closing; (ii) $1,000 deposited into an escrow account to be released in accordance with the terms of the agreement, subject to adjustments for any indemnification payments; and (iii) $1,000 paid in November 2022. The Company also assumed certain liabilities consisting of: (i) $2,676 an assumed lease obligation, as discounted (representing $3,189 in deferred payments over twenty-seven months (27) for the assumption of a lease obligation); and (ii) $4,078 in deferred revenue obligations to deliver certain publications to the subscribers of Men’s Journal ($3,941 in unearned revenue after consideration of an estimated subscription refund liability of $137). In accordance with the practical expedients under ASU 2021-08, the Company has elected to apply (i) the practical expedient to the modification of the subscriber contracts at the acquisition date to determine the performance obligations and transaction price; and (ii) to use the estimated selling price of a subscriber contract as the standalone selling price of the replacement magazine based on the number of magazines expected to be delivered to the Men’s Journal subscribers to satisfy the performance obligations. The agreement contains customary representations, warranties and covenants. Men’s Journal operates in the United States.

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

In connection with the acquisition of Men’s Journal, the Company received a final valuation report during the quarterly period ended September 30, 2023 from a third party valuation firm after the preliminary purchase price was determined. After considering the results of the final valuation report, the Company estimated that the purchase consideration increased by $1,246 as a result of an increase in the fair value of the assumed lease obligation with an offset recorded to goodwill (see Note 11).

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the closing date of the acquisition based upon their respective fair values as summarized below:

Lease deposit receivable	$420
Advertiser relationships	6,860
Brand names	6,090
Goodwill	18,384
Unearned revenue	(3,941)
Subscription refund liability	(137)
Assumed lease obligation	(2,676)
Net assets acquired	$25,000

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

The excess-of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition. Goodwill is recorded as a non-current asset that is not amortized but is subject to an annual review for impairment. The Company expects $12,299 of goodwill to be deductible for tax purposes.

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

5. Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2023	2022
Prepaid expenses	$2,946	$2,321
Prepaid supplies	773	927
Refundable income and franchise taxes	157	957
Unamortized debt costs	209	216
Employee retention credits	2,468	-
Other receivables	45	20
Total prepayments and other current assets	$6,598	$4,441

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. During the year ended December 31, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868 in operating expenses on the consolidated statements of operations with a corresponding receivable included in prepaid expenses and other current assets on the consolidated balance sheets for the respective periods. During the year ended December 31, 2023, the Company received $4,400 in employee retention credits and has a receivable balance remaining of $2,468 as of December 31, 2023.

6. Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2023	2022
Office equipment and computers	$1,744	$1,744
Furniture and fixtures	166	240
	1,910	1,984
Less accumulated depreciation and amortization	(1,582)	(1,249)
Net property and equipment	$328	$735

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $352 and $539, respectively. Impairment charges for property and equipment for the years ended December 31, 2023 and 2022 of $55 and $0, respectively, have been recorded on the consolidated statements of operations.

7. Leases

The Company’s real estate lease for the use of office space was subleased during the year ended December 31, 2023. The Company determines whether an arrangement contains a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option.

The Company’s current operating lease has a remaining fixed payment term of 0.75 years.

The table below presents supplemental information related to the operating lease:

	As of December 31,
	2023	2022
Operating lease costs during the year (1)	$1,052	$969
Cash payments included in the measurement of operating lease liability during the year	486	469
Weighted-average remaining lease term (in years) as of year-end	0.75	1.75
Weighted-average discount rate during the year	9.90%	9.90%

(1)	Operating lease costs is presented net of sublease income that is not material.

The Company generally utilizes its incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s lease is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

The components of operating lease costs were follows:

	As of December 31,
	2023	2022
Operating lease costs:
General and administrative	1,344	1,187
Total operating costs (1)	1,344	1,187
Less sublease income	(292)	(218)
Total operating lease costs	$1,052	$969

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the years ended December 31, 2023 and 2022 of $620 and $668, respectively, and month-to-month lease arrangements for the years ended December 31, 2023 and 2022 of $396 and $320, respectively.

Maturities of the operating lease liability as of December 31, 2023 are summarized as follows:

Minimum lease payments - 2024	$373
Less imputed interest	(15)
Present value of operating lease liability	$358
Current portion of operating lease liability	$358
Long-term portion of operating lease liability	-
Total operating lease liability	$358

Sublease Agreement – The Company has entered into agreements to sublease certain space that it does not occupy, through the duration of the lease terms, with one sublease through September 2024 and two other subleases through March 2024. As of December 31, 2023, the Company is entitled to receive total sublease income of $537.

Business Membership – Effective October 1, 2021, the Company entered into a business membership agreement with York Factory LLC, doing business as SaksWorks, that permits access to certain office space with furnishings, referred to as SaksWorks Memberships. This membership provides a certain number of accounts that equate to the use of the space granted. Effective June 1, 2022, the SaksWorks membership agreement was amended and assigned to Convene SW MSA Holdings, LLC (“Convene”). The initial term of the agreement with Convene was through December 31, 2023, with provisions for renewals. The Company terminated the arrangement effective December 31, 2023.

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space. In connection with the termination, the Company agreed to pay the landlord cash of $10,000 (the “Cash Payments”) and $1,475 in market rate advertising. The Cash Payments were paid or remain due as follows: $1,000 paid in December 2021; $1,000 paid in October 2022; $4,000 paid in October 2023; and $4,000 due on October 1, 2024, with imputed interest recognized at 10.0% per annum, and the market advertising of $615 has been delivered during the year ended December 31, 2023, leaving $860 to be delivered as of December 31, 2023, with the current amount due, net of imputed interest, reflected in accrued expenses and other on the consolidated balance sheets.

8. Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2023	2022
Platform development	$26,054	$21,493
Less accumulated amortization	(17,331)	(11,163)
Net platform development	$8,723	$10,330

A summary of platform development activity is as follows:

	As of December 31,
	2023	2022
Platform development beginning of year	$21,493	$21,997
Payroll-based costs capitalized	3,773	5,179
Less dispositions	(164)	(7,357)
Total capitalized payroll-based costs	25,102	19,819
Stock-based compensation	1,016	1,884
Impairments	(64)	(210)
Platform development end of year	$26,054	$21,493

Amortization expense for platform development for the year ended December 31, 2023 and 2022 was $6,332 and $5,822, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations. Impairment charges for platform development for the years ended December 31, 2023 and 2022 of $64 and $210, respectively, have been recorded on the consolidated statements of operations.

9. Intangible Assets

Intangible assets subject to amortization consisted of the following:

	As of December 31, 2023				As of December 31, 2022
	Weighted Average Useful Life (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.70	$17,333	$(17,333)	$-	$17,333	$(14,883)	$2,450
Trade name	16.10	5,181	(1,547)	3,634	5,380	(1,180)	4,200
Brand name	9.70	12,774	(2,374)	10,400	12,115	(908)	11,207
Subscriber relationships	5.10	73,459	(61,654)	11,805	73,459	(47,146)	26,313
Advertiser relationships	10.20	15,182	(2,832)	12,350	15,302	(1,368)	13,934
Database	3.00	2,397	(2,171)	226	2,397	(1,753)	644
Digital content	2.00	355	(311)	44	355	(133)	222
Total intangible assets		$126,681	$(88,222)	$38,459	$126,341	$(67,371)	$58,970

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the years ended December 31, 2023 and 2022 was $21,022 and $20,748, respectively, of which amortization expense for developed technology of $2,130 and $2,831, respectively, is included in cost of revenue on the consolidated statements of operations. No impairment charges for the year ended December 31, 2023 was recorded for the intangible assets. Impairment charges for the year ended December 31, 2022 of $47 were recorded for the intangible assets on the consolidated statements of operations.

Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2023 is as follows:

Years Ending December 31,
2024	$14,544
2025	3,427
2026	3,214
2027	3,214
2028	2,964
Thereafter	11,096
$38,459

10. Other Long-Term Assets

Other assets are summarized as follows:

	As of December 31,
	2023	2022
Security deposit	$420	$420
Other receivables	90	-
Prepaid insurance	284	504
Unamortized debt cost	209	216
Total other assets	$1,003	$1,140

11. Goodwill

The changes in carrying value of goodwill are as follows:

	As of December 31,
	2023	2022
Carrying value at beginning of year	$39,344	$19,619
Goodwill acquired in acquisition of Parade	-	2,587
Goodwill acquired in acquisition of Men’s Journal	1,246	17,138
Goodwill acquired in acquisition of Fexy Studios	1,985	-
Loss on impairment	-	-
Carrying value at end of year	$42,575	$39,344

The Company performs its annual impairment test at the reporting unit level, which is the operating segment or one level below the operating segment. Management determined that the Company would be aggregated into a single reporting unit for purposes of performing the impairment test for goodwill.

The Company, as part of its annual impairment evaluation of goodwill of its one reporting unit, performs the goodwill impairment test in accordance with applicable guidance. The guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the goodwill impairment test is not required. The annual impairment test was performed on December 31, 2023. No goodwill impairment was identified during the years ended December 31, 2023 and 2022, respectively.

12. Restricted Stock Liabilities

The Company recorded the repurchase of 26,214 shares of the Company’s restricted common stock during the year ended December 31, 2022 on the consolidated statement of stockholders’ deficiency. Effective April 4, 2022, there are no longer any shares of the Company’s common stock subject to repurchase. During the year ended December 31, 2022, the Company paid $2,307 in cash for the repurchase ($2,152 in principal and $155 in interest).

13. Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of December 31,
	2023	2022
General accrued expenses	$6,486	$6,339
Accrued payroll and related taxes	5,448	5,221
Accrued publisher expenses	7,596	4,911
Accrued interest	3,824	-
Liabilities in connection with acquisitions and dispositions	1,119	1,123
Assumed lease liability	1,328	-
Lease termination liability	4,481	4,753
Other accrued expenses	489	755
Total accrued expenses and other	$30,771	$23,102

14. Line of Credit

Arena Credit Agreement – On December 15, 2022, the Company entered into an amendment to its financing and security agreement for its line of credit with SLR Digital Finance LLC (“SLR” or the “amended line of credit”), as further amended on August 31, 2023 in connection with the Business Combination (see Note 28) (the “SLR Amendment”) pursuant to which the SLR Amendment provided for an extension of the maturity date, additional event of default provisions in connection with the Business Combination, payment of certain fees in connection with the Business Combination, additional borrowings under the 2023 Notes (see Note 18) pursuant to the First Amendment (see Note 18 and Note 27), and issuance of Series A preferred stock in connection with the Business Combination, all of which are more fully described herein. Collectively the amended line of credit and SLR Amendment are referred to as the “line of credit” (or the “Arena Credit Agreement”). In connection with the Arena Notes Default (as further described under the heading Arena Loan Agreement in Note 28) there was a cross-default of the line of credit, or the SLR Default (as further described under the heading Arena Credit Agreement Default in Note 28). The line of credit provided for (i) $40,000 maximum amount of advances available (subject to certain limits and eighty-five (85%) of eligible accounts receivable) pursuant to the amended line of credit, (ii) an interest rate at the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available) (as of December 31, 2023 the stated interest rate was 12.5%), (iii) payment of a fee equal to 2.25% of the maximum line amount with respect to any termination of the agreement prior to December 31, 2025 at the option of the Company at any time with 60 day notice pursuant to the SLR Amendment, (iv) a payment of a performance fee in the amount equal to 2.25% of the maximum line amount, under certain circumstances pursuant to the Business Combination in connection with a deal deadline or in the event of a deal failure, as defined in the SLR Amendment, further the performance fee will survive the termination of the agreement, pursuant to the SLR Amendment, (v) a payment of a success fee if the Business Combination is consummated, of 0.3% or 0.6% of the maximum line amount if the transaction closes on or before December 31, 2023 or after December 31, 2023, respectively, or $0 if the transaction closes after the deal deadline, pursuant to the SLR Amendment, and (vi) a maturity date of December 31, 2025. The SLR Amendment also permitted the Company to enter into the 2023 Notes in an aggregate of $8,000 (as further described under the heading 2023 Bridge Notes in Note 18) and permitted the issuance of the Series A preferred stock for $25,000 in connection with the Business Combination. The line of credit was for working capital purposes and was secured by a first lien on all the Company’s cash and accounts receivable and a second lien on all other assets.

In connection with the SLR Amendment and amended line of credit, the Company incurred debt costs of $200 and $441, respectively, with the SLR Amendment debt cost plus the unamortized debt cost at the time of the SLR Amendment being amortized over the life of the extended maturity date of the line of credit. The unamortized balance, as of December 31, 2023 and 2022, was reflected in prepayment and other current assets of $209 and $216, respectively, and other long-term assets of $209 and $216, respectively. As of December 31, 2023, the effective interest rate on the line of credit was 13.7%. As of December 31, 2023 and 2022, the balance outstanding under the line of credit was $19,609 and $14,092, respectively, as reflected on the consolidated balance sheets. As of December 31, 2023, in connection with the SLR Default, the Company recorded a $900 termination fee representing 2.25% of the maximum line amount, as reflected in accrued expenses and other on the consolidated balance sheets.

15. Liquidated Damages Payable

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of December 31, 2023
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	565	574	659	1,798
Convertible debentures (2)	-	144	72	216
Series J convertible preferred stock (2)	152	152	129	433
Series K convertible preferred stock (2)	166	70	226	462
Total	$898	$940	$1,086	$2,924

(1)	Shares of common stock issuable to MDB Capital Group, LLC (“MDB”) (see Common Stock to be Issued in Note 21).
(2)	Represents previously issued and converted debt or equity securities.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company issued 47,252 shares of its common stock, in satisfaction of the liquidated damages, at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the year ended December 31, 2023, the Company recorded $499 in connection with the issuance of shares of the Company’s common stock on the consolidated statements of stockholders’ deficiency (further details are provided under the heading Common Stock for Liquidated Damages in Note 21).

On December 1, 2023, the Company entered into a waiver of liquidated damages and release of claims, where B. Riley, a principal stockholder at the time, relinquished any claims to liquidated damages and accrued interest thereon amounting to $3,497, which resulted in a gain on forgiveness of debt. Given this transaction was with a related party and in connection with other contemporaneous transactions with another principal stockholder, Simplify (further described in Note 26), the gain of $3,497 was recorded within additional paid-in capital on the consolidated statement of stockholders’ deficiency.

As of December 31, 2023, the short-term liquidated damages payable was $2,924. The Company will continue to accrue interest on the liquidated damages balance at 1% per month based on the balance outstanding as of December 31, 2023, or $2,924, until paid. There is no scheduled date when the unpaid liquidated damages become due. The previously issued and converted Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

	As of December 31, 2022
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H Preferred Stock	618	626	570	1,814
Convertible debentures (2)	-	704	280	984
Series J convertible preferred stock (2)	932	932	525	2,389
Series K convertible preferred stock (2)	437	478	220	1,135
Total	$2,002	$2,740	$1,595	$6,337

(1)	Shares of common stock issuable to MDB.
(2)	Represents previously issued and converted debt or equity securities.

As of December 31, 2022, the short-term and long-term liquidated damages payable were $5,843 and $494, respectively, totaling $6,337. The long-term portion was converted into shares of the Company’s common stock on January 24, 2022 (further details are provided under heading Common Stock for Liquidated Damages in Note 21).

Information with respect to the liquidated damages recognized on the consolidated statements of operations is provided in Note 23.

16. Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	As of December 31,
	2023	2022
Lease termination liability	$-	$3,621
Assumed lease liability	350	1,486
Other	56	200
Total other long-term liabilities	$406	$5,307

17. Fair Value Measurement

The Company’s financial instruments consist of level 1, Level 2 and level 3 assets as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents of $9,284 and $13,871, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

The Company accounted for certain common stock issued in connection with the acquisition of Fexy Studios that is subject to a put option (which provides for a cash payment to the sellers on the first anniversary date of the closing (or January 11, 2024) in the event the common stock trading price on such date is less than the common stock trading price on the day immediately preceding the acquisition date, or $8.10 per share), as a derivative liability, which requires the Company to carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end (further details are provided under the heading Fexy Put Option in Note 28).

Financial instruments measured at fair value during the year ended December 31, 2023, related to the Company’s current debt, with a carrying value of $7,887 and $102,309 for the Bridge Notes and Debt as of December 31, 2023, respectively, approximates fair value due to their short nature and based on current market interest rates for debt instruments of similar credit standing.

Financial instruments measured at fair value during the year consisted of the following:

	As of December 31, 2023

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$1,571	$-	$1,571	$-

	As of December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$61,787	$-	$61,787	$-

Contingent Consideration – The fair value of the contingent consideration is primarily dependent on the common stock trading price on the first anniversary of the closing of the Fexy Studios acquisition, or January 11, 2024. The estimated fair value was calculated based on the $8.10 put option amount based on the exercise price of the Company’s common stock at the acquisition date, less the $2.38 the Company’s common stock trading price as of the reporting date, or $5.72 per share, multiplied by the number of shares subject to the put option of 274,692, which approximated the value if the Black-Scholes option-pricing model was used given the proximity date of the put option. For the year ended December 31, 2023, the change in valuation of the contingent consideration of $1,010 was recognized in other expenses on the consolidated statement of operations. Further details are provided under the heading Fexy Put Option in Note 28.

Senior Secured Notes – The carrying value of the Senior Secured Notes (as defined below) approximates fair value based on current market interest rates for debt instruments of similar credit standing and, consequently, their fair values are based on Level 2 inputs.

The quantitative information utilized in the fair value calculation of the Level 3 liabilities are as follows:

Unearned Revenue – The fair value of unearned revenue remaining in connection with the 2019 acquisitions of Sports Illustrated licensed brands, was determined with the following inputs: (1) projection of when unearned revenue will be earned; (2) expense necessary to fulfill the subscriptions; (3) gross up of the fulfillment costs to include a market participant level of profitability; (4) slight premium to the fulfillment-costs plus a reasonable profit metric; and (5) reduce projected future cash flows to present value using an appropriate discount rate. The unearned revenue remaining from the acquisitions as of December 31, 2023 and 2022 was $523 and $1,154, respectively.

The changes in unearned revenue with inputs classified as Level 3 of the fair value hierarchy are reflected within revenue on the consolidated statements of operations.

18. Bridge Notes

2023 Notes

In connection with the Note Purchase Agreement, First Amendment and Second Amendment (as further described under the heading Principal Stockholders in Note 26), on August 31, 2023, the Company issued $5,000 aggregate principal amount of senior secured notes (the “2023 Notes”). The provisions of the First Amendment also permit certain incremental borrowings in the amount up to $3,000 at the sole discretion of the purchaser (the “Incremental 2023 Notes”), subject to a minimum amount of $1,000 and other conditions. On September 29, 2023, the Company issued $1,000 aggregate principal amount of senior secured notes pursuant to the incremental borrowings. On November 27, 2023, the Company issued $2,000 aggregate principal amount of senior secured notes pursuant to the incremental borrowings. In connection with the issuance of the 2023 Notes, the Company received net proceeds of $7,643 from the issuance of the notes and incurred debt costs of $357 that is being amortized over the expected life of the debt.

The terms of 2023 Notes provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, subject to consummation of the Business Combination (see Note 28) on or prior to April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, which may result in an event of default if not consummated, and a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $8,000 (and any additional amounts borrowed pursuant to the incremental borrowing arrangement described above) under the notes;

●	a provision for the failure to repay the $8,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination by April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, at 100% of the principal amount due with no premium or penalty.

The debt issuance cost incurred under the debt modifications pursuant to the First Amendment are being amortized over the term of the 2023 Notes. The debt modification pursuant to the Second Amendment resulted in the unamortized debt issuance cost being amortized over the extended term of the 2023 Notes.

On December 29, 2023, the Company failed to make the interest payment due on the 2023 Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (collectively the “forbearance”) (further details are provided for under the heading Arena Loan Agreement in Note 28).

As of December 31, 2023, the effective interest rate on the 2023 Notes was 14.2%. As of December 31, 2023, the current balance outstanding under the 2023 Notes was $7,887, net of unamortized cost of $113, with the principal balance due of $8,000, subject to the forbearance.

Information for the years ended December 31, 2023 and 2022, with respect to interest expense related to the 2023 Notes is provided under the heading Interest Expense in Note 19.

2022 Bridge Notes

On December 15, 2022, the Company issued $36,000 aggregate principal amount of senior secured notes (the “2022 Bridge Notes”) pursuant to the Note Purchase Agreement. In connection with the issuance of the notes, the Company received net proceeds of $34,728 and incurred debt costs of $1,272 that were being amortized over the expected life of the debt. As of December 31, 2022, the balance outstanding under the 2022 Bridge Notes was $34,805 ($36,000 principal balance less unamortized debt costs of $1,195), that was modified during the year ended December 31, 2023 (further details are provided under the heading 2022 Bridge Notes in Note 19).

19. Long-term Debt

Senior Secured Notes

Pursuant to the Note Purchase Agreement, as amended by the First Amendment and Second Amendment (as further described under the heading Principal Stockholders in Note 26), as of December 31, 2023 and 2022, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”) and the 2022 Bridge Notes, as further described below.

The terms of the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026 (as amended from December 31, 2023 pursuant to the First Amendment), subject to consummation of the Business Combination (see Note 28) on or prior to April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, which may result in an event of default if not consummated, and subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 and to increase the line of credit with SLR in an aggregate principal amount not to exceed $40,000.

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026 (as amended from December 31, 2023 pursuant to the First Amendment), subject to consummation of the Business Combination on or prior to April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, which may result in an event of default if not consummated, and subject to certain acceleration terms.

2022 Bridge Notes

Pursuant to the First Amendment, the 2022 Bridge Notes outstanding as of December 31, 2022 were amended and reclassified from a current liability to a noncurrent liability. In connection with the debt modification, the Company incurred debt issuance costs of $100 that are being amortized over the life of the 2022 Bridge Notes and a portion of the note maturity was extended as further described below.

The terms of the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment);

●	a maturity date of December 31, 2026 (as amended from December 31, 2023 pursuant to the First Amendment), subject to consummation of the Business Combination on or prior to April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, which may result in an event of default if not consummated, and subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes;

●	a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $20,000 of the principal balance under the notes upon the earlier of April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023 or the closing of the Business Combination;

●	a provision for the failure to repay the $20,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination by April 30, 2024, as amended pursuant to the Second Amendment from December 31, 2023, will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

The following table summarizes the debt:

	As of December 31, 2023			As of December 31, 2022
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of December 31, 2023, as amended	$62,691	$(272)	$62,419	$62,691	$(904)	$61,787
Delayed Draw Term Notes, effective interest rate of 10.2% as of December 31, 2023, as amended	4,000	(31)	3,969	4,000	(103)	3,897
2022 Bridge Notes, effective interest rate of 10.2% as of December 31, 2023, as amended	36,000	(79)	35,921	-	-	-
Total	$102,691	$(382)	$102,309	$66,691	$(1,007)	$65,684

The debt issuance costs incurred under the debt modification pursuant to the First Amendment are being amortized over the term of the long-term debt. The debt modification pursuant to the Second Amendment resulted in the unamortized debt issuance cost being amortized over the extended term of the long-term debt.

On December 29, 2023, the Company failed to make the interest payment due on the Secured Senior Notes, Delayed Draw Term Notes and 2022 Bridge Notes (collectively the “debt”) resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (or the forbearance) (further details are provided for under the heading Arena Loan Agreement in Note 28).

As of December 31, 2023, the current maturities of the debt were $102,309, with the principal balance due of $102,691, subject to the forbearance.

Information for the years ended December 31, 2023 and 2022 with respect to interest expense related to long-term debt is provided below.

Interest Expense

The following table represents interest expense:

	Years Ended December 31,
	2023	2022
Amortization of debt costs:
Line of credit	$214	$9
2023 Notes	244	-
Senior Secured Notes	632	1,031
Delayed Draw Term Notes	72	464
2022 Bridge Notes	1,216	77
Total amortization of debt costs	2,378	1,581
Noncash and accrued interest:
2023 Notes	173	-
Senior Secured Notes	1,602	-
Delayed Draw Term Notes	102	-
2022 Bridge Notes	920	-
Line of credit termination fee	900	-
Parade	-	116
Other accrued interest	127	204
Total noncash and accrued interest	3,824	320
Cash paid interest:
Line of credit	2,023	1,328
2023 Notes	44	-
Senior Secured Notes	4,754	6,356
Delayed Draw Term Notes	303	980
2022 Bridge Notes	3,763	-
Other	1,214	863
Total cash paid interest	12,101	9,527
Less interest income (1)	(338)	-
Total interest expense	$17,965	$11,428

(1)	During the year ended December 31, 2023, the Company recorded interest income of $338 related to the refunds received from the employee retention credits.

Noncash and accrued interest of $204 as of December 31, 2022 related to the 2022 Bridge Notes, was paid in cash during the year ended December 31, 2023.

20. Preferred Stock

The Company has the authority to issue 1,000,000 shares of Preferred Stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of December 31, 2023 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock” (as further described below), of which 168 shares are outstanding as of December 31, 2023 and 2022.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which none and 14,356 shares were outstanding as of December 31, 2023 and 2022, respectively.

Series G Preferred Stock

On May 30, 2000, the Company sold 1,800 shares of its Series G convertible Preferred Stock (the “Series G Preferred Stock”), of which 1,631.504 were converted prior to November 2001 and 168.496 shares continue to be outstanding, at a stated value of $1,000 per share, convertible into shares of the Company’s common stock, as adjusted for the stock split on February 8, 2022, and will be further adjusted in the event of another stock splits, stock dividends, combinations of shares and similar transactions subject to stock splits. The Series G Preferred Stock is convertible into shares of common stock, at the option of the holder, subject to certain limitations. The Company may require holders to convert all (but not less than all) of the Series G Preferred Stock or buy out all outstanding shares of Series G Preferred Stock at the liquidation value of $168. Holders of Series G Preferred Stock are not entitled to dividends and have no voting rights, unless required by law or with respect to certain matters relating to the Series G Preferred Stock.

Upon a change in control, sale of or similar transaction, as defined in the Certificate of Designation for the Series G Preferred Stock, the holder of the Series G Preferred Stock has the option to deem such transaction as a liquidation and may redeem their 168.496 shares at the liquidation value of $1,000 per share, or an aggregate amount of $168. The sale of all the assets of the Company on June 28, 2007 triggered the redemption option. As such redemption was not in the control of the Company, the Series G Preferred Stock has been accounted for as if it is redeemable preferred stock and is classified on the consolidated balance sheets as a mezzanine obligation between liabilities and stockholders’ deficiency. The holder of the Series G Preferred Stock still has the ability to exercise the redemption option.

Series H Preferred Stock

All of the then outstanding shares of Series H convertible Preferred Stock (the “Series H Preferred Stock”) automatically converted into shares of the Company’s common stock on the fifth anniversary date of the initial first closing of the Series H Preferred Stock, or on August 10, 2023, at the conversion price of $7.26 per share (the “automatic mandatory conversion”). Further details are provided under the heading Common Stock in Note 21.

21. Stockholders’ Deficiency

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, as the result of filing on December 18, 2020, a Certificate of Amendment with the Secretary of the State of Delaware to increase the number of authorized shares of its common stock from 100,000,000 shares to 1,000,000,000 shares.

Common Stock Registered Direct Offering – On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company issued and sold in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock, at a purchase price of $3.88 per share. The gross proceeds received were $11,500 and after deducting offering expenses of $356, the Company received net proceeds of $11,144, as reflected on the consolidated statements of stockholder’s deficiency. No underwriter or placement agent participated in the registered direct offering. The net proceeds were intended for working capital and other general corporate purposes. Further information is provided in Note 26.

Common Stock for Series H Preferred Stock – During the years ended December 31, 2023 and 2022, the Company recorded the issuance of 1,981,128 (of which 1,759,224 were issued in accordance with the automatic mandatory conversion) and 97,980 shares of common stock, respectively, upon conversion of 14,356 (of which 12,748 were issued were issued in accordance with the automatic mandatory conversion) and 710 shares of Series H Preferred Stock, respectively, with a corresponding amount of $13,008 (representing 14,356 shares of Series H Preferred Stock at $1,000 stated par value per share, less issuance cost of $1,348) and $710 (representing 710 shares of Series H Preferred Stock at $1,000 stated par value per share), respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock for Acquisitions – During the years ended December 31, 2023 and 2022, the Company recorded the issuance of 274,692 and 330,863 shares of the Company’s common stock, respectively, as reflected on the consolidated statements of stockholders’ deficiency as follows: (i) 274,692 shares issued pursuant to the Fexy Studios asset acquisition on January 11, 2023, with a fair value of $2,000 on the transaction closing date, as further described in Note 4; and (ii) 330,863 shares issued consisted of (a) 314,103 shares issued pursuant to the Parade stock acquisition on April 1, 2022, with a fair market value of $3,141, as further described in Note 4; and (b) 16,760 shares issued on March 9, 2022, pursuant to an asset acquisition entered into March 9, 2020 with no fair value recognized at the time of issuance.

Common Stock for Liquidated Damages – During the years ended December 31, 2023 and 2022, the Company entered into several stock purchase agreements with an investor where it was liable for liquidated damages, pursuant to which the Company issued 47,252 and 505,655, respectively, shares of its common stock, as follows: (i) 47,252 shares of common stock were issued to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date ($494 as of December 31, 2022 plus $5 in additional interest through the conversion date), where the Company recorded $369 in connection with the issuance of shares of the Company’s common stock and a gain of $130 on the settlement of the liquidated damages, both as reflected in additional paid-in capital, totaling $499; and (ii) 505,655 shares of common stock were issued at a price equal to $13.86 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investors in lieu of an aggregate of $7,008 owed in liquidated damages, where the Company recorded $6,685 in connection with the issuance of shares of the Company’s common stock and recognized a gain of $323 on the settlement of the liquidated damages, both of which were recorded as additional paid-in capital on the consolidated statements of stockholders’ deficiency. In connection with the 505,655 shares of common stock issued, the Company filed a registration statement covering the resale of those shares of the Company’s common stock.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 429,528 shares of the Company’s common stock and 832,233 shares of the Company’s common stock (as described in Note 22) during the years ended December 31, 2023 and 2022, respectively, as reflected on the consolidated statements of stockholders’ equity.

Common Stock Withheld – The Company recorded the repurchase of vested restricted common stock of 202,382 shares for the payment for taxes of $1,423, and 373,394 shares for the payment for taxes of $4,468, during the years ended December 31, 2023 and 2022, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Exercise of Stock Options – The Company recorded the exercise of 795 and 96,408 common stock options for shares of the Company’s common stock for cash of $0 and $95, during the years ended December 31, 2023 and 2022, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock to be Issued – In connection with the Say Media merger on December 12, 2018, the Company issued 38,582 and 7,851 shares of the Company’s common stock during the year ended December 31, 2023 and 2022, respectively, which were required to be issued as of January 1, 2022.

Professional Services – During the year ended December 31, 2022, the Company issued, in connection with entering into several professional services agreements, 14,617 shares of the Company’s common stock (14,617 shares consisted of 1,134 shares issued on January 12, 2022 at $13.20 and 13,483 shares issued on January 26, 2022 at $12.54) that were recorded at the trading price on the issuance date of $184, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock Public Offering – On February 15, 2022 and March 11, 2022, the Company raised gross proceeds of $34,498 pursuant to a firm commitment underwritten public offering of 4,181,603 shares of the Company’s common stock (on February 15, 2022 the Company issued 3,636,364 shares and on March 11, 2022 the Company issued 545,239 shares pursuant to the underwriter’s overallotment that was exercised on March 10, 2022), at a public offering price of $8.25 per share. The Company received net proceeds of $32,058, after deducting underwriting discounts and commissions and other offering costs payable by the Company of $2,440 to B. Riley (see Note 26). In addition, the Company directly incurred offering costs of $1,568 and recorded $30,490 upon the issuance of its common stock, as reflected on the consolidated statements of stockholders’ deficiency.

Restricted Stock Awards

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued. The estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 22).

A summary of the restricted stock award activity during the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2023	97,403	$16.94
Vested	(97,403)	(16.94)
Restricted stock awards outstanding at December 31, 2023	-

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the restricted stock awards is provided under the heading Stock-Based Compensation in Note 22.

Common Stock to be Issued

In connection with a closing of a private placement on January 4, 2018, MDB, as the placement agent, was entitled to receive 2,701 shares of the Company’s common stock (subject to liquidated damages, see Note 15), which have not been issued as of December 31, 2023, as reflected on the consolidated statements of stockholders’ deficiency as common stock to be issued (see Note 15).

Common Stock Warrants

Warrants were issued to purchase shares of the Company’s common stock in connection with various financings (the “Financing Warrants”), all of which have expired.

A summary of the Financing Warrants activity during the year ended December 31, 2023 is as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in Years)
Financing Warrants outstanding at January 1, 2023	107,956	$10.61	0.58
Expired	(107,956)	10.61
Financing Warrants outstanding at December 31, 2023	-	-

AllHipHop Warrants – On October 26, 2020, the Company granted AllHipHop, LLC an aggregate of 5,682 warrants for shares of the Company’s common stock with an exercise price of $14.30 (the “AllHipHop Warrants”). The AllHipHop Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may be exercised on a cashless basis. The AllHipHop Warrants were in exchange for the surrender and termination of 6,819 previously issued Publisher Partner Warrants.

ABG Warrants – On June 14, 2019, the Company issued 999,540 warrants to acquire the Company’s common stock to ABG (the “ABG Warrants”) in connection with the Licensing Agreement, expiring in ten years. The warrants provided time-based vesting in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (the “Time-Based Warrants”) and performance based vesting based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023 (the “Performance-Based Warrants”). The warrants also provide that (1) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (2) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (3) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions).

As of December 31, 2023, 399,816 Time-Based Warrants vested and 599,724 Performance-Based Warrants vested as of the issuance date of these consolidated financial statements were issued (further details are provided under the heading ABG Warrants in Note 28 as to the full vesting of the ABG Warrants in January 2024).

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

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the New Publisher Partner Warrants is provided in Note 22.

22. Stock–Based Compensation

The Company issued stock-based compensation awards under several plans as follows:

●	2016 Plan – On December 19, 2016, the Board adopted the 2016 Stock Incentive Plan (the “2016 Plan”) that allowed the Company to grant restricted stock awards and statutory and non-statutory common stock options to acquire shares of the Company’s common stock to employees, directors and consultants, with vesting variable vesting provisions consisting of time-based and performance-based. The Company is no longer issuing awards under the 2016 Plan.

●	2019 Plan – On April 4, 2019, the Board adopted the 2019 Equity Incentive Plan (the “2019 Plan”) that allowed awards of stock options, restricted stock awards, restricted stock units, unrestricted stock awards, and stock appreciation rights, with variable vesting provisions consisting of time-based, performance-based, or market-based. The Company is no longer issuing option awards under the 2019 Plan.

●	Outside Options – The Company granted stock options outside the 2016 Plan and 2019 Plan (the “Outside Options”) that allowed the Company to grant statutory and non-statutory common stock options, with variable vesting provisions consisting time-based, performance-based targets and certain performance achievements. The Company is no longer issuing Outside Options.

●	2022 Plan – On April 18, 2022, the Board adopted the 2022 Stock and Equity Compensation Plan (the “2022 Plan”) that was approved by the Company’s stockholders on June 2, 2022 with a maximum number of shares authorized to be issued under the plan of 1,800,000. The purpose of the 2022 Plan is to foster the growth and success of the Company by providing a means to attract, motivate and retain officers, directors, key employees, and consultants through awards of stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards and restricted stock units. Shares subject to an award that have been canceled, expired, settled in cash, or not issued or forfeited for any reason will not reduce the aggregate number of shares that may be subject to or delivered under the 2022 Plan and will be available for future awards granted under the 2022 Plan. Common stock options issued under the 2022 Plan may have a term of up to ten years and may have variable vesting provisions based on time and performance. The issuance of awards under the 2022 Plan is administered by the Board or any committee of directors designated by the Board.

Restricted Stock Units

During the year ended December 31, 2023 and 2022, the Company issued restricted stock units to various employees and members of the board subject to continued service. Upon vesting of the award, subject to certain conditions for release of the award, the Company issues the underlying common stock of the Company.

The fair value of a restricted stock unit was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the years ended December 31, 2023, and 2022.

A summary of the restricted stock unit activity during the year ended December 31, 2023 is as follows:

	Number of Shares		Weighted Average Grant-Date
	Unvested	Vested	Fair Value
Restricted stock units outstanding at January 1, 2023	994,766	397,376	$15.44
Granted	148,970	-	5.77
Vested	(645,023)	645,023
Released	-	(429,528)
Cancelled	(299,446)	-
Restricted stock units outstanding at December 31, 2023	199,267	612,871	13.55

On February 28, 2023 and June 30, 2023, the Company modified certain restricted stock units as a result of the resignation of two senior executives, where 38,026 and 42,635 restricted stock units with time-based vesting that were unvested were vested, respectively, subject to certain provisions, resulting in no incremental cost.

On November 22, 2022, the Company modified 232,816 restricted stock units that were issued to one former employee (Ross Levinsohn) to remove the market trading volume condition, resulting in incremental cost of $321 at the modification date.

The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of new shares of its common stock upon conversion of a restricted stock unit to cover the tax obligations. During the year ending December 31, 2024, the Company expects to repurchase approximately 295,000 shares of its common stock upon conversion of restricted stock units that are expected to vest and be released during the period.

The total intrinsic value of shares of the Company’s common stock issued for restricted stock units that were released during the years ended December 31, 2023 and 2022 were $2,955 and $8,707, respectively.

Information with respect to stock-based compensation cost related to the restricted stock units is included within the Restricted Stock caption under the heading Stock-Based Compensation.

Common Stock Options

During the years ended December 31, 2023 and 2022, the Company issued common stock options under the 2022 Plan, consisting of primarily of incentive stock options with a term of up to ten years with time-based vesting provisions over three years.

The fair value of common stock option awards granted during the years ended December 31, 2023 and 2022 was calculated using a Black-Scholes options-pricing model for the time-based awards under the Up-list Scenario, after the Company’s common stock was listed on the NYSE American. The fair value of common stock option awards granted during the year ended December 31, 2022 was calculated using the Black-Scholes option-pricing model for the time-based under the Probability Weighted Scenarios, prior to the Company’s common stock being listed on the NYSE American. The assumptions utilized are as follows:

	Years Ended December 31,
	2023	2022
	Up-list	Up-list	No Up-list
Risk-free interest rate	3.46% - 4.82%	0.97% - 4.36%	0.97% - 1.44%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	46.43% - 47.27%	42.00% - 82.00%	82.00% - 137.00%
Expected life	6 years	3.0 – 6.0 years	3.0 – 6.0 years

A summary of the common stock option activity during the year ended December 31, 2023 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in Years)
Common stock options outstanding at January 1, 2023	6,199,521	$15.26	8.20
Granted	287,993	4.22
Exercised	(6,927)	8.82
Forfeited	(449,333)	9.70
Expired	(579,286)	9.38
Common stock options outstanding at December 31, 2023	5,451,968	9.56	4.43
Common stock options exercisable at December 31, 2023	4,049,393	9.64	5.06
Common stock options not vested at December 31, 2023	1,402,575
Common stock options available for future grants at December 31, 2023 (1)	542,847

(1)	Common stock available for future issuance under the 2022 Plan represent 1,800,000 of authorized shares; less 1,066,597 common stock options outstanding and 190,556 restricted stock units outstanding.

The aggregate grant date fair value of common stock options granted during the years ended December 31, 2023 and 2022 was $610 and $7,194, respectively. The weighted-average grant-date fair value of common stock options granted during the years ended December 31, 2023 and 2022 were $2.12 and $5.25, respectively.

The total intrinsic value of common stock options exercised during the years ended December 31, 2023 and 2022 were $10 and $1,507, respectively. The total fair value of common stock options vested during the years ended December 31, 2023 and 2022 were $10,155 and $12,694, respectively.

The unvested common stock options for which the vesting is expected based on achievement of a performance condition as of December 31, 2023 were 583,143 with a weighted average remaining contractual term of 5.28 years.

The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of its common stock upon exercise of common stock options to cover the tax obligations and any cashless exercise. In addition, the Company’s policy is to issue new shares of its common stock upon exercise of common stock options.

There was no intrinsic value of exercisable but unexercised in-the-money common stock option awards as of December 31, 2023 based on a fair market value of the Company’s common stock of $2.38 per share on December 31, 2023.

The exercise prices under the common stock options outstanding and exercisable are as follows as of December 31, 2023:

Exercise	Outstanding	Vested
Price	(Shares)	(Shares)
$2.48 to $10.50	4,318,901	3,308,790
$10.51 to $15.52	1,062,379	670,956
$15.53 to $20.54	9,091	9,091
$20.55 to $25.56	25,683	24,642
$25.57 to $30.58	910	910
$30.59 to $35.60	4,320	4,320
$35.61 to $40.62	2,728	2,728
$40.63 to $48.40	27,956	27,956
	5,451,968	4,049,393

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options to purchase shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase a total of 45,632 options to purchase shares of the Company’s common stock (including previously vested options to purchase shares of the Company’s common stock of 24,515) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 paid during the year ended December 31, 2023.

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

On November 2, 2023, the Company modified options of former a senior executive officer for 450,560 shares of the Company’s common stock, pursuant to which the exercise period would be extended for the 10-year contractual term from the grant date of the award subject to continued employment through the closing date of the Business Combination (see Note 28) (the “conditions”). Incremental costs in connection with the modification was $380, of which no cost was recognized at the modification date since the conditions were not satisfied and the employment of the officer was terminated.

2022 Stock Option Repricing

On March 18, 2022, the Company approved a repricing of certain outstanding stock options (the “Stock Option Repricing”) granted under the Company’s 2016 Plan and 2019 Plan that had an exercise price above $ 8.82 per share, as well as certain outstanding stock options held by senior management of the Company under the Outside Options. The Stock Options Repricing was approved by the Board and stockholders. As a result of the Stock Option Repricing, the exercise prices were set to $8.82 per share, which was the closing sale price of the Company’s common stock as listed on the NYSE American exchange on March 18, 2022. Except for the repricing of the stock options under the 2019 Plan, all terms and conditions of each stock option remain in full force and effect. For the repricing of the stock options under the 2019 Plan, the Company (i) modified the exercise price; (ii) will allow cashless exercise as a method of paying the exercise price, and (iii) will waive a lock-up provision in the stock option agreements. All other term and conditions of each of the stock options under the 2019 Plan remain in full force and effect.

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

ABG Warrants

In connection with the Licensing Agreement and issuance of the ABG Warrants to purchase up to 999,540 shares of the Company’s common stock, the Company recorded the issuance of the warrants as stock-based compensation with the fair value of the warrants measured at the time of issuance and expensed over the requisite service period.

A summary of the ABG Warrant activity during the year ended December 31, 2023 is as follows:

	Number of Shares		Weighted Average	Weighted Average Remaining Contractual Life
	Unvested	Vested	Exercise Price	(in years)
ABG Warrants outstanding at January 1, 2023	599,724	399,816	$11.55	6.46
Vested	-	-
ABG Warrants outstanding at December 31, 2023	599,724	399,816	11.55	5.46

There was no intrinsic value of exercisable but unexercised in-the-money ABG Warrants as of December 31, 2023 based on a fair market value of the Company’s common stock of $2.38 per share on December 31, 2023. Information on the acceleration of the vesting of the ABG Warrants is provided in Note 28.

The exercise prices of the ABG Warrants outstanding and exercisable are as follows as of December 31, 2023.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$9.24	749,655	299,862
$18.48	249,885	99,954
	999,540	399,816

Information with respect to compensation cost and unrecognized compensation cost related to the ABG Warrants is provided under the heading Stock-Based Compensation.

Publisher Partner Warrants

Publisher Partner Warrants – Publisher Partner Warrants outstanding as of January 1, 2023, totaling 4,154, expired during the year ended December 31, 2023. As of December 31, 2023, there are no Publisher Partner Warrants outstanding.

New Publisher Partner Warrants

A summary of the New Publisher Partner Warrants activity during the year ended December 31, 2023 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Shares	Price	(in Years)
New Publisher Partner Warrants outstanding at January 1, 2023	-	$-	-
Granted	9,800	6.91	-
New Publisher Partner Warrants outstanding at December 31, 2023	9,800	6.91	4.15
New Publisher Partner Warrants exercisable at December 31, 2023	1,084	10.56	3.92
New Publisher Partner Warrants not vested at December 31, 2023	8,716
New Publisher Partner Warrants available for future grants at December 31, 2023	23,000

There was no intrinsic value of exercisable but unexercised in-the-money New Publisher Partner Warrants since the fair market value of $2.38 per share of the Company’s common stock was lower than the exercise prices on December 31, 2023.

The exercise prices of the New Publisher Partner Warrants outstanding and exercisable are as follows as of December 31, 2023.

Exercise	Outstanding	Exercisable
Price	(Shares)	(Shares)
$5.30	6,800	-
$10.56	3,000	1,084
	9,800	1,084

Stock-Based Compensation

Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31, 2023
	Restricted Stock	Common Stock Options	ABG Warrants	Totals
Cost of revenue	$2,092	4,460	10	$6,562
Selling and marketing	257	1,402	-	1,659
General and administrative	6,372	3,457	1,010	10,839
Total costs charged to operations	8,721	9,319	1,020	19,060
Capitalized platform development	-	1,016	-	1,016
Total stock-based compensation	$8,721	10,335	1,020	$20,076

	Year Ended December 31, 2022
	Restricted Stock	Common Stock Options	ABG Warrants	Totals
Cost of revenue	$3,730	$6,505	$-	$10,235
Selling and marketing	270	2,502	-	2,772
General and administrative	9,067	7,776	1,495	18,338
Total costs charged to operations	13,067	16,783	1,495	31,345
Capitalized platform development	-	1,884	-	1,884
Total stock-based compensation	$13,067	$18,667	$1,495	$33,229

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of December 31, 2023 was as follows:

	As of December 31, 2023
	Restricted Stock	Common Stock Options	ABG Warrants	Totals
Unrecognized compensation expense	$1,191	$4,192	$26	$5,409
Weighted average period expected to be recognized (in years)	1.84	1.33	2.01	1.45

23. Liquidated Damages

During the years December 31, 2023 and 2022, the Company recorded liquidated damages of $583 and $1,140 (including accrued interest of $583 and $652), respectively. During the year December 31, 2022, liquidated damages of $488 were recorded as a result of Registration Rights Damages resulting from not registering the Series K convertible preferred stock timely.

24. Income Taxes

The components of the (provision) benefit for income taxes consist of the following:

	Years Ended December 31,
	2023	2022
Current tax (provision) benefit:
Federal	$-	$-
State and local	(88)	(77)
Total current tax (provision) benefit	(88)	(77)
Deferred tax (provision) benefit:
Federal	(57)	985
State and local	(77)	155
Total deferred tax (provision) benefit	(134)	1,140
Total income tax (provision) benefit	$(222)	$1,063

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$52,353	$51,023
Interest limitation carryforward	10,028	5,444
Tax credit carryforwards	264	264
Allowance for doubtful accounts	388	757
Accrued expenses and other	891	1,340
Lease termination	1,017	1,869
Liquidated damages	794	1,717
Unearned revenue	5,148	3,744
Stock-based compensation	7,229	6,931
Operating lease liability	58	118
Depreciation and amortization	4,146	3,706
Deferred tax assets	82,316	76,913
Valuation allowance	(76,367)	(65,406)
Total deferred tax assets	5,949	11,507
Deferred tax liabilities:
Acquisition-related intangibles	(6,548)	(11,972)
Total deferred tax liabilities	(6,548)	(11,972)
Net deferred tax liabilities	$(599)	$(465)

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, except for deferred tax liabilities on indefinite lived intangible assets, as of December 31, 2023 and 2022.

As of December 31, 2023, the Company had federal, state, and local net operating loss carryforwards available of $193,801, $145,968 and $53,002 respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $138,243 do not expire (limited to 80% of taxable income in a given year) and $55,558 will expire, if not utilized, through 2037 in various amounts. As of December 31, 2022, the Company had federal, state, and local net operating loss carryforwards available of $190,070, $133,419 and $51,503, respectively, to offset future taxable income

Sections 382 and 383 of the Internal Revenue Code imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an ownership change occurs. A section 382 ownership change occurs if one or more stockholders or groups of stockholders who own at least 5% of the Company’s common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future issuances or sales of the Company’s common stock (including certain transactions involving the Company’s common stock that are outside of the Company’s control) could also result in an ownership change under section 382. If an ownership change occurs, Section 382 would impose an annual limit on the amount of pre-change net operating losses and other losses the Company can use to reduce its taxable income generally equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (subject to certain adjustments) and the long-term tax exempt interest rate for the month of the ownership change.

The Company believes that it did have a change in control under these sections in connection with its recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets. The Company completed a preliminary section 382 analysis as of December 31, 2023 and 2022 and concluded it may have experienced an ownership change as a result of certain equity transactions during the rolling three-year period of 2021 to 2023. The Company concluded that its federal net operating loss carryforwards, including any net operating loss carryforwards as a result of the mergers during 2018 and 2019, resulted in annual limitations on the overall net operating loss carryforward and that an ownership change, if any, would impose an annual limit on the net operating loss carryforwards and could cause federal income taxes (similar provisions apply for state and local income taxes) to be paid earlier than otherwise would be paid if such limitations were not in effect. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2023 and 2022.

The provision (benefit) for income taxes on the statements of operations differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(11,626)	21.0%	$(14,375)	21.0%
State and local taxes, net of federal benefit	(2,526)	4.6%	(3,429)	5.0%
Stock-based compensation	3,472	-6.3%	3,894	-5.7%
Unearned revenue	(562)	1.0%	(696)	1.0%
Interest expense	62	-0.1%	56	-0.1%
Gain upon debt extinguishment	-	0.0%	(760)	0.0%
Other differences, net	678	-1.2%	(997)	1.6%
Valuation allowance	10,961	-19.8%	14,959	-21.9%
Other permanent differences	(237)	0.4%	285	-0.4%
Income tax provision (benefit) and effective income tax rate	$222	-0.4%	(1,063)	1.6%

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

The Company did not recognize any uncertain tax position, or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2023 and 2022. The Company files tax returns in the U.S. federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2020 forward and the California returns from 2019 forward are subject to examination. The Company currently is under examination by a state tax authority.

25. Pension Plans

The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $2,125 and $1,808 for the years ended December 31, 2023 and 2022, respectively.

26. Related Party Transactions

Principal Stockholders

The Company has an outstanding obligation with Renew, an affiliated entity of Simplify, where Renew purchased the all the outstanding debt held by BRF Finance Co., LLC (“BRF”) an affiliated entity of B. Riley Financial, Inc. (“B. Riley”) (as further described below), who now holds the debt in its capacity as agent for the purchasers and as purchaser, pursuant to the third amended and restated note purchase agreement entered into on December 15, 2022 (the “Note Purchase Agreement”), as amended by the first amendment to the Note Purchase Agreement on August 14, 2023 (the “First Amendment”) with an effective date of August 31, 2023, as further amended by the second amendment to the Note Purchase Agreement on December 1, 2023 (the “Second Amendment”). The Note Purchase Agreement contains provisions related to the 2023 Notes, Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes, all as further described above and referred to as the “Notes”. Under the terms of the Note Purchase Agreement, First Amendment and Second Amendment, in the event there is a mandatory prepayment requirement, the principal payment of the Notes will be applied to: (1) the 2023 Notes until paid in full; (2) then to the 2022 Bridge Notes until paid in full; (3) then to the Delayed Draw Terms Notes until paid in full; and (4) then to the Senior Secured Notes. All borrowings under the Notes are collateralized by substantially all assets of the Company secured by liens and guaranteed by the Company’s subsidiaries. The Notes provide for a default interest rate equal to the rate of interest in effect at the time of default plus 4.0%, along with other provision for acceleration of the Notes under certain conditions. The Notes provide for certain affirmative covenants, including certain financial reporting obligations.

On November 30, 2023, Simplify entered into a stock purchase and assignment agreement (the “Stock Purchase Agreement”), pursuant to which it purchased an aggregate of 10,512,236 shares of the Company’s common stock for aggregate consideration of $30,485 on December 1, 2023 from B. Riley and other affiliated entities of B. Riley and certain other sellers (collectively the “Sellers”), resulting in Simplify becoming a principal stockholder and the Sellers no longer owning any of the Company’s common stock.

On November 30, 2023, Renew, an affiliated entity of Simplify and a principal stockholder, and BRF, an affiliate of the Sellers, entered into a securities purchase and assignment agreement (the “Debt Purchase Agreement”), pursuant to which BRF sold and assigned to Renew all of BRF’s rights, duties, liabilities and obligations pursuant to the Note Purchase Agreement, as amended, and the Notes purchased thereunder and the collateral securing such Notes on December 1, 2023 (further details are provided under the heading Arena Loan Agreement in Note 28), resulting in BRF no longer holding any debt securities of the Company. The aggregate principal balance under the Notes was $110,691 at the time of purchase by Renew.

As of November 30, 2023, Daniel Shribman, Chief Investment Officer of BRF, and Todd Sims, President of B. Riley Venture Capital, a subsidiary of BRF, resigned as members of the Board of the Company.

For the years ended December 31, 2023 and 2022, the Company paid in cash interest of $9,068 and $7,132, respectively, on the Notes due to BRF, an affiliated of B. Riley, a former principal stockholder.

For the year ended December 31, 2023, the Company incurred interest of $2,797 for the period from October 1, 2023 to December 31, 2023 on the Notes held by Renew, an affiliated entity of Simplify, a principal stockholder, where the Company defaulted on the payment of $2,797 interest due on December 29, 2023.

On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stock for a total of $3,915 in gross proceeds with B. Riley, a former principal stockholder, at a price per share of $3.88 per share.

On August 10, 2023, the Series H Preferred Stock automatically converted into shares of the Company’s common stock at the conversion price of $7.26 per share, of which 134,550 shares were issued to B. Riley, a former principal stockholder.

On August 31, 2023, September 29, 2023 and November 27, 2023, in connection with the 2023 Notes, BRF, an affiliated entity of B. Riley, a former principal stockholder, issued $5,000, $1,000 and $2,000, respectively, in aggregate principal amount under the 2023 Note, where the Company incurred fees of $357.

The Company entered into transactions with B. Riley, a former principal stockholder, where it borrowed funds under the 2022 Bridge Notes of $36,000 during the year ended December 31, 2022.

For the year ended December 31, 2022, the Company had certain transactions with B. Riley, a former principal stockholder, where it paid fees associated with the common stock public offering totaling $2,440.

Registered Direct Offering

On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 317,518 shares of the Company’s common stock for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002Trust - NLA); (ii) 195,529 shares for $759 to 180 Degree Capital Corp, a beneficial holder of more than 5% of the Company’s common stock; (iii) 25,773 shares for $100 to Daniel Shribman, a former director; (iv) 25,773 shares for $100 to Ross Levinsohn, a former director and the Company’s former Chief Executive Officer; and (v) 6,443 shares for $25 to Paul Edmonson, an executive officer.

Repurchases of Restricted Stock

On December 15, 2020, the Company entered into an amendment for certain restricted stock awards and units that were previously issued to certain employees in connection with the HubPages merger, pursuant to which the Company agreed to repurchase from certain key personnel of HubPages, Inc., including Paul Edmondson, one of the Company’s officers, and his spouse, an aggregate of 764 shares of the Company’s common stock at a price of $88.00 per share each month for a period of 24 months, for aggregate proceeds to Mr. Edmondson and his spouse of $67 per month. For year ended December 31, 2022, the Company paid Mr. Edmonson and his spouse $269 for 3,056 shares of the Company’s common stock.

27. Commitments and Contingencies

Claims and Litigation – From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The Company is not currently a party to any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Further information is provided under the heading Legal Contingencies in Note 28.

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

Royalty Fees – The Company guaranteed minimum annual royalties of $15,000 to ABG. The initial term of the minimum guarantee will expire December 31, 2029. Further details are provided under the heading Sports Illustrated Licensing Termination Rights in Note 28.

28. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Arena Loan Agreement

On January 5, 2024, as part of negotiations with Renew, in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the Arena Loan Agreement, dated December 15, 2022 held by Renew (the “Arena Notes”) in the amount of $2,797, that resulted in an event of default under the Arena Notes (the “Arena Notes Default”), Renew agreed in writing to a forbearance period through March 29, 2024, subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. The outstanding principal on the Arena Notes was $110,691 as of December 31, 2023. In addition, while the Company continues discussions with Renew to restructure and/or amend the Arena Notes, the Board engaged, and Renew accepted, FTI Consulting Inc., (“FTI”), a global business advisory firm, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. He was later appointed as interim President in addition to his role as the Company’s Chief Business Transformation Officer, as referenced below.

On March 27, 2024, the forbearance period was extended through the earlier of the following: (a) April 30, 2024; (b) the occurrence of the closing of the Business Combination (as further described below) and (c) the termination of the Business Combination prior to closing.

Sports Illustrated License Termination Rights

On January 2, 2024, the Company failed to make a quarterly payment due to ABG, pursuant to the Licensing Agreement, of $3,750 (the “ABG Default”). On January 3, 2024, ABG issued a notice of breach with the intent to exercise its right of termination. On January 18, 2024, ABG notified the Company of its intention to terminate the Licensing Agreement, effective immediately, in accordance with its rights under the Licensing Agreement. Upon such termination, a fee of $45,000 became immediately due and payable by the Company to ABG pursuant to the terms and conditions of the Licensing Agreement. On March 18, 2024, ABG announced it had reached an agreement in principle with a third party that will become the new operator of the Sports Illustrated media business. The Company is engaging in continuing discussions with ABG regarding the timing and terms of the transition of the Sports Illustrated media business to this third party.

ABG Warrants

On January 2, 2024, in connection with the ABG Default, the Performance-Based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG.

Resignation and Appointments

On January 3, 2024, the Board appointed Jason Frankl as Chief Business Transformation Officer of the Company, effective immediately, reporting directly to the Board.

On January 4, 2024, the Board accepted the resignation of Manoj Bhargava from his position as interim Chief Executive Officer effective immediately.

On January 19, 2024, the Company accepted the resignation of Ross Levinsohn, the Company’s former Chief Executive Officer and Chairman of the Board.

On January 23, 2024, the Board appointed Jason Frankl as interim President of the Company, effective immediately, reporting directly to the Board.

On January 23, 2024, the Board appointed Cavitt Randall as Chairman of the Board, effective immediately.

On February 9, 2024, the Board appointed Cavitt Randall as the Company’s Chief Executive Officer, effective February 13, 2024.

On February 16, 2024, the Board appointed Manoj Bhargava as the Company’s Co-President, effective immediately.

Business Combination

On February 9, 2024, New Arena Holdco, Inc. (“New Arena”), a wholly owned subsidiary of the Company, filed a Registration Statement on Form S-4 (File No. 333-276999) with the SEC in connection with the Business Combination Agreement by and among the Company, Simplify, Bridge Media Networks, LLC (“Bridge Media”), New Arena and the other parties dated November 5, 2023, as amended on December 1, 2023 (the “Transaction Agreement”), that provides for the Company to combine its operations with those of Bridge Media, a wholly owned subsidiary of Simplify by way of a series of mergers with and among New Arena (the “Mergers”), subject to customary conditions, including the approval by the Company’s shareholders and certain regulatory approvals. Immediately following the Mergers, the Transaction Agreement provides for: (i) the purchase by The Hans Foundation USA, a nonprofit nonstock corporation (the “Hans Foundation”) of 25,000 shares of New Arena Series A Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000.00 per share, for an aggregate purchase price of $25,000 (such amount, the “Preferred Stock Financing Amount,” and such financing, the “Preferred Stock Financing”) pursuant to the subscription agreement, dated as of November 5, 2023 (the “Preferred Stock Subscription Agreement”), by and between New Arena and the Hans Foundation; and (ii) the purchase by 5-Hour International Corporation Pte. Ltd. (“5-Hour”) of 5,000,000 shares of New Arena common stock, par value $0.0001 per share at a purchase price of $5.00 per share, for an aggregate purchase price of $25,000 (such amount, the “Common Stock Financing Amount,” such financing, the “Common Stock Financing”) pursuant to the subscription agreement, dated as of November 5, 2023 (the “Common Stock Subscription Agreement”), by and between New Arena and 5-Hour. Further, concurrently with the closing of the Mergers, pursuant to that certain Committed Equity Facility Term Sheet, dated November 5, 2023, by and between Arena and Simplify (the “Committed Equity Facility Term Sheet”), New Arena will enter into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Simplify, pursuant to which Simplify will agree to purchase, at New Arena’s request, up to $20,000 in aggregate purchase price of shares of New Arena common stock from time to time during the 12 months following the closing date at a price per share equal to the lesser of (i) the volume-weighted average price of the New Arena common stock for the last sixty trading days prior to the purchase date and (ii) $3.86 per share (the “Equity Line of Credit”), along with New Arena 60,000 shares of New Arena’s common stock as payment of a 1.5% commitment fee.

Immediately following the closing, (i) Simplify will own approximately 79% of the outstanding shares of New Arena common stock, par value $0.0001 per share, on a fully diluted basis, (ii) 5-Hour will own approximately 6% of the outstanding New Arena common stock and (iii) former Arena stockholders will own the remaining outstanding New Arena common stock. Such amounts exclude the ownership of shares of New Arena common stock that may be issued from time to time pursuant to the Equity Line of Credit. Following the closing, Arena common stock will be delisted from the NYSE American and deregistered under the Securities Exchange Act of 1934, as amended, and cease to be publicly traded. New Arena and its subsidiaries will operate under Arena’s current name “The Arena Group Holdings, Inc.” The Company anticipates that New Arena common stock will be traded on the NYSE American under Arena’s current stock ticker symbol “AREN.”

Common Stock Private Placement

On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, par value $0.01 per share, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received net proceeds from the Private Placement of approximately $12,000. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. Prior to the consummation of the Private Placement, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock. Following the issuance of the Private Placement Shares to Simplify, Simplify owns approximately 54.5% of the outstanding shares of the Company’s common stock, resulting in a change in control. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. The funds used by Simplify to purchase the Private Placement Shares came from the working capital of Simplify.

Arena Credit Agreement Default

The Arena Notes Default created an event of cross-default under the Arena Credit Agreement with SLR (the “SLR Default”), resulting in SLR no longer providing for any additional funding under the debt, while paying down the debt with payments received from the Company’s customers in accordance with the terms of the agreement. The Company has refinanced the line of credit with a new credit facility with Simplify (as described below under the heading Simplify Loan). As of the issuance date of the consolidated financial statements, there was no principal amount due under the Arena Credit Agreement.

Fexy Put Option

On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 and then on the 15th day of each March, April and May of 2024 comprised of the following: (i) $2,225 pursuant to the put option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable.

Simplify Loan

On March 13, 2024, the Company entered into a working capital loan with Simplify (the “Simplify Loan”), pursuant to which the Company has available up to $25,000 at 10% interest rate per annum. The loan is secured by certain assets of the Company. On closing, the Company borrowed $7,748, of which $3,448 was used to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Arena Credit Agreement.

Legal Contingencies

On January 30, 2024, the former President of Media filed an action against the Company and Manoj Bhargava, alleging claims for breach of contract, failure to pay wages and defamation, among other things, in the United States District Court of the Southern District of New York, and seeking damages in an unspecified amount. The Company believes that it has strong defenses to these claims and intends to vigorously defend itself and the allegations made in this lawsuit.

On March 21, 2024, the former CEO and Chairman of the Board filed an action against the Company, members of the Board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20,000. The Company believes that it has strong defenses to these claims and intends to vigorously defend itself and the allegations made in this lawsuit.

Common Stock

From January 1, 2024 through the date these consolidated financial statements were issued, the Company issued 378,292 shares of its common stock as follows: (i) 36,608 shares to members of the Board; (ii) 256,853 shares pursuant to vested restricted stock units that were released; and (iii) 84,831 shares to certain former employees.

Compensation Plans

From January 1, 2024 through the date these consolidated financial statements were issued, the Company granted common stock options and restricted stock units totaling 22,843 and 222,396, respectively, to acquire shares of the Company’s common stock to officers, directors, employees and consultants.

