Form 10-K/A
period 2023-12-31
Arena Group Holdings, Inc.
filed 2024-04-29
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 28, 2024, the Registrant had 29,770,553 shares of common stock outstanding.

Auditor Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of The Arena Group Holdings, Inc. (the “Company,” “we”, “us”, or “our”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Form 10-K”).

This Amendment is being filed to include the information required by Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – “Executive Compensation”, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” and Item 14 – “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Form 10-K are amended and restated in their entirety as set forth in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer Rule 13a-14(a) certifications are filed herewith.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10- K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

2

Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table includes the names, ages and titles of our directors and executive officers. Directors are to be elected each year by our stockholders at an annual meeting. Each director holds his or her office until his or her successor is elected and qualified or resignation or removal. Executive officers are appointed by our Board of Directors. Each executive officer holds his or her office until he or she resigns or is removed by our Board of Directors or his or her successor is appointed and qualified.

Name	Age	Current Title	Dates in Position or Office
Sara Silverstein	43	Chief Executive Officer	April 19, 2024 – Present
Manoj Bhargava	70	President (1)	April 26, 2024 – Present
Paul Edmondson	49	President, Platform (2)	October 10, 2019 – Present
Douglas Smith	63	Chief Financial Officer	May 3, 2019 – Present
Cavitt Randall	45	Chairman of the Board and Director (3)	December 1, 2023 - Present
Carlo Zola	46	Director (4)	June 11, 2021 – Present
H. Hunt Allred	39	Director (5)	October 7, 2021 – Present
Laura Lee	48	Director (6)	October 7, 2021 – Present
Christopher Petzel	52	Director (7)	October 7, 2021 – Present
Christopher Fowler	64	Director	December 1, 2023 – Present

(1)	Mr. Bhargava held the title of Interim Chief Executive Officer from December 11, 2023 until January 4, 2024, and the title of Co-President from February 16, 2024 through April 26, 2024.
(2)	Mr. Edmondson previously held the title of Chief Operating Officer from August 2018 until December 2019. Mr. Edmondson also served as President from October 10, 2019 until February 18, 2021; however, on February 18, 2021, the role of President was split into two offices, President, Platform, which Mr. Edmondson holds, and President, Media.
(3)	Mr. Randall was appointed Chairman of our Board of Directors on January 23, 2024. Mr. Randall previously held the title of Chief Executive Officer from February 13, 2024 until April 19, 2024.
(4)	Mr. Zola is the Chair of our Nominating and Corporate Governance Committee and serves on our Audit Committee.
(5)	Mr. Allred is the Chair of our Compensation Committee and serves on our Nominating and Corporate Governance Committee and our Special Transaction Committee.
(6)	Ms. Lee is the Chair of our Audit Committee and serves on our Compensation Committee.
(7)	Mr. Petzel is the Chair of our Special Transaction Committee and serves on our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee.

Former Officers and Directors

The following table includes the names, ages, and titles of our directors and executive officers who served as a director or executive officer during fiscal 2023, but who no longer serve as an executive officer or a director.

Name	Age	Former Title	Dates in Position or Office
Ross Levinsohn	60	Chief Executive Officer and Director (1)	August 26, 2020 – December 11, 2023
Jason Frankl	50	Interim Co-President (2)	January 23, 2024 – April 26, 2024
Andrew Kraft	51	President, Operations	October 1, 2000 – December 5, 2023
Avi Zimak	49	Chief Revenue and Strategy Officer	December 19, 2019 – June 30, 2023
H. Robertson Barrett	57	President, Media	February 18, 2021 – December 5, 2023
Kathryn Kulik	51	Chief Revenue Officer	November 2, 2023 – April 22, 2024
Grady Tripp	41	Senior Vice President and Chief People Officer	August 18, 2023 – March 13, 2024 (3)
Daniel Shribman	40	Director	June 11, 2021 – November 30, 2023
Todd Sims	54	Director	August 2018 – November 30, 2023

(1)	On December 11, 2023, our Board of Directors terminated the employment of Mr. Levinsohn. On January 19, 2024, Mr. Levinsohn tendered, and we accepted, his resignation from our Board of Directors.

(2)	Mr. Frankl served as Chief Business Transformation Officer from January 5, 2024 to January 23, 2024.
(3)	Mr. Tripp is no longer providing services to us and is no longer an executive officer as of March 13, 2024, but he will continue to be paid as an employee through June 11, 2024.

Biographical and Related Information – Directors and Executive Officers

The following is an overview of the biographical information for each of our directors and executive officers, including the year they became directors or officers, to the extent applicable, their principal occupations or employment for at least the past five years, and certain of their other directorships.

Sara Silverstein has served as our Chief Executive Officer since April 19, 2024. Ms. Silverstein previously served as General Manager – Finance Arena of the Company since November 2021. Prior to that, she was Executive Editor at Business Insider from 2013 to 2020. Ms. Silverstein started her career at a hedge fund and has been working in the media industry for the past 14 years, including other positions with Bloomberg Media. Ms. Silverstein has a bachelor’s degree in mathematics from the University of Colorado and an MBA from the University of Chicago Booth School of Business.

Manoj Bhargava has served as President of the Company since April 26, 2024 and is expected to serve as Interim Chief Executive Officer of New Arena Holdco, Inc (“New Arena”) and Chairman of the New Arena Board of Directors following the consummation of the transactions contemplated by the Transaction Agreement (the “Transactions”). Previously, Mr. Bhargava served as the Company’s Interim Chief Executive Officer from December 11, 2023 until January 4, 2024 and as Co-President from February 16, 2024 through April 26, 2024. Mr. Bhargava is the control person of Simplify Inventions LLC, a Delaware limited liability company (“Simplify”), and Bridge Media Networks LLC, a Michigan limited liability company and a wholly owned subsidiary of Simplify (“Bridge Media”). Mr. Bhargava is the Founder of Innovation Ventures LLC (5-hour ENERGY) and has served as its Chief Executive Officer since its inception. Mr. Bhargava founded 5-hour ENERGY in 2000 and has grown 5-hour ENERGY to annual retail sales over $1 billion. Mr. Bhargava has extensive management, operations and marketing experience, which he has applied to numerous new business start-ups including a water filtration company, an R&D shop and an investment company. Mr. Bhargava is a distinguished philanthropist and the founder of several charities.

Paul Edmondson has served as our President of Platform since February 2021, when we split our President role into two separate officer roles. As President of Platform, Mr. Edmondson currently oversees our Platform business, which offers the core content management system, programmatic advertising technology and multitenant subscription stack for publishers serving partner publishers and our owned and operated properties. As part of his responsibilities, Mr. Edmondson also oversees our Adventure Network and HubPages properties. Prior to this appointment, he had served as our President since October 2019. Prior to that, Mr. Edmondson served as our Chief Operating Officer from August 2018 to December 2019. Mr. Edmondson joined our Company in January 2018 with our acquisition of HubPages, Inc. (“HubPages”), where he had served as Founder and Chief Executive Officer since 2006. Prior to HubPages, he served as the Group Product Manager for Microsoft Corporation’s MSN Entertainment, having joined Microsoft Corporation in 2000 through its acquisition of MongoMusic, Inc. Prior thereto, he developed applications for Hewlett-Packard Company.

Douglas Smith has served as our Chief Financial Officer since May 3, 2019 and is expected to serve as Chief Financial Officer of New Arena following the consummation of the Transactions. Before joining the Company, Mr. Smith served as the Chief Financial Officer of Ashworth College, an online education provider offering high school, undergraduate, and graduate degree programs, from March 2016 to April 2019. Mr. Smith also served as the Chief Financial Officer of Scout Media, a sports oriented digital media company, from 2015 to 2016, GLM Shows, a trade show operator, from 2011 to 2014, EducationDynamics, a marketing and enrollment growth services and solutions provider for higher education institutions, from 2009 to 2011, Datran Media, a digital marketing technology company, from 2005 to 2008, and Peppers & Rogers Group, a management consulting group focusing on customer-based business strategy, from 2000 to 2005. From 1993 to 2000, Mr. Smith served as Senior Vice President and Treasurer of Primedia, a magazine publishing company. Prior to his corporate experience, Mr. Smith served as the Senior Vice President of the Bank of New York from 1982 to 1993, where he specialized in media lending. Mr. Smith earned his M.B.A. from Columbia Business School and his B.A. in Economics from Connecticut College.

Cavitt Randall has served as one of our directors since December 2023, and is expected to serve as a member of the New Arena Board of Directors following the consummation of the Transactions. Mr. Randall also served as our Chief Executive Officer from February 13, 2024 until April 19, 2024. Since August 2022, Mr. Randall has served as the Chief Executive Officer of MBX Clearing LLC, an investment firm registered broker-dealer that self-clears at Option Clearing Corporation (OCC). Prior to joining MBX Clearing LLC, from August 2018 to August 2022, Mr. Randall was the Chief Operating Officer of SI Capital LLC prior to it changing its name to MBX Group LLC. Prior to SI Capital LLC, from June 2000 to August 2018, Mr. Randall held various executive roles at GE Capital including roles as the Senior Vice President. Mr. Randall has over twenty years’ experience in equity, options and debt trading and holds Series 24 (General Securities Principal), Series 57 (Securities Trader) and FINRA SIE licenses. Mr. Randall holds a Bachelor of Arts in Finance from Michigan State University. We believe that Mr. Randall is qualified to serve as a director given his executive leadership experience and over twenty years’ experience in capital markets.

Mr. Randall was appointed to our Board of Directors in December 2023 pursuant to the terms of the Transaction Agreement in connection with the sale of the Company’s debt and equity held by B. Riley Financial, Inc. and its affiliates to Renew Group Private Limited (“Renew”) and Simplify respectively. See Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information.

Carlo Zola has served as one of our directors since June 11, 2021. He is an investment professional with over 19 years of active experience in the financial markets. Mr. Zola started his professional career in 2002 as a research analyst at Intermonte SIM in Milan, the leading independent Italian investment bank. In 2004, Mr. Zola started working at the largest fund management company in the world with over $2 trillion under management, Capital Group, where he held positions as analyst and portfolio manager in Los Angeles, New York, Toronto and London. Over 13 years at Capital Group, Mr. Zola successfully managed a portfolio of over $1 billion in assets, with responsibilities in global and income mandates as well as more focused mandates in Media, Metals and Mining, Chemicals and Real Estate (REITs). During the last 3 years at Capital Group, Mr. Zola also served as Research Portfolio Coordinator (RPC) overseeing investments by a team of over 20 analysts for one of its Growth and Income funds. An early investor in crypto currencies, Mr. Zola left Capital Group in 2018 and has been a founding partner at Paladin Trust, a leading Trust and Custodian business dedicated to the crypto markets founded in 2018. Since January 2020, Mr. Zola is a founding partner at Percival Ventures, an investment firm based in Puerto Rico, focused on early stage blockchain investments and crypto currencies. In late 2020, Mr. Zola was among the founding partners of Atlas Capital Team, L.P. an asset management company in which he retains an active position as Portfolio Manager with a mandate focused on Real Estate and ESG investments. Finally, Mr. Zola serves as a principal of Warlock Partners, LLC (“Warlock”) and of Roundtable Media L.L.C. (“Roundtable Media”). Mr. Zola holds a Bachelor of Arts degree in Economics from Bocconi University in Milan, Italy, where he graduated Summa cum Laude in 2002 and a Master’s degree in management from CEMS, the Community of European Management Schools, which he attended at ESADE in Barcelona, Spain. We believe that Mr. Zola is qualified to serve as a director because of his extensive financial market experience.

H. Hunt Allred has served as one of our directors since October 2021, and is expected to serve as a member of the New Arena Board of Directors following the consummation of the Transactions. Currently and since May 2017, Mr. Allred has served as Director of Alternative Investments, leading investments on behalf of various Hunt Family entities, doing business as Petro-Hunt LLC. The Hunt Family entities are primarily focused on investing in technology, healthcare, and other venture opportunities. Currently and since June 2017, he also holds management positions with diversified investment firms RedCap Investments, LP and Mill Iron Operations, and medical diagnostics technology company mLife Diagnostics. Previously, Mr. Allred held roles at hedge funds Citadel LLC, from December 2016 to April 2017, and Vollero Beach Capital Partners, from June 2012 to September 2016, where he focused on public equity investing across the industrial, energy and utility sectors. Mr. Allred also previously served as an industrial public equity analyst at Aptigon Capital, a division of Citadel LLC, from October 2016 to April 2017. He held various roles at Commerce Street Capital, a private equity fund centered on investing in regional financial institutions. He began his career at ORIX USA, holding roles in both the corporate finance group, financing sponsored backed leverage buyouts, and the real estate structured credit group, working out distressed real estate assets. Mr. Allred received his Bachelor of Business Administration from Texas Christian University and M.B.A. from the University of Texas at Austin. Because of his extensive investment experience across multiple asset classes, with expertise including private equity, public equity, venture capital, credit origination, and structured credit resolutions, we believe Mr. Allred is qualified to serve as a director.

Laura Lee has served as a member of our Board of Directors since October 2021, and is expected to serve as a member of the New Arena Board of Directors following the consummation of the Transactions. Since November 2022, Ms. Lee has been employed by Twitch, a video live streaming service, as its Chief Content Officer. Prior to this, she held the position of Senior Advisor at consulting firm McKinsey & Company, Inc., from August 2019 to November 2022, in addition to serving as an external adviser to growth companies such as Xoogler.co, an organization focused on entrepreneurial ventures for Google alumni, from September 2018 to November 2022, and SAAS membership platform for creators, Patreon Inc., from April 2018 to May 2020. Ms. Lee also previously held senior positions at various media, technology, and consumer companies, including serving as Executive Vice President of Content, Strategy, and Operations at the premiere media and entertainment company, NBC Universal Media LLC, during 2017, where she oversaw over $2 billion in key digital investments and relationships with Snap Inc., BuzzFeed, Inc., Vox Media, Inc., and YouTube LLC (“YouTube”), new business opportunities, and digital content production. From 2015 to 2016, Ms. Lee was the Chief Digital Officer and President of Media at Margaritaville Enterprises, LLC (“Margaritaville”), Jimmy Buffett’s lifestyle brand, where she grew Margaritaville’s digital footprint by 300% through original content and signed multi-million dollar deals for the new media business unit. From 2007 to 2015, Ms. Lee worked at the internet media channel YouTube where she oversaw the North American Content division, launched the global transaction (VOD/EST) business for YouTube and Google Play, and created the Global Top Creator team, which oversaw relationships with YouTube’s digital-native influencers. Prior to her time with YouTube, Ms. Lee held various roles at the mass media company Viacom Media Networks, Inc. from 2003 to 2007, including serving as Vice President of Business Development and Operations at its MTV Networks unit, where she launched VBS.TV, a digital video business joint venture with Vice Media (and oversaw the acquisition of Harmonix Music Systems, the developer of iconic gaming hits Rock Band and Guitar Hero). From 2019-2022, Ms. Lee served on the board of MediaCo Holding Inc. (Nasdaq: MDIA) where she chaired several committees, including Audit, Digital M&A, and the COVID Task Force, and served on the Compensation Committee. She formerly was an independent director on the board of American Apparel LLC, where she served on the Nominating and Corporate Governance Committee. Ms. Lee also previously served on the board of WatchMojo, a top global entertainment network on YouTube (www.youtube.com/watchmojo). Ms. Lee currently serves on the board of Womensphere, a social enterprise business focused on empowering women and girls globally. Ms. Lee is a seasoned technology and media executive, advisor, and board director. She has been recognized for her industry expertise and as a top executive by Variety, National Association of Corporate Directors, Crain’s New York, and Multichannel News. Ms. Lee is a graduate of Brown University and Harvard Business School. We believe that her demonstrated experience in corporate finance, strategy, digital content and marketing, as well as in the technology and media industries qualifies her to serve as a director.

Christopher Petzel has served on our Board of Directors since October 2021, and is expected to serve as a member of the New Arena Board of Directors following the consummation of the Transactions. In October 2023, he joined the Private Wealth Management group of Spartan Capital Securities LLC, an investment bank in New York focused on microcap companies listed on Nasdaq and the NYSE, bridge financings and private placements. Since January 2022, he has served as a managing director at Broadside Capital, LLC, a transactional and strategic advisory firm based in Puerto Rico. From 2010 until January 2022, he served in a similar capacity for predecessor companies of Broadside Capital, LLC in California. Since August 2019, he has served as co-founder and Chairman of Byte to Bite Industries, Inc., a multi-location hospitality operator. Since January 2016, he has served as Chairman and, until September of 2023 as CEO, of Broadside Enterprises, Inc. (OTC: BRSE), which operates a digital food service platform and restaurant brand portfolio. Since July 2020 he has also served as Chairman and CEO of Chancellor Group, Inc. (OTC: CHAG), a publicly listed company seeking acquisitions. From June 2001 until December 2014, he served as CEO at Fierce Entertainment, LLC, an independent film and television production company which operated a technology platform for major international film distributors. During his tenure at Fierce Entertainment, LLC, he produced and/or executive produced feature films with major stars including Sylvester Stallone, Jet Li, Jason Statham, Nicholas Cage, Jason Sudeikis and Shirley MacLaine. Previously, from January 1999 to June 2001, Mr. Petzel worked for the technology, media and telecom group of investment banking firm Houlihan Lokey in Los Angeles, where his clients included DreamWorks, Pacific Data Images (now DreamWorks Animation), Centropolis Effects, Sundance Productions, Constantin Film AG and Castle Music and, during his tenure there, he served as a principal member of the team representing The Walt Disney Company in valuation matters pertaining to its much-publicized arbitration with Jeffrey Katzenberg. Mr. Petzel also previously worked for the media finance department of Berliner Bank AG (London Branch) and Goldcrest Films International Ltd. Mr. Petzel has broad experience with media, technology, hospitality, and corporate finance and structured financings for several hundred million dollars of entertainment assets. Mr. Petzel is fluent in German, English, French and Spanish. He studied finance and economics at the Universities of Barcelona (Spain) and Fribourg (Switzerland), where he graduated summa cum laude. We believe that Mr. Petzel is qualified to serve as a director because of his experience with media, technology, hospitality, and corporate finance, as well as his experience in building technology platforms for the entertainment and hospitality industries and working with small cap companies, including with respect to their reporting requirements.

Christopher Fowler has served on our Board of Directors since December 1, 2023, and is expected to serve as a member of the New Arena Board of Directors following the consummation of the Transactions. Mr. Fowler has served as the Chief Investment Officer of MBX Group, an investment firm where he is responsible for overseeing all investment activity since 2015. MBX Group is an affiliate of Simplify. For 15 years, Mr. Fowler worked as a Managing Director at GE Capital. Prior, Mr. Fowler worked at JPMorgan Chase & Co. as a Senior Vice President of Leveraged Lending for 11 years. Mr. Fowler holds a Bachelor of Science in Business/Industrial Engineering from the University of Southern California. We believe that Mr. Fowler is qualified to serve as a director given his executive leadership and investment experience.

Mr. Fowler was appointed to our Board of Directors in December 2023 pursuant to the terms of the Transaction Agreement in connection with the sale of the Company’s debt and equity held by B. Riley Financial, Inc. and its affiliates to Renew and Simplify respectively. See Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file with the SEC certain reports concerning beneficial ownership and changes thereto. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2023 were filed with the SEC on a timely basis, except for the following:

Reporting Person	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Number of Known Failures to File Required Form
H. Hunt Allred	1	1	0
H. Robertson Barrett	1	1	0
Paul Edmondson	1	1	0
Andrew Kraft	1	1	0
Kathryn Kulik	2	2	2
Laura Lee	1	1	0
Ross Levinsohn	1	1	0
Christopher Petzel	1	1	0
Daniel Shribman	1	1	0
Todd Sims	2	2	0
Douglas Smith	1	1	0
Grady Tripp	2	2	2
Avi Zimak	1	1	0
Carlo Zola	1	1	0

Code of Ethics

Our Board has adopted a Business Code of Ethics and Conduct (“Code of Ethics”) that applies to our executive officers, directors, and other employees as well as a Code of Ethics for Finance Officers (the “Senior Code of Ethics”) which applies to our financial officers. Copies of the Code of Ethics and the Senior Code of Ethics may be accessed on our website at https://investors.thearenagroup.net/corporate-governance/documents-and-charters. Information on or accessible through our website is not incorporated by reference in this Amendment. We intend to disclose future amendments to our Code of Ethics and the Senior Code of Ethics, or any waivers of such codes, on our website or in public filings.

Nominating and Corporate Governance Committee

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Audit Committee of our Board of Directors was formed on September 14, 2018. The Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee (i) the integrity of our financial statements, our accounting and financial reporting processes and financial statement audits, (ii) our compliance with legal and regulatory requirements, (iii) our systems of internal control over financial reporting and disclosure controls and procedures, (iv) the independent auditor’s engagement, qualifications, performance, compensation, and independence, (v) review and approval of related party transactions, and (vi) the communication among our independent auditors, our financial, and senior management and our Board. The Audit Committee currently consists of Laura Lee (Chair), Christopher Petzel and Carlo Zola. Our Board has determined that Ms. Lee, the Chair of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules.

Item 11. Executive Compensation

Named Executive Officers

For fiscal year 2023, our “named executive officers” were as follows:

●	Ross Levinsohn, Former Chief Executive Officer and Chairman
●	Manoj Bhargava, Former Interim Chief Executive Officer
●	Grady D. Tripp, Former Senior Vice President and Chief People Officer
●	Kathryn Kulik, Former Chief Revenue Officer
●	Avi Zimak, Former Chief Revenue and Strategy Officer
●	Henry Robertson Barrett, Former President, Media

Compensation Philosophy and Objectives

Our compensation policy is designed to attract and retain qualified key executive officers critical to our achievement of our growth and long-term success. To attract, retain, and motivate the executive officers to accomplish our business strategy, the Compensation Committee of our Board of Directors establishes our executive compensation policies and oversees our executive compensation practices. We provide what we believe is a competitive total compensation package to our management team through a combination of base salary, bonuses and equity awards.

Elements of our Executive Compensation and Benefits Programs

Base Salary

The Compensation Committee considers what salaries must be paid in order to attract and retain high-quality executive officers. We annually review our executive officers’ base salaries and make adjustments only when necessary based on individual and Company performance. We provide a minimum, fixed level of cash compensation to reflect the level of accountability of talented executive officers who can continue to improve our overall performance. In addition, salary is based on experience, industry knowledge, duties and scope of responsibility, as well as the competitive market for talent.

Annual Bonus Opportunity

Our named executive officers are eligible for annual cash-based bonus payments that are based on the achievement of certain individual and Company performance metrics. We use the annual performance bonus opportunity to motivate our named executive officers to achieve our business goals. The annual performance bonus opportunity provides payments if our named executive officers produce short-term results that meet or exceed certain pre-established annual financial targets or individual performance goals in effect as determined from time to time by us and approved by the Compensation Committee.

Incentive Compensation

Equity awards under the 2022 Stock and Equity Compensation Plan (the “2022 Plan”) are a vital piece of our total compensation package. Equity awards are intended to compensate named executive officers for sustained long-term performance, align the interests of our named executive officers and stockholders, and encourage retention through multi-year vesting schedules. Equity incentive awards may take a variety of forms. Levels, mix, and frequency of awards are determined by the Compensation Committee, and are designed to reflect each recipient’s level of responsibility and performance.

Retirement Benefits

We offer a qualified 401(k) defined contribution plan. All of our employees are eligible to participate in this plan, including our named executive officers, subject to limitations imposed by the Internal Revenue Code of 1986, as amended. We currently match 100% of contributions made by participants in the 401(k) up to 4% of eligible annual compensation.

Other Compensation

In 2022 and 2023, we provided our employees, including each of our named executive officers, with health insurance coverage.

Hedging Policy and Pledging of Securities

Pursuant to our Insider Trading Policy, our employees, officers, and directors cannot engage in hedging transactions related to our securities. Except as otherwise permitted by the Board, employees, officers, and directors are also prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by, or paid to each of our named executive officers for all services rendered in all capacities during 2023 and 2022:

(a) Name and Principal Position	(b) Year	(c) Salary	(e) Stock Awards(1)	(f) Option Awards (1)(2)	(g) Non-Equity Incentive Plan Compensation	(f) All Other Compensation	(i) Total Compensation
Ross Levinsohn(3)(4)	2023	$742,708	$—	$—	$—	$—	$742,708
Former Chief Executive Officer and Chairman	2022	550,000	801,640	759,018	1,750,000	—	3,860,658
Manoj Bhargava (5)	2023	—	—	—	—	—	—
President and Former Interim Chief Executive Officer
Grady D Tripp (6)	2023	300,000	212,200	105,762	—	—	617,962
Former Senior Vice President and Chief People Officer
Kathryn Kulik (7)	2023	106,250	282,800	82,959	—	—	472,009
Former Chief Revenue Officer
Avi Zimak(8)(9)(10)	2023	225,000	—	284,254		206,250	715,504
Former Chief Revenue Officer	2022	450,000	320,700	411,814	566,794	—	1,749,308
Henry Robertson Barrett(11)(12)	2023	338,125	—	—	—	278,820	616,945
Former President, Media	2022	420,000	320,700	253,233	472,351	—	1,466,284

(1)	The fair value of stock awards and option awards granted during the years ended December 31, 2023 and 2022 was calculated in accordance with ASC 718. Refer to our consolidated financial statements for the year ended December 31, 2023 in Note 22, Stock-Based Compensation, filed as part of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) for valuation assumptions.

(2)	Effective March 18, 2022, the Board approved a decrease of the exercise price, to $8.82 per share, for certain stock options previously issued to the Company’s executives. Pursuant to the action taken by the Board on March 18, 2022, all other terms of those options remained the same, including, but not limited to, the vesting schedules and expiration dates. Mr. Levinsohn held an aggregate 405,561 options that were repriced effective March 18, 2022, which had a weighted average exercise price prior to the decrease of $15.22 per share. Mr. Zimak held an aggregate 152,164 options that were repriced effective March 18, 2022, which had a weighted average exercise price prior to the decrease of $17.08 per share. Mr. Barrett held one award for 58,182 options that was repriced effective March 18, 2022, which had an exercise price prior to the decrease of $17.38 per share. The amounts shown under the “Option Awards” and “Total Compensation” columns for 2022 include the incremental amounts by which the fair value of the modified options exceeded the fair value of the original options as of the date of such modification, which amounts were as follows: (i) for Mr. Levinsohn: $529,278; (ii) for Mr. Zimak: $258,654; and (iii) for Mr. Barrett: $100,073.

(3)	Our Board of Directors terminated the employment of Mr. Levinsohn on December 11, 2023.

(4)	On November 22, 2022, the Board approved the modification of the vesting schedule to a performance-based equity award previously granted to Mr. Levinsohn, consisting of 232,815 restricted stock units (“Mr. Levinsohn’s RSU Award”). Pursuant to that modification, the market trading volume condition was removed as a vesting trigger and Mr. Levinsohn’s RSU Award remained subject only to the remaining performance criteria for each tranche, which relate to the achievement of stock price targets, based on a 45-day volume weighted average price, for the Company’s common stock. In the table above, the amounts in the “Stock Awards” and “Total Compensation” columns for Mr. Levinsohn for 2022 include the incremental amount by which the fair value of Mr. Levinsohn’s RSU Award exceeded its original fair value on the modification date.

(5)	Mr. Bhargava served as our Interim Chief Executive Officer from December 11, 2023 until January 4, 2024 and as Co-President from February 16, 2024 through April 26, 2024. He currently serves as President.

(6)	Mr. Tripp was appointed as our Senior Vice President and Chief People Officer in August 2023, is no longer providing services to us and is no longer an executive officer as of March 13, 2024, but he will continue to be paid as an employee through June 11, 2024.

(7)	Ms. Kulik was appointed as our Chief Revenue Officer in November 2023 and ceased her employment on April 22, 2024.

(8)	Mr. Zimak stepped down as our Chief Revenue Officer effective June 30, 2023.

(9)	“All Other Compensation” consists of $206,250 that Mr. Zimak received pursuant to a Separation Agreement and General Release that was entered into in June 2023.

(10)	On June 30, 2023, the Company modified certain equity awards upon the resignation of Mr. Zimak pursuant to which unvested restricted stock units for 42,635 shares of the Company’s common stock vested, and unvested options for 29,701 shares of the Company’s common stock vested with the exercise period extended for the 10-year contractual term of the options from the grant date of the award. In connection with the termination, the unamortized costs of the awards of $773 was recognized at the termination date and $284 of incremental cost was recognized as a result of the option award modification upon termination of the senior executive.

(11)	Mr. Barrett’s employment as our President, Media was terminated on December 5, 2023.

(12)	“All Other Compensation” consists of $2,458 of retro payment and $276,361 of special bonus.

Named Executive Officer Employment Agreements

We do not include a summary of the employment agreements for Messrs. Levinsohn, Zimak, or Barrett, as none of those individuals were employed by us as of December 31, 2023. The employment of Ms. Kulik ceased after December 31, 2023 but prior to this filing, so we have not summarized the terms of her employment agreement.

Mr. Bhargava does not have an employment agreement with us and receives no compensation for his services as President.

Mr. Tripp is no longer providing services to us and is no longer an executive officer as of March 13, 2024, but remains employed through June 11, 2024 and is continuing to receive his base salary during this time. On June 11, 2024, if Mr. Tripp executes a mutually agreeable Separation Agreement and General Release, Mr. Tripp will receive $225,000, which reflects six months of base salary and six months of annual bonus, paid out over six months in accordance with normal payroll. He will also receive COBRA payments from us for up to 18 months following June 11, 2024.

Potential Payments Upon Termination or Change-of-Control

We do not include a summary of potential payments upon termination or a change of control for Messrs. Levinsohn, Zimak, or Barrett, as none of those individuals were employed by us as of December 31, 2023. The employment of Ms. Kulik ceased after December 31, 2023 but prior to this filing. Mr. Tripp is no longer providing services to us and is no longer an executive officer as of March 13, 2024, but he will continue to be paid as an employee through June 11, 2024. However, as noted above, Mr. Tripp will receive payments in connection with his separation from us. Mr. Bhargava is not entitled to any payments upon termination or a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information concerning options to purchase shares of our Common Stock and stock awards held by the named executive officers on December 31, 2023.

(a) Name	(b) Number of Securities Underlying Unexercised Options	(c) Number of Securities Underlying Unexercised Options		(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option exercise price ($)(1)	(f) Option expiration date
Ross Levinsohn	24,182	—	(2)	—	8.82	4/10/2029
Ross Levinsohn	90,910	—	(2)	—	8.82	6/11/2029
Ross Levinsohn	90,910	—	(2)	—	8.82	9/16/2029
Ross Levinsohn	99,779	—	(2)	—	8.82	2/18/2031
Ross Levinsohn	22,499	—	(2)	—	10.69	6/6/2032
Avi Zimak	51,137	—	(2)	—	8.82	12/2/2029
Avi Zimak	51,137	—	(2)	—	8.82	12/2/2029
Avi Zimak	49,890	—	(3)	—	8.82	2/18/2031
Avi Zimak	30,000	—	(3)	—	10.69	6/6/2032
Henry Robertson Barrett	53,333	—	(2)	—	8.82	2/18/2031
Henry Robertson Barrett	14,166	—	(2)	—	10.69	6/6/2032
Grady D. Tripp	—	20,000	(4)	—	10.61	1/1/2033
Kathryn Kulik	—	40,000	(5)	—	4.04	11/2/2033

(1)	As discussed above under the Summary Compensation Table, effective March 18, 2022, the Board approved a decrease of the exercise price, to $8.82 per share, for certain stock options previously issued to the Company’s executives. The Outstanding Equity Awards at Fiscal Year End Table reflects the modified option exercise price for those modified options held by our named executive officers which remained outstanding as of December 31, 2023.
(2)	As of December 31, 2023, the options are fully vested.
(3)	The options were subject to accelerated vesting in the event the executive’s employment is terminated by us without “cause” and the exercise period extended to the full 10-year term.
(4)	The options vested as to one-third of the total award on January 1, 2024, with the balance vesting thereafter in ratable monthly installments over the next 24 months, subject to Mr. Tripp’s continued service with our Company.
(5)	The options vest as to one-third of the total award on November 2, 2024, with the balance vesting thereafter in ratable monthly installments over the next 24 months, subject to Ms. Kulik’s continued service with our Company. These awards were forfeited in connection with Ms. Kulik’s separation from the Company.

(a) Name	(g) Number of shares or units of stock that have not vested (#)	(h) Market value of shares or units of stock that have not vested ($)		(i) Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	(j) Equity incentive plan awards: Market or payout value of unearned shares, units or other units or other rights that have not vested ($)
Grady D. Tripp	20,000	47,600	(6)	—	—
Kathryn Kulik	70,000	166,600	(7)	—	—

(6)	Mr. Tripp was granted a restricted stock unit award consisting of 20,000 restricted stock units on January 1, 2023. One-third of the shares of our common stock underlying the restricted stock units vested on January 1, 2024, and the balance vested or vests thereafter ratably in monthly installments over the next 24 months, subject to Mr. Tripp’s continued service with our Company.
(7)	Ms. Kulik was granted a restricted stock unit award consisting of 70,000 restricted stock units on November 2, 2023. One-third of the shares of our common stock underlying the restricted stock units will vest on November 2, 2024, and the balance vested or vests thereafter ratably in monthly installments over the next 24 months, subject to Ms. Kulik continued service with our Company. These awards were forfeited in connection with Ms. Kulik’s separation from the Company.

Director Compensation

The following table provides information for the year ended December 31, 2023 regarding all compensation awarded to, earned by, or paid to each person who served as a director for some portion or all of 2023, other than Mr. Levinsohn, our Chief Executive Officer and Chairman. Mr. Levinsohn is not included in the table below, as he was an employee and received no additional compensation for his service as a director during 2023. The compensation received by Mr. Levinsohn as an employee is shown in the “Executive Compensation—2023 Summary Compensation Table” above.

(a) Name of Director	(b) Fees Earned or Paid in Cash(1)	(c) Stock Awards(2)	(h) Total
H. Hunt Allred(3)	$87,750	$47,257	$135,007
Laura Lee(3)	87,750	47,257	135,007
Christopher Petzel(4)	55,250	29,750	85,000
Daniel Shribman(4), (6)	55,250	29,750	85,000
Todd D. Sims(3), (6)	87,750	47,257	135,007
Carlo Zola(4)	55,250	29,750	85,000
Cavitt Randall(5)	4,607	-	4,607
Christopher Fowler(5)	4,607	-	4,607

(1)	Fees Earned or Paid in Cash set forth in column (b) includes all meeting and retainer fees paid quarterly in cash.
(2)	Restricted stock awards were issued pursuant to the 2022 Plan and our Director Compensation Policy. Each of these restricted stock awards were fully vested as of December 31, 2023. The table reflects the fair value of the stock awards calculated in accordance with FASB ASC 718. Refer to our consolidated financial statements for the year ended December 31, 2023 in Note 22, Stock-Based Compensation, filed as part of our Annual Report.
(3)	As of December 31, 2023, the aggregate number of shares of our common stock underlying the stock awards in column (c), corresponding to equity awards granted to each of Allred, Lee and Sims was 4,454 shares.

(4)	As of December 31, 2023, the aggregate number of shares of our common stock underlying the stock awards in column (c), corresponding to equity awards granted to each of Petzel, Shribman and Zola was 2,804 shares.
(5)	Appointed to the Board on December 1, 2024.
(6)	Resigned from the Board prior to December 31, 2023.

Director Compensation Policies

Our current Director Compensation Policy for our non-employee directors provides that the non-employee directors will be granted annually a restricted stock award of a number of shares of our common stock equal in value to $29,750, vesting monthly in 12 equal installments, and annual cash compensation to each non-employee director of $55,250, payable in four equal quarterly installments at each quarter end. The Director Compensation Policy also provides that any non-employee director who serves as the chairperson of one or more committees of our Board will be granted annually an additional restricted stock award of a number of shares of our common stock equal in value to $17,500, vesting monthly, and additional annual cash compensation of $32,500, payable in four equal quarterly installments at each quarter end.

Risks from Compensation Policies and Practices

The Compensation Committee reviews our compensation policies and practices to determine areas of potential risks and the actions we have taken, or should take, to mitigate any such identified risks. Based on the Compensation Committee’s review of our compensation policies and practices, we do not believe that any risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2023 is as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,331,781	$9.59	701,251
Equity compensation plans not approved by security holders	1,129,527	11.17	114,110
Total	6,461,308	$9.86	815,361

Plans Adopted Without Approval of Security Holders

Publisher Partner Warrant Program

On May 20, 2020, our Board approved the third Publisher Partner Warrant Program, which superseded the second Publisher Partner Warrant Program and authorized us to grant Publisher Partner Warrants to purchase up to 90,910 shares of our common stock. Such Publisher Partner Warrants granted under the third Publisher Partner Warrant Program were to be issued with the same terms as under the second Publisher Partner Warrant Program that was terminated on March 10, 2019, except that any Publisher Partner Warrants issued under the third Publisher Partner Warrant Program are no longer subject to performance conditions. Warrants issued under the second Publisher Partner Warrant Program were to be issued with the same terms as under the first Publisher Partner Program, except that the shares of our common stock underlying the Publisher Partner Warrants under the second Publisher Partner Warrant Program were to be earned and vest over three-years. Warrants issued prior to the third and second Publisher Partner Warrant Programs, or under the first Publisher Partner Warrant Program that was approved by our Board on December 19, 2016, were exercisable over a three-year vesting period once earned based on certain performance conditions within six-months issuance, on a cashless basis with a five-year term. The issuance of the Publisher Partner Warrants is administered by management and approved by our Board. We have not granted any Publisher Partner Warrants under any such program since fiscal 2018.

On November 2, 2022, our Board approved a plan (the “Warrant Incentive Program”) to grant warrants to certain publishers (the “New Publisher Partner Warrants”), that authorized us to grant New Publisher Partner Warrants to purchase up to 33,000 shares of our common stock. The New Publisher Partner Warrants granted under the Warrant Incentive Program will have the following terms: (i) one-third will become exercisable and vest on the one-year anniversary of the issuance; (ii) the remaining warrants will become exercisable and vest in a series of twenty-four (24) successive equal monthly installments following the first anniversary of the issuance; and (iii) the New Publisher Partner Warrants will have a five-year term. The issuance of the New Publisher Partner Warrants is administered by management and approved by the Board. As of December 31, 2023 there were outstanding New Publisher Partner Warrants to purchase a total of 9,800 shares.

Outside Options

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors, and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets. On January 8, 2021, our Board approved an amendment to the Outside Option award grants, which eliminated the performance targets, therefore, the awards continue to vest solely on the time vesting conditions. Our Board approved a repricing of our Outside Options for a certain employee on March 18, 2022 and our stockholders approved the repricing on June 2, 2022. We are no longer issuing Outside Options. As of December 31, 2023, there were outstanding Outside Options to acquire 120,187 shares of our common stock.

Warrants

On June 14, 2019, we issued 999,540 warrants to acquire our common stock to Authentic Brands Group (the “ABG Warrants”) in connection with a licensing agreement pursuant to which we were granted the exclusive right and license in the United States, Canada, Mexico, the United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated print and digital media business under the Sports Illustrated brand (the “Licensing Agreement”). The warrants provided time-based vesting in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (the “Time-Based Warrants”) and performance based vesting based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023 (the “Performance-Based Warrants”). The warrants also provide that (1) under certain circumstances we may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (2) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (3) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance by us (subject to customary exceptions). As of December 31, 2023, 399,816 Time-Based Warrants are vested and 599,724 Performance-Based Warrants are not vested. On January 18, 2024, ABG terminated the Licensing Agreement and as a result all outstanding and unvested ABG Warrants became immediately vested and exercisable. The ABG Warrants expire ten years from their issue date.

On October 26, 2020, we issued 5,682 warrants to AllHipHop, LLC (the “AllHipHop Warrants”) to acquire our common stock in exchange for the surrender and termination of 6,819 previously issued Publisher Partner Warrants, with an exercise price of $14.30.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 19, 2024: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current directors and our named executive officers (as identified in Item 11); and (iii) by all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Five Percent Stockholders:
Simplify Inventions, LLC(3)	16,067,791	54.32%
James C. Heckman(4)	1,488,617	5.0%
Directors and Named Executive Officers:
Ross Levinsohn(5)	300,010	1.01%
Manoj Bhargava(3)	16,067,791	54.32%
Grady Tripp(6)	18,888	**
Avi Zimak(7)	220,768	**
Henry Robertson Barrett	41,134	**
H. Hunt Allred(9)	259,040	**
Laura Lee(10)	32,222	**
Christopher Petzel(11)	26,452	**
Carlo Zola(12)	31,019	**
Cavitt Randall(13)	35,895	**
Christopher Fowler(14)	36,905	**
Kathryn Kulik	-	-
Directors and Executive Officers, as a group (10 persons)	17,060,027	57.1%

*	The address for each person listed above is 200 Vesey Street, 24th Floor, New York, New York 10281, unless otherwise indicated.

**	Less than 1.00%.

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of April 19, 2024, pursuant to options, warrants, conversion privileges, or other rights.

(2)	Percentage calculated in accordance with Rule 13(d)-3(d)(1)(i) promulgated under the Exchange Act and based on 29,582,236 shares of our common stock issued and outstanding as of April 19, 2024.

(3)	Shares of our common stock beneficially owned consist of 16,067,791 shares as referenced on a Schedule 13D as filed on February 14, 2024, by Simplify Inventions, LLC and Manoj Bhargava (control person for Simplify Inventions, LLC). Mr. Bhargava is deemed to be beneficially own all of the shares of Simply Inventions, LLC. As of April 26, 2024, Mr. Bhargava is also our President. The address for this stockholder is 38955 Hills Tech Drive, Farmington Hills, MI 48331.

(4)	Shares of our common stock beneficially owned consist of 1,488,617 shares as referenced on a Schedule 13D as filed on January 17, 2024, by a group consisting of Warlock Partners, LLC, The Roundtable LLC, Series 1111, Brock Pierce, Mark Strome and James Heckman. Mr. Heckman is the CEO of Roundtable Media. The Roundtable LLC, Series 1111 is the manager of Warlock Partners, LLC. Includes shares underlying currently exercisable stock options received by Mr. Heckman when he served as our Chief Executive Officer. The address for this investor is c/o Roundtable Media, 4300 University Way NE, Suite C, Seattle, WA 98105.

(5)	The securities reported in this row consist of 300,010 shares of our common stock directly beneficially owned by Mr. Levinsohn.

(6)	Consists of the following securities directly beneficially owned by Mr. Tripp: (i) 8,333 shares of our Common Stock issuable upon the exercise of options which are vested as of April 19, 2024; and (ii) 10,555 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which may be acquired within 60 days following April 19, 2024.

(7)	Consists of the following securities directly beneficially owned by Mr. Zimak: (i) 38,604 shares of our Common Stock; and (ii) 182,164 shares of our common stock issuable upon the exercise of options which are vested as of April 19, 2024.

(8)	Consists of the following securities: (i) 26,604 shares of our common stock directly beneficially owned by Mr. Allred; (ii) 6,731 shares of our common stock issuable upon the settlement of restricted stock units which may be acquired by Mr. Allred within 60 days following April 19, 2024; (iii) 75,479 shares of our common stock directly beneficially owned by the Allred 2002 Trust – HHA (the “HHA Trust”); (iv) 75,479 shares of our common stock directly beneficially owned by the Allred 2002 Trust – NLA (the “NLA Trust”); and (v) 64,650 shares of our common stock directly beneficially owned by Redcap Investment, LP (“RedCap” and, together with the HHA Trust and the NLA Trust, the “Investment Entities”). The trustee of the HHA Trust and the NLA Trust is Mr. Allred’s spouse, and Mr. Allred and his sister, respectively, are beneficiaries of the HHA Trust and the NLA Trust. The general partner of RedCap is Redcap Investments Management, LLC, of which Mr. Allred serves as President. Mr. Allred may be deemed to exercise voting and investment discretion with respect to shares of our common stock owned by the Investment Entities. Additionally, of the aforementioned securities, 1,138 shares of our common stock may under certain circumstances be pledged as security pursuant to an account agreement that Mr. Allred has entered into in connection with his brokerage trading account.

(9)	Consists of the following securities directly beneficially owned by Ms. Lee: (i) 25,491 shares of our common stock; and (ii) 6,731 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which may be acquired within 60 days following April 19, 2024.

(10)	Consists of the following securities directly beneficially owned by Mr. Petzel: (i) 19,721 shares of our common stock; and (ii) 6,731 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which may be acquired within 60 days following April 19, 2024.

(11)	Consists of the following securities directly beneficially owned by Mr. Zola: (i) 24,288 shares of our common stock; and (ii) 6,731 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which may be acquired within 60 days following April 19, 2024.

(12)	Consists of the following securities directly beneficially owned by Mr. Randall: (i) 31,657 shares of our common stock; and (ii) 4,238 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which may be acquired within 60 days following April 19, 2024.

(13)	Consists of the following securities directly beneficially owned by Mr. Fowler: (i) 32,667 shares of our common stock; and (ii) 4,238 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which may be acquired within 60 days following April 19, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

When we are contemplating entering into any transaction in which any executive officer, director, director nominee, or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the Audit Committee (other than any interested director) for approval or disapproval. Our Audit Committee has not adopted a written policy for reviewing related party transactions but when presented with such transaction, the transaction is discussed by our Audit Committee and documented in its meeting minutes.

The Code of Ethics also requires our employees, officers, and directors to provide prompt and full disclosure of all potential conflicts of interest to the appropriate person. These conflicts of interest may be specific to the individual or may extend to his or her family members. Any officer who has a conflict of interest with respect to any matter is required to disclose the matter to our Compliance Director, or in the case of the CFO, to the Audit Committee. All other employees are required to make prompt and full disclosure of any conflict of interest to the Head of Internal Audit (who is our CFO, unless our Board designates some other person). Directors are required to disclose any conflict of interest to the Chairman of our Board and to refrain from voting on any matter(s) in which they have a conflict. Employees and officers are not permitted to participate in any matter in which he or she has a conflict of interest unless authorized by an appropriate Company official and under circumstances that are designed to protect the interests of the Company and its stockholders and to avoid any appearance of impropriety. In addition, directors and executive officers are required to disclose, in an annual questionnaire, any current or proposed conflict of interests (including related party transactions).

Except as disclosed below, since January 1, 2023, there were no current or proposed transaction or series of similar transactions in which (i) the amounts involved exceeded or will exceed $120,000 and (ii) any of our directors, nominees for director, executive officers, or beneficial holders of more than 5% of any class of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Financings

We have an outstanding obligation with Renew Group Private Limited, an affiliated entity of Simplify Inventions, LLC, our largest stockholder, where Renew purchased the all the outstanding debt held by BRF Finance Co., LLC (“BRF”) an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), who now holds the debt in its capacity as agent for the purchasers and as purchaser, pursuant to the third amended and restated note purchase agreement entered into on December 15, 2022 (the “Note Purchase Agreement”), as amended by the first amendment to the Note Purchase Agreement on August 14, 2023 (the “First Amendment”) with an effective date of August 31, 2023, as further amended by the second amendment to the Note Purchase Agreement on December 1, 2023 (the “Second Amendment”). The Note Purchase Agreement contains provisions related to the 2023 Notes, Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes, all as further described in Notes 18 and 19 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, and collectively referred to as the “Notes”. Under the terms of the Note Purchase Agreement, First Amendment and Second Amendment, in the event there is a mandatory prepayment requirement, the principal payment of the Notes will be applied to: (1) the 2023 Notes until paid in full; (2) then to the 2022 Bridge Notes until paid in full; (3) then to the Delayed Draw Terms Notes until paid in full; and (4) then to the Senior Secured Notes. All borrowings under the Notes are collateralized by substantially all of our assets secured by liens and guaranteed by our subsidiaries. The Notes provide for a default interest rate equal to the rate of interest in effect at the time of default plus 4.0%, along with other provision for acceleration of the Notes under certain conditions. The Notes provide for certain affirmative covenants, including certain financial reporting obligations.

On November 30, 2023, Simplify entered into a stock purchase and assignment agreement (the “Stock Purchase Agreement”), pursuant to which it purchased an aggregate of 10,512,236 shares of our common stock for aggregate consideration of $30,485 on December 1, 2023 from B. Riley and other affiliated entities of B. Riley and certain other sellers (collectively the “Sellers”), resulting in Simplify becoming a principal stockholder and the Sellers no longer owning any of our common stock.

On November 30, 2023, Renew, and BRF, an affiliate of the Sellers, entered into a securities purchase and assignment agreement (the “Debt Purchase Agreement”), pursuant to which BRF sold and assigned to Renew all of BRF’s rights, duties, liabilities and obligations pursuant to the Note Purchase Agreement, as amended, and the Notes purchased thereunder and the collateral securing such Notes on December 1, 2023, resulting in BRF no longer holding any of our debt securities. The aggregate principal balance under the Notes was $110,691 at the time of purchase by Renew.

For the years ended December 31, 2023, we paid in cash interest of $9,068 on the Notes due to BRF.

For the year ended December 31, 2023, we incurred interest of $2,797 for the period from October 1, 2023 to December 31, 2023 on the Notes held by Renew, where we defaulted on the payment of $2,797 interest due on December 29, 2023.

On March 31, 2023, in connection with the registered direct offering, we entered into common stock purchase agreements for 1,009,021 shares of our common stock for a total of $3,915 in gross proceeds with B. Riley at a price per share of $3.88 per share.

On August 10, 2023, the Series H Preferred Stock automatically converted into shares of our common stock at the conversion price of $7.26 per share, of which 134,550 shares were issued to B. Riley.

On August 31, 2023, September 29, 2023 and November 27, 2023, in connection with the 2023 Notes, BRF issued $5,000, $1,000 and $2,000, respectively, in aggregate principal amount under the 2023 Notes, where we incurred fees of $357.

Registered Direct Offering

On March 31, 2023, in connection with a registered direct offering, we entered into common stock purchase agreements for 317,518 shares of our common stock for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002Trust - NLA); (ii) 195,529 shares for $759 to 180 Degree Capital Corp.; (iii) 25,773 shares for $100 to Daniel Shribman, a former director; (iv) 25,773 shares for $100 to Ross Levinsohn, a former director and executive officer; and (v) 6,443 shares for $25 to Paul Edmonson, an executive officer.

Director Independence

As our common stock is currently listed for trading on the NYSE American, we have evaluated independence in accordance with the rules of the NYSE American Company Guide and the SEC with respect to each director. Our Board undertook a review of the independence of the members of our Board and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon the information requested from and provided by each director concerning their background, employment, and affiliations, including family relationships, our Board has determined that each of the following non-employee directors are independent as that term is defined under the rules of the NYSE American Company Guide.

H. Hunt Allred

Laura Lee

Christopher Petzel

Carlo Zola

In making these determinations, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director, and the transactions involving their affiliates described above under “Related Party Transactions.”

All of the members of the Audit, Nomination, and Compensation Committees are also independent.

Based on these standards, our Board determined Cavitt Randall and Chris Fowler were not independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed and incurred to both us or our subsidiaries by our independent registered public accounting firm for the years ended December 31, 2023 and 2022 for professional services by Marcum LLP (“Marcum”).

Category	2023	2022
Audit Fees(1)	$1,344,925	$1,800,000
Audit-related Fees(2)	—	—
All Other Fees(3)	—	—
Tax Fees(4)	—	—
Total Fees	$1,344,925	$1,800,000

(1)	“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; assistance with and review of documents filed with the SEC; services in connection with registration statements filed in 2023 and 2022; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	Marcum did not provide any services not disclosed in the table above during 2023 and 2022. As a result, there were no audit-related fees billed or paid during 2023 and 2022.
(3)	Marcum did not provide any services not disclosed in the table above during 2023 and 2022. As a result, there were no other fees billed or paid during 2023 and 2022.
(4)	Marcum did not provide any tax services not disclosed in the table above during 2023 and 2022. As a result, there were no tax fees billed or paid during 2023 and 2022.

Pre-Approval Policies and Procedures

Our Audit Committee has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services for activities to the audit is in compliance with maintaining the independence of our independent registered public accounting firm.

All audit fees are approved by the Audit Committee. The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditor’s annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditor. Accordingly, all services described under “Audit Fees,” “Audit-related Fees,” “All Other Fees,” and “Tax Fees,” as applicable, were pre-approved by our Audit Committee. The Audit Committee may not engage the independent auditor to perform the non-audit services proscribed by law or regulations.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Marcum LLP, Independent Registered Public Accounting Firm are included in Part IV of the Original Form 10-K on the pages indicated:

2. Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023 and 2022.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Business Combination Agreement, dated as of November 5, 2023, among The Arena Group Holdings, Inc., Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
2.13	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.

3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
4.20***	Description of Securities.
10.1	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.2	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.3	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.

10.4	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.5	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.6	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.7	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.8	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.
10.9	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.
10.10	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.11	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.12	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.13	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.14	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.
10.15	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.16	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.17	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2019.
10.18	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.19	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.
10.20	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.21	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.22	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.23	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.

10.24	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.25	Third Amended and Restated Note Purchase Agreement, dated December 15, 2022, by and among the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022.
10.26	Sixth Amendment to Financing and Security Agreement, dated December 15, 2022, by and among the Company, the subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022.
10.27	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.28	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.29	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on August 16, 2021.
10.30	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as Exhibit 10.54 to our Annual Report on Form 10-K filed on August 16, 2021.
10.31	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as Exhibit 10.59 to our Annual Report on Form 10-K filed on August 16, 2021.
10.32+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on August 16, 2021.
10.33+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on August 16, 2021.
10.34+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as Exhibit 10.71 to our Annual Report on Form 10-K filed on August 16, 2021.
10.35+	First Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.80 to our Annual Report on Form 10-K filed on August 16, 2021.
10.36+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.81 to our Annual Report on Form 10-K filed on August 16, 2021.
10.37+	Form of Restricted Equity Award Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.82 to our Annual Report on Form 10-K filed on August 16, 2021.
10.38+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.83 to our Annual Report on Form 10-K filed on August 16, 2021.
10.39+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.84 to our Annual Report on Form 10-K filed on August 16, 2021.
10.40+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.85 to our Annual Report on Form 10-K filed on August 16, 2021.
10.41	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.42+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.
10.43+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.44+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.
10.45	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.122 to our Annual Report on Form 10-K filed on April 9, 2021.
10.46+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.47+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.

10.48+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.49+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.50+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.51+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.52	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.53+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.54+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.55+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.56+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.
10.57+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.58+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.59	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.60	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.61	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.62	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.63	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.64	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.65	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.
10.66	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.67	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.68	Third Amendment to Financing and Security Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet, Inc., College Spun Media Incorporated, and Fast Pay Partners LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2021.

10.69+	Amendment No. 1 to Second Amended & Restated Executive Employment Agreement, dated as of December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.
10.70	Form of Stock Purchase Agreement by and between the Company and certain investors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.
10.71	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 15, 2021.
10.72^	Amended Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2022.
10.73^	Amendment No. 5 to Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.73 to our Annual Report on Form 10-K filed on March 31, 2023.
10.74	Form of Common Stock Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023.
10.75+	Amended and Restated 2022 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
10.76	Binding Letter of Intent, dated August 14, 2023, by and between the Company and Simplify Inventions, LLC, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.77	Form of Voting and Support Agreement, dated August 14, 2023, by and between the Company and certain stockholders. which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.78	Amendment to Third Amended and Restated Note Purchase Agreement, dated August 14, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.79+	Amendment No. 3 to Second Amended & Restated Executive Employment Agreement, dated as of September 7, 2023, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.80+	First Amendment to Executive Employment Agreement, dated August 15, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.81+	Severance Agreement, dated August 14, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.82+	Severance Agreement, dated August 14, 2023, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.83	Seventh Amendment to Financing and Security Agreement, dated August 31, 2023, by and among the Company, certain subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.84	Side Letter to Licensing Agreement, dated October 1, 2023, by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.85	Common Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and 5-Hour International Corporation Pte. Ltd. , which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.86#	Preferred Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and The Hans Foundation USA, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.87	Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated December 1, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.88	Waiver of Liquidated Damages and Release of Claims, dated December 1, 2023, by and among the Company, Simplify Inventions, LLC and B. Riley Principal Investments, LLC, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 5, 2023.

10.89	Forbearance Letter, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 5, 2024.
10.90	Subscription Agreement, dated February 14, 2024, by and between the Company and Simplify, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024.
10.91***	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024.
21.1***	Subsidiaries of the Arena Group Holdings, Inc.
23.1***	Consent of Marcum LLP, independent registered accounting firm.
24.1***	Power of Attorney
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
97.1***	Clawback Policy of Arena Group Holdings, Inc.

101.INS Inline XBRL***	Instance Document.
101.SCH Inline XBRL***	Taxonomy Extension Schema Document.
101.CAL Inline XBRL***	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL***	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL***	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL***	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed Herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act. Previously furnished with the Original Form 10-K.
***	Previously filed with the Original Form 10-K.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
+

Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

The certifications previously furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

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

The Arena Group Holdings, Inc.

Dated: April 29, 2024	By:	/s/ SARA SILVERSTEIN
Sara Silverstein Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ SARA SILVERSTEIN	Chief Executive Officer
Sara Silverstein	(Principal Executive Officer)
Date: April 29, 2024

/s/ DOUGLAS B. SMITH	Chief Financial Officer
Douglas B. Smith	(Principal Financial and Accounting Officer)
Date: April 29, 2024

*	Chairman of the Board
Cavitt Randall
Date: April 29, 2024

*	Director
H. Hunt Allred
Date: April 29, 2024

*	Director
Carlo Zola
Date: April 29, 2024

*	Director
Christopher Petzel
Date: April 29, 2024

*	Director
B. Laura Lee
Date: April 29, 2024

*	Director
Christopher Fowler

Date: April 29, 2024

* /s/ DOUGLAS B. SMITH	As attorney-in-fact
Douglas B. Smith
Date: April 29, 2024

