Form 10-Q
period 2024-03-31
Arena Group Holdings, Inc.
filed 2024-05-17
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the Registrant had 29,599,934 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, the timing, outcome or financial impacts of the pending Business Combination (as described in Note 18 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 herein) and related transactions, expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,003	$9,284
Accounts receivable, net	26,452	31,676
Prepayments and other current assets	7,022	5,791
Current assets from discontinued operations	5,691	43,648
Total current assets	43,168	90,399
Property and equipment, net	261	328
Operating lease right-of-use assets	120	176
Platform development, net	8,095	8,723
Acquired and other intangible assets, net	25,339	27,457
Other long-term assets	733	1,003
Goodwill	42,575	42,575
Noncurrent assets from discontinued operations	-	18,217
Total assets	$120,291	$188,878
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$8,797	$7,803
Accrued expenses and other	26,788	28,903
Line of credit	-	19,609
Unearned revenue	12,370	16,938
Subscription refund liability	44	46
Operating lease liability	242	358
Contingent consideration	-	1,571
Liquidated damages payable	3,000	2,924
Simplify loan	7,748	-
Bridge notes	7,972	7,887
Debt	102,342	102,309
Current liabilities from discounted operations	98,874	47,673
Total current liabilities	268,177	236,021
Unearned revenue, net of current portion	624	542
Other long-term liabilities	244	406
Deferred tax liabilities	630	599
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities	269,675	247,705
Commitments and contingencies (Note 19)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at March 31, 2024 and December 31, 2023	168	168
Total mezzanine equity	168	168
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 29,513,563 and 23,836,706 shares at March 31, 2024 and December 31, 2023, respectively	294	237
Common stock to be issued	-	-
Additional paid-in capital	332,165	319,421
Accumulated deficit	(482,011)	(378,653)
Total stockholders’ deficiency	(149,552)	(58,995)
Total liabilities, mezzanine equity and stockholders’ deficiency	$120,291	$188,878

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023
	($ in thousands, except share data)
Revenue	$28,941	$28,418
Cost of revenue (includes amortization of platform development and developed technology for 2024 and 2023 of $1,549 and $2,369, respectively)	20,008	18,090
Gross profit	8,933	10,328
Operating expenses
Selling and marketing	4,564	5,847
General and administrative	10,135	12,975
Depreciation and amortization	987	1,096
Loss on impairment of assets	1,198	119
Total operating expenses	16,884	20,037
Loss from operations	(7,951)	(9,709)
Other (expense) income
Change in fair value of contingent consideration	(313)	(499)
Interest expense	(4,339)	(4,182)
Liquidated damages	(76)	(127)
Total other expenses	(4,728)	(4,808)
Loss before income taxes	(12,679)	(14,517)
Income taxes	(41)	(7)
Loss from continuing operations	(12,720)	(14,524)
Loss from discontinued operations, net of tax	(90,638)	(4,853)
Net loss	$(103,358)	$(19,377)
Basic and diluted net loss per common share:
Continuing operations	$(0.48)	$(0.78)
Discontinued operations	(3.43)	(0.26)
Basic and diluted net loss per common share	$(3.91)	$(1.04)
Weighted average number of common shares outstanding – basic and diluted	26,443,764	18,718,555

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2024

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2024	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)
Issuance of common stock in connection with private placement	5,555,555	56	-	-	11,944	-	12,000
Issuance of common stock for restricted stock units	678,165	7	-	-	(7)	-	-
Common stock withheld for taxes	(282,171)	(3)	-	-	(476)	-	(479)
Repurchase of common stock for Fexy put option	(274,692)	(3)	-	-	(376)	-	(379)
Stock-based compensation	-	-	-	-	1,659	-	1,659
Net loss	-	-	-	-	-	(103,358)	(103,358)
Balance at March 31, 2024	29,513,563	$294	2,701	$-	$332,165	$(482,011)	$(149,552)

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

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Cash flows from operating activities
Net loss	$(103,358)	$(19,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	67	114
Amortization of platform development and intangible assets	4,870	7,021
Amortization of debt discounts	536	930
Noncash and accrued interest	2,839	-
Loss on impairment of assets	40,589	119
Change in fair value of contingent consideration	313	499
Liquidated damages	76	127
Stock-based compensation	1,451	6,427
Deferred income taxes	31	7
Bad debt expense	670	36
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	12,029	10,303
Subscription acquisition costs	6,131	(4,304)
Prepayments and other current assets	(424)	(7,596)
Other long-term assets	(148)	61
Accounts payable	(102)	2,595
Accrued expenses and other	44,334	(2,144)
Unearned revenue	(11,665)	3,464
Subscription refund liability	18	95
Operating lease liabilities	(60)	(56)
Other long-term liabilities	(162)	7
Net cash used in operating activities	(1,965)	(1,672)
Cash flows from investing activities
Capitalized platform development	(713)	(1,188)
Payments for acquisition of business, net of cash acquired	-	(500)
Net cash used in investing activities	(713)	(1,688)
Cash flows from financing activities
Payment of Fexy put option	(2,263)	-
Proceeds (repayments) under line of credit, net borrowing	(19,609)	(4,533)
Proceeds from common stock private placement	12,000	-
Proceeds from Simplify loan	7,748	-
Proceeds from common stock registered direct offering	-	11,500
Payments of issuance costs from common stock registered direct offering	-	(69)
Payment of deferred cash payments	-	(25)
Payment of taxes from common stock withheld	(479)	(1,423)
Net cash (used in) provided by financing activities	(2,603)	5,450
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,281)	2,090
Cash, cash equivalents, and restricted cash – beginning of period	9,284	14,373
Cash, cash equivalents, and restricted cash – end of period	$4,003	$16,463
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$4,003	$15,961
Restricted cash	-	502
Total cash, cash equivalents, and restricted cash	$4,003	$16,463
Supplemental disclosure of cash flow information
Cash paid for interest	$964	$3,252
Cash paid for income taxes	85	-
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$208	$307
Issuance cost of registered direct offering recorded in accrued expenses and other	-	220
Repurchase of common stock for Fexy put option	379	-
Issuance of common stock in connection with settlement of liquidated damages	-	370
Issuance of common stock in connection with acquisition	-	2,000
Deferred cash payments recorded in connection with acquisitions	-	246
Reclassification to liability upon common stock modification	-	68

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in The Arena Group’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

The condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company operates in one reportable segment.

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

For the three months ended March 31, 2024, the Company incurred a net loss from continuing operations of $12,720, and as of March 31, 2024, had cash on hand of $4,003 and a working capital deficit of $225,009. The Company’s net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Also, since the Company’s 2023 Notes (see Note 11), Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (see Note 12) (collectively its “current debt”) are subject to a forbearance period through the earlier of the following: (a) September 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (as further described in Note 18) unless the Company is able to refinance or modify the terms of its current debt it runs the risk that its debt could be called, therefore, it may not be able to meet its obligations when due.

In its evaluation, management determined there is substantial doubt about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date, unless it is able to refinance or modify its current debt and complete the Business Combination.

The Company plans to refinance or modify the maturities of its current debt and complete the Business Combination to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, however, there can be no assurance that the Company will be able to refinance or modify its current debt and complete the Business Combination.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include: reserves for bad debt; capitalization of platform development and associated useful lives; goodwill and other acquired intangible assets and associated useful lives; assumptions used in accruals for potential liabilities; revenue recognition and estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations; stock-based compensation and the determination of the fair value; valuation allowances for deferred tax assets and uncertain tax positions; accounting for business combinations; and assumptions used to calculate contingent liabilities. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. The adoption of ASU 2022-03 did not have a material impact on the Company’s condensed consolidated financial statements.

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

	As of March 31,
	2024	2023
Series G convertible preferred stock	8,582	8,582
Series H convertible preferred stock	-	1,981,128
Financing warrants	39,774	107,956
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	9,800	11,002
Restricted stock awards	-	97,403
Restricted stock units	329,533	888,152
Common stock options	4,485,881	6,183,262
Total	5,878,792	10,282,707

2. Discontinued Operations

On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. The last date of any obligation of the Company to perform under the Licensing Agreement was March 18, 2024. In connection with the termination, certain ABG Warrants vested (further details are provided under the heading Modification of Warrants in Note 15).

The table below sets forth the loss from discontinued operations:

	Three Months Ended March 31,
	2024	2023
Revenue	$21,848	$22,962
Cost of revenue	13,981	11,945
Gross profit	7,867	11,017
Operating expense
Selling and marketing	11,503	12,122
General and administrative(1)	45,192	78
Depreciation and amortization	2,401	3,670
Loss on impairment of assets	39,391	-
Total operating expenses	98,487	15,870
Loss from discontinued operations	(90,620)	(4,853)
Income tax benefit	(18)	-
Net loss from discontinued operations	$(90,638)	$(4,853)

(1)	Includes $45,000 termination fee liability.

The table below sets forth the major classes of assets and liabilities of the discontinued operations:

	As of
	March 31, 2024	December 31, 2023
Assets
Accounts receivable, net	$5,691	$13,135
Subscription acquisition costs, current portion	-	29,706
Prepayments and other current assets	-	807
Current assets from discontinued operations	5,691	43,648
Subscription acquisition costs, net of current portion	-	7,215
Acquired and other intangibles assets, net	-	11,002
Noncurrent assets from discontinued operations	-	18,217
Total assets from discontinued operations	$5,691	$61,865
Liabilities
Accounts payable	$1,458	$2,554
Accrued expenses and other	2,406	1,868
Subscription refund liability	423	403
Royalty fee liability	3,750	-
Termination fee liability	45,000	-
Subscription liability, current portion	45,837	42,848
Current liabilities from discontinued operations	98,874	47,673
Subscription liability, net of current portion	-	10,137
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities from discontinued operations	$98,874	$57,810

The table below sets forth the cash flows of the discontinued operations:

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities from discontinued operations
Net loss from discontinued operations	$(90,638)	$(4,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,401	3,670
Loss on impairment of assets	39,391	-
Stock-based compensation	538	190
Change in operating assets and liabilities:
Accounts receivable, net	7,444	5,000
Subscription acquisition costs	6,131	(4,304)
Prepayments and other current assets	807	190
Accounts payable	2,654	229
Accrued expenses and other	538	118
Subscription refund liability	20	(150)
Subscription liability	(7,148)	4,233
Termination fee liability	45,000	-
Net cash used in operating activities from discontinued operations	$7,138	$4,323

3. Acquisitions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

Teneology, Inc. – On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., (“Teneology”) pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing (including an advance payment of $250 prior to closing); (2) $75 deferred cash payments due in three equal installments of $25 on March 1, 2023 (paid), April 1, 2023 (paid) and May 1, 2023 (paid); (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions (not paid in January 2024); and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, with a fair value of $2,000 on the transaction closing date (fair value was determined based on an independent appraisal); and which was subject to a put option under certain conditions (the “contingent consideration”) with a final vesting date of January 11, 2024 (further details for (3) and (4) are provided in Note 9). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share). The agreement also provided for a cash retention pool for certain employees of $300, subject to vesting over three years upon continued employment and other conditions.

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

Further details are provided under the heading Intangible Assets in Note 4 related to an impairment of intangible assets (i.e., the advertiser relationships and brand names).

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

4. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable and Allowance for Doubtful Accounts – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of March 31, 2024 and December 31, 2023 of $26,452 and $31,676, respectively, are presented net of allowance for doubtful accounts.

The following table summarizes the allowance for doubtful accounts activity:

	Three Months Ended March 31, 2024 (unaudited)	Year Ended December 31, 2023
Allowance for doubtful accounts beginning of year	$374	$2,236
Additions	670	315
Deductions – discontinued operations	(127)	(607)
Deductions – write-offs	(268)	(1,570)
Allowance for doubtful accounts end of period	$649	$374

Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	March 31, 2024 (unaudited)	December 31, 2023
Prepaid expenses	$2,539	$2,139
Prepaid supplies	137	773
Refundable income and franchise taxes	157	157
Unamortized debt costs	-	209
Employee retention credits	2,468	2,468
Excess collections under line of credit	1,715	-
Other receivables	6	45
Total prepayments and other current assets	$7,022	$5,791

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. For the three months ended March 31, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868, in operating expenses on the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company has a receivable balance of $2,468 as presented in the above table in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	March 31, 2024 (unaudited)	December 31, 2023
Office equipment and computers	$1,777	$1,744
Furniture and fixtures	133	166
	1,910	1,910
Less accumulated depreciation and amortization	(1,649)	(1,582)
Net property and equipment	$261	$328

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $67 and $114, respectively. Impairment charges for the three months ended March 31, 2024 and 2023 of $0 and $55, respectively, were recorded for property and equipment on the condensed consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2024 (unaudited)	December 31, 2023
Platform development	$26,975	$26,054
Less accumulated amortization	(18,880)	(17,331)
Net platform development	$8,095	$8,723

A summary of platform development activity for the three months ended March 31, 2024 is as follows:

Platform development beginning of period	$26,054
Payroll-based costs capitalized	713
Total capitalized costs	26,767
Stock-based compensation	208
Platform development end of period	$26,975

Amortization expense for the three months ended March 31, 2024 and 2023 was $1,549 and $1,573, respectively. Amortization expense for platform development is included in cost of revenue on the condensed consolidated statements of operations. Impairment charges for the three months ended March 31, 2024 and 2023 of $0 and $64, respectively, were recorded for platform development on the condensed consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2024 (unaudited)			As of December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,333)	$-	$17,333	$(17,333)	$-
Trade name	5,181	(1,610)	3,571	5,181	(1,547)	3,634
Brand name	12,115	(2,671)	9,444	12,774	(2,374)	10,400
Subscriber relationships	2,150	(1,187)	963	2,150	(1,121)	1,029
Advertiser relationships	14,519	(3,158)	11,361	15,182	(2,832)	12,350
Database	1,140	(1,140)	-	1,140	(1,140)	-
Digital content	355	(355)	-	355	(311)	44
Total intangible assets	$52,793	$(27,454)	$25,339	$54,115	$(26,658)	$27,457

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense from continuing operations for the three months ended March 31, 2024 and 2023 was $920 and $1,778, respectively, of which amortization expense for developed technology of $0 and $796, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Impairment charges of $1,198 and $0 from continuing operations for the three months ended March 31, 2024 and 2023, respectively, were recorded for the intangible assets on the condensed consolidated statements of operations.

Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	March 31, 2024	December 31, 2023
General accrued expenses	$3,850	$5,551
Accrued payroll and related taxes	5,427	4,515
Accrued publisher expenses	4,765	7,596
Accrued interest	5,635	3,824
Liabilities in connection with acquisitions and dispositions	740	1,119
Assumed lease liability	1,379	1,328
Lease termination liability	4,518	4,481
Other accrued expenses	474	489
Total accrued expenses and other	$26,788	$28,903

5. Leases

The Company’s real estate lease for the use of office space is subleased (as further described below). The Company’s current operating lease has a remaining fixed payment term of 0.50 years.

The table below presents supplemental information related to the operating lease:

	Three Months Ended March 31,
	2024	2023
Operating lease costs during the period (1)	$9	$240
Cash payments included in the measurement of operating lease liabilities during the period	$121	$121
Weighted-average remaining lease term (in years) as of period-end	0.50	1.51
Weighted-average discount rate during the period	9.9%	9.9%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs:
General and administrative	$134	$295
Total operating lease costs (1)	134	295
Sublease income	(125)	(55)
	$9	$240

(1)	Includes certain costs associated with a business membership agreement (see below) that permits access to certain office space for the three months ended March 31, 2024 and 2023 of $0 and $155, respectively, and month-to-month lease arrangements for the three months ended March 31, 2024 and 2023 of $0 and $76, respectively.

Maturities of the operating lease liability as of March 31, 2024 are summarized as follows:

Years Ending December 31,
2024 (remaining nine months of the year)	$249
Minimum lease payments	249
Less imputed interest	(7)
Present value of operating lease liability	$242
Current portion of operating lease liability	$242

Sublease Agreement – The Company has entered into agreements to sublease certain space that it does not occupy, through the duration of the lease terms, with one sublease through September 2024 and two other subleases (these operating leases were recorded as an assumed lease liability in connection with the acquisition of Men’s Journal) through March 2025. As of March 31, 2024, the Company is entitled to receive total sublease income of $423 (of which $265 were recorded as an assumed liability).

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

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space. In connection with the termination, the Company agreed to pay the landlord cash payments and credits for market rate advertising. As of March 31, 2024, the Company has a remaining cash payment of $4,000 due on October 1, 2024 (reflected net of imputed interest recognized at 10.0% per annum) and market advertising to be delivered of $676, presented as a lease termination liability of $4,518, as reflected in accrued expenses and other on the condensed consolidated balance sheets.

6. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	March 31, 2024 (unaudited)	December 31, 2023
Carrying value at beginning of year	$42,575	$39,344
Goodwill acquired in acquisition of Men’s Journal	-	1,246
Goodwill acquired in acquisition of Fexy Studios	-	1,985
Carrying value at end of period	$42,575	$42,575

7. Line of Credit

Line of Credit – In connection with the Arena Notes Default (as further described below in Note 18) there was a cross-default under the SLR Digital Finance LLC (“SLR” and the “SLR Default”) financing and security agreement for a line of credit (the “Line of Credit”), where the Line of Credit, as amended, was terminated. In connection with the termination, the Company paid SLR $3,448, representing the amount due on the outstanding loan balance, accrued interest, certain fees and contingency reserves other fees in connection with the termination. In connection with the SLR Default, SLR no longer provided funding under the Line of Credit while paying down the Line of Credit with payments received from the Company’s customers in accordance with the terms of the agreement. As of March 31, 2024, the Company repaid the full amount due under the Line of Credit and has an amount due of $1,715 from SLR representing excess collections under the Line of Credit as reflected in prepayments and other current assets on the condensed consolidated balance sheets.

The Line of Credit, as amended, provided for (i) $40,000 maximum amount of advances available (subject to certain limits and eighty-five (85%) of eligible accounts receivable), (ii) an interest rate at the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available), (iii) payment of a fee equal to 2.25% of the maximum line amount with respect to any termination of the agreement prior to December 31, 2025 at the option of the Company at any time with 60 day notice, (iv) a payment of a performance fee in the amount equal to 2.25% of the maximum line amount, under certain circumstances in connection with the Business Combination (as further described below), and (v) a payment of a success fee in connection with the Business Combination under certain circumstances. As of December 31, 2023, the outstanding balance under the Line of Credit was $19,609.

The Company has refinanced the Line of Credit with a new credit facility with Simplify Inventions, LLC (“Simplify”), as further described in Note 10.

Information for the three months ended March 31, 2024 and 2023 with respect to interest expense related to the Line of Credit is provided under the heading Interest Expense in Note 12.

8. Liquidated Damages Payable

Liquidated damages were recorded as a result of the following: (i) certain registration rights agreements that provide for damages if the Company does not register certain shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”); and (ii) certain securities purchase agreements that provide for damages if the Company does not maintain its periodic filings with the SEC within the requisite time frame (the “Public Information Failure Damages”).

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of March 31, 2024 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	565	574	694	1,833
Convertible debentures	-	144	76	220
Series J convertible preferred stock	152	152	137	441
Series K convertible preferred stock	166	70	255	491
Total	$898	$940	$1,162	$3,000

	As of December 31, 2023
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	565	574	659	1,798
Convertible debentures	-	144	72	216
Series J convertible preferred stock	152	152	129	433
Series K convertible preferred stock	166	70	226	462
Total	$898	$940	$1,086	$2,924

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of March 31, 2024 and December 31, 2023, the short-term liquidated damages payable were $3,000 and $2,924, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of March 31, 2024, or $3,000, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company issued 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the ninety (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. On February 10, 2023, the Company issued 35,486 shares of its common stock in satisfaction of the liquidated damages, with the remaining shares issued after March 31, 2023. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the three months ended March 31, 2023, the Company recorded $324 in connection with the issuance of shares of the Company’s common stock and a gain of $46 on the settlement of the liquidated damages, totaling $370, which was recorded in additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

The Company accounted for certain common stock issued in connection with the Fexy Studios acquisition that is subject to a put option (the “Fexy Put Option”), which provides for a cash payment to the sellers on the first anniversary date of the closing (on January 11, 2024) in the event the common stock trading price on such date is less than the common stock trading price on the day immediately preceding the acquisition date of $8.10 per share, as a derivative liability, which requires the Company to carry such amounts on the condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

Fexy Put Option – On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 (paid $620 in February 2024) and then on the 15th day of each March (paid $620 in March 2024), April (paid $620 in April 2024) and May (paid $620 in May 2024) of 2024 comprised of the following: (i) $2,225 pursuant to the Fexy Put Option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable. As of March 31, 2024, the Company owed $1,238 on the Fexy Put Option as reflected in accounts payable on the condensed consolidated balance sheets. In addition, the Company recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the condensed consolidated statements of stockholders’ deficiency.

Liabilities measured at fair value on a recurring basis consisted of the following as of December 31, 2023:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration	$1,571	$-	$1,571	$-

Contingent Consideration – The fair value of the contingent consideration was primarily dependent on the common stock trading price on the first anniversary of the closing of Fexy Studios, or January 11, 2024. As of December 31, 2023, the estimated fair value was calculated based on the $8.10 put option amount based on the exercise price of the Company’s common stock at the acquisition date, less the $2.38 the Company’s common stock trading price as of the reporting date, or $5.72 per share, multiplied by the number of shares subject to the put option of 274,692, which approximated the value if the Black-Scholes option-pricing model was used given the proximity date of the put option.

For the three months ended March 31, 2024 and 2023, the change in valuation of the contingent consideration of $313 and $499, respectively, was recognized in other expense on the condensed consolidated statements of operations.

10. Simplify Loan

On March 13, 2024, the Company entered into a working capital loan agreement with Simplify, a related party as further described in Note 18 (the “Simplify Loan”), pursuant to which the Company has available up to $25,000 at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears unless otherwise demanded by Simplify, with a maturity on March 13, 2026. The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. Upon the closing, the Company borrowed $7,748, of which $3,448 was used to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Line of Credit. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand by Simplify. As of March 31, 2024, the balance outstanding on the Simplify Loan was $7,748.

Information for the three months ended March 31, 2024 and 2023, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 12.

11. Bridge Notes

2023 Notes

In connection with the Note Purchase Agreement, the First Amendment and the Second Amendment (as further described under the heading Principal Stockholder in Note 18), on August 31, 2023, the Company issued $5,000 aggregate principal amount of senior secured notes (the “2023 Notes”). The provisions of the First Amendment also permit certain incremental borrowings in the amount up to $3,000 at the sole discretion of the purchaser (the “Incremental 2023 Notes”), subject to a minimum amount of $1,000 and other conditions. On September 29, 2023, the Company issued $1,000 aggregate principal amount of senior secured notes pursuant to the incremental borrowings. On November 27, 2023, the Company issued $2,000 aggregate principal amount of senior secured notes pursuant to the incremental borrowings.

The terms of 2023 Notes provide for:

●	an interest rate fixed at 10.0% per annum;

●	an original maturity date of April 30, 2024, as amended pursuant to the forbearance (as described below and in Note 18), and a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $8,000 (and any additional amounts borrowed pursuant to the incremental borrowing arrangement described above) under the notes;

●	a provision for the failure to repay the $8,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination, as amended pursuant to the forbearance, will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, at 100% of the principal amount due with no premium or penalty.

The debt issuance cost incurred under the debt modifications pursuant to the First Amendment are being amortized over the term of the 2023 Notes. The debt modification pursuant to the Second Amendment resulted in the unamortized debt issuance cost being amortized over the extended term of the 2023 Notes.

On December 29, 2023, the Company failed to make the interest payment due on the 2023 Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) September 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing.

As of March 31, 2024, the effective interest rate on the 2023 Notes was 14.2%. As of March 31, 2024, the balance outstanding under the 2023 Notes was $7,972 ($8,000 principal balance less unamortized debt costs of $28). As of March 31, 2024, the principal balance due of $8,000 remains subject to the forbearance (see Note 18).

Information for the three months ended March 31, 2024 and 2023, with respect to interest expense related to the 2023 Notes is provided under the heading Interest Expense in Note 12.

12. Debt

Pursuant to the Note Purchase Agreement, as amended by the First Amendment and Second Amendment (as further described under the heading Principal Stockholder in Note 18), as of March 31, 2024 and December 31, 2023, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”) and the 2022 bridge notes (the “2022 Bridge Notes”), as further described below.

Senior Secured Notes

The terms of the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026, as amended pursuant to the forbearance (as described below and in see Note 18), and subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026, as amended pursuant to the forbearance (as described below and in see Note 18), and subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment);

●	a maturity date of December 31, 2026, as amended pursuant to the forbearance (as described below and in see Note 18), and subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes;

●	a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $20,000 of the principal balance under the notes, as amended pursuant to the forbearance (as described below and in see Note 18);

●	a provision for the failure to repay the $20,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination, as amended pursuant to the extended forbearance (as described below and in see Note 18), will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

The following table summarizes the debt:

	As of March 31, 2024 (unaudited)			As of December 31, 2023
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of March 31, 2024, as amended	$62,691	$(249)	$62,442	$62,691	$(272)	$62,419
Delayed Draw Term Notes, effective interest rate of 10.2% as of March 31, 2024, as amended	4,000	(28)	3,972	4,000	(31)	3,969
2022 Bridge Notes, effective interest rate of 10.2% as of March 31, 2024, as amended	36,000	(72)	35,928	36,000	(79)	35,921
Total	$102,691	$(349)	$102,342	$102,691	$(382)	$102,309

The debt issuance costs incurred under the debt modification pursuant to the First Amendment are being amortized over the term of the long-term debt. The debt modification pursuant to the Second Amendment resulted in the unamortized debt issuance cost being amortized over the extended term of the long-term debt.

On December 29, 2023, the Company failed to make the interest payment due on the Secured Senior Notes, Delayed Draw Term Notes and 2022 Bridge Notes (collectively the “Debt”) resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) September 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing.

As of March 31, 2024 and December 31, 2023, the current maturities of the Debt were $102,342 and $102,309, respectively. As of March 31, 2024, the principal balance due of $102,691 remains subject to the forbearance (see Note 18).

Information for the three months ended March 31, 2024 and 2023 with respect to interest expense related to the debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended March 31,
	2024	2023
Amortization of debt costs:
Line of Credit	$418	$54
2023 Notes	7	628
Senior Secured Notes	23	223
Delayed Draw Term Notes	3	25
2023 Notes	85	-
Total amortization of debt costs	536	930
Noncash and accrued interest:
Simplify Loan	41	-
2023 Notes	202	-
Senior Secured Notes	1,585	-
Delayed Draw Term Notes	101	-
2022 Bridge Notes	910	-
Total noncash and accrued interest	2,839	-
Cash paid interest:
Line of Credit	795	438
Senior Secured Notes	-	1,567
Delayed Draw Term Notes	-	100
2022 Bridge Notes	-	1,127
Other	169	20
Total cash paid interest	964	3,252
Total interest expense	$4,339	$4,182

13. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of March 31, 2024 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which no shares are outstanding.

14. Stockholders’ Deficiency

Common Stock

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

Common Stock Private Placement – On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received proceeds from the Private Placement of $12,000 as reflected on the condensed consolidated statements of stockholders’ deficiency. The proceeds were used for working capital and general corporate purposes. Further information is provided in Note 18.

Common Stock Registered Direct Offering – On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock at a purchase price of $3.88 per share, with gross proceeds of $11,500. Net proceeds of $11,211 were received, after deducting issuance costs $289, as reflected on the condensed consolidated statement of stockholder’s deficiency. No underwriter or placement agent participated in the registered direct offering. The net proceeds were used for working capital and general corporate purposes. Further information is provided in Note 18.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 678,165 shares of the Company’s common stock and 397,376 shares of the Company’s common stock during the three months ended March 31, 2024 and 2023, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

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

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended March 31, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$35	$347	$3	$385
Selling and marketing	2	107	-	109
General and administrative	190	229	-	419
Total costs charged to operations	227	683	3	913
Capitalized platform development	-	208	-	208
Total stock-based compensation	$227	$891	$3	$1,121

	Three Months Ended March 31, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$794	$1,189	$-	$1,983
Selling and marketing	65	303	-	368
General and administrative	2,352	1,288	246	3,886
Total costs charged to operations	3,211	2,780	246	6,237
Capitalized platform development	-	307	-	307
Total stock-based compensation	$3,211	$3,087	$246	$6,544

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2024 were as follows:

	As of March 31, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$1,052	$1,939	$23	$3,014
Weighted average period expected to be recognized (in years)	1.55	1.39	1.77	1.45

Modification of Warrants – On January 2, 2024, in connection with the default under the Licensing Agreement, the Performance-Based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG. Of the warrants that vested, 449,793 had an exercise price of $9.24 per share and 149,931 had an exercise price of $18.48 per share.

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options for shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase a options exercisable for 45,632 shares of the Company’s common stock (including previously vested options of shares of the Company’s common stock of 24,515) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 paid during the three months ended March 31, 2023.

16. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended March 31,
	2024	2023
Revenue by category:
Digital revenue
Digital advertising	$22,748	$19,093
Digital subscriptions	2,334	3,661
Licensing and syndication revenue	2,300	3,351
Other digital revenue	1,286	551
Total digital revenue	28,668	26,656
Print revenue
Print advertising	-	656
Print subscriptions	273	1,106
Total print revenue	273	1,762
Total	$28,941	$28,418
Revenue by geographical market:
United States	$27,411	$27,319
Other	1,530	1,099
Total	$28,941	$28,418
Revenue by timing of recognition:
At point in time	$26,607	$24,757
Over time	2,334	3,661
Total	$28,941	$28,418

For the three months ended March 31, 2024 and 2023, disaggregated revenue represents revenue from continuing operations.

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

The following table provides information about contract balances:

	As of
	March 31, 2024 (unaudited)	December 31, 2023
Unearned revenue (short-term contract liabilities):
Digital revenue	$12,370	$16,938
Unearned revenue (long-term contract liabilities):
Digital revenue	$624	$542

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

The income tax provision (benefit) effective tax rate for the three months ended March 31, 2024 and 2023 was 0.32% and 0.04%, respectively. The deferred income taxes for the three months ended March 31, 2024 and 2023 was primarily due to deferred tax liabilities on indefinite lived intangible assets.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against most of the deferred tax assets as of March 31, 2024 and 2023.

As of March 31, 2024 and 2023, the Company has no uncertain tax positions or interest and penalties accrued.

18. Related Party Transactions

Principal Stockholder

Arena Loan Agreement – On January 5, 2024, as part of negotiations with Renew Group Private Limited (“Renew”), an affiliated entity of Simplify, in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the loan agreement (the “Arena Loan Agreement”), dated December 15, 2022 held by Renew (the “Arena Notes”) in the amount of $2,797, that resulted in an event of default under the Arena Notes (the “Arena Notes Default”), Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to April 30, 2024 and September 30, 2024), subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., (“FTI”) from January 5, 2024 through April 26, 2024, a global business advisory firm, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. He was later appointed as the interim Co-President. Upon completion of their work under the FTI Engagement satisfactory to Renew and the Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer. The outstanding principal on the Arena Notes was $110,691 ($8,000 for the 2023 Notes and $102,691 for the Debt) as of March 31, 2024 and the forbearance period was further extended on April 29, 2024 (as further described below) through September 30, 2024.

On April 29, 2024, the forbearance period was extended through the earlier of the following: (a) September 30, 2024; (b) the occurrence of the closing of the Business Combination (as further described below) and (c) the termination of the Business Combination prior to closing.

For the three months ended March 31, 2024, the Company had certain transactions with Renew, where it incurred interest expense totaling $2,798 under the Arena Loan Agreement, none of which was paid. As of March 31, 2024, the total balance due the related party under the Arena Loan Agreement was $5,595 as reflected within accrued expenses and other as accrued interest on the condensed consolidated balance sheets.

Common Stock Private Placement – As a result of the issuance of the Private Placement Shares to Simplify, Simplify owns approximately 54.3% of the outstanding shares of the Company’s common stock, resulting in a change in control. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. Prior to the consummation of the Private Placement, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock. The funds used by Simplify to purchase the Private Placement Shares came from the working capital of Simplify.

Business Combination – On February 9, 2024, New Arena Holdco, Inc. (“New Arena”), a wholly owned subsidiary of the Company, filed a Registration Statement on Form S-4 (File No. 333-276999) with the SEC in connection with the Business Combination Agreement by and among the Company, Simplify Inventions, LLC (“Simplify”), Bridge Media Networks, LLC (“Bridge Media”), New Arena and the other parties dated November 5, 2023, as amended on December 1, 2023 (the “Transaction Agreement”), that provides for the Company to combine its operations with those of Bridge Media, a wholly owned subsidiary of Simplify by way of a series of mergers with and among New Arena (the “Mergers”), subject to customary conditions, including the approval by the Company’s shareholders and certain regulatory approvals. Immediately following the Mergers, the Transaction Agreement provides for: (i) the purchase by The Hans Foundation USA, a nonprofit nonstock corporation (the “Hans Foundation”) of 25,000 shares of New Arena Series A Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and the Hans Foundation; and (ii) the purchase by 5-Hour International Corporation Pte. Ltd. (“5-Hour”) of 5,000,000 shares of New Arena common stock, par value $0.0001 per share (the “New Arena Common Stock”), at a purchase price of $5.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and 5-Hour. Further, concurrently with the closing of the Mergers, pursuant to that certain Committed Equity Facility Term Sheet, dated November 5, 2023, by and between Arena and Simplify, New Arena will enter into a Stock Purchase Agreement with Simplify, pursuant to which Simplify will agree to purchase, at New Arena’s request, up to $20,000 in aggregate purchase price of shares of New Arena Common Stock from time to time during the 12 months following the closing date at a price per share equal to the lesser of (i) the volume-weighted average price of the New Arena Common Stock for the last sixty trading days prior to the purchase date and (ii) $3.86 per share (the “Equity Line of Credit”), along with 60,000 shares of New Arena Common Stock as payment of a 1.5% commitment fee.

Immediately following the Closing, (i) Simplify will own approximately 79% of the outstanding shares of New Arena Common Stock, on a fully diluted basis, (ii) 5-Hour will own approximately 6% of the outstanding New Arena Common Stock and (iii) former Arena stockholders will own the remaining outstanding New Arena Common Stock. Such amounts exclude the ownership of shares of New Arena Common Stock that may be issued from time to time pursuant to the Equity Line of Credit. Following the Closing, Arena common stock will be delisted from the NYSE American (the “NYSE American”) and deregistered under the Securities Exchange Act of 1934, as amended, and cease to be publicly traded. New Arena and its subsidiaries will operate under Arena’s current name “The Arena Group Holdings, Inc.” and New Arena Common Stock will be traded on the NYSE American under Arena’s current stock ticker symbol “AREN.”

Former Principal Stockholder

Note Purchase Agreement – The Company had an outstanding obligation with BRF Finance Co., LLC (“BRF”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, pursuant to a third amended and restated note purchase agreement (the “Note Purchase Agreement”) entered into on December 15, 2022, that was further amended pursuant to a first amendment to the third amended and restated note purchase agreement on August 14, 2023 (the “First Amendment” as further described below), where it amended the second amended and restated note purchase agreement issued on January 23, 2022. The Note Purchase Agreement contains provisions related to the 2022 Bridge Notes, 2023 Notes, Senior Secured Notes, and Delayed Draw Term Notes, all as further described below and referred to together as the “Notes”. Under the terms of the Note Purchase Agreement and First Amendment, in the event there is a mandatory prepayment requirement (as further described below), the principal payment of the notes will be applied to: (1) the 2023 Notes until paid in full; (2) then to the 2022 Bridge Notes until paid in full; (3) then to the Delayed Draw Terms Notes until paid in full; and (4) then to the Senior Secured Notes. All borrowings under the Notes are collateralized by substantially all assets of the Company secured by liens and guaranteed by the Company’s subsidiaries. The Notes provide for a default interest rate equal to the rate of interest in effect at the time of default plus 4.0%, along with other provision for acceleration of the Notes under certain conditions. The Notes provided for certain affirmative covenants, including certain financial reporting obligations. On December 1, 2023, Renew purchased all of the notes held by B. Riley and assumed the role of agent under the Note Purchase Agreement, and also purchased all of the common stock held by B. Riley.

For the three months ended March 31, 2023, the Company paid in cash interest of $2,998 on the Notes, due to BRF.

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stock for a total of $3,915 in gross proceeds with B. Riley, at a price per share of $3.88 per share.

For the three months ended March 31, 2023, the Company had certain transactions with B. Riley, where it paid fees associated with the common stock public offering totaling $2,440.

Board Members

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 317,518 shares of the Company’s common stock for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002 Trust - NLA); (ii) 195,529 shares for $759 to 180 Degree Capital Corp, a former beneficial holder of more than 5% of the Company’s common stock; (iii) 25,773 shares for $100 to Daniel Shribman, a former director; (iv) 25,773 shares for $100 to Ross Levinsohn, a former director and the Company’s former Chief Executive Officer; and (v) 6,443 shares for $25 to Paul Edmonson, an executive officer.

19. Commitments and Contingencies

Legal Contingencies

Claims and Litigation – From time to time, the Company may be subject to claims and litigation arising in the ordinary course of business. The outcome of any litigation is inherently uncertain. Based on the Company’s current knowledge it believes that the final outcome of the matters discussed below will not likely, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on the Company’s business.

On January 30, 2024, the former President of Media filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, alleging claims for breach of contract, failure to pay wages and defamation, among other things, in the United States District Court of the Southern District of New York, seeking damages in an unspecified amount. The Company believes that it has strong defenses to these claims and intends to vigorously defend itself and the allegations made in this lawsuit.

On March 21, 2024, the former CEO and Chairman of the board of directors filed an action against the Company, members of its board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20,000. The Company believes that it has strong defenses to these claims and intends to vigorously defend itself and the allegations made in this lawsuit.

On April 1, 2024, Authentic Brands Group, LLC, ABG-SI, LLC, and ABG Intermediate Holdings 2 LLC (collectively referred to as ABG) filed an action against the Company and Manoj Bhargave, the former interim CEO and a principal stockholder, alleging breach of contract among other things, in the United States District Court of the Southern District of New York seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability as reflected in liabilities from discontinued operations, see Note 2).

In connection with the Company’s acquisition of Athlon Holdings, Inc., the Company prepared the working capital adjustment to the purchase price. The sellers are challenging the Company’s adjustments and both parties have agreed to a standstill and tolling agreement while the adjustments are being reviewed and discussed. The amount due from this challenge, if any, is not estimatable as of the issuance date of these condensed consolidated financial statements.

20. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Resignation and Appointments

On April 19, 2024, the Board appointed Sara Silverstein as the Chief Executive Officer, effective immediately, replacing Cavitt Randall.

Effective April 26, 2026, in connection with the ending of the interim management engagement with FTI Consulting Inc., Jason Frankl will no longer serve as interim Co-President and Chief Business Transformation Officer of the Company and Manoj Bhargava will serve as President.

Lease Agreement

Effective April 1, 2024, the Company entered into a sublease agreement for office space located in New York, NY with an expiration date of November 29, 2030 that provides for minimum lease payments totaling $4,019, with a payment of $652 made on April 11, 2024 representing twelve (12) months of minimum rental payments. In addition, the lease provides for additional rent for taxes and operating expenses under the terms of the underlying lease agreement.

Common Stock

From April 1, 2024 through the date these condensed consolidated financial statements were issued, the Company issued 17,698 shares of its common stock to members of the board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the SEC on April 1, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors.. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

We are a media company that leverages technology to build deep content verticals powered by anchor brands and a best-in-class digital media platform (the “Platform”) empowering publishers who impact, inform, educate, and entertain. Our strategy is to focus on key subject matter verticals where audiences are passionate about a topic category (e.g., sports and finance) where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as for our media publisher partners(each, a “Publisher Partner”). Our focus is on leveraging our Platform and brands in targeted verticals to maximize audience reach, enhance engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 40 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We own and operate Athlon Sports, TheStreet, The Spun, Parade, and Men’s Journal and power more than 360 independent Publisher Partners, including the many sports team sites that contribute to Athlon Sports.

Each Publisher Partner joins the Platform by invitation only with the objective of improving our position in key verticals while optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and audience development expertise. Additionally, we believe the lead brands within our verticals create a halo benefit for all Publisher Partners while each of them adds to the breadth and quality of content. While the Publisher Partners benefit from these critical performance improvements they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs.

Of the more than 360 Publisher Partners, a large majority of them publish content within one of our four verticals of sports, finance, lifestyle and men’s lifestyle, and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners into a single platform and a large and experienced sales organization. They also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

Our growth strategy is to continue adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform.

Recent Developments

On February 9, 2024, New Arena Holdco, Inc. (“New Arena”), a wholly owned subsidiary of us, filed a Registration Statement on Form S-4 (File No. 333-276999) with the SEC in connection with the Business Combination Agreement by and among us, Simplify Inventions, LLC (“Simplify”), Bridge Media Networks, LLC (“Bridge Media”), New Arena and the other parties dated November 5, 2023, as amended on December 1, 2023 (the “Transaction Agreement”), that provides for us to combine our operations with those of Bridge Media, a wholly owned subsidiary of Simplify by way of a series of mergers with and among New Arena (the “Mergers”), subject to customary conditions, including the approval by our shareholders and certain regulatory approvals. Immediately following the Mergers, the Transaction Agreement provides for: (i) the purchase by The Hans Foundation USA, a nonprofit nonstock corporation (the “Hans Foundation”) of 25,000 shares of New Arena Series A Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and the Hans Foundation; and (ii) the purchase by 5-Hour International Corporation Pte. Ltd. (“5-Hour”) of 5,000,000 shares of New Arena common stock , par value $0.0001 per share (the “New Arena Common Stock”) at a purchase price of $5.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and 5-Hour. Further, concurrently with the closing of the Mergers, pursuant to that certain Committed Equity Facility Term Sheet, dated November 5, 2023, by and between New Arena and Simplify, New Arena will enter into a Stock Purchase Agreement with Simplify, pursuant to which Simplify will agree to purchase, at New Arena’s request, up to $20,000 in aggregate purchase price of shares of New Arena Common Stock from time to time during the 12 months following the closing date at a price per share equal to the lesser of (i) the volume-weighted average price of the New Arena Common Stock for the last sixty trading days prior to the purchase date and (ii) $3.86 per share (the “Equity Line of Credit”), along with 60,000 shares of New Arena Common Stock as payment of a 1.5% commitment fee.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. Increases in inflation, rising interest rates, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the remaining effects of the COVID-19 pandemic may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 and in this Quarterly Report.

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

We monitor and review our key operating metrics as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods. For the three months ended March 31, 2024, digital advertising revenue increased by 19.1%, as compared to the same period in 2023 as indicated in the Results of Operations section below. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the three months ended March 31, 2024 and 2023, our RPM was $19.99 and $14.56, respectively. The 37.29% increase in RPM reflects a significant increase in video advertising as a percentage of total digital advertising as digital video advertising is sold at a significantly higher price than digital display advertising. For the three months ended March 31, 2024 and 2023, our monthly average pageviews were 399,683,984 and 397,094,535, respectively. The 0.65% increase in monthly average pageviews reflects algorithmic changes at Google, Facebook and other platforms which subdued user click-throughs to the original content.

All dollar figures presented below are in thousands unless otherwise stated.

Liquidity and Capital Resources

Going Concern

Our accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

For the three months ended March 31, 2024, we incurred a net loss from continuing operations of $12,720, and as of March 31, 2024, had cash on hand of $4,003 and a working capital deficit of $225,009. Our net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Also, since our 2023 Notes (see Note 11 in our accompanying condensed consolidated financial statements), Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (see Note 12 in our accompanying condensed consolidated financial statements) (collectively our “current debt”) are subject to a forbearance period through the earlier of the following: (a) September 30, 2024; (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing (as further described in Note 18 in our accompanying condensed consolidated financial statements) unless we are able to refinance or modify the terms of our current debt we run the risk that our debt could be called, therefore, we may not be able to meet our obligations when due.

In our evaluation, management determined there is substantial doubt about our ability to continue as a going concern for a one-year period following the (unaudited) condensed consolidated financial statement issuance date, unless we are able to refinance or modify our current debt and complete the Business Combination.

We plan to refinance or modify the maturities of our current debt and complete the Business Combination to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, however, there can be no assurance that we will be able to refinance or modify our current debt and complete the Business Combination.

Cash and Working Capital Facility

As of March 31, 2024, our principal sources of liquidity consisted of cash of $4,003 and accounts receivable from continuing operations, net of our allowance for doubtful accounts, of $26,452. In addition, as of March 31, 2024, we had $17,252 available for additional use under our working capital loan with Simplify. As of March 31, 2024, the outstanding balance of the Simplify working capital loan was $7,748. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $4,151.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 5, 8, 10, 11 and 12 in our accompanying condensed consolidated financial statements for amounts outstanding as of March 31, 2024, related to leases, liquidated damages, working capital loan, bridge notes and debt, respectively. During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $1,439 over the lease term. The lease provides for fixed payments ranging from $89 to $94 over the remainder of the lease term, with an estimate of common expenses per month of $25 through the end of the lease term. There have been no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.

Discontinued Operations

In connection with our discontinued operations from the discontinuance of the Sports Illustrated media business, we recorded the termination fee liability of $45,000 and recognized a loss on impairment of assets of $39,391 for the three months ended March 31, 2024. As a result of this discontinuance, our total liabilities from the discontinued operations were $98,874, offset by our total assets from discontinued operations of $5,691 as of March 31, 2024.

Net loss from our discontinued operations, net of tax, was $90,638 and $4,853 for the three months ended March 31, 2024 and 2023, respectively, as indicated in the Results of Operations section below.

See Note 2, Discontinued Operations and Note 19, Commitments and Contingencies in our accompanying condensed consolidated financial statements for information regarding our discontinued operations and action filed by ABG on April 1, 2024, respectively.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of March 31, 2024 and December 31, 2023 was as follows:

	As of
	March 31, 2024	December 31, 2023
Current assets	$43,168	$90,399
Current liabilities	(268,177)	(236,021)
Working capital deficit	(225,009)	(145,622)

As of March 31, 2024, we had a working capital deficit of $225,009, as compared to $145,622 as of December 31, 2023, consisting of $43,168 in total current assets and $268,177 in total current liabilities. As of December 31, 2023, our working capital deficit consisted of $90,399 in total current assets and $236,021 in total current liabilities.

Our cash flows for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,965)	$(1,672)
Net cash used in investing activities	(713)	(1,688)
Net cash provided by (used in) financing activities	(2,603)	5,450
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(5,281)	$2,090
Cash, cash equivalents, and restricted cash, end of period	$4,003	$16,463

For the three months ended March 31, 2024, net cash used in operating activities was $1,965, consisting primarily of $58,343 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $964 of cash paid for interest, offset by $56,632 of cash received from customers. For the three months ended March 31, 2023, net cash used in operating activities was $1,672, consisting primarily of $59,394 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $3,252 of cash paid for interest, offset by $60,974 of cash received from customers.

For the three months ended March 31, 2024, net cash used in investing activities was $713 consisting of $713 for capitalized costs for our Platform. For the three months ended March 31, 2023, net cash used in investing activities was $1,688, consisting of $1,188 for capitalized costs for our Platform and $500 for the acquisition of a business.

For the three months ended March 31, 2024, net cash used in financing activities was $2,603, consisting primarily of (i) $2,263 for the payment of the Fexy put option, (ii) $19,609 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”) and (iii) $479 for tax payments relating to the withholding of shares of common stock for certain employees, less (iv) $12,000 in net proceeds from the common stock private placement, and (v) $7,748 in net proceeds from our working capital loan with Simplify. For the three months ended March 31, 2023, net cash provided by financing activities was $5,450, consisting primarily of (i) $11,431(excluding accrued offering costs of $69) in net proceeds from the public offering of common stock, less (ii) $4,533 from repayments of our SLR line of credit; (ii) $25 in payment of deferred cash payments, and (iii) $1,423 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Operations

Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$28,941	$28,418	$523	1.8%
Cost of revenue	20,008	18,090	1,918	10.6%
Gross profit	8,933	10,328	(1,395)	-13.5%
Operating expenses
Selling and marketing	4,564	5,847	(1,283)	-21.9%
General and administrative	10,135	12,975	(2,840)	-21.9%
Depreciation and amortization	987	1,096	(109)	-9.9%
Loss on disposition of assets	1,198	119	1,079	906.7%
Total operating expenses	16,884	20,037	(3,153)	-15.7%
Loss from operations	(7,951)	(9,709)	1,758	-18.1%
Total other expenses	(4,728)	(4,808)	80	-1.7%
Loss before income taxes	(12,679)	(14,517)	1,838	-12.7%
Income taxes	(41)	(7)	(34)	485.7%
Net loss from continuing operations	(12,720)	(14,524)	1,804	-12.4%
Net loss from discontinued operations, net of tax	(90,638)	(4,853)	(85,785)	1767.7%
Net loss	$(103,358)	$(19,377)	$(83,981)	433.4%

For the three months ended March 31, 2024, the net loss from continuing operations improved $1,804 to $12,720, as compared to our prior period of $14,524. This improvement was primarily due to a $3,153 decrease in operating expenses that was offset by a decrease in gross profit of $1,395. This improvement was offset by a loss from discontinued operations of $90,638 as compared to $4,853 for the three months ended March 31, 2023. The increase in the loss from discontinued operations was primarily driven by the accrual of the $45,000 termination fee liability and the recognition of a loss on impairment of assets of $39,391. This increased loss from discontinued operations lead to an increase in our net loss of $83,981 as compared to $19,377 from our prior period, resulting in a net loss of $103,358 for the three months ended March 31, 2024.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$28,941	$28,418	$523	1.8%
Cost of revenue	20,008	18,090	1,918	10.6%
Gross profit	$8,933	$10,328	$(1,395)	-13.5%

For the three months ended March 31, 2024 we had gross profit of $8,933, as compared to $10,328 for the three months ended March 31, 2023, a decrease of $1,395. Gross profit percentage for the three months ended March 31, 2024 was 30.9%, as compared to 36.3% for the three months ended March 31, 2023.

The reduction in gross profit percentage was driven by a higher mix of revenue from sports partners, which receive a revenue share, resulting in Publisher Partner revenue share as a percentage of digital advertising revenue increasing to 27.9% for the three months ended March 31, 2024, as compared to 22.1% for the three months ended March 31, 2023.

The following table sets forth revenue by category:

	Three Months Ended March 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Digital revenue:
Digital advertising	$22,748	$19,093	$3,655	19.1%
Digital subscriptions	2,334	3,661	(1,327)	-36.2%
Licensing and syndication revenue	2,300	3,351	(1,051)	-31.4%
Other digital revenue	1,286	551	735	133.4%
Total digital revenue	28,668	26,656	2,012	7.5%
Print revenue:
Print advertising	-	656	(656)	-100.0%
Print subscriptions	273	1,106	(833)	-75.3%
Total print revenue	273	1,762	(1,489)	-84.5%
Total revenue	$28,941	$28,418	$523	1.8%

For the three months ended March 31, 2024, total revenue increased $523, or 1.8%, to $28,941 from $28,418 for the three months ended March 31, 2023. This reflected a decrease in print revenue of $1,489 due primarily to the shutdown of Athlon Outdoor print operations, which was largely offset by a 7.5% increase in digital revenue from $26,656 for the three months ended March 31, 2023 to $28,668 for the three months ended March 31, 2024.

The primary driver of the increase in our digital revenue is a 19.1% increase in our digital advertising revenue from $19,093 for the three months ended March 31, 2023 to $22,748 in the current year period. In addition, other digital revenue increased by $735 to $1,286 for the three months ended March 31, 2024 driven by the expansion in our e-commerce revenue. These improvements were partially offset by a decrease in our digital subscriptions of $1,327 and a $1,051 decline in licensing and syndication revenue.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended March 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Publisher Partner revenue share payments	$6,357	$4,220	$2,137	50.6%
Technology, Platform and software licensing fees	4,224	3,759	465	12.4%
Content and editorial expenses	7,249	4,796	2,453	51.1%
Printing, distribution and fulfillment costs	244	872	(628)	-72.0%
Amortization of developed technology and platform development	1,549	2,369	(820)	-34.6%
Stock-based compensation	385	1,983	(1,598)	-80.6%
Other cost of revenue	-	91	(91)	-100.00%
Total cost of revenue	$20,008	$18,090	$1,918	10.6%

For the three months ended March 31, 2024, we recognized cost of revenue of $20,008, as compared to $18,090 for the three months ended March 31, 2023, which represents an increase of $1,918. Cost of revenue for the first quarter of 2024 was impacted by increases in technology, Platform and software licensing fees of $465 and Publisher Partner revenue share payments of $2,137 and content and editorial expenses of $2,453; partially offset by a decrease in stock-based compensation costs of $1,598.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended March 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$3,071	$3,623	$(552)	-15.2%
Stock-based compensation	109	368	(259)	-70.4%
Professional marketing services	102	664	(562)	-84.6%
Circulation costs	86	(83)	169	-203.6%
Advertising costs	572	916	(344)	-37.6%
Other selling and marketing expenses	624	359	265	73.8%
Total selling and marketing	$4,564	$5,847	$(1,283)	-21.9%

For the three months ended March 31, 2024, we incurred selling and marketing costs of $4,564, as compared to $5,847 for the three months ended March 31, 2023. The decrease in selling and marketing costs of $1,283 is primarily related to decreases in payroll and employee benefits costs of $552, professional marketing services of $562, advertising costs of $344 and stock based compensation of $259; partially offset by other selling and marketing expenses of $265.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended March 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$4,585	$3,727	$858	23.0%
Stock-based compensation	419	3,886	(3,467)	-89.2%
Professional services, including accounting, legal and insurance	3,596	3,424	172	5.0%
Other general and administrative expenses	1,535	1,938	(403)	-20.8%
Total general and administrative	$10,135	$12,975	$(2,840)	-21.9%

For the three months ended March 31, 2024, we incurred general and administrative costs of $10,135 as compared to $12,975 for the three months ended March 31, 2023. The $2,840 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $3,467 and other general and administrative expenses of $403; partially offset by an increase in payroll and related expenses of $858.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended March 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of contingent consideration	$313	$499	$(186)	-37.3%
Interest expense, net	4,339	4,182	157	3.8%
Liquidated damages	76	127	(51)	-40.2%
Total other expenses	$4,728	$4,808	$(80)	-1.7%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $313 for the three months ended March 31, 2024 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $4,339 and $4,182 for the three months ended March 31, 2024 and 2023, respectively, an increase of $157 from the prior period, as a result of our debt increase.

Liquidated Damages. We recorded $76 of accrued interest on our liquidated damages payable for the three months ended March 31, 2024 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $127 of accrued interest on our liquidated damages payable for the three months ended March 31, 2023 primarily from issuance of the same securities as described above.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in valuation of contingent consideration; (vi) liquidated damages, (vii) loss on impairment of assets, (viii) employee retention credit, and (ix) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that Adjusted EBITDA:

●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect income tax provision or benefit, which is a noncash income or expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in valuation of contingent consideration, and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the CARES Act; and
●	does not reflect payments related to employee severance and employee restructuring changes for our former executives.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net loss	$(103,358)	$(19,377)
Net loss from discontinued operations	90,638	4,853
Net loss from continued operations	(12,720)	(14,524)
Add (deduct):
Interest expense, net (1)	4,339	4,182
Income tax provision (benefit)	41	7
Depreciation and amortization (2)	2,536	3,465
Stock-based compensation (3)	913	6,237
Change in fair value of contingent consideration (4)	313	499
Liquidated damages (5)	76	127
Loss on impairment of assets (6)	1,198	119
Employee retention credit (7)	-	(3,890)
Employee restructuring payments (8)	2,456	1,675
Adjusted EBITDA	$(848)	$(2,103)

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $536 and $930 for amortization of debt discounts for the three months ended March 31, 2024 and 2023, respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Investors should note that interest expense will recur in future periods.

(2)	Depreciation and amortization related to our developed technology and Platform is included within cost of revenues of $1,549 and $2,369, for the three months ended March 31, 2024 and 2023, respectively, and depreciation and amortization is included within operating expenses of $987 and $1,096 for the three months ended March 31, 2024 and 2023, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.

(6)	Loss on impairment of assets represents certain assets that are no longer useful.

(7)	Employee retention credit represents payroll related tax credits under the Cares Act.

(8)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments to our former Chief Executive Officer for the three months ended March 31, 2024 and 2023, respectively.

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

Except as described in Note 1, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on April 1, 2024.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted as of the date of this report.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. Except as described in Note 19, Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Business Combination Agreement, dated as of November 5, 2023, among The Arena Group Holdings, Inc., Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
2.13	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.

3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.1	Forbearance Letter, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 5, 2024.
10.2	Subscription Agreement, dated February 14, 2024, by and between the Company and Simplify, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024.
10.3	Loan Agreement between The Arena Group Holdings, Inc. and Simplify Inventions, LLC dated March 13, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2024.

10.4	Demand Promissory Note issued by Simplify Inventions, LLC to The Arena Group Holdings, Inc. dated March 13, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2024.
10.5	Continuing Unconditional Guaranty among Simplify Inventions, LLC and certain subsidiaries of The Arena Group Holdings, Inc., dated March 13, 2024, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2024.
10.6	Pledge and Security Agreement among The Arena Group Holdings, Inc., certain subsidiaries of The Arena Group Holdings, Inc. and Simplify Inventions, LLC dated March 13, 2024, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 20, 2024.
10.7	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024, which was filed as Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 1, 2024.
10.8	Employment Agreement between The Arena Group Holdings, Inc. and Sara Silverstein dated April 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024.
10.9*	Forbearance Letter between the Company and Renew Group Private Limited dated as of April 29, 2024.
10.10*	Consent to Sublease among the Company, RXR HB Owner, LLC and Lument Real Estate Capital Holdings, LLC dated March 12, 2024.
31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Chief Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

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

The Arena Group Holdings, Inc.

Date: May 17, 2024	By:	/s/ SARA SILVERSTEIN
Sara Silverstein
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2024	By:	/s/ DOUGLAS B. SMITH
Douglas B. Smith
Chief Financial Officer
(Principal Financial Officer)

