Form 10-Q
period 2024-06-30
Arena Group Holdings, Inc.
filed 2024-08-19
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

As of August 19, 2024, the Registrant had 29,591,630 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, the timing, outcome or financial impacts of the pending Business Combination (as described in Note 18 and Note 20 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 herein) and related transactions, expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$6,085	$9,284
Accounts receivable, net	22,698	31,676
Prepayments and other current assets	5,555	5,791
Current assets from discontinued operations	1,014	43,648
Total current assets	35,352	90,399
Property and equipment, net	225	328
Operating lease right-of-use assets	2,565	176
Platform development, net	7,380	8,723
Acquired and other intangible assets, net	24,489	27,457
Other long-term assets	773	1,003
Goodwill	42,575	42,575
Noncurrent assets from discontinued operations	-	18,217
Total assets	$113,359	$188,878
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$4,977	$7,803
Accrued expenses and other	27,270	28,903
Line of credit	-	19,609
Unearned revenue	10,719	16,938
Subscription refund liability	131	46
Operating lease liabilities	122	358
Contingent consideration	-	1,571
Liquidated damages payable	3,076	2,924
Simplify loan	12,748	-
Bridge notes	8,000	7,887
Debt	102,372	102,309
Current liabilities from discounted operations	97,516	47,673
Total current liabilities	266,931	236,021
Unearned revenue, net of current portion	530	542
Operation lease liabilities, net of current portion	2,101	-
Other long-term liabilities	169	406
Deferred tax liabilities	661	599
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities	270,392	247,705
Commitments and contingencies (Note 19)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at June 30, 2024 and December 31, 2023	168	168
Total mezzanine equity	168	168
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 29,573,932 and 23,836,706 shares at June 30, 2024 and December 31, 2023, respectively	295	237
Common stock to be issued	-	-
Additional paid-in capital	332,702	319,421
Accumulated deficit	(490,198)	(378,653)
Total stockholders’ deficiency	(157,201)	(58,995)
Total liabilities, mezzanine equity and stockholders’ deficiency	$113,359	$188,878

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands, except share data)
Revenue	$27,183	$34,072	$56,124	$62,490
Cost of revenue (includes amortization of platform development and developed technology for the three months ended June 30, 2024 and 2023 of $1,507 and $2,323, respectively and for the six months ended June 30, 2024 and 2023 of $3,056 and $4,692, respectively)	16,465	20,855	36,473	38,945
Gross profit	10,718	13,217	19,651	23,545
Operating expenses
Selling and marketing	3,751	6,904	8,315	12,751
General and administrative	8,632	11,601	18,767	24,576
Depreciation and amortization	913	1,065	1,900	2,161
Loss on impairment of assets	-	-	1,198	119
Total operating expenses	13,296	19,570	30,180	39,607
Loss from operations	(2,578)	(6,353)	(10,529)	(16,062)
Other (expense) income
Change in fair value of contingent consideration	-	90	(313)	(409)
Interest expense	(4,249)	(5,001)	(8,588)	(9,183)
Liquidated damages	(76)	(177)	(152)	(304)
Total other expenses	(4,325)	(5,088)	(9,053)	(9,896)
Loss before income taxes	(6,903)	(11,441)	(19,582)	(25,958)
Income tax provision	(35)	(86)	(76)	(93)
Loss from continuing operations	(6,938)	(11,527)	(19,658)	(26,051)
Loss from discontinued operations, net of tax	(1,249)	(7,957)	(91,887)	(12,810)
Net loss	$(8,187)	$(19,484)	$(111,545)	$(38,861)
Basic and diluted net loss per common share:
Continuing operations	$(0.24)	$(0.52)	$(0.70)	$(1.27)
Discontinued operations	(0.04)	(0.36)	(3.27)	(0.62)
Basic and diluted net loss per common share	$(0.28)	$(0.88)	$(3.97)	$(1.89)
Weighted average number of common shares outstanding – basic and diluted	29,399,365	22,074,500	28,110,331	20,509,676

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Six Months Ended June 30, 2024

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at April 1, 2024	29,513,563	$294	2,701	$-	$332,165	$(482,011)	$(149,552)
Issuance of common stock for restricted stock units	68,975	1	-	-	(1)	-	-
Common stock withheld for taxes	(8,606)	-	-	-	(7)	-	(7)
Stock-based compensation	-	-	-	-	545	-	545
Net loss	-	-	-	-	-	(8,187)	(8,187)
Balance at June 30, 2024	29,573,932	$295	2,701	$-	$332,702	$(490,198)	$(157,201)

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except share data)
Balance at January 1, 2024	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)
Issuance of common stock in connection with private placement	5,555,555	56	-	-	11,944	-	12,000
Issuance of common stock for restricted stock units	747,140	8	-	-	(8)	-	-
Common stock withheld for taxes	(290,777)	(3)	-	-	(483)	-	(486)
Repurchase of common stock for Fexy put option	(274,692)	(3)	-	-	(376)	-	(379)
Stock-based compensation	-	-	-	-	2,204	-	2,204
Net loss	-	-	-	-	-	(111,545)	(111,545)
Balance at June 30, 2024	29,573,932	$295	2,701	$-	$332,702	$(490,198)	$(157,201)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Six Months Ended June 30, 2023

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except per share data)
Balance at April 1, 2023	21,773,078	$217	41,283	$-	$289,532	$(342,448)	$(52,699)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	207,000	2	-	-	1,498	-	1,500
Issuance of common stock in connection with settlement of liquidated damages	11,766	-	-	-	45	-	45
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	84	-	84
Issuance of common stock for restricted stock units	23,083	-	-	-	-	-	-
Costs incurred upon issuance of common stock in connection with registered direct offering	-	-	-	-	(67)	-	(67)
Stock-based compensation	-	-	-	-	6,430	-	6,430
Net loss	-	-	-	-	-	(19,484)	(19,484)
Balance at June 30, 2023	22,014,927	$219	41,283	$-	$297,522	$(361,932)	$(64,191)

	Common Stock		Common Stock to be Issued		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	207,000	2			1,498		1,500
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	47,252	-	-	-	369	-	369
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	130	-	130
Issuance of common stock for restricted stock units	420,459	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock in connection with the exercise of stock options	795	-	-	-	-	-	-
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,114	-	11,144
Reclassification to liability upon modification of common stock option	-	-	-	-	(68)	-	(68)
Stock-based compensation	-	-	-	-	13,164	-	13,164
Net loss	-	-	-	-	-	(38,861)	(38,861)
Balance at June 30, 2023	22,014,927	$219	41,283	$-	$297,522	$(361,932)	$(64,191)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Cash flows from operating activities
Net loss	$(111,545)	$(38,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	130	197
Amortization of platform development and intangible assets	7,227	13,996
Amortization of debt discounts	596	1,645
Noncash and accrued interest	5,959	602
Loss on impairment of assets	40,589	119
Change in fair value of contingent consideration	313	409
Liquidated damages	152	304
Stock-based compensation	1,976	12,616
Deferred income taxes	62	73
Bad debt expense	672	54
Other	(21)	-
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	20,458	2,213
Subscription acquisition costs	6,131	(7,273)
Prepayments and other current assets	1,043	(7,327)
Other long-term assets	230	8
Accounts payable	(3,645)	742
Accrued expenses and other	41,155	(800)
Unearned revenue	(14,304)	5,526
Subscription refund liability	105	45
Operating lease liabilities	(524)	(114)
Contingent consideration	(1,683)	-
Other long-term liabilities	(237)	(574)
Net cash used in operating activities	(5,161)	(16,400)
Cash flows from investing activities
Purchases of property and equipment	(27)	-
Capitalized platform development	(1,485)	(2,132)
Payments for acquisition of business, net of cash acquired	-	(500)
Net cash used in investing activities	(1,512)	(2,632)
Cash flows from financing activities
Payment of Fexy put option	(561)	-
(Repayments) proceeds under line of credit, net borrowing	(20,027)	815
Proceeds from common stock private placement	12,000	-
Proceeds from Simplify loan	12,748	-
Proceeds from common stock registered direct offering	-	11,500
Payments of issuance costs from common stock registered direct offering	-	(167)
Payment of deferred cash payments	(200)	(75)
Payment of taxes from common stock withheld	(486)	(1,423)
Net cash provided by financing activities	3,474	10,650
Net decrease in cash, cash equivalents, and restricted cash	(3,199)	(8,382)
Cash, cash equivalents, and restricted cash – beginning of period	9,284	14,373
Cash, cash equivalents, and restricted cash – end of period	$6,085	$5,991
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$6,085	$5,489
Restricted cash	-	502
Total cash, cash equivalents, and restricted cash	$6,085	$5,991
Supplemental disclosure of cash flow information
Cash paid for interest	$2,033	$7,140
Cash paid for income taxes	85	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$228	$548
Issuance cost of registered direct offering recorded in accrued expenses and other	-	189
Repurchase of common stock for Fexy put option	379	-
Issuance of common stock in connection with settlement of liquidated damages	-	499
Issuance of common stock upon conversion of Series H convertible preferred stock	-	1,500
Issuance of common stock in connection with acquisition	-	2,000
Deferred cash payments recorded in connection with acquisitions	-	246
Reclassification to liability upon common stock modification	-	68

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

The condensed consolidated financial statements as of June 30, 2024, and for the three months ended June 30, 2024 and 2023, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Uncertainty in the global economy presents significant risks to the Company’s business. Increases in inflation, increasing and continued elevated interest rates, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the remaining effects of the COVID-19 pandemic may have an adverse effect on the Company’s business. While the Company is closely monitoring the impact of the current macroeconomic conditions on all aspects of its business, the ultimate extent of the impact on its business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of the Company’s control and could exist for an extended period of time. As a result, the Company is subject to continuing risks and uncertainties.

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

For the six months ended June 30, 2024, the Company incurred a net loss from continuing operations of $19,658, and as of June 30, 2024, had cash on hand of $6,085 and a working capital deficit of $231,579. The Company’s net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit its ability to meet its obligations when due. Management also evaluated the Company’s 2023 Notes (see Note 11), Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (see Note 12) (collectively its “current debt”) that are subject to a forbearance period through the earlier of the following: (a) September 30, 2024, as further extended on July 12, 2024 to December 31, 2024 (as further described under the heading Arena Loan Agreement in Note 20); (b) the occurrence of the closing of the Business Combination (as further described in Note 18); or (c) the termination of the Business Combination prior to closing. In addition to the forgoing, management evaluated the August 2, 2024 shut down all of the operations and layoff of substantially all of the employees of Bridge Media Networks, LLC (“Bridge Media”), an affiliated entity of Simplify Inventions, LLC (“Simplify”), and both parties to the Business Combination. Unless the Company is able to refinance or modify the terms of its current debt it runs the risk that its debt could be called, therefore, it may not be able to meet its obligations when due.

In its evaluation, management determined that substantial doubt exists about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date. The plans to seek refinancing or modification of the terms of its current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination which are discussed below are outside of management’s control.

The Company plans to refinance or modify the terms of its current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination based on its continuing discussions with Simplify (as further discussed under the heading Business Combination in Note 20) to alleviate the conditions that raised substantial doubt about its ability to continue as a going concern. However, there can be no assurance that the Company will be able to refinance or modify the terms of its current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include: reserves for bad debt; capitalization of platform development costs and associated useful lives; goodwill and other acquired intangible assets and associated useful lives; assumptions used in accruals for potential liabilities; revenue recognition and estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations; stock-based compensation and the determination of the fair value; valuation allowances for deferred tax assets and uncertain tax positions; accounting for business combinations; and assumptions used to calculate contingent liabilities. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. The adoption of ASU 2022-03 on January 1, 2024 did not have a material impact on the Company’s condensed consolidated financial statements.

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

	As of June 30,
	2024	2023
Series G convertible preferred stock	8,582	8,582
Series H convertible preferred stock	-	1,774,128
Financing warrants	39,774	39,774
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	9,800	9,800
Restricted stock units	194,212	878,706
Common stock options	3,840,700	5,878,838
Total	5,098,290	9,595,050

2. Discontinued Operations

On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. The last date of any obligation of the Company to perform under the Licensing Agreement was March 18, 2024. In connection with the termination, certain ABG Warrants vested (further details are provided under the heading Vesting of Warrants in Note 15).

The table below sets forth the loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands, except share data)
Revenue	$404	$24,734	$22,252	$47,696
Cost of revenue	865	16,287	14,846	28,232
Gross profit (loss)	(461)	8,447	7,406	19,464
Operating expense
Selling and marketing	499	12,599	12,002	24,721
General and administrative (1)	301	121	45,493	199
Depreciation and amortization	-	3,670	2,401	7,340
Loss on impairment of assets (2)	-	-	39,391	-
Total operating expenses	800	16,390	99,287	32,260
Loss from discontinued operations	(1,261)	(7,943)	(91,881)	(12,796)
Income tax benefit	12	(14)	(6)	(14)
Net loss from discontinued operations	$(1,249)	$(7,957)	$(91,887)	$(12,810)

(1)	General and administrative expenses for the six months ended June 30, 2024, includes a $45,000 termination fee liability.
(2)	Loss on impairment of assets for the six months ended June 30, 2024 of $39,391, includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.

The table below sets forth the major classes of assets and liabilities of the discontinued operations:

	As of
	June 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$1,014	$13,135
Subscription acquisition costs, current portion	-	29,706
Prepayments and other current assets	-	807
Current assets from discontinued operations	1,014	43,648
Subscription acquisition costs, net of current portion	-	7,215
Acquired and other intangibles assets, net	-	11,002
Noncurrent assets from discontinued operations	-	18,217
Total assets from discontinued operations	$1,014	$61,865
Liabilities
Accounts payable	$1,735	$2,554
Accrued expenses and other	1,665	1,868
Subscription refund liability	423	403
Royalty fee liability(1)	3,750	-
Termination fee liability(1)	45,000	-
Subscription liability, current portion	44,943	42,848
Current liabilities from discontinued operations	97,516	47,673
Subscription liability, net of current portion	-	10,137
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities from discontinued operations	$97,516	$57,810

(1)	Further details related to the alleged and disputed royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 19.

The table below sets forth the cash flows of the discontinued operations:

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities from discontinued operations
Net loss from discontinued operations	$(91,887)	$(12,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,401	7,340
Loss on impairment of assets	39,391	-
Stock-based compensation	564	1,261
Change in operating assets and liabilities:
Accounts receivable, net	12,121	2,059
Subscription acquisition costs	6,131	(7,273)
Prepayments and other current assets	807	836
Accounts payable	2,931	1,423
Accrued expenses and other	(203)	1,482
Subscription refund liability	20	45
Subscription liability	(8,042)	5,976
Termination fee liability	45,000	-
Net cash provided by operating activities from discontinued operations	$9,234	$339

Further details regarding legal matters in connection with the discontinued operations are provided under the heading ABG Group Legal Matters in Note 19.

3. Acquisitions and Dispositions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

Teneology, Inc. – On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., (“Teneology”) pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing (including an advance payment of $250 prior to closing); (2) $75 deferred cash payments due in three equal installments of $25 on March 1, 2023 (paid), April 1, 2023 (paid) and May 1, 2023 (paid); (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions (paid in May 2024); and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, with a fair value of $2,000 on the transaction closing date (fair value was determined based on an independent appraisal); and which was subject to a put option under certain conditions (the “contingent consideration”) with a final vesting date of January 11, 2024 (further details for (3) and (4) are provided in Note 9). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share). The agreement also provided for a cash retention pool for certain employees of $300, subject to vesting over three years upon continued employment and other conditions.

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

Further details related to an impairment of intangible assets (i.e., the advertiser relationships and brand names) are provided under the heading Intangible Assets in Note 4.

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

2023 Disposition

On November 17, 2023, the Company sold certain assets related to one of Parade’s business components known as Athlon Outdoors for cash proceeds of $1,061 ($1,000 sale price (with a target working capital of $272) plus a preliminary working capital adjustment of $61), as further reduced by a final working capital adjustment of $153, as reflected in accrued expenses and other on the consolidated balance sheets, resulting in a final sale price of $908. In connection with the sale, the Company disposed of certain advertiser relationships and trade name relating to that business component with a carrying value of $639 and $172, respectively, along with the accounts receivable and accounts payable of the business component of $453 and $31, respectively, resulting in a recognized loss on sale of assets of $325 as reflected on the condensed consolidated statements of operations.

4. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of June 30, 2024 and December 31, 2023 of $22,698 and $31,676, respectively, are presented net of allowance for credit losses.

The following table summarizes the allowance for credit losses activity:

	Six Months Ended June 30, 2024 (unaudited)	Year Ended December 31, 2023
Allowance for credit losses beginning of year	$374	$1,036
Additions	938	315
Deductions – write-offs	-	(977)
Allowance for credit losses end of period	$1,312	$374

Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	June 30, 2024 (unaudited)	December 31, 2023
Prepaid expenses	$2,060	$2,139
Prepaid supplies	66	773
Refundable income and franchise taxes	157	157
Unamortized debt costs	-	209
Employee retention credits	2,468	2,468
Excess collections under line of credit	804	-
Other receivables	-	45
Total prepayments and other current assets	$5,555	$5,791

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. For the three months ended June 30, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868, in operating expenses on the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company has a receivable balance of $2,468 as presented in the above table in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	June 30, 2024 (unaudited)	December 31, 2023
Office equipment and computers	$1,777	$1,777
Leasehold Improvements	27	-
Furniture and fixtures	133	133
	1,937	1,910
Less accumulated depreciation and amortization	(1,712)	(1,582)
Net property and equipment	$225	$328

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $63 and $83, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $130 and $197, respectively. There were no impairment charges for the three months or six months ended June 30, 2024. Impairment charges for the three and six months ended June 30, 2023 of $0 and $55, respectively, were recorded for property and equipment on the condensed consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2024 (unaudited)	December 31, 2023
Platform development	$27,767	$26,054
Less accumulated amortization	(20,387)	(17,331)
Net platform development	$7,380	$8,723

A summary of platform development activity for the six months ended June 30, 2024 is as follows:

Platform development beginning of year	$26,054
Payroll-based costs capitalized	1,485
Less dispositions	-
Total capitalized costs	27,539
Stock-based compensation	228
Impairments	-
Platform development end of period	$27,767

Amortization expense for the three months ended June 30, 2024 and 2023 was $1,507 and $1,585, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $3,056 and $3,158, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. Impairment charges for the three and six months ended June 30, 2024 of $0 and $0, respectively, were recorded for platform development on the condensed consolidated statements of operations. Impairment charges for the three and six months ended June 30, 2023 of $0 and $64, respectively, were recorded for platform development on the condensed consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2024 (unaudited)			As of December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,333)	$-	$17,333	$(17,333)	$-
Trade name	5,181	(1,673)	3,508	5,181	(1,547)	3,634
Brand name	12,115	(3,024)	9,091	12,774	(2,374)	10,400
Subscriber relationships	2,150	(1,251)	899	2,150	(1,121)	1,029
Advertiser relationships	14,519	(3,528)	10,991	15,182	(2,832)	12,350
Database	1,140	(1,140)	-	1,140	(1,140)	-
Digital content	355	(355)	-	355	(311)	44
Total intangible assets	$52,793	$(28,304)	$24,489	$54,115	$(26,658)	$27,457

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended June 30, 2024 and 2023 was $850 and $1,720, respectively, of which amortization expense for developed technology of $0 and $738, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Amortization expense for the six months ended June 30, 2024 and 2023 was $1,770 and $3,498, respectively, of which amortization expense for developed technology of $0 and $1,534, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Impairment charges for the three and six months ended June 30, 2024 of $0 and $1,198, respectively, were recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the condensed consolidated statements of operations. No impairment charges for the three and six months ended June 30, 2023 were recorded for the intangible assets.

Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	June 30, 2024	December 31, 2023
General accrued expenses	$3,465	$5,551
Accrued payroll and related taxes	6,418	4,515
Accrued publisher expenses	2,698	7,596
Accrued interest	8,756	3,824
Liabilities in connection with acquisitions and dispositions	68	1,119
Assumed lease liability	947	1,328
Lease termination liability	4,428	4,481
Other accrued expenses	490	489
Total accrued expenses and other	$27,270	$28,903

5. Leases

The Company’s real estate leases for the use of office space is subleased (as further described below).

The table below presents supplemental information related to the operating lease:

	Six Months Ended June 30,
	2024	2023
Operating lease costs during the period (1)	$159	$399
Cash payments included in the measurement of operating lease liabilities during the period	$792	$241
Operating lease liability arising from obtaining lease right-of-use assets during the period	$2,583	$-
Weighted-average remaining lease term (in years) as of period-end	6.01	1.26
Weighted-average discount rate during the period	10.85%	9.90%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs:
General and administrative	$133	$159	$408	$454
Total operating lease costs (1)	133	159	408	454
Sublease income	(124)	-	(249)	(55)
	$9	$159	$159	$399

(1)	Includes certain costs associated with an expired business membership agreement that permitted access to certain office space for the three and six months ended June 30, 2024 of $0 and $155, respectively, and month-to-month lease arrangements for the three and six months ended June 30, 2024 of $0 and $96, respectively.

Maturities of the operating lease liabilities as of June 30, 2024 are summarized as follows:

Years Ending December 31,
2024 (remaining six months of the year)	$124
2025	-
2026	652
2027	652
2028	652
Thereafter	1,249
Minimum lease payments	3,329
Less imputed interest	(1,106)
Present value of operating lease liabilities	$2,223
Current portion of operating lease liabilities	$122
Long term portion of operating lease liabilities	2,101
Total operating lease liabilities	$2,223

Sublease Agreement – The Company has entered into agreements to sublease certain space that it does not occupy, through the duration of the lease terms, with one sublease through September 2024 and two other subleases (these operating leases were recorded as an assumed lease liability in connection with the acquisition of Men’s Journal) through March 2025. As of June 30, 2024, the Company is entitled to receive total sublease income of $355 (of which $265 will offset an assumed liability).

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space. In connection with the termination, the Company agreed to pay the landlord cash payments and credits for market rate advertising. As of June 30, 2024, the Company has a remaining cash payment of $4,000 due on October 1, 2024 (reflected net of imputed interest recognized at 10.0% per annum) and market advertising to be delivered of $492, presented as a lease termination liability of $4,428, as reflected in accrued expenses and other on the condensed consolidated balance sheets.

6. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	June 30, 2024 (unaudited)	December 31, 2023
Carrying value at beginning of year	$42,575	$39,344
Goodwill acquired in acquisition of Men’s Journal	-	1,246
Goodwill acquired in acquisition of Fexy Studios	-	1,985
Carrying value at end of period	$42,575	$42,575

7. Line of Credit

Line of Credit – In connection with the Arena Notes Default (as further described below in Note 18) there was a cross-default under the SLR Digital Finance LLC (“SLR” and the “SLR Default”) financing and security agreement for a line of credit (the “Line of Credit”), where the Line of Credit, as amended, was terminated. In connection with the termination, the Company paid SLR $3,448 with the proceeds from the Simplify Loan as described in Note 10, representing the amount due on the outstanding loan balance, accrued interest, certain fees and contingency reserves other fees in connection with the termination. In connection with the SLR Default, SLR no longer provided funding under the Line of Credit while paying down the Line of Credit with payments received from the Company’s customers in accordance with the terms of the agreement. As of June 30, 2024, the Company repaid the full amount due under the Line of Credit and has an amount due of $804 from SLR representing excess collections under the Line of Credit as reflected in prepayments and other current assets on the condensed consolidated balance sheets, all of which was collected as of the issuance date of the financial statements.

The Line of Credit, as amended, provided for (i) $40,000 maximum amount of advances available (subject to certain limits and eighty-five (85%) of eligible accounts receivable), (ii) an interest rate at the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available), (iii) payment of a fee equal to 2.25% of the maximum line amount with respect to any termination of the agreement prior to December 31, 2025 at the option of the Company at any time with 60 day notice, (iv) a payment of a performance fee in the amount equal to 2.25% of the maximum line amount, under certain circumstances in connection with the Business Combination (as further described below), and (v) a payment of a success fee in connection with the Business Combination under certain circumstances. As of June 30, 2024 and December 31, 2023, the outstanding balance under the Line of Credit was $0 and $19,609, respectively.

The Company has refinanced the Line of Credit with a new credit facility with Simplify, as further described in Note 10.

Information for the three months and six months ended June 30, 2024 and 2023 with respect to interest expense related to the Line of Credit is provided under the heading Interest Expense in Note 12.

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of June 30, 2024 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	566	574	727	1,867
Convertible debentures	-	144	80	224
Series J convertible preferred stock	152	152	147	451
Series K convertible preferred stock	166	70	283	519
Total	$899	$940	$1,237	$3,076

	As of December 31, 2023
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	565	574	659	1,798
Convertible debentures	-	144	72	216
Series J convertible preferred stock	152	152	129	433
Series K convertible preferred stock	166	70	226	462
Total	$898	$940	$1,086	$2,924

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of June 30, 2024 and December 31, 2023, the short-term liquidated damages payable were $3,076 and $2,924, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of June 30, 2024, or $3,076, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company issued 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. On February 10, 2023, the Company issued 35,486 shares of its common stock in satisfaction of the liquidated damages, with the remaining shares issued after June 30, 2023. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the three months ended June 30, 2023, the Company recorded $324 in connection with the issuance of shares of the Company’s common stock and a gain of $46 on the settlement of the liquidated damages, totaling $370, which was recorded in additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

Fexy Put Option – The Company accounted for certain common stock issued in connection with the Fexy Studios acquisition that is subject to a put option (the “Fexy Put Option”), which provides for a cash payment to the sellers on the first anniversary date of the closing (on January 11, 2024) in the event the common stock trading price on such date is less than the common stock trading price on the day immediately preceding the acquisition date of $8.10 per share, as a derivative liability, which requires the Company to carry such amounts on the condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 (paid $620 in February 2024) and then on the 15th day of each March (paid $620 in March 2024), April (paid $620 in April 2024) and May (paid $620 in May 2024) of 2024 comprised of the following: (i) $2,225 pursuant to the Fexy Put Option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable. During the six months ended June 30, 2024, the Company paid the Fexy Put Option and recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the condensed consolidated statements of stockholders’ deficiency.

The Company’s current debt, carried at amortized cost, consists of the Simplify Loan, the 2023 Notes and the Debt (all as further described below) with a carrying value of $12,748, $8,000 and $102,372 as of June 30, 2024, respectively, and $0, $7,887 and $102,309 as of December 31, 2023, respectively, which approximates fair value due to their short term nature and based on current market interest rates for debt instruments of similar credit standing.

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

For the six months ended June 30, 2024 and 2023, the change in valuation of the contingent consideration of $313 and $409, respectively, was recognized in other expense on the condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, the change in valuation of the contingent consideration of $0 (the Fexy Put Option was called in the three months ended March 31, 2024) and $90, respectively, was recognized in other expense on the condensed consolidated statements of operations.

10. Simplify Loan

On March 13, 2024, the Company entered into a working capital loan agreement with Simplify, a related party as further described in Note 18 (the “Simplify Loan”), pursuant to which the Company has available up to $25,000 at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears unless otherwise demanded by Simplify, with a maturity on March 13, 2026. The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. Upon the closing, the Company borrowed $7,748, of which $3,448 was used to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Line of Credit. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand by Simplify. As of June 30, 2024, the balance outstanding on the Simplify Loan was $12,748.

Information for the three months and six months ended June 30, 2024 and 2023, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 12.

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

On December 29, 2023, the Company failed to make the interest payment due on the 2023 Notes resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) September 30, 2024, as further extended to December 31, 2024 on July 12, 2024 (as further described under the heading Arena Loan Agreement in Note 20); (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing.

As of June 30, 2024, the effective interest rate on the 2023 Notes was 14.2%. As of June 30, 2024, the balance outstanding under the 2023 Notes was $8,000. As of June 30, 2024, the principal balance due of $8,000 remains subject to the forbearance (see Note 18).

Information for the three months and six ended June 30, 2024 and 2023, with respect to interest expense related to the 2023 Notes is provided under the heading Interest Expense in Note 12.

12. Debt

Pursuant to the Note Purchase Agreement, as amended by the First Amendment and Second Amendment (as further described under the heading Principal Stockholder in Note 18), as of June 30, 2024 and December 31, 2023, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”) and the 2022 bridge notes (the “2022 Bridge Notes”), as further described below.

Senior Secured Notes

The terms of the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026, as amended pursuant to the forbearance (as described below and in see Note 18), and subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026, as amended pursuant to the forbearance (as described below and in see Note 18), and subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment);

●	a maturity date of December 31, 2026, as amended pursuant to the forbearance (as described below and in see Note 18), and subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes;

●	a prepayment requirement to apply a portion of the net proceeds from the Business Combination to repay $20,000 of the principal balance under the notes, as amended pursuant to the forbearance (as described below and in see Note 18);

●	a provision for the failure to repay the $20,000 prepayment requirement in full with the proceeds of the Business Combination or failure to consummate the Business Combination, as amended pursuant to the extended forbearance (as described below and in see Note 18), will result in an event of default under the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

The following table summarizes the debt:

	As of June 30, 2024 (unaudited)			As of December 31, 2023
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of June 30, 2024, as amended	$62,691	$(227)	$62,464	$62,691	$(272)	$62,419
Delayed Draw Term Notes, effective interest rate of 10.2% as of June 30, 2024, as amended	4,000	(26)	3,974	4,000	(31)	3,969
2022 Bridge Notes, effective interest rate of 10.2% as of June 30, 2024, as amended	36,000	(66)	35,934	36,000	(79)	35,921
Total	$102,691	$(319)	$102,372	$102,691	$(382)	$102,309

The debt issuance costs incurred under the debt modification pursuant to the First Amendment are being amortized over the term of the long-term debt. The debt modification pursuant to the Second Amendment resulted in the unamortized debt issuance cost being amortized over the extended term of the long-term debt.

On December 29, 2023, the Company failed to make the interest payment due on the Secured Senior Notes, Delayed Draw Term Notes and 2022 Bridge Notes (collectively the “Debt”) resulting in an event of default with subsequent agreement to a forbearance period through the earlier of the following: (a) September 30, 2024, as further extended to December 31, 2024 on July 12, 2024 (as further described under the heading Arena Loan Agreement in Note 20); (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing.

As of June 30, 2024 and December 31, 2023, the current maturities of the Debt were $102,372 and $102,309, respectively. As of June 30, 2024, the principal balance due of $102,691 remains subject to the forbearance (see Note 18).

Information for the three months six months ended June 30, 2024 and 2023 with respect to interest expense related to the debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of debt costs:
Line of Credit	$-	$53	$418	$107
2023 Notes	28	-	113	-
Senior Secured Notes	22	225	45	448
Delayed Draw Term Notes	3	26	6	51
2022 Bridge Notes	7	411	14	1,039
Total amortization of debt costs	60	715	596	1,645
Noncash and accrued interest:
Simplify Loan	322	-	363	-
2023 Notes	202	-	404	-
Senior Secured Notes	1,585	-	3,170	-
Delayed Draw Term Notes	101	-	202	-
2022 Bridge Notes	910	-	1,820	-
Other	-	602	-	602
Total noncash and accrued interest	3,120	602	5,959	602
Cash paid interest:
Line of Credit	911	309	1,706	747
Senior Secured Notes	-	1,585	-	3,152
Delayed Draw Term Notes	-	101	-	201
2022 Bridge Notes	-	1,320	-	2,447
Other	158	369	327	389
Total cash paid interest	1,069	3,684	2,033	6,936
Total interest expense	$4,249	$5,001	$8,588	$9,183

13. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of June 30, 2024 as follows:

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

Common Stock Registered Direct Offering – On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company agreed to issue and sell in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock at a purchase price of $3.88 per share, with gross proceeds of $11,500. Net proceeds of $11,144 were received, after deducting issuance costs $356, as reflected on the condensed consolidated statement of stockholder’s deficiency. No underwriter or placement agent participated in the registered direct offering. The net proceeds were used for working capital and general corporate purposes. Further information is provided in Note 18.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 747,140 shares of the Company’s common stock and 420,459 shares of the Company’s common stock during the six months ended June 30, 2024 and 2023, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

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

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended June 30, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$84	$184	$3	$271
Selling and marketing	9	29	-	38
General and administrative	114	76	-	190
Total costs charged to operations	207	289	3	499
Capitalized platform development	-	20	-	20
Total stock-based compensation	$207	$309	$3	$519

	Three Months Ended June 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$664	$138	$6	$808
Selling and marketing	63	233	-	296
General and administrative	2,335	1,429	250	4,014
Total costs charged to operations	3,062	1,800	256	5,118
Capitalized platform development	-	241	-	241
Total stock-based compensation	$3,062	$2,041	$256	$5,359

	Six Months Ended June 30, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$119	$531	$6	$656
Selling and marketing	11	136	-	147
General and administrative	304	305	-	609
Total costs charged to operations	434	972	6	1,412
Capitalized platform development	-	228	-	228
Total stock-based compensation	$434	$1,200	$6	$1,640

	Six Months Ended June 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$1,458	$1,327	$6	$2,791
Selling and marketing	128	536	-	664
General and administrative	4,687	2,717	496	7,900
Total costs charged to operations	6,273	4,580	502	11,355
Capitalized platform development	-	548	-	548
Total stock-based compensation	$6,273	$5,128	$502	$11,903

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of June 30, 2024 were as follows:

	As of June 30, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$451	$1,015	$19	$1,485
Weighted average period expected to be recognized (in years)	0.93	1.02	1.52	1.00

Vesting of Warrants – On January 2, 2024, in connection with the default under the Licensing Agreement, the Performance-Based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG. Of the warrants that vested, 449,793 had an exercise price of $9.24 per share and 149,931 had an exercise price of $18.48 per share. The accelerated vesting of the ABG Warrants did not result in any additional stock-based compensation expense during the three and six months ended June 30, 2024.

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options for shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase options exercisable for 45,632 shares of the Company’s common stock (including unvested options that vested totaling 11,117 shares and previously vested options totaling 34,515 shares, both of which were in the money) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 paid during the three months ended June 30, 2023.

16. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by category:
Digital revenue
Digital advertising	$20,718	$23,019	$43,466	$42,112
Digital subscriptions	1,370	3,186	3,704	6,847
Licensing and syndication revenue	2,621	3,100	4,921	6,451
Other digital revenue	1,721	1,219	3,007	1,770
Total digital revenue	26,430	30,524	55,098	57,180
Print revenue
Print advertising	-	1,060	-	1,716
Print subscriptions	753	2,488	1,026	3,594
Total print revenue	753	3,548	1,026	5,310
Total	$27,183	$34,072	$56,124	$62,490
Revenue by geographical market:
United States	$25,188	$32,949	$52,599	$60,268
Other	1,995	1,123	3,525	2,222
Total	$27,183	$34,072	$56,124	$62,490
Revenue by timing of recognition:
At point in time	$25,813	$30,886	$52,420	$55,643
Over time	1,370	3,186	3,704	6,847
Total	$27,183	$34,072	$56,124	$62,490

For the three months and six ended June 30, 2024 and 2023, disaggregated revenue represents revenue from continuing operations.

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

The following table provides information about contract balances:

	As of
	June 30, 2024 (unaudited)	December 31, 2023
Unearned revenue (short-term contract liabilities):
Digital revenue	$10,719	$16,938
Unearned revenue (long-term contract liabilities):
Digital revenue	$530	$542

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

The income tax provision effective tax rate for the six months ended June 30, 2024 and 2023 was 0.39% and 0.36%, respectively. The deferred income taxes for the six months ended June 30, 2024 and 2023 was primarily due to deferred tax liabilities on indefinite lived intangible assets.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against the deferred tax assets that will not be realized as of June 30, 2024 and 2023.

As of June 30, 2024 and 2023, the Company has no uncertain tax positions or interest and penalties accrued.

18. Related Party Transactions

Principal Stockholder

Arena Loan Agreement – On January 5, 2024, as part of negotiations with Renew Group Private Limited (“Renew”), an affiliated entity of Simplify, in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the loan agreement (the “Arena Loan Agreement”), dated December 15, 2022 held by Renew (the “Arena Notes”) in the amount of $2,797, that resulted in an event of default under the Arena Notes (the “Arena Notes Default”), Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to April 30, 2024 and September 30, 2024), subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., (“FTI”) from January 5, 2024 through April 26, 2024, a global business advisory firm, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. He was later appointed as the interim Co-President. Upon completion of their work under the FTI Engagement satisfactory to Renew and the Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer. The outstanding principal on the Arena Notes was $110,691 ($8,000 for the 2023 Notes and $102,691 for the Debt) as of June 30, 2024 and the forbearance period was further extended on April 29, 2024 (as further described below) through September 30, 2024.

On April 29, 2024, the forbearance period was extended through the earlier of the following: (a) September 30, 2024, as further extended to December 31, 2024 on July 12, 2024 (as further described under the heading Arena Loan Agreement in Note 20); (b) the occurrence of the closing of the Business Combination (as further described below) and (c) the termination of the Business Combination prior to closing.

For the three and six months ended June 30, 2024, the Company had certain transactions with Renew, where it incurred interest expense totaling $2,798 and $5,596, respectively, under the Arena Loan Agreement, none of which was paid. As of June 30, 2024, the total balance due the related party under the Arena Loan Agreement was $5,596 as reflected within accrued expenses and other as accrued interest on the condensed consolidated balance sheets.

Simplify Loan – For the three and six months ended June 30, 2024, the Company had certain transactions with Simplify, where it incurred interest expense totaling $322 and $363, respectively, under the Simplify Loan (which was subsequently paid July 1, 2024). As of June 30, 2024, the total balance due to the related party under the Simplify Loan was $363 as reflected within accrued expenses and other as accrued interest on the condensed consolidated balance sheets.

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

Business Combination – On February 9, 2024, New Arena Holdco, Inc. (“New Arena”), a wholly owned subsidiary of the Company, filed a Registration Statement on Form S-4 (File No. 333-276999) with the SEC in connection with the Business Combination Agreement by and among the Company, Simplify, Bridge Media, New Arena and the other parties dated November 5, 2023, as amended on December 1, 2023 and July 12, 2024 (as further described under the heading Business Combination in Note 20) (the “Transaction Agreement”), that provides for the Company to combine its operations with those of Bridge Media, a wholly owned subsidiary of Simplify by way of a series of mergers with and among New Arena (the “Mergers”), subject to customary conditions, including the approval by the Company’s shareholders and certain regulatory approvals (the “Business Combination”). Immediately following the Mergers, the Transaction Agreement provides for: (i) the purchase by The Hans Foundation USA, a nonprofit nonstock corporation (the “Hans Foundation”) of 25,000 shares of New Arena Series A Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and the Hans Foundation; and (ii) the purchase by 5-Hour International Corporation Pte. Ltd. (“5-Hour”) of 5,000,000 shares of New Arena common stock, par value $0.0001 per share (the “New Arena Common Stock”), at a purchase price of $5.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and 5-Hour. Further, concurrently with the closing of the Mergers, pursuant to that certain Committed Equity Facility Term Sheet, dated November 5, 2023, by and between Arena and Simplify, New Arena will enter into a Stock Purchase Agreement with Simplify, pursuant to which Simplify will agree to purchase, at New Arena’s request, up to $20,000 in aggregate purchase price of shares of New Arena Common Stock from time to time during the 12 months following the closing date at a price per share equal to the lesser of (i) the volume-weighted average price of the New Arena Common Stock for the last sixty trading days prior to the purchase date and (ii) $3.86 per share (the “Equity Line of Credit”), along with 60,000 shares of New Arena Common Stock as payment of a 1.5% commitment fee.

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

Further information on the current details of the Business Combination and recent events related to this transaction are provided under the heading Business Combination in Note 20.

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

For the three and six months ended June 30, 2023, the Company paid in cash interest of $3,006 and $6,004 on the Notes, due to BRF.

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stock for a total of $3,915 in gross proceeds with B. Riley, at a price per share of $3.88 per share.

For the six months ended June 30, 2023, the Company had certain transactions with B. Riley, where it paid fees associated with the common stock public offering totaling $2,440.

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

ABG Group Legal Matters

On April 1, 2024, Authentic Brands Group, LLC, ABG-SI, LLC, and ABG Intermediate Holdings 2 LLC (collectively referred to as the “ABG Group”) filed an action against the Company and Manoj Bhargava, the former interim CEO of the Company and a principal stockholder, alleging, among other things, breach of contract in the United States District Court of the Southern District of New York seeking damages in the amount of $48,750 (the alleged and disputed $3,750 royalty fee liability and $45,000 termination fee liability as reflected in current liabilities from discontinued operations).

On June 7, 2024, the Company filed a response denying ABG Group’s alleged breach of contract action and denying ABG’s alleged obligation of Company to pay the $45,000 termination fee, and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. ABG Group filed an amended complaint on August 1, 2024 and the Company is required to respond by August 22, 2024, with motions to dismiss due on August 30, 2024 and oppositions/responses due on October 14, 2024. In addition, a settlement conference is scheduled for September 25, 2024.

20. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Arena Loan Agreement

On July 12, 2024, the Company entered into a third amendment to the Note Purchase Agreement, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 will now be due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024. The deferral is contingent on, among other things, no events of default occurring under the Debt during the deferral period.

Business Combination

On July 12, 2024, the Company entered into a second amendment to the Transaction Agreement, pursuant to which the outside termination date for the Business Combination was extended from August 5, 2024 to November 5, 2024. In addition, certain changes were made to the contemplated post-combination officers and directors.

On August 2, 2024, Bridge Media shut down all of its operations and laid off substantially all of the employees. Simplify and the Company are discussing possible alternative structures or options to the transactions contemplated under Business Combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the SEC on April 1, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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

Recent Developments

On February 9, 2024, New Arena Holdco, Inc. (“New Arena”), a wholly owned subsidiary of us, filed a Registration Statement on Form S-4 (File No. 333-276999) with the SEC in connection with the Business Combination Agreement by and among us, Simplify, Bridge Media, New Arena and the other parties dated November 5, 2023, as amended on December 1, 2023 and July 12, 2024 (the “Transaction Agreement”), that provides for us to combine our operations with those of Bridge Media, a wholly owned subsidiary of Simplify by way of a series of mergers with and among New Arena (the “Mergers”), subject to customary conditions, including the approval by our shareholders and certain regulatory approvals (the “Business Combination”). Immediately following the Mergers, the Transaction Agreement provides for: (i) the purchase by The Hans Foundation USA, a nonprofit nonstock corporation (the “Hans Foundation”) of 25,000 shares of New Arena Series A Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and the Hans Foundation; and (ii) the purchase by 5-Hour International Corporation Pte. Ltd. (“5-Hour”) of 5,000,000 shares of New Arena common stock, par value $0.0001 per share (the “New Arena Common Stock”) at a purchase price of $5.00 per share, for an aggregate purchase price of $25,000 pursuant to the subscription agreement, dated as of November 5, 2023, by and between New Arena and 5-Hour. Further, concurrently with the closing of the Mergers, pursuant to that certain Committed Equity Facility Term Sheet, dated November 5, 2023, by and between New Arena and Simplify, New Arena will enter into a Stock Purchase Agreement with Simplify, pursuant to which Simplify will agree to purchase, at New Arena’s request, up to $20,000 in aggregate purchase price of shares of New Arena Common Stock from time to time during the 12 months following the closing date at a price per share equal to the lesser of (i) the volume-weighted average price of the New Arena Common Stock for the last sixty trading days prior to the purchase date and (ii) $3.86 per share (the “Equity Line of Credit”), along with 60,000 shares of New Arena Common Stock as payment of a 1.5% commitment fee.

On July 12, 2024, we entered into a second amendment to the Transaction Agreement, pursuant to which the outside termination date for the Business Combination was extended from August 5, 2024 to November 5, 2024. In addition, certain changes were made to the contemplated post-combination officers and directors.

On July 12, 2024, we entered into a third amendment to the Note Purchase Agreement, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 will now be due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024. The deferral is contingent on, among other things, no events of default occurring under our Secured Senior Notes, Delayed Draw Term Notes and 2022 Bridge Notes (collectively referred to as our current debt (as defined below) during the deferral period.

As of July 11, 2024, the Audit Committee (the “Committee”) of our Board of Directors (the “Board”) approved the dismissal of Marcum LLP (“Marcum”) as our independent registered public accounting firm, effective immediately.

On July 11, 2024, the Committee approved the appointment of KPMG LLP (“KPMG”) as our independent registered public accounting firm to perform independent audit services, effective immediately. The selection of KPMG as the Company’s independent registered accounting firm was recommended by the Committee and approved by the Board.

On August 2, 2024, Bridge Media shut down all of its operations and laid off substantially all of the employees. We are discussing with Simplify possible alternative structures or options to the transactions contemplated under the Business Combination.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. Increases in inflation, increasing and continued elevated interest rates, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the remaining effects of the COVID-19 pandemic may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 and in this Quarterly Report.

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

We monitor and review our key operating metrics as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods. As indicated in the Results of Operations section below, for the three months ended June 30, 2024, digital advertising revenue decreased by 10.0%, as compared to the same period in fiscal 2023. For the six months ended June 30, 2024, digital advertising revenue increased by 3.2%, as compared to the same period in 2023. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the three and six months ended June 30, 2024, our RPM was $22.90 and $21.22, respectively. For the three and six months ended June 30, 2023, our RPM was $20.95 and $17.58, respectively. The 9% and 21% increases in RPM for the three and six months reflect a significant increase in video advertising as a percentage of total digital advertising as digital video advertising is sold at a significantly higher price than digital display advertising.

For the three and six months ended June 30, 2024, our monthly average pageviews were 295,011,396 and 347,347,690, respectively, as compared to 355,435,417 and 377,551,837 for the three and six months ended June 30, 2023. The 17% and 8% decreases in monthly average pageviews reflect algorithmic changes at Google, Facebook and other platforms which subdued user click-throughs to the original content.

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

For the six months ended June 30, 2024, we incurred a net loss from continuing operations of $19,658, and as of June 30, 2024, had cash on hand of $6,085 and a working capital deficit of $231,579. Our net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Management also evaluated the 2023 Notes (see Note 11 in our accompanying condensed consolidated financial statements), Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes (see Note 12 in our accompanying condensed consolidated financial statements) (collectively our “current debt”) that are subject to a forbearance period through the earlier of the following: (a) September 30, 2024, as further extended on July 12, 2024 to December 31, 2024 (as further described under the heading Arena Loan Agreement in Note 20 in our accompanying condensed consolidated financial statements); (b) the occurrence of the closing of the Business Combination(as further described in Note 18 in our accompanying condensed consolidated financial statements); or (c) the termination of the Business Combination prior to closing. In addition to the forgoing, management evaluated the August 2, 2024 shut down all of the operations and layoff of substantially all of the employees of Bridge Media Networks, LLC (“Bridge Media”), an affiliated entity of Simplify Inventions, LLC (“Simplify”), and both parties to the Business Combination. Unless we are able to refinance or modify the terms of our current debt we run the risk that our debt could be called, therefore, we may not be able to meet our obligations when due.

In its evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date. The plans to seek refinancing or modification of the terms of our current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination which are discussed below are outside of management’s control.

We plan to refinance or modify the terms of our current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination based on our continuing discussions with Simplify (as further discussed above in Recent Developments) to alleviate the conditions that raised substantial doubt about our ability to continue as a going concern. However, there can be no assurance that we will be able to refinance or modify the terms of our current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination.

Cash and Working Capital Facility

As of June 30, 2024, our principal sources of liquidity consisted of cash of $6,085 and accounts receivable from continuing operations, net of our allowance for credit losses, of $22,698. In addition, as of June 30, 2024, we had $12,252 available for additional use under our working capital loan with Simplify. As of June 30, 2024, the outstanding balance of the Simplify working capital loan was $12,748. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $6,719.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 5, 8, 10, 11 and 12 in our accompanying condensed consolidated financial statements for amounts outstanding as of June 30, 2024, related to leases, liquidated damages, working capital loan, bridge notes and debt, respectively. During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $1,080 over the lease term. The lease provides for fixed payments ranging from $89 to $94 over the remainder of the lease term, with an estimate of common expenses per month of $25 through the end of the lease term. Other than with respect to leases, as described in Note 5, Leases, in our accompanying condensed consolidated financial statements, there have been no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.

Discontinued Operations

In connection with our discontinued operations from the discontinuance of the Sports Illustrated media business, we recorded the termination fee liability of $45,000 and recognized a loss on impairment of assets of $39,391 for the six months ended June 30, 2024. As a result of this discontinuance, our total liabilities from the discontinued operations were $97,516, offset by our total assets from discontinued operations of $1,014 as of June 30, 2024.

Loss from our discontinued operations, net of tax, was $91,887 and $12,810 for the six months ended June 30, 2024 and 2023, respectively.

Further details are provided in our accompanying condensed consolidated financial statements in Note 2, Discontinued Operations, related to our discontinued operations and Note 19, Commitments and Contingencies, regarding our legal matters and an action filed by ABG Group against the Company and Manoj Bhargava on April 1, 2024.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of June 30, 2024 and December 31, 2023 was as follows:

	As of
	June 30, 2024	December 31, 2023
Current assets	$35,352	$90,399
Current liabilities	(266,931)	(236,021)
Working capital deficit	(231,579)	(145,622)

As of June 30, 2024, we had a working capital deficit of $231,579, as compared to $145,622 as of December 31, 2023, consisting of $35,352 in total current assets and $266,931 in total current liabilities. As of December 31, 2023, our working capital deficit consisted of $90,399 in total current assets and $236,021 in total current liabilities.

Our cash flows for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,161)	$(16,400)
Net cash used in investing activities	(1,512)	(2,632)
Net cash provided by financing activities	3,474	10,650
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(3,199)	$(8,382)
Cash, cash equivalents, and restricted cash, end of period	$6,085	$5,991

For the six months ended June 30, 2024, net cash used in operating activities was $5,161, consisting primarily of $90,094 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $2,033 of cash paid for interest, offset by $93,222 of cash received from customers. For the six months ended June 30, 2023, net cash used in operating activities was $16,400, consisting primarily of $119,903 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $7,140 of cash paid for interest, offset by $110,643 of cash received from customers.

For the six months ended June 30, 2024, net cash used in investing activities was $1,512 consisting of (i) $27 for purchase of property and equipment and (ii) $1,485 for capitalized costs for our Platform. For the six months ended June 30, 2023, net cash used in investing activities was $2,632, consisting of $2,132 for capitalized costs for our Platform and $500 for the acquisition of a business.

For the six months ended June 30, 2024, net cash provided by financing activities was $3,474, consisting of (i) $561 for the payment of the contingent consideration, (ii) $20,027 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”) and (iii) $486 for tax payments relating to the withholding of shares of common stock for certain employees, less (iv) $12,000 in net proceeds from the common stock private placement, and (v) $12,748 in net proceeds from our working capital loan with Simplify. For the six months ended June 30, 2023, net cash provided by financing activities was $10,650, consisting of (i) $11,500 (before a reduction for accrued offering costs of $167) in proceeds from the public offering of common stock, and (ii) $815 of proceeds from our SLR line of credit; less (iii) $75 for deferred cash payments, and (iv) $1,423 for tax payments relating to the withholding of shares of common stock for certain employees.

Results of Continuing Operations

Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$27,183	$34,072	$(6,889)	-20.2%
Cost of revenue	16,465	20,855	(4,390)	-21.1%
Gross profit	10,718	13,217	(2,499)	-18.9%
Operating expenses
Selling and marketing	3,751	6,904	(3,153)	-45.7%
General and administrative	8,632	11,601	(2,969)	-25.6%
Depreciation and amortization	913	1,065	(152)	-14.3%
Total operating expenses	13,296	19,570	(6,274)	-32.1%
Loss from operations	(2,578)	(6,353)	3,775	-59.4%
Total other expenses	(4,325)	(5,088)	763	-15.0%
Loss before income taxes	(6,903)	(11,441)	4,538	-39.7%
Income taxes	(35)	(86)	51	-59.3%
Net loss from continuing operations	$(6,938)	$(11,527)	$4,589	$-39.8%

For the three months ended June 30, 2024, the net loss from continuing operations improved $4,589 to $6,938 as compared to our prior period of $11,527. This improvement was primarily due to a $6,274 decrease in operating expenses that was offset by a decrease in gross profit of $2,499.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$27,183	$34,072	$(6,889)	-20.2%
Cost of revenue	16,465	20,855	(4,390)	-21.1%
Gross profit	$10,718	$13,217	$(2,499)	-18.9%

For the three months ended June 30, 2024 we had gross profit of $10,718, as compared to $13,217 for the three months ended June 30, 2023, a decrease of $2,499. Gross profit percentage for the three months ended June 30, 2024 was 39.4%, as compared to 38.8% for the three months ended June 30, 2023.

The increase in gross profit percentage was driven by a higher mix of revenue from sports partners, which receive a revenue share, resulting in Publisher Partner revenue share as a percentage of digital advertising revenue increasing to 20.0% for the three months ended June 30, 2024, as compared to 23.9% for the three months ended June 30, 2023.

The following table sets forth revenue by category:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Digital revenue:
Digital advertising	$20,718	$23,019	$(2,301)	-10.0%
Digital subscriptions	1,370	3,186	(1,816)	-57.0%
Licensing and syndication revenue	2,621	3,100	(479)	-15.5%
Other digital revenue	1,721	1,219	502	41.2%
Total digital revenue	26,430	30,524	(4,094)	-13.4%
Print revenue:
Print advertising	-	1,060	(1,060)	-100.0%
Print subscriptions	753	2,488	(1,735)	-69.7%
Total print revenue	753	3,548	(2,795)	-78.8%
Total revenue	$27,183	$34,072	$(6,889)	-20.2%

For the three months ended June 30, 2024, total revenue decreased $6,889, or a 20.2% decrease, to $27,183 from $34,072 for the three months ended June 30, 2023. This reflected a decrease in print revenue of $2,795 due primarily to the shutdown of Athlon Outdoor print operations, which was further reduced by a decrease of 13.4% in digital revenue of $4,094, primarily from decreases in our digital advertising of $2,301, and digital subscriptions of $1,816.

The primary driver of the decrease in our digital revenue is a 10.0% decrease in our digital advertising revenue from $23,019 for the three months ended June 30, 2023 to $20,718 in the current year period. Other digital revenue increased by $502 to $1,721 for the three months ended June 30, 2024 driven by the expansion in our e-commerce revenue.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Publisher Partner revenue share payments	$4,135	$5,503	$(1,368)	-24.9%
Technology, Platform and software licensing fees	3,834	5,007	(1,173)	-23.4%
Content and editorial expenses	6,310	6,539	(229)	-3.5%
Printing, distribution and fulfillment costs	352	1,023	(671)	-65.6%
Amortization of developed technology and platform development	1,507	2,323	(816)	-35.1%
Stock-based compensation	271	808	(537)	-66.5%
Other cost of revenue	56	(348)	404	-116.1%
Total cost of revenue	$16,465	$20,855	$(4,390)	-21.1%

For the three months ended June 30, 2024, we recognized cost of revenue of $16,465 as compared to $20,855 for the three months ended June 30, 2023, which represents a decrease of $4,390. Cost of revenue for the second quarter of 2024 was impacted by decreases in technology, Platform and software licensing fees of $1,173, Publisher Partner revenue share payments of $1,368, amortization of developed technology and platform development of $816, printing, distribution and fulfillment costs of $671 and stock-based compensation costs of $537.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$2,438	$3,475	$(1,037)	-29.8%
Stock-based compensation	38	296	(258)	-87.2%
Professional marketing services	138	1,359	(1,221)	-89.8%
Circulation costs	114	624	(510)	-81.7%
Subscription acquisition costs	-	1	(1)	-100.0%
Advertising costs	596	634	(38)	-6.0%
Other selling and marketing expenses	427	515	(88)	-17.1%
Total selling and marketing	$3,751	$6,904	$(3,153)	-45.7%

For the three months ended June 30, 2024, we incurred selling and marketing costs of $3,751 as compared to $6,904 for the three months ended June 30, 2023. The decrease in selling and marketing costs of $3,153 is primarily related to decreases in payroll and employee benefits costs of $1,037, professional marketing services of $1,221, circulation costs of $510, and stock-based compensation of $258.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$3,396	$3,795	$(399)	-10.5%
Stock-based compensation	190	4,014	(3,824)	-95.3%
Professional services, including accounting, legal and insurance	3,326	2,361	965	40.9%
Other general and administrative expenses	1,720	1,431	289	20.2%
Total general and administrative	$8,632	$11,601	$(2,969)	-25.6%

For the three months ended June 30, 2024, we incurred general and administrative costs of $8,632 as compared to $11,601 for the three months ended June 30, 2023. The $2,969 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $3,824, and payroll and related expenses of $399; partially offset by an increase professional services, including accounting, legal and insurance of $965.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of contingent consideration	$-	$90	$(90)	-100.0%
Interest expense, net	(4,249)	(5,001)	752	-15.0%
Liquidated damages	(76)	(177)	101	-57.1%
Total other expenses	$(4,325)	$(5,088)	$763	-15.0%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $0 for the three months ended June 30, 2024 is due to the put option on our common stock in connection with the Fexy Studios acquisition no longer being outstanding.

Interest Expense. We incurred interest expense of $4,249 and $5,001 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $752 from the prior period, as a result of our decrease in debt.

Liquidated Damages. We recorded $76 of accrued interest on our liquidated damages payable for the three months ended June 30, 2024 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $177 of accrued interest on our liquidated damages payable for the three months ended June 30, 2023 primarily from issuance of the same securities as described above.

Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$56,124	$62,490	$(6,366)	-10.2%
Cost of revenue	36,473	38,945	(2,472)	-6.3%
Gross profit	19,651	23,545	(3,894)	-16.5%
Operating expenses
Selling and marketing	8,315	12,751	(4,436)	-34.8%
General and administrative	18,767	24,576	(5,809)	-23.6%
Depreciation and amortization	1,900	2,161	(261)	-12.1%
Loss on disposition of assets	1,198	119	1,079	906.7%
Total operating expenses	30,180	39,607	(9,427)	-23.8%
Loss from operations	(10,529)	(16,062)	5,533	-34.4%
Total other expenses	(9,053)	(9,896)	843	-8.5%
Loss before income taxes	(19,582)	(25,958)	6,376	-24.6%
Income taxes	(76)	(93)	17	-18.3%
Net loss from continuing operations	$(19,658)	$(26,051)	$6,393	$-24.5%

For the six months ended June 30, 2024, the net loss from continuing operations improved $6,393 to $19,658, as compared to our prior period of $26,051. This improvement was primarily due to a $9,427 decrease in operating expenses that was offset by a decrease in gross profit of $3,894.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$56,124	$62,490	$(6,366)	-10.2%
Cost of revenue	36,473	38,945	(2,472)	-6.3%
Gross profit	$19,651	$23,545	$(3,894)	-16.5%

For the six months ended June 30, 2024 we had gross profit of $19,651, as compared to $23,545 for the six months ended June 30, 2023, a decrease of $3,894. Gross profit percentage for the six months ended June 30, 2024 was 35.0%, as compared to 37.7% for the three months ended June 30, 2023.

The reduction in gross profit percentage was driven by a higher mix of revenue from sports partners, which receive a revenue share, resulting in Publisher Partner revenue share as a percentage of digital advertising revenue increasing to 24.1% for the six months ended June 30, 2024, as compared to 23.1% for the six months ended June 30, 2023.

The following table sets forth revenue by category:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Digital revenue:
Digital advertising	$43,466	$42,112	$1,354	3.2%
Digital subscriptions	3,704	6,847	(3,143)	-45.9%
Licensing and syndication revenue	4,921	6,451	(1,530)	-23.7%
Other digital revenue	3,007	1,770	1,237	69.9%
Total digital revenue	55,098	57,180	(2,082)	-3.6%
Print revenue:
Print advertising	-	1,716	(1,716)	-100.0%
Print subscriptions	1,026	3,594	(2,568)	-71.5%
Total print revenue	1,026	5,310	(4,284)	-80.7%
Total revenue	$56,124	$62,490	$(6,366)	-10.2%

For the six months ended June 30, 2024, total revenue decreased $6,366, or a 10.2% decrease, to $56,124 from $62,490 for the six months ended June 30, 2023. This reflected a decrease in print revenue of $4,284 due primarily to the shutdown of Athlon Outdoor print operations and a 3.6% decrease in digital revenue from $57,180 for the six months ended June 30, 2023 to $55,098 for the six months ended June 30, 2024.

The primary drivers of the decrease in our digital revenue are a decrease in our digital subscriptions of $3,143 and a $1,530 decline in licensing and syndication revenue, partially offset by a 3.2%, or $1,354, increase in our digital advertising revenue from $42,112 for the six months ended June 30, 2023 to $43,466 in the current year period. In addition, other digital revenue increased by $1,237 to $3,007 for the six months ended June 30, 2024 driven by the expansion in our e-commerce revenue.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Publisher Partner revenue share payments	$10,492	$9,723	$769	7.9%
Technology, Platform and software licensing fees	8,058	8,766	(708)	-8.1%
Content and editorial expenses	13,559	11,335	2,224	19.6%
Printing, distribution and fulfillment costs	596	1,895	(1,299)	-68.5%
Amortization of developed technology and platform development	3,056	4,692	(1,636)	-34.9%
Stock-based compensation	656	2,791	(2,135)	-76.5%
Other cost of revenue	56	(257)	313	-121.8%
Total cost of revenue	$36,473	$38,945	$(2,472)	-6.3%

For the six months ended June 30, 2024, we recognized cost of revenue of $36,473, as compared to $38,945 for the six months ended June 30, 2023, which represents a decrease of $2,472. Cost of revenue for the six months ended June 30, 2024 was impacted by decreases in technology, Platform and software licensing fees of $708, printing, distribution and fulfillment costs of $1,299, stock-based compensation costs of $2,135, and amortization of developed technology and platform development of $1,636; partially offset by increases in Publisher Partner revenue share payments of $769 and content and editorial expenses of $2,224.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$5,509	$7,098	$(1,589)	-22.4%
Stock-based compensation	147	664	(517)	-77.9%
Professional marketing services	240	2,023	(1,783)	-88.1%
Circulation costs	200	541	(341)	-63.0%
Subscription acquisition costs	-	1	(1)	-100.0%
Advertising costs	1,168	1,550	(382)	-24.6%
Other selling and marketing expenses	1,051	874	177	20.3%
Total selling and marketing	$8,315	$12,751	$(4,436)	-34.8%

For the six months ended June 30, 2024, we incurred selling and marketing costs of $8,315, as compared to $12,751 for the six months ended June 30, 2023. The decrease in selling and marketing costs of $4,436 is primarily related to decreases in payroll and employee benefits costs of $1,589, professional marketing services of $1,783, advertising costs of $382 and stock based compensation of $517; partially offset by other selling and marketing expenses of $177.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$7,981	$7,522	$459	6.1%
Stock-based compensation	609	7,900	(7,291)	-92.3%
Professional services, including accounting, legal and insurance	6,922	5,785	1,137	19.7%
Other general and administrative expenses	3,255	3,369	(114)	-3.4%
Total general and administrative	$18,767	$24,576	$(5,809)	-23.6%

For the six months ended June 30, 2024, we incurred general and administrative costs of $18,767 as compared to $24,576 for the six months ended June 30, 2023. The $5,809 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $7,291; partially offset by an increase in payroll and related expenses of $459 and professional services, including accounting, legal and insurance of $1,137.

Other Expenses

The following table sets forth other expenses:

	Six Months Ended June 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of contingent consideration	$(313)	$(409)	$96	-23.5%
Interest expense, net	(8,588)	(9,183)	595	-6.5%
Liquidated damages	(152)	(304)	152	-50.0%
Total other expenses	$(9,053)	$(9,896)	$843	-8.5%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration of $313 for the six months ended June 30, 2024 represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $8,588 and $9,183 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $595 from the prior period, as a result of interest rate changing.

Liquidated Damages. We recorded $152 of accrued interest on our liquidated damages payable for the six months ended June 30, 2024 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $304 of accrued interest on our liquidated damages payable for the six months ended June 30, 2023 primarily from issuance of the same securities as described above.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for net loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in valuation of contingent consideration; (vi) liquidated damages, (vii) loss on impairment of assets, (viii) employee retention credit, and (ix) employee restructuring payments.

Our non-GAAP Adjusted EBITDA may not be comparable to a similarly titled measure used by other companies, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP Adjusted EBITDA as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that Adjusted EBITDA:

●	does not reflect interest expense, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect income tax provision, which is a noncash expense;
●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in valuation of contingent consideration, and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the CARES Act; and
●	does not reflect payments related to employee severance and employee restructuring changes for our former executives.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,187)	$(19,484)	$(111,545)	$(38,861)
Net loss from discontinued operations	1,249	7,957	91,887	12,810
Net loss from continued operations	(6,938)	(11,527)	(19,658)	(26,051)
Add (deduct):
Interest expense, net (1)	4,249	5,001	8,588	9,183
Income tax provision	35	86	76	93
Depreciation and amortization (2)	2,420	3,388	4,956	6,853
Stock-based compensation (3)	499	5,118	1,412	11,355
Change in fair value of contingent consideration (4)	-	(90)	313	409
Liquidated damages (5)	76	177	152	304
Loss on impairment of assets (6)	-	-	1,198	119
Employee retention credit (7)	-	-	-	(3,890)
Employee restructuring payments (8)	3,328	973	5,784	2,648
Adjusted EBITDA	$3,669	$3,126	$2,821	$1,023

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $60 and $715 for amortization of debt discounts for the three months ended June 30, 2024 and 2023, respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Interest expense includes $596 and $1,645 for amortization of debt discounts for the six months ended June 30, 2024 and 2023, respectively. Investors should note that interest expense will recur in future periods.

(2)	Depreciation and amortization related to our developed technology and Platform is included within cost of revenues of $1,507 and $2,323 for the three months ended June 30, 2024 and 2023, respectively, and depreciation and amortization is included within operating expenses of $913 and $1,065 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization related to our developed technology and Platform is included within cost of revenues of $3,056 and $4,692 for the six months ended June 30, 2024 and 2023, respectively, and depreciation and amortization is included within operating expenses of $1,900 and $2,161 for the three months ended June 30, 2024 and 2023, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.

(6)	Loss on impairment of assets represents certain assets that are no longer useful.

(7)	Employee retention credit represents payroll related tax credits under the Cares Act.

(8)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments for the three and six months ended June 30, 2024 and 2023, respectively.

Critical Accounting Estimates

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations. All dollar figures presented below are in thousands unless otherwise stated.

Our license agreement to operate the Sports Illustrated media business was terminated by the licensor, which may materially harm our business, operating results and financial condition.

As alleged in ABG’s notice of termination, ABG claims that the Company failed to make a quarterly payment due to ABG pursuant to the Licensing Agreement of $3,750, on January 18, 2024, ABG notified us of the termination of the Licensing Agreement, effective immediately, in accordance with its rights under the Licensing Agreement. As stated in the notice of termination, ABG believes that a fee of $45,000 became immediately due and payable by us to ABG pursuant to the terms and conditions of the Licensing Agreement. In addition, upon termination of the Licensing Agreement, all outstanding and unvested warrants to purchase shares of our common stock issued to ABG in connection with the Licensing Agreement became immediately vested and exercisable.

On March 18, 2024, ABG announced it had reached an agreement in principle with a third party to become the new operator of the Sports Illustrated media business. On April 1, 2024, ABG Group filed an action against the Company and Manoj Bhargava, the former interim CEO of the Company and a principal stockholder, alleging, among other things, breach of contract in the United States District Court of the Southern District of New York seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability as reflected in current liabilities from discontinued operations). On June 7, 2024, Arena filed a response denying ABG Group’s alleged breach of contract action and denying its obligation to pay the termination fee, and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. ABG Group filed an amended complaint on August 1, 2024, and we are required to respond by August 22, 2024, with motions to dismiss due on August 30, 2024 and oppositions/responses due on October 14, 2024. In addition, a settlement conference is scheduled for September 25, 2024.

The loss of the rights to operate the SI Business, in addition to termination payments that are due following termination of the Licensing Agreement, could harm our competitiveness in our industry, damage any goodwill we may have generated, and otherwise have a material adverse effect on our business, operating results and financial condition. Any subsequent rebranding efforts we may undertake may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.

We defaulted on certain covenants included in our debt agreements that could result in the acceleration of the related debt or the exercise of other remedies.

On December 29, 2023, we failed to make the interest payment due pursuant to the Arena Note Purchase Agreement in the amount of $2,797, resulting the Arena Notes Default. On January 5, 2024, we entered into the Forbearance Agreement with Renew, the lender under the Arena Note Purchase Agreement, pursuant to which Renew agreed to a forbearance period through March 29, 2024, while reserving its rights and remedies. On March 27, 2024, the forbearance period was extended through the earlier of the following: (a) September 30, 2024; as further extended on July 12, 2024 to December 31, 2024 (as further described under the heading Arena Loan Agreement in Note 20 of the notes in our accompanying condensed consolidated financial statements), (b) the occurrence of the closing of the Business Combination and (c) the termination of the Business Combination prior to closing. The outstanding principal on the Arena Notes was $110,691 as of December 31, 2023.

The Arena Notes Default, as well as Arena’s alleged failure to make a quarterly payment due to ABG pursuant to the Licensing Agreement, resulted in an Event of Default under the Arena Credit Agreement with SLR. On March 13, 2024, Arena entered into the Arena Loan Agreement, with Simplify which provides for up to $25,000 of borrowings to be used for working capital and general corporate purposes. Upon the closing of the Simplify Loan (as further described in Note 10, Simplify Loan, in our accompanying condensed consolidated financial statements), Arena borrowed $7,748, of which $3,448 was used to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Arena Credit Agreement. The indirect owner of Renew also has an indirect non-controlling interest in Simplify.

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

Our financial condition raises substantial doubt about our ability to continue as a “going concern” through one year from the date of the issuance of the financial statements contained herein if we are unable to refinance or modify the terms of our current debt, complete the Business Combination or enter into a possible alternative structures or options to the transactions contemplated under the Business Combination.

For the six months ended June 30, 2024, we incurred a net loss from continuing operations of $19,658, and as of June 30, 2024, had cash on hand of $6,085 and a working capital deficit of $231,579. Our net loss from continuing operations and working capital deficit have been evaluated by management to determine if the significance of those conditions or events would limit our ability to meet our obligations when due. Management also evaluated our current debt (as defined in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Going Concern) and the August 2, 2024 shut down of all of the operations and layoff of substantially all of the employees of Bridge Media.

As a result, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the date of the issuance of the financial statements contained herein. We plan to refinance or modify the terms of our current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under Business Combination to alleviate the conditions that raised substantial doubt about our ability to continue as a going concern. The plans to seek refinancing or modification of our current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under the Business Combination are outside of management’s control. However, there can be no assurance that we will be able to refinance or modify the terms of our current debt, complete the Business Combination or enter into possible alternative structures or options to the transactions contemplated under Business Combination. Our financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Business Combination Agreement, dated as of November 5, 2023, among The Arena Group Holdings, Inc., Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
2.13	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
2.14	Second Amendment to the Business Combination Agreement dated November 5, 2023, among the Company, Simplify Inventions, LLC, a Delaware limited liability company, Bridge Media Networks, LLC, a Michigan limited liability company and a wholly owned subsidiary of Simplify, New Arena Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Arena, Energy Merger Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of Newco, and Energy Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Newco, dated July 12, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2024.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.

3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.1	Employment Agreement between The Arena Group Holdings, Inc. and Sara Silverstein dated April 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024.
10.2	Forbearance Letter between the Company and Renew Group Private Limited dated as of April 29, 2024, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2024.
10.3	Consent to Sublease among the Company, RXR HB Owner, LLC and Lument Real Estate Capital Holdings, LLC dated March 12, 2024, which was filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2024.
10.4	Amendment No. 3 to the Third Amended and Restated Note Purchase Agreement dated as of December 15, 2022 (as amended by that certain Amendment No. 1 to Third Amended and Restated Note Purchase Agreement, dated as of August 14, 2023 and as further amended by that certain Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated as of December 1, 2023), by and among the Company, the Guarantors party thereto, the Purchasers party thereto and Renew Group Private Limited, in its capacity as agent for the Purchasers, dated July 12, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2024.
31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

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

The Arena Group Holdings, Inc.

Date: August 19, 2024	By:	/s/ SARA SILVERSTEIN
Sara Silverstein
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer

