Form 10-Q
period 2024-09-30
Arena Group Holdings, Inc.
filed 2024-11-14
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the Registrant had 47,465,749 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding and our ability to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern (as described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 herein). Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 and in Part II, Item 1A, Risk Factors, in this Quarterly Report. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,773	$9,284
Accounts receivable, net	25,858	31,676
Prepayments and other current assets	5,675	5,791
Current assets from discontinued operations	528	43,648
Total current assets	37,834	90,399
Property and equipment, net	196	328
Operating lease right-of-use assets	2,421	176
Platform development, net	7,203	8,723
Acquired and other intangible assets, net	23,640	27,457
Other long-term assets	356	1,003
Goodwill	42,575	42,575
Noncurrent assets from discontinued operations	-	18,217
Total assets	$114,225	$188,878
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$4,192	$7,803
Accrued expenses and other	23,386	28,903
Line of credit	-	19,609
Unearned revenue	7,574	16,938
Subscription refund liability	96	46
Operating lease liabilities	247	358
Contingent consideration	-	1,571
Liquidated damages payable	3,153	2,924
Bridge notes	8,000	7,887
Debt	102,404	102,309
Current liabilities from discontinued operations	98,378	47,673
Total current liabilities	247,430	236,021
Unearned revenue, net of current portion	357	542
Operating lease liabilities, net of current portion	1,911	-
Other long-term liabilities	46	406
Deferred tax liabilities	692	599
Simplify loan	1,100	-
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities	251,536	247,705
Commitments and contingencies (Note 19)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at September 30, 2024 and December 31, 2023	168	168
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,448,047 and 23,836,706 shares at September 30, 2024 and December 31, 2023, respectively	474	237
Common stock to be issued	-	-
Additional paid-in capital	348,289	319,421
Accumulated deficit	(486,242)	(378,653)
Total stockholders’ deficiency	(137,479)	(58,995)
Total liabilities, mezzanine equity and stockholders’ deficiency	$114,225	$188,878

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands, except share data)
Revenue	$33,555	$36,996	$89,679	$99,486
Cost of revenue (includes amortization of platform development and developed technology for the three months ended September 30, 2024 and 2023 of $1,474 and $2,191, respectively and for the nine months ended September 30, 2024 and 2023 of $4,530 and $6,883, respectively)	16,562	23,046	53,035	61,991
Gross profit	16,993	13,950	36,644	37,495
Operating expenses
Selling and marketing	2,011	6,422	10,326	19,173
General and administrative	6,023	10,940	24,790	35,516
Depreciation and amortization	905	1,055	2,805	3,216
Loss on impairment of assets	-	-	1,198	119
Total operating expenses	8,939	18,417	39,119	58,024
Income (loss) from operations	8,054	(4,467)	(2,475)	(20,529)
Other expense
Change in fair value of contingent consideration	-	(60)	(313)	(469)
Interest expense	(3,159)	(4,042)	(11,747)	(13,225)
Liquidated damages	(77)	(151)	(229)	(455)
Total other expenses	(3,236)	(4,253)	(12,289)	(14,149)
Income (loss) before income taxes	4,818	(8,720)	(14,764)	(34,678)
Income tax provision	(40)	(52)	(116)	(145)
Income (loss) from continuing operations	4,778	(8,772)	(14,880)	(34,823)
Loss from discontinued operations, net of tax	(822)	(2,394)	(92,709)	(15,204)
Net income (loss)	$3,956	$(11,166)	$(107,589)	$(50,027)
Basic and diluted net income (loss) per common share
Continuing operations	$0.13	$(0.37)	$(0.48)	$(1.61)
Discontinued operations	(0.02)	(0.10)	(2.96)	(0.70)
Basic and diluted net income (loss) per common share	$0.11	$(0.47)	$(3.44)	$(2.31)
Weighted average number of common shares outstanding – basic and diluted	37,610,058	23,445,675	31,291,641	21,567,166

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2024

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at July 1, 2024	29,573,932	$295	2,701	$-	$332,702	$(490,198)	$(157,201)
Issuance of common stock pursuant to common stock purchase agreement in connection with exchange of debt	17,797,817	178	-	-	14,822	-	15,000
Issuance of common stock for restricted stock units	89,119	1	-	-	(1)	-	-
Common stock withheld for taxes	(12,821)	-	-	-	(11)	-	(11)
Stock-based compensation	-	-	-	-	777	-	777
Net income	-	-	-	-	-	3,956	3,956
Balance at September 30, 2024	47,448,047	$474	2,701	$-	$348,289	$(486,242)	$(137,479)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2024	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)
Issuance of common stock pursuant to common stock purchase agreement in connection with exchange of debt	17,797,817	178	-	-	14,822	-	15,000
Issuance of common stock in connection with private placement	5,555,555	56	-	-	11,944	-	12,000
Issuance of common stock for restricted stock units	836,259	9	-	-	(9)	-	-
Common stock withheld for taxes	(303,598)	(3)	-	-	(494)	-	(497)
Repurchase of common stock for Fexy put option	(274,692)	(3)	-	-	(376)	-	(379)
Stock-based compensation	-	-	-	-	2,981	-	2,981
Net loss	-	-	-	-	-	(107,589)	(107,589)
Balance at September 30, 2024	47,448,047	$474	2,701	$-	$348,289	$(486,242)	$(137,479)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three and Nine Months Ended September 30, 2023

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at July 1, 2023	22,014,927	$219	41,283	$-	$297,522	$(361,932)	$(64,191)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	1,774,128	18	-	-	11,490	-	11,508
Issuance of common stock for restricted stock units	5,442	-	-	-	-	-	-
Issuance of stock in connection with acquisitions	28,979	-	(28,979)	-	-	-	-
Stock-based compensation	-	-	-	-	4,599	-	4,599
Net loss	-	-	-	-	-	(11,166)	(11,166)
Balance at September 30, 2023	23,823,476	$237	12,304	$-	$313,611	$(373,098)	$(59,250)

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	1,981,128	20	-	-	12,988	-	13,008
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	47,252	-	-	-	369	-	369
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	130	-	130
Issuance of common stock in connection with the exercise of stock options	795	-	-	-	-	-	-
Issuance of common stock for restricted stock units	425,901	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock in connection with acquisition	28,979	-	(28,979)	-	-	-	-
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,114	-	11,144
Reclassification to liability upon modification of common stock option	-	-	-	-	(68)	-	(68)
Stock-based compensation	-	-	-	-	17,763	-	17,763
Net loss	-	-	-	-	-	(50,027)	(50,027)
Balance at September 30, 2023	23,823,476	$237	12,304	$-	$313,611	$(373,098)	$(59,250)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Cash flows from operating activities
Net loss	$(107,589)	$(50,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	186	276
Amortization of platform development and intangible assets	9,550	20,834
Amortization of debt discounts	626	2,178
Noncash and accrued interest	8,423	754
Loss on impairment of assets	40,589	119
Change in fair value of contingent consideration	313	469
Liquidated damages	229	455
Stock-based compensation	2,736	16,978
Deferred income taxes	93	109
Bad debt expense	1,269	217
Other	(19)	-
Change in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	17,051	(4,213)
Subscription acquisition costs	6,131	(1,631)
Prepayments and other current assets	923	(2,465)
Other long-term assets	647	(62)
Accounts payable	(4,171)	(1,719)
Accrued expenses and other	35,069	1,670
Unearned revenue	(17,145)	(146)
Subscription refund liability	70	(95)
Operating lease liabilities	(445)	(171)
Contingent consideration	(1,683)	-
Other long-term liabilities	(360)	(5,795)
Net cash used in operating activities	(7,507)	(22,265)
Cash flows from investing activities
Purchases of property and equipment	(54)	-
Capitalized platform development	(2,765)	(2,967)
Payments for acquisition of business, net of cash acquired	-	(500)
Net cash used in investing activities	(2,819)	(3,467)
Cash flows from financing activities
Proceeds from bridge notes	-	5,703
Payment of Fexy put option	(561)	-
(Repayments) proceeds under line of credit, net borrowing	(20,027)	3,211
Proceeds from common stock private placement	12,000	-
Proceeds from Simplify loan	16,100	-
Proceeds from common stock registered direct offering	-	11,500
Payments of issuance costs from common stock registered direct offering	-	(167)
Payments of debt issuance costs	-	(100)
Payment of deferred cash payments	(200)	(75)
Payment of taxes from common stock withheld	(497)	(1,423)
Net cash provided by financing activities	6,815	18,649
Net decrease in cash and cash equivalents	(3,511)	(7,083)
Cash and cash equivalents – beginning of year	9,284	14,373
Cash and cash equivalents – end of period	$5,773	$7,290
Supplemental disclosure of cash flow information
Cash paid for interest	$2,698	$10,835
Cash paid for income taxes	85	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$245	$785
Issuance cost of registered direct offering recorded in accrued expenses and other	-	189
Repurchase of common stock for Fexy put option	379	-
Issuance of common stock pursuant to common stock purchase agreement in connection with exchange of debt	15,000	-
Issuance of common stock in connection with settlement of liquidated damages	-	499
Issuance of common stock upon conversion of Series H convertible preferred stock	-	13,008
Issuance of common stock in connection with acquisition	-	2,000
Deferred cash payments recorded in connection with acquisitions	-	246
Assumptions of liabilities in connection with acquisitions	-	1,246
Reclassification to liability upon common stock modification	-	68

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

The condensed consolidated financial statements as of September 30, 2024 and 2023, and for the three and nine months ended September 30, 2024 and 2023, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Uncertainty in the global economy presents significant risks to the Company’s business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto may have an adverse effect on the Company’s business. While the Company is closely monitoring the impact of the current macroeconomic conditions on all aspects of its business, the ultimate extent of the impact on its business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of the Company’s control and could exist for an extended period of time. As a result, the Company is subject to continuing risks and uncertainties.

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

For the nine months ended September 30, 2024, the Company incurred a net loss from continuing operations of $14,880, and as of September 30, 2024, had cash on hand of $5,773 and a working capital deficit of $209,596. Management has evaluated the Company’s net loss from continuing operations and working capital deficit to determine if the significance of those conditions or events would limit its ability to meet its obligations when due, including under the Loan Documents and Simplify Loan (see Notes 10 and 12). In its evaluation, management determined that substantial doubt exists about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date due to the net loss from continued operations and working capital deficit.

The Company’s financial results have improved in recent periods due to restructuring activities and implementation of a new operating structure. In addition, the Company plans to continue improving monthly financial performance through the reduction of costs and monthly cash requirements, maintain compliance with the terms of all outstanding debt agreements, and take actions to resolve current and potential future liabilities to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, such as resolving pending litigation. However, there can be no assurance that the Company will be able to execute these plans. If the Company is unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include: allowance for credit losses; capitalization of platform development costs and associated useful lives; goodwill and other acquired intangible assets and associated useful lives; assumptions used in accruals for potential liabilities; revenue recognition and estimates of standalone selling price of performance obligations for revenue contracts with multiple performance obligations; stock-based compensation and the determination of the fair value; valuation allowances for deferred tax assets and uncertain tax positions; accounting for business combinations; and assumptions used to calculate contingent liabilities. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. The adoption of ASU 2022-03 on January 1, 2024 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net income per common share, as the dilutive securities were out-of-the-money and net loss per common share, as their effect would have been anti-dilutive. Common stock equivalent shares are excluded from the diluted calculations when a net loss is incurred as they would be anti-dilutive.

	As of September 30,
	2024	2023
Series G convertible preferred stock	8,582	8,582
Financing warrants	39,774	39,774
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	9,800	9,800
Restricted stock units	88,660	845,903
Common stock options	3,190,015	5,744,890
Total	4,342,053	7,654,171

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

The table below sets forth the loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands, except share data)
Revenue	$45	$26,422	$22,297	$74,118
Cost of revenue	160	12,199	15,006	40,431
Gross profit (loss)	(115)	14,223	7,291	33,687
Operating expense
Selling and marketing	140	12,849	12,142	37,570
General and administrative (1)	567	88	46,060	287
Depreciation and amortization	-	3,671	2,401	11,011
Loss on impairment of assets (2)	-	-	39,391	-
Total operating expenses	707	16,608	99,994	48,868
Loss from discontinued operations	(822)	(2,385)	(92,703)	(15,181)
Income tax provision	-	(9)	(6)	(23)
Net loss from discontinued operations	$(822)	$(2,394)	$(92,709)	$(15,204)

(1)	General and administrative expenses for the nine months ended September 30, 2024, includes a $45,000 termination fee liability.

(2)	Loss on impairment of assets for the nine months ended September 30, 2024 of $39,391, includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.

The table below sets forth the major classes of assets and liabilities of the discontinued operations:

	As of
	September 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$528	$13,135
Subscription acquisition costs, current portion	-	29,706
Prepayments and other current assets	-	807
Current assets from discontinued operations	528	43,648
Subscription acquisition costs, net of current portion	-	7,215
Acquired and other intangibles assets, net	-	11,002
Noncurrent assets from discontinued operations	-	18,217
Total assets from discontinued operations	$528	$61,865
Liabilities
Accounts payable	$1,994	$2,554
Accrued expenses and other	1,927	1,868
Subscription refund liability	423	403
Royalty fee liability (1)	3,750	-
Termination fee liability (1)	45,000	-
Subscription liability, current portion	45,284	42,848
Current liabilities from discontinued operations	98,378	47,673
Subscription liability, net of current portion	-	10,137
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities from discontinued operations	$98,378	$57,810

(1)	Further details related to the alleged and disputed royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 19.

The table below sets forth the cash flows of the discontinued operations:

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities from discontinued operations
Net loss from discontinued operations	$(92,709)	$(15,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,401	11,011
Loss on impairment of assets	39,391	-
Stock-based compensation	592	1,861
Bad debt expense	561	-
Change in operating assets and liabilities:
Accounts receivable, net	12,046	2,770
Subscription acquisition costs	6,131	(1,631)
Prepayments and other current assets	807	422
Accounts payable	3,190	(3,739)
Accrued expenses and other	59	707
Subscription refund liability	20	(371)
Subscription liability	(7,701)	(276)
Termination fee liability	45,000	-
Net cash provided by operating activities from discontinued operations	$9,788	$(4,450)

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

2023 Disposition

On November 17, 2023, the Company sold certain assets related to one of Parade’s business components known as Athlon Outdoors for cash proceeds of $1,061 ($1,000 sale price (with a target working capital of $272) plus a preliminary working capital adjustment of $61), as further reduced by a final working capital adjustment of $153, as reflected in accrued expenses and other on the consolidated balance sheets, resulting in a final sale price of $908. In connection with the sale, the Company disposed of certain advertiser relationships and trade name relating to that business component with a carrying value of $639 and $172, respectively, along with the accounts receivable and accounts payable of the business component of $453 and $31, respectively, resulting in a recognized loss on sale of assets of $325.

4. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of September 30, 2024 and December 31, 2023 of $25,858 and $31,676, respectively, are presented net of allowance for credit losses.

The following table summarizes the allowance for credit losses activity:

	Nine Months Ended September 30, 2024 (unaudited)	Year Ended December 31, 2023
Allowance for credit losses beginning of year	$374	$1,036
Additions	708	315
Deductions – write-offs	-	(977)
Allowance for credit losses end of period	$1,082	$374

Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Prepaid expenses	$2,917	$2,139
Prepaid supplies	141	773
Refundable income and franchise taxes	149	157
Unamortized debt costs	-	209
Employee retention credits	2,468	2,468
Other receivables	-	45
Total prepayments and other current assets	$5,675	$5,791

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. For the nine months ended September 30, 2023, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868, in operating expenses on the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company has a receivable balance of $2,468 as presented in the above table in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Office equipment and computers	$1,777	$1,777
Leasehold Improvements	54	-
Furniture and fixtures	133	133
	1,964	1,910
Less accumulated depreciation and amortization	(1,768)	(1,582)
Net property and equipment	$196	$328

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $56 and $79, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $186 and $276, respectively. There were no impairment charges for the three months or nine months ended September 30, 2024. Impairment charges for the three and nine months ended September 30, 2023 of $0 and $55, respectively, were recorded for property and equipment on the condensed consolidated statements of operations.

Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Platform development	$29,064	$26,054
Less accumulated amortization	(21,861)	(17,331)
Net platform development	$7,203	$8,723

A summary of platform development activity for the nine months ended September 30, 2024 (unaudited) is as follows:

Platform development beginning of year	$26,054
Payroll-based costs capitalized	2,765
Total capitalized costs	28,819
Stock-based compensation	245
Platform development end of period	$29,064

Amortization expense for the three months ended September 30, 2024 and 2023 was $1,474 and $1,595, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $4,530 and $4,753, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. There were no impairment charges for the three and nine months ended September 30, 2024. Impairment charges for the three and nine months ended September 30, 2023 of $0 and $64, respectively, were recorded for platform development on the condensed consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of September 30, 2024 (unaudited)			As of December 31, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,333)	$-	$17,333	$(17,333)	$-
Trade name	5,181	(1,736)	3,445	5,181	(1,547)	3,634
Brand name	12,115	(3,376)	8,739	12,774	(2,374)	10,400
Subscriber relationships	2,150	(1,315)	835	2,150	(1,121)	1,029
Advertiser relationships	14,519	(3,898)	10,621	15,182	(2,832)	12,350
Database	1,140	(1,140)	-	1,140	(1,140)	-
Digital content	355	(355)	-	355	(311)	44
Total intangible assets	$52,793	$(29,153)	$23,640	$54,115	$(26,658)	$27,457

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended September 30, 2024 and 2023 was $849 and $1,572, respectively, of which amortization expense for developed technology of $0 and $596, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Amortization expense for the nine months ended September 30, 2024 and 2023 was $2,619 and $5,070, respectively, of which amortization expense for developed technology of $0 and $2,130, respectively, is included in cost of revenues on the condensed consolidated statements of operations. Impairment charges for the three and nine months ended September 30, 2024 of $0 and $1,198, respectively, were recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the condensed consolidated statements of operations. No impairment charges for the three and nine months ended September 30, 2023 were recorded for the intangible assets.

Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	September 30, 2024	December 31, 2023
General accrued expenses	$4,748	$5,551
Accrued payroll and related taxes	3,457	4,515
Accrued publisher expenses	2,426	7,596
Accrued interest	11,220	3,824
Liabilities in connection with acquisitions and dispositions	66	1,119
Assumed lease liability	747	1,328
Lease termination liability	246	4,481
Other accrued expenses	476	489
Total accrued expenses and other	$23,386	$28,903

5. Leases

The Company has a real estate lease for the use of office space.

The table below presents supplemental information related to the operating lease:

	Nine Months Ended September 30,
	2024	2023
Operating lease costs during the period (1)	$308	$758
Cash payments included in the measurement of operating lease liabilities during the period	$916	$362
Operating lease liability arising from obtaining lease right-of-use assets during the period	$2,583	$-
Weighted-average remaining lease term (in years) as of period-end	6.17	1.01
Weighted-average discount rate during the period	10.85%	9.90%

(1)	Operating lease costs is presented net of sublease income that is not material.

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

The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs:
General and administrative	$150	$259	$682	$922
Total operating lease costs (1)	150	259	682	922
Sublease income	(125)	(55)	(374)	(164)
	$25	$204	$308	$758

(1)	Includes certain costs associated with an expired business membership agreement that permitted access to certain office space for the three and nine months ended September 30, 2024 of $155 and $465, respectively, and month-to-month lease arrangements for the three and nine months ended September 30, 2024 of $96 and $266, respectively.

Maturities of the operating lease liabilities as of September 30, 2024 are summarized as follows:

Years Ending December 31,
2024 (remaining three months of the year)	$-
2025	-
2026	652
2027	652
2028	652
Thereafter	1,249
Minimum lease payments	3,205
Less imputed interest	(1,047)
Present value of operating lease liabilities	$2,158
Current portion of operating lease liabilities	$247
Long term portion of operating lease liabilities	1,911
Total operating lease liabilities	$2,158

Sublease Agreement – The Company has entered into agreements to sublease certain space that it does not occupy, through the duration of the lease terms, with one sublease through September 2024 and two other subleases (these operating leases were recorded as an assumed lease liability in connection with the acquisition of Men’s Journal) through March 2025. As of September 30, 2024, the Company is entitled to receive total sublease income of $288 (of which $265 will offset an assumed liability).

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space. In connection with the termination, the Company agreed to pay the landlord cash payments and credits for market rate advertising. During the three months ended September 30, 2024, the Company made the final cash payment of $4,000. As of September 30, 2024, $246 of credits for market rate advertising remains to be delivered, and is reflected as a lease termination liability in accrued expenses and other on the condensed consolidated balance sheets.

6. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Carrying value at beginning of year	$42,575	$39,344
Goodwill acquired in acquisition of Men’s Journal	-	1,246
Goodwill acquired in acquisition of Fexy Studios	-	1,985
Carrying value at end of period	$42,575	$42,575

7. Line of Credit

Line of Credit – In connection with the default under the Loan Documents (as further described below in Note 18) there was a cross-default under the SLR Digital Finance LLC (“SLR” and the “SLR Default”) financing and security agreement for a line of credit (the “Line of Credit”), where the Line of Credit, as amended, was terminated. In connection with the termination, the Company paid SLR $3,448 with the proceeds from the Simplify Loan as described in Note 12, representing the amount due on the outstanding loan balance, accrued interest, certain fees and contingency reserves other fees in connection with the termination. In connection with the SLR Default, SLR no longer provided funding under the Line of Credit while paying down the Line of Credit with payments received from the Company’s customers in accordance with the terms of the agreement. As of September 30, 2024, the Company repaid the full amount due under the Line of Credit.

The Line of Credit, as amended, provided for (i) $40,000 maximum amount of advances available (subject to certain limits and eighty-five (85%) of eligible accounts receivable), (ii) an interest rate at the prime rate plus 4.0% per annum of the amount advanced (subject to minimum utilization of at least 10% of the maximum amount of advances available), (iii) payment of a fee equal to 2.25% of the maximum line amount with respect to any termination of the agreement prior to December 31, 2025 at the option of the Company at any time with 60 day notice, (iv) a payment of a performance fee in the amount equal to 2.25% of the maximum line amount, under certain circumstances in connection with the Business Combination (as further described below), and (v) a payment of a success fee in connection with the Business Combination under certain circumstances. As of September 30, 2024 and December 31, 2023, the outstanding balance under the Line of Credit was $0 and $19,609, respectively.

The Company has refinanced the Line of Credit with a new credit facility with Simplify, as further described in Note 12.

Information for the three months and nine months ended September 30, 2024 and 2023 with respect to interest expense related to the Line of Credit is provided under the heading Interest Expense in Note 12.

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of September 30, 2024 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	566	574	761	1,901
Convertible debentures	-	144	85	229
Series J convertible preferred stock	152	152	156	460
Series K convertible preferred stock	166	70	312	548
Total	$899	$940	$1,314	$3,153

	As of December 31, 2023
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	565	574	659	1,798
Convertible debentures	-	144	72	216
Series J convertible preferred stock	152	152	129	433
Series K convertible preferred stock	166	70	226	462
Total	$898	$940	$1,086	$2,924

(1)	Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).

As of September 30, 2024 and December 31, 2023, the short-term liquidated damages payable were $3,153 and $2,924, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of September 30, 2024, or $3,153, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company agreed to issue 47,252 shares of its common stock at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. On February 10, 2023 and April 10, 2023, the Company issued 35,486 and 11,766 shares of its common stock, respectively, in satisfaction of the liquidated damages. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the nine months ended September 30, 2023, the Company recorded $369 ($45 on April 10, 2023 and $324 on February 10, 2023) in connection with the issuance of shares of the Company’s common stock and a gain of $130 ($84 on April 10, 2023 and $46 on February 10, 2023) on the settlement of the liquidated damages, totaling $499, which was recorded in additional paid-in capital on the condensed consolidated statement of stockholders’ deficiency.

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

On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 (paid $620 in February 2024) and then on the 15th day of each March (paid $620 in March 2024), April (paid $620 in April 2024) and May (paid $620 in May 2024) of 2024 comprised of the following: (i) $2,225 pursuant to the Fexy Put Option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable. During the nine months ended September 30, 2024, the Company paid the Fexy Put Option and recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the condensed consolidated statements of stockholders’ deficiency.

The Company’s current debt, carried at amortized cost, consists of the Simplify Loan, the 2023 Notes and the Debt (all as further described below) with a carrying value of $1,100, $8,000 and $102,404 as of September 30, 2024, respectively, and $0, $7,887 and $102,309 as of December 31, 2023, respectively, approximates fair value due to their short term nature and based on current market interest rates for debt instruments of similar credit standing.

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

For the nine months ended September 30, 2024 and 2023, the change in valuation of the contingent consideration of $313 and $469, respectively, was recognized in other expense on the condensed consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the change in valuation of the contingent consideration of $0 (the Fexy Put Option was called in the three months ended March 31, 2024) and $60, respectively, was recognized in other expense on the condensed consolidated statements of operations.

10. Bridge Notes

2023 Notes

In connection with the Note Purchase Agreement, as amended from time-to-time, the Company entered into the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (as further described under the heading Former Principal Stockholder in Note 18). On August 31, 2023 pursuant to Amendment No. 1 under the Third Amended and Restated Note Purchase Agreement dated August 14, 2023, the Company issued $5,000 aggregate principal amount of senior secured notes (the “2023 Notes” or “Bridge Notes”). The provisions of Amendment No. 1 also permit certain incremental borrowings in the amount up to $3,000 at the sole discretion of the purchaser (the “Incremental 2023 Notes”), subject to a minimum amount of $1,000 and other conditions. On September 29, 2023, the Company issued $1,000 aggregate principal amount of Incremental 2023 Notes. On November 27, 2023, the Company issued $2,000 aggregate principal amount of Incremental 2023 Notes.

The terms of 2023 Notes provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2026; and

●	an election to prepay the notes, at any time, at 100% of the principal amount due with no premium or penalty.

The debt issuance cost incurred under the debt modifications pursuant to certain of these borrowings are being amortized over the term of the 2023 Notes. Further, the debt modification pursuant to certain of these borrowings resulted in the unamortized debt issuance cost being amortized over the extended term of the 2023 Notes.

On December 29, 2023, the Company failed to make the interest payment due on the 2023 Notes resulting in an event of default with subsequent agreement to a forbearance period that was extended to September 30, 2024. On July 12, 2024, the Company entered into Amendment No. 3 to the Third Amended and Restated Note Purchase Agreement (“Amendment No. 3”) which deferred the accrued interest due date to December 31, 2024 (refer to the heading Principal Stockholder in Note 18). On November 6, 2024, the Company received a letter from Renew (as described in Note 18) confirming the Company is not currently in default under the Bridge Notes and Debt (as further described in Note 11 and collectively the Bridge Notes and Debt are referred to as the “Loan Documents”) due to the cure of the default identified in the forbearance letter (as updated from time-to-time the “forbearance letter”) (see Note 20). As of September 30, 2024, the effective interest rate on the 2023 Notes was 14.2%. As of September 30, 2024, the balance outstanding under the 2023 Notes was $8,000.

Information for the three months and nine ended September 30, 2024 and 2023, with respect to interest expense related to the 2023 Notes is provided under the heading Interest Expense in Note 12.

11. Debt

Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement (as further described under the heading Former Principal Stockholder in Note 18), as of September 30, 2024 and December 31, 2023, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”) and the 2022 bridge notes (the “2022 Bridge Notes”), as further described below.

Senior Secured Notes

The terms of the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026, subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026, subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment);

●	a maturity date of December 31, 2026, and subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

The following table summarizes the debt:

	As of September 30, 2024 (unaudited)			As of December 31, 2023
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of September 30, 2024, as amended	$62,691	$(204)	$62,487	$62,691	$(272)	$62,419
Delayed Draw Term Notes, effective interest rate of 10.2% as of September 30, 2024, as amended	4,000	(23)	3,977	4,000	(31)	3,969
2022 Bridge Notes, effective interest rate of 10.2% as of September 30, 2024, as amended	36,000	(60)	35,940	36,000	(79)	35,921
Total	$102,691	$(287)	$102,404	$102,691	$(382)	$102,309

The debt issuance costs incurred under the debt modification pursuant to the First Amendment are being amortized over the term of the long-term debt. The debt modification pursuant to the Second Amendment resulted in the unamortized debt issuance cost being amortized over the extended term of the long-term debt.

On December 29, 2023, the Company failed to make the interest payment due on the Secured Senior Notes, Delayed Draw Term Notes and 2022 Bridge Notes (collectively the “Debt”) resulting in an event of default with subsequent agreement to a forbearance period that was extended to September 30, 2024. On July 12, 2024, the Company entered into Amendment No. 3 which further deferred the accrued interest due date to December 31, 2024 (see Note 18). On November 6, 2024, the Company received a letter from Renew (as described in Note 18) confirming the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter (see Note 20). As of September 30, 2024 and December 31, 2023, the current maturities of the Debt were $102,404 and $102,309, respectively. As of September 30, 2024, the principal balance due on maturity was $102,691.

Information for the three months and nine months ended September 30, 2024 and 2023, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 12.

12. Simplify Loan

On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 18 (the “Simplify Loan”), pursuant to which the Company has available up to $50,000 (originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for shares of the Company’s common stock, as further described under the heading Common Stock Purchase Agreement in Note 14 and under the heading Simplify Loan Exchange for Common Stock in Note 18. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand by Simplify. As of September 30, 2024, the balance outstanding on the Simplify Loan was $1,100.

In connection with the closing of the Simplify Loan, the Company borrowed $3,448 to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Line of Credit.

Information for the three months and nine months ended September 30, 2024 and 2023 with respect to interest expense related to the debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt costs:
Line of Credit	$-	$54	$418	$161
2023 Notes	-	64	113	64
Senior Secured Notes	23	228	68	676
Delayed Draw Term Notes	2	26	8	77
2022 Bridge Notes	5	161	19	1,200
Total amortization of debt costs	30	533	626	2,178
Noncash and accrued interest:
2023 Notes	204	-	608	-
Senior Secured Notes	1,601	-	4,771	-
Delayed Draw Term Notes	102	-	304	-
2022 Bridge Notes	920	-	2,740	-
Other	-	152	-	754
Total noncash and accrued interest	2,827	152	8,423	754
Cash paid interest:
Line of Credit	-	598	1,706	1,345
Simplify Loan	189	-	552	-
2023 Notes	-	44	-	44
Senior Secured Notes	-	1,602	-	4,754
Delayed Draw Term Notes	-	102	-	303
2022 Bridge Notes	-	1,317	-	3,764
Other	113	32	440	421
Total cash paid interest (1)	302	3,695	2,698	10,631
Less interest income (2)	-	(338)	-	(338)
Total interest expense	$3,159	$4,042	$11,747	$13,225

(1)	During the three months ended September 30, 2024, prior accrued interest of $363 related to the Simplify Loan was paid in cash, resulting in $665 of total cash paid interest.

(2)	During the three and nine months ended September 30, 2023, the Company recorded interest income of $338 related to refunds received from the employee retention credits.

13. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of September 30, 2024 as follows:

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

Common Stock Purchase Agreement – On August 19, 2024, in connection with the Amended Promissory Note, the Company and Simplify entered into a Common Stock Purchase Agreement, where $15,000 of outstanding indebtedness under the March 13, 2024 Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock at a purchase price of approximately $0.84 per share, based on a 60-day volume weighted-average price of the Company’s common stock, which approximated the trading price on August 19, 2024, as reflected on the condensed consolidated statements of stockholders’ deficiency. Further information is provided in Note 18.

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

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 89,119 and 5,442 shares of the Company’s common stock during the three months ended September 30, 2024 and 2023, respectively, as reflected on the condensed consolidated statements of stockholders’ equity. The Company issued, in connection with the vesting of restricted stock units, 836,259 and 425,901 shares of the Company’s common stock during the nine months ended September 30, 2024 and 2023, respectively, as reflected on the condensed consolidated statements of stockholders’ equity.

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

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended September 30, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$-	$127	$4	$131
Selling and marketing	3	31	-	34
General and administrative	485	82	-	567
Total costs charged to operations	488	240	4	732
Capitalized platform development	-	17	-	17
Total stock-based compensation	$488	$257	$4	$749

	Three Months Ended September 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$197	$526	$1	$724
Selling and marketing	65	224	-	289
General and administrative	1,611	881	257	2,749
Total costs charged to operations	1,873	1,631	258	3,762
Capitalized platform development	-	237	-	237
Total stock-based compensation	$1,873	$1,868	$258	$3,999

	Nine Months Ended September 30, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$119	$658	$10	$787
Selling and marketing	14	167	-	181
General and administrative	789	387	-	1,176
Total costs charged to operations	922	1,212	10	2,144
Capitalized platform development	-	245	-	245
Total stock-based compensation	$922	$1,457	$10	$2,389

	Nine Months Ended September 30, 2023
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$1,655	$1,853	$7	$3,515
Selling and marketing	193	760	-	953
General and administrative	6,298	3,598	753	10,649
Total costs charged to operations	8,146	6,211	760	15,117
Capitalized platform development	-	785	-	785
Total stock-based compensation	$8,146	$6,996	$760	$15,902

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of September 30, 2024 were as follows:

	As of September 30, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$451	$1,015	$19	$1,485
Weighted average period expected to be recognized (in years)	0.93	1.02	1.52	1.00

Vesting of Warrants – On January 2, 2024, in connection with the default under the Licensing Agreement, the Performance-Based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG. Of the warrants that vested, 449,793 had an exercise price of $9.24 per share and 149,931 had an exercise price of $18.48 per share. The accelerated vesting of the ABG Warrants did not result in any additional stock-based compensation expense during the three and nine months ended September 30, 2024.

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

16. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by category:
Digital revenue
Digital advertising	$23,067	$28,251	$66,533	$70,363
Digital subscriptions	1,807	2,962	5,511	9,809
Licensing and syndication revenue	1,837	2,230	6,758	8,681
Other digital revenue	6,320	1,088	9,327	2,858
Total digital revenue	33,031	34,531	88,129	91,711
Print revenue
Print advertising	-	813	-	2,529
Print subscriptions	524	1,652	1,550	5,246
Total print revenue	524	2,465	1,550	7,775
Total	$33,555	$36,996	$89,679	$99,486
Revenue by geographical market:
United States	$31,865	$35,579	$84,464	$95,847
Other	1,690	1,417	5,215	3,639
Total	$33,555	$36,996	$89,679	$99,486
Revenue by timing of recognition:
At point in time	$31,748	$34,034	$84,168	$89,677
Over time	1,807	2,962	5,511	9,809
Total	$33,555	$36,996	$89,679	$99,486

For the three months and nine ended September 30, 2024 and 2023, disaggregated revenue represents revenue from continuing operations.

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

The following table provides information about contract balances:

	As of
	September 30, 2024 (unaudited)	December 31, 2023
Unearned revenue (short-term contract liabilities):
Digital revenue	$7,574	$16,938
Unearned revenue (long-term contract liabilities):
Digital revenue	$357	$542

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

The income tax provision effective tax rate for the three months ended September 30, 2024 and 2023 was (0.83)% and 0.60%, respectively. The income tax provision effective tax rate for the nine months ended September 30, 2024 and 2023 was 0.79% and 0.42%, respectively. The deferred income taxes for the nine months ended September 30, 2024 and 2023 was primarily due to deferred tax liabilities on indefinite lived intangible assets.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against the deferred tax assets that will not be realized as of September 30, 2024 and 2023.

As of September 30, 2024 and 2023, the Company has no uncertain tax positions or interest and penalties accrued.

18.	Related Party Transactions

Principal Stockholder

Loan Documents – On January 5, 2024, as part of negotiations with Renew Group Private Limited (“Renew”), an affiliated entity of Simplify Inventions, LLC (“Simplify”), in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the Loan Documents, dated December 15, 2022 held by Renew in the amount of $2,797, that resulted in an event of default under the Loan Documents, Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to September 30, 2024), that was originally subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., a global business advisory firm (“FTI”) from January 5, 2024 through April 26, 2024, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. He was later appointed as the interim Co-President. Upon completion of their work under the FTI Engagement satisfactory to Renew and the Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer.

On July 12, 2024, as described above, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 will now be due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024. The deferral is contingent on, among other things, no events of default occurring under the Loan Documents during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter (see Note 20). The outstanding principal on the Loan Documents was $110,691 ($8,000 for the 2023 Notes and $102,691 for the Debt) as of September 30, 2024.

For the three and nine months ended September 30, 2024, the Company had certain transactions with Renew, where it incurred interest expense totaling $2,827 and $8,423, respectively, under the Loan Documents, none of which was paid. As of September 30, 2024, the total balance due the related party under the Loan Documents was $11,220 as reflected within accrued expenses and other as accrued interest on the condensed consolidated balance sheets.

Simplify Loan Exchange for Common Stock – On August 19, 2024, in connection with the Common Stock Purchase Agreement, $15,000 of outstanding indebtedness under the March 13, 2024 Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock.

Simplify Loan – For the three and nine months ended September 30, 2024, the Company had certain transactions with Simplify, where it incurred interest expense totaling $189 and $552, respectively, under the Simplify Loan.

Simplify Revenue – For the three and nine months ended September 30, 2024, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliate of Simplify, totaling $3,128 and $4,290, respectively. The outstanding accounts receivable due from Living Essentials was $3,465 as of September 30, 2024.

Common Stock Private Placement – As a result of the issuance of the Private Placement Shares to Simplify, Simplify owns approximately 54.3% (subsequently increased to 71.4% in connection with the Common Stock Purchase Agreement) of the outstanding shares of the Company’s common stock, resulting in a change in control. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. Prior to the consummation of the Private Placement, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock. The funds used by Simplify to purchase the Private Placement Shares came from the working capital of Simplify.

Business Combination – Effective August 19, 2024, the Business Combination Agreement, dated November 5, 2023, as amended (the “Business Combination Agreement”), among the Company, Simplify, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, LLC was terminated by mutual agreement. The Company incurred no penalties as a result of the early termination of the Business Combination Agreement.

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

For the three and nine months ended September 30, 2023, the Company paid in cash interest of $3,065 and $9,069 on the Notes, due to BRF.

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stock for a total of $3,915 in gross proceeds with B. Riley, at a price per share of $3.88 per share.

For the nine months ended September 30, 2023, the Company had certain transactions with B. Riley, where it paid fees associated with the common stock public offering totaling $2,440.

Board Members

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 317,518 shares of the Company’s common stock for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002 Trust - NLA); (ii) 195,529 shares for $759 to 180 Degree Capital Corp, a former beneficial holder of more than 5% of the Company’s common stock; (iii) 25,773 shares for $100 to Daniel Shribman, a former director; (iv) 25,773 shares for $100 to Ross Levinsohn, a former director and the Company’s former Chief Executive Officer; and (v) 6,443 shares for $25 to Paul Edmonson, a former executive officer.

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

On January 30, 2024, the former President, Media filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, alleging claims for breach of contract, failure to pay wages and defamation, among other things, in the United States District Court of the Southern District of New York, seeking damages in an unspecified amount. The Company has executed a confidential term sheet with the former President, Media and the parties are in the process of finalizing the applicable documentation which will resolve the matter to the satisfaction of the parties to the litigation.

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

On June 7, 2024, the Company filed a response denying ABG Group’s alleged breach of contract action and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. On August 2, 2024, ABG Group filed an amended complaint which the Company responded to on August 22, 2024 and subsequently filed counterclaims against ABG Group and Sportority, Inc. d/b/a Minute Media. A settlement conference is scheduled for December 4, 2024.

20.	Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Update to Renew Forbearance

On November 6, 2024, the Company received a letter from Renew stating that, as a result of the modifications to the Loan Documents agreed to by Renew and the Company in Amendment No. 3, the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the SEC on April 1, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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

Recent Developments

On July 12, 2024, we entered into a Third Amendment to the Third Amended and Restated Note Purchase Agreement (“Amendment No. 3”), pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 will now be due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024. The deferral is contingent on, among other things, no events of default occurring under its Bridge Notes and Debt (both as further described in the accompanying condensed consolidated financial statements in Note 10 and Note 11, and referred to as the “Loan Documents”) during the deferral period. On November 6, 2024, we received a letter from Renew Group Private Limited (“Renew”) confirming the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter.

Effective August 19, 2024, the Business Combination Agreement, dated November 5, 2023, as amended (the “Business Combination Agreement”), among us, Simplify, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, LLC was terminated by mutual agreement. The Business Combination Agreement was terminated as a result of previously disclosed negotiations between us and Simplify around alternative structures or options to the transactions contemplated by the Business Combination Agreement. We incurred no penalties as a result of the early termination of the Business Combination Agreement.

On August 19, 2024, we entered into the Amended Promissory Note, in connection with an amendment to our March 13, 2024 working capital loan agreement with Simplify, pursuant to which we have available up to $50,000 (originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears, with a maturity on December 1, 2026 (originally March 13, 2026). In connection with the Amended Promissory Note, on August 19, 2024, we and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged shares of our common stock.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 and in this Quarterly Report.

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

We monitor and review our key operating metrics as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which has experienced significant growth in recent periods. As indicated in the Results of Operations section below, for the three months ended September 30, 2024, digital advertising revenue decreased by approximately 19%, as compared to the same period in fiscal 2023. For the nine months ended September 30, 2024, digital advertising revenue decreased by approximately 6%, as compared to the same period in 2023. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the three and nine months ended September 30, 2024, our RPM was $24.69 and $22.27, respectively. For the three and nine months ended September 30, 2023, our RPM was $23.41 and $19.60, respectively. The 5% and 14% increases in RPM for the three and nine months reflect a significant increase in video advertising as a percentage of total digital advertising as digital video advertising is sold at a significantly higher price than digital display advertising.

For the three and nine months ended September 30, 2024, our monthly average pageviews were 301,721,996 and 332,312,606, respectively, as compared to 388,410,170 and 380,578,813 for the three and nine months ended September 30, 2023. The 22% and 13% decreases in monthly average pageviews reflect algorithmic changes at Google, Facebook and other platforms which subdued user click-throughs to the original content.

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

For the nine months ended September 30, 2024, we incurred a net loss from continuing operations of $14,880, and as of September 30, 2024, had cash on hand of $5,773 and a working capital deficit of $209,596. Management has evaluated our net loss from continuing operations and working capital deficit to determine if the significance of those conditions or events would limit our ability to meet our obligations when due, including under the Loan Documents and Simplify Loan (further details are provided in the accompanying condensed consolidated financial statements in Notes 10 and 12). In our evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date due to the net loss from continued operations and working capital deficit.

Our financial results have improved in recent periods due to restructuring activities and implementation of a new operating structure. In addition, we plan to continue improving monthly financial performance through the reduction of costs and monthly cash requirements, maintain compliance with the terms of all outstanding debt agreements, and take actions to resolve current and potential future liabilities to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, such as resolving pending litigation. However, there can be no assurance that we will be able to execute these plans. If we are unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

Cash and Working Capital Facility

As of September 30, 2024, our principal sources of liquidity consisted of cash of $5,773 and accounts receivable from continuing operations, net of our allowance for credit losses, of $25,858. In addition, as of September 30, 2024, we had $48,900 available for additional use under our working capital loan with Simplify. As of September 30, 2024, the outstanding balance of the Simplify working capital loan was $1,100. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $7,085.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. See Notes 5, 8, 10, 11 and 12 in our accompanying condensed consolidated financial statements for amounts outstanding as of September 30, 2024, related to leases, liquidated damages, working capital loan, bridge notes and debt, respectively. During 2022, we assumed the lease from Men’s Journal for office space in Carlsbad, California, that expires in March 2025, and we remain responsible for $720 over the lease term. The lease provides for fixed payments ranging from $89 to $94 over the remainder of the lease term, with an estimate of common expenses per month of $25 through the end of the lease term. Other than with respect to leases, as described in Note 5, Leases, in our accompanying condensed consolidated financial statements, there have been no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.

Discontinued Operations

In connection with our discontinued operations from the discontinuance of the Sports Illustrated media business, we recorded the termination fee liability of $45,000 and recognized a loss on impairment of assets of $39,391 for the nine months ended September 30, 2024. As a result of this discontinuance, our total liabilities from the discontinued operations were $98,378, partially offset by our total assets from discontinued operations of $528 as of September 30, 2024.

Loss from our discontinued operations, net of tax, was $92,709 and $15,204 for the nine months ended September 30, 2024 and 2023, respectively.

Further details are provided in our accompanying condensed consolidated financial statements in Note 2, Discontinued Operations, related to our discontinued operations and Note 19, Commitments and Contingencies, regarding our legal matters and an action filed by ABG Group against the Company and Manoj Bhargava on April 1, 2024.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of September 30, 2024 and December 31, 2023 was as follows:

	As of
	September 30, 2024	December 31, 2023
Current assets	$37,834	$90,399
Current liabilities	(247,430)	(236,021)
Working capital deficit	$(209,596)	$(145,622)

As of September 30, 2024, we had a working capital deficit of $209,596, as compared to $145,622 as of December 31, 2023, consisting of $37,834 in total current assets and $247,430 in total current liabilities. As of December 31, 2023, our working capital deficit consisted of $90,399 in total current assets and $236,021 in total current liabilities.

Our cash flows for the nine months ended September 30, 2024 and 2023 consisted of the following:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(7,507)	$(22,265)
Net cash used in investing activities	(2,819)	(3,467)
Net cash provided by financing activities	6,815	18,649
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(3,511)	$(7,083)
Cash, cash equivalents, and restricted cash, end of period	$5,773	$7,290

For the nine months ended September 30, 2024, net cash used in operating activities was $7,507, consisting primarily of $124,161 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $2,698 of cash paid for interest, offset by $119,352 of cash received from customers. For the nine months ended September 30, 2023, net cash used in operating activities was $22,265, consisting primarily of $179,166 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $10,835 of cash paid for interest, offset by $167,736 of cash received from customers.

For the nine months ended September 30, 2024, net cash used in investing activities was $2,819 consisting of (i) $54 for purchase of property and equipment and (ii) $2,765 for capitalized costs for our Platform. For the nine months ended September 30, 2023, net cash used in investing activities was $3,467, consisting of $2,967 for capitalized costs for our Platform and $500 for the acquisition of a business.

For the nine months ended September 30, 2024, net cash provided by financing activities was $6,815, primarily consisting of (i) $561 for the payment of the contingent consideration, (ii) $20,027 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”) and (iii) $497 for tax payments relating to the withholding of shares of common stock for certain employees, less (iv) $12,000 in net proceeds from the common stock private placement, and (v) $16,100 in net proceeds from our working capital loan with Simplify. For the nine months ended September 30, 2023, net cash provided by financing activities was $18,649, consisting primarily of $11,500 (before a reduction for accrued offering costs of $167) in net proceeds from the public offering of common stock and $3,211 from borrowings under our SLR line of credit, $5,703 (excluding debt issuance costs of $100) in net proceeds from issuance of notes; offset by $1,423 tax payments relating to the withholding of shares of common stock for certain employees, and $75 payment of deferred cash payments.

Results of Continuing Operations

Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$33,555	$36,996	$(3,441)	-9.3%
Cost of revenue	16,562	23,046	(6,484)	-28.1%
Gross profit	16,993	13,950	3,043	21.8%
Operating expenses
Selling and marketing	2,011	6,422	(4,411)	-68.7%
General and administrative	6,023	10,940	(4,917)	-44.9%
Depreciation and amortization	905	1,055	(150)	-14.2%
Total operating expenses	8,939	18,417	(9,478)	-51.5%
Income (loss) from operations	8,054	(4,467)	12,521	-280.3%
Total other expenses	(3,236)	(4,253)	1,017	-23.9%
Income (loss) before income taxes	4,818	(8,720)	13,538	-155.3%
Income taxes	(40)	(52)	12	-23.1%
Net income (loss) from continuing operations	$4,778	$(8,772)	$13,550	$-154.5%
Net income (loss) from discontinued operations, net of tax	(822)	(2,394)	1,572	$-65.7%
Net income (loss)	$3,956	$(11,166)	$15,122	$-135.4%

For the three months ended September 30, 2024, the net income from continuing operations improved $13,550 to $4,778 as compared to our prior period net loss of $8,772. This improvement was primarily due to a $9,478 decrease in operating expenses and an increase in gross profit of $3,043.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$33,555	$36,996	$(3,441)	-9.3%
Cost of revenue	16,562	23,046	(6,484)	-28.1%
Gross profit	$16,993	$13,950	$3,043	21.8%

For the three months ended September 30, 2024 we had gross profit of $16,993, as compared to $13,950 for the three months ended September 30, 2023, an increase of $3,043. Gross profit percentage for the three months ended September 30, 2024 was 50.6%, as compared to 37.7% for the three months ended September 30, 2023.

The increase in gross profit percentage was driven by a higher mix of revenue from sports partners, which receive a revenue share, resulting in Publisher Partner revenue share as a percentage of digital advertising revenue increasing to 20.8% for the three months ended September 30, 2024, as compared to 26.8% for the three months ended September 30, 2023.

The following table sets forth revenue by category:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Digital revenue:
Digital advertising	$23,067	$28,251	$(5,184)	-18.3%
Digital subscriptions	1,807	2,962	(1,155)	-39.0%
Licensing and syndication revenue	1,837	2,230	(393)	-17.6%
Other digital revenue	6,320	1,088	5,232	480.9%
Total digital revenue	33,031	34,531	(1,500)	-4.3%
Print revenue:
Print advertising	-	813	(813)	-100.0%
Print subscriptions	524	1,652	(1,128)	-68.3%
Total print revenue	524	2,465	(1,941)	-78.7%
Total revenue	$33,555	$36,996	$(3,441)	-9.3%

For the three months ended September 30, 2024, total revenue decreased $3,441, or a 9.3% decrease, to $33,555 from $36,996 for the three months ended September 30, 2023. This reflected a decrease in print revenue of $1,941 due primarily to the shutdown of Athlon Outdoor print operations, which was further reduced by a decrease of 4.3% in digital revenue of $1,500, primarily from decreases in our digital advertising of $5,184, and digital subscriptions of $1,155.

The primary driver of the decrease in our digital revenue is an 18.3% decrease in our digital advertising revenue from $28,251 for the three months ended September 30, 2023 to $23,067 in the current year period. Other digital revenue increased by $5,232 to $6,320 for the three months ended September 30, 2024 driven by the expansion in our e-commerce revenue.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Publisher Partner revenue share payments	$4,799	$7,568	$(2,769)	-36.6%
Technology, Platform and software licensing fees	3,938	5,059	(1,121)	-22.2%
Content and editorial expenses	6,169	6,882	(713)	-10.4%
Printing, distribution and fulfillment costs	45	665	(620)	-93.2%
Amortization of developed technology and platform development	1,474	2,191	(717)	-32.7%
Stock-based compensation	131	724	(593)	-81.9%
Other cost of revenue	6	(43)	49	-114.0%
Total cost of revenue	$16,562	$23,046	$(6,484)	-28.1%

For the three months ended September 30, 2024, we recognized cost of revenue of $16,562 as compared to $23,046 for the three months ended September 30, 2023, which represents a decrease of $6,484. Cost of revenue was impacted by decreases in technology, Platform and software licensing fees of $1,121, Publisher Partner revenue share payments of $2,769, amortization of developed technology and platform development of $717, printing, distribution and fulfillment costs of $620 and stock-based compensation costs of $593.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$901	$3,692	$(2,791)	-75.6%
Stock-based compensation	34	289	(255)	-88.2%
Professional marketing services	166	1,027	(861)	-83.8%
Circulation costs	55	446	(391)	-87.7%
Advertising costs	441	551	(110)	-20.0%
Other selling and marketing expenses	414	417	(3)	-0.7%
Total selling and marketing	$2,011	$6,422	$(4,411)	-68.7%

For the three months ended September 30, 2024, we incurred selling and marketing costs of $2,011 as compared to $6,422 for the three months ended September 30, 2023. The decrease in selling and marketing costs of $4,411 is primarily related to decreases in payroll and employee benefits costs of $2,791, due to restructuring activities and reduction in direct sales workforce. In addition, decreases were noted in professional marketing services of $861, circulation costs of $391, and stock-based compensation of $255.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$1,580	$3,297	$(1,717)	-52.1%
Stock-based compensation	567	2,749	(2,182)	-79.4%
Professional services, including accounting, legal and insurance	3,220	3,216	4	0.1%
Other general and administrative expenses	656	1,678	(1,022)	-60.9%
Total general and administrative	$6,023	$10,940	$(4,917)	-44.9%

For the three months ended September 30, 2024, we incurred general and administrative costs of $6,023 as compared to $10,940 for the three months ended September 30, 2023. The $4,917 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $2,182, payroll and related expenses of $1,717, and other general and administrative expenses of $1,022.

Other Expenses

The following table sets forth other expenses:

	Three Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of contingent consideration	$-	$(60)	$60	-100.0%
Interest expense, net	(3,159)	(4,042)	883	-21.8%
Liquidated damages	(77)	(151)	74	-49.0%
Total other expenses	$(3,236)	$(4,253)	$1,017	-23.9%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for three months ended September 30, 2024 of $0, is due to the put option on our common stock in connection with the Fexy Studios acquisition no longer being outstanding as of September 30, 2024.

Interest Expense. We incurred interest expense of $3,159 and $4,042 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $883 from the prior period, as a result of our decrease in debt.

Liquidated Damages. We recorded $77 of accrued interest on our liquidated damages payable for the three months ended September 30, 2024 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $151 of accrued interest on our liquidated damages payable for the three months ended September 30, 2023 primarily from issuance of the same securities as described above.

Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$89,679	$99,486	$(9,807)	-9.9%
Cost of revenue	53,035	61,991	(8,956)	-14.4%
Gross profit	36,644	37,495	(851)	-2.3%
Operating expenses
Selling and marketing	10,326	19,173	(8,847)	-46.1%
General and administrative	24,790	35,516	(10,726)	-30.2%
Depreciation and amortization	2,805	3,216	(411)	-12.8%
Loss on disposition of assets	1,198	119	1,079	906.7%
Total operating expenses	39,119	58,024	(18,905)	-32.6%
Loss from operations	(2,475)	(20,529)	18,054	-87.9%
Total other expenses	(12,289)	(14,149)	1,860	-13.1%
Loss before income taxes	(14,764)	(34,678)	19,914	-57.4%
Income taxes	(116)	(145)	29	-20.0%
Net loss from continuing operations	(14,880)	(34,823)	19,943	-57.3%
Net loss from discontinued operations, net of tax	(92,709)	(15,204)	(77,505)	509.8%
Net loss	$(107,589)	$(50,027)	$(57,562)	115.1%

For the nine months ended September 30, 2024, the net loss from continuing operations improved $19,943 to $14,880, as compared to our prior period of $34,823. This improvement was primarily due to a $18,905 decrease in operating expenses that was partially offset by a decrease in gross profit of $851.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$89,679	$99,486	$(9,807)	-9.9%
Cost of revenue	53,035	61,991	(8,956)	-14.4%
Gross profit	$36,644	$37,495	$(851)	-2.3%

For the nine months ended September 30, 2024 we had gross profit of $36,644, as compared to $37,495 for the nine months ended September 30, 2023, a decrease of $851. Gross profit percentage for the nine months ended September 30, 2024 was 40.9%, as compared to 37.7% for the nine months ended September 30, 2023.

The increase in gross profit percentage was driven by a higher mix of revenue from sports partners, which receive a revenue share, resulting in Publisher Partner revenue share as a percentage of digital advertising revenue increasing to 23.0% for the nine months ended September 30, 2024, as compared to 24.6% for the nine months ended September 30, 2023.

The following table sets forth revenue by category:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Digital revenue:
Digital advertising	$66,533	$70,363	$(3,830)	-5.4%
Digital subscriptions	5,511	9,809	(4,298)	-43.8%
Licensing and syndication revenue	6,758	8,681	(1,923)	-22.2%
Other digital revenue	9,327	2,858	6,469	226.3%
Total digital revenue	88,129	91,711	(3,582)	-3.9%
Print revenue:
Print advertising	-	2,529	(2,529)	-100.0%
Print subscriptions	1,550	5,246	(3,696)	-70.5%
Total print revenue	1,550	7,775	(6,225)	-80.1%
Total revenue	$89,679	$99,486	$(9,807)	-9.9%

For the nine months ended September 30, 2024, total revenue decreased $9,807, or a 9.9% decrease, to $89,679 from $99,486 for the nine months ended September 30, 2023. This reflected a decrease in total print revenue of $6,225 due primarily to the shutdown of Athlon Outdoor print operations and a 3.9% decrease in digital revenue from $91,711 for the nine months ended September 30, 2023 to $88,129 for the nine months ended September 30, 2024.

The primary drivers of the decrease in our digital revenue are a decrease in our digital subscriptions of $4,298, a $3,830 decrease in our digital advertising revenue, and a $1,923 decrease in licensing and syndication revenue. In addition, other digital revenue increased by $6,469 to $9,327 for the nine months ended September 30, 2024 driven by the expansion in our e-commerce revenue.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Publisher Partner revenue share payments	$15,291	$17,291	$(2,000)	-11.6%
Technology, Platform and software licensing fees	11,996	13,825	(1,829)	-13.2%
Content and editorial expenses	19,728	18,217	1,511	8.3%
Printing, distribution and fulfillment costs	641	2,560	(1,919)	-75.0%
Amortization of developed technology and platform development	4,530	6,883	(2,353)	-34.2%
Stock-based compensation	787	3,515	(2,728)	-77.6%
Other cost of revenue	62	(300)	362	-120.7%
Total cost of revenue	$53,035	$61,991	$(8,956)	-14.4%

For the nine months ended September 30, 2024, we recognized cost of revenue of $53,035, as compared to $61,991 for the nine months ended September 30, 2023, which represents a decrease of $8,956. Cost of revenue for the nine months ended September 30, 2024 was impacted by decreases in printing, distribution and fulfillment costs of $1,919, stock-based compensation costs of $2,728, amortization of developed technology and platform development costs of $2,353, technology, Platform and software licensing fees of $1,829, and Publisher Partner revenue share payments of $2,000; partially offset by increases in content and editorial expenses of $1,511.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and employee benefits of selling and marketing account management support teams	$6,410	$10,790	$(4,380)	-40.6%
Stock-based compensation	181	953	(772)	-81.0%
Professional marketing services	406	3,050	(2,644)	-86.7%
Circulation costs	255	987	(732)	-74.2%
Subscription acquisition costs	-	1	(1)	-100.0%
Advertising costs	1,609	2,101	(492)	-23.4%
Other selling and marketing expenses	1,465	1,291	174	13.5%
Total selling and marketing	$10,326	$19,173	$(8,847)	-46.1%

For the nine months ended September 30, 2024, we incurred selling and marketing costs of $10,326, as compared to $19,173 for the nine months ended September 30, 2023. The decrease in selling and marketing costs of $8,847 is primarily related to decreases in payroll and employee benefits costs of $4,380 due to restructuring activities and reduction in direct sales workforce. In addition, decreases were noted in professional marketing services of $2,644, advertising costs of $492, circulation costs of $732, and stock based compensation of $772; partially offset by other selling and marketing expenses of $174.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Payroll and related expenses for executive and administrative personnel	$9,561	$10,819	$(1,258)	-11.6%
Stock-based compensation	1,176	10,649	(9,473)	-89.0%
Professional services, including accounting, legal and insurance	10,142	9,001	1,141	12.7%
Other general and administrative expenses	3,911	5,047	(1,136)	-22.5%
Total general and administrative	$24,790	$35,516	$(10,726)	-30.2%

For the nine months ended September 30, 2024, we incurred general and administrative costs of $24,790 as compared to $35,516 for the nine months ended September 30, 2023. The $10,726 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $9,473, payroll and related expenses of $1,258, and other general and administrative expenses of $1,136; partially offset by an increase in professional services, including accounting, legal and insurance of $1,141.

Other Expenses

The following table sets forth other expenses:

	Nine Months Ended September 30,		2024 versus 2023
	2024	2023	$ Change	% Change
Change in fair value of contingent consideration	$(313)	$(469)	$156	-33.3%
Interest expense, net	(11,747)	(13,225)	1,478	-11.2%
Liquidated damages	(229)	(455)	226	-49.7%
Total other expenses	$(12,289)	$(14,149)	$1,860	-13.1%

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the nine months ended September 30, 2024 of $313, represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.

Interest Expense. We incurred interest expense of $11,747 and $13,225 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,478 from the prior period, as a result of interest rate changing.

Liquidated Damages. We recorded $229 of accrued interest on our liquidated damages payable for the nine months ended September 30, 2024 primarily from the issuance of our convertible debentures, Series H convertible preferred stock, Series I convertible preferred stock, Series J convertible preferred stock and Series K convertible preferred stock in prior years. We recorded $455 of accrued interest on our liquidated damages payable for the nine months ended September 30, 2023 primarily from issuance of the same securities as described above.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$3,956	$(11,166)	$(107,589)	$(50,027)
Net loss from discontinued operations	822	2,394	92,709	15,204
Net income (loss) from continued operations	4,778	(8,772)	(14,880)	(34,823)
Add (deduct):
Interest expense, net (1)	3,159	4,042	11,747	13,225
Income tax provision	40	52	116	145
Depreciation and amortization (2)	2,379	3,246	7,335	10,099
Stock-based compensation (3)	732	3,762	2,144	15,117
Change in fair value of contingent consideration (4)	-	60	313	469
Liquidated damages (5)	77	151	229	455
Loss on impairment of assets (6)	-	-	1,198	119
Employee retention credit (7)	-	-	-	(3,890)
Employee restructuring payments (8)	(8)	605	5,776	3,253
Adjusted EBITDA	$11,157	$3,416	$13,978	$4,169

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $30 and $533 for amortization of debt discounts for the three months ended September 30, 2024 and 2023, respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Interest expense includes $626 and $2,178 for amortization of debt discounts for the nine months ended September 30, 2024 and 2023, respectively. Investors should note that interest expense will recur in future periods.
(2)	Depreciation and amortization related to our developed technology and Platform is included within cost of revenues of $1,474 and $2,191 for the three months ended September 30, 2024 and 2023, respectively, and depreciation and amortization is included within operating expenses of $905 and $1,055 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization related to our developed technology and Platform is included within cost of revenues of $4,530 and $6,883 for the nine months ended September 30, 2024 and 2023, respectively, and depreciation and amortization is included within operating expenses of $2,805 and $3,216 for the three months ended September 30, 2024 and 2023, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.
(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)	Loss on impairment of assets represents certain assets that are no longer useful.
(7)	Employee retention credit represents payroll related tax credits under the CARES Act.
(8)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments for the three and nine months ended September 30, 2024 and 2023, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As alleged in ABG’s notice of termination, ABG claims that we failed to make a quarterly payment due to ABG pursuant to the Licensing Agreement of $3,750, on January 18, 2024, ABG notified us of the termination of the Licensing Agreement, effective immediately, in accordance with its rights under the Licensing Agreement. As stated in the notice of termination, ABG believes that a fee of $45,000 became immediately due and payable by us to ABG pursuant to the terms and conditions of the Licensing Agreement. In addition, upon termination of the Licensing Agreement, all outstanding and unvested warrants to purchase shares of our common stock issued to ABG in connection with the Licensing Agreement became immediately vested and exercisable.

On March 18, 2024, ABG announced it had reached an agreement in principle with a third party to become the new operator of the Sports Illustrated media business. On April 1, 2024, ABG Group filed an action against us and Manoj Bhargava, the former interim CEO of the Company and a principal stockholder, alleging, among other things, breach of contract in the United States District Court of the Southern District of New York seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability as reflected in current liabilities from discontinued operations). On June 7, 2024, we filed a response denying ABG Group’s alleged breach of contract action and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. On August 2, 2024, ABG Group filed an amended complaint which we responded to on August 22, 2024 and subsequently filed counterclaims against ABG Group and Sportority, Inc. d/b/a Minute Media. A settlement conference is scheduled for December 4, 2024.

The loss of the rights to operate the SI Business, in addition to the alleged and disputed termination payments that are due following termination of the Licensing Agreement, could harm our competitiveness in our industry, damage any goodwill we may have generated, and otherwise have a material adverse effect on our business, operating results and financial condition. Any subsequent rebranding efforts we may undertake may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.

We defaulted on certain covenants included in our debt agreements that could result in the acceleration of the related debt or the exercise of other remedies.

On December 29, 2023, we failed to make the interest payment due pursuant to the Loan Documents in the amount of $2,797, resulting in a default under the Loan Documents. On January 5, 2024, we entered into the forbearance letter (as updated from time-to-time the “forbearance letter”) with Renew, the lender under the Loan Documents, pursuant to which Renew agreed to a forbearance period through March 29, 2024, subsequently extended to September 30, 2024, while reserving its rights and remedies.

The default under the Loan Documents, as well as Arena’s alleged failure to make a quarterly payment due to ABG pursuant to the Licensing Agreement, resulted in an Event of Default under the Arena Credit Agreement with SLR. On March 13, 2024, Arena entered into the Loan Documents, with Simplify which provided for up to $25,000 of borrowings to be used for working capital and general corporate purposes. Upon the closing of the Simplify Loan (as further described in Note 12, Simplify Loan, in our accompanying condensed consolidated financial statements), Arena borrowed $7,748, of which $3,448 was used to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Arena Credit Agreement. On August 19, 2024, we entered into the Amended Promissory Note which increased available borrowings to $50,000 and extended the maturity date of the promissory note to December 1, 2026 (as further described in Note 12, Simplify Loan, in our accompanying condensed financial statements). On July 12, 2024, we entered into Amendment No. 3 which further deferred the accrued interest due date to December 31, 2024 (as further described under the heading Loan Documents in Note 18). On November 6, 2024, we received a letter from Renew confirming we are not currently in default under the Loan Documents due to the default identified in the forbearance letter (as further described under the heading Update to Renew Forbearance in Note 20). The outstanding principal on the Loan Documents was $110,691 as of September 30, 2024. The indirect owner of Renew also has an indirect non-controlling interest in Simplify.

Borrowings under the Loan Documents are secured by substantially all of our assets. Upon an event of default, Renew can declare all outstanding borrowings under the Loan Documents, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, Simplify could declare all outstanding borrowings under the Loan Documents together with accrued and unpaid interest and fees, to be immediately due and payable and, subject to the terms of the intercreditor agreement between Renew and Simplify, foreclose on our assets. Any of these actions would have a material adverse effect on our business, financial condition, or results of operations and could lead to selling assets, cutting costs, reducing cash requirements, filing bankruptcy or ceasing operations.

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

Our financial condition raises substantial doubt about our ability to continue as a “going concern” through one year from the date of the issuance of the financial statements contained herein if we are unable to rectify the recurrence of our net losses and reduce our working deficit.

For the nine months ended September 30, 2024, we incurred a net loss from continuing operations of $14,880, and as of September 30, 2024, had cash on hand of $5,773 and a working capital deficit of $209,596. Management has evaluated our net loss from continuing operations and working capital deficit to determine if the significance of those conditions or events would limit our ability to meet our obligations when due, including under the Loan Documents and Simplify Loan. In its evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date due to the net loss from continued operations and working capital deficit.

Our financial results have improved in recent periods due to restructuring activities and implementation of a new operating structure. In addition, we plan to continue improving monthly financial performance through the reduction of costs and monthly cash requirements, maintain compliance with the terms of all outstanding debt agreements, and take actions to resolve current and potential future liabilities to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, such as resolving pending litigation. However, there can be no assurance that we will be able to execute these plans. If we are unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

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

We are currently out of compliance with the continued listing standards of the NYSE American. Our failure to regain compliance with the continued listing standards may result in the delisting of our common stock.

Our common stock is listed on the NYSE American and such listing is contingent on our compliance with the NYSE American’s standards for continued listing, including requirements relating to maintaining minimum stockholders’ equity. On October 2, 2024, we received a notification (“Letter”) from the NYSE American stating that we are not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) requiring stockholders’ equity of (i) $2.0 million or more if we have reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million or more if we have reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and (iii) $6.0 million or more if we have reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively. As of June 30, 2024, we had a stockholders’ deficit of $157.2 million and has had losses in the most recent five fiscal years ended December 31, 2023.

As a result of this non-compliance, we became subject to the procedures and requirements set forth in Section 1009 of the Company Guide and had until November 1, 2024 to submit a plan (the “Plan”) of actions we have taken or will take to regain compliance with the continued listing standards by April 2, 2026, which is 18-months from receipt of the Letter (“Cure Period”). The Plan we submitted on November 1, 2024 is under review by the NYSE American as of the date of filing. If the NYSE American accepts the Plan, we will be able to continue our NYSE American listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until we have regained compliance. If the Plan is not accepted by the NYSE American, the Letter states that delisting proceedings will commence. We may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

We intend to regain compliance and the Letter has no immediate effect on the listing or trading of our common stock on the NYSE American and if the Plan is approved and adhered to, during the Cure Period. Our receipt of the Letter from the NYSE American does not affect our business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

Although we intend to regain compliance with the continued listing requirements prior to the end of the Cure Period, we may be unable to do so. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination; however, there can be no assurance that the outcome of any such appeal would be in our favor.

If NYSE American delists our common stock from trading on its exchange due to our failure to meet the NYSE American’s continued listing standards, we and our security holders could face significant material adverse consequences, including, but not limited to, a lack of trading market for our common stock, reduced liquidity, decreased analyst coverage of our common stock and an inability for us to obtain additional financing to fund our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Business Combination Agreement, dated as of November 5, 2023, among The Arena Group Holdings, Inc., Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
2.13	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
2.14	Second Amendment to the Business Combination Agreement dated November 5, 2023, among the Company, Simplify Inventions, LLC, a Delaware limited liability company, Bridge Media Networks, LLC, a Michigan limited liability company and a wholly owned subsidiary of Simplify, New Arena Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Arena, Energy Merger Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of Newco, and Energy Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Newco, dated July 12, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2024.
3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Second Amended and Restated Bylaws, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed on October 13, 2021.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.

3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.1	Amendment No. 3 to the Third Amended and Restated Note Purchase Agreement dated as of December 15, 2022 (as amended by that certain Amendment No. 1 to Third Amended and Restated Note Purchase Agreement, dated as of August 14, 2023 and as further amended by that certain Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated as of December 1, 2023), by and among the Company, the Guarantors party thereto, the Purchasers party thereto and Renew Group Private Limited, in its capacity as agent for the Purchasers, dated July 12, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2024.
10.2	Employment Agreement between The Arena Group Holdings, Inc. and Geoffrey Wait dated effective August 6, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2024.
10.3	Amendment No. 1 to Loan Documents between the Company and Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.4	Amended and Restated Promissory Note issued by the Company to Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.5	Common Stock Purchase Agreement between the Company and Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

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

The Arena Group Holdings, Inc.

Date: November 14, 2024	By:	/s/ SARA SILVERSTEIN
Sara Silverstein
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer

